Form 10-Q
period 1997-06-30
COINSTAR INC
filed 1997-08-15
CIK 941604

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

(Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

                                          OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934




                           COMMISSION FILE NUMBER:  0-22555




                                    COINSTAR, INC
                (Exact name of registrant as specified in its charter)



         DELAWARE                                            94-3156448
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)


13231 SE 36TH STREET, SUITE 200, BELLEVUE, WASHINGTON           98006
(Address of principal executive offices)                     (Zip Code)



                                    (206) 644-6789
                 (Registrant's telephone number, including area code)




                       (Former name, former address and former
                      fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES            NO        X
                                            ------           -------


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at July 9, 1997
              -----                      ----------------------------
    Common Stock, $0.001 par value                  14,361,598

                                   COINSTAR, INC.
                                     FORM 10-Q

                                        INDEX



                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

              Balance Sheets as of June 30, 1997
              and December 31, 1996. . . . . . . . . . . . . . . . . . . 3



              Statements of Operations for the three
              and six months ended June 30, 1997 and 1996. . . . . . . . 3

              Statements of Stockholders' Equity (Deficit) for
              the six months ended June 30, 1997 . . . . . . . . . . . . 3

              Statements of Cash Flows for the
              six months ended June 30, 1997 and 1996. . . . . . . . . . 3

         Notes to Financial Statements for the three
         and six months ended June 30, 1997 and 1996 . . . . . . . . . . 3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . . . 3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 3

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 3

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 4


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

    The information required by this item is incorporated by reference from the information in pages F-2 to F-7 of the Registration Statement on Form
S-4 (333-33233) filed by Coinstar, Inc. (the "Company"), which information is filed hereto a Exhibit 99.1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The information required by this item is incorporated by reference from the information under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" from pages 29-40 and "Risk Factors" from pages 15 to 25 of the Company's Registration Statement on Form S-4 (333-33233), which information is filed hereto as Exhibit 99.2.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). CoinBank responded to the Company by letter dated June 23, 1997, alleging that the Company failed to conduct a reasonable investigation before filing the Patent Infringement Claim, the Patent Infringement Claim is unreasonable and without factual foundation and the Patent Infringement Claim was filed for an improper purpose. CoinBank has demanded the Company dismiss such action, and has indicated that if such action is not dismissed, CoinBank will answer the Patent Infringement Claim on June 26, 1997 and counterclaim for declaration of noninfringement, invalidity and unenforceability of the subject patent and file a claim for $12 million of damages based on the tort of intentional interference with prospective economic advantage. CoinBank further stated that it may file a cross-complaint against Scan Coin AB for indemnity and breach of warranty of title. On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of noninfringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that might be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on June 9, 1997. The stockholders voted as follows:

    The stockholders elected each of the five nominees for director. The elected directors and the votes cast in favor and withheld for each are as follows:

                                          VOTES IN FAVOR  VOTES WITHHELD
                                          --------------  --------------
    Jens H. Molbak                           8,369,881        203,080


    George H. Clute                          8,369,881        203,080

    David E. Stitt                           8,369,881        203,080

    Larry A. Hodges                          8,369,881        203,080

    Ronald A. Weinstein                      8,369,881        203,080

    The stockholders approved the Amended and Restated Certificate of Incorporation, which became effective following the closing of the Company's initial public offering with 8,359,881 votes in favor, 203,080 against and 10,000 abstentions.

    The stockholders approved the Amended and Restated Bylaws, which became effective following the closing of the Company's initial public offering with 8,369,881 votes in favor, 0 against and 0 abstentions.

    The stockholders approved the Company's 1997 Equity Incentive Plan with 8,397,888 votes in favor, 6,742 against and 55,251 abstentions.

    The stockholders approved the Company's 1997 Non-Employee Directors' Stock Option Plan with 8,104,808 votes in favor, 209,822 against and 55,251 abstentions.

    The stockholders approved the Company's Employee Stock Purchase Plan with 8,322,173 votes in favor, 6,742 against and 40,966 abstentions.

    The stockholders' approved a form of Indemnity Agreement to be entered into by the Company with each of its directors and executive officers with 8,161,801 votes in favor, 203,080 against and 5,000 abstentions.

    The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company with 7,505,801 votes in favor, 205,526 against and 658,527 abstentions.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

EXHIBIT
NUMBER   DESCRIPTION OF DOCUMENT
-------  -----------------------

3.1(1)    Amended and Restated Certificate of Incorporation of the Registrant
            in effect after the closing of the Initial Public Offering.
3.2(1)    Amended and Restated Bylaws of the Registrant.
4.1         Reference is made to Exhibits 3.1 through 3.2.
4.2(1)    Specimen Stock Certificate.
4.3(1)    Second Amended and Restated Investor Rights Agreement, dated
            August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
4.4(1)    Indenture between Registrant and The Bank of New York dated
            October 1, 1996.
4.5(1)    Warrant Agreement between Registrant and The Bank of New York dated
            October 22, 1996.
4.6(1)    Notes Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
4.7(1)    Warrant Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
10.1(1)   Registrant's 1997 Equity Incentive Plan.
10.2(1)   Registrant's 1997 Employee Stock Purchase Plan.
10.3(1)   Registrant's 1997 Non-Employee Directors' Stock Option Plan.
10.4(1)   Form of Indemnity Agreement to be entered into between the Registrant and its executive officers and directors.
10.5(1)   Series E Preferred Stock and Warrant Purchase Agreement between
            Registrant and Acorn Ventures, Inc., dated August 27, 1996.
10.6(1)   Office Building Lease between Registrant and Factoria Heights dated
            June 1, 1994, as amended on January 24, 1997.
10.7(1)   Sublease between Registrant and Maruyama U.S., Inc. dated
            January 15, 1997.
10.8(1)   Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
10.9(1)   Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
10.10(1)  Manufacturing Agreement between Registrant and SeaMed Corporation dated September 1, 1996.
10.11+(1) Letter of Intent between Registrant and Scan Coin AB dated
            March 5, 1997.
10.12+(1) Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
10.13(1)  Purchase Agreement between Registrant and Smith Barney Inc. dated
            October 22, 1996.
11.1      Computation of Earnings Per Share.

27.1      Financial Data Schedule.
99.1      Pages F-2 to F-7 of the Company's Registration Statement on
            Form S-4 (333-33233) incorporated by reference.
99.2      "Management's Discussion and Analysis of Financial Condition and
            Results of Operations" from pages 29-40 and "Risk Factors" from pages 15 to 25 of the Company's Registration Statement on Form S-4 (333-33233) incorporated by reference.

___________
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

  + Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended
         June 30, 1997


ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  COINSTAR, INC.
                                  (Registrant)




Date:    August 14, 1997          /S/ KIRK A. COLLAMER
                                  -----------------------------------------
                                  Kirk A. Collamer
                                  VICE PRESIDENT AND CHIEF FINANCIAL OFFICER