Form 10-Q
period 1997-09-30
COINSTAR INC
filed 1997-11-14
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
           ACT OF 1934

                      FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                            OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
           EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22555
                            ------------------------

                                 COINSTAR, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-3156448
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

   1800 114TH AVENUE SE, BELLEVUE,                        98004
              WASHINGTON                                (Zip Code)
   (Address of principal executive
               offices)

                                 (425) 943-8000

              (Registrant's telephone number, including area code)

                              13231 SE 36TH STREET
                                   SUITE 200
                           BELLEVUE, WASHINGTON 98006
                                 (206) 644-6789

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                       OUTSTANDING AT SEPTEMBER 30, 1997
    Common Stock, $0.001 par value                      14,948,847

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COINSTAR, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                                 PAGE
                                                                                                 NO.
                                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Balance Sheets as of September 30, 1997 and December 31, 1996........................     1

         Statements of Operations for the three and nine months ended September 30, 1997 and
           1996...............................................................................     2

         Statement of Stockholders' Equity (Deficit) for the nine months ended September 30,
           1997...............................................................................     3

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996.......     4

         Notes to Financial Statements for the three and nine months ended September 30, 1997
           and 1996...........................................................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.........................................................................     7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................    24

Item 2.  Changes in Securities and Use of Proceeds............................................    24

Item 6.  Exhibits and Reports on Form 8-K.....................................................    24

SIGNATURES....................................................................................    26

EXHIBIT INDEX.................................................................................    27

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 COINSTAR, INC.
                                 BALANCE SHEETS

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                        1996          1997
                                                    ------------  -------------
                                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................  $ 23,867,763  $  32,646,230
  Short-term investments available for sale.......    32,441,912     29,036,249
  Prepaid expenses and other current assets.......       865,000      1,385,124
                                                    ------------  -------------
    Total current assets..........................    57,174,675     63,067,603
PROPERTY AND EQUIPMENT, net.......................    22,459,254     40,606,010
OTHER ASSETS......................................     2,897,177      3,470,494
                                                    ------------  -------------
    TOTAL.........................................  $ 82,531,106  $ 107,144,107
                                                    ------------  -------------
                                                    ------------  -------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable................................  $  1,779,702  $   3,966,720
  Accrued liabilities.............................     7,690,288     16,224,333
  Current portion of long-term debt and capital
    lease obligations.............................       910,535      1,619,144
                                                    ------------  -------------
    Total current liabilities.....................    10,380,525     21,810,197
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS......    69,154,936     75,205,623
MANDATORILY REDEEMABLE PREFERRED STOCK............    24,972,084
COMMITMENTS AND CONTINGENCIES (Note 5):
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)............   (21,976,439)    10,128,287
                                                    ------------  -------------
    TOTAL.........................................  $ 82,531,106  $ 107,144,107
                                                    ------------  -------------
                                                    ------------  -------------

                       See notes to financial statements

                                 COINSTAR, INC.
                            STATEMENTS OF OPERATIONS

                                              NINE MONTHS ENDED       THREE MONTHS ENDED
                                                SEPTEMBER 30,           SEPTEMBER 30,
                                           -----------------------  ----------------------
                                              1996        1997         1996        1997
                                           ----------  -----------  ----------  ----------
REVENUE..................................  $4,963,344  $17,050,337  $2,829,701  $7,761,755
EXPENSES:
  Direct operating.......................   4,318,486   12,691,275   2,110,065   5,275,623
  Regional sales and marketing...........   1,010,435    2,399,701     395,679     797,875
  Product research and development.......   2,436,194    4,717,497   1,013,857   1,637,201
  Selling, general, and administrative...   3,364,665    7,826,712   1,425,051   2,669,422
  Depreciation and amortization..........   2,392,717    6,139,623   1,097,740   2,297,085
                                           ----------  -----------  ----------  ----------
Loss from operations.....................  (8,559,153) (16,724,471) (3,212,691) (4,915,451)
OTHER INCOME (EXPENSE):
  Interest income........................     276,874    1,730,488      22,321     710,206
  Interest expense.......................    (590,424)  (7,258,108)   (335,488) (2,499,432)
                                           ----------  -----------  ----------  ----------
NET LOSS.................................  $(8,872,703) $(22,252,091) $(3,525,858) $(6,704,103)
                                           ----------  -----------  ----------  ----------
                                           ----------  -----------  ----------  ----------

  Net loss per share.....................  $    (0.85) $     (1.96) $    (0.34) $    (0.47)
                                           ----------  -----------  ----------  ----------
                                           ----------  -----------  ----------  ----------
  Weighted average shares outstanding....  10,459,883   11,370,787  10,459,883  14,199,582
                                           ----------  -----------  ----------  ----------
                                           ----------  -----------  ----------  ----------

                       See notes to financial statements.

                                 COINSTAR, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                  SERIES A              SERIES B
                         COMMON STOCK         PREFERRED STOCK        PREFERRED STOCK     CONTRIBUTED
                     ---------------------  --------------------  ---------------------  CAPITAL FOR   ACCUMULATED
                      SHARES      AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT      WARRANTS      DEFICIT        TOTAL
                     ---------  ----------  ---------  ---------  ---------  ----------  ------------  ------------  -----------
BALANCE, December
  31, 1996.........    793,059  $   18,396    649,775  $ 649,775    895,506  $3,582,034   $2,621,160   ($28,847,804) $(21,976,439)
Exercise of stock
  options..........    196,411      77,479     --         --         --          --           --            --            77,479
Conversion of
  Series A
  Preferred........    649,775     649,775   (649,775)  (649,775)    --          --           --            --                 0
Conversion of
  Series B
  Preferred........  1,023,399   3,582,034     --         --       (895,506) (3,582,034)      --            --                 0
Conversion of
  Mandatorily
  Redeemable
  Preferred
  Stock............  7,315,795  24,972,084     --         --         --          --           --            --        24,972,084
Exercise of common
  stock warrants...  1,970,408   3,245,165     --         --         --          --       (1,982,889)       --         1,262,276
Issuance of Common
  Stock............  3,000,000  28,042,873     --         --         --          --           --            --        28,042,873
Unrealized loss on
  short-term
  investments
  available for
  sale.............     --          --         --         --         --          --           --             2,105         2,105
Net loss...........     --          --         --         --         --          --           --       (22,252,091)  (22,252,091)
                     ---------  ----------  ---------  ---------  ---------  ----------  ------------  ------------  -----------
BALANCE, September
  30, 1997.........  14,948,847 $60,587,806         0  $       0          0  $        0   $  638,271   ($51,097,790) $10,128,287
                     ---------  ----------  ---------  ---------  ---------  ----------  ------------  ------------  -----------
                     ---------  ----------  ---------  ---------  ---------  ----------  ------------  ------------  -----------

                       See notes to financial statements.

                                 COINSTAR, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     FOR THE NINE MONTHS
                                                                            ENDED
                                                                        SEPTEMBER 30,
                                                                   ------------------------
                                                                      1996         1997
                                                                   -----------  -----------
OPERATING ACTIVITIES:
  Net loss.......................................................  $(8,872,703) $(22,252,091)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization................................    2,392,717    6,139,623
    Debt discount amortization...................................       14,145    6,781,166
    Accrued investment income....................................       24,601     (338,627)
    Cash provided (used) by changes in operating assets and
      liabilities:
      Prepaid expenses and other current assets..................  $  (453,589) $  (520,125)
      Other assets...............................................        3,444     (477,784)
      Accounts payable...........................................      669,774    2,187,017
      Accrued liabilities........................................    5,515,568    8,224,676
                                                                   -----------  -----------
  Net cash used by operating activities..........................  $  (706,043) $  (256,145)
INVESTING ACTIVITIES:
  Purchase of short-term investments.............................      --       $(28,260,720)
  Sale of short-term investments.................................      --        32,007,105
  Purchase of fixed assets.......................................  $(14,822,661) (23,432,182)
  Payment of security deposit....................................     (134,072)     --
                                                                   -----------  -----------
  Net cash used by investing activities..........................  (14,956,733) $(19,685,797)
FINANCING ACTIVITIES:
  Repayment of equipment loans...................................     (582,160) $  (662,220)
  Proceeds from issuance of long-term debt.......................    7,321,129      --
  Net proceeds from issuance of common stock.....................      --        28,042,873
  Net proceeds from sales of Series D Preferred stock............      127,503      --
  Net proceeds from sales of Series E Preferred stock............      600,000      --
  Net proceeds from exercise of stock options....................        4,050       77,481
  Contributed capital for warrants...............................      487,270    1,262,275
                                                                   -----------  -----------
  Net cash provided (used) by financing activities...............  $ 7,957,792  $28,720,409
                                                                   -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................  $(7,704,984) $ 8,778,467

CASH AND CASH EQUIVALENTS:
  Beginning of period............................................  $14,119,532  $23,867,763
                                                                   -----------  -----------
  End of period..................................................  $ 6,414,548  $32,646,230
                                                                   -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.......................  $   529,836  $   511,674
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Purchase of equipment financed by capital lease obligation.....  $   552,311  $   640,357

                       See notes to financial statements

                                 COINSTAR, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The unaudited financial statements of Coinstar, Inc. (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

    These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes for the years ended December 31, 1996, 1995 and 1994, as included in the Company's Registration Statement on Form S-4 (Registration No. 333-33233) filed with the SEC. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

    RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 financial statements to conform to the presentation used in 1997.

    NEW ACCOUNTING PRONOUNCEMENTS:  Statement of Financial Accounting Standards
(SFAS) No. 128, "EARNINGS PER SHARE," was recently issued and is effective for the Company's fiscal year ending December 31, 1997. This Statement requires a change in the presentation of earnings per share. Early adoption of this statement is not permitted. Management believes that the impact of the adoption of this Statement on the financial statements, taken as a whole, will not be material.

    SFAS No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," were also recently issued and are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of these Standards, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

NOTE 2:  INITIAL PUBLIC OFFERING

    In July 1997, the Company completed its initial public offering of 3,000,000 shares of Common Stock at a purchase price of $10.50 per share for net proceeds of approximately $28.0 million (after deducting applicable issuance costs and expenses.) The net proceeds received by the Company will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

    Upon the July 9, 1997 closing of the initial public offering, the preferred stock then outstanding was converted into common stock. In addition, certain warrants were exercised on a cash basis to purchase 352,907 shares of common stock at an aggregate exercise price of approximately $1.26 million and certain warrants were net exercised resulting in the issuance of 1,035,715 shares of common stock, all of which warrants expired on the closing of the initial public offering. Within 90 days of the closing of the Company's initial public offering, the warrants issued in connection with the sale of the Notes (as defined

                                 COINSTAR, INC.

                         NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

NOTE 2:  INITIAL PUBLIC OFFERING (CONTINUED)
below) were exercised on a cash or cashless basis, resulting in the issuance of an aggregate of 664,937 shares of Common Stock.

NOTE 3:  EXCHANGE OFFER

    On October 22, 1996, the Company completed a private placement offering of 95,000 units, each of which consisted of a $1,000 principal amount of 13% senior subordinated discount notes, due at maturity in 2006 (the "Notes"), and warrants to purchase seven shares of common stock of the Company, at an exercise price of $.01 per warrant share, subject to adjustment under certain circumstances.

    Pursuant to a related Notes Registration Rights Agreement between the Company and the initial purchaser of the Notes (the "Registration Rights Agreement"), the Company filed its Registration Statement on Form S-4 (Registration No. 333-33233) to satisfy its obligations under the Registration Rights Agreement to exchange the Notes for otherwise substantially identical notes registered under the Securities Act of 1993, as amended.

NOTE 4:  LETTER OF CREDIT

    As of September 30, 1997 the Company had outstanding a secured irrevocable letter of credit with a bank in the amount of $4.0 million. This letter of credit, which expires in March 1998, collateralizes the Company's obligations to a third party. As of September 30, 1997, no amounts were outstanding under the letter of credit.

NOTE 5:  LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). CoinBank responded to the Company by letter dated June 23, 1997, alleging that the Company failed to conduct a reasonable investigation before filing the Patent Infringement Claim, the Patent Infringement Claim is unreasonable and without factual foundation and the Patent Infringement Claim was filed for an improper purpose. CoinBank has demanded the Company dismiss such action, and indicated that if such action is not dismissed, CoinBank would answer the Patent Infringement Claim on June 26, 1997 and counterclaim for declaration of noninfringement, invalidity and unenforceability of the subject patent and file a claim for $12 million of damages based on the tort of intentional interference with prospective economic advantage. CoinBank further stated that it may file a cross-complaint against Scan Coin AB for indemnity and breach of warranty of title. On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of noninfringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that might be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S FORM S-4 REGISTRATION STATEMENT (REGISTRATION NO. 333-33233), FORM S-1 REGISTRATION STATEMENT (REGISTRATION NO. 333-26843) AND QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of September 30, 1997 had an installed base of 2,735 units located in supermarkets, financial institutions and mass merchants in 35 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $51.1 million as of September 30, 1997. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur increasing operating losses in the future. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and in October 1996, the sale of 13% senior subordinated discount notes due at maturity in 2006 (the "Notes") for net proceeds of $62.9 million. In connection with the debt financing in October 1996, the Company began to prepare for accelerated future growth of its installed base by increasing expenditures on its field service organization, upgrading its systems engineering capabilities and developing and testing new marketing and promotion programs designed to increase coin processing volumes.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 26 states across the country. The Company generates revenues based on a processing fee, currently 7.5%, charged on the total dollar amount of coins processed in a transaction. Prior to 1996 the Company's processing fee was 10% on pennies and 5% on all other coins. Beginning in the first quarter of 1996 the Company began charging a flat 7.5% fee on selected units and converted all units to this new fee structure by the end of the second quarter of 1996. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The average age of all units in operation increased slightly during the third quarter of 1997 and contributed to a nominal increase in the average revenue per unit. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of mature units increases.

    Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, and retail operations support. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. The Company believes that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch the Coinstar service in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit sustaining engineering and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, corporate services, and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles.

    The Company expects to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of its service and to engage in systems and product research and development. The Company intends to continue to invest in sales and marketing and product research and development, which is expected to negatively impact its operating results. The Company believes that its future revenue growth, operating margin gains and profitability will be dependent upon the penetration of its installed base with retail distribution partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the Company's limited operating history, unpredictability of the timing of installations with retail distribution partners and the resulting revenues, and the continued market acceptance of the Company's service by consumers and retail distribution partners, the Company's operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUE

    Revenue increased to $7.8 million in the three months ended September 30, 1997 from $2.8 million in the comparable 1996 period. The increase was due principally to the increase in the number of Coinstar units in service during the three month period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 2,735 as of September 30, 1997 from 1,209 units as of September 30, 1996. During the third quarter of 1997, 400 units were installed compared to 413 for the same period in 1996. The dollar value of coins processed in the third quarter of 1997 increased to $103.4 million compared to $37.6 million in the comparable 1996 period.

DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $5.3 million in the three months ended September 30, 1997 from $2.1 million in the comparable 1996 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's growth and its expansion into 2 new regions as of September 30, 1997. Direct operating expense as a percentage of revenue decreased to 68.0% for the three months ended September 30, 1997 from 74.6% in the comparable 1996 period. The Company anticipates that direct operating expense will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are anticipated to decrease as (i) coin pickup and processing cost economies from regional densities are realized and (ii) field services expenses decrease as a percentage of revenue as the Company increases its density in its existing markets.

REGIONAL SALES AND MARKETING

    Regional sales and marketing expense increased to $798,000 in the three months ended September 30, 1997 from $396,000 in the comparable 1996 period. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relation efforts focused on increasing the awareness of the Coinstar service in the third quarter of 1997. The Company expects sales and marketing expenses to continue to increase as the Company expands the installed base of units and enters new regional markets.

PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses increased to $1.6 million in the three months ended September 30, 1997 from $1.0 million in the comparable 1996 period. The principal component of such expenses was personnel compensation and the period-to-period increase was due largely to higher staffing levels required for the improvement of existing and development of new Coinstar unit software, hardware, network applications and development costs related to new service offerings. The Company expects to continue to increase its product research and development expenditures during 1997 as it continues to add personnel in connection with operating systems improvements and the potential addition of value-added services. A portion of the product research and development costs may be capitalized in the future.

SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expense increased to $2.7 million in the three months ended September 30, 1997 from $1.4 million in the comparable 1996 period. The principal component of such expenses was personnel compensation and the period-to-period increase reflects an investment in higher staffing levels to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase in 1997 as the Company continues to add staff.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $2.3 million in the three months ended September 30, 1997 from $1.1 million in the comparable 1996 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

INTEREST INCOME AND EXPENSE

    Interest income increased to $710,000 in the three months ended September 30, 1997 from $22,000 in the comparable 1996 period. The increase in interest income is attributed to higher invested cash balances resulting from net proceeds received from the sale of Notes in October 1996 and the completion of the Company's initial public offering in July 1997.

    Interest expense increased to $2.5 million in the three months ended September 30, 1997 from $335,000 in the comparable 1996 period. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

NET LOSS

    Net Loss increased to $6.7 million in the three months ended September 30, 1997 from $3.5 million in the comparable 1996 period. The increase in the net loss primarily was due to the fact that selling, general, and administrative expenses, product research and development expenses, and depreciation and amortization increased during the same period at a disproportionately higher rate than the Company's direct contribution margin. This was the result of the Company's decision to build infrastructure necessary to support the rapid growth of its installed base of units. In the near term, the Company expects to continue to add infrastructure to support expected increases in its installed base, and as a result expects to incur increasing net losses. In the longer term, the Company expects that it will not be required to add as much infrastructure to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its operating expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUE

    Revenue increased to $17.1 million in the first nine months of 1997 from $5.0 in the comparable 1996 period. The increase was due principally to the increase in the number of Coinstar units in service during the 1997 period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 2,735 as of September 30, 1997 from 1,209 units as of September 30, 1996. The dollar value of coins processed increased to $226.8 million during the 1997 period from $70.6 million in the comparable 1996 period.

DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $12.7 million in the first nine months of 1997 from $4.3 in the comparable 1996 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 13 new regional markets since September 30, 1996. Direct operating expenses as a percentage of revenue decreased to 74.4% in the 1997 period from 87.0% in the 1996 period. The Company anticipates that direct operating expenses will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are anticipated to decrease as (i) coin pickup and processing cost economies from regional densities are realized and (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets.

REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $2.4 million in the first nine months of 1997 from $1.0 million in the comparable 1996 period. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relations efforts focused in the new regions installed during the 1997 period and the initial incurrence of ongoing marketing expenses in existing markets. The Company expects that the components of sales and marketing expenses in the future will include ongoing marketing expenses in existing markets and startup marketing expenses in new regions entered. The Company expects sales and marketing expenses to continue to increase as the Company expands the installed base of units and enters new regional markets.

PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses increased to $4.7 million in the first nine months of 1997 from $2.4 million in the comparable 1996 period. The principal component of such expenses was personnel compensation and the period-to-period increase was due largely to higher staffing levels required for the improvement of existing and development of new Coinstar unit software, hardware, network applications and development costs related to new service offerings. The Company expects to increase its product research and development expenditures during 1997 as it continues to add personnel in connection with operating systems improvements and the potential addition of value-added services. A portion of the product research and development expenses may be capitalized in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $7.8 million in the first nine months of 1997 from $3.4 million in the comparable 1996 period. The principal component of such expenses was personnel compensation and the period-to-period increase primarily reflects an investment in higher staffing levels during the third half of 1996 and first nine months of 1997 to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase in 1997 as the Company continues to add staff.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $6.1 million in the first nine months of 1997 from $2.4 million in the comparable 1996 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

INTEREST INCOME AND EXPENSE

    Prior to October 1996, the Company funded its liquidity needs primarily from the issuance of equity securities and equipment lease financing. In October 1996, the Company issued a total of $95 million aggregate principal amount at maturity of the Notes and certain related warrants. Accordingly, the Company has incurred significant non-cash interest expense from the amortization of the original issue discount and deferred financing fees on such debt.

    Interest income increased to $1.7 million in the first nine months of 1997 from $277,000 in the comparable 1996 period. The increase in interest income is attributable to higher invested cash balances resulting from net proceeds of $62.9 million received from the sale of the Notes in October 1996 and net proceeds of $28.0 million from the completion of the Company's initial public offering in July 1997.

    Interest expense increased to $7.3 million in first nine months of 1997 from $590,000 in the comparable 1996 period as a result of the sale of the Notes. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

NET LOSS

    Net loss increased to $22.3 million in the first nine months of 1997 from $8.9 million in the comparable 1996 period. The increase in net loss primarily was due to the fact that selling, general and administrative expenses, product, research and development expenses, and depreciation and amortization increased during the same period at a disproportionately higher rate than the Company's direct contribution margin. This was the result of the Company's decision to build the infrastructure necessary to support the rapid growth of its installed base of units. In the near term, the Company expects to continue to add infrastructure to support expected increases in its installed base, and as a result expects to incur increasing net losses. In the longer term, the Company expects that it will not be required to add as much infrastructure to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its significantly larger base of installed units grows proportionately faster than its operating expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception and prior to its initial public offering in July 1997, the Company has funded its operations primarily through the private sale of equity securities, equipment lease financing, bank borrowings and the sale of the Notes. As of September 30, 1997, the Company had cash and cash equivalents of $32.6 million, short-term investments of $29.0 million and working capital of $41.3 million. Cash and cash equivalents include $11.9 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash used by operating activities was $256,145 for the nine months ended September 30, 1997 and was $706,000 for the nine months ended September 30, 1996. The principal use of cash was to fund net operating losses incurred, partially offset by depreciation, other non-cash charges, and an increase in accounts payable and accrued liabilities.

    Net cash used by investing activities during the nine month period ended September 30, 1997 was $19.7 million and $15.0 million for the comparable 1996 period. Capital expenditures for such periods were $23.4 million and $14.8 million, respectively. The majority of capital expenditures consist of the purchase of Coinstar units.

    Net cash provided by financing activities for the nine month period ended September 30, 1997 was $28.7 and net cash provided by financing activities for the nine month period ended September 30, 1996 was $8.0 million.

    In January 1996, the Company entered into a loan agreement which allows for maximum borrowings of $3.0 million to be drawn under specific notes secured by certain equipment of the Company. During 1996, the Company drew the entire $3.0 million. The effective annual interest rate on this loan is 16.6% and the loan is due in monthly installments that will be paid through October 1999. In connection with this loan, the Company issued detachable warrants to purchase 93,750 shares of its Series D Preferred Stock at an exercise price of $4.00. Upon the closing of the initial public offering, such warrants automatically converted into warrants to purchase an equivalent number of shares of Common Stock.

    In October 1996, the Company issued and sold a total of $95.0 million in aggregate principal amount at maturity of the Notes due 2006, and warrants to purchase an aggregate of 665,000 shares of Common Stock at a nominal exercise price for proceeds, net of issuance costs, of $62.9 million. Although interest is not payable prior to April 1, 2000, the carrying amount of such indebtedness accretes as the original issue discount is amortized through maturity in October 2006 and the Company's interest expense includes such accretion. Cash interest on the Notes will accrue and be payable semi-annually in arrears at the rate of

13.0% per annum, on October 1 and April 1. No principal payments on the Notes are due prior to maturity in 2006. The Notes are redeemable at the option of the Company in whole or in part within 60 days of the consummation of a public equity offering for an amount equal to 118% of the accreted value as of the date of redemption, plus accrued and unpaid interest and liquidated damages, if any. Otherwise the Notes are redeemable after October 1, 2001 at declining redemption prices to maturity. The Indenture governing the Notes contains certain covenants that, among other restrictions, limit the Company's ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions or merge or sell substantially all its assets. Pursuant to its obligations under a registration rights agreement related to the Notes, the Company filed a Form S-4 Registration Statement (Registration No.333-33233) to exchange the Notes for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

    In July 1997, the Company completed its initial public offering of 3,000,000 shares of Common Stock at a purchase price of $10.50 per share for net proceeds of approximately $28.0 million. The net proceeds received by the Company will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

    As of September 30, 1997 the Company had outstanding a secured irrevocable letter of credit with a bank in the amount of $4.0 million. This letter of credit, which expires in March 1998, collateralizes the Company's obligations to a third party. As of September 30, 1997, no amounts were outstanding under the letter of credit.

    The Company believes existing cash equivalents and short-term investments will be sufficient to fund its cash requirements and capital expenditure needs for the continued expansion of the Coinstar network at the recent installation rate for at least the next twelve months. The extent of additional financing needed will depend on the success of the Company's business. If the Company significantly increases installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, the Company's cash needs will be increased. The Company's future capital requirements will depend on a number of factors, including the timing and number of unit installations, the type and scope of service enhancements, and the level of market acceptance of the Company's service. In addition, beginning in April 2000, the Company will have debt service obligations under the Notes that were issued in October 1996 of over $12 million per year until October 2006, at which time the principal amount of the Notes ($95.0 million) will be due.

QUARTERLY FINANCIAL RESULTS

    The following table sets forth selected unaudited quarterly financial information and operating data for the last seven quarters. This information has been prepared on the same basis as the Company's Financial Statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                                       THREE MONTHS ENDED
                                        --------------------------------------------------------------------------------
                                         MARCH 31,    JUNE 30,    SEPTEMBER 30,  DECEMBER 31,    MARCH 31,    JUNE 30,
                                           1996         1996          1996           1996          1997         1997
                                        -----------  -----------  -------------  -------------  -----------  -----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
Statements of Operations Data:
Revenue...............................   $     746    $   1,388     $   2,830      $   3,349     $   3,995    $   5,294
Expenses:
  Direct operating....................         888        1,321         2,110          2,940         3,450        3,966
  Regional sales and marketing........         208          407           396            494           630          972
  Product research and development....         661          762         1,014          1,533         1,441        1,640
  Selling, general and
    administrative....................         872        1,067         1,425          1,987         2,528        2,630
  Depreciation and amortization.......         499          796         1,098          1,741         1,684        2,158
Loss from operations..................   $  (2,382)   $  (2,965)    $  (3,213)     $  (5,346)    $  (5,738)   $  (6,072)

Other Data:
Number of new Coinstar units installed
  during the period...................         169          364           413            292           428          406
Installed base of Coinstar units at
  end of period.......................         432          796         1,209          1,501         1,929        2,335
Average age of network for the period
  (months)............................         6.6          6.4           6.1            7.0           8.3          9.3

Number of regional markets............          13           18            22             23            27           33
Dollar value of coins processed.......   $  12,306    $  20,692     $  37,637      $  44,841     $  52,724    $  70,626
Direct contribution (loss)(1).........   $    (142)   $      67     $     720      $     409     $     545    $   1,328
Annualized revenue per average
  installed unit(2)...................   $   8,449    $   9,269     $  11,021      $   9,623     $   9,433    $   9,939
Annualized direct contribution per
  average installed unit(2)...........   $  (1,612)   $     449     $   2,804      $   1,175     $   1,287    $   2,494


                                        SEPTEMBER 30,
                                            1997
                                        -------------

Statements of Operations Data:
Revenue...............................    $   7,762
Expenses:
  Direct operating....................        5,276
  Regional sales and marketing........          798
  Product research and development....        1,637
  Selling, general and
    administrative....................        2,669
  Depreciation and amortization.......        2,297
Loss from operations..................    $  (4,915)
Other Data:
Number of new Coinstar units installed
  during the period...................          400
Installed base of Coinstar units at
  end of period.......................        2,735
Average age of network for the period
  (months)............................         10.6
Number of regional markets............           35
Dollar value of coins processed.......    $ 103,442
Direct contribution (loss)(1).........    $   2,486
Annualized revenue per average
  installed unit(2)...................    $  12,284
Annualized direct contribution per
  average installed unit(2)...........    $   3,935

------------------------

(1) Direct contribution (loss) is defined as revenue less direct operating expenses. The Company uses direct contribution (loss) as a measure of operating performance to assist in understanding its operating results. Direct contribution (loss) is not a measure of financial performance under GAAP and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

(2) Based on monthly averages of units in operation over the applicable period.

    Based on its limited operating history, the Company believes that coin processing volumes have been affected by seasonality; in particular the Company believes that on a relative basis coin processing volumes are lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to the Company's limited operating history, and due to the lack of comparable companies engaged in the coin processing business. The Company's revenue growth in the third and fourth quarters of 1996 reflect the acceleration of Coinstar unit installations beginning in the second quarter of that year and higher coin volumes generated by its older units in service, offset in part by the seasonally lower coin processing volume of its installed base. In addition to the seasonal impact of such fourth quarter revenues, direct contribution in that fourth quarter reflects higher direct operating expenses as a percentage of revenue and higher field service expenses from the anticipated entry into new regional markets. Higher coin pickup and processing costs were attributable principally to seasonally lower volumes and a semi-fixed pickup schedule largely in effect during the period. The Company experienced improved pickup efficiencies in the quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and continues to take measures to optimize such efficiencies.

    In addition to fluctuations in revenue resulting from factors affecting customer usage, timing of unit installations will result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between the Company and its retail distribution partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

    Increasing quarterly losses from operations during the periods presented were the result of higher direct operating expenses associated with the significant increase in the Company's installed base, higher depreciation and amortization expense from the expansion of the installed base and the significantly higher level of systems infrastructure and management personnel to support the Company's accelerated growth. The Company expects to continue to incur substantial and increasing quarterly operating losses from operations as it plans to significantly increase its installed base of Coinstar units.

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE, was recently issued and is effective for the Company's fiscal year ending December 31, 1997. This statement requires a change in the presentation of earnings per share. Early adoption of this statement is not permitted. Management believes that the impact of the adoption of this statement on the financial statements, taken as a whole, will not be material.

    SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, were also issued and are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of these standards, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

RISK FACTORS

    IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO THE OTHER INFORMATION PRESENTED IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES

    The Company has incurred substantial and increasing operating losses since inception in 1991. The Company's net loss for 1995, 1996 and the nine months and three months ended September 30, 1997 was $6.2 million, $16.0 million, $22.3 million and $6.7 million, respectively. As of September 30, 1997, the Company had an accumulated deficit of $51.1 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, development and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur substantial and increasing operating losses and negative cash flow from operating and investing activities as it plans to significantly increase its installed base of Coinstar units.

LIMITED OPERATING HISTORY

    After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 90% of the installed base as of September 30, 1997 in service during 1996 and the nine months ended September 30, 1997. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations.

UNCERTAINTY OF FUTURE OPERATING RESULTS

    Substantially all of the Company's revenue has been, and the Company believes will continue to be, derived from the processing fees charged for the Company's coin processing service. Prior growth rates in the Company's revenue should not be considered indicative of future operating results. The timing and amount of future revenues will depend almost entirely on the Company's ability to obtain new agreements with supermarket chains and other potential retail distribution partners for the installation of Coinstar units, the successful deployment and operation of the Company's coin processing network, and customer utilization of the service. Future operating results will depend upon many factors, including the Company's success in deploying a substantial number of additional units, the consumer demand for the Company's coin processing service, the level of product and price competition, the Company's success in expanding its national network and managing the growth of such network, the ability of the Company to develop and market product enhancements, the timing of product enhancements, activities of and acquisitions by competitors, the ability to hire additional employees and the timing of such hiring and the ability to control costs. Fluctuations in the volume and value of coins processed and the rate of unit installations have caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenue and operating results, therefore, depend on the volume and mix of coins processed and the rate of unit installations during the quarter, all of which are difficult to forecast.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The customer utilization of the Company's coin processing service varies substantially from unit to unit, making the Company's revenues difficult to forecast. Customer utilization is affected by the timing and success of promotions by the Company and its retail distribution partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in the Company's control. Based on its limited operating history, the Company believes that coin processing volumes are affected by seasonality; in particular the Company believes that on a relative basis coin processing volumes have been lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to the Company's limited operating history, and due to the lack of comparable companies engaged in the coin processing business. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a large percentage of the Company's expenses are relatively fixed, revenue variability could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock.

SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT

    The Company had outstanding indebtedness as of September 30, 1997 of $76.8 million, which included $72.9 million of the Notes. The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company will at any time have sufficient resources to meet its debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

COMPETITION

    The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 50 units in certain regions of the United States. There can be no assurance, however, that such competitors have not or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

DEPENDENCE ON CONTINUED MARKET ACCEPTANCE BY CONSUMERS AND RETAIL DISTRIBUTION
  PARTNERS

    The Company is substantially dependent on continued market acceptance of its coin processing service by consumers and its retail distribution partners, which have been almost exclusively supermarket chains. The self-service coin processing market is relatively new and evolving; accordingly, it is difficult to predict the future growth rate and size of this market. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its coin processing service. While the Company's existing installed base of Coinstar units has been well received by both retail distribution partners and customers to date, there can be no assurance that the operating results of the installed units will continue to be favorable or past results will be indicative of future market acceptance of the Company's service. The Company believes that market acceptance of the Coinstar unit is dependent on the consumer's perception that the units are convenient, easy to use and reliable. Even if the Company is successful in promoting awareness of the Coinstar unit among consumers, there can be no assurance that such consumers will utilize the Coinstar units in sufficient volume to make the Company profitable. In addition, market acceptance and ongoing use of the Coinstar service may be adversely affected by the increasing use of alternatives to coin and currency transactions such as credit and debit cards, checks, wire transfers, smart cards and other forms of electronic payment

    Market acceptance of the Coinstar units is also dependent on the willingness of potential retail distribution partners to have the units installed in their stores. The Company believes that market acceptance by potential retail distribution partners will be dependent on its ability to demonstrate the utility of the Coinstar unit as a customer service and as a means to provide other tangible benefits, including increased customer traffic and the promotion of store sales. There can be no assurance, however, that potential retail distribution partners will be willing to place Coinstar units in their stores or that, once installed, Coinstar units will obtain market acceptance from consumers. Market acceptance and the Company's revenues may also be affected by the availability and success of coin processing services offered by competitors. In the event the Company's service does not achieve market acceptance or does so less rapidly than expected or the Company's contracts with one or more of its retail distribution partners is terminated, the Company and its results of operations, including its ability to achieve sufficient cash flow to service its indebtedness and achieve profitability, will be materially adversely affected. Moreover, the Company intends to deploy the Coinstar units in convenience stores and is exploring opportunities for deployment in the international market. However, the Company has not yet entered such markets and there can be no assurance that, if entered, deployment in such markets would be successful.

POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS

    The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the nine months ended September 30, 1997, Coinstar units in service in three supermarket chains accounted for approximately 34.6% of the Company's revenue. The units in service in two of these chains, Ralphs Grocery Co. ("Ralphs") and The Kroger Co. ("Kroger"), accounted for approximately 10.6% and 16.7%, respectively, of the Company's revenue in the nine months ended September 30, 1997. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

MANAGEMENT OF GROWTH

    The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The growth in the size and scale of the Company's business has placed and is expected to continue to place significant demands on its operational, administrative and financial personnel and operating systems. Additional planned expansion by the Company may further strain management and other resources. The Company's ability to manage growth effectively will depend on its ability to improve its operating systems, to expand, train and manage its employee base and to develop additional manufacturing and service capacity. In particular, the Company will be required to rapidly expand its operating systems and processes in order to support the projected installations of Coinstar units and the potential addition of value-added services. Such expansion will require improvements to both hardware and software and the hiring and training of additional software engineers. In addition, the Company will be required to establish relationships with additional third-party service providers. These demands, and others, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve and manage the rapid roll-out currently projected. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected.

DEPENDENCE ON A SINGLE SERVICE

    The Company has and expects for the foreseeable future to derive substantially all of its revenues from the operation of Coinstar units. Accordingly, market acceptance of the Company's coin processing service is critical to the Company's future success. Since there is only a limited existing market for the Company's coin processing service, there can be no assurance that an acceptable level of demand will be achieved or sustained. If sufficient demand for the Company's coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, the Company's business, financial condition and results of operations and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected.

EXPOSURE TO COMPONENT SHORTAGES FROM SINGLE SOURCE SUPPLIER

    The Company currently purchases the coin counter component of the Coinstar unit from a single manufacturer, Scan Coin AB, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1998. The Company has entered into a non-binding letter of intent with Scan Coin AB for a new agreement, although no assurance can be given that the parties will enter into a new agreement. Currently, no other manufacturer produces a coin counter capable of being used in the Coinstar units without extensive enhancements and modifications. No assurance can be given that Scan Coin AB will be able or willing to supply coin counter components to the Company in the future. The Company believes it would require up to 12 months to source and make necessary modifications to an alternative coin counter component. Moreover, it could take several additional months for any such alternative supplier to meet the Company's required volume levels. Accordingly, any cessation, slow-down or disruption in the Company's current supply of coin counter components would have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. Although the Company believes alternative suppliers are available, there can be no assurance that the Company would be able to locate an alternate supplier on a timely or cost-efficient basis, if at all, and make the necessary modifications and enhancements to the design of the Coinstar unit to utilize such replacement, both of which, in the event of their nonoccurrence, would materially impair its ability to have Coinstar units manufactured. A prolonged inability to obtain certain components could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness, particularly as the Company increases its manufacturing requirements to support its nationwide deployment.

RELIANCE ON THIRD-PARTY MANUFACTURER AND SERVICE PROVIDERS

    The Company does not conduct manufacturing operations and is dependent and will continue to be dependent on outside parties for the manufacture of the Coinstar unit and its key components. While Coinstar intends to significantly expand its installed base, such expansion may be constrained by the manufacturing capacity of its third-party manufacturers and suppliers. Although the Company expects that its current contract manufacturer, SeaMed Corporation ("SeaMed") will be able to produce sufficient units to meet projected demand, there can be no assurance that SeaMed or other manufacturers will be able to meet the Company's manufacturing needs in a satisfactory and timely manner. In the event of an unanticipated increase in demand for Coinstar unit installations by retail distribution partners, the Company may be unable to meet such demand due to manufacturing constraints. Although the Company has a contract with SeaMed, it does not have a long-term obligation to continue the manufacture of the Coinstar unit or its components. Further, SeaMed is principally engaged in the manufacture of electronic medical instruments for medical technology companies. The Company believes that it is SeaMed's only material non-medical customer. As such, the Company faces an increased risk that SeaMed may choose to focus exclusively on manufacturing its medical products and cease making the Company's products. Should SeaMed cease providing services, the Company would be required to locate and qualify additional suppliers. There can be no assurance that the Company would be able to locate alternate manufacturers on a timely basis. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. There can be no assurance that the manufacturing capability of such third-party manufacturers will successfully address the Company's needs. In the event the Company is unable to retain such manufacturing on commercially reasonable terms, its business, financial condition and results of operation and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected.

    The Company relies on third-party service providers for substantial support and service efforts that the Company currently does not provide directly. In particular, the Company contracts with armored carriers to arrange for the pick-up, processing and deposit of coins. The Company generally contracts with one armored carrier to service a particular region. Many of these carriers do not have long-standing relationships with the Company and these contracts generally can be terminated by either party with advance notice ranging from 30 to 90 days. In the past, the Company has experienced a sudden disruption in service from an armored carrier company. The Company does not currently have nor does it expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by the Company to maintain its existing relationships or to establish new relationships on a timely basis or on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. Moreover, as with any business that handles large volumes of cash, the Company is susceptible to theft, counterfeit and other forms of fraud, including security breaches of the Company's computing system that performs important accounting functions. There can be no assurance that the Company will be successful in developing product enhancements and new services to thwart such attempts.

RISK OF DEFECTS IN OPERATING SYSTEMS

    The Company collects financial and operating data and monitors unit performance through a wide-area communications network connecting each of the Coinstar units with a central computing system located at the Company's headquarters. This information is used to track the flow of coins, verify coin counts and schedule and dispatch unit service. The operation of the Coinstar units depends on sophisticated software, computing systems and communications services that may contain undetected errors or are subject to failures. These errors and failures may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each unit is designed to store all data collected, helping to ensure critical data is not lost due to an operating systems failure, the inability of the Company to collect the data from its units could lead to a delay in processing coins and crediting the accounts of its distribution partners for vouchers already redeemed. Further, there can be no assurance that the design of the operating systems to prevent the loss of data will operate as intended and any loss of or delay in collecting coin processing data would materially and adversely effect the Company's operations. In addition, the Company has in the past experienced limited delays and disruptions resulting from upgrading or improving its operating systems. Although such disruptions have not had a material effect on the Company's operations, there can be no assurance that future upgrades or improvements will not result in delays or disruptions that would have a material adverse impact on the Company's operations. In particular, the Company is currently planning some significant improvements in its operating platform in order to support its projected expansion of the installed base of Coinstar units and the potential addition of value-added services. While the Company is taking steps to ensure that the potential adverse impact of such improvements on the Company's operations is minimized, there can be no assurance that the platform will be able to handle the increased volume of services expected from the continued expansion of the Company's network and the potential addition of value-added services or that the improvements will occur on a timely basis so as not to disrupt such continued expansion and potential addition of value-added services. In addition, the communications network on which the Company relies is not owned by the Company and is subject to service interruptions. Further, while the Company has taken significant steps to protect the security of its network, any breach of such security whether intentional or from a computer virus could have a material adverse impact on the Company. Any service disruptions, either due to errors or delays in the Company's software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could have a material adverse affect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL

    The Company's performance is substantially dependent on the performance of its executive officers and key employees and its long term success will depend on its ability to recruit, retain and motivate highly skilled personnel. Jens H. Molbak, President and Chief Executive Officer, Rod W. Brooks, Vice President of Sales and Marketing, Aaron R. Finch, Vice President of Operations, and Daniel A. Gerrity, Vice President and Chief Technical Officer, have been primarily responsible for the development and expansion of the Company's business. The Company recently hired Kirk A. Collamer as Vice President and Chief Financial Officer. All of the Company's executive officers and employees are employed on an at-will basis. The loss of the services of any of these executive officers or other key employees or the inability to attract and retain necessary technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition and results of operation and on its ability to achieve sufficient cash flow to service its indebtedness. Presently, the Company maintains a "key man" life insurance policy on Mr. Molbak in the amount of $2.0 million.

UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS

    The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. In October 1996 and April 1997, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013 and April 2014, respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. No assurance can be given that any patents from any pending patent applications or from any future patent applications will be issued, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Moreover, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). CoinBank responded to the Company by letter dated June 23, 1997, alleging that the Company failed to conduct a reasonable investigation before filing the Patent Infringement Claim, the Patent Infringement Claim is unreasonable and without factual foundation and the Patent Infringement Claim was filed for an improper purpose. CoinBank has demanded the Company dismiss such action, and has indicated that if such action is not dismissed, CoinBank will answer the Patent Infringement Claim on June 26, 1997 and counterclaim for declaration of noninfringement, invalidity and unenforceability of the subject patent and file a claim for $12 million of damages based on the tort of intentional interference with prospective economic advantage. CoinBank further stated that it may file a cross-complaint against Scan Coin AB for indemnity and breach of warranty of title. On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of noninfringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that might be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

    Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover the Company's products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that others will not assert infringement or misappropriation claims against the Company in the future based on patents, copyrights or trade secrets or that such claims will not be successful. The Company could incur substantial costs in defending itself and its retail distribution partners against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its coin processing service and use the processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company may need or be required to obtain one or more licenses from, and/or grant one or more licenses to, others. There can be no assurance that the Company could obtain necessary licenses from others at a reasonable cost or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments, diversion of the attention of key personnel and restrictions on or the termination of the Company's ability to provide its coin processing service and use the processing equipment, any of which could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. The Company also relies on trade secrets to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its employees, consultants and corporate partners, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the

Company's trade secrets will not otherwise become known or be discovered independently by its competitors.

RAPID TECHNOLOGICAL CHANGE

    The self-service coin processing market is relatively new and evolving. As such, the Company anticipates that, as the market matures, it will be subject to technological change, new services and product enhancements, particularly as the Company expands its service offerings. Accordingly, the Company's success may depend in part upon its ability to develop product enhancements and new services that keep pace with continuing changes in technology and consumer preferences while remaining price competitive. There can be no assurance, however, that the Company would be successful in developing such product enhancements or new services, that it will be able to introduce such products or services on a timely basis or that any such product enhancements or new services will be successful in the marketplace. The Company's failure to develop technological improvements or to adapt its products and services to technological change on a timely basis could, over time, have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

POTENTIAL VOLATILITY OF STOCK PRICE

    The securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Announcements of technological innovations or new products or services by the Company or its competitors, the termination of one or more retail distribution contracts, release of reports, changes in or failure of the Company to meet financial estimates by securities analysts, industry developments, market acceptance of the Coinstar service by retail distribution partners and consumers, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant and adverse impact on the market price of the Common Stock.

PART II.  OTHER INFORMATION

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

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

    The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1993, as amended (Registration No. 333-26843), was July 2, 1997 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on July 2, 1997 and all securities were sold in the offering. The managing underwriters were Smith Barney Inc. and Hambrecht & Quist.

    Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for its own account, for an aggregate offering price of $31,500,000. The Company incurred expenses of approximately $2,837,544, of which $1,957,125 represented underwriting discounts and commissions and $880,419 represented estimated other expenses, of which expenses $50,149 represented direct or indirect payments to an affiliate of the Company. The net offering proceeds to the issuer after total expenses was $28,662,456.

    The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 EXHIBIT
  NUMBER    DESCRIPTION OF DOCUMENT
----------  --------------------------------------------------------------------
 3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant
              in effect after the closing of the Initial Public Offering.

 3.2(1)     Amended and Restated Bylaws of the Registrant.

 4.1        Reference is made to Exhibits 3.1 through 3.2.

 4.2(1)     Specimen Stock Certificate.

 EXHIBIT
  NUMBER    DESCRIPTION OF DOCUMENT
----------  --------------------------------------------------------------------
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

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

 + Certain confidential portions deleted pursuant to Order Granting Application
    Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      COINSTAR, INC.
                                                       (Registrant)

Date:  November 14, 1997                           /s/ KIRK A. COLLAMER
                                          --------------------------------------
                                                     Kirk A. Collamer
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER    DESCRIPTION OF DOCUMENT                                       PAGE
----------  ------------------------------------------------------------  ----
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

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

 + Certain confidential portions deleted pursuant to Order Granting Application
    Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.