Form 10-Q/A
period 1997-09-30
COINSTAR INC
filed 1997-11-18
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    Amendment No. 1 to the Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997, is filed for the purpose of amending Exhibit 27.1.

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

                                                      COINSTAR, INC.
                                                       (Registrant)

Date:  November 18, 1997                           /s/ KIRK A. COLLAMER
                                          --------------------------------------
                                                     Kirk A. Collamer
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER    DESCRIPTION OF DOCUMENT
----------  ------------------------------------------------------------
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