Form 10-K405
period 1997-12-31
COINSTAR INC
filed 1998-03-31
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-22555

                                 COINSTAR, INC.

             (Exact name of registrant as specified in its charter)

                        DELAWARE                                                 94-3156448
            (State or other jurisdiction of                                    (IRS Employer
             incorporation or organization)                                 Identification No.)

       1800 114TH AVENUE SE, BELLEVUE, WASHINGTON                                  98004
        (Address of principal executive offices)                                 (Zip Code)

                                 (425) 943-8000

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of Common Stock on February 27, 1998 as reported on the Nasdaq National Market, was approximately $79,086,353. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at February 27, 1998 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 15,098,701 on February 27, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for Registrant's 1998 Annual Meeting of Stockholders to be held June 4, 1998 are incorporated by reference in
Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                                     INDEX

PART I
  Item 1.    Business..............................................................  Page  3
  Item 2.    Properties............................................................  Page 23
  Item 3.    Legal Proceedings.....................................................  Page 23
  Item 4.    Submission of Matters to a Vote of Security Holders...................  Page 23

PART II
  Item 5.    Market for the Registrant's Common Stock and Related Stockholder        Page 24
             Matters...............................................................
  Item 6.    Selected Financial Data...............................................  Page 25
  Item 7.    Management's Discussion and Analysis of Financial Condition and         Page 26
             Results of Operations.................................................
  Item 8.    Financial Statements and Supplementary Data...........................  Page 33
  Item 9.    Changes in and Disagreements with Accountants on Accounting and         Page 34
             Financial Disclosure..................................................

PART III
  Item 10.   Directors and Executive Officers of the Registrant....................  Page 34
  Item 11.   Executive Compensation................................................  Page 34
  Item 12.   Security Ownership of Certain Beneficial Owners and Management........  Page 34
  Item 13.   Certain Relationships and Related Transactions........................  Page 34

PART IV
  Item 14.   Exhibits, Financial Statements, Financial Statement Schedules, and      Page 35
             Reports on Form 8-K...................................................

SIGNATURES.........................................................................  Page 37

                                     PART I

ITEM 1. BUSINESS

    THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

SUMMARY

    Coinstar, Inc. (the "Company") develops, owns and operates a network of automated, self-service coin counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. The Coinstar units, located in supermarkets, financial institutions and mass merchants in 30 states across the country as of December 31, 1997, accept and count accumulated loose coins deposited by consumers and issue vouchers listing the total number, denominations and dollar value of coins processed less a processing fee charged by the Company, currently 7.5% (prior to 1996 the Company charged a 10% processing fee on pennies and a 5% processing fee on all other coins.) The vouchers are redeemable by customers at store cashiers for either credit towards retail purchases or cash, regardless of whether a purchase is made. The Company believes its service addresses a significant consumer need for a convenient and reliable coin processing method. The Coinstar service provides consumers with a means of redeeming accumulated loose coins and an alternative to manually presorting, counting and wrapping coins typically required for cash redemption at a bank. As of December 31, 1997 the network has processed coins worth over $470 million. The Company began commercial deployment of the Coinstar network in 1994 and, in 1996, significantly accelerated its plans for installation of the Coinstar units in various geographic regions. As of December 31, 1997, the Company had an installed base of 3,204 in 40 regional markets across the United States.

    The Company believes a key competitive advantage is its significant expertise accumulated over the past five years in designing and manufacturing the Coinstar units, in developing and supporting a wide-area communications network capable of receiving and transmitting data to all Coinstar units, and in building a dedicated field service organization with the ability to rapidly deploy and service the Coinstar units. The Coinstar unit is a modularly designed, free-standing machine controlled by an internal computer connected to the Company's wide-area communications network. The network is critical to providing high availability of the Coinstar units, maintaining a high level of customer service and managing direct operating costs. The reliability of the Coinstar unit and the utilization of the communications network, in conjunction with the support of the Company's regional field service organization, have resulted in median availability of units in operation of over 98%. In addition, the network is used to distribute store-specific promotional programs such as electronic offers, coupons and advertising.

THE RECURRING FLOW OF COINS IN THE ECONOMY

    The New York Times has reported that an estimated 288 billion cash transactions have occurred on an annual basis in the United States. Assuming that the change generated by each such cash transaction averaged fifty cents, the annual coin flow resulting from such transactions would have been approximately $144 billion. Based on the current population in the United States, the average person handles approximately $600 in coins each year. To support this flow of coins in the economy, the U.S. Mint has produced $15 billion in new coins over the past 25 years. According to the U.S. Mint, the circulating stock of coins used in cash transactions is approximately $8 billion, which the Company estimates would have to turn over approximately 18 times a year to support a coin flow of $144 billion. The prevalence of coins in cash transactions and the lack of a convenient alternative for converting coins into cash has resulted in the accumulation of coins. Based on the U.S. Mint data above, only $8 billion of the $15 billion in coins produced over the last 25 years (the useful life of a coin) are regarded as circulating, and the Company believes there is an estimated $7 billion of non-circulating coins. New coins are made to replace those that fall out of circulation and to support the increasing size of the economy. In 1997 alone, the U.S. Mint produced over 13 billion new coins worth approximately $655 million. The Company believes a significant market opportunity exists for providing a convenient method of redeeming non-circulating coins and recycling the recurring coin flow in the United States economy. The actual size of the market of recyclable coins potentially available to the Company, however, is limited by the number of geographic locations in which it is economically feasible for the Company to locate units. In addition, many consumers regularly use their loose change in commercial transactions rather than accumulating it, or may elect other alternatives for recycling their accumulated coins. In 1997, the Company processed approximately $333 million of coins. See "Risk Factors."

    The Company believes there is no widely available technology to quickly, accurately and reliably sort and count odd volumes of coins in a self-service environment. Traditionally, banks and other depository institutions have been the primary means by which consumers could convert coins into cash, but they typically have provided the service only to their depositors and generally only after the coins have been pre-sorted, counted and wrapped in paper rolls by the consumer, an inefficient and labor-intensive process. The lack of an efficient, hassle-free alternative for consumers to convert coins into cash presents the Company with a significant opportunity to capitalize on redeeming non-circulating coins as well as recycling coins on a regular basis.

THE COINSTAR SYSTEM

    The Company has designed, developed and is commercially deploying, in scale, what the Company believes to be the first and only widespread network of automated, self-service coin counting and processing machines. The Company believes its service addresses a significant consumer need for a convenient and reliable coin processing method. The Coinstar service provides consumers with a means of redeeming accumulated loose coins and an alternative to manually presorting, counting and wrapping coins typically required for cash redemption at a bank or other depository institution. The Company believes a key competitive advantage is its significant expertise accumulated over the past five years in designing and manufacturing the Coinstar units, in developing and supporting a wide-area communications network capable of receiving and transmitting data to all Coinstar units, and in building a dedicated field service organization with the ability to rapidly deploy and service the Coinstar units.

COINSTAR UNIT

    The Coinstar unit is comprised of a coin input and cleaning process, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. The Coinstar unit is highly accurate, durable, easy to use and service, and capable of processing up to 600 coins per minute. The counter detects foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. The Company's proprietary advances relating to certain aspects of coin processing enable the Coinstar unit to handle moisture, dirt, lint, and other debris with infrequent clogging or malfunctioning, important features for operating in a self-service environment. In October 1996 and April 1997, the Company was issued United

States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013 and April 2014, respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment.

    The Coinstar unit is controlled by an internal computer that runs a multi-tasking operating system. In addition to controlling and coordinating Coinstar unit functions, the computer electronically records nearly all aspects of the unit's operation. The unit electronically logs extensive transaction information such as a unique transaction number, the dollar amount, time and duration of each transaction, the numbers of each type of coin processed and the number of rejected coins. Aggregate log information is transmitted daily over the Company's wide-area communications network to the Company's headquarters for analysis and backup.

    The Coinstar unit is also equipped with a telephone handset that enables supermarket personnel to connect directly to the Coinstar Customer Service Center via a toll free number, providing store personnel direct support in the event assistance is required.

NETWORK SYSTEM AND TECHNOLOGY

    The Company believes that the availability of current performance, configuration, and financial data through the wide-area communications network is critical to providing high availability of the Coinstar units, maintaining a high level of customer service, and managing direct operating costs. The Company also believes the establishment and development of the network functions are a significant barrier to entry for competitors. The Company believes that the following benefits resulting from the network and associated features enable the Company to provide a higher level of service at a lower cost than a traditional reactive, dispatch-oriented service organization:

    - DOWNLOADABLE SOFTWARE PROGRAMS AND SYSTEMS ENHANCEMENTS. The two-way network permits headquarters to send information to each Coinstar unit, customized to the unit's location, including new graphics, animations, sounds and voucher designs. This capability permits the Company to promote the use of the service through store-specific advertising, on-screen promotions, special offers, sweepstakes and coupons. In addition, the network is used to download new versions of application and operating system software from headquarters to the units in the field, and effect other configuration changes electronically, avoiding on-site visits by Company personnel.

    - UNIT OPERATING PERFORMANCE REPORTING. Each Coinstar unit generates daily performance and operating reports that are transmitted over the network to headquarters for consolidation and then electronically distributed via the network to the responsible field service employee. In addition, the Coinstar unit provides specific service information to the responsible field employee by directly paging the employee with current operating information based on a series of predetermined performance criteria. The Company's personnel use this unit performance information to make proactive decisions to service each Coinstar unit in advance, such as determining when a preventative maintenance is required or identifying the specific maintenance or repairs needed.

    - ENHANCEMENT OF FIELD SERVICE PRODUCTIVITY. Performance and operating reports generated by the network are also used to better utilize field service and armored carrier personnel. As part of the daily performance and operating reports sent over the network, each Coinstar unit reports its fill status and predicts, based on a number of factors, when it will become full. This information is used by the Company to manage the efficiency of armored carrier pickups and reduce downtime resulting from full Coinstar units.

    - FINANCIAL REPORTING AND RECONCILIATION. The network allows Coinstar units to transmit key financial data and operating statistics to headquarters on a daily basis. The financial and accounting information generated by the Coinstar units is cross-checked at the Company's headquarters with bank records and armored carrier processing data logged into the network to ensure the accuracy, speed and control of each deposit. The Company also balances the coin counts verified by armored carriers against the coin counts declared by the Coinstar unit on a bin-by-bin basis, all of which information is available from the network. In addition, retail distribution partners receive weekly automated facsimile reports generated by the network detailing information such as transaction volumes and deposits made for each store.

    - AUTOMATED TRACKING OF COIN COLLECTION, PROCESSING AND DEPOSITS. The Company is expanding the Company's wide-area communications network to provide information to, and gather information from, each of the Company's armored carrier partners by deploying a proprietary automatic receipt tracking system ("ARTS"). The addition of ARTS to the Coinstar network enables the Company to track each deposit to the respective bank accounts of the retail distribution partners and the Company.

    The wide-area and local area networks at the Company's headquarters are coupled securely using sophisticated modern networking equipment. These scaleable networks are integrated using standard tcp/ ip networking protocols over a 100 Mbps backbone which features automatic segmentation and secure subnets via firewall and intelligent ethernet switch technology. Headquarters components of the network operate on widely available personal computers with advanced reliability features including RAID-5 storage, multi-processor configurations and clustering. The Company has built an extensive and secure intranet on top of this physical infrastructure using standard client/server tools provided by leading industry vendors. The client/server applications leverage both traditional high performance relational database management systems technology as well as novel, more flexible, discussion-oriented database technology. Certain data processing activities occur at the Coinstar unit during off-peak hours, distributing the processing load from headquarters and allowing the network of Coinstar units to grow faster than the corresponding headquarters system capacities. In the event of a network failure, however, availability of the Coinstar units and related field service would be negatively impacted until such failure was repaired, and a continued failure for a sustained period could have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Risks of Defects in Operating Systems."

REGIONAL FIELD SERVICE ORGANIZATION

    The Company has assembled a regional field service organization comprised of approximately 145 field service personnel and supporting employees with the primary goal of providing highly responsive service to its retail distribution partners. The field service organization is responsible for performing preventative maintenance and repairs and ensuring the efficient collection and handling of coins.

    FIELD SERVICE PERSONNEL. In all markets in which the Company operates, the field service employee is the Company's primary direct contact with consumers and retail distribution partners. Every member of the field service team is connected to the wide-area communications network. Each Coinstar unit generates daily performance and operating reports which are transmitted over the network to headquarters for consolidation and then electronically distributed via the network to the responsible field service employee. In addition, the Coinstar unit provides specific service information to the responsible field service employee by directly paging such employee with current operating information based on a series of predetermined performance criteria. If a site visit is required, the field service employee responds on location, often before store personnel at the site become aware of a problem. Such current operating information is intended to allow Coinstar personnel to use this unit performance information to make proactive decisions when maintaining the network of Coinstar units. The most common problems, however, involve simple coin jams, most of which can be readily fixed by the store manager. More difficult problems are handled by Coinstar field service personnel.

    ARMORED CARRIERS. The Company contracts with armored carrier companies to handle the transportation and processing of coins deposited in Coinstar units. The armored carriers are part of the traditional money handling infrastructure and secure liability and loss insurance to protect the value of the coins handled by them. The use of these contracted resources facilitates Coinstar's growth and security with minimal investment in facilities and equipment when entering new markets. The armored carrier service typically includes removing the coin trolleys, tagging them for deposit, cleaning of the Coinstar unit, transporting the coins for processing at the armored carrier's facilities, and depositing the coins to the Company's local depository for subsequent transfer to the respective bank accounts of the retail distribution partners and the Company. The frequency of coin collections by armored carriers is determined by machine usage and are monitored through the network. By leveraging its wide-area communications network capabilities with its armored carrier service partners through ARTS, the Company can efficiently monitor every step of the coin collection and deposit process and manage the variable costs of pickups.

    Generally, the Company contracts with one armored carrier to service a particular region. Many of these carriers do not have long-standing relationships with the Company and these contracts generally can be terminated by either party with advance notice ranging from 30 to 90 days. In the past, the Company has experienced a sudden disruption in service from an armored carrier company. The Company does not currently have nor does it expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by the Company to maintain its existing relationships or to establish new relationships on a timely basis or on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Reliance on Third Party Manufacturer and Service Providers."

    INSTALLATION PERSONNEL. The ability to quickly and reliably perform large-scale installations of Coinstar units with minimum impact on store operations is important to building a nationwide network. Each installation is managed by an individual account manager. For a typical installation, a sales operations representative visits the store prior to the delivery of the Coinstar unit to coordinate with the store manager regarding the location of the Coinstar unit within the store and to review site requirements. Site requirements are generally limited to a 110 volt outlet and a telephone line. On the day of delivery, a Coinstar field service employee unpacks, levels and calibrates the unit and conducts a training and orientation session for store personnel.

    The reliability of the Coinstar unit and the utilization of the communications network, in conjunction with the support of the Company's regional field service organization, have resulted in median availability of units in operation of over 98%.

    The Company's Coinstar units, first test marketed in 1993, were in operation in 68 supermarket chains, 6 financial institutions and 2 mass merchants in 40 regional markets across the United States as of December 31, 1997. The following table sets forth key data which highlight the Company's growth:

                                                                               YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                 1993        1994       1995        1996        1997
                                                                 -----     ---------  ---------  ----------  ----------
Installed base of Coinstar units at end of period...........          17          48        263       1,501       3,204
Number of regional markets..................................           2           4         11          23          40
Number of full time employees...............................          15          35         56         160         273
Dollar value of coins processed (in thousands)..............   $      74   $   5,245  $  17,701  $  115,476  $  332,526

SALES AND MARKETING

    The Company's current sales and marketing efforts are focused on expanding the Coinstar network within the United States and generating higher coin volumes for each Coinstar unit. The Company's retail distribution partner marketing strategy is to significantly increase its penetration with existing retail distribution partners as well as to establish relationships with new retail distribution partners in the 100 largest DMAs. The Company's consumer marketing strategy highlights the core benefits to consumers, which the Company believes are convenience and increased disposable income, to help build market awareness and increase consumer usage.

MARKETING TO RETAIL DISTRIBUTION PARTNERS

    The Company's retail development group is responsible for increasing the installed base of Coinstar units within retail chains in the 100 largest DMAs. Since the Coinstar service combines many aspects of the marketing, advertising, accounting and operations of potential retail distribution partners, sales calls can be made at the corporate, regional and store level of retail chains in each DMA. Entry and expansion within a chain is frequently accomplished through a two stage process, whereby a chain places a limited number of Coinstar units in its stores for an evaluation period, after which it decides whether to commit to chain-wide expansion. When marketing to supermarkets, the Company highlights the following key benefits of its service:

    - ENHANCES CUSTOMER SERVICE. Supermarket retailing is a highly competitive business with low margin, high volume unit economics that demands tight expense control. As a result, supermarkets continuously pursue cost savings initiatives and customer service opportunities to encourage shopper loyalty and attract new shoppers. The Coinstar unit enables supermarkets to provide a convenient service to their customers using minimal store space, while incurring virtually no additional cost.

    - INCREASES STORE TRAFFIC. The Company believes that installation of the Coinstar unit helps to increase store traffic. A market study conducted in 1995 by Griggs & Anderson Research, an independent market research firm hired by the Company, indicated that 33% of the Coinstar unit users were not in the store in which they normally shop. A survey conducted in 1996 by Northwest Research Group indicated that 87% of the respondents stated that they would visit another store to use the Coinstar unit if it were not installed in the store they regularly visit.

    - PROMOTES SALES. The Company believes that installation of the Coinstar unit can promote sales for its retail distribution partners by putting new disposable income in shoppers' hands while they are in the store. Coinstar customers are more likely to make a purchase in the store because they generally must redeem their vouchers at a check-out counter. The Company's market study indicated that 77% of customers spent some or all of their voucher in the store. Moreover, the study indicated that, of the Coinstar users who were not in the store in which they usually shop, 79% made purchases in that store. Based upon a more recent study, on average, a typical customer spends approximately 35% of their voucher in the store. This first opportunity at new "found" money provides supermarkets with an increased opportunity of generating incremental sales.

    - GENERATES MEDIA COVERAGE. In order to increase awareness of the Coinstar unit and the supermarkets in which they are located, the Company usually launches a public relations effort in a new region or for a new supermarket partner, including coverage by the mass media, in-store merchandising, demonstrations and co-operative advertising.

    Generally, the Company enters into separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. The Company and the retail distribution partner may also agree to certain marketing arrangements, such as promotional and public relations activities and advertising. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the year ended December 31, 1997, Coinstar units in service in two supermarket chains accounted for approximately 42.8% of the Company's revenue. The units in service in these two chains, Fred Meyer, Inc., which includes Cala Co., Food 4 Less Supermarkets, Inc., Hughes Markets, Inc., Quality Food Centers, Inc., Ralphs Grocery Co. and Smith's Food and Drug, some of which were acquired by Fred Meyer, Inc. subsequent to December 31, 1997 ("Fred Meyer") and The Kroger Co. ("Kroger"), accounted for approximately 25.6% and 17.2%, respectively, of the Company's revenue in the year ended December 31, 1997. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Fluctuations in Quarterly Operating Results" and "Risk Factors-- Possible Termination of Retail Distribution Partner Agreements."

MARKETING TO CONSUMERS

    Since the Company offers a new consumer service, an important element of its marketing strategy is to increase overall consumer awareness of the benefits of the service. Independent market research conducted in a sample of installed regions in October 1996 indicates that a majority of the consumers questioned were unaware of the Coinstar service. To promote consumer awareness, the Company is implementing an aggressive awareness-building campaign that it believes will further increase dollar volumes processed by the Coinstar units.

    The Coinstar unit has been designed to be prominently branded, highly identifiable, easily recognized and capable of self promotion to consumers. The Coinstar unit is generally located near the primary entrance areas of its retail distribution partners and in clear view of the check-out counters or service centers. The Company is continually developing additional techniques such as the use of sound and animation that, when added to the Coinstar unit, are intended to attract consumers and stimulate awareness and trial.

    The Company markets to its supermarket partners' existing customer base by communicating through advertising media already used by such supermarket partners, such as cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers or printed bags, shelf talkers, in-store demonstrations and other merchandising aids.

    The Company also promotes the Coinstar unit to consumers in general by media which include the use of free-standing newspaper advertisements, billboards, radio and television commercials, targeted mailings and door-hangers. The Company plans to continue to capitalize on its promotional opportunities as it enters new markets and expands into existing markets with new or existing retail distribution partners. The Company has generally found local, regional and national press to be receptive to the Coinstar service and willing to devote space and/or air time to communicate the Company's message.

    The Company is also developing other programs designed to increase the breadth and volume of consumer usage. In May 1997, the Company began a philanthropic service program in the western region of the State of Washington that the Company believes provides non-profit organizations with a cost-effective means of raising money. Beginning in October 1997, the Company ran a similar network-wide three-month pilot program with the United Nations Children's Fund (UNICEF). These new philanthropic service programs enable non-profit organizations to be designated by the customer as recipients of the dollar value of coins processed by the Coinstar unit. These programs provide consumers with a simple means for making tax-deductible donations. Instead of receiving a voucher to be redeemed at the retail distribution partner's check-out counter, the consumer receives a printed receipt evidencing the value of their donation. The Company has modified the functionality of the Coinstar unit so that consumers can designate the full value of their processed coins to a participating organization. The Company and the participating organizations conduct joint promotional marketing for the new service. The organizations pay the Company a fee based on the amount of money raised through this new service that is significantly less, in general, than the amount these organizations would otherwise spend to raise funds. See "Risk Factors-- Dependence on Continued Market Acceptance by Consumers and Retail Distribution Partners."

PRODUCT RESEARCH AND DEVELOPMENT

    The Company has increased its product research and development efforts over the past several years and expects to continue to spend a significant portion of its resources on these activities in the foreseeable future. The Company spent approximately $6.4 million, $4.0 million and $1.8 million for technology, product and market research and development in 1997, 1996 and 1995, respectively. The Company presently employs approximately 40 software engineers, information technology specialists and other professional staff in these efforts and contracts with a number of specialized outside consultants for additional services. The main focus of the Company's product research and development efforts includes improvements to the operating systems and enhancements to the network to support both the continued expansion of the network and the potential addition of value-added services. See "Risk Factors--Rapid Technological Change."

MANUFACTURING AND SUPPLY

    The Company's manufacturing strategy is to utilize leading manufacturers to produce Coinstar units at a reasonable cost. The Company believes that using contract manufacturers has several advantages including decreasing capital investment in plant and equipment and working capital, the ability to leverage contract manufacturers' purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers' broad technical and process expertise. Currently, the Coinstar units are assembled under contract with a contract manufacturer in Redmond, Washington, which utilizes several subsuppliers to provide components and subassemblies. Each Coinstar unit is manufactured to the Company's proprietary designs and specifications, and all designs, documentation, tooling, specialized fixtures and test equipment are owned by the Company. Each unit is inspected and tested for quality by Company personnel prior to shipment.

    The Company does not conduct manufacturing operations and is dependent and will continue to be dependent on outside parties for the manufacture of the Coinstar unit and its key components. While Coinstar intends to significantly expand its installed base, such expansion may be constrained by the manufacturing capacity of its third party manufacturers and suppliers. Although the Company expects that its current contract manufacturer, SeaMed Corporation ("SeaMed"), will be able to produce sufficient units to meet projected demand, there can be no assurance that SeaMed or other manufacturers will be able to meet the Company's manufacturing needs in a satisfactory and timely manner. In the event of an unanticipated increase in demand for Coinstar unit installations by retail distribution partners, the Company may be unable to meet such demand due to manufacturing constraints. Although the Company has a contract with SeaMed, it does not have a long-term obligation to continue the manufacture of the Coinstar unit or its components. Further, SeaMed is principally engaged in the manufacture of electronic medical instruments for medical technology companies. The Company believes that it is SeaMed's only material non-medical customer. As such, the Company faces an increased risk that SeaMed may choose to focus exclusively on manufacturing its medical products and cease making the Company's products. Should SeaMed cease providing services, the Company would be required to locate and qualify additional suppliers. There can be no assurance that the Company would be able to locate alternate manufacturers on a timely basis. See "Risk Factors--Reliance on Third-Party Manufacturers and Service Providers."

    The Company has invented and intends to introduce new proprietary coin counting technology that is capable of being used in the Coinstar units. The new coin counting components will be manufactured by SeaMed (see the preceding paragraph for a discussion of risks associated with third party manufacturers. The Company currently purchases the coin counter component of the Coinstar unit solely from Scan Coin AB ("Scan Coin"), pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin. Moreover, the Company continues to install Scan Coin supplied coin counters in its units, and will continue to do so until the commercial deployment of Coinstar units with the Company's new coin counting technology. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    Currently, only Scan Coin supplied coin counter devices are installed in commercially deployed Coinstar units. Replacement parts for the coin counter devices installed in these units are supplied by Scan Coin. The Company believes, if all pending parts orders from Scan Coin are received, that it currently has enough parts to meet demand through the end of 1998. However, there can be no assurance the dispute with Scan Coin will not effect Scan Coin's decision to fill such orders or others in the future. The Company believes it can purchase many of these parts from third party suppliers. However, there can be no assurance that the Company will be able to source all necessary parts from outside suppliers for the Scan Coin coin counters on a timely basis, if at all. Failure to secure necessary replacement parts on a timely basis may result in a slowdown of installations, or in machine downtime.

    There can be no assurance that the transition to the Company's proprietary coin counting technology will proceed on schedule, or that there will be no conversion problems. The coin counter is a complex mechanical and electronic device that is difficult to manufacture. In addition, implementation of the new device will require the distribution of parts, the retraining of Company personnel, and the retraining of third party personnel that help service the Coinstar units. There can be no assurance that these tasks can be completed without delay, nor can there be any assurance that SeaMed will be able to produce the device in the required quantities or in a timely manner. Any such delay or problems may result in machine downtime, or a delay, or cessation of installations for an indeterminate period, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Introduction of New Coin Counting Technology" and "Risk Factors-- Reliance on Third Party Manufacturer and Service Providers."

PROPRIETARY RIGHTS

    The Company has made several technological advances relating to self-service coin processing that are important to the successful operation of the Coinstar unit in a self-service environment. These advancements are implemented both mechanically and through the Company's software. These technologies enable the Coinstar unit to handle moisture, dust, lint, dirt, paper, paper clips, and other debris with infrequent clogging or malfunctioning. In October 1996 and April 1997, the Company was issued United

States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013 and April 2014, respectively. Sufficient debris removal is important to reduce clogging and malfunctioning. Reducing these problems and the associated downtime improves the unit availability for customer use and reduces the amount of time that Company or retail partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. The Coinstar unit also has a unique printed circuit board which contains a non-volatile memory for data storage purposes. This board stores records of transactions and other significant events which can be recovered in the event of a main CPU or hard disk failure. This board also supports downloadable code to facilitate software modification.

    No assurance can be given that any patents will be issued from any pending patent applications or from any future patent applications will be issued, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Moreover, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. On June 18, 1997, the Company filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of warranty against Scan Coin. The claims against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope of found to be invalid. See "Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights."

COMPETITION

    The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provides a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 150 units in certain regions of the United States. There can be no assurance, however, that such competitors have not increased or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks or other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. Moreover, the Company may face direct competition from Scan Coin, or other third parties to whom Scan Coin may sell its coin counting device. There can be no assurance that the

Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and the Company's ability to achieve sufficient cash flow to service its indebtedness.

    The Company believes its proprietary and patented advances relating to self-service coin processing, its ability to collect and analyze operating and financial statistics from Coinstar units through its wide-area communications network, its installed base of units in supermarkets nationwide and its dedicated regional field service organization are its principal competitive strengths. There can be no assurance, however, that the Company's competitors, or others, will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or not competitive. See "Risk Factors--Competition."

EMPLOYEES

    As of December 31, 1997, the Company had 313 employees, including 40 part-time employees. The Company has separate internal departments, including sales and marketing, operations, technology systems and engineering, and finance and administration. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

EXECUTIVE OFFICERS

    The executive officers of the Company, and their ages as of February 27, 1998 are as follows:

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------
Jens H. Molbak.......................................          35   President, Chief Executive Officer and Director
Rod W. Brooks........................................          44   Vice President of Sales and Marketing
Kirk A. Collamer.....................................          45   Vice President and Chief Financial Officer
Aaron R. Finch (1)...................................          39   Vice President of Operations
Daniel A. Gerrity....................................          36   Vice President and Chief Technical Officer
Michael W. Parks (2).................................          50   Vice President of Field Operations

------------------------

(1) In October 1997, Mr. Finch informed the Company of his intention to resign as the Company's Vice President of Operations effective April 2, 1998.

(2) Mr. Parks was elected an executive officer effective February 1, 1998.

EXECUTIVE OFFICERS

    JENS H. MOLBAK, the Company's President, Chief Executive Officer and a director, founded the Company in 1990. Prior to that he served two years as an analyst at Morgan Stanley & Co., Inc., an investment bank. Mr. Molbak earned his M.B.A. from Stanford University Graduate School of Business and his B.A. in Psychobiology from Yale University.

    ROD W. BROOKS, the Company's Vice President of Sales and Marketing, joined the Company in July 1995. From June 1993 until July 1995, he was the Vice President of Marketing, Consumer Produce Division at Novell, Inc., a computer networking company. From June 1989 until March 1993, Mr. Brooks served as the Senior Vice President, Marketing and Merchandising for Egghead, Inc., a software retailer ("Egghead"). Mr. Brooks has also held Vice President, Marketing positions at Northern Automotive, Inc. and Quality Food Centers, Inc. Mr. Brooks obtained his B.A. in Communications from Washington State University in 1975.

    KIRK A. COLLAMER, the Company's Vice President and Chief Financial Officer, joined the Company in February 1997. From March 1995 until February 1997, Mr. Collamer served as the Chief Financial Officer of Muzak Limited Partnership, a business music services provider. From April 1988 to March 1995, he served in various capacities at Ameritech Corporation, a telecommunications company, including serving as Vice President, Finance and Controller and Vice President and Chief Financial Officer of two subsidiaries. Prior to that he served in various finance positions at Brown-Forman Corp./Jack Daniel Distillery, a producer of distilled spirits, and Aladdin Industries, Inc., a marketer of consumer products. He has been a Certified Public Accountant since 1974 and was previously employed by the public accounting firm of Arthur Andersen & Co. from 1974 until 1978. Mr. Collamer received his M.B.A. from Vanderbilt University and his B.A. in Accounting from Michigan State University.

    AARON R. FINCH, the Company's Vice President of Operations, joined the Company in February 1993. Prior to joining the Company, Mr. Finch worked in the Investment Evaluation Department at Weyerhaeuser Co., a forest products company, from 1990 until February 1993. He obtained his M.B.A. from Stanford University Graduate School of Business and his B.S. in Natural Resource Management from Colorado State University.

    DANIEL A. GERRITY, the Company's Vice President and Chief Technical Officer, joined the Company in November 1993 after serving on the Company's Advisory Board since 1990. Prior to joining the Company, Mr. Gerrity was an engineering manager for Slate Corporation, an application software company, from 1990 until November 1993. Mr. Gerrity earned his M.B.A. from Stanford University Graduate School of Business, his M.S. in Computer Systems from Stanford University and his B.S. in Electrical Engineering from Stanford University.

    MICHAEL W. PARKS, the Company's Vice President of Field Operations joined the Company in April 1994 as the Company's Director of Field Operations. From September 1993 to April 1994, Mr. Parks served as President of Seriphus Group, a consulting company he founded. From 1969 until August 1993, he served as Vice President at Seafirst Bank where he helped develop and operate their debit card program and automated teller machine systems. Mr. Parks is a graduate of the Post-Graduate Level Banking Program at Pacific Coast Banking School at the University of Washington and holds a B.A. from Central Washington University.

RISK FACTORS

    THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "BUSINESS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED ELSEWHERE THROUGHOUT THIS ANNUAL REPORT ON FORM 10-K. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS, READERS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

    HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES. The Company has incurred substantial and increasing operating losses since inception in 1991. The Company's net loss for 1995, 1996, and 1997 was $6.2 million, $16.0 million and $29.6 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of $58.4 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, development and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur substantial and increasing operating losses and negative cash flow from operating and investing activities as it plans to significantly increase its installed base of Coinstar units. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    LIMITED OPERATING HISTORY. After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 92% of the installed base as of December 31, 1997 in service during 1996 and 1997. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

    UNCERTAINTY OF FUTURE OPERATING RESULTS. Substantially all of the Company's revenue has been, and the Company believes will continue to be, derived from the processing fees charged for the Company's coin processing service. Prior growth rates in the Company's revenue should not be considered indicative of future operating results. The timing and amount of future revenues will depend almost entirely on the Company's ability to obtain new agreements with supermarket chains and other potential retail distribution partners for the installation of Coinstar units, the successful deployment and operation of the Company's coin processing network, and customer utilization of the service. Future operating results will depend upon many factors, including the Company's success in deploying a substantial number of additional units, the consumer demand for the Company's coin processing service, the level of product and price competition, the Company's success in expanding its national network and managing the growth of such network, the ability of the Company to develop and market product enhancements, the timing of product enhancements, activities of and acquisitions by competitors, the ability to hire additional employees and the timing of such hiring and the ability to control costs. Fluctuations in the volume and value of coins processed and the rate of unit installations have caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenue and operating results, therefore, depend on the volume and mix of coins processed and the rate of unit installations during the quarter, all of which are difficult to forecast. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

    FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The customer utilization of the Company's coin processing service varies substantially from unit to unit, making the Company's revenues difficult to forecast. Customer utilization is affected by the timing and success of promotions by the Company and its retail distribution partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in the Company's control. Based on its limited operating history, the Company believes that coin processing volumes are affected by seasonality; in particular the Company believes that on a relative basis coin processing volumes have been lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to the Company's limited operating history, and due to the lack of comparable companies engaged in the coin processing business. As a result of these and other factors, revenue for any quarter is subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Because the Company's operating expenses are based on anticipated revenue trends and because a large percentage of the Company's expenses are relatively fixed, revenue variability could cause significant variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not subsequently followed by, increased revenue, the Company's operating results would be materially adversely affected. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock. See "Risk Factors--Possible Termination of Retail Distribution Partner Agreements," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Marketing."

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company had outstanding indebtedness as of December 31, 1997 of $78.9 million, which included $75.4 million of the Company's 13.0% Senior Subordinated Discount Notes due 2006 (the "Notes"). The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company will at any time have sufficient resources to meet its debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    COMPETITION. The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 150 units in certain regions of the United States. There can be no assurance, however, that such competitors have not or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. Moreover, the Company may face direct competition from Scan Coin, or other third parties to whom Scan Coin may sell its coin counting device, as a result of the Company's intention to discontinue its supply arrangement with Scan Coin. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Business--Competition."

    DEPENDENCE ON CONTINUED MARKET ACCEPTANCE BY CONSUMERS AND RETAIL DISTRIBUTION PARTNERS. The Company is substantially dependent on continued market acceptance of its coin processing service by consumers and its retail distribution partners, which have been almost exclusively supermarket chains. The self-service coin processing market is relatively new and evolving; accordingly, it is difficult to predict the future growth rate and size of this market. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its coin processing service. While the Company's existing installed base of Coinstar units has been well received by both retail distribution partners and customers to date, there can be no assurance that the operating results of the installed units will continue to be favorable or past results will be indicative of future market acceptance of the Company's service. The Company believes that market acceptance of the Coinstar unit is dependent on the consumer's perception that the units are convenient, easy to use and reliable. Even if the Company is successful in promoting awareness of the Coinstar unit among consumers, there can be no assurance that such consumers will utilize the Coinstar units in sufficient volume to make the Company profitable. In addition, market acceptance and ongoing use of the Coinstar service may be adversely affected by the increasing use of alternatives to coin and currency transactions such as credit and debit cards, checks, wire transfers, smart cards and other forms of electronic payment. See "Business--Sales and Marketing."

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

    POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS. The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the year ended December 31, 1997, Coinstar units in service in two supermarket chains accounted for approximately 42.8% of the Company's revenue. The units in service in these two chains, Fred Meyer and Kroger, accounted for approximately 25.6% and 17.2%, respectively, of the Company's revenue in 1997. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Business--Sales and Marketing."

    MANAGEMENT OF GROWTH. The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The growth in the size and scale of the Company's business has placed and is expected to continue to place significant demands on its operational, administrative and financial personnel and operating systems. Additional planned expansion by the Company may further strain management and other resources. The Company's ability to manage growth effectively will depend on its ability to improve its operating systems, to expand, train and manage its employee base and to develop additional manufacturing and service capacity. In particular, the Company will be required to rapidly expand its operating systems and processes in order to support the projected installations of Coinstar units and the potential addition of value-added services. Such expansion will require improvements to both hardware and software and the hiring and training of additional software engineers. In addition, the Company will be required to establish relationships with additional third-party service providers. These demands, and others, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve and manage the rapid roll-out currently projected. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected. See "Business."

    DEPENDENCE ON A SINGLE SERVICE. The Company has and expects for the foreseeable future to derive substantially all of its revenues from the operation of Coinstar units. Accordingly, market acceptance of the Company's coin processing service is critical to the Company's future success. Since there is only a limited existing market for the Company's coin processing service, there can be no assurance that an acceptable level of demand will be achieved or sustained. If sufficient demand for the Company's coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, the Company's business, financial condition and results of operations and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected. See "Risk Factors-- Dependence on Continued Market Acceptance By Consumers and Retail Distribution Partners" and "Business--Sales and Marketing."

    INTRODUCTION OF NEW COIN COUNTING TECHNOLOGY. The Company has invented and intends to introduce new proprietary coin counting technology that is capable of being used in the Coinstar units. The new coin counting components will be manufactured by SeaMed. See "Risk Factors--Reliance on Third Party Manufacturer and Service Providers." The Company currently purchases the coin counter component of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are still effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin. Moreover, the Company continues to install Scan Coin supplied coin counters in its units, and will continue to do so until the commercial deployment of Coinstar units with the Company's new coin counting technology. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    Currently, only Scan Coin supplied coin counter devices are installed in commercially deployed Coinstar units. Replacement parts for the coin counter devices installed in these units are supplied by Scan Coin. The Company believes, if all pending parts orders from Scan Coin are received, that it currently has enough parts to meet demand through the end of 1998. However, there can be no assurance the dispute with Scan Coin will not effect Scan Coin's decision to fill such orders or others in the future. The Company believes it can purchase many of these parts from third party suppliers. However, there can be no assurance that the Company will be able to source all necessary parts from outside suppliers for the Scan Coin coin counters on a timely basis, if at all. Failure to secure necessary parts on a timely basis may result in a slowdown of installations, or in machine downtime.

    There can be no assurance that the transition to the Company's proprietary coin counting technology will proceed on schedule, or that there will be no conversion problems. The coin counter is a complex mechanical and electronic device that is difficult to manufacture. In addition, implementation of the new device will require the distribution of parts, the retraining of Company personnel, and the retraining of third party personnel that help service the Coinstar units. There can be no assurance that these tasks can be completed without delay, nor can there be any assurance that SeaMed will be able to produce the device in the required quantities or in a timely manner. Any such delay or problems may result in machine downtime, or a delay, or cessation of installations for an indeterminate period, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Business--Manufacturing and Supply" and "Risk Factors--Reliance on Third-Party Manufacturer and Service Providers."

    RELIANCE ON THIRD-PARTY MANUFACTURER AND SERVICE PROVIDERS. The Company does not conduct manufacturing operations and is dependent and will continue to be dependent on outside parties for the manufacture of the Coinstar unit and its key components. While Coinstar intends to significantly expand its installed base, such expansion may be constrained by the manufacturing capacity of its third-party manufacturers and suppliers. Although the Company expects that its current contract manufacturer, SeaMed will be able to produce sufficient units to meet projected demand, there can be no assurance that SeaMed or other manufacturers will be able to meet the Company's manufacturing needs in a satisfactory and timely manner. In the event of an unanticipated increase in demand for Coinstar unit installations by retail distribution partners, the Company may be unable to meet such demand due to manufacturing constraints. Although the Company has a contract with SeaMed, it does not have a long-term obligation to continue the manufacture of the Coinstar unit or its components. Further, SeaMed is principally engaged in the manufacture of electronic medical instruments for medical technology companies. The Company believes that it is SeaMed's only material non-medical customer. As such, the Company faces an increased risk that SeaMed may choose to focus exclusively on manufacturing its medical products and cease making the Company's products. Should SeaMed cease providing services, the Company would be required to locate and qualify additional suppliers. There can be no assurance that the Company would be able to locate alternate manufacturers on a timely basis. The Company's reliance on third-party manufacturers involves a number of additional risks, including the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance, production yields and costs. There can be no assurance that the manufacturing capability of such third-party manufacturers will successfully address the Company's needs. In the event the Company is unable to retain such manufacturing on commercially reasonable terms, its business, financial condition and results of operation and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected. See "Business--Manufacturing and Supply."

    The Company relies on third-party service providers for substantial support and service efforts that the Company currently does not provide directly. In particular, the Company contracts with armored carriers to arrange for the pick-up, processing and deposit of coins. The Company generally contracts with one armored carrier to service a particular region. Many of these carriers do not have long-standing relationships with the Company and these contracts generally can be terminated by either party with advance notice ranging from 30 to 90 days. In the past, the Company has experienced a sudden disruption in service from an armored carrier company. The Company does not currently have nor does it expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by the Company to maintain its existing relationships or to establish new relationships on a timely basis or on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. Moreover, as with any business that handles large volumes of cash, the Company is susceptible to theft, counterfeit and other forms of fraud, including security breaches of the Company's computing system that performs important accounting functions. There can be no assurance that the Company will be successful in developing product enhancements and new services to thwart such attempts. See "Business--The Coinstar System."

    RISK OF DEFECTS IN OPERATING SYSTEMS. The Company collects financial and operating data and monitors unit performance through a wide-area communications network connecting each of the Coinstar units with a central computing system located at the Company's headquarters. This information is used to track the flow of coins, verify coin counts and schedule and dispatch unit service. The operation of the Coinstar units depends on sophisticated software, computing systems and communications services that may contain undetected errors or are subject to failures. These errors and failures may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each unit is designed to store all data collected, helping to ensure critical data is not lost due to an operating systems failure, the inability of the Company to collect the data from its units could lead to a delay in processing coins and crediting the accounts of its retail distribution partners for vouchers already redeemed. Further, there can be no assurance that the design of the operating systems to prevent the loss of data will operate as intended and any loss of or delay in collecting coin processing data would materially and adversely effect the Company's operations. In addition, the Company has in the past experienced limited delays and disruptions resulting from upgrading or improving its operating systems. Although such disruptions have not had a material effect on the Company's operations, there can be no assurance that future upgrades or improvements will not result in delays or disruptions that would have a material adverse impact on the Company's operations. In particular, the Company is currently planning some significant improvements in its operating platform in order to support its projected expansion of the installed base of Coinstar units and the potential addition of value-added services. While the Company is taking steps to ensure that the potential adverse impact of such improvements on the Company's operations is minimized, there can be no assurance that the platform will be able to handle the increased volume of services expected from the continued expansion of the Company's network and the potential addition of value-added services or that the improvements will occur on a timely basis so as not to disrupt such continued expansion and potential addition of value-added services. In addition, the communications network on which the Company relies is not owned by the Company and is subject to service interruptions. Further, while the Company has taken significant steps to protect the security of its network, any breach of such security whether intentional or from a computer virus could have a material adverse impact on the Company. Any service disruptions, either due to errors or delays in the Company's software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could have a material adverse affect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Business--The Coinstar System."

    DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers and key employees and its long term success will depend on its ability to recruit, retain and motivate highly skilled personnel. Jens H. Molbak, President and Chief Executive Officer, Rod W. Brooks, Vice President of Sales and Marketing, Aaron R. Finch, Vice President of Operations, and Daniel A. Gerrity, Vice President and Chief Technical Officer, have been primarily responsible for the development and expansion of the Company's business. In 1997, the Company hired Kirk A. Collamer as Vice President and Chief Financial Officer. All of the Company's executive officers and employees are employed on an at-will basis. The loss of the services of any of these executive officers or other key employees or the inability to attract and retain necessary technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition and results of operation and on its ability to achieve sufficient cash flow to service its indebtedness. Presently, the Company maintains a "key man" life insurance policy on Mr. Molbak in the amount of $2.0 million. See "Management."

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. In October 1996 and April 1997, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013 and April 2014, respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. No assurance can be given that any patents from any pending patent applications or from any future patent applications will be issued, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Moreover, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

    On June 18, 1997, the Company filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

    Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover the Company's products. The Company is subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. There can be no assurance that others will not assert infringement or misappropriation claims against the Company in the future based on patents, copyrights or trade secrets or that such claims will not be successful. The Company could incur substantial costs in defending itself and its retail distribution partners against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to provide its coin processing service and use the processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, the Company may need or be required to obtain one or more licenses from, and/or grant one or more licenses to, others. There can be no assurance that the Company could obtain necessary licenses from others at a reasonable cost or at all. The defense of any lawsuit could result in time-consuming and expensive litigation, damages, license fees, royalty payments, diversion of the attention of key personnel and restrictions on or the termination of the Company's ability to provide its coin processing service and use the processing equipment, any of which could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. The Company also relies on trade secrets to develop and maintain its competitive position. Although the Company protects its proprietary technology in part by confidentiality agreements with its employees, consultants and corporate partners, there can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be discovered independently by its competitors. See "Business--Proprietary Rights."

    RAPID TECHNOLOGICAL CHANGE. The self-service coin processing market is relatively new and evolving. As such, the Company anticipates that, as the market matures, it will be subject to technological change, new services and product enhancements, particularly as the Company expands its service offerings. Accordingly, the Company's success may depend in part upon its ability to develop product enhancements and new services that keep pace with continuing changes in technology and consumer preferences while remaining price competitive. There can be no assurance, however, that the Company would be successful in developing such product enhancements or new services, that it will be able to introduce such products or services on a timely basis or that any such product enhancements or new services will be successful in the marketplace. The Company's failure to develop technological improvements or to adapt its products and services to technological change on a timely basis could, over time, have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Business--Product Research and Development."

    POTENTIAL VOLATILITY OF STOCK PRICE. The Company's Common Stock price has fluctuated substantially since its initial public offering in July 1997. There can be no assurance that the market price of the Company's Common Stock will not decline further or continue to fluctuate. Announcements of technological innovations or new products or services by the Company or its competitors, the termination of one or more retail distribution contracts, release of reports, changes in or failure of the Company to meet financial estimates by securities analysts, industry developments, market acceptance of the Coinstar service by retail distribution partners and consumers, economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, may have a significant and adverse impact on the market price of the Common Stock. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company's Common Stock. See "Risk Factors--Possible Termination of Retail Distribution Partners Agreements," "Risk Factors--Dependence on Continued Market Acceptance By Consumers and Retail Distribution Partners" and "Risk Factors--Fluctuations in Quarterly Operating Results."

    UNCERTAINTY OF EFFECTS OF YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS. Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications for its coin processing machines and to manage and monitor its accounting and administrative functions. In addition, the Company's retail distribution partners, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not made an assessment as to whether any of its retail distribution partners, suppliers or service providers will be so affected. Failure of the Company's software or that of its retail distribution partners, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

ITEM 2. PROPERTIES

    The Company's headquarters occupies a 46,070 square foot facility in Bellevue, Washington. The Company operates under a lease which expires in August 2004. The Company also leases a 10,196 square foot facility in Bellevue, Washington under a lease which expires in March 2002. This space is currently under a sublease agreement to a third party. The sublease expires January 31, 2000. The Company believes this space is adequate for its current needs and that it will be able to renew its leases and obtain additional space, if necessary.

ITEM 3. LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. The claim against Scan Coin AB has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope of found to be invalid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CSTR." The following table sets forth the high and low closing prices as reported by Nasdaq for the Common Stock of the Company since the initial public offering for the quarters ended as follows. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
Fiscal 1997:
Third Quarter (beginning July 3, 1997).........................................................  $  14.125  $    9.85
Fourth Quarter.................................................................................     12.875      8.063

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

    Pursuant to the Registration Statement, the Company sold 3,000,000 shares of its Common Stock for its own account, for an aggregate offering price of $31,500,000. The Company incurred expenses of $3,130,306, of which $1,957,125 represented underwriting discounts and commissions and $1,173,181 represented estimated other expenses, of which expenses $50,149 represented direct or indirect payments to an affiliate of the Company. The net offering proceeds to the issuer after total expenses was $28,369,694.

    The Company has not used any of the net proceeds from the offering. All net proceeds have been invested in short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

    As of December 31, 1997, there were approximately 202 registered holders of the Company's Common Stock which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder. The Company believes its has excess of 1,000 beneficial holders..

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore doers not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Indenture governing the Notes restricts the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA

    The following selected financial data is qualified by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------------
                                                                      1997       1996       1995       1994       1993(1)
                                                                    ---------  ---------  ---------  ---------  -----------

                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT
                                                                                             DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...........................................................  $  25,007  $   8,312  $   1,063  $     325   $      15
Expenses:
  Direct operating................................................     17,899      7,258      1,336        488          45
  Regional sales and marketing....................................      3,088      1,505        349         86           3
  Product research and development................................      6,362      3,969      1,830      1,648       1,368
  Selling, general and administrative.............................     11,079      5,351      2,790      1,716         402
  Depreciation and amortization...................................      8,679      4,135      1,117        440          40
                                                                    ---------  ---------  ---------  ---------  -----------
Loss from operations..............................................    (22,100)   (13,906)    (6,359)    (4,053)     (1,843)
Other income (expense)
  Interest income.................................................      2,329        848        398         34          29
  Interest expense................................................     (9,822)    (2,661)      (208)      (297)         --
                                                                    ---------  ---------  ---------  ---------  -----------
Net loss before extraordinary item................................    (29,593)   (15,719)    (6,169)    (4,316)     (1,814)
Extraordinary item--loss related to early retirement of debt......         --       (248)        --         --          --
                                                                    ---------  ---------  ---------  ---------  -----------
Net loss..........................................................  $ (29,593) $ (15,967) $  (6,169) $  (4,316)  $  (1,814)
                                                                    ---------  ---------  ---------  ---------  -----------
Loss per share before extraordinary item, basic and diluted(2)....  $   (3.81) $  (20.06) $   (8.23) $   (5.94)  $   (2.50)
Extraordinary item per share, basic and diluted(2)................         --      (0.31)        --         --          --
                                                                    ---------  ---------  ---------  ---------  -----------
Loss per share, basic and diluted(2)..............................  $   (3.81) $  (20.37) $   (8.23) $   (5.94)  $   (2.50)
                                                                    ---------  ---------  ---------  ---------  -----------
                                                                    ---------  ---------  ---------  ---------  -----------
Weighted average shares outstanding (000's)(2)....................      7,761        784        750        726         726
OTHER DATA:
Number of new Coinstar units installed during the period..........      1,703      1,238        215         31          13
Installed base of Coinstar units at end of the period.............      3,204      1,501        263         48          17
Number of regional markets........................................         40         23         11          4           2
Dollar value of coins processed...................................  $ 332,526  $ 115,476  $  17,701  $   5,245   $      74
Capital expenditures..............................................     29,768     20,820      3,823      2,163         620
Direct contribution (loss)(3).....................................      7,108      1,054       (273)      (163)        (30)
Direct operating expense per average installed unit(4)............      7,636      8,610     11,717     20,353          --

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1997       1996       1995       1994       1993
                                                                     ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments(5)...............  $  56,803  $  56,310  $  14,120  $   1,343  $   1,417
Total assets.......................................................    103,546     82,531     19,601      3,913      2,090
Total debt, including current portion..............................     78,945     70,065      1,658      4,660         --
Mandatorily Redeemable Preferred Stock.............................         --     24,972     23,548         --         --
Paid in capital....................................................     61,553      6,871      5,409      4,512      4,239
Total stockholders' equity (deficit)...............................  $   3,109  $ (21,976) $  (7,471) $  (2,224) $   1,844

------------------------

(1) Commercial deployment of the units did not commence until 1994; therefore, certain information relating to 1993 is not meaningful.

(2) See Management's Discussion and Analysis "New Accounting Pronouncements" and Note10 to Financial Statements for an explanation of the determination of the number of shares used in computing loss per share information, basic and diluted.

(3) Direct contribution (loss) is defined as revenue less direct operating expenses. The Company uses direct contribution (loss) as a measure of operating performance to assist in understanding its operating results. Direct contribution (loss) is not a measure of financial performance under GAAP and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

(4) Based on monthly averages of units in operation over the applicable period.

(5) Cash, cash equivalents and short-term investments include funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units, of $14.2 million, $5.5 million and $767,000 at December 31, 1997, 1996, and 1995, respectively. Funds in transit prior to such dates are negligible.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM RESULTS THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS AND DISCUSSED ELSEWHERE HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AS WELL AS THOSE DISCUSSED UNDER THE CAPTIONS "RISK FACTORS" AND "BUSINESS" AS WELL AS THOSE DISCUSSED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of December 31, 1997 had an installed base of 3,204 units located in supermarkets, financial institutions and mass merchants in 40 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $58.4 million as of December 31,1997. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur increasing operating losses in the future. The Company has raised capital through the private sale of equity, the sale of Notes in October 1996 for net proceeds of $62.9 million and its initial public offering of 3,000,000 shares of common stock for net proceeds of $28.4 million. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and the sale of Notes. In connection with the debt financing in October 1996, the Company began to prepare for accelerated future growth of its installed base by increasing expenditures on its field service organization, upgrading its systems engineering capabilities and developing and testing new marketing and promotion programs designed to increase coin processing volumes.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 30 states across the country. The Company generates revenues based on a processing fee, currently 7.5%, charged on the total dollar amount of coins processed in a transaction. Prior to 1996 the Company's processing fee was 10% on pennies and 5% on all other coins. Beginning in the first quarter of 1996 the Company began charging a flat 7.5% fee on selected units and converted all units to this new fee structure by the end of the second quarter of 1996. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness of the service increases, driving initial consumer trial and repeat usage. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of mature units increases.

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

    The Company expects to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of its service and to engage in systems and product research and development. The Company intends to continue to invest in sales and marketing and product research and development, which is expected to negatively impact its operating results. The Company believes that its future revenue growth, operating margin gains and profitability will be dependent upon the penetration of its installed base with retail distribution partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the Company's limited operating history, unpredictability of the timing of installations with retail distribution partners and the resulting revenues, and the continued market acceptance of the Company's service by consumers and retail distribution partners, the Company's operating results for any quarter are subject to significant variation, and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. See "Risk Factors--History of Sustained Operating Losses and Continuation of Such Losses," "Risk Factors--Limited Operating History," "Risk Factors--Uncertainty of Future Operating Results," "Risk Factors--Fluctuations in Quarterly Operating Results," "Risk Factors-- Dependence on Continued Market Acceptance By Consumers and Retail Distribution Partners," "Risk Factors--Possible Termination of Retail Distribution Partner Agreements," and "Business--Sales and Marketing."

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUE

    Revenue increased to $25.0 million in the 1997 from $8.3 million in 1996. The increase was due principally to the increase in the number of Coinstar units in service during 1997 and the increase in the volume of coins processed by the units in service during that year. The installed base of Coinstar units increased to 3,204 as of December 31, 1997 from 1,501 units as of December 31, 1996. The dollar value of coins processed increased to $332.5 million during 1997 from $115.5 million in 1996 .

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $17.9 million in 1997 from $7.3 million in 1996. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 17 new regional markets in 1997. Direct operating expenses as a percentage of revenue decreased to 71.6% in 1997 from 87.3% in 1996. The Company anticipates that direct operating expenses will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are anticipated to decrease as (i) coin pickup and processing cost economies from regional densities are realized and (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $3.1 million in 1997 from $1.5 million in 1996. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relations efforts focused in the new regions installed during 1997 and the initial incurrence of ongoing marketing expenses in existing markets. The Company expects sales and marketing expenses to continue to increase as the Company expands the installed base of units and enters new regional markets.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses increased to $6.4 million in 1997 from $4.0 million in 1996. The principal component of such expenses was compensation costs and the year-to-year increase was due largely to higher staffing levels required for the improvement of existing and development of new Coinstar unit software, hardware, network applications and development costs related to new service offerings. A portion of the product research and development expenses related to development of software for internal use may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $11.1 million in 1997 from $5.4 million in 1996. The principal component of such expenses was personnel compensation and the year-to-year increase primarily reflects an investment in higher staffing levels during 1997 to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase as the Company continues to add staff.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $8.7 million in 1997 from $4.1 million in 1996. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    INTEREST INCOME AND EXPENSE

    Interest income increased to $2.3 million in 1997 from $848,000 in 1996. The increase in interest income is attributable to higher invested cash balances resulting from net proceeds received from the sale of the Notes in October 1996 and the completion of the Company's initial public offering in July 1997.

    Interest expense increased to $9.8 million in 1997 from $2.7 million in 1996. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss increased to $29.6 million in 1997 from $16.0 million in 1996. The increase in net loss primarily was due to the fact that selling, general and administrative expenses, product research and development expenses, and depreciation and amortization increased during the year at a disproportionately higher rate than the Company's direct contribution margin. This was the result of the Company's decision to build the infrastructure necessary to support the rapid growth of its installed base of units. In the near term, the Company expects to continue to add infrastructure to support expected increases in its installed base, and as a result expects to incur increasing net losses. In the longer term, the Company expects that it will not be required to add as much infrastructure to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its significantly larger base of installed units grows proportionately faster than its operating expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUE

    Revenue increased to $8.3 million in 1996 from $1.1 million in 1995. The increase was due principally to the increase in the number of Coinstar units placed in service during 1996 and the increase in the volume of coins processed by the units in service during that year. The installed base of Coinstar units increased to 1,501 at the end of 1996 from 263 at the end of 1995. The dollar value of coins processed increased to $115.5 million during 1996 from $17.7 million during 1995.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $7.3 million in 1996 from $1.3 million in 1995. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 12 new regional markets in 1996. Direct operating expenses as a percentage of revenue decreased to 87% in 1996 from 126% in 1995.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $1.5 million in 1996 from $349,000 in 1995. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relations efforts focused in the new regions installed during 1996. Substantially all of the Company's sales and marketing expenses in 1996 were attributable to startup marketing activities as the Company increased its installed base to 23 regions at the end of 1996 from 11 regions in 1995.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses increased to $4.0 million in 1996 from $1.8 million in 1995 due largely to increased staffing levels required for the improvement of existing and development of new Coinstar unit software, hardware, network applications and development costs related to new service offerings.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased to $5.4 million in 1996 from $2.8 million in 1995. The increase primarily reflects an investment in higher staffing levels during the second half of 1996 to support the Company's rapid growth and expansion.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $4.1 million in 1996 from $1.1 million in 1995. The increase was primarily due to the increase in the installed base of Coinstar units during these years.

    INTEREST INCOME AND EXPENSE

    Interest income increased to $848,000 in 1996 from $398,000 in 1995. The increase in interest income is attributable to higher invested cash balances resulting from net proceeds of $62.9 million received from the sale of the Notes in October 1996.

    Interest expense increased to $2.7 million in 1996 from $208,000 in 1995 as a result of the sale of the Notes in October 1996 and the accretion of such Notes since the original issue date to December 31, 1996.

    NET LOSS

    Net loss increased to $16.0 million in 1996 from $6.2 million in 1995. The increase in net loss primarily was due to disproportionately higher increases in operating expenses and interest expense as compared to increases in the Company's direct contribution margin. This was the result of the Company adding infrastructure during the year to support an expected increase in the number of installed units.

INCOME TAXES

    At December 31, 1997 and 1996, the Company had net deferred tax assets of approximately $19.9 million and $9.8 million, respectively, resulting primarily from net operating loss and credit carryforwards available to offset future income and tax obligations, respectively. The extent to which the loss carryforwards can be used to offset future taxable income will be limited because of the ownership changes within any three-year period as provided in the Tax Reform Act of 1986. As a result of the Company's initial public offering and other equity offerings, the Company has been deemed to have had a change in ownership as defined under Section 382 of the Internal Revenue Code. Such changes will limit the annual usage of the Company's net operating loss and credit carryforwards. Such federal carryforwards expire through 2012. Based upon the Company's history of operating losses and expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1997, the Company had cash and cash equivalents of $20.2 million, short-term investments of $36.6 million and working capital of $34.7 million. Cash and cash equivalents include $14.2 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash used by operating activities was $458,756 for 1997 and was $3.4 million for 1996. The principal use of cash was to fund net operating losses incurred, partially offset by depreciation, other non-cash charges, and an increase in accounts payable and accrued liabilities.

    Net cash used by investing activities during 1997 was $31.9 million and $53.2 million in 1996. Capital expenditures for such years were $29.8 million and $20.8 million, respectively. The majority of capital expenditures consist of the purchase of Coinstar units.

    Net cash provided by financing activities for 1997 was $28.7 million, and net cash provided by financing activities for 1996 was $66.3 million.

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

    In October 1996, the Company issued and sold a total of $95.0 million in aggregate principal amount at maturity of the Notes due 2006, and warrants to purchase an aggregate of 665,000 shares of Common Stock at a nominal exercise price for aggregate proceeds, net of issuance costs, of $62.9 million. Although interest is not payable prior to April 1, 2000, the carrying amount of such indebtedness accretes as the original issue discount is amortized through maturity in October 2006 and the Company's interest expense includes such accretion. Cash interest on the Notes will accrue and be payable semi-annually in arrears at the rate of 13.0% per annum, on October 1 and April 1. No principal payments on the Notes are due prior to maturity in 2006. The Notes are redeemable at the option of the Company in whole or in part within 60 days of the consummation of a public equity offering for an amount equal to 118% of the accreted value as of the date of redemption, plus accrued and unpaid interest and liquidated damages, if any. Otherwise the Notes are redeemable after October 1, 2001 at declining redemption prices to maturity. The Indenture governing the Notes contains certain covenants that, among other restrictions, limit the Company's ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions or merge or sell substantially all its assets. Pursuant to its obligations under a registration rights agreement related to the Notes, the Company completed an exchange of the Notes for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

    In July 1997, the Company completed its initial public offering of 3,000,000 million shares of Common Stock at a purchase price of $10.50 per share for net proceeds of approximately $28.4 million. The net proceeds received by the Company will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

    As of December 31, 1997 the Company had outstanding a secured irrevocable letter of credit with a bank in the amount of $4.0 million. This letter of credit, which expires in March 1998, collateralizes the Company's obligations to a third party. As of December 31, 1997, no amounts were outstanding under the letter of credit.

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

QUARTERLY FINANCIAL RESULTS

    The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as the Company's Financial Statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                              THREE MONTHS ENDED
                       -------------------------------------------------------------------------------------------------
                       DECEMBER 31,   SEPTEMBER 30,   JUNE 30,     MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                           1997           1997          1997         1997          1996           1996          1996
                       -------------  -------------  -----------  -----------  -------------  -------------  -----------

                                             (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
Statements of
  Operations Data:
Revenue..............    $   7,957      $   7,762     $   5,294    $   3,995     $   3,349      $   2,830     $   1,388
Expenses:
  Direct operating...        5,208          5,276         3,966        3,450         2,940          2,110         1,321
  Regional sales and
    marketing........          689            798           972          630           494            396           407
  Product research
    and
    development......        1,644          1,637         1,640        1,441         1,533          1,014           762
  Selling, general
    and
    administrative...        3,252          2,669         2,630        2,528         1,987          1,425         1,067
  Depreciation and
    amortization.....        2,539          2,297         2,158        1,684         1,741          1,098           796
  Loss from
    operations.......       (5,375)     $  (4,915)    $  (6,072)   $  (5,738)    $  (5,346)     $  (3,213)    $  (2,965)
Other Data:
Number of new
  Coinstar units
  installed during
  the period.........          469            400           406          428           292            413           364
Installed base of
  Coinstar units at
  end of period......        3,204          2,735         2,335        1,929         1,501          1,209           796
Average age of
  network for the
  period (months)....         11.7           10.6           9.3          8.3           7.0            6.1           6.4
Number of regional
  markets............           40             35            33           27            23             22            18
Dollar value of coins
  processed..........    $ 105,676      $ 103,450     $  70,661    $  52,739     $  44,841      $  37,637     $  20,692
Direct contribution
  (loss)(1)..........    $   2,749      $   2,486     $   1,328    $     545     $     409      $     720     $      67
Annualized revenue
  per average
  installed
  unit(2)............    $  10,907      $  12,284     $   9,939    $   9,433     $   9,623      $  11,021     $   9,269
Annualized direct
  contribution per
  average installed
  unit(2)............    $   3,768      $   3,935     $   2,494    $   1,287     $   1,175      $   2,804     $     449


                        MARCH 31,
                          1996
                       -----------

Statements of
  Operations Data:
Revenue..............   $     746
Expenses:
  Direct operating...         888
  Regional sales and
    marketing........         208
  Product research
    and
    development......         661
  Selling, general
    and
    administrative...         872
  Depreciation and
    amortization.....         499
  Loss from
    operations.......   $  (2,382)
Other Data:
Number of new
  Coinstar units
  installed during
  the period.........         169
Installed base of
  Coinstar units at
  end of period......         432
Average age of
  network for the
  period (months)....         6.6
Number of regional
  markets............          13
Dollar value of coins
  processed..........   $  12,306
Direct contribution
  (loss)(1)..........   $    (142)
Annualized revenue
  per average
  installed
  unit(2)............   $   8,449
Annualized direct
  contribution per
  average installed
  unit(2)............   $  (1,612)

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

    Based on its limited operating history, the Company believes that coin processing volumes have been affected by seasonality; in particular the Company believes that on a relative basis coin processing volumes are lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to the Company's limited operating history, and due to the lack of comparable companies engaged in the coin processing business. The Company's revenue growth in the third and fourth quarters of 1996 reflect the acceleration of Coinstar unit installations beginning in the second quarter of that year and higher coin volumes generated by its older units in service, offset in part by the seasonally lower coin processing volume of its installed base. In addition to the seasonal impact of such fourth quarter revenues, direct contribution in that fourth quarter reflects higher direct operating expenses as a percentage of revenue and higher field service expenses from the anticipated entry into new regional markets. Higher coin pickup and processing costs were attributable principally to seasonally lower volumes and a semi-fixed pickup schedule largely in effect during the period. The Company experienced improved pickup efficiencies in the quarters ended March 31, 1997, June 30, 1997, September 30, 1997, and December 31, 1997 and continues to take measures to optimize such efficiencies.

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

NEW ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," was recently issued and is effective for the Company's fiscal year ended December 31, 1997. This statement requires a change in the presentation of earnings per share. On February 3, 1998, the SEC released Staff Accounting Bulletin ("SAB") No. 98, which requires companies to restate earnings per share for all prior periods presented in accordance with the provisions of SFAS No. 128, including those periods prior to an initial public offering. As a result of the timing of the release of SAB No. 98 and the Company's fourth quarter financial results, the Company's loss per share amounts previously reported have been restated in accordance with SAB No. 98.

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on March 4, 1998. This SOP is effective for the Company's year ending December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this Statement, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 14(a) for an index to the financial statements and supplementary data of the Company required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

    The information required by this item with respect to directors is incorporated be reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Registration 14A in connection with the 1998 Annual Meeting (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                                                                                  PAGE
                                                                                                                  -----
(a)(1)     Index to Financial Statements

           Independent Auditors' Report......................................................................         F-1
           Balance Sheets....................................................................................         F-2
           Statements of Operations..........................................................................         F-4
           Statements of Stockholders' Equity (Deficit)......................................................         F-5
           Statements of Cash Flows..........................................................................         F-6
           Notes to Financial Statements.....................................................................         F-7

(a)(2)     Index to Financial Statement Schedules.

           All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

    (a)(3) Index to Exhibits:

EXHIBIT NO.  DESCRIPTION OF DOCUMENT
-----------  -----------------------------------------------------------------------------------------------------
3.1(1)       Amended and Restated Certificate of Incorporation of the Registrant in effect after the closing of the Initial Public Offering.
3.2(1)       Amended and Restated Bylaws of the Registrant.
4.1          Reference is made to Exhibits 3.1 through 3.2.
4.2(1)       Specimen Stock Certificate.
4.3(1)       Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
4.4(1)       Indenture between Registrant and The Bank of New York dated October 1, 1996.
4.5(1)       Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
4.6(1)       Notes Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
4.7(1)       Warrant Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22,
             1996.
4.8(1)       Specimen 13% Senior Discount Note Due 2006
10.1(1)      Registrant's 1997 Equity Incentive Plan.
10.2(1)      Registrant's 1997 Employee Stock Purchase Plan.
10.3(1)      Registrant's 1997 Non-Employee Directors' Stock Option Plan.
10.4(1)      Form of Indemnity Agreement to be entered into between the Registrant and its executive officers and directors.
10.5(1)      Series E Preferred Stock and Warrant Purchase Agreement between Registrant and Acorn Ventures, Inc., dated August 27, 1996.
10.6(1)      Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on
             January 24, 1997.
10.7(1)      Sublease between Registrant and Maruyama U.S., Inc. dated January 15, 1997.
10.8(1)      Lease agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.
10.9(1)      Lease agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.
10.10(1)     Manufacturing Agreement between Registrant and SeaMed Corporation dated September 1, 1996.
10.11+(1)    Letter of Intent between Registrant and Scan Coin AB dated March 5, 1997.
10.12+(1)    Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
10.13(1)     Purchase Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
12.1         Ratio of Earnings to Fixed Charges
21.1         Subsidiaries
23.1         Consent of Deloitte & Touche LLP, Independent Auditors.
24.1         Power of Attorney. Reference is made to signature page
27.1         Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233), as amended.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

    (c) Exhibits

    The exhibits required by this item are listed under Item 14(a)(3).

    (d) Financial Statement Schedules

    The financial statement schedules required by this item are listed under
Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COINSTAR, INC.

                                By:             /s/ KIRK A. COLLAMER
                                     -----------------------------------------
                                                  Kirk A. Collamer
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                Date: March 31, 1998

    KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jens H. Molbak and Kirk A. Collamer, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                President, Chief Executive
      /s/ JENS H. MOLBAK          Officer and Director
------------------------------    (Principal Executive         March 31, 1998
        Jens H. Molbak            Officer)
                                Vice President and Chief
     /s/ KIRK A. COLLAMER         Financial Officer
------------------------------    (Principal Financial and     March 31, 1998
       Kirk A. Collamer           Accounting Officer)
     /s/ GEORGE H. CLUTE        Director
------------------------------                                 March 31, 1998
       George H. Clute

     /s/ LARRY A. HODGES        Director
------------------------------                                 March 31, 1998
       Larry A. Hodges

      /s/ DAVID E. STITT        Director
------------------------------                                 March 31, 1998
        David E. Stitt

   /s/ RONALD A. WEINSTEIN      Director
           DIRECTOR
------------------------------                                 March 31, 1998
     Ronald A. Weinstein

  /s/ WILLIAM D. RUCKELSHAUS    Director
------------------------------                                 March 31, 1998
    William D. Ruckelshaus

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Coinstar, Inc.
Bellevue, Washington

    We have audited the accompanying balance sheets of Coinstar, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, in 1997 the Company changed its method of accounting for loss per share to conform with Statement of Financial Accounting Standards No. 128 and, retroactively, restated the 1996 and 1995 financial statements for the change.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 6, 1998

                                 COINSTAR, INC.

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                         1997           1996
                                                                                    --------------  -------------
                                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents.....................................................  $   20,199,914  $  23,867,763
    Short-term investments available for sale.....................................      36,603,474     32,441,912
    Prepaid expenses and other current assets.....................................       1,021,349        865,000
                                                                                    --------------  -------------
        Total current assets......................................................      57,824,737     57,174,675

PROPERTY AND EQUIPMENT:
    Coinstar Units................................................................      51,002,230     24,843,112
    Computers.....................................................................       2,792,326      1,653,768
    Office furniture and equipment................................................       1,153,974        413,317
    Leased vehicles...............................................................       1,014,873
    Leasehold improvements........................................................         366,090         29,953
    Coinstar components...........................................................         110,024        840,167
                                                                                    --------------  -------------
                                                                                        56,439,517     27,780,317
    Accumulated depreciation......................................................     (13,511,235)    (5,321,063)
                                                                                    --------------  -------------
                                                                                        42,928,282     22,459,254
OTHER ASSETS, net of accumulated amortization of
  $359,775 and $78,497............................................................       2,792,875      2,897,177
                                                                                    --------------  -------------
TOTAL.............................................................................  $  103,545,894  $  82,531,106
                                                                                    --------------  -------------
                                                                                    --------------  -------------

                       See notes to financial statements

                                 COINSTAR, INC.

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable.............................................................  $    3,238,069  $    1,779,702
    Accrued liabilities..........................................................      18,253,065       7,690,288
    Current portion of long-term debt and capital lease obligations..............       1,612,451         910,535
                                                                                   --------------  --------------
        Total current liabilities................................................      23,103,585      10,380,525
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion and net of
  unamortized discounts of $19,675,155 and $28,831,550...........................      77,333,005      69,154,936
                                                                                   --------------  --------------
        Total liabilities........................................................     100,436,590      79,535,461

MANDATORILY REDEEMABLE PREFERRED STOCK:
  Preferred stock, $.001 par value--Authorized, 16,000,000 shares in 1996:
    Series C -- Designated, 6,100,000 shares; issued and outstanding, 0 and
      4,659,324 shares (preference in liquidation, $0 and $15,142,803)...........                      14,509,472
    Series D -- Designated, 3,500,000 shares; issued and outstanding, 0 and
      2,556,471 shares (preference in liquidation $0 and $10,225,884)............                       9,862,612
    Series E-1 -- Designated, issued, and outstanding, 0 and 100,000 shares
      (preference in liquidation, $0 and $600,000)...............................                         600,000
                                                                                   --------------  --------------
        Total mandatorily redeemable preferred stock.............................                      24,972,084

COMMITMENTS AND CONTINGENCIES (Notes 5, 12, and 13)

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value -- Authorized, 45,000,000 shares; issued and
    outstanding, 15,034,629 and 793,059 shares...................................      61,039,848          18,396
  Preferred stock, $.001 par value -- Authorized, 5,000,000 shares:
    Series A -- Designated, issued, and outstanding, 0 and 649,775 shares
      (preference in liquidation, $0 and $649,775)...............................                         649,775
    Series B -- Designated, 974,258 shares; issued and outstanding, 0 and 895,506
      shares (preference in liquidation, $0 and $3,582,034)......................                       3,582,034
  Contributed capital for warrants...............................................         513,584       2,621,160
  Accumulated deficit............................................................     (58,444,128)    (28,847,804)
                                                                                   --------------  --------------
        Total stockholders' equity (deficit).....................................       3,109,304     (21,976,439)
                                                                                   --------------  --------------
TOTAL............................................................................  $  103,545,894  $   82,531,106
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                       See notes to financial statements

                                 COINSTAR, INC.
                            STATEMENTS OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                         1997            1996           1995
                                                                    --------------  --------------  -------------
REVENUE...........................................................  $   25,007,251  $    8,312,080  $   1,062,865
EXPENSES:
  Direct operating................................................      17,899,402       7,258,406      1,335,721
  Regional sales and marketing....................................       3,088,370       1,504,633        349,131
  Product research and development................................       6,361,568       3,969,185      1,830,153
  Selling, general, and administrative............................      11,078,649       5,351,476      2,789,538
  Depreciation and amortization...................................       8,679,036       4,133,904      1,117,655
                                                                    --------------  --------------  -------------
    Loss from operations..........................................     (22,099,774)    (13,905,524)    (6,359,333)
OTHER INCOME (EXPENSE):
  Interest income.................................................       2,328,031         848,194        398,305
  Interest expense................................................      (9,821,619)     (2,661,374)      (207,687)
                                                                    --------------  --------------  -------------
    Net loss before extraordinary item............................     (29,593,362)    (15,718,704)    (6,168,715)
EXTRAORDINARY ITEM--
  Loss related to early retirement of debt........................              --         248,631             --
                                                                    --------------  --------------  -------------
NET LOSS..........................................................  $  (29,593,362) $  (15,967,335) $  (6,168,715)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
LOSS PER SHARE:
  Loss per share before extraordinary item, basic and diluted.....  $        (3.81) $       (20.06) $       (8.23)
  Extraordinary item per share, basic and diluted.................  $            0  $         (.31) $           0
                                                                    --------------  --------------  -------------
  Loss per share, basic and diluted...............................  $        (3.81) $       (20.37) $       (8.23)
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------
  Weighted average shares outstanding, basic and diluted..........       7,761,425         783,690        749,540
                                                                    --------------  --------------  -------------
                                                                    --------------  --------------  -------------

                       See notes to financial statements

                                 COINSTAR, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                     COMMON STOCK        SERIES A PREFERRED
                                -----------------------  -------------------
                                  SHARES      AMOUNT      SHARES    AMOUNT
                                ----------  -----------  --------  ---------
BALANCE, January 1, 1995......     726,225  $     7,262   649,775  $ 649,775
  Exercise of stock options...      53,334        7,084
  Contributed capital for
    warrants..................
  Net loss....................
                                ----------  -----------  --------  ---------
BALANCE, December 31, 1995....     779,559       14,346   649,775    649,775
  Exercise of stock options...      13,500        4,050
  Exercise of Series C
    Preferred stock
    warrants..................
  Exercise of Series D
    Preferred stock
    warrants..................
  Contributed capital for
    warrants..................
  Net loss....................
                                ----------  -----------  --------  ---------
BALANCE, December 31, 1996....     793,059       18,396   649,775    649,775
  Exercise of stock options...     199,078       78,013
  Conversion of Series A
    Preferred stock...........     649,775      649,775  (649,775)  (649,775)
  Conversion of Series B
    Preferred stock...........   1,023,399    3,582,034
  Conversion of Mandatorily
    Redeemable Preferred
    Stock.....................   7,315,795   24,972,084
  Exercise of warrants........   2,053,523    3,369,852
  Issuance of common stock,
    net of issuance costs of
    $3,130,306................   3,000,000   28,369,694
  Unrealized loss on
    short-term investments
    available for sale........
  Net loss....................
                                ----------  -----------  --------  ---------
BALANCE, December 31, 1997....  15,034,629  $61,039,848     --     $  --
                                ----------  -----------  --------  ---------
                                ----------  -----------  --------  ---------

                                 SERIES B PREFERRED    CONTRIBUTED
                                ---------------------  CAPITAL FOR  ACCUMULATED
                                 SHARES     AMOUNT      WARRANTS      DEFICIT        TOTAL
                                --------  -----------  -----------  ------------  ------------
BALANCE, January 1, 1995......   895,506  $ 3,582,034  $   272,678  $ (6,711,754) $ (2,200,005)
  Exercise of stock options...                                                           7,084
  Contributed capital for
    warrants..................                             890,641                     890,641
  Net loss....................                                        (6,168,715)   (6,168,715)
                                --------  -----------  -----------  ------------  ------------
BALANCE, December 31, 1995....   895,506    3,582,034    1,163,319   (12,880,469)   (7,470,995)
  Exercise of stock options...                                                           4,050
  Exercise of Series C
    Preferred stock
    warrants..................                             (45,453)                    (45,453)
  Exercise of Series D
    Preferred stock
    warrants..................                             (34,329)                    (34,329)
  Contributed capital for
    warrants..................                           1,537,623                   1,537,623
  Net loss....................                                       (15,967,335)  (15,967,335)
                                --------  -----------  -----------  ------------  ------------
BALANCE, December 31, 1996....   895,506    3,582,034    2,621,160   (28,847,804)  (21,976,439)
  Exercise of stock options...                                                          78,013
  Conversion of Series A
    Preferred stock...........
  Conversion of Series B
    Preferred stock...........  (895,506)  (3,582,034)
  Conversion of Mandatorily
    Redeemable Preferred
    Stock.....................                                                      24,972,084
  Exercise of warrants........                          (2,107,576)                  1,262,276
  Issuance of common stock,
    net of issuance costs of
    $3,130,306................                                                      28,369,694
  Unrealized loss on
    short-term investments
    available for sale........                                            (2,962)       (2,962)
  Net loss....................                                       (29,593,362)  (29,593,362)
                                --------  -----------  -----------  ------------  ------------
BALANCE, December 31, 1997....     --     $   --       $   513,584  $(58,444,128) $  3,109,304
                                --------  -----------  -----------  ------------  ------------
                                --------  -----------  -----------  ------------  ------------

                       See notes to financial statements

                                 COINSTAR, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                                           1997           1996           1995
                                                                                       -------------  -------------  ------------
OPERATING ACTIVITIES:
  Net Loss...........................................................................  $ (29,593,362) $ (15,967,335) $ (6,168,715)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization....................................................      8,679,036      4,133,904     1,117,655
    Debt discount amortization.......................................................      9,156,396      1,819,457        88,545
    Accrued investment income........................................................       (389,254)      (263,063)           --
    Cash provided (used) by changes in operating assets and liabilities:
    Prepaid expenses and other current assets........................................       (156,349)      (613,484)      (28,956)
    Other assets.....................................................................       (176,978)       (64,803)         (867)
    Accounts payable.................................................................      1,458,978        869,029      (205,791)
    Accrued liabilities..............................................................     10,562,777      6,734,378       670,839
                                                                                       -------------  -------------  ------------
  Net cash used by operating activities..............................................       (458,756)    (3,351,917)   (4,527,290)

INVESTING ACTIVITIES:
  Purchases of short-term investments................................................    (47,962,984)   (32,245,346)           --
  Sales and maturities of short-term investments.....................................     45,856,665             --            --
  Purchases of fixed assets..........................................................    (29,767,502)   (20,819,556)   (3,823,307)
  Payment of security deposit........................................................             --        (98,791)      (33,975)
                                                                                       -------------  -------------  ------------
  Net cash used by investing activities..............................................    (31,873,821)   (53,163,693)   (3,857,282)

FINANCING ACTIVITIES:
  Borrowings under short-term debt agreements........................................             --             --       100,000
  Payments on short-term debt........................................................             --             --      (460,000)
  Payments on long-term debt.........................................................     (1,045,255)    (6,462,640)           --
  Borrowings under long-term debt obligations, net of financing costs................             --     69,840,270     1,549,055
  Proceeds from sale of common stock, net of issuance costs..........................     28,369,694             --            --
  Proceeds from sale of Series C Preferred stock.....................................             --        369,232     9,621,737
  Proceeds from sale of Series D Preferred stock.....................................             --        375,306     9,452,977
  Proceeds from sale of Series E Preferred stock.....................................             --        600,000            --
  Proceeds from exercise of stock options............................................         78,013          4,050         7,084
  Contributed capital for warrants...................................................             --      1,537,623       890,641
  Proceeds from exercise of warrants.................................................      1,262,276             --            --
                                                                                       -------------  -------------  ------------
  Net cash provided by financing activities..........................................     28,664,728     66,263,841    21,161,494
                                                                                       -------------  -------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     (3,667,849)     9,748,231    12,776,922

CASH AND CASH EQUIVALENTS:
  Beginning of year..................................................................     23,867,763     14,119,532     1,342,610
                                                                                       -------------  -------------  ------------
  End of year........................................................................  $  20,199,914  $  23,867,763  $ 14,119,532
                                                                                       -------------  -------------  ------------
                                                                                       -------------  -------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest.............................................  $     668,058  $     832,061  $    119,142

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of debt and accrued interest to Series C Preferred stock................             --             --     4,473,050
  Purchase of vehicles financed by capital lease obligation..........................        735,970             --            --
  Purchase of computer equipment financed by capital lease obligation................             --        553,065       117,267
  Cashless exercises of warrants.....................................................      2,581,426             --            --

                       See notes to financial statements

                                 COINSTAR, INC.

                         NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1: ORGANIZATION AND BUSINESS

    GENERAL: Coinstar, Inc. (the "Company") develops, owns and operates a network of automated, self-service coin counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. The Company has increased its installed base every year since inception, and as of December 31, 1997, had an installed base of 3,204 units located in supermarkets and financial institutions in 30 states.

    INITIAL PUBLIC OFFERING: On July 9, 1997, the Company completed its initial public offering of 3,000,000 shares of Common Stock at a purchase price of $10.50 per share for proceeds, net of issuance costs, of $28.4 million. The net proceeds received by the Company will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes funds in transit, which represent amounts being processed by armored carriers or residing in Coinstar units, of $14.2 million and $5.5 million at December 31, 1997 and 1996, respectively.

    SECURITIES AVAILABLE FOR SALE: The Company's investments are all classified as available for sale and are stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders' equity. All of the Company's investments have maturities of one year or less. Realized and unrealized gains or losses at December 31, 1997 and 1996, were insignificant. Fair value is based upon quoted market prices.

    PROPERTY AND EQUIPMENT: Property and equipment are depreciated using the following methods and useful lives:

                                                                                           USEFUL
TYPE OF ASSET                                                      METHOD                   LIFE
-------------------------------------------------------  --------------------------  ------------------
Coinstar units purchased prior to January 1, 1996......  150% declining balance          60 months
Coinstar units purchased subsequent to January 1,        Straight-line                   60 months
  1996.................................................
Installation costs for Coinstar units..................  Straight-line                   36 months
Furniture and equipment................................  Straight-line                   60 months
Computer equipment.....................................  Straight-line                   36 months
Automobiles and light trucks...........................  Straight-line                   36 months
Leasehold improvements.................................  Straight-line                60 to 84 months

    In order to achieve volume discounts, the Company prepurchases certain components of the Coinstar units. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    OTHER ASSETS: Other assets include lease and utility deposits, deferred financing fees for the issuance of the Company's 13% senior subordinated discount notes (the "Notes") and amounts capitalized relating to organizational costs. Deferred financing fees and organizational costs are amortized on a straight-line basis over ten and five years, respectively.

    LONG-LIVED ASSETS: The Company periodically reviews long-lived assets, including identified intangible assets, for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows.

    During 1996, the Company discontinued its preprinted coupon distribution business line. As a result, a provision for additional depreciation in the amount of $329,096 was made to write down the recorded value of coupon dispensing components of the Coinstar units, which are no longer being used in operations, to their estimated fair value. During 1997, the Company upgraded certain components of the Coinstar unit. As a result, a provision for additional depreciation in the amount of $107,054 was made to write down the recorded value of the obsolete equipment.

    REVENUE RECOGNITION. Coin processing fees are recognized at the time the customers' coins are counted by the Coinstar unit. Units in service with two retail distribution partners in 1996 accounted for approximately 14.9% and 12.7%, respectively, of the Company's revenues. In 1997, two retail distribution partners accounted for approximately 25.6% and 17.2%, respectively, of the Company's revenues.

    LOSS PER SHARE: The Company adopted SFAS No. 128, "Earnings Per Share," for the year ended December 31, 1997, as required. On February 3, 1998, the SEC released Staff Accounting Bulletin No. 98, which requires companies to restate all prior periods presented in accordance with the provisions of SFAS No. 128, including those periods prior to an initial public offering. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    The carrying amounts for cash and cash equivalents, short-term investments, and account payable approximate fair value because of the short maturity of these instruments.

    At December 31, 1997 and 1996, the carrying amount and estimated fair value of such financial instruments for which fair value can be determined are as follows:

                                                                     1997                  1996
                                                             --------------------  ---------------------
                                                             CARRYING     FAIR      CARRYING     FAIR
                                                              AMOUNT      VALUE      AMOUNT      VALUE
                                                             ---------  ---------  ----------  ---------
Cash and cash equivalents..................................  $  20,200  $  20,200  $   23,868  $  23,868
Short-term investments.....................................     36,603     36,603      32,442     32,442
Accounts payable...........................................      3,238      3,238       1,780      1,780
Long-term debt.............................................     75,356     77,425      66,216     66,216

    STOCK-BASED COMPENSATION: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25,

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
"Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," has been adopted by the Company for disclosure of certain additional information related to its stock option plans.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENTS: The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on March 4, 1998. This SOP is effective for the Company's year ending December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this Statement, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

    RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the presentation used in 1997.

NOTE 3: ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at the respective dates:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997           1996
                                                                                       -------------  ------------
Funds in transit.....................................................................  $  14,175,898  $  5,490,260
Accrued liabilities to service contract providers....................................      1,598,325       661,449
Accrued Liabilities to manufacturers.................................................        203,470       502,500
Other................................................................................      2,275,372     1,036,079
                                                                                       -------------  ------------
                                                                                       $  18,253,065  $  7,690,288
                                                                                       -------------  ------------

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4: LONG-TERM DEBT

    Long-term debt, including current portion, consisted of the following at December 31, 1997 and 1996:

                                                                                   DECEMBER 31,
                                                                           ----------------------------
                                                                               1997           1996
                                                                           -------------  -------------
Senior subordinated discount notes, net of unamortized discount of
  $19,644,288 and $28,783,847............................................  $  75,355,712  $  66,216,153
Equipment loan, net of unamortized discount of $30,867 and $47,703.......      2,458,334      2,994,998
                                                                           -------------  -------------
                                                                              77,814,046     69,211,151
Less current portion.....................................................      1,032,710        553,500
                                                                           -------------  -------------
Long-term debt...........................................................  $  76,781,336  $  68,657,651
                                                                           -------------  -------------

    EQUIPMENT LOANS: During 1995, the Company entered into a loan agreement which allowed for maximum borrowings of $2,000,000 to be drawn under specific notes and was secured by certain Coinstar equipment. The Company executed three such notes during 1995 for a total of $1,363,200. Two additional notes were executed in 1996 for $603,750. All such notes had an effective annual interest rate of 17.5% and were due in monthly installments through February 1999. The notes were paid in full in the fourth quarter of 1996. In connection with these notes, the Company issued 49,231 detachable warrants to purchase shares of Series C Preferred stock at an exercise price of $3.25. Such warrants were converted to common stock warrants upon the completion of the Company's initial public offering

    In January 1996, the Company entered into a loan agreement which allows for maximum borrowings of $3,000,000 under specific notes secured by certain Coinstar equipment. During the first six months of 1996, the Company drew the entire $3,000,000. This loan has an effective annual interest rate of 16.6% and is due in monthly installments through October 1999. In connection with this loan, the Company issued 93,750 detachable warrants to purchase shares of Series D Preferred stock at an exercise price of $4.00. Such warrants were converted to common stock warrants upon the Company's completion of its initial public offering.

    In August 1996, the Company entered into an agreement with a commercial bank which provides for a term loan allowing for maximum borrowings of $7,000,000 and an operating line of credit allowing for maximum borrowings of $250,000. The Company drew $4,473,306 on the term loan and repaid such amount in full during 1996. In connection with the agreement described above, the Company issued 51,176 detachable warrants to purchase shares of Series D Preferred stock at an exercise price of $4.25 per share. Such warrants were converted to common stock warrants upon completion of the Company's initial public offering. The values of the warrants issued in connection with the equipment loans described above are recorded as contributed capital and represent discounts which are being amortized over the terms of such loans.

    EARLY RETIREMENT OF DEBT: In December 1996, the Company repaid an aggregate of $5,838,050 in equipment loans prior to scheduled maturity. As a result of the early repayment, the Company recognized an extraordinary loss of $248,631, which included early termination penalties of $200,763 and write-off of related discounts of $47,868.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4: LONG-TERM DEBT (CONTINUED)
    SENIOR SUBORDINATED DISCOUNT NOTES: On October 22, 1996, the Company completed a private placement offering of 95,000 units, each of which consisted of a $1,000 principal amount of 13% senior subordinated discount notes, due at maturity in 2006, and warrants to purchase seven shares of common stock of the Company, at an exercise price of $.01 per warrant share, subject to adjustment under certain circumstances. Imputed interest on the discount notes, as represented by the original issue discount of $29,413,154, accrues until October 1999, at which time interest is payable in semi-annual installments through maturity.

    The Notes are not redeemable at the option of the Company prior to October 1, 2001, other than from the proceeds of a public equity offering. The Notes are redeemable at the option of the Company, in whole or in part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

    In the event of a change of control (as defined), each holder of the Notes has the option to require the Company to repurchase such holder notes at 101% of the accreted value thereof on the date of repurchase plus liquidated damages. The Notes are subordinate in rank to all existing and future senior indebtedness of the Company. The Indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments, repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, engage in transactions with affiliates, or effect certain transactions by its restricted subsidiaries.

    Subsequent to the completion of the Company's initial public stock offering and pursuant to a related Notes Registration Rights Agreement between the Company and the initial purchaser of the Notes (the "Registration Rights Agreement"), the Company completed an exchange offer of the Notes to satisfy its obligations under the Registration Rights Agreement. The Notes were exchanged for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

    The Notes were recorded net of discount of $30,410,654, and the warrants issued in connection with these notes were recorded as $997,500 of contributed capital, each as determined by the relative fair values of the Notes and the warrants as of the closing date. In addition, the Company has recorded deferred financing fees related to the Notes of $2,714,354. Additional costs associated with the rights registration of $121,063 were added to the deferred financing cost. The deferred financing costs and discount attributable to the warrants are being amortized over the term of the Notes.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4: LONG-TERM DEBT (CONTINUED)
    PRINCIPAL PAYMENTS: Scheduled principal payments on long-term debt for the next five years ending December 31, are as follows:

1998...........................................................  $1,032,710
1999...........................................................   1,456,491
2000...........................................................      --
2001...........................................................      --
2002...........................................................      --
Thereafter.....................................................  95,000,000
                                                                 ----------
                                                                 97,489,201
Less unamortized discounts.....................................  19,675,155
                                                                 ----------
                                                                 $77,814,046
                                                                 ----------
                                                                 ----------

NOTE 5: COMMITMENTS

    LEASE COMMITMENTS: The Company entered into two lease agreements for office space which commenced April 1, 1997, and September 1, 1997, and expire on March 31, 2002, and August 31, 2004, respectively. The agreements require the Company to pay a portion of operating costs and minimum monthly payments, which escalate annually based on a stated schedule. Each agreement allows the Company to renew each lease for one consecutive period of five years.

    The Company has entered into capital lease agreements to finance the acquisition of certain Coinstar equipment, computer equipment, and automobiles. Title to such assets is retained by the Company. These capital leases have terms of 36 months at imputed interest rates which range from 10.4% to 24.9%. Assets under capital lease obligations aggregated $2,193,810, and $1,178,937, net of $1,000,676 and $639,059 of accumulated amortization, at December 31, 1997 and 1996, respectively.

    A summary of the Company's minimum lease obligations as of December 31, 1997, are as follows:

                                                                      CAPITAL      OPERATING
                                                                       LEASES        LEASES
                                                                    ------------  ------------
1998..............................................................  $    696,260  $  1,285,475
1999..............................................................       463,763     1,265,643
2000..............................................................       131,843     1,284,138
2001..............................................................       --          1,310,969
2002..............................................................       --          1,158,608
Thereafter........................................................       --          1,882,340
                                                                    ------------  ------------
Total minimum lease commitments...................................     1,291,866  $  8,187,173
                                                                                  ------------
                                                                                  ------------
Less amounts representing interest................................       160,456
                                                                    ------------
Present value of lease obligations................................     1,131,410
Less current portion..............................................       579,741
                                                                    ------------
Long-term portion.................................................  $    551,669
                                                                    ------------
                                                                    ------------

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 5: COMMITMENTS (CONTINUED)
    Rental expense was $889,506, $359,842 and $298,931 for the years ended December 31, 1997, 1996 and 1995, respectively.

    SERVICE PROVIDERS: As of December 31, 1997, the Company had outstanding service contracts with several service providers. These contracts generally cover a one- to two-year period and have cancellation clauses ranging from 30 to 60 days.

    PURCHASE COMMITMENTS: The Company has entered into certain purchase agreements with suppliers of Coinstar units which require aggregate purchases in the amount of $10,854,321 in 1998.

    CONCENTRATION OF SUPPLIERS: The Company currently buys a significant component of the Coinstar unit from a single supplier. Although there are a limited number of suppliers for the component, management believes that other suppliers could provide similar equipment which would require certain modifications. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could materially adversely affect future operating results.

    LETTER OF CREDIT: In 1997 the Company entered into a secured irrevocable letter of credit with a bank in the amount of $4.0 million. This letter of credit, which expires in March 1998, collateralizes the Company's obligations to a third party. As of December 31, 1997, no amounts were outstanding under the letter of credit.

NOTE 6: MANDATORILY REDEEMABLE PREFERRED STOCK

    In February 1995, the Company issued 3,190,693 shares of Series C Preferred stock and warrants to purchase 954,344 additional shares of Series C Preferred stock at exercise prices ranging from $3.00 to $4.00 per share, for an aggregate issue price of $3.25 per share. The proceeds received from this issue, net of issuance costs of $300,000, were $9,621,737 for the shares and $448,015 for the warrants. In addition, holders of certain bridge loans converted their outstanding principal and accrued interest to Series C Preferred stock at a rate of one share per $3.25 of debt, resulting in the issuance of an additional 1,376,323 shares.

    In December 1995, the Company issued 2,500,000 shares of Series D Preferred stock and 705,891 warrants to purchase shares of Series D Preferred stock at an exercise price of $4.25 per share, for an aggregate issue price of $4.00 per share. The proceeds received from this issue were $9,452,977 for the shares and $411,719 for the warrants.

    In August 1996, the Company issued 100,000 shares of Series E-1 Preferred stock for $6.00 per share; warrants to purchase 350,000 shares of Series E-2 Preferred stock, with an exercise price of $11.40 per share, for $0.60 per warrant; and warrants to purchase 550,000 shares of Series E-3 Preferred stock, with an exercise price of $15.61 per share, for $0.39 per warrant. The Company has the right to repurchase such warrants if certain events, including additional capital financings, do not take place as outlined in the Series E Preferred Stock and Warrant Purchase Agreement.

    In December 1996, the Company issued 92,308 shares of Series C Preferred stock at a price of $4.00 per share and 56,471 shares of Series D Preferred stock at a price of $4.25 per share as a result of the exercise of certain warrants.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 6: MANDATORILY REDEEMABLE PREFERRED STOCK (CONTINUED)
    All warrants have been recorded at their fair market values as contributed capital, at their date of issuance.

    Pursuant to the terms of the Series C, D, and E Preferred Stock agreements, the completion of the Company's initial public offering resulted in the conversion of 4,659,324 shares of Series C, 2,556,471 shares of Series D, and 100,000 shares of Series E Preferred stock on a one-for-one basis into the Company's common stock.

NOTE 7: STOCKHOLDERS' EQUITY

    As a result of the Company's initial public offering, 649,775 shares of Series A and 895,506 shares of Series B Preferred stock outstanding were converted to common stock. Series A shares were converted into shares of the Company's common stock on a one-for-one basis, and Series B shares were converted on a basis of 1.142857 shares of common stock for each share of Preferred stock.

    In connection with various financing transactions, the Company issued warrants which entitled the holders to purchase shares of the Company's common stock and Series B, C, D, E-2, and E-3 Preferred stock. All Preferred stock warrants were converted to common stock warrants upon completion of the Company's initial public offering on a basis of 1.142857 common stock warrants for each Series B Preferred stock warrant, and on a one-for-one basis for the Series C, D, E-2, and E-3 Preferred stock

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7: STOCKHOLDERS' EQUITY (CONTINUED) warrants. A summary of the warrants outstanding for the three years in the period ended December 31, 1997, is as follows:

                                                                                  SERIES B                  SERIES C
                                                     COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK
                                               -------------------------  ------------------------  ------------------------
                                               NUMBER OF     EXERCISE      NUMBER OF    EXERCISE      NUMBER      EXERCISE
                                                 SHARES        PRICE        SHARES        PRICE      OF SHARES      PRICE
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, January 1, 1995.................      --      $    --            43,752    $    4.00       465,120  $ 3.00-4.00
  Issued.....................................      --           --                         --           954,249    3.25-4.00
                                               ----------  -------------  -----------       -----   -----------  -----------
OUTSTANDING, December 31, 1995...............      --           --            43,752         4.00     1,419,369    3.00-4.00
  Issued.....................................     665,000  $         .01      --           --
  Exercised..................................                                 --           --           (92,308)        4.00
                                               ----------  -------------  -----------       -----   -----------  -----------
OUTSTANDING, December 31, 1996...............     665,000            .01      43,752         4.00     1,327,061    3.00-4.00
  Issued.....................................      --           --            --           --           --           --
  Exercised..................................    (665,000)           .01     (43,752)        4.00    (1,277,830)   3.00-4.00
  Conversion to common stock.................   1,042,981     3.25-15.61                                (49,231)        3.25
                                               ----------  -------------  -----------       -----   -----------  -----------
OUTSTANDING, December 31, 1997...............   1,042,981  $  3.25-15.61      --           --           --           --
                                               ----------                 -----------               -----------
                                               ----------                 -----------               -----------

                                                              SERIES D                 SERIES E-2               SERIES E-3
                                                          PREFERRED STOCK           PREFERRED STOCK           PREFERRED STOCK
                                                      ------------------------  ------------------------  -----------------------
                                                       NUMBER OF    EXERCISE     NUMBER OF    EXERCISE      NUMBER     EXERCISE
                                                        SHARES        PRICE       SHARES        PRICE     OF SHARES      PRICE
                                                      -----------  -----------  -----------  -----------  ----------  -----------
OUTSTANDING, January 1, 1995........................      --       $   --           --        $  --           --       $  --
  Issued............................................     705,891          4.25      --           --           --          --
                                                      -----------  -----------  -----------  -----------  ----------  -----------
OUTSTANDING, December 31, 1995......................     705,891          4.25      --           --           --          --
  Issued............................................     144,926     4.00-4.25     350,000        11.40      550,000       15.61
  Exercised.........................................     (56,471)         4.25      --           --           --          --
                                                      -----------  -----------  -----------  -----------  ----------  -----------
OUTSTANDING, December 31, 1996......................     794,346     4.00-4.25     350,000        11.40      550,000       15.61
  Issued............................................
  Exercised.........................................    (700,596)    4.00-4.25      --           --           --          --
  Conversion to common stock........................     (93,750)         4.00    (350,000)       11.40     (550,000)      15.61
                                                      -----------  -----------  -----------  -----------  ----------  -----------
OUTSTANDING, December 31, 1997......................      --           --           --           --           --          --
                                                      -----------               -----------               ----------
                                                      -----------               -----------               ----------

    Certain warrants, which were to expire upon the closing of the initial public offering, were exercised for 352,907 shares of common stock at an aggregate exercise price of $1.26 million. Certain warrants, which also were to expire upon the closing of the initial public offering, were exercised on a cashless basis resulting in the issuance of 1,035,715 shares of common stock. The warrants issued in connection with the sale of the Notes were exercised with cash payments or on a cashless basis, resulting in the issuance of an aggregate of 664,937 shares of common stock. The remaining warrants have expiration dates from June 28, 1998, to December 15, 2000, and have been recorded at amounts which reflect management's best estimate of fair value on the date of issuance.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 8: INCOME TAXES

    The components of the Company's deferred tax asset at December 31, 1997 and 1996 are as follows:

                                                                                   DECEMBER 31,
                                                                           -----------------------------
                                                                                1997           1996
                                                                           --------------  -------------
Tax loss and credit carryforwards........................................  $   17,901,000  $   9,941,000
Depreciation and amortization............................................      (1,905,000)      (864,000)
Subordinated debt discount amortization..................................       3,645,000        572,000
Other....................................................................         231,000        188,000
                                                                           --------------  -------------
                                                                               19,872,000      9,837,000
Valuation allowance......................................................     (19,872,000)    (9,837,000)
                                                                           --------------  -------------
                                                                           $            0  $           0
                                                                           --------------  -------------
                                                                           --------------  -------------

    A valuation allowance in the full amount of the net deferred tax asset balances has been established as it is uncertain that the Company will be able to realize such tax assets in the future. At December 31, 1997, the Company had net operating loss and credit carryforwards in the amount of $52,651,000, which expire through 2012.

    The Company recorded deferred tax benefits of $10,035,000, $5,422,000 and $2,107,000 for each of the years ended December 31, 1997, 1996 and 1995. A valuation allowance in the amount of the deferred tax benefit was recorded each year.

    As a result of the Company's initial public offering and other equity offerings, the Company has been deemed to have had a change in ownership as defined under Section 382 of the Internal Revenue Code. Such changes in ownership will impose certain limitations on the utilization of the Company's net operating loss and credit carryforwards.

NOTE 9: STOCK-BASED COMPENSATION PLANS

    In March 1997, the Company adopted the 1997 Equity Incentive Plan, under which options generally vest over four years and expire after 10 years. The Equity Incentive Plan is an amendment and restatement of the Company's 1992 Stock Option Plan, as amended. The Company has reserved a total of 2,900,000 shares of common stock for issuance under the 1997 Equity Incentive Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $.10 to $13.94 per share which represented management's best estimate of fair market value at the dates of grant.

    In March 1997, the Company adopted the Non-Employee Directors' Stock Option Plan, under which the Board of Directors have provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has reserved a total of 100,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan. Stock options have been granted to non employee directors to purchase common stock at prices of $8.63 and $10.00 per share which represents management's best estimate of fair market value at the date of grant.

    The price ranges of all options exercised were $.25 to $.70 in 1997, $.25 to $.40 in 1996 and $.10 to $.25 in 1995. At December 31, 1997, there were
2,774,086 shares of unissued common stock reserved for

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9: STOCK-BASED COMPENSATION PLANS (CONTINUED) issuance, of which options for the purchase of 1,845,584 shares were available for future grants. Numbers of common and converted Preferred series B shares under the plans are as follows as of December 31:

                                                                   1997                     1996                    1995
                                                          -----------------------  ----------------------  ----------------------
                                                                       WEIGHTED                WEIGHTED                WEIGHTED
                                                                        AVERAGE                 AVERAGE                 AVERAGE
                                                                       EXERCISE                EXERCISE                EXERCISE
                                                            SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                                          ----------  -----------  ---------  -----------  ---------  -----------
Number of common shares under option:
  Outstanding, beginning of year........................     614,950   $    0.52     376,550   $    0.37     192,225   $    0.25
  Granted...............................................     494,000        9.93     254,850        0.74     265,300        0.40
  Series B Preferred Options
    Converted to common stock options...................      39,998        3.50      --          --          --          --
  Exercised.............................................    (199,078)       0.39     (13,500)       0.30     (53,334)       0.13
  Canceled or expired...................................     (21,368)       6.94      (2,950)       0.51     (27,641)       0.26
                                                          ----------               ---------               ---------
  Outstanding, end of year..............................     928,502        5.53     614,950        0.52     376,550        0.37
                                                          ----------               ---------               ---------
                                                          ----------               ---------               ---------
Exercisable, end of year................................     192,385   $    3.52      84,017   $    0.32      44,875   $    0.26
                                                          ----------               ---------               ---------
                                                          ----------               ---------               ---------
Number of Series B preferred shares under option
  Outstanding, beginning of year........................      35,000   $    4.00      35,000   $    4.00      35,000   $    4.00
  Converted to common stock options.....................     (35,000)       4.00      --          --          --          --
                                                          ----------               ---------               ---------
Outstanding, end of year................................      --          --          35,000        4.00      35,000        4.00
                                                          ----------               ---------               ---------
                                                          ----------               ---------               ---------
Exercisable, end of year................................      --          --          35,000   $    4.00      35,000   $    4.00
                                                          ----------               ---------               ---------
                                                          ----------               ---------               ---------

    As a result of the Company's initial public offering, all Series B Preferred stock options converted to common stock options on a 1.142857 to one basis.

    The following table summarizes information about common stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                      -----------------------------------------------------------  ------------------------------------
                      NUMBER OF OPTIONS    WEIGHTED AVERAGE                        NUMBER OF OPTIONS
                       OUTSTANDING AT          REMAINING        WEIGHTED AVERAGE    EXERCISABLE AT    WEIGHTED AVERAGE
EXERCISE PRICE        DECEMBER 31, 1997    CONTRACTUAL LIFE      EXERCISE PRICE    DECEMBER 31, 1997   EXERCISE PRICE
--------------------  -----------------  ---------------------  -----------------  -----------------  -----------------
$   0.25-  3.50.....        453,252                    8            $    0.85            141,551          $    1.28
    8.13-  10.00....        452,750                    9                 9.94             50,834               9.73
   10.06-  13.94....         22,500                   10                11.18             --                 --
                            -------                                                      -------              -----
                            928,502                    9            $    5.53            192,385          $    3.52
                            -------                                                      -------
                            -------                                                      -------

    In March 1997, the Company adopted the Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The Company has reserved a total of 200,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Eligible

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9: STOCK-BASED COMPENSATION PLANS (CONTINUED) employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. No shares were issued under the ESPP during 1997. As of December 31, 1997, payroll deductions totalling $363,035 on behalf of approximately 189 employees were accrued for the purchase of shares. Actual shares purchased on January 30, 1998 totalled 58,020 and were issued to participating employees.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option grants. The weighted average fair value of options granted during 1997, 1996, and 1995 were $9.93, $.20 and $0.11, respectively. The fair value of each option granted during 1997, 1996, and 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: five year expected life from date of grant; .48 stock volality for 1997 and no stock volatility for 1996 or 1995; risk-free interest rates from 5.17% to 6.95%; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                     1997            1996           1995
                                                --------------  --------------  -------------
Net loss:
  As reported.................................  $  (29,593,362) $  (15,967,335) $  (6,168,715)
  Pro forma...................................     (30,211,943)    (15,981,530)    (6,173,058)
Net loss per share, basic and diluted:
  As reported.................................           (3.81)         (20.37)         (8.23)
  Pro forma...................................           (3.89)         (20.39)         (8.24)

    In January 1997, the Board of Directors approved an agreement for acceleration of exercise provisions for stock options granted to certain employees. Under the terms of the agreement, these employees are allowed to exercise unvested stock options. Any shares purchased by an employee relating to unvested stock options will be held in escrow until such options are vested. In addition, the Company has the right to repurchase such shares prior to the applicable date of vesting should the employee terminate their employment status. The agreement has not established a new measurement date for the affected stock options.

NOTE 10: LOSS PER SHARE

    The weighted average number of shares outstanding used to compute basic and diluted loss per share were 7,761,425, 783,690, and 749,540 for the years ended December 31, 1997, 1996, and 1995, respectively. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 10: LOSS PER SHARE (CONTINUED)
    The following warrants, options and Preferred stock were not included in the computation of diluted loss per share, as of December 31, because the effect was antidilutive:

                                                     1997                       1996                      1995
                                           -------------------------  -------------------------  -----------------------
                                                         EXERCISE                   EXERCISE                  EXERCISE
                                             NUMBER        PRICE        NUMBER        PRICE        NUMBER       PRICE
                                           ----------  -------------  ----------  -------------  ----------  -----------
Stock warrants...........................   1,042,981  $  4.00-15.61   3,730,159  $  0.01-15.61   2,169,012  $ 4.00-4.25
Common stock options.....................     928,502     0.25-13.94     649,950     0.25- 1.50     411,550    0.10-0.40
Preferred stock..........................      --           --         8,861,076       --         8,612,297      --

NOTE 11: RETIREMENT PLAN

    In July 1995, the Company adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 (the "Plan") for all employees who satisfy the age and service requirements under the Plan. The Plan is funded by voluntary employee salary deferral of up to 15% of annual compensation and employer matching contributions of up to 6% of annual compensation. As of December 31, 1997, the Company has contributed $36,297 to the Plan.

NOTE 12: LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, alleged infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. The claims against Scan Coin AB have been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

NOTE 13: NEW COIN COUNTING TECHNOLOGY

    The Company has invented and intends to introduce new proprietary coin counting technology that is capable of being used in the Coinstar units. The Company currently purchases the coin counter component of the Coinstar unit solely from Scan Coin AB ("Scan Coin"), pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin

                                 COINSTAR, INC.

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 13: NEW COIN COUNTING TECHNOLOGY (CONTINUED) have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements, would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin. Moreover, the Company continues to install Scan Coin supplied coin counters in its units, and will continue to do so until the commercial deployment of Coinstar units with the Company's new coin counting technology.

NOTE 14: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Following is a presentation of selected financial data for each of the four quarters of 1997 and 1996:

                                                                          THREE MONTHS ENDED
                                     ---------------------------------------------------------------------------------------------
                                     DECEMBER 31,   SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,   SEPTEMBER 30,  JUNE 30,
                                         1997           1997         1997        1997          1996           1996         1996
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------

                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Revenue............................    $   7,957      $   7,762    $   5,294   $   3,995     $   3,349      $   2,830    $   1,388
Expenses:
  Direct operating.................        5,208          5,276        3,966       3,450         2,940          2,110        1,321
  Regional sales and marketing.....          689            798          972         630           494            396          407
  Product research and
    development....................        1,644          1,637        1,640       1,441         1,533          1,014          762
  Selling, general and
    administrative.................        3,252          2,669        2,630       2,528         1,987          1,425        1,067
  Depreciation and amortization....        2,539          2,297        2,158       1,684         1,741          1,098          796
Loss from operations...............       (5,375)     $  (4,915)   $  (6,072)  $  (5,738)    $  (5,346)     $  (3,213)   $  (2,965)
  Other income (expense):
  Interest income..................          597            710          440         580           571             22           95
  Interest expense.................       (2,563)        (2,499)      (2,415)     (2,344)       (2,071)          (335)        (168)
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
Net loss before extraordinary
  item.............................    $  (7,341)     $  (6,704)   $  (8,047)  $  (7,502)    $  (6,846)     $  (3,526)   $  (3,038)
Extraordinary item
  Loss related to early retirement
  of debt..........................       --             --           --          --              (249)        --           --
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
                                       $  (7,341)     $  (6,704)   $  (8,047)  $  (7,502)    $  (7,095)     $  (3,526)   $  (3,038)
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
Loss per share before extraordinary
  item, basic and diluted..........    $    (.49)     $    (.48)   $   (8.18)      (8.31)    $   (8.63)     $   (4.51)   $   (3.89)
Extraordinary item per share, basic
  and diluted......................       --             --           --          --              (.31)        --           --
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
Loss per share, basic and
  diluted..........................    $    (.49)     $    (.48)   $   (8.18)      (8.31)    $   (8.63)     $   (4.51)   $   (3.89)
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
Weighted average shares
  outstanding, basic and diluted...       15,029         13,906          984         903           793            782          780
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------
                                     -------------  -------------  ---------  -----------  -------------  -------------  ---------


                                      MARCH 31,
                                        1996
                                     -----------

Statements of Operations Data:
Revenue............................   $     746
Expenses:
  Direct operating.................         888
  Regional sales and marketing.....         208
  Product research and
    development....................         661
  Selling, general and
    administrative.................         872
  Depreciation and amortization....         499
Loss from operations...............   $  (2,382)
  Other income (expense):
  Interest income..................         160
  Interest expense.................         (87)
                                     -----------
Net loss before extraordinary
  item.............................   $  (2,309)
Extraordinary item
  Loss related to early retirement
  of debt..........................      --
                                     -----------
                                      $  (2,309)
                                     -----------
                                     -----------
Loss per share before extraordinary
  item, basic and diluted..........   $   (2.96)
Extraordinary item per share, basic
  and diluted......................      --
                                     -----------
Loss per share, basic and
  diluted..........................   $   (2.96)
                                     -----------
                                     -----------
Weighted average shares
  outstanding, basic and diluted...         780
                                     -----------
                                     -----------