Form 10-Q
period 1998-03-31
COINSTAR INC
filed 1998-05-15
CIK 941604

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

                  FOR THREE MONTH PERIOD ENDED MARCH 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22555

                            ------------------------

                                 COINSTAR, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                               94-3156448
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

1800 114TH AVENUE SE, BELLEVUE, WASHINGTON                 98004
 (Address of principal executive offices)               (Zip Code)

                                 (425) 943-8000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT APRIL 30, 1998
       Common Stock, $0.001 par value                           15,111,548

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COINSTAR, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          ---------
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997...........      1

           Consolidated Statements of Operations for the three month periods ended March 31, 1998 and
             1997 (unaudited)...........................................................................      2

           Consolidated Statement of Stockholders' Equity (Deficit) for the three month periods ended
             March 31, 1998 (unaudited).................................................................      3

           Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and
             1997 (unaudited)...........................................................................      4

           Notes to Consolidated Financial Statements for the three month periods ended March 31, 1998
             and 1997...................................................................................      5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........      7

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................     22

Item 2.    Changes in Securities and Use of Proceeds....................................................     22

Item 6.    Exhibits and Reports on Form 8-K.............................................................     23

SIGNATURES..............................................................................................     24

EXHIBIT INDEX...........................................................................................     25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 COINSTAR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                                        1997
                                                                                     MARCH 31,     --------------
                                                                                        1998
                                                                                   --------------
                                                                                    (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents........................................................  $   17,057,946  $   20,199,914
  Short-term investments available for sale......................................      31,968,293      36,603,474
  Prepaid expenses and other current assets......................................       1,109,900       1,021,349
                                                                                   --------------  --------------
    Total current assets.........................................................      50,136,139      57,824,737
PROPERTY AND EQUIPMENT, net......................................................
  Coinstar Units.................................................................      55,678,222      51,002,230
  Computers......................................................................       2,892,620       2,792,326
  Office furniture and equipment.................................................       1,161,744       1,153,974
  Leased vehicles................................................................       1,236,192       1,014,873
  Leasehold improvements.........................................................         404,533         366,090
  Coinstar components............................................................               0         110,024
                                                                                   --------------  --------------
                                                                                       61,373,311      56,439,517
  Accumulated depreciation.......................................................     (16,255,960)    (13,511,235)
                                                                                   --------------  --------------
                                                                                       45,117,351      42,928,282
OTHER ASSETS.....................................................................       2,690,103       2,792,875
                                                                                   --------------  --------------
TOTAL............................................................................  $   97,943,593  $  103,545,894
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable...............................................................  $    3,719,304  $    3,328,069
  Accrued liabilities............................................................      16,997,867      18,253,065
  Current portion of long-term debt and capital lease obligations................       1,661,353       1,612,451
                                                                                   --------------  --------------
    Total current liabilities....................................................      22,378,524      23,103,585
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....................................      79,472,286      77,333,005
COMMITMENTS AND CONTINGENCIES (Note 3,4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock...................................................................      61,480,216      61,039,848
  Contributed capital for warrants...............................................         513,584         513,584
  Accumulated deficit............................................................     (65,901,017)    (58,444,128)
                                                                                   --------------  --------------
    Total stockholders equity (deficit)..........................................      (3,907,217)      3,109,304
                                                                                   --------------  --------------
TOTAL............................................................................  $   97,943,593  $  103,545,984
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                                 COINSTAR, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    THREE MONTH PERIODS ENDED
                                                                                            MARCH 31,
                                                                                   ----------------------------
                                                                                       1998           1997
                                                                                   -------------  -------------
REVENUE..........................................................................  $   8,822,835  $   3,995,024
EXPENSES:
  Direct operating...............................................................      5,823,711      3,450,144
  Regional sales and marketing...................................................        916,896        629,908
  Product research and development...............................................      1,409,817      1,440,642
  Selling, general, and administrative...........................................      3,275,628      2,527,663
  Depreciation and amortization..................................................      2,813,277      1,684,328
                                                                                   -------------  -------------
Loss from operations.............................................................     (5,416,494)    (5,737,661)
OTHER INCOME (EXPENSE):
  Interest income................................................................        501,407        580,038
  Interest expense...............................................................     (2,571,057)    (2,344,068)
  Other Income...................................................................         39,108       --
                                                                                   -------------  -------------
NET LOSS.........................................................................  $  (7,447,036) $  (7,501,691)
                                                                                   -------------  -------------
                                                                                   -------------  -------------
  Net loss per share, basic and diluted..........................................  $       (0.49) $       (8.31)
                                                                                   -------------  -------------
                                                                                   -------------  -------------
  Weighted average shares outstanding, basic and diluted.........................     15,079,985        903,497
                                                                                   -------------  -------------
                                                                                   -------------  -------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998
                                  (UNAUDITED)

                                                 COMMON STOCK          CONTRIBUTED
                                          ---------------------------  FOR CAPITAL   ACCUMULATED
                                             SHARES        AMOUNT       WARRANTS       DEFICIT          TOTAL
                                          ------------  -------------  -----------  --------------  -------------
BALANCE, January 1, 1998................    15,034,629  $  61,039,848   $ 513,584   $  (58,444,128) $   3,109,304
Issuance of shares under employee stock
  purchase plan.........................        58,020        425,271      --             --              425,271
Exercise of stock options...............        10,282         15,097      --             --               15,097
Unrealized loss on short-term
  investments available for sale........       --            --            --               (9,853)        (9,853)
Net loss................................                                                (7,447,036)    (7,447,036)
                                          ------------  -------------  -----------  --------------  -------------
BALANCE, March 31, 1998.................    15,102,931  $  61,480,216   $ 513,584   $  (65,901,017) $  (3,907,217)
                                          ------------  -------------  -----------  --------------  -------------
                                          ------------  -------------  -----------  --------------  -------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE THREE MONTH PERIODS
                                                                                            ENDED MARCH 31,
                                                                                     -----------------------------
                                                                                          1998           1997
                                                                                     --------------  -------------
OPERATING ACTIVITIES:
  Net loss.........................................................................  $   (7,447,036) $  (7,501,691)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization..................................................       2,813,277      1,684,328
    Debt discount amortization.....................................................       2,433,187      2,204,942
    Accrued investment income......................................................         164,509       (283,178)
    Non-cash stock-based compensation..............................................          10,754       --
    Cash provided (used) by changes in operating assets and liabilities:
      Prepaid expenses and other current assets....................................  $      (88,551) $    (571,033)
      Other assets.................................................................             588       (570,736)
      Accounts payable.............................................................         481,235        876,313
      Accrued liabilities..........................................................      (1,256,764)     3,480,901
                                                                                     --------------  -------------
  Net cash used by operating activities............................................  $   (2,888,801) $    (680,154)
INVESTING ACTIVITIES:
  Purchase of short-term investments...............................................  $  (15,537,936) $  (2,970,693)
  Sale of short-term investments...................................................      19,998,755      3,766,644
  Purchase of fixed assets.........................................................      (4,735,679)    (7,675,390)
                                                                                     --------------  -------------
  Net cash used by investing activities............................................  $     (274,860) $  (6,879,439)
FINANCING ACTIVITIES:
  Payments on long-term debt.......................................................        (407,920)       (82,199)
  Net proceeds from issuance of common stock.......................................         425,271       --
  Net proceeds from exercise of stock options......................................          15,097         75,331
                                                                                     --------------  -------------
  Net cash provided (used) by financing activities.................................  $       21,694  $      (6,868)
                                                                                     --------------  -------------
DECREASE IN CASH AND CASH EQUIVALENTS..............................................  $   (3,141,967) $  (7,566,461)
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................................  $   20,199,913  $  23,867,763
                                                                                     --------------  -------------
  End of period....................................................................  $   17,057,946  $  16,301,302
                                                                                     --------------  -------------
                                                                                     --------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.........................................  $      141,952  $     139,126
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease obligation........................  $       74,637

                 See notes to consolidated financial statements

                                 COINSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THREE MONTH PERIOD ENDING MARCH 31, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The unaudited consolidated financial statements of Coinstar, Inc. and its newly formed subsidiary Coinstar International, Inc. (collectively, the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

    These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1997 filed with the SEC. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiary Coinstar International, Inc. Coinstar International, Inc. was formed in March 1998 for the purpose of exploring the expansion of the Coinstar network internationally. For the three month period ending March 31, 1998, there has been no activity in Coinstar International Inc.

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

    Statement of Financial Accounting Standards (SFAS) No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," were also recently issued and are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of these Standards, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

NOTE 2: LETTER OF CREDIT

    As of March 31, 1998 the Company had outstanding a secured irrevocable letter of credit with a bank in the amount of $2.5 million. This letter of credit, which expires in July 1998, collateralizes the Company's obligations to a third party. As of March 31, 1998, no amounts were outstanding under the letter of credit.

NOTE 3: LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of

                                 COINSTAR, INC.

                    THREE MONTH PERIOD ENDING MARCH 31, 1998

NOTE 3: LEGAL PROCEEDINGS (CONTINUED)
non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. The claim against Scan Coin AB has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

NOTE 4: NEW COIN COUNTING TECHNOLOGY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of March 31, 1998 had an installed base of 3,531 units located in supermarkets, financial institutions and mass merchants in 42 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $65.9 million as of March 31,1998. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur operating losses in the future. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and, in October 1996, the sale of the Company 13% Senior Subordinated Discount notes due at maturity in 2006 (the "Notes") for net proceeds of $62.9 million. The Company also raised capital through its initial public offering of 3.0 million shares of Common Stock for net proceeds of $28.4 million. In connection with the debt financing in October 1996, the Company began to prepare for accelerated future growth of its installed base by increasing expenditures on its field service organization, upgrading its systems engineering capabilities and developing and testing new marketing and promotion programs designed to increase coin processing volumes.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 30 states across the country. The Company established a wholly-owned subsidiary in March 1998 to explore expanding the Company's operations internationally. At the present time, however, the Company has not expanded its operations internationally. The Company generates revenues based on a processing fee, currently 7.5%, charged on the total dollar amount of coins processed in a transaction. Prior to 1996 the Company's processing fee was 10% on pennies and 5% on all other coins. Beginning in the first quarter of 1996 the Company began charging a flat 7.5% fee on selected units and converted all units to this new fee structure by the end of the second quarter of 1996. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness levels of the service increases, driving initial trial and repeat usage for the service. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of mature units increases.

    Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, and retail operations support. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. The Company believes that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch the Coinstar service in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit sustaining engineering and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, corporate services, and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

REVENUE

    Revenue increased to $8.8 million in the three month period ended March 31, 1998 from $4.0 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the three month period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 3,531 as of March 31, 1998 from 1,929 units as of March 31, 1997. During the first quarter of 1998, 327 units were installed compared to 428 for the same period in 1997. The reduced number of installations during the first quarter of 1998 was primarily due to a six week delay in installations for one retail distribution partner. Without this delay, the Company would have installed approximately 470 units during the quarter. Retail distribution partner related delays often affect the timing of installations. The dollar value of coins processed in the first quarter of 1998 increased to $117.3 million compared to $52.7 million in the comparable 1997 period.

DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $5.8 million in the three month period ended March 31, 1998 from $3.5 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's growth and its expansion into 2 new regions as of March 31, 1998. Direct operating expense as a percentage of revenue decreased to 66% for the three month period ended March 31, 1998 from 86.4% in the comparable 1997 period. The Company anticipates that direct operating expense will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are expected to decrease as (i) coin pickup and processing cost economies from regional densities are realized,
(ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets, and (iii) the Company integrates its new coin counting technology into the network, which is expected to increase the productivity of the Company's field service organization.

REGIONAL SALES AND MARKETING

    Regional sales and marketing expense increased to $917,000 in the three month period ended March 31, 1998 from $630,000 in the comparable 1997 period. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relation efforts focused on increasing the awareness of the Coinstar service in the first quarter of 1998. The Company expects sales and marketing expenses to continue to increase as the Company expands the installed base of units and enters new regional markets. However, as a percentage of revenue, the Company expects regional sales and marketing costs to decrease over the year ending 1998 compared with the year ending 1997.

PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses remained at $1.4 million in the three month period ended March 31, 1998 compared to $1.4 million in the comparable 1997 period. The principal component of such expenses was personnel compensation. The Company expects to maintain its product research and development expenditures at the present levels for 1998. However, as a percentage of revenue, the Company expects its product research and development expenditures to decrease over the year ending 1998 compared with the year ending 1997. While the Company currently expenses all product research and development costs, a portion may be capitalized in the future.

SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expense increased to $3.3 million in the three month period ended March 31, 1998 from $2.5 million in the comparable 1997 period. The principal component of such expenses was personnel compensation and the period-to-period increase reflects an investment in higher staffing levels to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase in 1998 as the Company continues to add staff.

However, as a percentage of revenue, the Company expects its selling, general and administrative to decrease over the year ending 1998 compared with the year ending 1997.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $2.8 million in the three month period ended March 31, 1998 from $1.7 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

OTHER INCOME AND EXPENSE

    The Company generated income of $39,000 in the three month period ended March 31, 1998 due to the subleasing of excess office space. The Company expects to maintain this income source until the year 2000, as this sublease agreement has a two year term.

    Interest income decreased to $501,000 in the three month period ended March 31, 1998 from $580,000 in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $2.6 million in the three month period ended March 31, 1998 from $2.3 million in the comparable 1997 period. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

NET LOSS

    Net loss decreased to $7.4 million in the three month period ended March 31, 1998 from $7.5 million in the comparable 1997 period. The decrease in the net loss primarily was due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the improvement in net income reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company had cash and cash equivalents of $17.1 million, short-term investments of $32.0 million and working capital of $27.8 million. Cash and cash equivalents include $13.6 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash used by operating activities was $2.9 million for the three month period ended March 31, 1998 and was $680,000 for the comparable period in 1997. The principal use of cash was to fund net operating losses incurred, partially offset by depreciation, other non-cash charges, and an increase in accounts payable combined with a decrease in accrued liabilities.

    Net cash used by investing activities was $275,000 for the three month period ended March 31, 1998 and $6.9 million for the comparable period in 1997. Capital expenditures during the three month period ended March 31, 1998 and the comparable period in 1997 were $4.7 million and $7.7 million, respectively. The majority of capital expenditures consist of the manufacturing of Coinstar units.

    Net cash provided by financing activities was $21,694 for the three month period ended March 31, 1998 and net cash used by financing activities for the comparable period in 1997 was $6,868.

    As of March 31, 1998 the Company had outstanding a secured irrevocable letter of credit with a bank in the amount of $2.5 million. This letter of credit, which expires in July 1998, collateralizes the Company's obligations to a third party. As of March 31, 1998, no amounts were outstanding under the letter of credit.

    The Company believes existing cash equivalents and short-term investments will be sufficient to fund its cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate for at least the next twelve months. The extent of additional financing needed will depend on the success of the Company's business. If the Company significantly increases installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, the Company's cash needs will be increased. The Company's future capital requirements will depend on a number of factors, including the timing and number of unit installations, the type and scope of service enhancements, the level of market acceptance of the Company's service and the feasibility of international expansion. In addition, beginning in April 2000, the Company will have debt service obligations under the Notes that were issued in October 1996 of over $12 million per year until October 2006, at which time the principal amount of the Notes ($95.0 million) will be due. See "Risk Factors--Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results; and Substantial Leverage and Ability to Service Debt."

QUARTERLY FINANCIAL RESULTS

    The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as the Company's unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                                  THREE MONTH PERIODS ENDED
                          ---------------------------------------------------------------------------------------------------------
                          MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,
                            1998          1997           1997          1997       1997          1996           1996          1996
                          ---------   ------------   -------------   --------   ---------   ------------   -------------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
Statements of Operations
  Data:
Revenue.................  $  8,823      $  7,957       $  7,762      $ 5,294     $ 3,995      $ 3,349         $ 2,830      $ 1,388
Expenses:
  Direct operating......     5,823         5,208          5,276        3,966       3,450        2,940           2,110        1,321
  Regional sales and
    marketing...........       917           689            798          972         630          494             396          407
  Product research and
    development.........     1,410         1,644          1,637        1,640       1,441        1,533           1,014          762
  Selling, general and
    administrative......     3,276         3,252          2,669        2,630       2,528        1,987           1,425        1,067
  Depreciation and
    amortization........     2,813         2,539          2,297        2,158       1,684        1,741           1,098          796
Loss from operations....    (5,416)       (5,375)      $ (4,915)     $(6,072)    $(5,738)     $(5,346)        $(3,213)     $(2,965)
Other Data:
Number of new Coinstar
  units installed during
  the period............       327           598            400          406         428          292             413          364
Installed base of
  Coinstar units at end
  of period.............     3,531         3,204          2,735        2,335       1,929        1,501           1,209          796
Average age of network
  for the period
  (months)..............      13.4          11.7           10.6          9.3         8.3          7.0             6.1          6.4
Number of regional
  markets...............        42            40             35           33          27           23              22           18
Dollar value of coins
  processed.............   117,298      $105,692       $103,442      $70,626     $52,724      $44,841         $37,637      $20,692
Direct contribution
  (loss)(1).............     3,000      $  2,749       $  2,486      $ 1,328     $   545      $   409         $   720      $    67
Annualized revenue per
  average installed
  unit(2)...............  $ 10,597      $ 10,907       $ 12,284      $ 9,939     $ 9,433      $ 9,623         $11,021      $ 9,269
Annualized direct
  contribution per
  average installed
  unit(1)(2)............  $  3,601      $  3,768       $  3,935      $ 2,494     $ 1,287      $ 1,175         $ 2,804      $   449

--------------------------

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

    Based on its limited operating history, the Company believes that coin processing volumes have been affected by seasonality; in particular coin processing volumes are lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to the Company's limited operating history, and due to the lack of comparable companies engaged in the coin processing business.

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

NEW ACCOUNTING PRONOUNCEMENTS

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on March 4, 1998. This SOP is effective for the Company's year ending December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this SOP, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

    Statement of Financial Accounting Standards (SFAS) No. 130, "REPORTING COMPREHENSIVE INCOME" and SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," were also recently issued and are effective for the Company's year ending December 31, 1998. The Company is currently evaluating the effects of these Standards, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

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

    HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES. The Company has incurred substantial and increasing operating losses since inception in 1991. The Company's net loss for 1996, 1997 and the three month period ended March 31, 1998 was $16.0 million, $29.6 million and $7.4 million, respectively. As of March 31, 1998, the Company had an accumulated deficit of $65.9 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur operating losses and negative cash flow from operating and investing activities as it continues to increase its installed base of Coinstar units.

    LIMITED OPERATING HISTORY. After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 93% of the installed base in 1996, 1997, and the three month period ended March 31, 1998. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations.

    UNCERTAINTY OF FUTURE OPERATING RESULTS. Substantially all of the Company's revenue has been, and the Company believes will continue to be, derived from the processing fees charged for the Company's coin processing service. Prior growth rates in the Company's revenue should not be considered indicative of future operating results. The timing and amount of future revenues will depend almost entirely on the Company's ability to obtain new agreements with potential retail distribution partners for the installation of Coinstar units, the successful deployment and operation of the Company's coin processing network, and customer utilization of the service. Future operating results will depend upon many factors, including the Company's success in deploying a substantial number of additional units, the consumer demand for the Company's coin processing service, the level of product and price competition, the Company's success in expanding its network and managing the growth of such network, the ability of the Company to develop and market product enhancements, the timing of product enhancements, activities of and acquisitions by competitors, the ability to hire additional employees and the timing of such hiring and the ability to control costs. Fluctuations in the volume and value of coins processed and the rate of unit installations have caused and may continue to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Quarterly revenue and operating results, therefore, depend on the volume and mix of coins processed and the rate of unit installations during the quarter, all of which are difficult to forecast.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company had outstanding indebtedness as of March 31, 1998 of $81.1 million, which included $77.8 million of the Notes. The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years.

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

    COMPETITION. The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 150 units in certain regions of the United States. There can be no assurance, however, that such competitors have not or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. Moreover, the Company may face direct competition from Scan Coin AB ("Scan Coin"), or other third parties to whom Scan Coin may sell its coin counting device, as a result of the Company's intention to discontinue its supply arrangement with Scan Coin. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    DEPENDENCE ON CONTINUED MARKET ACCEPTANCE BY CONSUMERS AND RETAIL DISTRIBUTION PARTNERS. The Company is substantially dependent on continued market acceptance of its coin processing service by consumers and its retail distribution partners, which have been primarily supermarket chains. The self-service coin processing market is relatively new and evolving; accordingly, it is difficult to predict the future growth rate and size of this market. There can be no assurance that the Company will be successful in achieving the large-scale adoption of its coin processing service. While the Company's existing installed base of Coinstar units has been well received by both retail distribution partners and customers to date, there can be no assurance that the operating results of the installed units will continue to be favorable or past results will be indicative of future market acceptance of the Company's service. The Company believes that market acceptance of the Coinstar unit is dependent on the consumer's perception that the units are convenient, easy to use and reliable. Even if the Company is successful in promoting awareness of the Coinstar unit among consumers, there can be no assurance that such consumers will utilize the Coinstar units in sufficient volume to make the Company profitable. In addition, market acceptance and ongoing use of the Coinstar service may be adversely affected by the increasing use of alternatives to coin and currency transactions such as credit and debit cards, checks, wire transfers, smart cards and other forms of electronic payment.

    Market acceptance of the Coinstar units is also dependent on the willingness of potential retail distribution partners to have the units installed in their stores. The Company believes that market acceptance by potential retail distribution partners will be dependent on its ability to demonstrate the utility of the Coinstar unit as a customer service and as a means to provide other tangible benefits, including increased customer traffic and the promotion of store sales or service. There can be no assurance, however, that potential retail distribution partners will be willing to place Coinstar units in their locations or that, once installed, Coinstar units will obtain market acceptance from consumers. Market acceptance and the Company's revenues may also be affected by the availability and success of coin processing services offered by competitors. In the event the Company's service does not achieve market acceptance or does so less rapidly than expected or the Company's contracts with one or more of its retail distribution partners is terminated, the Company and its results of operations, including its ability to achieve sufficient cash flow to service its indebtedness and achieve profitability, will be materially adversely affected. Moreover, the Company intends to increase its deployment of Coinstar units in banks, convenience stores and mass merchants and is exploring opportunities for deployment in the international market. However, the Company has not entered or fully penetrated such markets and there can be no assurance that initial or further deployment in such markets would be successful.

    POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS. The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the quarter ended March 31, 1998, Coinstar units in service in two supermarket chains accounted for approximately 40.8% of the Company's revenue. The units in service in these two chains, Fred Meyer and Kroger, accounted for approximately 22.5% and 18.3%, respectively, of the Company's revenue in 1998. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    MANAGEMENT OF GROWTH. The Company has experienced rapid growth and intends to continue to aggressively expand its operations. The growth in the size and scale of the Company's business has placed and is expected to continue to place significant demands on its operational, administrative and financial personnel and operating systems. Additional planned expansion by the Company may further strain management and other resources. The Company's ability to manage growth effectively will depend on its ability to improve its operating systems, to expand, train and manage its employee base and to develop additional manufacturing and service capacity. In particular, the Company will be required to rapidly expand its operating systems and processes in order to support the projected installations of Coinstar units and the potential addition of value-added services. In addition, the Company will be required to establish relationships with additional third-party service providers. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, or that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve and manage the installations currently projected. If the Company is unable to manage growth effectively, the Company's business, financial condition and results of operations and its ability to achieve sufficient cash flow to service its indebtedness will be materially adversely affected.

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

    INTRODUCTION OF NEW COIN COUNTING TECHNOLOGY. The Company has invented and intends to introduce new proprietary coin counting technology that is capable of being used in the Coinstar units. The new coin counting components will be manufactured by SeaMed Corporation ("SeaMed"). The Company currently purchases the coin counter component of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently, Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are still effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin. Moreover, the Company continues to install Scan Coin supplied coin counters in its units, and will continue to do so until the commercial deployment of Coinstar units with the Company's new coin counting technology. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    There can be no assurance that the transition to the Company's proprietary coin counting technology will proceed on schedule, or that there will be no conversion problems. The coin counter is a complex mechanical and electronic device that is difficult to manufacture. In addition, implementation of the new device will require the distribution of parts, the retraining of Company personnel, and the retraining of third party personnel that help service the Coinstar units. There can be no assurance that these tasks can be completed without delay, nor can there be any assurance that SeaMed will be able to produce the device in the required quantities or in a timely manner. Any such delay or problems may result in machine downtime, or a delay, or cessation of installations for an indeterminate period, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Reliance on Third Party Manufacturers and Service Providers".

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

    DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers and key employees and its long term success will depend on its ability to recruit, retain and motivate highly skilled personnel. Jens H. Molbak, Chief Executive Officer, Daniel A. Gerrity, President and Chief Operating Officer, Kirk A. Collamer, Vice President and Chief Financial Officer, Rod W. Brooks, Vice President of Sales and Marketing, and Michael W. Parks, Vice President of Operations, have been primarily responsible for the development and expansion of the Company's business. All of the Company's executive officers and employees are employed on an at-will basis. The loss of the services of any of these executive officers or other key employees or the inability to attract and retain necessary technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition and results of operation and on its ability to achieve sufficient cash flow to service its indebtedness. Presently, the Company maintains a "key man" life insurance policy on Mr. Molbak in the amount of $2.0 million.

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. In October 1996, April 1997 and May 1998, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013, April 2014 and May 2015, respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. No assurance can be given that any patents from any pending patent applications or from any future patent applications will be issued, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Moreover, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

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

    UNCERTAINTY OF EFFECTS OF YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS. Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications for its coin processing machines and to manage and monitor its accounting and administrative functions. In addition, the Company's retail distribution partners, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not made an assessment as to whether any of its retail distribution partners, suppliers or service providers will be so affected. Failure of the Company's software or that of its retail distribution partners, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow service to its indebtedness.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    ----------------------------------------------------------------------
  3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant in
            effect after the closing of the Initial Public Offering.
  3.2 (1) Amended and Restated Bylaws of the Registrant.
  4.1     Reference is made to Exhibits 3.1 through 3.2.
  4.2 (1) Specimen Stock Certificate.
  4.3 (1) Second Amended and Restated Investor Rights Agreement, dated August
            27, 1996, between the Registrant and certain investors, as amended
            October 22, 1996.
  4.4 (1) Indenture between Registrant and The Bank of New York dated October 1,
            1996.
  4.5 (1) Warrant Agreement between Registrant and The Bank of New York dated
            October 22, 1996.
  4.6 (1) Notes Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.7 (1) Warrant Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.8 (1) Specimen 13% Senior Discount Note Due 2006
 10.1 (1) Registrant's 1997 Equity Incentive Plan.
 10.2 (1) Registrant's 1997 Employee Stock Purchase Plan.
 10.3 (1) Registrant's 1997 Non-Employee Directors' Stock Option Plan.
 10.4 (1) Form of Indemnity Agreement between the Registrant and its executive officers and directors.
 10.5 (1) Series E Preferred Stock and Warrant Purchase Agreement between
            Registrant and Acorn Ventures, Inc., dated August 27, 1996.
 10.6 (1) Office Building Lease between Registrant and Factoria Heights dated
            June 1, 1994, as amended on January 24, 1997.
 10.7 (1) Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
            1997.
 10.8 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.9 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.10(1) Manufacturing Agreement between Registrant and SeaMed Corporation dated September 1, 1996.
 10.11+(1) Letter of Intent between Registrant and Scan Coin AB dated March 5,
            1997.
 10.12+(1) Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
 10.13(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
            October 22, 1996.
 11.1     Computation of Earnings Per Share.
 27.1     Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended March 31, 1998.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COINSTAR, INC.
                                (Registrant)

                                           /s/ KIRK A. COLLAMER
                                ------------------------------------------
                                             Kirk A. Collamer
Date: May   , 1998              VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    ----------------------------------------------------------------------
  3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant in
            effect after the closing of the Initial Public Offering.
  3.2 (1) Amended and Restated Bylaws of the Registrant.
  4.1     Reference is made to Exhibits 3.1 through 3.2.
  4.2 (1) Specimen Stock Certificate.
  4.3 (1) Second Amended and Restated Investor Rights Agreement, dated August
            27, 1996, between the Registrant and certain investors, as amended
            October 22, 1996.
  4.4 (1) Indenture between Registrant and The Bank of New York dated October 1,
            1996.
  4.5 (1) Warrant Agreement between Registrant and The Bank of New York dated
            October 22, 1996.
  4.6 (1) Notes Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.7 (1) Warrant Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.8 (1) Specimen 13% Senior Discount Note Due 2006
 10.1 (1) Registrant's 1997 Equity Incentive Plan.
 10.2 (1) Registrant's 1997 Employee Stock Purchase Plan.
 10.3 (1) Registrant's 1997 Non-Employee Directors' Stock Option Plan.
 10.4 (1) Form of Indemnity Agreement between the Registrant and its executive officers and directors.
 10.5 (1) Series E Preferred Stock and Warrant Purchase Agreement between
            Registrant and Acorn Ventures, Inc., dated August 27, 1996.
 10.6 (1) Office Building Lease between Registrant and Factoria Heights dated
            June 1, 1994, as amended on January 24, 1997.
 10.7 (1) Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
            1997.
 10.8 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.9 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.10(1) Manufacturing Agreement between Registrant and SeaMed Corporation dated September 1, 1996.
 10.11+(1) Letter of Intent between Registrant and Scan Coin AB dated March 5,
            1997.
 10.12+(1) Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
 10.13(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
            October 22, 1996.
 11.1     Computation of Earnings Per Share.
 27.1     Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.