Form 10-Q
period 1998-06-30
COINSTAR INC
filed 1998-08-13
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THREE MONTH PERIOD ENDED JUNE 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

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

                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                  OUTSTANDING AT JULY 31, 1998
Common Stock, $0.001 par value              15,170,188

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COINSTAR, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                                          PAGE NO.
                                                                                                          ---------
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997............      1

           Consolidated Statements of Operations for the six and three month periods ended
             June 30, 1998 and 1997 (unaudited).........................................................      2

           Consolidated Statement of Stockholders' Equity (Deficit) for the six month period ended June
             30, 1998 (unaudited).......................................................................      3

           Consolidated Statements of Cash Flows for the six month periods ended
             June 30, 1998 and 1997 (unaudited).........................................................      4

           Notes to Consolidated Financial Statements for the six month periods ended
             June 30, 1998 and 1997.....................................................................      5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........      7

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................     23

Item 2.    Changes in Securities and Use of Proceeds....................................................     23

Item 4.    Submission of Matters to a Vote of Security Holders..........................................     23

Item 5.    Other Information............................................................................     24

Item 6.    Exhibits and Reports on Form 8-K.............................................................     24

SIGNATURES..............................................................................................     26

EXHIBIT INDEX...........................................................................................     27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 COINSTAR, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997
                                                    ------------  ------------
                                                    (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................  $ 26,345,723  $ 20,199,914
  Short-term investments available for sale.......    21,804,006    36,603,474
  Prepaid expenses and other current assets.......     1,187,058     1,021,349
                                                    ------------  ------------
    Total current assets..........................    49,336,787    57,824,737
PROPERTY AND EQUIPMENT............................
  Coinstar units..................................    62,123,977    51,002,230
  Computers.......................................     2,946,398     2,792,326
  Office furniture and equipment..................     1,170,236     1,153,974
  Leased vehicles.................................     1,473,441     1,014,873
  Leasehold improvements..........................       435,427       366,090
  Coinstar components.............................        77,180       110,024
                                                    ------------  ------------
                                                      68,226,659    56,439,517
  Accumulated depreciation........................   (19,302,966)  (13,511,235)
                                                    ------------  ------------
                                                      48,923,693    42,928,282
OTHER ASSETS......................................     2,606,408     2,792,875
                                                    ------------  ------------
TOTAL.............................................  $100,866,888  $103,545,894
                                                    ------------  ------------
                                                    ------------  ------------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable................................  $  5,316,017  $  3,238,069
  Accrued liabilities.............................    22,920,120    18,253,065
  Current portion of long-term debt and capital
    lease obligations.............................     1,698,295     1,612,451
                                                    ------------  ------------
    Total current liabilities.....................    29,934,432    23,103,585
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS......    81,702,968    77,333,005
COMMITMENTS AND CONTINGENCIES (Notes 3 & 4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock....................................    61,515,387    61,039,848
  Contributed capital for warrants................       513,584       513,584
  Accumulated deficit.............................   (72,799,483)  (58,444,128)
                                                    ------------  ------------
    Total stockholders equity (deficit)...........   (10,770,512)    3,109,304
                                                    ------------  ------------
TOTAL.............................................  $100,866,888  $103,545,984
                                                    ------------  ------------
                                                    ------------  ------------

                 See notes to consolidated financial statements

                                 COINSTAR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           SIX MONTH PERIODS             THREE MONTH PERIODS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                     ------------------------------  ----------------------------
                                                          1998            1997           1998           1997
                                                     --------------  --------------  -------------  -------------
REVENUE............................................  $   19,294,739  $    9,288,582  $  10,471,904  $   5,293,558
EXPENSES:
  Direct operating.................................      11,965,843       7,415,653      6,142,132      3,965,509
  Regional sales and marketing.....................       1,770,696       1,601,824        853,800        971,916
  Product research and development.................       2,738,850       3,080,297      1,329,033      1,639,655
  Selling, general, and administrative.............       7,002,175       5,157,287      3,726,547      2,629,624
  Depreciation and amortization....................       5,933,123       3,842,538      3,119,846      2,158,210
                                                     --------------  --------------  -------------  -------------
Loss from operations...............................     (10,115,948)    (11,809,017)    (4,699,454)    (6,071,356)
OTHER INCOME (EXPENSE):
  Interest income..................................         887,469       1,019,707        386,062        439,669
  Interest expense.................................      (5,231,691)     (4,758,676)    (2,660,634)    (2,414,608)
  Other Income.....................................         102,884                         63,776
                                                     --------------  --------------  -------------  -------------
NET LOSS...........................................  $  (14,357,286) $  (15,547,986) $  (6,910,250) $  (8,046,295)
                                                     --------------  --------------  -------------  -------------
                                                     --------------  --------------  -------------  -------------
  Net loss per share, basic and diluted............  $         (.95) $       (16.47) $        (.46) $       (8.18)
                                                     --------------  --------------  -------------  -------------
                                                     --------------  --------------  -------------  -------------
  Weighted average shares outstanding, basic and
    diluted........................................      15,098,294         943,977     15,116,403        984,012
                                                     --------------  --------------  -------------  -------------
                                                     --------------  --------------  -------------  -------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998

                                  (UNAUDITED)

                                               COMMON STOCK          CONTRIBUTED
                                        ---------------------------  FOR CAPITAL   ACCUMULATED
                                           SHARES        AMOUNT       WARRANTS       DEFICIT          TOTAL
                                        ------------  -------------  -----------  --------------  --------------
BALANCE, January 1, 1998..............    15,034,629  $  61,039,848   $ 513,584   $  (58,444,128) $    3,109,304
Issuance of shares under employee
  stock purchase plan.................        58,020        425,271      --             --               425,271
Exercise of stock options.............        30,410         50,268      --             --                50,268
Unrealized gain on short-term
  investments available for sale......       --            --            --                1,931           1,931
Net loss..............................                                               (14,357,286)    (14,357,286)
                                        ------------  -------------  -----------  --------------  --------------
BALANCE, June 30, 1998................    15,123,059  $  61,515,387   $ 513,584   $  (72,799,483) $  (10,770,512)
                                        ------------  -------------  -----------  --------------  --------------
                                        ------------  -------------  -----------  --------------  --------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                      FOR THE SIX MONTH PERIODS
                                                                                            ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                         1998            1997
                                                                                    --------------  --------------
OPERATING ACTIVITIES:
  Net loss........................................................................  $  (14,357,286) $  (15,547,986)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization.................................................       5,933,122       3,842,538
    Debt discount amortization....................................................       4,970,055       4,445,130
    Accrued investment income.....................................................         108,103          60,091
    Non-cash stock-based compensation.............................................          36,625
    Cash provided (used) by changes in operating assets and liabilities:
      Prepaid expenses and other current assets...................................        (165,709)       (972,033)
      Other assets................................................................           2,592        (586,555)
      Accounts payable............................................................       2,077,948       1,063,389
      Accrued liabilities.........................................................       4,684,026       6,442,123
                                                                                    --------------  --------------
  Net cash provided/(used) by operating activities................................  $    3,289,476  $   (1,253,303)
INVESTING ACTIVITIES:
  Purchase of short-term investments..............................................  $  (20,607,391) $  (11,916,020)
  Sale of short-term investments..................................................      35,300,692      21,192,254
  Purchase of fixed assets........................................................     (11,422,424)    (15,392,219)
  Proceeds from sale of equipment.................................................           2,247               0
                                                                                    --------------  --------------
  Net cash provided/(used) by investing activities................................  $    3,273,124  $   (6,115,985)
FINANCING ACTIVITIES:
  Payments on long-term debt......................................................  $     (855,705) $     (302,749)
  Net proceeds from issuance of common stock
  Net proceeds from exercise of stock options.....................................         438,914          75,331
                                                                                    --------------  --------------
  Net cash provided/(used) by financing activities................................  $     (416,791) $     (227,418)
                                                                                    --------------  --------------
DECREASE IN CASH AND CASH EQUIVALENTS.............................................  $               $   (7,596,706)
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................................................  $   20,199,914  $   23,867,763
                                                                                    --------------  --------------
  End of period...................................................................  $   26,345,723  $   16,271,057
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest........................................  $      268,583  $      344,395
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease obligation.......................  $      267,387  $      421,376

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

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

    These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1997 filed with the SEC. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiary Coinstar International, Inc., which was formed for the purpose of exploring the expansion of the Coinstar network internationally.

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

NOTE 2: LETTERS OF CREDIT

    As of June 30, 1998 the Company had outstanding secured irrevocable letters of credit with a bank which totaled $3.2 million. These letters of credit, which expire through June, 1999, collateralize the Company's obligations to third parties. As of June 30, 1998, no amounts were outstanding under these letters of credit.

NOTE 3: LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforcability of the subject patent, and filed a claim for breach of

                                 COINSTAR, INC.

                 SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

NOTE 3: LEGAL PROCEEDINGS (CONTINUED)
warranty against Scan Coin AB ("Scan Coin"). The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

NOTE 4: NEW COIN COUNTING TECHNOLOGY

    The Company has invented and is in the process of introducing new proprietary coin counting technology that is capable of being used in the Coinstar units. The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements, would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin.

NOTE 5: SUBSEQUENT EVENTS

    In July 1998, the Company accepted a nonbinding revolving credit proposal (the "Revolving Credit Proposal") with a third-party lender to provide financing to the Company for general corporate working capital and the manufacturing of additional Coinstar units. If consummated, the proposal would provide up to $30.0 million in revolving credit for a three year period at a floating rate of interest and be secured by certain Company assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of June 30, 1998 had an installed base of 4,032 units located in supermarkets, financial institutions and mass merchants in 49 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $72.8 million as of June 30,1998. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur operating losses in the future. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and, in October 1996, the sale of the Company's 13% Senior Subordinated Discount Notes due at maturity in 2006 (the "Notes") for net proceeds of $62.9 million, and the Company's initial public offering of 3.0 million shares of Common Stock for net proceeds of $28.4 million.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 31 states across the country. The Company generates revenues based on a processing fee, currently 7.5%, charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness levels of the service increases, driving initial trial and repeat usage for the service. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of mature units increases.

    The Company established a wholly-owned subsidiary, Coinstar International, Inc. ("Coinstar International"), in March 1998 to explore expanding the Company's operations internationally. At the present time, Coinstar International is piloting a three store test in Canada to determine the viability of the Canadian market for the Coinstar service and investigating the viability of the Coinstar service in certain European countries.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

REVENUE

    Revenue increased to $10.5 million in the three month period ended June 30, 1998 from $5.3 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the three month period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,032 as of June 30, 1998 from 2,335 units as of June 30, 1997. During the second quarter of 1998, 501 units were installed compared to 406 for the same period in 1997. The dollar value of coins processed in the second quarter of 1998 increased to $143.3 million compared to $70.6 million in the comparable 1997 period.

DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $6.1 million in the three month period ended June 30, 1998 from $4.0 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's growth and its expansion into 7 new regions as of June 30, 1998. Direct operating expense as a percentage of revenue decreased to 58.6% for the three month period ended June 30, 1998 from 74.9% in the comparable 1997 period. The Company anticipates that direct operating expense will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are expected to decrease as (i) coin pickup and processing cost economies from regional densities are realized, (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets, and (iii) the Company integrates its new coin counting technology into the network, which is expected to increase the productivity of the Company's field service organization.

REGIONAL SALES AND MARKETING

    Regional sales and marketing expense decreased to $854,000 in the three month period ended June 30, 1998 from $972,000 in the comparable 1997 period. The decrease in regional marketing expense was the result of a decreased level of new market launches and promotional activity, offset partially by an increase in television advertising. The Company expects its sales and marketing expenditures to remain at approximately the present level for the remainder of 1998. In addition, as a percentage of revenue, the Company expects regional sales and marketing costs to decrease over the year ending 1998 compared with the year ending 1997.

PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $1.3 million in the three month period ended June 30, 1998 compared to $1.6 million in the comparable 1997 period. The decrease in product research and development costs reflects the decrease in expenditures associated the completion of the development of the new coin counting technology. The Company expects to maintain its product research and development expenditures at the present levels for 1998. While the Company currently expenses all product research and development costs, a portion may be capitalized in the future.

SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expense increased to $3.7 million in the three month period ended June 30, 1998 from $2.6 million in the comparable 1997 period. The principal component of such expenses was personnel compensation and the period-to-period increase reflects an investment in higher staffing levels to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase but at a much slower rate in 1998 as the Company has substantially completed the development of the infrastructure to support the growth of the Company.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $3.1 million in the three month period ended June 30, 1998 from $2.2 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

OTHER INCOME AND EXPENSE

    The Company generated income of $64,000 in the three month period ended June 30, 1998 due to the subleasing of excess office space. The Company expects to maintain this income source until the year 2000, as this sublease agreement has a two year term.

    Interest income decreased to $386,000 in the three month period ended June 30, 1998 from $440,000 in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $2.7 million in the three month period ended June 30, 1998 from $2.4 million in the comparable 1997 period. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

NET LOSS

    Net loss decreased to $6.9 million in the three month period ended June 30, 1998 from $8.0 million in the comparable 1997 period. The decrease in the net loss primarily was due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the improvement in net income reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUE

    Revenue increased to $19.3 million in the first six months of 1998 from $9.3 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the 1998 period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,032 as of June 30, 1998 from 2,335 units as of June 30, 1997. The dollar value of coins processed increased to $260.6 million during the 1998 period from $123.4 million in the comparable 1997 period.

DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $12.0 million in the first six months of 1998 from $7.4 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs, as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 9 new regional markets as of June 30, 1998. Direct operating expenses as a percentage of revenue decreased to 62% in the 1998 period from 79.8% in the comparable 1997 period. The Company anticipates that direct operating expenses will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are anticipated to decrease as (i) coin pickup and processing cost economies from regional densities are realized, (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets, and (iii) the Company integrates its new coin counting technology into the network, which is expected to increase the productivity of the Company's field service organization.

REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $1.8 million in the first six months of 1998 from $1.6 million in the comparable 1997 period. The increase in regional marketing expense was the result of an increased level of television advertising, offset partially by a decrease in new market launches and promotional activity. The Company expects its sales and marketing expenditures to remain at approximately the present level for the remainder of 1998. In addition, as a percentage of revenue, the Company expects regional sales and marketing costs to decrease over the year ending December 31, 1998 compared with the year ended December 31, 1997.

PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $2.7 million in the first six months of 1998 from $3.1 million in the comparable 1997 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology. The Company expects to maintain its product research and development expenditures at the present levels for 1998. While the Company currently expenses all product research and development costs, a portion may be capitalized in the future.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $7.0 million in the first six months of 1998 from $5.2 million in the comparable 1997 period. The principal component of such expenses was personnel compensation and the period-to-period increase primarily reflects an investment in higher staffing levels to support the Company's rapid growth and expansion. The Company expects selling, general and administrative expenses to continue to increase but at a much slower rate in 1998 as the Company has substantially completed the development of the infrastructure to support the growth of the Company.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $5.9 million in the first six months of 1998 from $3.8 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

OTHER INCOME AND EXPENSE

    The Company generated income of $103,000 in the six month period ended June 30, 1998 due to the subleasing of excess office space. The Company expects to maintain this income source until the year 2000, as this sublease agreement has a two year term.

    Interest income decreased to $887,000 in the six month period ended June 30, 1998 from $1.02 million in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $5.2 million in the six month period ended June 30, 1998 from $4.8 million in the comparable 1997 period. The increase was due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

NET LOSS

    Net loss decreased to $14.4 million in the first six months of 1998 from $15.5 million in the comparable 1997 period. The decrease in the net loss primarily was due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the improvement in net income reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1998, the Company had cash and cash equivalents of $26.3 million, short-term investments of $21.8 million and working capital of $19.4 million. Cash and cash equivalents include $18.7 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $3.3 million for the six month period ended June 30, 1998 and net cash used was $1.3 million for the comparable period in 1997. The principal use of cash was to fund net operating losses incurred, offset by depreciation, other non-cash items, and an increase in accounts payable and accrued liabilities.

    Net cash provided by investing activities was $3.3 million for the six month period ended June 30, 1998 and net cash used was $6.1 million for the comparable period in 1997. Capital expenditures during the six month period ended June 30, 1998 and the comparable period in 1997 were $11.4 million and $15.4 million, respectively. The majority of capital expenditures consist of the manufacturing of Coinstar units.

    Net cash used by financing activities was $416,787 for the six month period ended June 30, 1998 and net cash used by financing activities for the comparable period in 1997 was $227,418.

    As of June 30, 1998 the Company had outstanding secured irrevocable letters of credit with a bank in the amount of $3.2 million. These letters of credit, which expires between December 1998 and June 1999, collateralize the Company's obligations to third parties. As of June 30, 1998, no amounts were outstanding under the letters of credit.

    In July 1998, the Company accepted a nonbinding revolving credit proposal (the "Revolving Credit Proposal") with a third-party lender to provide financing to the Company for general corporate working capital and the manufacturing of additional Coinstar units. If consummated, the proposal would provide up to $30.0 million in revolving credit for a three year period at a floating rate of interest and be secured by certain Company assets.

    The Company believes existing cash equivalents, short-term investments, and the Revolving Credit Proposal, if consummated, will be sufficient to fund its cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate for at least the next twelve months. The extent of additional financing needed will depend on the success of the Company's business. If the Company significantly increases installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, the Company's cash needs will be increased. The Company's future capital requirements will depend on a number of factors, including the timing and number of unit installations, the type and scope of service enhancements, the level of market acceptance of the Company's service and the feasibility of international expansion. In addition, beginning in April 2000, the Company will have debt service obligations under the Notes that were issued in October 1996 of over $12 million per year until October 2006, at which time the principal amount of the Notes ($95.0 million) will be due. See "Risk Factors Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results; and Substantial Leverage and Ability to Service Debt."

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

                                                                THREE MONTH PERIODS ENDED
                                -----------------------------------------------------------------------------------------
                                 JUNE 30,   MARCH 31,   DECEMBER 31,  SEPTEMBER 30,  JUNE 30,    MARCH 31,   DECEMBER 31,
                                   1998        1998         1997          1997         1997        1997          1996
                                ----------  ----------  ------------  -------------  ---------  -----------  ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
Statements of Operations Data:
Revenue.......................  $   10,472  $    8,823   $    7,957    $     7,762   $   5,294   $   3,995    $    3,349
Expenses:
  Direct operating............       6,142       5,823        5,208          5,276       3,966       3,450         2,940
  Regional sales and
    marketing.................         854         917          689            798         972         630           494
  Product research and
    development...............       1,329       1,410        1,644          1,637       1,640       1,441         1,533
  Selling, general and
    administrative............       3,726       3,276        3,252          2,669       2,630       2,528         1,987
  Depreciation and
    amortization..............       3,120       2,813        2,539          2,297       2,158       1,684         1,741
Loss from operations..........  $   (4,699) $   (5,416)  $   (5,375)   $    (4,915)  $  (6,072)  $  (5,738)   $   (5,346)
Other Data:
Number of new Coinstar units
  installed during the
  period......................         501         327          469            400         406         428           292
Installed base of Coinstar
  units at end of period......       4,032       3,531        3,204          2,735       2,335       1,929         1,501
Average age of network for the
  period (months).............        14.8        13.4         11.7           10.6         9.3         8.3           7.0
Number of regional markets....          49          42           40             35          33          27            23
Dollar value of coins
  processed...................  $  139,227  $  117,298   $  105,692    $   103,442   $  70,626   $  52,724    $   44,841
Direct contribution(1)........  $    4,330  $    3,000   $    2,749    $     2,486   $   1,328   $     545    $      409
Annualized revenue per average
  installed unit(2)...........  $   11,195  $   10,597   $   10,907    $    12,284   $   9,939   $   9,433    $    9,623
Annualized direct contribution
  per average installed
  unit(1)(2)..................  $    4,568  $    3,601   $    3,768    $     3,935   $   2,494   $   1,287    $    1,175
International development
  costs (3)...................  $      241  $       28

                                SEPTEMBER 30,
                                    1996
                                -------------
Statements of Operations Data:
Revenue.......................    $   2,830
Expenses:
  Direct operating............        2,110
  Regional sales and
    marketing.................          396
  Product research and
    development...............        1,014
  Selling, general and
    administrative............        1,425
  Depreciation and
    amortization..............        1,098
Loss from operations..........    $  (3,213)
Other Data:
Number of new Coinstar units
  installed during the
  period......................          413
Installed base of Coinstar
  units at end of period......        1,209
Average age of network for the
  period (months).............          6.1
Number of regional markets....           22
Dollar value of coins
  processed...................    $  37,637
Direct contribution(1)........    $     720
Annualized revenue per average
  installed unit(2)...........    $  11,021
Annualized direct contribution
  per average installed
  unit(1)(2)..................    $   2,804
International development
  costs (3)...................

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

(3) International development costs represent the costs incurred by Coinstar International related to the exploration of the international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," issued on April 3, 1998.

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

NEW ACCOUNTING PRONOUNCEMENTS

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," on April 3, 1998. The Company has adopted this SOP effective for the fiscal year ending December 31, 1998. Management believes the impact of the adoption of this SOP will not be material to the financial statements, taken as a whole.

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

    HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES. The Company has incurred substantial and increasing operating losses since inception in 1991. The Company's net loss for 1996, 1997 and the six month period ended June 30, 1998 was $16.0 million, $29.6 million and $14.4 million, respectively. As of June 30, 1998, the Company had an accumulated deficit of $72.8 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur operating losses and negative cash flow from operating and investing activities as it continues to increase its installed base of Coinstar units.

    LIMITED OPERATING HISTORY. After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 93% of the installed base in 1996, 1997, and the six month period ended June 30, 1998. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company had outstanding indebtedness as of June 30, 1998 of $83.4 million, which included $80.3 million of the Notes. The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company will at any time have sufficient resources to meet its debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    COMPETITION. The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 150 units in certain regions of the United States. There can be no assurance, however, that such competitors have not or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. Moreover, the Company may face direct competition from Scan Coin, or other third parties to whom Scan Coin may sell its coin counting device, as a result of the Company's intention to discontinue its supply arrangement with Scan Coin. See "Risk Factors--Introduction of New Coin Counting Technology." There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    Market acceptance of the Coinstar units is also dependent on the willingness of potential retail distribution partners to have the units installed in their stores. The Company believes that market acceptance by potential retail distribution partners will be dependent on its ability to demonstrate the utility of the Coinstar unit as a customer service and as a means to provide other tangible benefits, including increased customer traffic and the promotion of store sales or service. There can be no assurance, however, that potential retail distribution partners will be willing to place Coinstar units in their locations or that, once installed, Coinstar units will obtain market acceptance from consumers. Market acceptance and the Company's revenues may also be affected by the availability and success of coin processing services offered by competitors. In the event the Company's service does not achieve market acceptance or does so less rapidly than expected or the Company's contracts with one or more of its retail distribution partners is terminated, the Company and its results of operations, including its ability to achieve sufficient cash flow to service its indebtedness and achieve profitability, will be materially adversely affected. Moreover, the Company intends to increase its deployment of Coinstar units in the international market. However, the Company has not entered certain international markets or fully penetrated other such markets and there can be no assurance that initial or further deployment in such markets would be successful.

    POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS. The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the quarter ended June 30, 1998, Coinstar units in service in two supermarket chains accounted for approximately 35.6% of the Company's revenue. The units in service in these two chains, Fred Meyer and Kroger, accounted for approximately 16.7% and 18.9%, respectively, of the Company's revenue in 1998. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    INTRODUCTION OF NEW COIN COUNTING TECHNOLOGY. The Company has invented and is in the process of introducing new proprietary coin counting technology that is capable of being used in the Coinstar units. The new coin counting component is manufactured by SeaMed Corporation ("SeaMed"). The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently, Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are still effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. The Company will continue to attempt to settle this dispute amicably with Scan Coin. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    The Company still requires spare parts for the Scan Coin supplied coin counters. The Company believes, if all pending parts orders from Scan Coin are received, that it currently has enough parts to meet demand through the end of 1998. However, there can be no assurance the dispute with Scan Coin will not effect Scan Coin's decision to fill such orders or others in the future. The Company believes it can purchase many of these parts from third party suppliers. However, there can be no assurance that the Company will be able to source all necessary parts from outside suppliers for the Scan Coin coin counters on a timely basis, if at all. Failure to secure necessary parts on a timely basis may result in a slowdown of installations, or in machine downtime.

    There can be no assurance that the transition to the Company's proprietary coin counting technology will proceed on schedule, or that there will be no conversion problems. The coin counter is a complex mechanical and electronic device that is difficult to manufacture. In addition, implementation of the new device will require the distribution of parts, the retraining of Company personnel, and the retraining of third party personnel that help service the Coinstar units. There can be no assurance that these tasks can be completed without delay, nor can there be any assurance that SeaMed will be able to produce the device in the required quantities or in a timely manner. Any such delay or problems may result in machine downtime, or a delay, or cessation of installations for an indeterminate period, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors Reliance on Third Party Manufacturers and Service Providers".

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

    During the second quarter of 1998, the Company began to disburse proceeds for the initial public offering. Offering proceeds were used as follows: (i) approximately $5.9 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) approximately $300,000 for product research and development to enhance the Coinstar unit and the coin processing network; and (iii) approximately $300,000 for general corporate purposes.

    The remaining net proceeds have been invested in short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on June 4, 1998. The stockholders voted as follows:

    The stockholders elected each of the two nominees for director to hold office until the 2001 Annual Meeting of Stockholders. The elected directors and the votes cast in favor and withheld for each are as follows:

                                                                   VOTES IN
                                                                     FAVOR      VOTES WITHHELD
                                                                 -------------  ---------------
Jens H. Molbak.................................................    12,509,858         16,853
William D. Ruckelshaus.........................................    12,510,180         16,531

    Directors continuing in office are as follows:

                                                                                   UNTIL ANNUAL
                                                                                    MEETING OF
                                                                                   SHAREHOLDERS
                                                                                  ---------------
David E. Stitt..................................................................          1999
Ronald A. Weinstein.............................................................          1999
George H. Clute.................................................................          2000
Larry A. Hodges.................................................................          2000

    The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company with 11,959,407 votes in favor, 564,485 votes against and 2,819 abstentions.

ITEM 5. OTHER INFORMATION

    Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of Stockholders must provide specified information to the Company between 60 and 90 days prior to the first anniversary of the 1998 Annual Meeting of Stockholders, which was held on June 4, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT
 NUMBER    DESCRIPTION OF DOCUMENT
--------   ----------------------------------------------------------------------

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

   4.7(1)  Warrant Registration Rights Agreement between Registrant and Smith
           Barney Inc. dated October 22, 1996.

   4.8(1)  Specimen 13% Senior Discount Note Due 2006

  10.1(1)  Registrant's 1997 Equity Incentive Plan.

  10.2(1)  Registrant's 1997 Employee Stock Purchase Plan.

  10.3(1)  Registrant's 1997 Non-Employee Directors' Stock Option Plan.

EXHIBIT
 NUMBER    DESCRIPTION OF DOCUMENT
--------   ----------------------------------------------------------------------
  10.4(1)  Form of Indemnity Agreement between the Registrant and its executive officers and directors.

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

  10.10 Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

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

                                COINSTAR, INC.
                                (Registrant)

                                            /s/ KIRK A. COLLAMER
                                ---------------------------------------------
                                              Kirk A. Collamer
Date: August 13, 1998            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION OF DOCUMENT
------    ----------------------------------------------------------------------
  3.1 (1) Amended and Restated Certificate of Incorporation of the Registrant in
            effect after the closing of the Initial Public Offering.
  3.2 (1) Amended and Restated Bylaws of the Registrant.
  4.1     Reference is made to Exhibits 3.1 through 3.2.
  4.2 (1) Specimen Stock Certificate.
  4.3 (1) Second Amended and Restated Investor Rights Agreement, dated August
            27, 1996, between the Registrant and certain investors, as amended
            October 22, 1996.
  4.4 (1) Indenture between Registrant and The Bank of New York dated October 1,
            1996.
  4.5 (1) Warrant Agreement between Registrant and The Bank of New York dated
            October 22, 1996.
  4.6 (1) Notes Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.7 (1) Warrant Registration Rights Agreement between Registrant and Smith
            Barney Inc. dated October 22, 1996.
  4.8 (1) Specimen 13% Senior Discount Note Due 2006
 10.1 (1) Registrant's 1997 Equity Incentive Plan.
 10.2 (1) Registrant's 1997 Employee Stock Purchase Plan.
 10.3 (1) Registrant's 1997 Non-Employee Directors' Stock Option Plan.
 10.4 (1) Form of Indemnity Agreement between the Registrant and its executive officers and directors.
 10.5 (1) Series E Preferred Stock and Warrant Purchase Agreement between
            Registrant and Acorn Ventures, Inc., dated August 27, 1996.
 10.6 (1) Office Building Lease between Registrant and Factoria Heights dated
            June 1, 1994, as amended on January 24, 1997.
 10.7 (1) Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
            1997.
 10.8 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.9 (1) Lease agreement between Registrant and Spieker Properties, L.P. dated
            January 29, 1997.
 10.10    Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.
 10.11+(1) Letter of Intent between Registrant and Scan Coin AB dated March 5,
            1997.
 10.12+(1) Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
 10.13(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
            October 22, 1996.
 11.1     Computation of Earnings Per Share.
 27.1     Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.