Form 10-Q
period 1998-09-30
COINSTAR INC
filed 1998-11-13
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22555

                            ------------------------

                                 COINSTAR, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                 94-3156448
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

   1800 114TH AVENUE SE, BELLEVUE,
              WASHINGTON                                  98004
   (Address of principal executive                      (Zip Code)
               offices)

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

                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT OCTOBER 31, 1998
    Common Stock, $0.001 par value                      15,215,092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

                                   FORM 10-Q

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets as of September 30, 1998
          (unaudited) and December 31, 1997.........................      3

        Consolidated Statements of Operations for the nine and three month periods ended September 30, 1998 and 1997
          (unaudited)...............................................      4

        Consolidated Statement of Stockholders' Equity (Deficit) for
          the nine month period ended September 30, 1998
          (unaudited)...............................................      5

        Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 1998 and 1997 (unaudited).....      6

        Notes to Consolidated Financial Statements for the nine
          month periods ended September 30, 1998 and 1997...........      7

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...........................................     26

Item 2. Changes in Securities and Use of Proceeds...................     26

Item 5. Other Information...........................................     26

Item 6. Exhibits and Reports on Form 8-K............................     29

SIGNATURES..........................................................     31

EXHIBIT INDEX.......................................................     32

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1998            1997
                                                     -------------   ------------
                                                      (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................  $  28,496,297   $ 20,199,914
  Short-term investments available for sale........     12,663,841     36,603,474
  Prepaid expenses and other current assets........      1,264,739      1,021,349
                                                     -------------   ------------
    Total current assets...........................     42,424,877     57,824,737
PROPERTY AND EQUIPMENT
  Coinstar units...................................     69,161,438     51,002,230
  Computers........................................      3,053,106      2,792,326
  Office furniture and equipment...................      1,181,889      1,153,974
  Leased vehicles..................................      1,564,562      1,014,873
  Leasehold improvements...........................        437,593        366,090
  Coinstar components..............................         48,935        110,024
                                                     -------------   ------------
                                                        75,447,523     56,439,517
  Accumulated depreciation.........................    (22,696,575)   (13,511,235)
                                                     -------------   ------------
                                                        52,750,948     42,928,282
OTHER ASSETS.......................................      2,543,800      2,792,875
                                                     -------------   ------------
TOTAL..............................................  $  97,719,625   $103,545,894
                                                     -------------   ------------
                                                     -------------   ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable.................................  $   3,565,599   $  3,238,069
  Accrued liabilities..............................     23,832,805     18,253,065
  Current portion of long-term debt and capital
    lease obligations..............................      1,761,596      1,612,451
                                                     -------------   ------------
    Total current liabilities......................     29,160,000     23,103,585
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.......     83,933,696     77,333,005
COMMITMENTS AND CONTINGENCIES (Notes 3 & 4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock.....................................     61,855,991     61,039,848
  Contributed capital for warrants.................        513,584        513,584
  Accumulated deficit..............................    (77,743,646)   (58,444,128)
                                                     -------------   ------------
    Total stockholders equity (deficit)............    (15,374,071)     3,109,304
                                                     -------------   ------------
TOTAL..............................................  $  97,719,625   $103,545,984
                                                     -------------   ------------
                                                     -------------   ------------

                 See notes to consolidated financial statements

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                     NINE MONTH PERIODS ENDED   THREE MONTH PERIODS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                    --------------------------  -------------------------
                                                        1998          1997          1998         1997
                                                    ------------  ------------  ------------  -----------
REVENUE...........................................  $ 32,871,162  $ 17,050,337  $ 13,576,423  $ 7,761,755
EXPENSES:
  Direct operating................................    19,106,961    12,691,275     7,141,117    5,275,623
  Regional sales and marketing....................     2,701,062     2,399,701       930,366      797,875
  Product research and development................     3,606,286     4,717,497       867,436    1,637,201
  Selling, general, and administrative............    10,533,289     7,826,712     3,531,109    2,669,422
  Depreciation and amortization...................     9,567,959     6,139,623     3,634,837    2,297,085
                                                    ------------  ------------  ------------  -----------
Loss from operations..............................   (12,644,395)  (16,724,471)   (2,528,442)  (4,915,451)
OTHER INCOME (EXPENSE):
  Interest income.................................     1,160,937     1,730,488       273,469      710,206
  Interest expense................................    (7,989,521)   (7,258,108)   (2,757,830)  (2,499,432)
  Other Income....................................       161,671                      58,787
                                                    ------------  ------------  ------------  -----------
NET LOSS..........................................  $(19,311,308) $(22,252,091) $ (4,954,016) $(6,704,103)
                                                    ------------  ------------  ------------  -----------
  Net loss per share, basic and diluted...........  $      (1.28) $      (1.96) $      (0.33) $     (0.47)
                                                    ------------  ------------  ------------  -----------
  Weighted average shares outstanding, basic and
    diluted.......................................    15,128,270    11,370,787    15,187,244   14,199,582
                                                    ------------  ------------  ------------  -----------
                                                    ------------  ------------  ------------  -----------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                                               WARRANTS
                                                          COMMON STOCK        -----------
                                                    ------------------------  CONTRIBUTED   ACCUMULATED
                                                      SHARES       AMOUNT     FOR CAPITAL     DEFICIT        TOTAL
                                                    -----------  -----------  -----------   ------------  ------------
BALANCE, January 1, 1998..........................   15,034,629  $61,039,848   $513,584     $(58,444,128) $  3,109,304
Issuance of shares under employee stock purchase
  plan............................................       98,239      738,968                                   738,968
Exercise of stock options.........................       78,006       40,550                                    40,550
Non-cash stock-based compensation.................        4,218       36,625                                    36,625
Unrealized gain on short-term investments
  available for sale..............................                                                11,924        11,924
Unrealized loss on foreign currency translation...                                                  (134)         (134)
Net loss..........................................                                           (19,311,308)  (19,311,308)
                                                    -----------  -----------  -----------   ------------  ------------
BALANCE, September 30, 1998.......................   15,215,092  $61,855,991   $513,584     $(77,743,646) $(15,374,071)
                                                    -----------  -----------  -----------   ------------  ------------
                                                    -----------  -----------  -----------   ------------  ------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      FOR THE NINE MONTH PERIODS
                                                         ENDED SEPTEMBER 30,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------
OPERATING ACTIVITIES:
Net loss............................................  $(19,311,308) $(22,252,091)
Adjustments to reconcile net loss to net cash used
  by operating activities:
  Depreciation and amortization.....................     9,397,861     6,139,623
  Debt discount amortization........................     7,615,632     6,781,166
  Accrued investment income.........................       428,949      (338,627)
  Non-cash stock-based compensation.................        36,625       --
  Unrealized gain on cash equivalents...............         5,572       --
  Unrealized loss on foreign currency...............          (134)      --
  Cash provided (used) by changes in operating
    assets and liabilities:
    Prepaid expenses and other current assets.......      (243,390)     (520,125)
    Other assets....................................         2,592      (477,784)
    Accounts payable................................       327,530     2,187,017
    Accrued liabilities.............................     5,601,777     8,224,676
                                                      ------------  ------------
Net cash provided/(used) by operating activities....     3,861,706      (256,145)
INVESTING ACTIVITIES:
Purchase of short-term investments..................   (24,258,982)  (28,260,720)
Sale of short-term investments......................    47,776,019    32,007,105
Purchase of fixed assets............................   (18,582,947)  (23,432,182)
Proceeds from sale of equipment.....................         2,247       --
                                                      ------------  ------------
Net cash provided/(used) by investing activities....     4,936,337   (19,685,797)
FINANCING ACTIVITIES:
Principal payments on long-term debt................    (1,281,178)     (662,220)
Net proceeds from issuance of common stock..........                  28,042,873
Proceeds from exercise of stock options and employee
  stock purchase plan...............................       779,518        77,481
Contributed capital for warrants....................       --          1,262,275
                                                      ------------  ------------
Net cash provided/(used) by financing activities....  $   (501,660) $ 28,720,409
                                                      ------------  ------------
INCREASE IN CASH AND CASH EQUIVALENTS...............  $  8,296,383  $  8,778,467
CASH AND CASH EQUIVALENTS:
  Beginning of period...............................  $ 20,199,914  $ 23,867,763
                                                      ------------  ------------
  End of period.....................................  $ 28,496,297  $ 32,646,230
                                                      ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..........  $    384,814  $    511,674
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
  ACTIVITIES:
  Purchase of vehicles financed by capital lease
    obligation......................................  $    435,176  $    640,357

                See notes to consolidated financial statements.

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

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

    These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1997 filed with the SEC. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effects of this Standard, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

NOTE 2: LETTERS OF CREDIT

    As of September 30, 1998 the Company had outstanding secured irrevocable letters of credit with a bank which totaled $3.7 million. These letters of credit, which expire between December 1998 and June 1999, collateralize the Company's obligations to third parties. As of September 30, 1998, no amounts were outstanding under these letters of credit.

                                 COINSTAR, INC.
                                 AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NOTE 3: LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB ("Scan Coin"). The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998, the Company added its most recently issued patent to the pending litigation by agreement of the parties. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

NOTE 4: NEW COIN COUNTING TECHNOLOGY

    The Company has invented and introduced new proprietary coin counting technology that is capable of being used in the Coinstar units. The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements, would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. On September 8, 1998 Scan Coin informed the Company that the Company was in breach of the original agreement and that the Company had thirty (30) days to cure the default. Scan Coin also restated its claim to certain intellectual property owned by the Company. The Company responded on September 16, 1998 indicating that the Company repudiates all claims made by Scan Coin in its letter. The Company will continue to attempt to settle this dispute amicably with Scan Coin.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE COMPANY, ITS BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" HEREIN AND IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AND QUARTERLY REPORTS ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND SIX MONTHS ENDED JUNE 30, 1998. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT THE COMPANY'S BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of September 30, 1998 had an installed base of 4,437 units located in supermarkets, financial institutions and mass merchants in 57 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $77.7 million as of September 30, 1998. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur operating losses in the future. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and, in October 1996, the sale of the Company's 13% Senior Subordinated Discount Notes due at maturity in 2006 (the "Notes") for net proceeds of $62.9 million, and the Company's initial public offering of 3.0 million shares of Common Stock for net proceeds of $28.4 million.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 33 states across the country. The Company generates revenues based on a processing fee, generally 7.5%, charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness levels of the service increases, driving initial trial and repeat usage for the service. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of mature units increases.

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

    Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, and retail operations support. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. The Company believes that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch the Coinstar service in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit sustaining engineering and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

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

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

    REVENUE

    Revenue increased to $13.6 million in the three month period ended September 30, 1998 from $7.8 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the three month period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,437 as of September 30, 1998 from 2,735 units as of September 30, 1997. During the third quarter of 1998,

405 units were installed compared to 400 for the same period in 1997. The dollar value of coins processed in the third quarter of 1998 increased to $181.0 million compared to $103.4 million in the comparable 1997 period.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $7.1 million in the three month period ended September 30, 1998 from $5.3 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's growth and its expansion into 8 new regions as of September 30, 1998. Direct operating expense as a percentage of revenue decreased to 52.6% for the three month period ended September 30, 1998 from 68.0% in the comparable 1997 period. The Company anticipates that direct operating expense will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are expected to decrease as (i) coin pickup and processing cost economies from regional densities and alternate coin pickup methods are realized, (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets, and (iii) the Company integrates its new coin counting technology into the network, which is expected to increase the productivity of the Company's field service organization.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expense increased to $930,000 in the three month period ended September 30, 1998 from $798,000 in the comparable 1997 period. This increase was primarily attributable to the expanded number of regions served by the Coinstar network and an increase in the use of television advertising to stimulate awareness and trial of the Coinstar service. In addition, as a percentage of revenue, the Company expects regional sales and marketing costs to decrease over the year ending 1998 compared with the year ending 1997.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $867,000 in the three month period ended September 30, 1998 compared to $1.6 million in the comparable 1997 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology. While the Company currently expenses all product research and development costs, a portion may be capitalized in the future.

    SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expense increased to $3.5 million in the three month period ended September 30, 1998 from $2.7 million in the comparable 1997 period. The principal component of such expenses was personnel compensation and the period-to-period increase reflects an investment in higher staffing levels to support the Company's rapid growth and expansion.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $3.6 million in the three month period ended September 30, 1998 from $2.3 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    The Company generated other income of $59,000 in the three month period ended September 30, 1998 due to the subleasing of excess office space. The Company expects to maintain this income source until the year 2000, as this sublease agreement has a two year term.

    Interest income decreased to $273,000 in the three month period ended September 30, 1998 from $710,000 in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $2.8 million in the three month period ended September 30, 1998 from $2.5 million in the comparable 1997 period. The increase was primarily due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased to $5.0 million in the three month period ended September 30, 1998 from $6.7 million in the comparable 1997 period. The decrease in the net loss primarily was due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the improvement in net income reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    REVENUE

    Revenue increased to $32.9 million in the first nine months of 1998 from $17.1 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the 1998 period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,437 as of September 30, 1998 from 2,735 units as of September 30, 1997. The dollar value of coins processed increased to $437.5 million during the 1998 period from $226.8 million in the comparable 1997 period.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $19.1 million in the first nine months of 1998 from $12.7 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs, as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 17 new regional markets as of September 30, 1998. Direct operating expenses as a percentage of revenue decreased to 58.1% in the 1998 period from 74.4% in the comparable 1997 period. The Company anticipates that direct operating expenses will continue to increase as the number of installed units increases. However, direct operating expenses as a percentage of revenue are anticipated to decrease as (i) coin pickup and processing cost economies from regional densities and alternate coin pick-up methods are realized, (ii) field service expenses decrease as a percentage of revenue as the Company increases its density in its existing markets, and (iii) the Company integrates its new coin counting technology into the network, which is expected to increase the productivity of the Company's field service organization.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $2.7 million in the first nine months of 1998 from $2.4 million in the comparable 1997 period. The increase in regional marketing expense was the result of an increased level of television advertising, offset partially by a decrease in new market launches and promotional activity. In addition, as a percentage of revenue, the Company expects regional sales and marketing costs to decrease over the year ending December 31, 1998 compared with the year ended December 31, 1997.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $3.6 million in the first nine months of 1998 from $4.7 million in the comparable 1997 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology. While the Company currently expenses all product research and development costs, a portion may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $10.5 million in the first nine months of 1998 from $7.8 million in the comparable 1997 period. The principal component of such expenses was personnel compensation and the period-to-period increase primarily reflects an investment in higher staffing levels to support the Company's rapid growth and expansion.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $9.6 million in the first nine months of 1998 from $6.1 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    The Company generated other income of $162,000 in the nine month period ended September 30, 1998 due to the subleasing of excess office space. The Company expects to maintain this income source until the year 2000, as this sublease agreement has a two year term.

    Interest income decreased to $1.2 million in the nine month period ended September 30, 1998 from $1.7 million in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $8.0 million in the nine month period ended September 30, 1998 from $7.3 million in the comparable 1997 period. The increase was primarily due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased to $19.3 million in the first nine months of 1998 from $22.3 million in the comparable 1997 period. The decrease in the net loss primarily was due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the improvement in net income reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had cash and cash equivalents of $28.5 million, short-term investments of $12.7 million and working capital of $13.3 million. Cash and cash equivalents include $19.3 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $4.0 million for the nine month period ended September 30, 1998 and net cash used was $256,000 for the comparable period in 1997. The principal source of cash was provided by depreciation, other non-cash items, an increase in accounts payable and accrued liabilities, offset by net operating losses and an increase in other prepaid expenses.

    Net cash provided by investing activities was $4.9 million for the nine month period ended September 30, 1998 and net cash used was $19.7 million for the comparable period in 1997. The primary source of cash was the normal redemption of short-term investments offset by the purchase of fixed assets and cash equivalent securities. Capital expenditures during the nine month period ended September 30, 1998 and the comparable period in 1997 were $18.6 million and $23.4 million, respectively. The majority of capital expenditures consist of the manufacturing of Coinstar units.

    Net cash used by financing activities was $502,000 for the nine month period ended September 30, 1998 and net cash provided by financing activities for the comparable period in 1997 was $28.7 million. The principal use of cash was to repay long-term debt offset by proceeds from the exercise of stock options and the employee stock purchase plan.

    As of September 30, 1998 the Company had outstanding secured irrevocable letters of credit with a bank in the amount of $3.7 million. These letters of credit, which expires between December 1998 and June 1999, collateralize the Company's obligations to third parties. As of September 30, 1998, no amounts were outstanding under the letters of credit.

    Since July 1998, the Company has received four nonbinding revolving credit proposals from third-party lenders which would provide financing to the Company for general corporate working capital and the manufacturing of additional Coinstar units. These proposals would provide between $15.0 and $40.0 million in revolving credit for up to a three year period at a floating rate of interest and be secured by certain Company assets. The Company is in the process of evaluating these proposals and continues to explore other financing facilities to determine which would be the most appropriate to meet the current and future liquidity requirements of the Company. The Company expects to close a credit proposal by the end of the fourth quarter of 1998.

    The Company believes existing cash equivalents, short-term investments, and the consummation of a credit proposal will be sufficient to fund its cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate for at least the next twelve months. The extent of additional financing needed will depend on the success of the Company's business. If the Company significantly increases installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, the Company's cash needs will be increased. The Company's future capital requirements will depend on a number of factors, including the timing and number of unit installations, the type and scope of service enhancements, the level of market acceptance of the Company's service and the feasibility of international expansion. In addition, beginning in April 2000, the Company will have debt service obligations under the Notes that were issued in October 1996 of over $12 million per year, in equal semi-annual payments, until October 2006, at which time the principal amount of the Notes ($95.0 million) will be due. See "Risk Factors Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results; and Substantial Leverage and Ability to Service Debt."

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

                                                                      THREE MONTH PERIODS ENDED
                                                         ---------------------------------------------------
                                                         SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                                                             1998          1998       1998          1997
                                                         -------------   --------   ---------   ------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT
                                                                                DATA)
Statements of Operations Data:
Revenue................................................    $ 13,576      $ 10,472   $  8,823      $  7,957
Expenses:
  Direct operating.....................................       7,141         6,142      5,823         5,208
  Regional sales and marketing.........................         930           854        917           689
  Product research and development.....................         867         1,329      1,410         1,644
  Selling, general and administrative..................       3,531         3,726      3,276         3,252
  Depreciation and amortization........................       3,635         3,120      2,813         2,539
Loss from operations...................................    $ (2,528)     $ (4,699)  $ (5,416)     $ (5,375)

Other Data:
Number of new Coinstar units installed during the
  period...............................................         405           501        327           469
Installed base of Coinstar units at end of period......       4,437         4,032      3,531         3,204
Average age of network for the period (months).........        15.8          14.8       13.4          11.7
Number of regional markets.............................          57            49         42            40
Dollar value of coins processed........................    $180,600      $139,227   $117,298      $105,692
Direct contribution(1).................................    $  6,435      $  4,330   $  3,000      $  2,749
Annualized revenue per average installed unit(2).......    $ 12,703      $ 11,195   $ 10,597      $ 10,907
Annualized direct contribution per average installed
  unit(1)(2)...........................................    $  6,021      $  4,568   $  3,601      $  3,768
International development costs (3)....................    $    116      $    241   $     28

                                                         SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,
                                                             1997          1997       1997          1996
                                                         -------------   --------   ---------   ------------
Statements of Operations Data:
Revenue................................................    $  7,762      $ 5,294     $ 3,995      $ 3,349
Expenses:
  Direct operating.....................................       5,276        3,966       3,450        2,940
  Regional sales and marketing.........................         798          972         630          494
  Product research and development.....................       1,637        1,640       1,441        1,533
  Selling, general and administrative..................       2,669        2,630       2,528        1,987
  Depreciation and amortization........................       2,297        2,158       1,684        1,741
Loss from operations...................................    $ (4,915)     $(6,072)    $(5,738)     $(5,346)
Other Data:
Number of new Coinstar units installed during the
  period...............................................         400          406         428          292
Installed base of Coinstar units at end of period......       2,735        2,335       1,929        1,501
Average age of network for the period (months).........        10.6          9.3         8.3          7.0
Number of regional markets.............................          35           33          27           23
Dollar value of coins processed........................    $103,442      $70,626     $52,724      $44,841
Direct contribution(1).................................    $  2,486      $ 1,328     $   545      $   409
Annualized revenue per average installed unit(2).......    $ 12,284      $ 9,939     $ 9,433      $ 9,623
Annualized direct contribution per average installed
  unit(1)(2)...........................................    $  3,935      $ 2,494     $ 1,287      $ 1,175
International development costs (3)....................

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

    Quarterly losses from operations during the periods presented were the result of higher direct operating expenses associated with the significant increase in the Company's installed base, higher depreciation and amortization expense from the expansion of the installed base and the significantly higher level of systems infrastructure and management personnel to support the Company's accelerated growth. The Company expects to continue to incur substantial operating losses from operations as the Company continues to increase its installed base of Coinstar units.

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

    The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," on March 4, 1998. This SOP is effective for the Company's fiscal year ending December 31, 1999 and requires certain of the Company's product research and development expenses related to development of software for internal use to be capitalized. The Company is currently evaluating the effects of this SOP, and management is uncertain as to the impact of its adoption on the financial statements, taken as a whole.

    Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were also recently issued and are effective for the Company's fiscal year ending December 31, 1998. The Company is currently evaluating the effects of these Standards, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effects of this Standard, however, management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

EFFECTS OF YEAR 2000 ON THE COMPUTER PROGRAMS AND SYSTEMS

    Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications for its coin processing machines and to manage and monitor its accounting and administrative functions ("Internal Operating Systems"). Such failure or malfunction could cause disruption of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, the Company's retail distribution partners, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. Failure or malfunction of the Company's retail distribution partner's, suppliers or service providers which could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow service to its indebtedness.

    During the second and third quarters of 1998, the Company undertook a program to identify, test, and evaluate the Internal Operating Systems to determine the impact of the year 2000 on these systems. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the Internal Operating Systems, the Company does not believe its computer systems or applications currently in use will be materially adversely affected by the upcoming change in century.

    The Company is in the process of assessing the impact of the year 2000 on its retail distribution partners, suppliers, and service providers. The Company expects to complete the review of these customers and providers by the end of the first quarter 1999. As the Company completes the review, management will be able to identify and understand the risks that exist and the remedial actions the Company may need to take to minimize those risks.

    To date, the Company has not incurred any material costs associated with the review of its internal systems. The Company does not expect any material costs will be incurred to complete its review of retail distribution partner, suppliers, or service providers.

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

    HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES. The Company has incurred substantial and increasing operating losses since inception in 1991. The Company's net loss for 1996, 1997 and the nine month period ended September 30, 1998 was $16.0 million, $29.6 million and $19.3 million, respectively. As of September 30, 1998, the Company had an accumulated deficit of $77.7 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur operating losses and negative cash flow from operating and investing activities as it continues to increase its installed base of Coinstar units.

    LIMITED OPERATING HISTORY. After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 94% of the installed base in 1996, 1997, and the nine month period ended September 30, 1998. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company had outstanding indebtedness as of September 30, 1998 of $85.7 million, which included $83.0 million of the Notes. The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company will at any time have sufficient resources to meet its debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    COMPETITION. The Company believes that it is the first company to provide a widespread network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company has become aware of two direct competitors that operate self-service coin processing machines, both of which the Company believes operate an installed base of less than 150 units in certain regions of the United States. There can be no assurance, however, that such competitors have not or will not increase their installed base of units or expand their service nationwide. The Company also competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. Moreover, the Company may face direct competition from Scan Coin, or other third parties to whom Scan Coin may sell its coin counting device, as a result of the Company's intention to discontinue its supply arrangement with Scan Coin. See "Risk Factors-Introduction of New Coin Counting Technology." There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS. The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the quarter ended September 30, 1998, Coinstar units in service in two supermarket chains accounted for approximately 38.5% of the Company's revenue. The units in service in these two chains, Fred Meyer Inc. and The Kroger Co., accounted for approximately 19.9% and 18.6%, respectively, of the Company's revenue in 1998. On October 19, 1998, The Kroger Co. and Fred Meyer Inc. announced that they entered into a definitive merger agreement. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    INTRODUCTION OF NEW COIN COUNTING TECHNOLOGY. The Company has invented and is in the process of introducing new proprietary coin counting technology that is capable of being used in the Coinstar units. The new coin counting component is manufactured by SeaMed Corporation ("SeaMed"). The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently, Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are still effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. On September 8, 1998, Scan Coin informed the Company that the Company was in breach of the original agreement and that the Company had thirty (30) days to cure the default. Scan Coin also restated its claim to certain intellectual property owned by the Company. The Company responded on September 16, 1998 indicating that the Company repudiates all claims made by Scan Coin in its letter. The Company will continue to attempt to settle this dispute amicably with Scan Coin. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    The Company relies on third-party service providers for substantial support and service efforts that the Company currently does not provide directly. In particular, the Company contracts with armored carriers and other third party providers to arrange for the pick-up, processing and deposit of coins. The Company generally contracts with one armored carrier to service a particular region. Many of these carriers do not have long-standing relationships with the Company and these contracts generally can be terminated by either party with advance notice ranging from 30 to 90 days. In the past, the Company has experienced a sudden disruption in service from an armored carrier company. The Company does not currently have nor does it expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by the Company to maintain its existing relationships or to establish new relationships on a timely basis or on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. Moreover, as with any business that handles large volumes of cash, the Company is susceptible to theft, counterfeit and other forms of fraud, including security breaches of the Company's computing system that performs important accounting functions. There can be no assurance that the Company will be successful in developing product enhancements and new services to thwart such attempts.

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

    DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers and key employees and its long term success will depend on its ability to recruit, retain and motivate highly skilled personnel. All of the Company's executive officers and employees are employed on an at-will basis. The loss of the services of any of these executive officers or other key employees or the inability to attract and retain necessary technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition and results of operation and on its ability to achieve sufficient cash flow to service its indebtedness. Presently, the Company maintains a "key man" life insurance policy on the Chief Executive Officer in the amount of $2.0 million.

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. In October 1996, April 1997, May 1998, and September 1998, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013, April 2014, May 2015, and April 2014 respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. No assurance can be given that any patents from any pending patent applications or from any future patent applications will be issued, that any of the Company's patents will be held valid if subsequently challenged or that others will not claim rights in or ownership of the patents and other proprietary rights held by the Company. Moreover, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies.

    On June 18, 1997, the Company filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998 the Company added its most recently issued patent to the pending litigation by agreement of the parties. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope or found to be invalid.

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

    UNCERTAINTY OF EFFECTS OF YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS. Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications for its coin processing machines and to manage and monitor its accounting and administrative functions. Such failure or malfunction could cause disruptions of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, the Company's retail distribution partners, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not made an assessment as to whether any of its retail distribution partners, suppliers or service providers will be so affected. Failure or malfunction of the Company's software or that of its retail distribution partners, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow service to its indebtedness.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On June 18, 1997, the Company filed in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc. ("CoinBank"), one of its competitors, a complaint for infringement of one of the Company's United States patents (the "Patent Infringement Claim"). On June 27, 1997, CoinBank answered the Patent Infringement Claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of the subject patent, and filed a claim for breach of warranty against Scan Coin AB. The claim against Scan Coin AB has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that certain of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998, the Company added its most recently patent issued to the pending litigation by agreement of the parties. There can be no assurance that the Company will prevail in such Patent Infringement Claim or on any claim that may be filed by CoinBank against the Company, or that as a result of such Patent Infringement Claim, the Company's patent will not be limited in scope of found to be invalid.

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

    During the second quarter of 1998, the Company began to disburse proceeds for the initial public offering. To date, offering proceeds were used as follows: (i) approximately $10.5 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) approximately $300,000 for product research and development to enhance the Coinstar unit and the coin processing network; and (iii) approximately $300,000 for general corporate purposes.

    The remaining net proceeds have been invested in short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

ITEM 5.  OTHER INFORMATION

    (A) Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 Annual Meeting of Stockholders must provide specified information to the Company between 60 and 90 days prior to the first anniversary of the 1998 Annual Meeting of Stockholders, which was held on June 4, 1998 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

    (B) On November 12, 1998 the Company's Board of Directors approved the adoption of a Share Purchase Rights Plan (the "Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $.001 per share (the "Common Shares"), of the Company. The dividend is payable on November 30, 1998 (the "Record

Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $45 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one-hundredth Preferred Share has designations and powers, preferences and rights, and the qualifications, limitations and restrictions which make its value approximately equal to the value of a Common Share. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of November 12, 1998 entered into between the Company and American Securities Transfer & Trust, Inc., as Rights Agent (the "Rights Agent").

    Initially, the Rights will be evidenced by the stock certificates representing the Common Shares then outstanding, and no separate Right Certificates, as defined, will be distributed. Until the earlier to occur of (i) the date of a public announcement that a person, entity or group of affiliated or associated persons have acquired beneficial ownership of 20% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate with or without a copy of the Summary of Rights, which is included in the Rights Agreement as Exhibit C thereof (the "Summary of Rights").

    Until the Distribution Date, the Rights will be transferable with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender or transfer of any certificates for Common Shares outstanding as of the Record Date, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the Rights.

    The Rights are not exercisable until the Distribution Date. The Rights will expire on November 12, 2008 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

    The Purchase Price payable, and the number of Preferred Shares or other securities or other property, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above). The exercise of Rights for Preferred Shares is at all times subject to the availability of a sufficient number of authorized but unissued Preferred Shares.

    The number of outstanding Rights and the number of one one-hundredths of a Preferred Share issuable upon exercise of each Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidations or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.

    Preferred Shares purchasable upon exercise of the Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 100 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares would be entitled to a minimum preferential liquidation payment of $100 per share, but would be entitled to receive an aggregate payment equal to 100 times the payment made per Common Share. Each Preferred Share will have 100 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 100 times the amount of consideration received per Common Share. These rights are protected by customary anti-dilution provisions. Because of the nature of the Preferred Shares' dividend and liquidation rights, the value of one one-hundredth of a Preferred Share should approximate the value of one Common Share. The Preferred Shares would rank junior to any other series of the Company's preferred stock.

    In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, proper provision shall be made so that each holder of a Right, other than Rights beneficially owned by the Acquiring Person and its associates and affiliates (which will thereafter be void), will for a 60-day period have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Shares, cash, debt, stock or a combination thereof in exchange for the Rights). This right will terminate 60 days after the date on which the Rights become nonredeemable (as described below), unless there is an injunction or similar obstacle to exercise of the Rights, in which event this right will terminate 60 days after the date on which the Rights again become exercisable.

    Generally, under the Plan, an "Acquiring Person" shall not be deemed to include (i) the Company, (ii) a subsidiary of the Company, (iii) any employee benefit or compensation plan of the Company, or (iv) any entity holding Common Shares for or pursuant to the terms of any such employee benefit or compensation plan. In addition, except under limited circumstances, no person or entity shall become an Acquiring Person as the result of the acquisition of Common Shares by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by such person or entity to 20% or more of the Common Shares then outstanding. Further, except under certain circumstances, no person shall become an Acquiring Person due to the acquisition of Common Shares directly from the Company.

    In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates or certain other persons in which such persons have an interest, proper provision will be made so that each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

    At any time after an Acquiring Person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share, or one one-hundredth of a Preferred Share, per Right (or, at the election of the Company, the Company may issue cash, debt, stock or a combination thereof in exchange for the Rights), subject to adjustment.

    With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of the number of one one-hundredths of a Preferred Share issuable upon the exercise of one Right, which may, at the election of the Company, be evidenced by depository receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

    At any time prior to the earlier of (i) the day of the first public announcement that a person has become an Acquiring Person or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.001 per Right (the "Redemption Price"). Following the expiration of the above periods, the Rights become nonredeemable. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

    The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that from and after such time as the rights are distributed no such amendment may adversely affect the interest of the holders of the Rights excluding the interests of an Acquiring Person.

    Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

    The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at $.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 20% or more of the Common Shares or (ii) the final expiration date of the rights.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

 EXHIBIT
 NUMBER      DESCRIPTION OF DOCUMENT
---------    -----------------------------------------------------------------
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

 4.5(1)      Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.

 4.6(1)      Notes Registration Rights Agreement between Registrant and Smith
               Barney Inc. dated October 22, 1996.

 4.7(1)      Warrant Registration Rights Agreement between Registrant and
               Smith Barney Inc. dated October 22, 1996.

 4.8(1)      Specimen 13% Senior Discount Note Due 2006

 4.9         Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

 4.10        Registrant's Certificate of Designation of Series A Preferred
               Stock
               Reference is made to Exhibit A of Exhibit 4.9

 EXHIBIT
 NUMBER      DESCRIPTION OF DOCUMENT
---------    -----------------------------------------------------------------
 4.11        Form of Rights Certificate
               Reference is made to Exhibit B of Exhibit 4.9

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

10.6(1)      Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.

10.7(1)      Sublease between Registrant and Maruyama U.S., Inc. dated January
               15, 1997.

10.8(1)      Lease agreement between Registrant and Spieker Properties, L.P.
               dated January 29, 1997.

10.9(1)      Lease agreement between Registrant and Spieker Properties, L.P.
               dated January 29, 1997.

10.10(2)     Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

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

11.1         Computation of Earnings Per Share.

27.1         Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COINSTAR, INC.
                                          (Registrant)

Date: November 13, 1998                            /s/ KIRK A. COLLAMER
                                          --------------------------------------
                                                     Kirk A. Collamer
                                            VICE PRESIDENT AND CHIEF FINANCIAL
                                                         OFFICER

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER      DESCRIPTION OF DOCUMENT
---------    -----------------------------------------------------------------
 3.1(1)      Amended and Restated Certificate of Incorporation of the
               Registrant in effect after the closing of the Initial Public
               Offering.
 3.2(1)      Amended and Restated Bylaws of the Registrant.
 4.1         Reference is made to Exhibits 3.1 through 3.2.
 4.2(1)      Specimen Stock Certificate.
 4.3(1)      Second Amended and Restated Investor Rights Agreement, dated
               August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
 4.4(1)      Indenture between Registrant and The Bank of New York dated
               October 1, 1996.
 4.5(1)      Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
 4.6(1)      Notes Registration Rights Agreement between Registrant and Smith
               Barney Inc. dated October 22, 1996.
 4.7(1)      Warrant Registration Rights Agreement between Registrant and
               Smith Barney Inc. dated October 22, 1996.
 4.8(1)      Specimen 13% Senior Discount Note Due 2006
 4.9         Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.
 4.10        Registrant's Certificate of Designation of Series A Preferred
               Stock
               Reference is made to Exhibit A of Exhibit 4.9
 4.11        Form of Rights Certificate
               Reference is made to Exhibit B of Exhibit 4.9
10.1(1)      Registrant's 1997 Equity Incentive Plan.
10.2(1)      Registrant's 1997 Employee Stock Purchase Plan.
10.3(1)      Registrant's 1997 Non-Employee Directors' Stock Option Plan.
10.4(1)      Form of Indemnity Agreement between the Registrant and its executive officers and directors.
10.5(1)      Series E Preferred Stock and Warrant Purchase Agreement between
               Registrant and Acorn Ventures, Inc., dated August 27, 1996.
10.6(1)      Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
10.7(1)      Sublease between Registrant and Maruyama U.S., Inc. dated January
               15, 1997.
10.8(1)      Lease agreement between Registrant and Spieker Properties, L.P.
               dated January 29, 1997.
10.9(1)      Lease agreement between Registrant and Spieker Properties, L.P.
               dated January 29, 1997.
10.10(2)     Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.
10.11+(1)    Letter of Intent between Registrant and Scan Coin AB dated March
               5, 1997.
10.12+(1)    Agreement between Registrant and Scan Coin AB dated April 30,
               1993, as amended.
10.13(1)     Purchase Agreement between Registrant and Smith Barney Inc. dated
               October 22, 1996.
11.1         Computation of Earnings Per Share.
27.1         Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.