Form 10-K405
period 1998-12-31
COINSTAR INC
filed 1999-03-31
CIK 941604

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        FROM THE TRANSITION PERIOD FROM ______________ TO ______________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/    No __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of Common Stock on February 28, 1999 as reported on the Nasdaq National Market, was approximately $242,786,691. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at February 28, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock, par value $.001 per share, was 15,415,028 on February 28, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for Registrant's 1999 Annual Meeting of Stockholders to be held June 16, 1999 are incorporated by reference in Part III of this Form 10-K.

                                   FORM 10-K
                                     INDEX

PART I
  Item 1.      Business............................................................   Page 1
  Item 2.      Properties..........................................................   Page 17
  Item 3.      Legal Proceedings...................................................   Page 17
  Item 4.      Submission of Matters to a Vote of Security Holders.................   Page 17

PART II
  Item 5.      Market for the Registrant's Common Stock and Related Stockholder
               Matters.............................................................   Page 18
  Item 6.      Selected Financial Data.............................................   Page 19
  Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................   Page 21
  Item 7a.     Quantitative and Qualitative Disclosures About Market Risk..........   Page 30
  Item 8.      Financial Statements and Supplementary Data.........................   Page 30
  Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure................................................   Page 30

PART III
  Item 10.     Directors and Executive Officers of the Registrant..................   Page 30
  Item 11.     Executive Compensation..............................................   Page 31
  Item 12.     Security Ownership of Certain Beneficial Owners and Management......   Page 31
  Item 13.     Certain Relationships and Related Transactions......................   Page 31

PART IV
  Item 14.     Exhibits, Financial Statements, Financial Statement Schedules, and
               Reports on Form 8-K.................................................   Page 32
SIGNATURES.........................................................................   Page 34

                                     PART I

ITEM 1. BUSINESS.

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

SUMMARY

    Coinstar, Inc. (the "Company") develops, owns and operates what the company believes to be the first and only national network of automated, self-service coin counting and processing machines that provide consumers with a convenient means to convert loose change into cash. The Coinstar units, located in supermarkets, financial institutions and mass merchants in 37 states across the country as of December 31, 1998, accept and count accumulated loose coins deposited by consumers and issue vouchers listing the total number, denominations and dollar value of coins processed less a processing fee charged by the Company, currently 8.9%. From January 1996 to December 1998, the Company charged a 7.5% processing fee. The vouchers are redeemable by customers at store cashiers for either credit towards retail purchases or cash, regardless of whether a purchase is made. The Company believes its service addresses a significant consumer need for a convenient and reliable coin processing method. The Coinstar service provides consumers with a means of redeeming accumulated loose coins and an alternative to manually presorting, counting and wrapping coins typically required for cash redemption at a bank. As of December 31, 1998 the network has processed coins, for a fee, worth over $1.09 billion. The Company began commercial deployment of the Coinstar network in 1994 and has increased its installations every year since. As of December 31, 1998, the Company had an installed base of 4,813 units in 58 regional markets across the United States.

    The Company believes a key competitive advantage is its significant expertise accumulated over the past six years in designing and manufacturing the Coinstar units, in developing and supporting a wide-area communications network capable of receiving and transmitting data to all Coinstar units, and in building a dedicated field service organization with the ability to rapidly deploy and service the Coinstar units. The Coinstar unit is a modularly designed, free-standing machine controlled by an internal computer connected to the Company's wide-area communications network. The network is critical to providing high availability of the Coinstar units, maintaining a high level of customer service and managing direct operating costs. The reliability of the Coinstar unit and the utilization of the communications network, in conjunction with the support of the Company's regional field service organization, have resulted in median availability of units in operation of over 98%. In addition, the network is used to distribute store-specific promotional programs such as electronic offers, coupons and advertising.

THE COINSTAR SYSTEM

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

NETWORK SYSTEM AND TECHNOLOGY

    The Company believes that the availability of current performance, configuration, and financial data through the wide-area communications network is critical to providing high availability of the Coinstar units, maintaining a high level of customer service, and managing direct operating costs. The Company also believes the establishment and development of the network functions are a significant barrier to entry for competitors. This network and associated features, which enable the Company to provide a higher level of service at a lower cost than a traditional reactive, dispatch-oriented service organization, includes the following benefits:

    - DOWNLOADABLE SOFTWARE PROGRAMS AND SYSTEMS ENHANCEMENTS. The two-way network permits headquarters to send information to each Coinstar unit, customized to the unit's location. In addition, the network is used to download new versions of application and operating system software from headquarters to the units in the field, and effect other configuration changes electronically, avoiding on-site visits by Company personnel.

    - UNIT OPERATING PERFORMANCE REPORTING. Each Coinstar unit generates daily performance and operating reports that are transmitted over the network to headquarters for consolidation and then electronically distributed via the network to the responsible field service employee.

    - ENHANCEMENT OF FIELD SERVICE PRODUCTIVITY. Performance and operating reports generated by the network are also used to better utilize field service and transportation personnel. This information is used by the Company to manage the efficiency of coin collection and transportation activities and reduce downtime resulting from full Coinstar units.

    - FINANCIAL REPORTING AND RECONCILIATION. The network allows Coinstar units to transmit key financial data and operating statistics to headquarters on a daily basis. The financial and accounting information is reconciled at the Company's headquarters with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy, speed, and control of each deposit. In addition, retail distribution partners receive weekly automated facsimile or email reports generated by the network detailing information such as transaction volumes and deposits made for each store.

    - AUTOMATED TRACKING OF COIN COLLECTION, PROCESSING AND DEPOSITS. The Company has an automated tracking system that enables the Company to track each deposit to the respective bank account of each retail distribution partner and the Company.

    The wide-area and local area networks at the Company's headquarters are coupled securely using sophisticated modern networking equipment. These scaleable networks are integrated using standard tcp/ ip networking protocols over a 100 Mbps backbone which features automatic segmentation and secure subnets via firewall and intelligent ethernet switch technology. Headquarters components of the network operate on widely available personal computers with advanced reliability features including RAID-5 storage, multi-processor configurations and clustering. The Company has built an extensive and secure intranet on top of this physical infrastructure using standard client/server tools provided by leading industry vendors. The client/server applications leverage both traditional high performance relational database management systems technology as well as novel, more flexible, discussion-oriented database technology. Certain data processing activities occur at the Coinstar unit during off-peak hours, distributing the processing load from headquarters and allowing the network of Coinstar units to grow faster than the corresponding headquarters system capacities. In the event of a network failure, however, availability of the Coinstar units and related field service would be negatively impacted until such failure was repaired, and a continued failure for a sustained period could have a material adverse effect on the Company's business, financial condition and results of operations and on the Company's ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors--Risks of Defects in Operating System."

REGIONAL FIELD SERVICE ORGANIZATION

    The Company has assembled a regional field service organization comprised of approximately 205 field service personnel and supporting employees with the primary goal of providing highly responsive service to its retail distribution partners. The field service organization is responsible for performing preventative maintenance and repairs and ensuring the efficient collection and handling of coins.

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

    TRANSPORTATION AND PROCESSING SERVICES. The Company generally contracts with third party providers to handle the transportation and processing of coins deposited in Coinstar units. The use of these contracted resources facilitates Coinstar's growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning of the Coinstar unit, transporting the coins for processing at the coin processing facilities, and depositing the coins to the Company's local depository for subsequent transfer to the respective bank accounts of retail distribution partners and the Company. See "Risk Factors--Reliance on Third Party Manufacturer and Service Providers."

    INSTALLATION PERSONNEL. Each installation is managed by an individual account manager. For a typical installation, an operations representative visits the store prior to the delivery of the Coinstar unit to coordinate with the store manager regarding the location of the Coinstar unit within the store and review site requirements. On the day of delivery, a Coinstar field service employee unpacks the unit and conducts a training and orientation session for store personnel.

    The reliability of the Coinstar unit and the utilization of the communications network, in conjunction with the support of the Company's regional field service organization, have resulted in median availability of units in operation of over 98%.

    The Company's Coinstar units, first test marketed in 1993, were in operation in 106 supermarket chains, 10 financial institutions and 2 mass merchants in 58 regional markets across the United States as of December 31, 1998. The following table sets forth key data which highlight the Company's growth:

                                                                          YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                            1994       1995        1996        1997        1998
                                                          ---------  ---------  ----------  ----------  ----------
Installed base of Coinstar units........................         48        263       1,501       3,204       4,813
Number of regional markets..............................          4         11          23          40          58
Number of full time employees...........................         35         56         160         273         284
Dollar value of coins processed (in thousands)..........  $   5,245  $  17,701  $  115,476  $  332,526  $  623,258

SALES AND MARKETING

    The Company's current sales and marketing efforts are focused on expanding the Coinstar network within the United States and generating higher coin volumes for each Coinstar unit. The Company's retail distribution partner marketing strategy is to significantly increase its penetration with existing retail distribution partners as well as to establish relationships with new retail distribution partners in the 100 largest metropolitan areas in this country. To help build market awareness and increase consumer usage, the Company's consumer marketing strategy highlights the core benefits to consumers, which the Company believes are convenience and increased disposable income.

MARKETING TO RETAIL DISTRIBUTION PARTNERS

    The Company's retail development group is responsible for increasing the installed base of Coinstar units within retail chains in the 100 largest metropolitan areas in this country. When marketing to supermarkets, the Company highlights the key benefits of its service, namely, enhancing customer service, increasing store traffic, promoting sales, reducing internal store coin handling expenses and increasing revenues.

    Generally, the Company enters into separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from one to three years and are generally terminable by either party with advance notice of at least 90 days. The Company and the retail distribution partner may also agree to certain marketing arrangements, such as promotional and public relations activities and advertising. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the year ended December 31, 1998, Coinstar units in service in two supermarket chains accounted for approximately 37.6% of the Company's revenue. The units in service in these two chains, Fred Meyer Inc. and The Kroger Co., accounted for approximately 18.7% and 18.9%, respectively, of the Company's revenue in 1998. On October 19, 1998, The Kroger Co. and Fred Meyer Inc. announced that they entered into a definitive merger agreement. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. See "Risk Factors Fluctuations in Quarterly Operating Results" and "Risk Factors--Possible Termination of Retail Distribution Partner Agreements."

MARKETING TO CONSUMERS

    Since the Company offers a new consumer service, an important element of its marketing strategy is to increase overall consumer awareness of the benefits of the service. To promote consumer awareness, the Company uses an awareness-building campaign that it believes increases dollar volumes processed by the Coinstar units.

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

PRODUCT RESEARCH AND DEVELOPMENT

    The Company spent approximately $4.7 million, $6.4 million and $4.0 million for technology, product and market research and development in 1998, 1997 and 1996, respectively. The Company presently employs approximately 41 software engineers, information technology specialists and other professional staff in these efforts and contracts with a number of specialized outside consultants for additional services. The main focus of the Company's product research and development efforts includes improvements to the operating systems and enhancements to the network to support both the continued expansion of the network and the potential addition of value-added services. See "Risk Factors--Rapid Technological Change."

MANUFACTURING AND SUPPLY

    The Company's manufacturing strategy is to utilize contract manufacturers to produce Coinstar units at a reasonable cost. The Company believes that using contract manufacturers has several advantages including decreasing capital investment in plant and equipment and working capital, the ability to leverage contract manufacturers' purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers' broad technical and process expertise. Currently, the Coinstar units are assembled under contract with a contract manufacturer in Redmond, Washington, which utilizes several subsuppliers to provide components and subassemblies. Each Coinstar unit is manufactured to the Company's proprietary designs and specifications, and all designs, documentation, tooling, specialized fixtures and test equipment are owned by the Company. Each unit is inspected and tested for quality by Company personnel prior to shipment.

    The Company has introduced and is currently installing coin-counting devices of its own proprietary design. However, most of the commercial installed Coinstar units were supplied with coin-counters developed by an over-seas manufacturer. The Company still purchases parts from this supplier, although it no longer purchases coin-counters. The Company believes, if all pending parts orders from this supplier are received, that it currently has enough parts to meet demand through 1999. See "Risk Factors-- Termination of Supplier Relationship and Risk Factors--Reliance on Third Party Manufacturer and Service Providers."

PROPRIETARY RIGHTS

    The Company has made several technological advances relating to self-service coin processing that are important to the successful operation of the Coinstar unit in a self-service environment. These advancements are implemented both mechanically and through the Company's software. These technologies enable the Coinstar unit to handle moisture, dust, lint, dirt, paper, paper clips, and other debris with infrequent clogging or malfunctioning. In October 1996, April 1997, May 1998, September 1998, and December, 1998, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013, April 2014, May 2015, April 2014, and March 2017 respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment. The Coinstar unit also has a unique printed circuit board which contains a non-volatile memory for data storage purposes. This board stores records of transactions and other significant events which can be recovered in the event of a main CPU or hard disk failure. This board also supports downloadable code to facilitate software modification.

    The Company is currently involved in pending litigation with one of its competitors, CoinBank Automated Systems Inc. In addition, a prior supplier of coin-counting equipment has challenged the Company's ownership of certain intellectual property. For further information with respect to these matters, see "Risk Factors--Uncertainty of Protection of Patents and Proprietary Rights, Risk Factors-- Termination of Supplier Relationship, and Item 3. Legal Proceedings."

COMPETITION

    The Company believes that it is the first company to provide a national network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company competes on a regional basis with several direct competitors that operate self-service coin processing machines. There can be no assurances that such competitors have not or will not substantially increase their installed units and expand their service nationwide. The Company competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses.

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

EMPLOYEES

    As of December 31, 1998, the Company had 349 employees, including 65 part-time employees. The Company has separate internal departments, including sales and marketing, operations, technology systems and engineering, and finance and administration. No employee is represented by a union, and the Company has not experienced a work stoppage. The Company believes its employee relations are good.

EXECUTIVE OFFICERS

    The executive officers of the Company, and their ages as of February 28, 1999 are as follows:

NAME                                                  AGE                              POSITION
------------------------------------------------      ---      ---------------------------------------------------------

Jens H. Molbak..................................          36   Chief Executive Officer and Director

Daniel A. Gerrity...............................          37   President and Chief Operating Officer

Kirk A. Collamer................................          46   Vice President and Chief Financial Officer

Steven M. Geiger (2)............................          41   Treasurer and Controller

Michael W. Parks (1)............................          51   Vice President of Operations

Carol Lewis (2).................................          48   Vice President of Corporate Organization and Development

Michael L. Doran (2)............................          48   Vice President of Software Technology

William W. Booth (3)............................          43   Vice President of Retail Development

Ian G. Melanson (3).............................          34   Vice President of Sales and Marketing

------------------------

(1) Mr. Parks was appointed an executive officer effective February 1, 1998.

(2) Mr. Geiger, Ms. Lewis, and Mr. Doran were appointed executive officers effective September 23, 1998.

(3) Mr. Booth and Mr. Melanson were appointed executive officers effective December 10, 1998.

EXECUTIVE OFFICERS

    JENS H. MOLBAK, the Company's Chief Executive Officer and Chairman of the Board, founded the Company in 1990. Prior to that he served two years as an analyst at Morgan Stanley & Co., Inc., an investment bank. Mr. Molbak earned his M.B.A. from Stanford University Graduate School of Business and his B.A. in Psychobiology from Yale University.

    DANIEL A. GERRITY, the Company's President and Chief Operating Officer, joined the Company in November 1993 after serving on the Company's Advisory Board since 1990. Prior to joining the Company, Mr. Gerrity was an engineering manager for Slate Corporation, an application software company, from 1990 until November 1993. Mr. Gerrity earned his M.B.A. from Stanford University Graduate School of Business, his M.S. in Computer Systems from Stanford University and his B.S. in Electrical Engineering from Stanford University.

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

    STEVEN M. GEIGER, the Company's Treasurer and Chief Accounting Officer, joined the Company in June 1996 as the Company's Director of Accounting, Controller. From January 1991 until June 1996 he served as Corporate Controller and the Director of Financial Planning and Assistant Treasurer for MIDCOM Communications, Inc., a communications services company. Mr. Geiger is a Certified Public Accountant, a Certified Management Accountant and a Certified Cash Manager. Mr. Geiger received his B.S. in Finance from the University of Washington.

    MICHAEL W. PARKS, the Company's Vice President of Operations, joined the Company in April 1994 as the Company's Director of Field Operations. From September 1993 to April 1994, Mr. Parks served as President of Seriphus Group, a consulting company he founded. Mr. Parks is a graduate of the Post-Graduate Level Banking Program at Pacific Coast Banking School at the University of Washington and holds a B.A. from Central Washington University.

    CAROL LEWIS, the Company's Vice President of Corporate Organization and Development, joined the Company in September 1996 as the Company's National Director, Philanthropic Services. From February 1994 until July 1995, she served as Executive Director of Pacific Northwest Ballet, a professional ballet company. Prior to that she served as Senior Vice President of Administration for Egghead. Ms. Lewis' prior experience includes six years as Deputy Mayor of the City of Seattle and work as a television news reporter for several Northwest stations. She has a Masters in Public Policy from the JFK School of Government at Harvard University and a B.A. from Stanford University.

    MICHAEL L. DORAN, the Company's Vice President of Software Technology, joined the Company in August 1996 as the Company's Director of Information Systems. From June 1989 to August 1996, Mr. Doran served as Senior Manager, Application Services for Snohomish Public Utility District where he directed automation planning and application development. Prior to that, he opened and managed the Oregon office of Fiserv, Inc., a national service bureau providing computer services to financial institutions and, while at US Bancorp, Inc., he managed the bank's automated teller machines and debit card automation projects. He earned his B.S. in Business Administration from Oregon State University.

    WILLIAM W. BOOTH, the Company's Vice President of Retail Development, joined the Company in April 1995 as the Company's Director of Retail Development. From April 1992 until March 1995 he served as the Senior Director, Retail Marketing Services for Catalina Marketing Corporation, a consumer marketing company. From July 1989 until March 1992 he served as Senior Accountant Executive at Citicorp POS Information Services. Prior to that he held account management and analyst positions at Datachecker Systems Inc., and Sweda International, Inc. Mr. Booth earned his B.A. in Economics/ Business Administration from Washington and Jefferson College.

    IAN G. MELANSON, the Company's Vice President of Sales and Marketing, joined the Company in December of 1998. Mr. Melanson served the Company as a marketing consultant from July 1998 to December 1998. From November 1996 until May 1998, Mr. Melanson was Vice President of Marketing at Digital Media Networks Corporation, a development stage company in Toronto, Canada. From June 1993 to November 1996, Mr Melanson was a consultant at McKinsey & Company and active in both the marketing and retailing practices. From July 1988 to February 1993, Mr Melanson worked in Brand Management for Procter & Gamble, Inc. Mr. Melanson earned his B.A. in Marketing, Finance, and Industrial Relations from Queen's University at Kingston, Ontario Canada.

RISK FACTORS

    HISTORY OF SUSTAINED OPERATING LOSSES AND CONTINUATION OF SUCH LOSSES. The Company has incurred substantial losses since inception in 1991. The Company's net loss for 1996, 1997 and 1998 was $16.0 million, $29.6 million and $23.9 million, respectively. As of December 31, 1998, the Company had an accumulated deficit of $82.4 million. Operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at the Company's headquarters, and depreciation and amortization. The Company expects to continue to incur operating losses from operating and investing activities as it continues to increase its installed base of Coinstar units.

    LIMITED OPERATING HISTORY. After several years of development, the Company commenced commercial deployment of Coinstar units in 1994 and placed approximately 95% of the installed base in 1996, 1997, and 1998. Prospective investors, therefore, have limited historical financial information on which to base an evaluation of the Company's performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies in new or rapidly evolving markets. There can be no assurance that the Company will install a sufficient number of its Coinstar units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability, or generate sufficient cash flow to meet the Company's capital and operating expenses and debt service obligations.

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

    SUBSTANTIAL LEVERAGE AND ABILITY TO SERVICE DEBT. The Company had outstanding indebtedness as of December 31, 1998 of $88.1 million, which included $85.7 million of the Company's 13.0% Senior Subordinated Discount Notes due 2006 ("the Notes"). The Notes will accrete to $95.0 million by October 1999. The Company must begin paying cash interest on the Notes in April 2000. Beginning at that time, the Company will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Company's capital expenditures will increase significantly upon the continued expansion of the Coinstar network, and the Company expects that its operating cash flow will be insufficient to finance capital expenditures over the next several years. The ability of the Company to meet its debt service requirements will depend upon achieving significant and sustained growth in the Company's expected cash flow, which will be affected by its success in implementing its business strategy, prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control. Accordingly, there can be no assurance as to whether or when the Company's operations will generate positive cash flow or become profitable or whether the Company will at any time have sufficient resources to meet its debt service obligations. If the Company is unable to generate sufficient cash flow to service its indebtedness, it will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that any of these strategies could be effected on satisfactory terms, if at all, particularly in light of the Company's high levels of indebtedness. In addition, the degree to which the Company is leveraged could have significant consequences, including, but not limited to, the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions, and other general corporate purposes may be materially limited or impaired, (ii) a substantial portion of the Company's cash flow from operations may need to be dedicated to the payment of principal and interest on its indebtedness and therefore not available to finance the Company's business and (iii) the Company's high degree of leverage may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures and may reduce its flexibility in responding to changing business and economic conditions.

    COMPETITION. The Company believes that it is the first company to provide a national network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. The Company competes regionally with several direct competitors that operate self-service coin processing machines. There can be no assurances that such competitors have not or will not substantially increase their installed units and expand their service nationwide. The Company competes indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves. The Company also competes or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with the Company. Many of these potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. There can be no assurance, however, that the Company's competitors, or others will not succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by the Company or that would render the Company's technologies or products obsolete or noncompetitive. Moreover, the Company may face direct competition from Scan Coin AB, of Malmo Sweden, the Company's prior supplier of coin-counting devices, ("Scan Coin"), or other third parties to whom Scan Coin may sell its coin counting device, as a result of the Company's intention to discontinue its supply arrangement with Scan Coin. See "Risk Factors Termination of Supplier Relationship." There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the

Company will not have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    RISKS INHERENT IN INTERNATIONAL TRANSACTIONS. Although Coinstar has only recently begun to expand its business into overseas markets, management anticipates that Coinstar's international operations will become increasingly significant to its business. International transactions pose a number of risks, including, regulatory delays or disapprovals with respect to our product, exchange rate fluctuations, limits on repatriation of funds, expenses and delays due to political instability, changes in tariffs, and difficulties with foreign distributors. Any of these factors could, in the future, adversely affect Coinstar's business and results of operations.

    POSSIBLE TERMINATION OF RETAIL DISTRIBUTION PARTNER AGREEMENTS. The Company is substantially dependent upon its ability to enter into agreements with retail distribution partners for the installation of its Coinstar units. In addition, the Company generally has separate agreements with each of its retail distribution partners, providing for the Company's exclusive right to provide coin processing services in their retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. In addition, Coinstar units in service in several supermarket chains account for a significant portion of the Company's revenue. In the quarter ended December 31, 1998, Coinstar units in service in two supermarket chains accounted for approximately 37.6% of the Company's revenue. The units in service in these two chains, Fred Meyer Inc. and The Kroger Co., accounted for approximately 18.7% and 18.9%, respectively, of the Company's revenue in 1998. On October 19, 1998, The Kroger Co. and Fred Meyer Inc. announced that they entered into a definitive merger agreement. The termination of any one or more of the Company's contracts with its retail distribution partners could have a material adverse effect on the Company's business, financial condition, results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

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

    TERMINATION OF SUPPLIER RELATIONSHIP. The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently, Scan Coin indicated that the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are still effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. On September 8, 1998, Scan Coin informed the Company that the Company was in breach of the original agreement and that the Company had thirty (30) days to cure the default. Scan Coin also restated its claim to certain intellectual property owned by the

Company. The Company responded on September 16, 1998 indicating that the Company repudiates all claims made by Scan Coin in its letter. The Company will continue to attempt to settle this dispute amicably with Scan Coin. There can be no assurance that the Company will be able to resolve the dispute with Scan Coin, nor can there be any assurance that if litigation commences, the Company will prevail. Failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both, each of which, individually, in the event of its occurrence, could have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    Currently, Scan Coin supplied coin counter devices are installed in most commercially deployed Coinstar units. Replacement parts for the coin counter devices installed in these units are supplied by Scan Coin. The Company believes, if all pending parts orders from Scan Coin are received, that it currently has enough parts to meet demand through the end of 1999. However, there can be no assurance the dispute with Scan Coin will not effect Scan Coin's decision to fill such orders or others in the future. The Company believes it can purchase many of these parts from third party suppliers. However, there can be no assurance that the Company will be able to source all necessary parts from outside suppliers for the Scan Coin coin counters on a timely basis, if at all. Failure to secure necessary replacement parts on a timely basis may result in a slowdown of installation, or in machine downtime.

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

    On March 16, 1999, SeaMed announced that it had entered into an agreement to merge with Plexus Corp. of Neenah, Wisconsin. The merger is subject to certain conditions including shareholder approval. Management of SeaMed has assured the Company that the combined entity will be able to continue to meet the manufacturing needs of the Company, and that the merger will add additional capacity. However, there can be no assurance that if the merger is completed, Plexus will continue to operate in Redmond and/or be able to meet the manufacturing needs of the Company without additional cost, or at all.

    The Company relies on third-party service providers for substantial support and service efforts that the Company currently does not provide directly. In particular, the Company contracts with armored carriers and other third party providers to arrange for the pick-up, processing and deposit of coins. The

Company generally contracts with one transportation provider and coin processor to service a particular region. Many of these carriers do not have long-standing relationships with the Company and these contracts generally can be terminated by either party with advance notice ranging from 30 to 90 days. In the past, the Company has experienced a sudden disruption in service from an armored carrier company. The Company does not currently have nor does it expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by the Company to maintain its existing relationships or to establish new relationships on a timely basis or on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness. Moreover, as with any business that handles large volumes of cash, the Company is susceptible to theft, counterfeit and other forms of fraud, including security breaches of the Company's computing system that performs important accounting functions. There can be no assurance that the Company will be successful in developing product enhancements and new services to thwart such attempts.

    RISK OF DEFECTS IN OPERATING SYSTEM. The Company collects financial and operating data and monitors unit performance through a wide-area communications network connecting each of the Coinstar units with a central computing system at the Company's headquarters. This information is used to track the flow of coins, verify coin counts and schedule and dispatch unit service. The operation of the Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or are subject to failures. These errors may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each unit is designed to store all data collected, helping to ensure critical data is not lost due to an operating systems failure, the inability of the Company to collect the data from its units could lead to a delay in processing coins and crediting the accounts of its retail distribution partners for vouchers already redeemed. Further, there can be no assurance that the design of the operating systems to prevent loss of data will operate as intended and any loss or delay in collecting coin processing data would materially and adversely effect the Company's operations. In addition, the Company has in the past experienced limited delays and disruptions resulting from upgrading or improving its operating systems. Although such disruptions have not had a material effect on the Company's operations, there can be no assurance that future upgrades or improvements will not result in delays or disruptions that would have a material adverse impact on the Company's operations. In particular, the Company is currently planning some significant improvements in it's operating platform in order to support its projected expansion of the installed base of Coinstar units and the potential addition of value-added services. While the Company is taking steps to ensure that the potential adverse impact of such improvements on the Company's operations is minimized, there can be no assurance that the platform will be able to handle the increased volume of services expected from the continued expansion of the Company's network and the potential addition of value-added services or that the improvements will occur on a timely basis so as not to disrupt such continued expansion and potential addition of value-added services. In addition, the communications network on which the Company relies is not owned by the Company and is subject to service disruptions. Further, while the Company has taken significant steps to protect the security of its network, any breach of such security whether intentional or from a computer virus could have a material adverse impact on the Company. Any service disruptions, either due to errors or delays in the Company's software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could have a material adverse affect on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow to service its indebtedness.

    DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL. The Company's performance is substantially dependent on the performance of its executive officers and key employees and its long term success will depend on its ability to recruit, retain and motivate highly skilled personnel. All of the Company's executive officers and employees are employed on an at-will basis. The inability to attract and retain necessary technical and managerial personnel could have a material adverse effect upon the Company's business, financial condition and results of operation and on its ability to achieve sufficient cash flow to service its indebtedness. Presently, the Company maintains a "key man" life insurance policy on Mr. Molbak in the amount of $2.0 million. See "Executive Officers."

    UNCERTAINTY OF PROTECTION OF PATENTS AND PROPRIETARY RIGHTS. The Company's future success depends, in part, on its ability to protect its intellectual property and maintain the proprietary nature of its technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. In October 1996, April 1997, May 1998, September 1998, and December 1998, the Company was issued United States patents relating to removing debris from coins processed in a self-service environment and other aspects of self-service coin processing. These patents will expire in October 2013, April 2014, May 2015, and March 2017 respectively. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time that Company or retail distribution partner personnel must spend attending to the unit, both of which are important features of operating in a self-service environment.

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

    UNCERTAINTY OF EFFECTS OF YEAR 2000 ON COMPUTER PROGRAMS AND SYSTEMS. Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. The Company relies on computer applications for its coin processing machines and to manage and monitor its accounting and administrative functions. Such failure or malfunction could cause disruptions of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, the Company's retail distribution partners, suppliers and service providers (including financial institutions) are reliant upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with the Company. While the Company does not believe its computer systems or applications currently in use will be adversely affected by the upcoming change in century, the Company has not completed its assessment as to whether any of its retail distribution partners, suppliers or service providers will be so affected. Failure or malfunction of the

Company's software or that of its retail distribution partners, suppliers or service providers could have a material adverse impact on the Company's business, financial condition and results of operations and on its ability to achieve sufficient cash flow service to its indebtedness.

ITEM 2. PROPERTIES.

    The Company's headquarters occupies a 46,070 square foot facility in Bellevue, Washington. The Company operates under a lease which expires in August 2004. The Company also leases a 10,196 square foot facility in Bellevue, Washington under a lease which expires in March 2002. This space is currently under a sublease agreement to a third party. On March 12, 1999 this third party announced that it was suspending its operations. The Company is currently evaluating alternative subleasing arrangements. However, the Company believes that this event will not have a material adverse impact of the Company's operations or results. The sublease expires January 31, 2000. The Company believes this space is adequate for its current needs and that it will be able to renew its leases and obtain additional space, if necessary.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

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

                                                                                                 HIGH        LOW
                                                                                               ---------  ---------
Fiscal 1997:

Third Quarter (beginning July 3, 1997).......................................................  $  14.125  $    9.85
Fourth Quarter...............................................................................     12.875      8.063

Fiscal 1998:

First Quarter................................................................................      9.125      8.000
Second Quarter...............................................................................      9.875      6.500
Third Quarter................................................................................      9.750      4.750
Fourth Quarter...............................................................................     10.750      5.313

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

    During the second quarter of 1998, the Company began to disburse proceeds from the initial public offering. To date, offering proceeds were used as follows: (i) approximately $17.3 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) approximately $1.6 million for product research and development to enhance the Coinstar unit and the coin processing network; and (iii) approximately $330,000 for general corporate purposes.

    The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

    As of December 31, 1998, there were approximately 220 registered holders of the Company's Common Stock which number does not include the number of stockholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder. The Company believes its has excess of 2,500 beneficial holders.

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore doers not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's Indenture governing the Notes restricts the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL AND OTHER DATA.

    The following selected financial data is qualified by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                         YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                            1998       1997       1996       1995       1994
                                                                          ---------  ---------  ---------  ---------  ---------

                                                                           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE,
                                                                                     PER UNIT DATA AND WHERE NOTED)
STATEMENTS OF OPERATIONS DATA:
Revenue.................................................................  $  47,674  $  25,007  $   8,312  $   1,063  $     325
Expenses:
  Direct operating......................................................     26,565     17,899      7,258      1,336        488
  Regional sales and marketing..........................................      3,778      3,088      1,505        349         86
  Product research and development......................................      4,744      6,362      3,969      1,830      1,648
  Selling, general and administrative...................................     14,112     11,079      5,351      2,790      1,716
  Depreciation and amortization.........................................     13,237      8,679      4,135      1,117        440
                                                                          ---------  ---------  ---------  ---------  ---------
Loss from operations....................................................    (14,762)   (22,100)   (13,906)    (6,359)    (4,053)
Other income (expense)
  Interest income.......................................................      1,367      2,329        848        398         34
  Interest expense......................................................    (10,817)    (9,822)    (2,661)      (208)      (297)
  Other income..........................................................        240         --         --         --         --
                                                                          ---------  ---------  ---------  ---------  ---------
Net loss before extraordinary item......................................    (23,972)   (29,593)   (15,719)    (6,169)    (4,316)
Extraordinary item loss related to early retirement of debt.............         --         --       (248)        --         --
                                                                          ---------  ---------  ---------  ---------  ---------
Net loss................................................................  $ (23,972) $ (29,593) $ (15,967) $  (6,169) $  (4,316)
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------
Loss per share before extraordinary item, basic and diluted(1)..........  $   (1.58) $   (3.81) $  (20.06) $   (8.23) $   (5.94)
Extraordinary item per share, basic and diluted(1)......................         --         --      (0.31)        --         --
                                                                          ---------  ---------  ---------  ---------  ---------
Loss per share, basic and diluted(1)....................................  $   (1.58) $   (3.81) $  (20.37) $   (8.23) $   (5.94)
                                                                          ---------  ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding (1).................................     15,150      7,761        784        750        726

OTHER DATA:
Number of new Coinstar units installed during the period................      1,609      1,703      1,238        215         31
Installed base of Coinstar units at end of the period...................      4,813      3,204      1,501        263         48
Average age of network for the period (months)..........................       15.5       10.0        6.5        7.6        6.4
Number of regional markets..............................................         58         40         23         11          4
Dollar value of coins processed.........................................    623,258    332,526    115,476     17,701      5,245
Direct contribution (loss)(2)...........................................     21,109      7,108      1,054       (273)      (163)
EBITDA(6)...............................................................     (1,525)   (13,421)    (9,771)    (5,242)    (3,613)
Revenue per average installed unit(3)...................................     11,893     10,709      9,860      2,325     13,542
Direct contribution per average installed unit(2)(3)....................      5,281      3,044      1,250     (2,395)    (6,792)
International development costs(5)......................................        369         --         --         --         --

                                                                                              DECEMBER 31,
                                                                          -----------------------------------------------------
                                                                            1998       1997       1996       1995       1994
                                                                          ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments(4)....................  $  41,871  $  56,803  $  56,310  $  14,120  $   1,343
Total assets............................................................     98,833    103,546     82,531     19,601      3,913
Total debt, including current portion...................................     88,056     78,945     70,065      1,658      4,660
Mandatorily redeemable preferred Stock..................................         --         --     24,972     23,548         --
Paid in capital.........................................................     62,372     61,553      6,871      5,409      4,512
Total stockholders' equity (deficit)....................................  $ (20,039) $   3,109  $ (21,976) $  (7,471) $  (2,224)

------------------------

(1) See Note 9 to Financial Statements for an explanation of the determination of the number of shares used in computing loss per share information, basic and diluted.

(2) Direct contribution (loss) is defined as revenue less direct operating expenses. The Company uses direct contribution (loss) as a measure of operating performance to assist in understanding its operating results. Direct contribution (loss) is not a measure of financial performance under GAAP and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

(3) Based on monthly averages of units in operation over the applicable period.

(4) Cash, cash equivalents and short-term investments include funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units, of $21.8 million, $14.2 million and $5.5 million at December 31, 1998, 1997, and 1996, respectively. Funds in transit prior to such dates are negligible.

(5) International development costs represent the costs incurred by Coinstar International Inc., the Company's wholly owned subsidiary, related to the exploration of the international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," issued on April 3, 1998.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles. The Company, however, believes that EBITDA provides useful information regarding a company's ability to service and/or incur indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

    The Company develops, owns and operates a network of automated, self-service coin counting and processing machines that provides consumers with a convenient means to convert loose coins into cash. The Company began field testing of a prototype unit in 1992 and commercial installation of units in supermarkets in 1994. The Company has increased its store installation base every year and as of December 31, 1998 had an installed base of 4,813 units located, primarily in supermarkets, in 58 regional markets across the United States.

    Beginning in 1995, the Company has devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of its installed base of units. The cost of this expansion and the significant depreciation expense of its installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $82.4 million as of December 31, 1998. The continued rapid expansion of its installed base is expected to result in continued increases in the number of employees, marketing and field service personnel expenses in new regions and general and administrative expenses related to the ongoing development of information systems to support future growth. Consequently, the Company expects to incur operating losses in the future. To date, the Company has funded its operating losses and capital expenditure requirements through the private sale of equity and, in October 1996, the sale of the Company's 13% Senior Subordinated Discount Notes due at maturity in 2006 (the "Notes") for net proceeds of $62.9 million, and the Company's initial public offering of 3.0 million shares of Common Stock for net proceeds of $28.4 million.

    The Company currently derives substantially all its revenues from coin processing services generated by its installed base of Coinstar units located in supermarket chains in 37 states across the country. The Company generates revenues based on a processing fee, generally 8.9% at the current time, charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of its installed base. The Company's experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness levels of the service increases, driving initial trial and repeat usage for the service. The Company believes that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given the Company's limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. The Company expects that as it continues to aggressively expand installations relative to the size of its installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases.

    The Company established a wholly-owned subsidiary, Coinstar International, Inc. ("Coinstar International"), in March 1998 to explore expanding the Company's operations internationally. At the present time, Coinstar International is piloting an eight store test in Canada to determine the viability of the Canadian market for the Coinstar service and is piloting five Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of the Coinstar service in certain European countries.

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

RESULTS OF OPERATIONS

    The following table shows revenue and expense as a percent of revenue for the last three years:

                                                               YEAR ENDED DECEMBER 31,
                                                           -------------------------------
                                                             1998       1997       1996
                                                           ---------  ---------  ---------
Revenue..................................................        100%       100%       100%
Expenses:
    Direct operating.....................................       55.7       71.6       87.3
    Regional sales and marketing.........................        7.9       12.3       18.1
    Product research and development.....................       10.0       25.4       47.8
    Selling, general, and administrative.................       29.6       44.3       64.4
    Depreciation and amortization........................       27.8       34.7       49.7
                                                           ---------  ---------  ---------
Loss from operations.....................................      (31.0)%     (88.4)%    (167.3)%

YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUE

    Revenue increased to $47.7 million in 1998 from $25.0 million in the comparable 1997 period. The increase was due principally to the increase in the number of Coinstar units in service during the 1998 period and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,813 as of December 31, 1998 from 3,204 units as of December 31, 1997. The dollar value of coins processed increased to $623.3 million during the 1998 period from $332.5 million in the comparable 1997 period.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $26.6 million in 1998 from $17.9 million in the comparable 1997 period. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs, as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's growth and its expansion into 18 new regional markets as of December 31, 1998. Direct operating expenses as a percentage of revenue decreased to 55.7% in the 1998 period from 71.6% in the comparable 1997 period. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pickup and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) field service expenses per unit declined as a percentage of revenue as the Company increases its density in its existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $3.8 million in 1998 from $3.1 million in the comparable 1997 period. The increase in regional marketing expense was the result of an increased level of television advertising, offset partially by a decrease in new market launches and promotional activity. Regional sales and marketing as a percentage of revenue decreased to 7.9% in the 1998 period from 12.3% in the comparable 1997 period. The decrease in regional sales and marketing as a percentage of revenue was the result of (i) increasing volumes processed by the network, and (ii) lower advertising costs per unit as the Company increases the density of units within a region.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $4.7 million in 1998 from $6.4 million in the comparable 1997 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology and the completion of the Company's new operating system. Product research and development as a percentage of revenue decreased to 10.0% in the 1998 period from 12.3% in the comparable 1997 period. While the Company currently expenses all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $14.1 million in 1998 from $11.1 million in the comparable 1997 period. The principal component of such expenses was employee compensation and the period-to-period increase primarily reflects an investment in higher staffing levels to support the Company's rapid growth and expansion. Selling, general and administrative as a percentage of revenue decreased to 29.6% in the 1998 period from 44.3% in the comparable 1997 period. The decrease in selling, general, and administrative as a percentage of revenue was the result of (i) increasing volumes processed by the network combined with (ii) the realization of improved operating efficiencies.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $13.2 million in 1998 from $8.7 million in the comparable 1997 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 27.8% in the 1998 period from 34.7% in the comparable 1997 period. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. The Company expects depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    The Company generated other income of $240,000 in 1998 due to the subleasing of excess office space. On March 12, 1999 this third party announced that it was suspending its operations. The Company is currently evaluating alternative subleasing arrangements. However, the Company believes that this event will not have a material adverse impact of the company's operations or results. The sublease expires January 31, 2000.

    Interest income decreased to $1.4 million in 1998 from $2.3 million in the comparable 1997 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $10.8 million in 1998 from $9.8 million in the comparable 1997 period. The increase was primarily due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased to $24.0 million in 1998 from $29.6 million in the comparable 1997 period. The decrease in the net loss was primarily due to an increase in the Company's contribution margin combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects improved operating leverage of the Coinstar network. In the longer term, the Company expects that it will not be required to add as much infrastructure as it has in the past to support its installed base and as a result expects to achieve profitability as its direct contribution margin from its larger base of installed units grows proportionately faster than its expenses. There can be no assurance, however, that the Company will install a sufficient number of units or obtain sufficient market acceptance to allow the Company to achieve or sustain profitability.

YEARS ENDED DECEMBER 31, 1997 AND 1996

    REVENUE

    Revenue increased to $25.0 million in 1997 from $8.3 million in 1996. The increase was due principally to the increase in the number of Coinstar units in service during 1997 and the increase in the volume of coins processed by the units in service during that year. The installed base of Coinstar units increased to 3,204 as of December 31, 1997 from 1,501 units as of December 31, 1996. The dollar value of coins processed increased to $332.5 million during 1997 from $115.5 million in 1996.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $17.9 million in 1997 from $7.3 million in 1996. The increase in direct operating expenses was primarily attributable to increased coin pickup and processing costs as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support the Company's accelerated growth and its expansion into 17 new regional markets in 1997. Direct operating expenses as a percentage of revenue decreased to 71.6% in 1997 from 87.3% in 1996. Direct operating expenses declined as a percentage of revenue due to (i) realization of coin pickup and processing cost economies from regional densities and (ii) field service expenses per unit decreased as a percentage of revenue as the Company increases its density in its existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $3.1 million in 1997 from $1.5 million in 1996. The increase in regional marketing expense was the result of an increased level of advertising, cooperative promotion with its retail distribution partners and public relations efforts focused in the new regions installed during 1997 and the initial incurrence of ongoing marketing expenses in existing markets. Regional sales and marketing decreased as a percentage of revenue to 12.3% in the 1997 period from 18.1% in the comparable 1996 period. The decrease in sales and marketing as a percentage of revenue was the result of
(i) increasing volumes processed by the network and (ii) lower advertising costs per unit as the Company increased the unit density within a region.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses increased to $6.4 million in 1997 from $4.0 million in 1996. The principal component of such expenses was compensation costs and the year-to-year increase was due largely to higher staffing levels required for the improvement of existing and development of new Coinstar unit software, hardware, network applications and development costs related to new service offerings. Product research and development decreased as a percentage of revenue to 25.4% in the 1997 period from 47.8% in the comparable 1996 period. The decrease in product research and development as a percentage of revenue was the result of increasing volumes processed through the network.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $11.1 million in 1997 from $5.4 million in 1996. The principal component of such expenses was personnel compensation and the year-to-year increase primarily reflects an investment in higher staffing levels during 1997 to support the Company's rapid growth and expansion. Selling, general, and administrative decreased as a percentage of revenue to 44.3% in the 1997 period from 64.4% in the comparable 1996 period. The decrease in selling, general, and administrative as a percentage of revenue was the result of increasing volumes processed through the network.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $8.7 million in 1997 from $4.1 million in 1996. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization decreased as a percentage of revenue to 34.7% in the 1997 period from 49.7% in the comparable 1996 period. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network.

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

INCOME TAXES

    At December 31, 1998 and 1997, the Company had net deferred tax assets of approximately $28.0 million and $19.8 million, respectively, resulting primarily from net operating loss and credit carryforwards available to offset future income and tax obligations, respectively. Such federal carryforwards expire through 2013. Based upon the Company's history of operating losses and expiration dates of the loss carryforwards, the Company has recorded a valuation allowance to the full extent of its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1998, the Company had cash and cash equivalents of $37.7 million, short-term investments of $4.2 million and working capital of $10.1 million. Cash and cash equivalents include $21.8 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $9.5 million for 1998 and used was $458,756 for 1997. The principal use of cash was to fund net operating losses incurred, offset by depreciation, other non-cash charges, and an increase in accounts payable and accrued liabilities.

    Net cash provided by investing activities during 1998 was $9.0 million and $31.9 million was used in 1997. Capital expenditures for such years were $23.0 million and $29.8 million, respectively. The majority of capital expenditures consist of the purchase of Coinstar units.

    Net cash used by financing activities for 1998 was $921,541, which principally was the result of the repayment of long term debt partially offset by the proceeds of exercised stock options. Net cash provided by financing activities for 1997 was $28.7 million, which was the result of the Company's initial public offering and the proceeds of the exercise of stock warrants offset by the repayment of long term debt.

    In July 1997, the Company completed its initial public offering of 3,000,000 million shares of Common Stock at a purchase price of $10.50 per share for net proceeds of approximately $28.4 million. The net proceeds received by the Company have been and will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

    In November 1998, the Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders receive rights to purchase shares of new series of Preferred Stock. The rights are exercisable only if a person or group acquires 20 percent or more of the Company's common stock or announces a tender offer for 20 percent or more of the common stock. If a person acquires 20 percent or more of the Company's common stock, all rightsholders except the purchaser will be entitled to acquire the Company common stock at a 50 percent discount. The rights trade with the common stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20 percent of Coinstar's Common Stock.

    As of December 31, 1998 the Company had outstanding secured irrevocable letters of credit with a bank in the amount of $3.7 million. These letters of credit, which expire through June 1999, collateralize the Company's obligations to third parties. As of December 31, 1998, no amounts were outstanding under the letters of credit.

    On February 19, 1999, the Company entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides Coinstar with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit agreement requires the Company to maintain certain financial covenants during the term of the agreement. In addition, amounts available under the term loans will increase to $7.5 million per Lender after Coinstar has satisfied certain debt ratios.

    In connection with the Credit Agreement, Coinstar issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.18 per share. Coinstar has agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which Coinstar has satisfied all of its obligations under the Credit Agreement (the "Termination Date"). Coinstar must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligate Coinstar to include the common stock issuable upon exercise of the warrants in certain registration statements it may file.

    The Company believes existing cash equivalents, short-term investments, and the new Credit Agreement will be sufficient to fund its cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate and to fund the pilot deployment of Coinstar units internationally for at least the next twelve months. The extent of additional financing needed will depend on the success of the Company's business. If the Company significantly increases installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, the Company's cash needs will be increased. The Company's future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of the Company's service and the feasibility of international expansion. In addition, beginning in April 2000, the Company will have debt service obligations under the Notes that were issued in October 1996 of over $12 million per year, in equal semi-annual payments, until October 2006, at which time the principal amount of the Notes ($95.0 million) will be due. See "Risk Factors Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results; and Substantial Leverage and Ability to Service Debt."

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

                                                                  THREE MONTH PERIODS ENDED
                                ----------------------------------------------------------------------------------------------
                                DECEMBER 31,  SEPTEMBER 30,  JUNE 30,     MARCH 31,     DECEMBER 31,  SEPTEMBER 30,  JUNE 30,
                                    1998          1998         1998          1998           1997          1997         1997
                                ------------  -------------  ---------  --------------  ------------  -------------  ---------

                                                    (DOLLARS IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
Statements of Operations Data:
Revenue.......................   $   14,802    $    13,576   $  10,472    $    8,823     $    7,957    $     7,762   $   5,294
Expenses:
  Direct operating............        7,458          7,141       6,142         5,823          5,208          5,276       3,966
  Regional sales and
    marketing.................        1,077            930         854           917            689            798         972
  Product research and
    development...............        1,138            867       1,329         1,410          1,644          1,637       1,640
  Selling, general and
    administrative............        3,579          3,531       3,726         3,276          3,252          2,669       2,630
  Depreciation and
    amortization..............        3,669          3,635       3,120         2,813          2,539          2,297       2,158
Loss from operations..........   $   (2,119)   $    (2,528)  $  (4,699)   $   (5,416)    $   (5,375)   $    (4,915)  $  (6,072)

Other Data:
Number of new Coinstar units
  installed during the
  period......................          376            405         501           327            469            400         406
Installed base of Coinstar
  units at end of period......        4,813          4,437       4,032         3,531          3,204          2,735       2,335
Average age of network for the
  period (months).............         17.5           15.8        14.8          13.4           11.7           10.6         9.3
Number of regional markets....           58             57          49            42             40             35          33
Dollar value of coins
  processed...................   $  186,166    $   180,600   $ 139,227    $  117,298     $  105,692    $   103,442   $  70,626
Direct contribution(1)........   $    7,344    $     6,435   $   4,330    $    3,000     $    2,749    $     2,486   $   1,328
Annualized revenue per average
  installed unit(2)...........   $   12,937    $    12,703   $  11,195    $   10,597     $   10,907    $    12,284   $   9,939
Annualized direct contribution
  per average installed
  unit(1)(2)..................   $    6,405    $     6,021   $   4,568    $    3,601     $    3,768    $     3,935   $   2,494
International development
  costs(3)....................   $      369    $       116   $     241    $       28             --             --          --


                                 MARCH 31,
                                   1997
                                -----------

Statements of Operations Data:
Revenue.......................   $   3,995
Expenses:
  Direct operating............       3,450
  Regional sales and
    marketing.................         630
  Product research and
    development...............       1,441
  Selling, general and
    administrative............       2,528
  Depreciation and
    amortization..............       1,684
Loss from operations..........   $  (5,738)
Other Data:
Number of new Coinstar units
  installed during the
  period......................         428
Installed base of Coinstar
  units at end of period......       1,929
Average age of network for the
  period (months).............         8.3
Number of regional markets....          27
Dollar value of coins
  processed...................   $  52,724
Direct contribution(1)........   $     545
Annualized revenue per average
  installed unit(2)...........   $   9,433
Annualized direct contribution
  per average installed
  unit(1)(2)..................   $   1,287
International development
  costs(3)....................          --

------------------------------

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

(2) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

(3) International development costs represent the costs incurred by Coinstar International related to the exploration of the international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities."

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

    During the second and third quarters of 1998, the Company undertook a program to identify, test, and evaluate the Company's internal operating systems to determine the impact of the year 2000 on these systems. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the internal operating systems, the Company does not believe its computer systems or applications currently in use will be materially adversely affected by the upcoming change in century.

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

    The Company does not expect any material costs will be incurred to complete its review of year 2000 compliance for retail distribution partners, suppliers, or service providers. The Company has not incurred costs beyond a diminimus amount to review its systems for year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is subject to the risk of fluctuating interest rates in the normal course of business. The Company's major market risk relates to its short-term investments, which have a floating rate of interest. These investments are financed through fixed rate debt. The relationship between fixed and floating rate debt varies depending on market conditions. The Company does not enter into speculative derivative transactions or leveraged swap agreements.

    The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity. All items described in the table are non-trading and are stated in U.S. dollars.

                                                                            YEAR ENDED DECEMBER 31,
IN THOUSANDS                                           ------------------------------------------------------------------
INTEREST RATE RISK                                       1998       1999       2000       2001       2002     THEREAFTER
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  -----------
ASSETS
Short-term investments...............................      4,005         --         --         --         --          --
  Average interest rate..............................       5.87%        --         --         --         --          --

LIABILITIES
Capital Lease obligations............................        930        352         66         --         --          --
  Average interest rate..............................      11.95%     10.50%     10.50%        --         --          --

Long-term debt--Fixed................................     87,127     94,323     94,422     94,522     94,622      94,722
  Average interest rate..............................       13.3%      13.2%      13.2%      13.2%      13.2%       13.2%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a) for an index to the financial statements and supplementary data of the Company required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

    The information required by this item with respect to directors is incorporated be reference from the information under the caption of "Election of Directors," contained in the Company's Definitive Proxy Statement to be filed with the Commission pursuant to Registration 14A in connection with the 1999 Annual Meeting (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The financial statements required by this item are submitted in a separate section beginning on page 37 of this Annual Report on Form 10-K.

                                                                                                                  PAGE
                                                                                                                  -----
(a)(1)     Index to Financial Statements
           Independent Auditors' Report......................................................................          37
           Consolidated Balance Sheets.......................................................................          38
           Consolidated Statements of Operations.............................................................          39
           Consolidated Statements of Changes In Stockholders' Equity (Deficit)..............................          40
           Consolidated Statements of Cash Flows.............................................................          41
           Consolidated Notes to Financial Statements........................................................          42
(a)(2)     Index to Financial Statement Schedules
           All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)     Index to Exhibits:

EXHIBIT NUMBER                                        DESCRIPTION OF DOCUMENT
---------------  -------------------------------------------------------------------------------------------------
    3.1(1)       Amended and Restated Certificate of Incorporation of the Registrant in effect after the closing of the Initial Public Offering.
    3.2(1)       Amended and Restated Bylaws of the Registrant.
    4.1          Reference is made to Exhibits 3.1 through 3.2.
    4.2(1)       Specimen Stock Certificate.
    4.3(1)       Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the
                 Registrant and certain investors, as amended October 22, 1996.
    4.4(1)       Indenture between Registrant and The Bank of New York dated October 1, 1996.
    4.5(1)       Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
    4.6(1)       Notes Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22,
                 1996.
    4.7(1)       Warrant Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22,
                 1996.
    4.8(1)       Specimen 13% Senior Discount Note Due 2006
    4.9(3)       Rights Agreement dated as of November 12, 1998 between Registrant and American Securities
                 Transfer and Trust, Inc.
    4.10(3)      Registrant's Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit
                 A of Exhibit 4.9
    4.11(3)      Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9
    4.12(4)      Credit Agreement, dated February 19, 1999, between Coinstar, Inc. and Imperial Bank, for itself and as agent for Bank Austria Creditanstalt Corporate Finance, Inc.
    4.13(4)      Form of Warrant, dated February 19, 1999, issued to Imperial Bank.
    4.14(4)      Form of Warrant, dated February 19, 1999, issued to Bank Austria Creditanstalt Corporate Finance,
                 Inc.
    4.15(4)      Registration Rights Agreement, dated February 19, 1999, between Coinstar, Inc. and Imperial Bank.
    4.16(4)      Registration Rights Agreement, dated February 19, 1999, between Coinstar, Inc. and Bank Austria
                 Creditanstalt Corporate Finance, Inc.
   10.1(1)       Registrant's 1997 Equity Incentive Plan.
   10.2(1)       Registrant's 1997 Employee Stock Purchase Plan.

EXHIBIT NUMBER                                        DESCRIPTION OF DOCUMENT
---------------  -------------------------------------------------------------------------------------------------
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

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.

(c) Exhibits.

    The exhibits required by this item are listed under Item 14(a)(3).

(d) Financial Statement Schedules.

    The financial statement schedules required by this item are listed under
    Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COINSTAR, INC.

                                BY:             /S/ KIRK A. COLLAMER
                                     -----------------------------------------
                                                  Kirk A. Collamer
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                Date: March 31, 1999

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
                                Chief Executive Officer and
      /s/ JENS H. MOLBAK          Chairman of the Board
------------------------------    (Principle Executive         March 31, 1999
        Jens H. Molbak            Officer)

                                Vice President and Chief
     /s/ KIRK A. COLLAMER         Financial Officer
------------------------------    (Principal Financial and     March 31, 1999
       Kirk A. Collamer           Accounting Officer)

     /s/ GEORGE H. CLUTE        Director
------------------------------                                 March 31, 1999
       George H. Clute

     /s/ LARRY A. HODGES        Director
------------------------------                                 March 31, 1999
       Larry A. Hodges

      /s/ DAVID E. STITT        Director
------------------------------                                 March 31, 1999
        David E. Stitt

   /s/ RONALD A. WEINSTEIN      Director
------------------------------                                 March 31, 1999
     Ronald A. Weinstein

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
  /s/ WILLIAM D. RUCKELSHAUS    Director
------------------------------                                 March 31, 1999
    William D. Ruckelshaus

     /s/ ROBERT O. ADERS        Director
------------------------------                                 March 31, 1999
       Robert O. Aders

                 (This page has been left blank intentionally.)

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Coinstar, Inc.
Bellevue, Washington

    We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations, and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    As discussed in Note 2 to the financial statements, in 1997 the Company changed its method of accounting for loss per share to conform with Statement of Financial Accounting Standards No. 128 and, retroactively, restated the 1996 financial statements for the change.

February 5, 1999
Seattle, Washington

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1998            1997
                                                                                    -------------  --------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $  37,688,205  $   20,199,914
  Short-term investments available for sale.......................................      4,182,315      36,603,474
  Prepaid expenses and other current assets.......................................      1,043,010       1,021,349
                                                                                    -------------  --------------
    Total current assets..........................................................     42,913,530      57,824,737

PROPERTY AND EQUIPMENT:
  Coinstar Units..................................................................     73,191,704      51,002,230
  Computers.......................................................................      3,060,899       2,792,326
  Office furniture and equipment..................................................      1,191,221       1,153,974
  Leased vehicles.................................................................      1,637,647       1,014,873
  Leasehold improvements..........................................................        437,593         366,090
  Coinstar components.............................................................         94,865         110,024
                                                                                    -------------  --------------
                                                                                       79,613,929      56,439,517
  Accumulated depreciation........................................................    (26,263,528)    (13,511,235)
                                                                                    -------------  --------------
                                                                                       53,350,401      42,928,282
OTHER ASSETS, net of accumulated amortization of $617,961 and $359,775............      2,569,187       2,792,875
                                                                                    -------------  --------------
TOTAL.............................................................................  $  98,833,118  $  103,545,894
                                                                                    -------------  --------------
                                                                                    -------------  --------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable................................................................  $   3,828,459  $    3,238,069
  Accrued liabilities.............................................................     26,987,334      18,253,065
  Current portion of long-term debt and capital lease obligations, net of
    unamortized discount of $14,031 and $0........................................      2,020,696       1,612,451
                                                                                    -------------  --------------
    Total current liabilities.....................................................     32,836,489      23,103,585

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion and net of
  unamortized discounts of $9,315,552 and $19,675,155.............................     86,035,758      77,333,005
                                                                                    -------------  --------------
    Total liabilities.............................................................    118,872,247     100,436,590

COMMITMENTS AND CONTINGENCIES (Notes 5, 11, and 12)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value Authorized, 45,000,000 shares; Issued and
    outstanding, 15,217,504 and 15,034,629 shares.................................     61,858,154      61,039,848
  Preferred stock, $.001 par value Authorized, 5,000,000 shares; Issued and outstanding, 0 shares.........................................................
  Contributed capital for warrants................................................        513,584         513,584
  Accumulated other comprehensive income..........................................          3,171          (2,962)
  Accumulated deficit.............................................................    (82,414,038)    (58,441,166)
                                                                                    -------------  --------------
    Total stockholders' equity (deficit)..........................................    (20,039,129)      3,109,304
                                                                                    -------------  --------------
TOTAL.............................................................................  $  98,833,118  $  103,545,894
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
REVENUE..........................................................  $   47,673,651  $   25,007,251  $    8,312,080
EXPENSES:
  Direct operating...............................................      26,564,505      17,899,402       7,258,406
  Regional sales and marketing...................................       3,777,995       3,088,370       1,504,633
  Product research and development...............................       4,744,110       6,361,568       3,969,185
  Selling, general, and administrative...........................      14,112,213      11,078,649       5,351,476
  Depreciation and amortization..................................      13,237,234       8,679,036       4,133,904
                                                                   --------------  --------------  --------------
  Loss from operations...........................................     (14,762,406)    (22,099,774)    (13,905,524)
OTHER INCOME (EXPENSE):
  Interest income................................................       1,366,580       2,328,031         848,194
  Interest expense...............................................     (10,816,858)     (9,821,619)     (2,661,374)
  Other..........................................................         239,812
                                                                   --------------  --------------  --------------
  Net loss before extraordinary item.............................     (23,972,872)    (29,593,362)    (15,718,704)
EXTRAORDINARY ITEM
  Loss related to early retirement of debt.......................                                         248,631
                                                                   --------------  --------------  --------------
NET LOSS.........................................................  $  (23,972,872) $  (29,593,362) $  (15,967,335)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

LOSS PER SHARE:
  Loss per share before extraordinary item, basic and diluted....  $        (1.58) $        (3.81) $       (20.06)
  Extraordinary item per share, basic and diluted................  $           --  $           --  $         (.31)
                                                                   --------------  --------------  --------------
  Loss per share, basic and diluted..............................  $        (1.58) $        (3.81) $       (20.37)
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
  Weighted average shares outstanding, basic and diluted.........      15,150,463       7,761,425         783,690
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICT)

                                                                                                                       ACCU.
                                      COMMON STOCK         SERIES A PREFERRED     SERIES B PREFERRED    CONTRIBUTED    OTHER
                                 -----------------------  --------------------  ----------------------  CAPITAL FOR    COMP.
                                   SHARES      AMOUNT      SHARES     AMOUNT     SHARES      AMOUNT      WARRANTS     INCOME
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------
BALANCE, January 1, 1996.......     779,559  $    14,346    649,775  $ 649,775    895,506  $ 3,582,034   $1,163,319  $  --
Exercise of stock options......      13,500        4,050
Exercise of Series C Preferred
  stock warrants...............                                                                            (45,453)
Exercise of Series D Preferred
  stock warrants...............                                                                            (34,329)
Contributed capital for
  warrants.....................                                                                          1,537,623
Net loss.......................
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------
BALANCE, December 31, 1996.....     793,059       18,396    649,775    649,775    895,506    3,582,034   2,621,160           0
Exercise of stock options......     199,078       78,013
Conversion of Series A
  Preferred stock..............     649,775      649,775   (649,775)  (649,775)
Conversion of Series B
  Preferred stock..............   1,023,399    3,582,034                         (895,506)  (3,582,034)
Conversion of Mandatorily
  Redeemable Preferred stock...   7,315,795   24,972,084
Exercise of warrants...........   2,053,523    3,369,852                                                (2,107,576)
Issuance of common stock, net
  of issuance costs of
  $3,130,306...................   3,000,000   28,369,694
Comprehensive income
  Unrealized loss on short-term
    investments available for
    sale.......................                                                                                         (2,962)
Net loss.......................
Comprehensive income...........
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------
BALANCE, December 31, 1997.....  15,034,629   61,039,848     --         --         --          --          513,584      (2,962)
Issuance of shares under
  employee stock purchase
  plan.........................      98,239      738,968
Exercise of stock options......      80,418       42,713
Non-cash stock-based
  compensation.................       4,218       36,625
Comprehensive income
  Other comprehensive income
    Unrealized loss on short-
      term investments
      available for sale.......                                                                                          6,007
    Unrealized gain on foreign
      currency translation.....                                                                                            126
  Other comprehensive income...
Net loss.......................
Comprehensive income...........
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------
BALANCE, December 31, 1998.....  15,217,504  $61,858,154     --      $  --         --      $   --        $ 513,584   $   3,171
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------
                                 ----------  -----------  ---------  ---------  ---------  -----------  -----------  ---------


                                 ACCUMULATED
                                   DEFICIT        TOTAL
                                 ------------  ------------
BALANCE, January 1, 1996.......  $(12,880,469) $ (7,470,995)
Exercise of stock options......                       4,050
Exercise of Series C Preferred
  stock warrants...............       (45,453)
Exercise of Series D Preferred
  stock warrants...............                     (34,329)
Contributed capital for
  warrants.....................                   1,537,623
Net loss.......................   (15,967,335)  (15,967,335)
                                 ------------  ------------
BALANCE, December 31, 1996.....   (28,847,804)  (21,976,439)
Exercise of stock options......                      78,013
Conversion of Series A
  Preferred stock..............
Conversion of Series B
  Preferred stock..............
Conversion of Mandatorily
  Redeemable Preferred stock...                  24,972,084
Exercise of warrants...........                   1,262,276
Issuance of common stock, net
  of issuance costs of
  $3,130,306...................                  28,369,694
Comprehensive income
  Unrealized loss on short-term
    investments available for
    sale.......................                      (2,962)
Net loss.......................   (29,593,362)  (29,593,362)
Comprehensive income...........                 (29,596,324)
                                 ------------  ------------
BALANCE, December 31, 1997.....   (58,441,166)    3,109,304
Issuance of shares under
  employee stock purchase
  plan.........................                     738,968
Exercise of stock options......                      42,713
Non-cash stock-based
  compensation.................                      36,625
Comprehensive income
  Other comprehensive income
    Unrealized loss on short-
      term investments
      available for sale.......                       6,007
    Unrealized gain on foreign
      currency translation.....                         126
                                               ------------
  Other comprehensive income...                       6,133
                                               ------------
Net loss.......................   (23,972,872)  (23,972,872)
                                               ------------
Comprehensive income...........                 (23,966,739)
                                 ------------  ------------
BALANCE, December 31, 1998.....  $(82,414,038) $(20,039,129)
                                 ------------  ------------
                                 ------------  ------------

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             1998            1997            1996
                                                                        --------------  --------------  --------------
OPERATING ACTIVITIES:
  Net Loss............................................................  $  (23,972,873) $  (29,593,362) $  (15,967,335)
Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization.....................................      13,237,234       8,679,036       4,133,904
    Debt discount amortization........................................      10,345,573       9,156,396       1,819,457
    Accrued investment income.........................................         483,502        (389,254)       (263,063)
    Non-cash stock-based compensation.................................          36,625              --              --
    Unrealized gain on foreign currency...............................             117              --              --
Cash provided (used) by changes in operating assets and liabilities:
    Prepaid expenses and other current assets.........................         (21,661)       (156,349)       (613,484)
    Other assets......................................................           2,592        (176,978)        (64,803)
    Accounts payable..................................................         590,390       1,458,978         869,029
    Accrued liabilities...............................................       8,753,736      10,562,777       6,734,378
                                                                        --------------  --------------  --------------
  Net cash provided/(used) by operating activities....................       9,455,235        (458,756)     (3,351,917)
INVESTING ACTIVITIES:
    Purchases of short-term investments...............................     (24,258,982)    (47,962,984)    (32,245,346)
    Sales and maturities of short-term investments....................      56,202,659      45,856,665
    Purchases of fixed assets.........................................     (22,991,701)    (29,767,502)    (20,819,556)
    Other.............................................................           2,622              --         (98,791)
                                                                        --------------  --------------  --------------
  Net cash provided/(used) by investing activities....................       8,954,598     (31,873,821)    (53,163,693)
FINANCING ACTIVITIES:
    Payments on long-term debt........................................      (1,703,222)     (1,045,255)     (6,462,640)
    Borrowings under long-term debt obligations, net of financing
      costs...........................................................              --              --      69,840,270
    Proceeds from sale of common stock, net of issuance costs.........                      28,369,694
    Proceeds from sale of Series C, D & E Preferred stock.............              --              --       1,344,538
    Proceeds from exercise of stock options and issuance of shares
      under employee stock purchase plan..............................         781,681          78,013           4,050
    Contributed capital for warrants..................................              --              --       1,537,623
    Proceeds from exercise of warrants................................              --       1,262,276              --
                                                                        --------------  --------------  --------------
  Net cash provided/(used) by financing activities....................        (921,541)     28,664,728      66,263,841
                                                                        --------------  --------------  --------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS......................      17,488,292      (3,667,849)      9,748,231
CASH AND CASH EQUIVALENTS:
    Beginning of year.................................................      20,199,913      23,867,763      14,119,532
                                                                        --------------  --------------  --------------
    End of year.......................................................  $   37,688,205  $   20,199,914  $   23,867,763
                                                                        --------------  --------------  --------------
                                                                        --------------  --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest............................  $      486,298  $      668,058  $      832,061
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
    Purchase of vehicles financed by capital lease obligations........         504,811         735,970              --
    Purchase of computer equipment financed by capital lease
      obligations.....................................................              --              --         553,065
    Cashless exercises of warrants....................................              --       2,581,426              --

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: ORGANIZATION AND BUSINESS

    GENERAL: Coinstar, Inc. (the "Company") develops, owns and operates a network of automated, self-service coin counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. The Company has increased its installed base every year since inception, and as of December 31, 1998, had an installed base of 4,813 units located in supermarkets and financial institutions in 37 states.

    PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiaries, including Coinstar International, Inc., which was formed for the purpose of exploring the expansion of the Coinstar network internationally. All costs incurred by Coinstar, Inc. and its subsidiaries relating to the development of domestic and international markets are expensed as incurred.

    INITIAL PUBLIC OFFERING: On July 9, 1997, the Company completed its initial public offering of 3,000,000 shares of Common Stock at a purchase price of $10.50 per share for proceeds, net of issuance costs, of $28.4 million. The net proceeds received by the Company have been and will be used (i) predominantly to fund capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) for product research and development, and deployment of enhancements to the Coinstar unit and the coin processing network and (iii) for general corporate purposes.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes funds in transit, which represent amounts being processed by armored carriers or residing in Coinstar units, of $21.8 million and $14.2 million at December 31, 1998 and 1997, respectively.

    SECURITIES AVAILABLE FOR SALE: The Company's investments are all classified as available for sale and are stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders' equity. All of the Company's investments have maturities of one year or less. Realized and unrealized gains or losses at December 31, 1998 and 1997, were insignificant. Fair value is based upon quoted market prices.

    PROPERTY AND EQUIPMENT: Property and equipment are depreciated using the following methods and useful lives:

TYPE OF ASSET                                                              METHOD                  USEFUL LIFE
-------------------------------------------------------------  -------------------------------  ------------------
Coinstar units purchased prior to January 1, 1996............  150% declining balance               60 months
Coinstar units purchased subsequent to                         Straight-line
  January 1, 1996............................................                                       60 months
Installation costs for Coinstar units........................  Straight-line                        36 months
Furniture and equipment......................................  Straight-line                        60 months
Computer equipment...........................................  Straight-line                        36 months
Automobiles and light trucks.................................  Straight-line                        36 months
Leasehold improvements.......................................  Straight-line                     60 to 84 months

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In order to achieve volume discounts, the Company prepurchases certain components of the Coinstar units. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

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

    During 1996, the Company discontinued its preprinted coupon distribution business line. As a result, a provision for additional depreciation in the amount of $329,096 was made to write down the recorded value of coupon dispensing components of the Coinstar units, which are no longer being used in operations, to their estimated fair value. During 1997, the Company upgraded certain components of the Coinstar unit. As a result, a provision for additional depreciation in the amount of $107,054 was made to write down the recorded value of the obsolete equipment. During 1998, the Company reduced the carrying value of certain components of the Coinstar unit resulting in a provision for additional depreciation of $170,097.

    REVENUE RECOGNITION. Coin processing fees are recognized at the time the customers' coins are counted by the Coinstar unit. Units in service with two retail distribution partners in 1997 accounted for approximately 25.6% and 17.2%, respectively, of the Company's revenues. In 1998, two retail distribution partners accounted for approximately 18.7% and 18.9%, respectively, of the Company's revenues.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    The carrying amounts for cash and cash equivalents, short-term investments, and accounts payable approximate fair value because of the short maturity of these instruments.

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    At December 31, 1998 and 1997, the carrying amount and estimated fair value of such financial instruments for which fair value can be determined are as follows:

                                                                                1998                  1997
                                                                        --------------------  --------------------
                                                                        CARRYING     FAIR     CARRYING     FAIR
                                                                         AMOUNT      VALUE     AMOUNT      VALUE
                                                                        ---------  ---------  ---------  ---------
Cash and cash equivalents.............................................  $  37,688  $  37,688  $  20,200  $  20,200
Short-term investments................................................      4,182      4,182     36,603     36,603
Accounts payable......................................................      3,828      3,828      3,238      3,238
Long-term debt........................................................     85,684     76,950     75,356     77,425

    STOCK-BASED COMPENSATION: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, "Accounting for Stock-Based Compensation," has been adopted by the Company for disclosure of certain additional information related to its stock option plans.

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

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3: ACCRUED LIABILITIES

    Accrued liabilities consisted of the following at the respective dates:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Funds in transit...................................................................  $  21,786,686  $  14,175,898
Accrued liabilities for revenue sharing............................................      1,193,000        539,198
Accrued liabilities to service contract providers..................................      1,021,890      1,598,325
Accrued liabilities for taxes......................................................        768,466        571,320
Other..............................................................................      2,214,292      1,368,324
                                                                                     -------------  -------------
                                                                                     $  26,987,334  $  18,253,065
                                                                                     -------------  -------------
                                                                                     -------------  -------------

NOTE 4: LONG-TERM DEBT

    Long-term debt, including current portion, consisted of the following at December 31, 1998 and 1997:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Senior subordinated discount notes, net of unamortized discount of $9,315,551 and
  $19,644,288......................................................................  $  85,684,448  $  75,355,712
Equipment loan, net of unamortized discount of $14,031 and $30,867.................      1,442,460      2,458,334
                                                                                     -------------  -------------
                                                                                        87,126,908     77,814,046
Less current portion...............................................................      1,442,460      1,032,710
                                                                                     -------------  -------------
Long-term debt.....................................................................  $  85,684,448  $  76,781,336
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    EQUIPMENT LOANS: In January 1996, the Company entered into a loan agreement which allows for maximum borrowings of $3,000,000 under specific notes secured by certain Coinstar equipment. During the first six months of 1996, the Company drew the entire $3,000,000. This loan has an effective annual interest rate of 16.6% and is due in monthly installments through October 1999.

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

    The Notes are not redeemable at the option of the Company prior to October 1, 2001, other than from the proceeds of a public equity offering. The Notes are redeemable at the option of the Company, in

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4: LONG-TERM DEBT (CONTINUED)
whole or in part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

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

    Subsequent to the completion of the Company's initial public stock offering and pursuant to a related Notes Registration Rights Agreement between the Company and the initial purchasers of the Notes (the "Registration Rights Agreement"), the Company completed an exchange offer of the Notes to satisfy its obligations under the Registration Rights Agreement. The Notes were exchanged for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

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

    PRINCIPAL PAYMENTS: Scheduled principal payments on long-term debt for the next five years ending December 31, are as follows:

1999...........................................................  $1,456,491
2000...........................................................          --
2001...........................................................          --
2002...........................................................          --
2003...........................................................          --
Thereafter.....................................................  95,000,000
                                                                 ----------
                                                                 96,456,491
Less unamortized discounts, including current portion..........   9,329,583
                                                                 ----------
                                                                 $87,126,908
                                                                 ----------
                                                                 ----------

NOTE 5: COMMITMENTS

    LEASE COMMITMENTS: The Company entered into two lease agreements for office space which commenced April 1, 1997, and September 1, 1997, and expire on March 31, 2002, and August 31, 2004, respectively. The agreements require the Company to pay a portion of operating costs and minimum

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5: COMMITMENTS (CONTINUED)
monthly payments, which escalate annually based on a stated schedule. Each agreement allows the Company to renew each lease for one consecutive period of five years.

    The Company has entered into capital lease agreements to finance the acquisition of certain Coinstar equipment, computer equipment, and automobiles. Title to such assets is retained by the Company. These capital leases have terms of 36 months at imputed interest rates which range from 10.4% to 24.9%. Assets under capital lease obligations aggregated $2,300,694, and $2,193,810, net of $1,122,119 and $1,016,627 of accumulated amortization, at December 31, 1998 and 1997, respectively.

    A summary of the Company's minimum lease obligations as of December 31, 1998, are as follows:

                                                                                          CAPITAL      OPERATING
                                                                                           LEASES        LEASES
                                                                                        ------------  ------------
1999..................................................................................  $    651,391  $  1,265,643
2000..................................................................................       306,232     1,284,138
2001..................................................................................        67,311     1,310,969
2002..................................................................................            --     1,158,608
2003..................................................................................            --     1,122,723
Thereafter............................................................................            --       759,617
                                                                                        ------------  ------------
Total minimum lease commitments.......................................................     1,024,934     6,901,698
                                                                                                      ------------
                                                                                                      ------------

Less amounts representing interest....................................................        95,388
                                                                                        ------------
Present value of lease obligation.....................................................       929,546
Less current portion..................................................................       578,236
                                                                                        ------------
Long-term portion.....................................................................  $    351,310
                                                                                        ------------
                                                                                        ------------

    Rental expense was $1,365,148, $889,506 and $359,842 for the years ended December 31, 1998, 1997 and 1996, respectively.

    SERVICE PROVIDERS: As of December 31, 1998, the Company had outstanding service contracts with several service providers. These contracts generally cover a one- to two-year period and have cancellation clauses ranging from 30 to 60 days.

    PURCHASE COMMITMENTS: The Company has entered into certain purchase agreements with suppliers of Coinstar units which require aggregate purchases in the amount of $11,208,712 in 1999.

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

    LETTER OF CREDIT: As of December 31, 1998 the Company had outstanding secured irrevocable letters of credit with a bank in the amount of $3.7 million. These letters of credit, which expires through

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5: COMMITMENTS (CONTINUED)
June 1999, collateralize the Company's obligations to third parties. As of December 31, 1998, no amounts were outstanding under the letters of credit.

NOTE 6: STOCKHOLDERS' EQUITY

    As a result of the Company's initial public offering, 649,775 shares of Series A and 895,506 shares of Series B Preferred stock outstanding were converted to common stock. Series A shares were converted into shares of the Company's common stock on a one-for-one basis, and Series B shares were converted on a basis of 1.142857 shares of common stock for each share of Preferred stock.

    Pursuant to the terms of Series C, D, and E Preferred Stock agreements, the completion of the Company's initial public offering resulted in the conversion of 4,659,324 shares of Series C, 2,556,471 shares of Series D, and 100,000 shares of Series E Preferred stock on a on-for-one basis into the Company's common stock.

    In connection with various financing transactions, the Company issued warrants which entitled the holders to purchase shares of the Company's common stock and Series B, C, D, E-2, and E-3 Preferred stock. All Preferred stock warrants were converted to common stock warrants upon completion of the Company's initial public offering on a basis of 1.142857 common stock warrants for each Series B Preferred stock warrant, and on a one-for-one basis for the Series C, D, E-2, and E-3 Preferred stock warrants. A summary of the warrants outstanding for the three years in the period ended December 31, 1998, is as follows:

                                                                                  SERIES B                  SERIES C
                                                     COMMON STOCK             PREFERRED STOCK           PREFERRED STOCK
                                               -------------------------  ------------------------  ------------------------
                                               NUMBER OF     EXERCISE      NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                                 SHARES        PRICE        SHARES        PRICE       SHARES        PRICE
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, January 1, 1996.................                                 43,752    $    4.00     1,419,369  $ 3.00-4.00
  Issued.....................................     665,000  $         .01
  Exercised..................................                                                           (92,308)        4.00
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, December 31, 1996                    665,000            .01      43,752         4.00     1,327,061    3.00-4.00
  Issued.....................................
  Exercised..................................    (665,000)           .01     (43,752)        4.00    (1,277,830)   3.00-4.00
  Conversion to common stock warrants........   1,042,981  $  3.25-15.61                                (49,231)        3.25
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, December 31,
  1997 & 1998................................   1,042,981  $  3.25-15.61          --                         --
                                               ----------                 -----------               -----------
                                               ----------                 -----------               -----------

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6: STOCKHOLDERS' EQUITY (CONTINUED)

                                                       SERIES D                  SERIES E-2                SERIES E-3
                                                    PREFERRED STOCK           PREFERRED STOCK           PREFERRED STOCK
                                               -------------------------  ------------------------  ------------------------
                                               NUMBER OF     EXERCISE      NUMBER OF    EXERCISE      NUMBER      EXERCISE
                                                 SHARES        PRICE        SHARES        PRICE      OF SHARES      PRICE
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, January 1, 1996.................     705,891  $        4.25          --    $      --            --  $        --
  Issued.....................................     144,926      4.00-4.25     350,000        11.40       550,000        15.61
  Exercised..................................     (56,471)          4.25          --           --            --           --
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, December 31, 1996...............     794,346      4.00-4.25     350,000        11.40       550,000        15.61
  Issued.....................................
  Exercised..................................    (700,596)     4.00-4.25
  Conversion to common stock warrants........     (93,750)          4.00    (350,000)       11.40      (550,000)       15.61
                                               ----------  -------------  -----------  -----------  -----------  -----------
OUTSTANDING, December 31,
  1997 & 1998................................          --                         --                         --
                                               ----------                 -----------               -----------
                                               ----------                 -----------               -----------

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

    In November 1998, the Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders receive rights to purchase shares of new series of Preferred Stock. The rights are exercisable only if a person or group acquires 20 percent or more of the Company's common stock or announces a tender offer for 20 percent or more of the common stock. If a person acquires 20 percent or more of the Company's common stock, all rightsholders except the purchaser will be entitled to acquire the Company common stock at a 50 percent discount. The rights trade with the common stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20 percent of Coinstar's Common Stock.

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7: INCOME TAXES

    The components of the Company's deferred tax asset at December 31, 1998 and 1997 are as follows:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
Tax loss and credit carryforwards..................................................  $  24,236,000  $  17,901,000
Depreciation and amortization......................................................     (3,614,000)    (1,905,000)
Subordinated debt discount amortization............................................      7,124,000      3,645,000
Other..............................................................................        216,000        231,000
                                                                                     -------------  -------------
                                                                                        27,962,000     19,872,000
Valuation allowance................................................................    (27,962,000)   (19,872,000)
                                                                                     -------------  -------------
                                                                                     $           0  $           0
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    A valuation allowance in the full amount of the net deferred tax asset balances has been established as it is uncertain that the Company will be able to realize such tax assets in the future. At December 31, 1998, the Company had net operating loss and credit carryforwards in the amount of $71,230,000 which expire through 2013.

    The Company recorded deferred tax benefits of $8,113,000, $10,036,000, and $5,422,000 for each of the years ended December 31, 1998, 1997 and 1996. A valuation allowance in the amount of the deferred tax benefit was recorded each year.

NOTE 8: STOCK-BASED COMPENSATION PLANS

    In March 1997, the Company adopted the 1997 Equity Incentive Plan, under which options generally vest over four years and expire after 10 years. The Company has also granted certain options under the 1997 Equity Incentive Plan that have accelerated vesting provisions that are based on specified performance goals being met. If these goals are met, the options vest immediately. If the goals are not met, the options vest after five years. All options with performance-accelerated vesting that were granted in 1998 were vested in 1998. The Equity Incentive Plan is an amendment and restatement of the Company's 1992 Stock Option Plan, as amended. The Company has reserved a total of 2,900,000 shares of common stock for issuance under the 1997 Equity Incentive Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $.10 to $13.94 per share which represented management's best estimate of fair market value at the dates of grant. The Company did not recognize any compensation expense related to the options issued under the 1997 Equity Incentive Plan.

    In March 1997, the Company adopted the Non-Employee Directors' Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has reserved a total of 100,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan. Stock options have been granted to non-employee directors to purchase common stock at prices of $7.75 and $10.00 per share which represents management's best estimate of fair market value at the date of grant. The price ranges of all options exercised were $.25 to $1.50 in 1998, and $.25 to $.70 in 1997. At December 31, 1998,
there were 2,689,450 shares of unissued common stock reserved for issuance, of which options for the purchase of

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8: STOCK-BASED COMPENSATION PLANS (CONTINUED)
1,010,891 shares were available for future grants. Numbers of common and converted Preferred series B shares under the plans are as follows as of December 31:

                                                                 1998                     1997                     1996
                                                        -----------------------  -----------------------  ----------------------
                                                                     WEIGHTED                 WEIGHTED                WEIGHTED
                                                                      AVERAGE                  AVERAGE                 AVERAGE
                                                                     EXERCISE                 EXERCISE                EXERCISE
                                                          SHARES       PRICE       SHARES       PRICE      SHARES       PRICE
                                                        ----------  -----------  ----------  -----------  ---------  -----------
Number of common shares under option:
  Outstanding, beginning of year......................     978,502   $    5.76      614,950   $    0.52     376,550   $    0.37
  Granted.............................................   1,033,944        7.81      544,000        9.93     254,850        0.74
  Series B Preferred options converted to common stock
    options...........................................          --                   39,998        3.50
  Exercised...........................................     (84,636)        .51     (199,078)       0.39     (13,500)       0.30
  Canceled or expired.................................    (249,251)       7.19      (21,368)       6.94      (2,950)       0.51
                                                        ----------               ----------               ---------
Outstanding, end of year..............................   1,678,559        7.08      978,502        5.76     614,950        0.52
                                                        ----------               ----------               ---------
                                                        ----------               ----------               ---------
Exercisable, end of year..............................     464,811   $    5.46      192,385   $    3.52      84,017   $    0.32
                                                        ----------               ----------               ---------
                                                        ----------               ----------               ---------

Number of Series B preferred shares
  under option
  Outstanding, beginning of year......................          --          --       35,000   $    4.00      35,000   $    4.00
  Converted to common stock options...................          --          --      (35,000)       4.00          --          --
                                                        ----------               ----------               ---------
Outstanding, end of year..............................          --          --           --          --      35,000        4.00
                                                        ----------               ----------               ---------
                                                        ----------               ----------               ---------
Exercisable, end of year..............................          --          --           --          --      35,000   $    4.00
                                                        ----------               ----------               ---------
                                                        ----------               ----------               ---------

    As a result of the Company's initial public offering, all Series B Preferred stock options converted to common stock options on a 1.142857 to one basis.

    The following table summarizes information about common stock options outstanding at December 31, 1998:

                                               OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                           ------------------------------------------------------------  -----------------------------------
                           NUMBER OF OPTIONS     WEIGHTED AVERAGE                        NUMBER OF OPTIONS
                            OUTSTANDING AT           REMAINING         WEIGHTED AVERAGE   EXERCISABLE AT    WEIGHTED AVERAGE
 EXERCISE PRICE            DECEMBER 31, 1998     CONTRACTUAL LIFE       EXERCISE PRICE   DECEMBER 31, 1998   EXERCISE PRICE
-------------------------  -----------------  -----------------------  ----------------  -----------------  ----------------
 $0.25-3.50..............         317,685                 6.81            $     0.98           229,491         $     1.09
  3.75-7.75..............         114,226                 9.69                  5.66            22,726               7.75
  8.00-8.00..............         696,356                 9.11                  8.00                 0
  8.13-9.50..............         137,200                 9.27                  8.79            12,250               8.52
 10.00-13.94.............         413,092                 8.17                 10.03           200,344              10.03
                           -----------------               ---               -------           -------            -------
                                1,678,559                 8.49            $     7.08           464,811         $     5.46
                           -----------------                                                   -------
                           -----------------                                                   -------

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8: STOCK-BASED COMPENSATION PLANS (CONTINUED)
    In March 1997, the Company adopted the Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The Company has reserved a total of 200,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. No shares were issued under the ESPP during 1997. As of December 31, 1998, payroll deductions totaling $994,642 on behalf of approximately 249 employees were collected for the purchase of shares. Actual shares purchased by participating employees as of December 31, 1998 totaled 98,239 at an average price of $7.52.

    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option grants. The weighted average fair value of options granted during 1998, 1997, and 1996 were $3.46, $2.80 and $.20, respectively. The fair value of each option granted during 1998, 1997, and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; weighted .49 stock volality for 1998; .48 stock volality for 1997 and no stock volatility for 1996; risk-free interest rates from 4.2% to 6.95%; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                                                    DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Net loss:
  As reported....................................................  $  (23,972,872) $  (29,593,362) $  (15,967,335)
  Pro forma......................................................     (25,512,452)    (30,211,943)    (15,981,530)
Net loss per share, basic and diluted:
  As reported....................................................           (1.58)          (3.81)         (20.37)
  Pro forma......................................................           (1.68)          (3.89)         (20.39)

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

NOTE 9: LOSS PER SHARE

    The weighted average number of shares outstanding used to compute basic and diluted loss per share were 15,150,463, 7,761,425, and 783,690 for the years ended December 31, 1998, 1997, and 1996,

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9: LOSS PER SHARE (CONTINUED)
respectively. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share are calculated based on the same weighted average number of shares outstanding.

    The following warrants, options and Preferred stock were not included in the computation of diluted loss per share, as of December 31, because the effect was antidilutive:

                                              1998                        1997                         1996
                                    -------------------------  ---------------------------  ---------------------------
                                                  EXERCISE                    EXERCISE                     EXERCISE
                                      NUMBER        PRICE        NUMBER         PRICE         NUMBER         PRICE
                                    ----------  -------------  ----------  ---------------  ----------  ---------------
Stock warrants....................   1,042,981  $  3.25-15.61   1,042,981  $    4.00-15.61   3,730,159  $    0.01-15.61
Common stock options..............   1,668,559      .25-13.94     978,502       0.25-13.94     649,950        0.25-1.50
Preferred stock...................          --             --          --               --   8,861,076               --

NOTE 10: RETIREMENT PLAN

    In July 1995, the Company adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 (the "Plan") for all employees who satisfy the age and service requirements under the Plan. The Plan is funded by voluntary employee salary deferral of up to 15% of annual compensation and employer matching contributions of up to 6% of annual compensation. Effective October 1, 1998, the Company adopted an amendment to the plan, whereby participating employees are 100% vested for the Company matched contributions. The Company has contributed $170,243 and $36,297 to the plan for the years ended December 31, 1998 and 1997.

NOTE 11: LEGAL PROCEEDINGS

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

NOTE 12: TERMINATION OF SUPPLIER RELATIONSHIP

    The Company has invented and introduced new proprietary coin counting technology that is capable of being used in the Coinstar units. The Company previously purchased the coin counter components of the Coinstar unit solely from Scan Coin, pursuant to an agreement that may be terminated by either party with six months notice at any time on or after June 30, 1999. In March 1997, the Company entered into a non-binding letter of intent with Scan Coin for a new agreement. Subsequently Scan Coin indicated that

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 12: TERMINATION OF SUPPLIER RELATIONSHIP (CONTINUED) the use of any coin counter in the Coinstar units other than the coin counting device supplied by Scan Coin prior to June 30, 1999 would violate the prior supply agreement between Scan Coin and the Company. Scan Coin also reserved the right to assert ownership of any of the Company's intellectual property that can be deemed an improvement or development of Scan Coin's intellectual property. The Company believes that the pertinent sections of the agreements with Scan Coin have been superseded through course of dealing. Moreover, the Company believes that Scan Coin has no claim on any of the Company's intellectual property. The Company has evaluated Scan Coin's claims and believes they are without merit. However, the Company believes that even if it is determined that the prior supply agreements are effective and the Company's use of the new coin counting technology violates these agreements, an amount that may compensate Scan Coin's claims under the agreements, would not be material to the Company's business. Accordingly, the Company responded to Scan Coin, declaring that it does not agree with Scan Coin's claims related to the agreements, and that Scan Coin has no valid claim on any Company owned or licensed intellectual property. On September 8, 1998 Scan Coin informed the Company that the Company was in breach of the original agreement and that the Company had thirty (30) days to cure the default. Scan Coin also restated its claim to certain intellectual property owned by the Company. The Company responded on September 16, 1998 indicating that the Company repudiates all claims made by Scan Coin in its letter. The Company will continue to attempt to settle this dispute amicably with Scan Coin.

NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Following is a presentation of selected financial data for each of the four quarters of 1998 and 1997:

                                                                              THREE MONTHS ENDED
                                           -----------------------------------------------------------------------------------------
                                            DEC. 31,     SEPT. 30,    JUNE 30,     MARCH 31,    DEC. 31,     SEPT. 30,    JUNE 30,
                                              1998         1998         1998         1998         1997         1997         1997
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Revenue..................................   $  14,802    $  13,576    $  10,472    $   8,823    $   7,957    $   7,762    $   5,294
Expenses:
  Direct operating.......................       7,458        7,141        6,142        5,823        5,208        5,276        3,966
  Regional sales and marketing...........       1,077          930          854          917          689          798          972
  Product research and development.......       1,138          867        1,329        1,410        1,644        1,637        1,640
  Selling, general and administrative....       3,579        3,531        3,726        3,276        3,252        2,669        2,630
  Depreciation and amortization..........       3,669        3,635        3,120        2,813        2,539        2,297        2,158
Loss from operations.....................      (2,119)      (2,528)      (4,699)      (5,416)      (5,375)   $  (4,915)   $  (6,072)
  Other income (expense):
  Interest income........................         206          273          386          501          597          710          440
  Interest expense.......................      (2,827)      (2,758)      (2,660)      (2,571)      (2,563)      (2,499)      (2,415)
  Other income...........................          78           59           63           39
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net loss.................................   $  (4,661)   $  (4,954)   $  (6,910)   $  (7,447)   $  (7,341)   $  (6,704)   $  (8,047)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Loss per share, basic and Diluted........   $    (.31)   $    (.33)   $    (.46)   $    (.49)   $    (.49)   $    (.48)   $   (8.18)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Weighted average shares outstanding,
  basic and diluted......................      15,216       15,187       15,116       15,080       15,029       13,906          984
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                            MARCH 31,
                                              1997
                                           -----------

Statements of Operations Data:
Revenue..................................   $   3,995
Expenses:
  Direct operating.......................       3,450
  Regional sales and marketing...........         630
  Product research and development.......       1,441
  Selling, general and administrative....       2,528
  Depreciation and amortization..........       1,684
Loss from operations.....................   $  (5,738)
  Other income (expense):
  Interest income........................         580
  Interest expense.......................      (2,344)
  Other income...........................
                                           -----------
Net loss.................................   $  (7,502)
                                           -----------
                                           -----------
Loss per share, basic and Diluted........       (8.31)
                                           -----------
                                           -----------
Weighted average shares outstanding,
  basic and diluted......................         903
                                           -----------
                                           -----------

                        COINSTAR, INC. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14: BUSINESS SEGMENT INFORMATION

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION establishes standards for the way that companies report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

    The Company generates substantially all of its revenues through a common delivery infrastructure, and therefore the Company has only one reportable segment. Substantially all revenues are generated from domestic sources. Substantially all Company long-lived assets are physically located within the United States.

NOTE 15: SUBSEQUENT EVENT

    On February 19, 1999, Coinstar entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides Coinstar with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The amounts available under the term loans will increase to $7,500,000 per Lender after Coinstar has satisfied certain debt ratios.

    In connection with the Credit Agreement, Coinstar issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. Coinstar has agreed, pursuant to Registration Rights Agreements with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which Coinstar has satisfied all of its obligations under the Credit Agreement (the "Termination Date"). Coinstar must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Agreements also obligate Coinstar to include the common stock issuable upon exercise of the warrants in certain registration statements it may file.