Form 10-Q
period 1999-03-31
COINSTAR INC
filed 1999-05-17
CIK 941604

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

                  FOR THREE MONTH PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22555
                            ------------------------

                                 COINSTAR, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             94-3156448
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              Identification No.)
      1800 114TH AVENUE SE, BELLEVUE,
                 WASHINGTON

  (Address of principal executive offices)                98004
                                                       (Zip Code)

                                 (425) 943-8000
              (Registrant's telephone number, including area code)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT APRIL 30, 1999
       Common Stock, $0.001 par value                           15,508,560

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.     FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements:
            Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
            December 31, 1998.........................................................................      3
            Consolidated Statements of Operations for the three month periods ended
            March 31, 1999 and 1998 (unaudited).......................................................      4
            Consolidated Statement of Stockholders' Equity (Deficit) for the three month period ended
            March 31, 1999 (unaudited)................................................................      5
            Consolidated Statements of Cash Flows for the three month periods ended
            March 31, 1999 and 1998 (unaudited).......................................................      6
            Notes to Consolidated Financial Statements for the three month periods ended March 31,
            1999 and 1998.............................................................................      7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....     10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................     27
PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings.........................................................................     28
Item 2.     Changes in Securities and Use of Proceeds.................................................     28
Item 6.     Exhibits and Reports on Form 8-K..........................................................     29
SIGNATURES............................................................................................     31
EXHIBIT INDEX.........................................................................................     32

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                         1999            1998
                                                                                    --------------  --------------
                                                                                     (UNAUDITED)
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $   37,865,222  $   37,688,205
  Short-term investments available for sale.......................................       2,098,645       4,182,315
  Prepaid expenses and other current assets.......................................       1,582,336       1,043,010
                                                                                    --------------  --------------

  Total current assets............................................................      41,546,203      42,913,530
PROPERTY AND EQUIPMENT:
  Coinstar units..................................................................      77,866,918      73,191,704
  Computers.......................................................................       3,271,536       3,060,899
  Office furniture and equipment..................................................       1,208,821       1,191,221
  Leased vehicles.................................................................       2,022,555       1,637,647
  Leasehold improvements..........................................................         437,593         437,593
  Coinstar components.............................................................          64,875          94,865
                                                                                    --------------  --------------
                                                                                        84,872,298      79,613,929
  Accumulated depreciation........................................................     (30,195,857)    (26,263,528)
                                                                                    --------------  --------------
                                                                                        54,676,441      53,350,401
OTHER ASSETS......................................................................       3,062,723       2,569,187
                                                                                    --------------  --------------
TOTAL.............................................................................  $   99,285,367  $   98,833,118
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable................................................................  $    4,717,837  $    3,828,459
  Accrued liabilities.............................................................      27,700,156      26,987,334
  Current portion of long-term debt and capital lease obligations.................       1,777,849       2,020,696
                                                                                    --------------  --------------
  Total current liabilities.......................................................      34,195,842      32,836,489
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS......................................      88,162,731      86,035,758
                                                                                    --------------  --------------

  Total liabilities...............................................................     122,358,573     118,872,247
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock....................................................................      62,531,295      61,858,154
  Contributed capital for warrants................................................       1,347,035         513,584
  Accumulated other comprehensive income..........................................          (3,043)          3,171
  Accumulated deficit.............................................................     (86,948,493)    (82,414,038)
                                                                                    --------------  --------------
  Total stockholders' (deficit)...................................................     (23,073,206)    (20,039,129)
                                                                                    --------------  --------------
TOTAL.............................................................................  $   99,285,367  $   98,833,118
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                         THREE MONTH PERIODS
                                                                                           ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
REVENUE............................................................................  $  15,791,424  $   8,822,835
EXPENSES:
  Direct operating.................................................................      7,938,563      5,823,711
  Regional sales and marketing.....................................................      1,318,144        916,896
  Product research and development.................................................        939,915      1,409,817
  Selling, general, and administrative.............................................      3,380,651      3,275,628
  Depreciation and amortization....................................................      4,102,747      2,813,277
                                                                                     -------------  -------------
  Loss from operations.............................................................     (1,888,596)    (5,416,494)
OTHER INCOME (EXPENSE):
  Interest income..................................................................        162,636        501,407
  Interest expense.................................................................     (2,850,614)    (2,571,057)
  Other Income.....................................................................         42,119         39,108
                                                                                     -------------  -------------
NET LOSS...........................................................................  $  (4,534,455) $  (7,447,036)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
  Net loss per share, basic and diluted............................................  $       (0.30) $       (0.49)
                                                                                     -------------  -------------
  Weighted average shares outstanding, basic and diluted...........................     15,357,980     15,079,985
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                                  (UNAUDITED)

                                                                                               ACCU.
                                                            COMMON STOCK        CONTRIBUTED    OTHER
                                                       -----------------------  CAPITAL FOR    COMP.    ACCUMULATED
                                                         SHARES      AMOUNT      WARRANTS     INCOME      DEFICIT         TOTAL
                                                       ----------  -----------  -----------   -------  -------------   ------------
BALANCE, January 1, 1999.............................  15,217,504  $61,858,154  $  513,584    $ 3,171  $(82,414,038)   $(20,039,129)
Issuance of shares under employee stock purchase
  plan...............................................      35,446      304,664                                              304,664
Exercise of stock options............................     129,200      309,550                                              309,550
Exercise of stock warrants...........................      59,461       58,927     (58,927)
Issuance of warrants under revolving credit
  facility...........................................                              723,211                                  723,211
Issuance of warrants for acquisition of assets.......                              169,167                                  169,167
Comprehensive income.................................
  Other comprehensive income.........................
  Unrealized loss on short-term investments available
    for sale.........................................                                          (5,298)                       (5,298)
  Unrealized gain on foreign currency translation....                                            (916)                         (916)
  Other comprehensive income.........................                                                                        (6,214)
Net loss.............................................                                                    (4,534,455)     (4,534,455)
Comprehensive income.................................                                                                    (4,540,669)
                                                       ----------  -----------  -----------   -------  -------------   ------------
BALANCE, March 31,1999...............................  15,441,611  $62,531,295  $1,347,035    $(3,043) $(86,948,493)   $(23,073,206)
                                                       ----------  -----------  -----------   -------  -------------   ------------
                                                       ----------  -----------  -----------   -------  -------------   ------------

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          FOR THE THREE MONTH
                                                                                             PERIODS ENDED
                                                                                               MARCH 31,
                                                                                     -----------------------------
                                                                                         1999            1998
                                                                                     -------------  --------------
OPERATING ACTIVITIES:
Net loss...........................................................................  $  (4,534,455) $   (7,447,036)
Adjustments to reconcile net loss to net cash used by operating activities:........
  Depreciation and amortization....................................................      4,102,747       2,813,277
  Debt discount amortization.......................................................      2,765,950       2,433,187
  Accrued investment income........................................................         79,528         164,509
  Non-cash stock-based compensation................................................             --          10,754
  Unrealized loss on cash equivalents..............................................         (5,298)             --
  Unrealized loss on foreign currency translation..................................           (916)             --
CASH PROVIDED (USED) BY CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Prepaid expenses and other current assets........................................       (500,466)        (88,551)
  Other assets.....................................................................        (85,664)            588
  Accounts payable.................................................................        889,378         481,235
  Accrued liabilities..............................................................        721,960      (1,256,764)
                                                                                     -------------  --------------
Net cash provided/(used) by operating activities...................................      3,432,764      (2,888,801)
INVESTING ACTIVITIES:
  Purchase of short-term investments...............................................             --     (15,537,936)
  Sale of short-term investments...................................................      2,004,140      19,998,755
  Purchase of fixed assets.........................................................     (4,986,790)     (4,735,679)
  Costs to dispose of equipment....................................................           (923)             --
                                                                                     -------------  --------------
  Net cash provided/(used) by investing activities.................................     (2,983,573)       (274,860)
FINANCING ACTIVITIES:
  Principal payments on long-term debt.............................................       (467,257)       (407,920)
  Financing costs associated with long term credit facility........................       (419,133)             --
  Proceeds from exercise of stock options and employee stock purchase plan.........        614,214         429,614
                                                                                     -------------  --------------
  Net cash provided/(used) by financing activities.................................       (272,176)         21,694
                                                                                     -------------  --------------
INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS..................................        177,017      (3,141,967)
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................................................     37,688,205      20,199,913
                                                                                     -------------  --------------
  End of period....................................................................  $  37,865,222  $   17,057,946
                                                                                     -------------  --------------
                                                                                     -------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.........................................  $     109,731  $      141,952
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease obligation........................        308,235          74,637
  Cash less exercise of warrants...................................................        137,156              --
  Purchase of assets with warrants.................................................        169,167              --
  Issuance of warrants under revolving credit facility.............................        723,211              --

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The unaudited consolidated financial statements of Coinstar, Inc. and its wholly-owned subsidiaries (collectively, the "Company", "we" and "us") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented.

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 1998 filed with the SEC. The results of operations for the three month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiaries Coinstar International, Inc., and Myshoppinglist.com, Inc.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

NOTE 2: LETTERS OF CREDIT

    As of March 31, 1999 we had available secured irrevocable letters of credit with a bank which totaled $2.9 million. These letters of credit, which expire through August 1999, are available to collateralize certain obligations to third parties. As of March 31, 1999, no amounts were outstanding under these letters of credit agreements.

NOTE 3: LEGAL PROCEEDINGS

    On June 18, 1997 we filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc., one of our competitors, based on alleged infringement of one of our United States patents. On June 27, 1997 CoinBank answered our patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of this patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998 the court, in response to cross motions for summary judgment filed by both parties, held that some of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998 we added our most recently issued patent to the pending litigation by agreement of the parties. We cannot

                        COINSTAR, INC. AND SUBSIDIARIES
assure you that we will prevail in our patent infringement claim against CoinBank or on any claim that may be filed by CoinBank against us or, that as a result of the patent infringement claim, our patents will not be limited in scope or found to be invalid.

    On May 11, 1999, we received information that we were among a number of entities named in a lawsuit filed in United States District Court, for the District of New Jersey. We understand through conversations with one of the other parties to the suit, that this lawsuit concerns a fire that caused considerable damage to a supermarket and shopping mall. We have not been served, and we have not had an opportunity to review the lawsuit or the claims against us. We don't believe that we are responsible for the damage caused by the fire. However, there can be no assurance that the claims are without merit or that the company will prevail in any litigation. No amounts for estimated damages have been accrued in the accompanying financial statements.

NOTE 4: TERMINATION OF SUPPLIER RELATIONSHIP

    Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. Through our and Scan Coin's conduct over time and our course of business with each other, we believe important sections of the agreement are now void. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the original supply agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. We have not responded to this letter. We will continue to attempt to settle this dispute amicably with Scan Coin. We believe that Scan Coin has no claim on any of our intellectual property. We have evaluated Scan Coin's claims and believe they are meritless. However, even if it is determined that the prior agreement and amendments are still effective and our use of the new coin counting technology violates these agreements, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness. No amounts for estimated damages have been accrued in the accompanying financial statements.

NOTE 5: REVOLVING CREDIT FACILITY

    On February 19, 1999 we entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. (the Bank Austria and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides us with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, restrict our ability to pay dividends. In addition, amounts available under the term loans will increase to $7.5 million per Lender after we have satisfied certain debt ratios.

                        COINSTAR, INC. AND SUBSIDIARIES

    In connection with the Credit Agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.18 per share. The values of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts which are being amortized ratably over the term of the related debt. We have agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under the Credit Agreement and the Lenders have no further commitment to make loans or extend credit under the Credit Agreement (the "Loan Termination Date"). We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Loan Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligate us to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

NOTE 6: NONCASH ASSET ACQUISITION

    In March, 1999 we acquired assets consisting of internet domain names, software, fixed assets, contracts, and web site content from Compucook, Inc. In consideration for the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004.

NOTE 7: SUBSEQUENT EVENT

    On April 15, 1999 we acquired certain assets consisting of internet domain names, fixed assets, contracts, and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, we issued 25,000 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING US, OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" HEREIN AND IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. YOU ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    We are the first and only company to provide a national network of self-service coin-counting machines. Through our partnerships with approximately 150 retail distributors, we currently operate more than 5,400 Coinstar units in approximately 65 regional markets across the United States. Since inception, our network has counted and processed more than 44 million customer transactions worth over $1.3 billion. We installed the first Coinstar unit in 1993 and since January 1, 1996 we have installed an average of 1,517 Coinstar units per year. We believe that our rapid growth is due to our intelligent network and highly trained field service organization that have enabled us to maintain a system-wide Coinstar unit availability of 98%.

    We currently derive substantially all our revenues from coin processing services generated by our installed base of Coinstar units located in supermarket chains in 37 states across the country. We generate revenues based on a processing fee charged on the total dollar amount of coins processed in a transaction. In December 1998, we changed this processing fee at most locations to 8.9% from the previous rate of 7.5%. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as awareness levels of the service increase, driving initial trial and repeat usage for the service. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote awareness of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases.

    We established a wholly-owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. At the present time, Coinstar International is piloting an eight store test in Canada to determine the viability of the Canadian market for our services and is piloting eight Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in certain other European countries. We established a wholly-owed subsidiary, Myshoppinglist.com, Inc., in December 1998 to explore the development and deployment of electronic commerce technology.

    Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit sustaining engineering and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

    Since 1995, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $86.9 million as of March 31, 1999. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail distribution partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail distribution partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail distribution partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

    The following table shows revenue and expense as a percent of revenue for the quarters ending:

                                                                                              THREE MONTHS
                                                                                                  ENDED
                                                                                                MARCH 31,
                                                                                            -----------------
                                                                                             1999      1998
                                                                                            -------   -------
Revenue...................................................................................    100.0%    100.0%
Expenses:
Direct operating..........................................................................     50.3      66.0
Regional sales and marketing..............................................................      8.3      10.4
Product research and development..........................................................      6.0      16.0
Selling, general, and administrative......................................................     21.4      37.1
Depreciation and amortization.............................................................     26.0      31.9
                                                                                            -------   -------
Loss from operations......................................................................    (12.0)%   (61.4)%
                                                                                            -------   -------
                                                                                            -------   -------

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

    REVENUE

    Revenue increased by 79.5% to $15.8 million for the quarter ended March 31, 1999 from $8.8 million in the comparable 1998 period. The increase was due to
(1) the increase in the number of Coinstar units in service during the 1999 period, (2) the increase in the volume of coins processed by the units in service during this period, and (3) the increase in the service fee from 7.5% to 8.9% in December 1998. The installed base of Coinstar units increased to 5,241 as of March 31, 1999 from 3,531 units as of March 31, 1998. The dollar value of coins processed increased to $177.2 million during the quarter ended March 31, 1999 from $117.3 million in the comparable 1998 period.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased to $7.9 million for the quarter ended March 31, 1999 from $5.8 million in the comparable 1998 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing resulting from the increase in December 1998 of the amount of service fee that we share with our retail partners, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into six new regional markets. Direct operating expenses as a percentage of revenue decreased to 50.3% in the quarter ended March 31, 1999 from 66.0% in the comparable 1998 period. The decrease in direct operating expenses as a percentage of revenue was the result of (1) the realization of coin pickup and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased to $1.3 million for the quarter ended March 31, 1999 from $917,000 in the comparable 1998 period. The increase in regional marketing expense was the result of an increased level of radio and television advertising in selected markets, offset partially by a decrease in new market launches and promotional activity. Regional sales and marketing as a percentage of revenue decreased to 8.3% in the quarter ended March 31, 1999 from 10.4% in the comparable 1998 period. The decrease in regional sales and marketing as a percentage of revenue was the result of (1) increasing volumes processed by the network, and (2) lower advertising costs per unit as we increase the density of units within a region.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased to $940,000 for the quarter ended March 31, 1999 from $1.4 million in the comparable 1998 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology and the completion of our new operating system. Product research and development as a percentage of revenue decreased to 6.0% in the quarter ended March 31, 1999 from 16.0% in the comparable 1998 period. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense increased to $3.4 million for the quarter ended March 31, 1999 from $3.3 million in the comparable 1998 period. Selling, general and administrative as a percentage of revenue decreased to 21.4.% in the quarter ended March 31, 1999 from 37.1% in the comparable 1998 period. The decrease in selling, general, and administrative as a percentage of revenue was the result of

(1) increasing volumes processed by the network combined with (2) the realization of improved operating efficiencies.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased to $4.1 million for the quarter ended March 31, 1999 from $2.8 million in the comparable 1998 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 26.0% in the quarter ended March 31, 1999 from 31.9% in the comparable 1998 period. During the quarter, we wrote off certain obsolete equipment resulting in a one time charge of $68,000 during the period. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. We expect depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    We generated other income of $42,000 for the quarter ended March 31, 1999 due to the subleasing of excess office space. On March 12, 1999 this third party lessor announced that it was suspending its operations and vacated the space as of March 31, 1999. We are currently evaluating alternative subleasing arrangements. However, we believe that this event will not have a material adverse impact on our results of operations.

    Interest income decreased to $163,000 for the quarter ended March 31, 1999 from $501,000 in the comparable 1998 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $2.9 million for the quarter ended March 31, 1999 from $2.6 million in the comparable 1998 period. The increase was primarily due to the accretion of the Senior Subordinated Discount Notes due 2006 ("the Notes"). No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased to $4.5 million for the three month quarter ended March 31, 1999 from $7.4 million in the comparable 1997 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999 we had cash and cash equivalents of $37.9 million, short-term investments of $2.1 million and working capital of $7.4 million. Cash and cash equivalents include $21.5 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $3.4 million for the quarter ended March 31, 1999 compared to net cash used in operating activities of $2.9 million for the comparable period in 1998. The principal use of cash was to fund net operating losses incurred, offset by depreciation, other non-cash charges including discount accretion on the Notes, and an increase in accounts payable and accrued liabilities.

    Net cash used by investing activities for the three month ended March 31, 1999 was $3.0 million and $275,000 in comparable period in 1998. Capital expenditures during the quarter ended March 31, 1999 were $5.0 million and in the comparable 1998 period were $4.7 million. The majority of capital expenditures consist of the purchase of Coinstar units.

    Net cash used by financing activities for the three month ended March 31, 1999 was $272,000, which principally was the result of the repayment of long term debt and the payment of fees associated with the closing of the long term Credit Agreement. The use of funds was partially offset by the proceeds from the exercise of stock options and employee stock purchases. Net cash provided by financing activities for the comparable 1998 period was $22,000, which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long term debt.

    As of March 31, 1999 we had available secured irrevocable letters of credit with a bank which totaled $2.9 million. These letters of credit, which expire through August 1999, are available to collateralize certain obligations to third parties. As of March 31, 1999, no amounts were outstanding under these letters of credit agreements.

    On February 19, 1999 we entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. (the Bank Austria and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides us with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, restrict our ability to pay dividends. In addition, amounts available under the term loans will increase to $7.5 million per Lender after we have satisfied certain debt ratios.

    In connection with the Credit Agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.18 per share. The values of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts which are being amortized ratably over the term of the related debt. We have agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under the Credit Agreement and the Lenders have no further commitment to make loans or extend credit under the Credit Agreement (the "Loan Termination Date"). We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Loan Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligates us to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

    In March, 1999 we acquired assets consisting of internet domain names, software, fixed assets, contracts, and web site content from Compucook, Inc. In consideration for the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired certain assets consisting of internet domain names, fixed assets, contracts, and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, we issued 25,000 shares of common stock.

    As of March 31, 1999 we also had outstanding $88.4 million of our 13.0% Senior Subordinated Discount Notes due 2006 ("the Notes"). The indebtedness associated with the Notes will accrete to $95.0 million by October 1999. We must begin paying cash interest on the Notes in April 2000. Beginning at that time, we will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Indenture governing the Notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

    We believe existing cash equivalents, short-term investments, and our Credit Agreement will be sufficient to fund our cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate and to fund the pilot deployment of Coinstar units internationally for at least the next twelve months. The extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements. See "Risk Factors--Our future operating results remain uncertain," "--Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors," and "--We have substantial indebtedness."

QUARTERLY FINANCIAL RESULTS

    The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                                                  THREE MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                    JUNE 30,   SEP. 30,  DEC. 31,  MAR. 31,  JUNE 30,  SEP. 30,  DEC. 31,  MAR. 31,
                                                      1997       1997      1997      1998      1998      1998      1998      1999
                                                    --------   --------  --------  --------  --------  --------  --------  --------
                                                                     (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...........................................  $ 5,294    $  7,762  $  7,957  $  8,823  $ 10,472  $ 13,576  $ 14,802    15,791
Expenses:
Direct operating..................................    3,966       5,276     5,208     5,823     6,142     7,141     7,458     7,939
Regional sales and marketing......................      972         798       689       917       854       930     1,077     1,318
Product research and development..................    1,640       1,637     1,644     1,410     1,329       867     1,138       940
Selling, general and administrative...............    2,630       2,669     3,252     3,276     3,726     3,531     3,579     3,381
Depreciation and amortization.....................    2,158       2,297     2,539     2,813     3,120     3,635     3,669     4,102
Loss from operations..............................  $(6,072)   $ (4,915) $ (5,375) $ (5,416) $ (4,699) $ (2,528) $ (2,119) $ (1,889)

OTHER DATA:
Number of new Coinstar units installed during the
  period..........................................      406         400       469       327       501       405       376       428
Installed base of Coinstar units at end of
  period..........................................    2,335       2,735     3,204     3,531     4,032     4,437     4,813     5,241
Average age of network for the period (months)....      9.3        10.6      11.7      13.4      14.8      15.8      17.5      19.2
Number of regional markets........................       33          35        40        42        49        57        58        64
Dollar value of coins processed...................  $70,626    $103,442  $105,692  $117,298  $139,227  $180,600  $186,166  $177,248
Direct contribution(1)............................  $ 1,328    $  2,486  $  2,749  $  3,000  $  4,330  $  6,435  $  7,344  $  7,852
EBITDA (4)........................................  $(3,914)   $ (2,618) $ (2,836) $ (2,603) $ (1,579) $  1,107  $  1,550  $  2,213
Annualized revenue per average installed
  unit(2).........................................  $ 9,939    $ 12,284  $ 10,907  $ 10,597  $ 11,195  $ 12,703  $ 12,937  $ 12,699
Annualized direct contribution per average
  installed unit(1)(2)............................  $ 2,494    $  3,935  $  3,768  $  3,601  $  4,568  $  6,021  $  6,405  $  6,331
International development costs(3)                       --          --        --  $     28  $    241  $    116  $    369  $    275

------------------------------

(1) Direct contribution (loss) is defined as revenue less direct operating expenses. We use direct contribution (loss) as a measure of operating performance to assist in understanding our operating results. Direct contribution (loss) is not a measure of financial performance under GAAP and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

(2) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

(3) International development costs represent the costs incurred by Coinstar International related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued on April 13, 1998.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding a company's ability to service and/or incur indebtedness.

    Based on our limited operating history, we believe that coin processing volumes have been affected by seasonality; in particular, coin processing volumes are lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to our limited operating history and the lack of comparable companies engaged in the coin processing business.

    In addition to fluctuations in revenue resulting from factors affecting customer usage, timing of unit installations will result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail distribution partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

    Quarterly losses from operations during the periods presented were the result of higher direct operating expenses associated with the significant increase in our installed base, higher depreciation and amortization expense from the expansion of the installed base and the significantly higher level of systems infrastructure and management personnel to support our accelerated growth. We expect to continue to incur substantial operating losses from operations as we continue to increase our installed base of Coinstar units.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

EFFECTS OF YEAR 2000 ON THE COMPUTER PROGRAMS AND SYSTEMS

    Many currently installed computer systems and software programs were designed to use only a two-digit year field. These year fields will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. We rely on computer applications for our coin processing machines and to manage and monitor our accounting and administrative functions. Such failure or malfunction could cause disruption of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, our retail distribution partners, suppliers and service providers (including financial institutions) rely upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with us. Failure or malfunction of our software or that of our retail distribution partner's, suppliers or service providers could seriously harm our business, financial condition and results of operations and on our ability to achieve sufficient cash flow service to our indebtedness.

    During the second and third quarters of 1998, we undertook a program to identify, test, and evaluate our internal operating systems to determine the impact of the year 2000 on these systems. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the internal operating systems, we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century.

    We completed our review of the year 2000 impact on our retail partners, suppliers, and service providers in the first quarter of 1999. Our partners have made, and continue to make, significant progress towards completing their year 2000 projects. We have not incurred any significant costs in reviewing our systems or those of our retail distribution partners, suppliers or service providers for year 2000 compliance. We do not foresee any significant harm from our partners' year 2000 issues. We will continue to monitor the status of our partners' year 2000 activities.

    We will complete our year 2000 contingency planning during the second quarter of 1999. This planning involves an assessment of problem scenarios that could disrupt critical business functions and the steps to be taken to minimize the risk and impact of these problems. Accordingly, we have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant.

RISK FACTORS

WE HAVE A HISTORY OF SUSTAINED OPERATING LOSSES AND WE EXPECT SUCH LOSSES TO
  CONTINUE.

    We have incurred substantial losses since inception in 1991. Our net loss was $16.0 million for 1996, $29.6 million for 1997 and $24.0 million for 1998. As of March 31, 1999 we had an accumulated deficit of $86.9 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters and depreciation and amortization. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements.

WE HAVE A LIMITED OPERATING HISTORY AND FACE UNCERTAINTY IN OUR ABILITY TO
  BECOME A PROFITABLE COMPANY.

    After several years of development, we commenced commercial deployment of Coinstar units in 1994 and placed approximately 95% of our current installed base in 1996, 1997, 1998 and the first three months of 1999. Therefore, you have limited historical financial information on which to base an evaluation of our performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and operation, particularly companies in new or rapidly evolving markets. We cannot be certain that we will install a sufficient number of our Coinstar units or obtain sufficient market acceptance to allow us to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expenses and debt service obligations.

OUR COIN PROCESSING SERVICE IS OUR SOLE SOURCE OF REVENUE AND OUR CURRENT MARKET
  IS LIMITED.

    We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenues from the operation of Coinstar units. Accordingly, market acceptance of our coin processing service is critical to our future success. Since there is only a limited current market for our coin processing service, we cannot assure you that an acceptable level of demand will be achieved or sustained. If sufficient demand for our coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

OUR FUTURE OPERATING RESULTS REMAIN UNCERTAIN.

    You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail distribution partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and on customer utilization of our service. Our future operating results will depend upon many other factors, including:

    - the level of product and price competition,

    - the service fee we charge consumers to use our service, which we recently changed to 8.9% and may change in the future,

    - the amount of our processing fee that we share with our retail partners,

    - our success in expanding our network and managing our growth,

    - our ability to develop and market product enhancements and new products, such as our Coinstar Shopper-TM-,

    - our ability to enter into and penetrate new international markets, such as the United Kingdom, Canada, the European Union and other selected foreign markets,

    - the timing of product enhancements, activities of and acquisitions by competitors,

    - the ability to hire additional employees, and

    - the timing of such hiring and the ability to control costs.

OUR BUSINESS IS DEPENDENT ON CONTINUED MARKET ACCEPTANCE BY CONSUMERS.

    We are substantially dependent on continued market acceptance of our coin processing service by consumers. The self-service coin processing market is relatively new and evolving and we cannot predict the future growth rate and size of this market. In addition, we may not be successful in achieving the large-scale adoption of our coin processing service or acceptance of our change in the processing fee from 7.5% to 8.9%. While consumers to date have been somewhat receptive to our existing installed base of Coinstar units, we cannot be certain that the operating results of the installed units will continue to be favorable or that past results will be indicative of future market acceptance of our service.

    We believe that market acceptance of the Coinstar unit is dependent on the consumer's perception that the units are convenient, easy to use and reliable. Even if we are successful in promoting awareness of the Coinstar unit among consumers, consumers may not utilize the Coinstar units in sufficient numbers and frequency to make us profitable. In addition, the increasing use of alternatives to coin and currency transactions such as credit and debit cards, checks, wire transfers, smart cards and other forms of electronic payment may adversely affect market acceptance and ongoing use of the Coinstar service. If our coin-processing service does not achieve general market acceptance among consumers or does so less rapidly than expected, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

OUR BUSINESS IS DEPENDENT ON OUR RETAIL DISTRIBUTION PARTNERS, WHICH ARE
  PRIMARILY SUPERMARKET CHAINS.

    Market acceptance of the Coinstar units depends on the willingness of potential retail distribution partners to agree to installation and retention of Coinstar units in their stores, primarily supermarkets. We believe that market acceptance by potential retail distribution partners will depend on our ability to demonstrate the utility of the Coinstar unit as a customer service and as a means to provide other tangible benefits to potential and existing retail partners, including increased customer traffic and customer spending in the form of voucher dollars in the store. If our service does not achieve market acceptance, especially among supermarket chains, or does so less rapidly than expected, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

    We generally have separate agreements with each of our retail distribution partners, providing for our exclusive right to provide coin processing services in retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. Coinstar units in service in two supermarket chains, Fred Meyer Inc. and The Kroger Co., accounted for approximately 18.7% and 18.9%, respectively, of our revenue in 1998. In the quarter ended March 31, 1999 these two chains accounted for approximately 34.8% of our revenue. On October 19, 1998 The Kroger Co. and Fred Meyer Inc. announced that they entered into a definitive merger agreement. The termination of any one or more of our contracts with our retail distribution partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO DIFFERENT USAGE RATES OF
  INDIVIDUAL COINSTAR UNITS, SEASONALITY OF USE AND OTHER FACTORS.

    Customer utilization of our coin processing service varies substantially from unit to unit, making our revenues difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail distribution partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. Based on our limited operating history, we believe that coin processing volumes are affected by seasonality; in particular we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to our limited operating history and the lack of comparable companies engaged in the coin processing business.

    In addition, our quarterly operating results are affected by the timing and number of Coinstar units installed during the quarter. The timing of Coinstar unit installations during a particular quarter is largely dependent on installation schedules determined by agreements with our retail distribution partners, the variable length of trial periods of our retail distribution partners and the planned coordination of multiple installations in a given geographic region.

    As a result of these and other factors, revenue for any quarter is subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Because our operating expenses are based on anticipated revenue trends and because a large percentage of our expenses are relatively fixed, revenue variability could cause significant and disproportionate variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses precede, or are not followed by, increased revenue, our operating results would be seriously harmed.

WE HAVE SUBSTANTIAL INDEBTEDNESS.

    As of March 31, 1999 we had outstanding indebtedness of $89.9 million, which included $88.4 million of our 13.0% Senior Subordinated Discount Notes due 2006 (the "Notes") and our capital lease obligations. The outstanding indebtedness associated with the Notes will grow to $95.0 million by October 1999. We must begin paying cash interest on the Notes in April 2000. Beginning at that time, we will have debt service obligations of over $12.0 million per year until October 2006, when the principal amount of $95.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

    - our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes may be materially limited or impaired,

    - a substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and

    - our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

OUR MARKET IS INCREASINGLY COMPETITIVE.

    We are the first company to provide a national network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, we believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us. Moreover, we may face direct competition from Scan Coin AB of Malmo, Sweden, our prior supplier of coin-counting devices, or other third parties to whom Scan Coin may sell its coin counting device. See "--Our business could be harmed by a dispute with our supplier."

    In addition, we may face new competition as we seek to expand into international markets and develop new products, services and enhancements. Our ability to expand internationally may subject us to competition with banks that offer services competitive with ours and with manufacturers and other companies that have established or are seeking to establish coin counting networks competitive with ours. Many of the competitors have greater experience than we do in operating in these international markets. Moreover, new products that we intend to develop, such as those involving the Internet, may subject us to competition from companies with significantly greater technological resources and experience.

    Many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. Our competitors might succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. We cannot be certain that we will be able to compete effectively with current or future competitors. Competitive pressures could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

THE SUCCESS OF OUR POTENTIAL NEW SERVICES AND PRODUCTS IS UNCERTAIN.

    We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services such as those which enhances our current service through value-added services and promotions, and Coinstar Shopper-TM-, which is a multifunction Internet portal. These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these potential competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS.

    We have experienced rapid growth and intend to continue to expand our operations aggressively. The growth in the size and scale of our business has placed, and we expect it will continue to place, significant demands on our operational, administrative and financial personnel and operating systems. Our additional planned expansion may further strain management and other resources. Our ability to manage growth effectively will depend on our ability to improve our operating systems, to expand, train and manage our employee base, to identify additional manufacturing capacity and to develop additional service capacity. In particular, we will be required to rapidly expand our operating systems and processes in order to support the projected installations of Coinstar units and the potential addition of value-added services. In addition, we will be required to establish relationships with additional third-party service providers. We may be unable to effectively manage the expansion of our operations, to implement and develop our systems, procedures or controls, to adequately support our operations or to achieve and manage the currently projected installations. If we are unable to manage growth effectively, our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

OUR BUSINESS COULD BE HARMED BY A DISPUTE WITH OUR SUPPLIER.

    Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. Through our and Scan Coin's conduct over time and our course of business with each other, we believe important sections of the agreement are now void. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the original supply agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. We have not responded to this letter. We will continue to attempt to settle this dispute amicably with Scan Coin. We believe that Scan Coin has no claim on any of our intellectual property. We have evaluated Scan Coin's claims and believe they are meritless. However, even if it is determined that the prior agreement and amendments are still effective and our use of the new coin counting technology violates these agreements, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

    Currently, coin counter devices supplied by Scan Coin are installed in most commercially deployed Coinstar units. Replacement parts for the coin counter devices installed in these units are supplied by Scan Coin. We believe, if all pending parts orders from Scan Coin are received, that we currently have enough parts to meet demand through the end of 1999. However, we cannot be certain that the dispute with Scan Coin, or Scan Coin's purported termination of our agreement with them, will not affect Scan Coin's decision to fill such orders or others in the future. We believe we can purchase many of these parts from third party suppliers. However, we may not be able to source all necessary parts from outside suppliers for the Scan Coin counters on a timely basis, if at all. Our failure to secure necessary replacement parts on a timely basis may result in a slowdown of installation or in machine downtime, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

WE DEPEND UPON THIRD-PARTY MANUFACTURERS AND SERVICE PROVIDERS.

    We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to significantly expand our installed base, and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturer, SeaMed Corporation, will be able to produce sufficient units to meet projected demand, SeaMed or other manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints. Although we have a contract with SeaMed, SeaMed does not have a long-term obligation to continue the manufacture of the Coinstar unit or its components. Further, SeaMed is principally engaged in the manufacture of electronic medical instruments for medical technology companies. We believe that we are SeaMed's only material non-medical customer. As such, we face an increased risk that SeaMed may choose to focus exclusively on manufacturing medical products and cease making our products. Should SeaMed cease manufacturing Coinstar units, we would be required to locate and qualify additional suppliers. We may be unable to locate alternate manufacturers on a timely basis.

    On March 16, 1999 SeaMed announced that it had entered into an agreement to merge with Plexus Corp. of Neenah, Wisconsin. The merger is subject to conditions, including shareholder approval. SeaMed's management has assured us that the combined entity will be able to continue to meet our manufacturing needs and that the merger will add additional capacity. However, we cannot be certain that if the merger is completed, Plexus will continue to operate in Redmond, Washington or be able to meet our manufacturing needs without additional cost, or at all.

    In addition, we obtain some key hardware components used in the Coinstar units from sole source suppliers. We cannot be certain that we will be able to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

    We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third party providers to arrange for pick-up, processing and deposit of coins. We generally contract with one transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and our contracts with them generally can be terminated by either party with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by us to maintain our existing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness. Moreover, as with any business that handles large volumes of cash, we are susceptible to theft, counterfeit and other forms of fraud, including security breaches of our computing system that performs important accounting functions. We cannot be certain that we will be successful in developing product enhancements and new services to thwart such attempts.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR PATENTS AND PROPRIETARY
  RIGHTS.

    Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 5 issued patents relating to the removal of debris from coins processed in a self-service environment and other aspects of self-service coin processing.

    We cannot assure you that any of our patents will be held valid if challenged, that any pending patent applications will issue, or that other parties will not claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.

    On June 18, 1997 we filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc., one of our competitors, based on alleged infringement of one of our United States patents. On June 27, 1997 CoinBank answered our patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of this patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998 the court, in response to cross motions for summary judgment filed by both parties, held that some of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998 we added our most recently issued patent to the pending litigation by agreement of the parties. We cannot assure you that we will prevail in our patent infringement claim against CoinBank or on any claim that may be filed by CoinBank against us or, that as a result of the patent infringement claim, our patents will not be limited in scope or found to be invalid.

    Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on patents, copyrights or trade secrets or that such claims will not be successful. In addition, defending our company and our retail distribution partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all.

    We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants and corporate partners, we cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

THERE ARE MANY RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS.

    We intend to increase our deployment of Coinstar units in select international markets. We have only recently begun to expand our business internationally through limited trials in the United Kingdom and Canada and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including:

    - failure of customer acceptance,

    - risks of regulatory delays or disapprovals with respect to our products and services,

    - competition from potential and current coin counting businesses,

    - exposure to exchange rate risks,

    - restrictions on the repatriation of funds,

    - political instability,

    - adverse changes in tax, tariff and trade regulations,

    - difficulties with foreign distributors,

    - difficulties in managing an organization spread over several countries, and

    - weaker legal protection for intellectual property rights.

    These risks could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

    Our expansion into Europe will present challenges different from those faced in the United States. We expect to face greater competition than currently is the case in the United States because banks in Europe typically offer coin counting services to their customers and most of the world's self-service coin counting machine manufacturers are located in Europe. Some of these manufacturers have been involved in attempts to set up networks similar to ours. In addition, local laws and market conditions may require us to change our fee structure. We also will face a number of technical challenges as we attempt to expand into Europe. In several areas, close national borders may require that our units be able to handle as many as six different national coin sets, as well as the new Euro coin. Supermarkets in Europe tend to be smaller than those in the United States. Because of this, floor space is more of an issue than in the typical supermarket in the United States. As a result, it may be necessary for us to reduce the size of our unit to succeed in Europe. Reducing our unit size could present technical challenges, and the smaller capacity that might result from a smaller unit could increase operating costs in servicing the units. Many local laws do not permit stores to be operated on a 24-hour, seven day per week basis. This could reduce volumes and present challenges in our servicing of the units. We also expect to face higher telecommunications costs in Europe than in the United States, and a European network may need to make extensive use of cellular communications.

WE DEPEND UPON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL.

    Our performance is substantially dependent on the continued services of our executive officers and key employees, all of whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness. Currently, we maintain a "key man" life insurance policy on our chairman and chief executive officer, Jens Molbak, in the amount of $2.0 million. See "Management--Executive Officers, Directors and Key Employees."

DEFECTS IN OR FAILURES OF OUR OPERATING SYSTEM COULD HARM OUR BUSINESS.

    We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pickup. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each Coinstar unit is designed to store all data collected, thereby helping to ensure that critical data is not lost due to an operating systems failure, our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail distribution partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data would seriously harm our operations.

    We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Although such disruptions have not had a material effect on our operations, future upgrades or improvements could result in delays or disruptions that would seriously harm our operations. In particular, we are currently planning some significant improvements in our operating platform in order to support our projected expansion of the installed base of Coinstar units and the potential addition of value-added services. While we are taking steps to ensure that the potential adverse impact of such improvements on our operations is minimized, we cannot be certain that the platform will be able to handle the increased volume of services expected from the continued expansion of our network and the potential addition of value-added services or that the improvements will occur on a timely basis so as not to disrupt such continued expansion and potential addition of value-added services.

    The communications network on which we rely is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, any breach of security whether intentional or from a computer virus could seriously harm us. Any service disruptions, either due to errors or delays in our software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES TO REMAIN COMPETITIVE.

    The self-service coin processing market is relatively new and evolving. We anticipate that, as the market matures, it will be subject to technological change, new services and product enhancements, particularly as we expand our service offerings. Accordingly, our success may depend in part upon our ability keep pace with continuing changes in technology and consumer preferences while remaining price competitive. Our failure to develop technological improvements or to adapt our products and services to technological change on a timely basis could, over time, seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

    Our common stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our common stock could decline from current levels or continue to fluctuate. The market price of our common stock may be significantly affected by the following factors:

    - announcements of technological innovations or new products or services by us or our competitors,

    - trends and fluctuations in use of Coinstar units,

    - the termination of one or more retail distribution contracts,

    - timing of installations relative to financial reporting periods,

    - release of reports,

    - operating results below market expectations,

    - changes in, or our failure to meet, financial estimates by securities analysts,

    - industry developments,

    - market acceptance of the Coinstar service by retail distribution partners and consumers,

    - economic and other external factors, and

    - period-to-period fluctuations in our financial results.

    In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

OUR BUSINESS COULD BE HARMED BY YEAR 2000 COMPLIANCE ISSUES.

    Many currently installed computer systems and software programs were designed to use only a two-digit year field. These year fields will need to accept four digit year entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. We rely on computer applications for our coin processing machines and to manage and monitor our accounting and administrative functions. Such failure or malfunction could cause disruptions of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, our retail distribution partners, suppliers and service providers, including financial institutions, rely upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with us. While we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century, we have not completed our assessment as to whether any of our retail distribution partners, suppliers or service providers will be so affected. Failure or malfunction of our software or that of our retail distribution partners, suppliers or service providers could seriously harm our business, financial condition and results of operations and on our ability to achieve sufficient cash flow to service to our indebtedness. We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. See "Dividend Policy."

SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON STOCK.

    Provisions of our certificate of incorporation, bylaws and rights plan and of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                                  PERIOD ENDED
                                   MARCH 31,                         YEAR ENDED DECEMBER 31,
$ IN THOUSANDS                    ------------  ------------------------------------------------------------------
INTEREST RATE RISK                    1999        1999       2000       2001       2002       2003     THEREAFTER
--------------------------------  ------------  ---------  ---------  ---------  ---------  ---------  -----------
ASSETS
Short-term investments..........   $    2,001
  Average interest rate.........         6.25%
LIABILITIES
Capital Lease obligations.......   $    2,227         492        155          7
  Average interest rate.........        13.92%      10.78%     11.10%     12.86%
Long-term debt-fixed............   $   94,278   $  94,323  $  94,422  $  94,522  $  94,622  $  94,722   $  94,822
  Average interest rate.........         13.2%       13.2%      13.2%      13.2%      13.2%      13.2%       13.2%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On June 18, 1997, we filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc., one of our competitors, based on alleged infringement of one of our United States patents. On June 27, 1997, CoinBank answered our patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of this patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998, the court, in response to cross motions for summary judgment filed by both parties, held that some of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998 we added our most recently issued patent to the pending litigation by agreement of the parties. We cannot assure you that we will prevail in our patent infringement claim against CoinBank or on any claim that may be filed by CoinBank against us or, that as a result of the patent infringement claim, our patents will not be limited in scope or found to be invalid.

    On May 11, 1999, we received information that we were among a number of entities named in a lawsuit filed in United States District Court, for the District of New Jersey. We understand through conversations with one of the other parties to the suit, that this lawsuit concerns a fire that caused considerable damage to a supermarket and shopping mall. We have not been served, and we have not had an opportunity to review the lawsuit or the claims against us. We don't believe that we are responsible for the damage caused by the fire. However, there can be no assurance that the claims are without merit or that the company will prevail in any litigation.

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

    During the second quarter of 1998, the Company began to disburse proceeds from the initial public offering. To date, offering proceeds were used as follows: (i) approximately $22.4 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network, (ii) approximately $2.1 million for product research and development to enhance the Coinstar unit and the coin processing network; and (iii) approximately $330,000 for general corporate purposes.

    The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

    In March, 1999 we acquired assets consisting of internet domain names, software, fixed assets, contracts, and web site content from Compucook, Inc. In consideration for the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired certain assets consisting of internet domain names, fixed assets, contracts, and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, we issued 25,000 shares of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

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

10.10 (2)  Manufacturing Agreement between Registrant and SeaMed Corporation dated
           May 14, 1998.
10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated March 5, 1997.
10.12+(1)  Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
10.13 (1)  Purchase Agreement between Registrant and Smith Barney Inc. dated October
           22, 1996.
    10.14  Amendment of Registrant's 1997 Equity Incentive Plan.
    10.15  Amendment of Registrant's 1997 Employee Stock Purchase Plan.
    10.16  Amendment of Registrant's 1997 Non-Employee Directors' Stock Option Plan.
     27.1  Financial Data Schedule.

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

(b) Reports on Form 8-K:

    The Company filed a report on Form 8-K on March 3, 1999 covering the Credit and Warrant Agreements between Imperial Bank and Bank Austria Creditanstalt Corporate Finance, Inc. The Credit Agreement provides Coinstar with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement requires the Company to maintain certain financial covenants during the term of the agreement. In addition, amounts available under the term loans will increase to $7.5 million per Lender after Coinstar has satisfied certain debt ratios. In connection with the Credit Agreement, Coinstar issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.18 per share.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COINSTAR, INC.
                                (registrant)

Date: May 17, 1999

                                By:             /s/ KIRK A. COLLAMER
                                     -----------------------------------------
                                                  Kirk A. Collamer
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER                                           DESCRIPTION OF DOCUMENT
----------  ------------------------------------------------------------------------------------------------------
    3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant in effect after the closing of the
            Initial Public Offering.
    3.2(1)  Amended and Restated Bylaws of the Registrant.
       4.1  Reference is made to Exhibits 3.1 through 3.2.
    4.2(1)  Specimen Stock Certificate.
    4.3(1)  Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
    4.4(1)  Indenture between Registrant and The Bank of New York dated October 1, 1996.
    4.5(1)  Warrant Agreement between Registrant and The Bank of New York dated
            October 22, 1996.
    4.6(1)  Notes Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
    4.7(1)  Warrant Registration Rights Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
    4.8(1)  Specimen 13% Senior Discount Note Due 2006
    4.9(3)  Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and
            Trust, Inc.
   4.10(3)  Registrant's Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of
            Exhibit 4.9
   4.11(3)  Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9
   4.12(4)  Credit Agreement, dated February 19, 1999, between Coinstar, Inc. and Imperial Bank, for itself and as agent for Bank Austria Creditanstalt Corporate Finance, Inc.
   4.13(4)  Form of Warrant, dated February 19, 1999, issued to Imperial Bank.
   4.14(4)  Form of Warrant, dated February 19, 1999, issued to Bank Austria Creditanstalt Corporate Finance, Inc.
   4.15(4)  Registration Rights Agreement, dated February 19, 1999, between Coinstar, Inc. and Imperial Bank.
   4.16(4)  Registration Rights Agreement, dated February 19, 1999, between Coinstar, Inc. and Bank Austria
            Creditanstalt Corporate Finance, Inc.
   10.1(1)  Registrant's 1997 Equity Incentive Plan.
   10.2(1)  Registrant's 1997 Employee Stock Purchase Plan.
   10.3(1)  Registrant's 1997 Non-Employee Directors' Stock Option Plan.
   10.4(1)  Form of Indemnity Agreement between the Registrant and its executive officers and directors.
   10.5(1)  Series E Preferred Stock and Warrant Purchase Agreement between Registrant and Acorn Ventures, Inc., dated August 27, 1996.
   10.6(1)  Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on
            January 24, 1997.
   10.7(1)  Sublease between Registrant and Maruyama U.S., Inc. dated January 15, 1997.
   10.8(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.
   10.9(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.
  10.10(2)  Manufacturing Agreement between Registrant and SeaMed Corporation dated
            May 14, 1998.
 10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated March 5, 1997.
 10.12+(1)  Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
  10.13(1)  Purchase Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
     10.14  Amendment of Registrant's 1997 Equity Incentive Plan.
     10.15  Amendment of Registrant's 1997 Employee Stock Purchase Plan.
     10.16  Amendment of Registrant's 1997 Non-Employee Directors' Stock Option Plan.
      27.1  Financial Data Schedule.

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