Form 10-Q
period 1999-06-30
COINSTAR INC
filed 1999-08-16
CIK 941604

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

                   FOR THREE MONTH PERIOD ENDED JUNE 30, 1999

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

                            ------------------------

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                              OUTSTANDING AT JULY 31, 1999
       Common Stock, $0.001 par value                           20,008,412

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
            December 31, 1998.........................................................................      3

            Consolidated Statements of Operations for the six and three month periods ended June 30,
            1999 (unaudited) and 1998 (unaudited).....................................................      4

            Consolidated Statement of Stockholders' Equity (Deficit) for the six month period ended
            June 30, 1999 (unaudited).................................................................      5

            Consolidated Statements of Cash Flows for the six month periods ended
            June 30, 1999 (unaudited) and 1998 (unaudited)............................................      6

            Notes to Consolidated Financial Statements for the six month periods ended June 30, 1999
            and 1998..................................................................................      7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.....     10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk................................     30

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.........................................................................     31
Item 2.     Changes in Securities and Use of Proceeds.................................................     31
Item 4.     Submission of Matters to a Vote of Securities Holders.....................................     32
Item 5.     Other Information.........................................................................     33
Item 6.     Exhibits and Reports on Form 8-K..........................................................     33

SIGNATURES............................................................................................     35

EXHIBIT INDEX.........................................................................................     36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30,       DECEMBER 31,
                                                                        1999             1998
                                                                   --------------   --------------
                                                                    (UNAUDITED)
                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................................  $  117,249,157   $   37,688,205
  Short-term investments available for sale......................       5,821,027        4,182,315
  Prepaid expenses and other current assets......................       1,524,371        1,043,010
                                                                   --------------   --------------
  Total current assets...........................................     124,594,555       42,913,530
PROPERTY AND EQUIPMENT:
  Coinstar units.................................................      85,853,734       73,191,704
  Computers......................................................       3,664,537        3,060,899
  Office furniture and equipment.................................       1,244,357        1,191,221
  Leased vehicles................................................       2,133,243        1,637,647
  Leasehold improvements.........................................         437,593          437,593
  Coinstar components............................................           9,547           94,865
                                                                   --------------   --------------
                                                                       93,343,012       79,613,929
  Accumulated depreciation.......................................     (34,449,571)     (26,263,528)
                                                                   --------------   --------------
                                                                       58,893,441       53,350,401
OTHER ASSETS.....................................................       3,727,112        2,569,187
                                                                   --------------   --------------
TOTAL............................................................  $  187,215,108   $   98,833,118
                                                                   --------------   --------------
                                                                   --------------   --------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable...............................................  $    4,724,386   $    3,828,459
  Accrued liabilities............................................      32,657,797       26,987,334
  Current portion of long-term debt and capital lease
    obligations..................................................       1,443,210        2,020,696
                                                                   --------------   --------------
  Total current liabilities......................................      38,825,393       32,836,489
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....................      91,119,548       86,035,758
                                                                   --------------   --------------
  Total liabilities..............................................     129,944,941      118,872,247

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock...................................................     147,055,370       61,858,154
  Contributed capital for warrants...............................       1,316,128          513,584
  Accumulated other comprehensive (loss) income..................          (3,163)           3,171
  Accumulated deficit............................................     (91,098,168)     (82,414,038)
                                                                   --------------   --------------
  Total stockholders' equity (deficit)...........................      57,270,167      (20,039,129)
                                                                   --------------   --------------
TOTAL............................................................  $  187,215,108   $   98,833,118
                                                                   --------------   --------------
                                                                   --------------   --------------

                 See notes to consolidated financial statements

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                            SIX MONTH PERIODS            THREE MONTH PERIODS
                                                             ENDED JUNE 30,                 ENDED JUNE 30,
                                                      -----------------------------  ----------------------------
                                                          1999            1998           1999           1998
                                                      -------------  --------------  -------------  -------------
REVENUE.............................................  $  34,049,135  $   19,294,739  $  18,257,710  $  10,471,904
EXPENSES:
  Direct operating..................................     17,114,178      11,965,843      9,175,617      6,142,132
  Regional sales and marketing......................      2,331,045       1,770,696      1,012,901        853,800
  Product research and development..................      2,094,638       2,738,850      1,154,724      1,329,033
  Selling, general, and administrative..............      7,008,915       7,002,175      3,628,264      3,726,547
  Depreciation and amortization.....................      8,682,334       5,933,123      4,579,586      3,119,846
                                                      -------------  --------------  -------------  -------------
  Loss from operations..............................     (3,181,975)    (10,115,948)    (1,293,382)    (4,699,454)
OTHER INCOME (EXPENSE):
  Interest income...................................        280,167         887,469        117,532        386,062
  Interest expense..................................     (5,843,981)     (5,231,691)    (2,993,367)    (2,660,634)
  Other Income......................................         61,659         102,884         19,542         63,776
                                                      -------------  --------------  -------------  -------------
NET LOSS............................................  $  (8,684,130) $  (14,357,286) $  (4,149,675) $  (6,910,250)
                                                      -------------  --------------  -------------  -------------
                                                      -------------  --------------  -------------  -------------
  Net loss per share, basic and diluted.............  $        (.56) $         (.95) $        (.26) $        (.46)
                                                      -------------  --------------  -------------  -------------
  Weighted average shares outstanding, basic and
    diluted.........................................     15,606,597      15,098,294     15,852,482     15,116,403
                                                      -------------  --------------  -------------  -------------
                                                      -------------  --------------  -------------  -------------

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999

                                  (UNAUDITED)

                                                                                         ACCU.
                                                      COMMON STOCK       CONTRIBUTED     OTHER
                                                 ----------------------  CAPITAL FOR     COMP.     ACCUMULATED
                                                  SHARES      AMOUNT      WARRANTS      INCOME       DEFICIT        TOTAL
                                                 ---------  -----------  -----------  -----------  ------------  -----------
BALANCE, January 1, 1999                         15,217,504 $61,858,154   $ 513,584    $   3,171   ($82,414,038) $(20,039,129)
Issuance of shares under employee stock
  purchase plan................................     35,446      304,664                                              304,664
Exercise of stock options......................    154,164      448,476                                              448,476
Exercise of stock warrants.....................    100,057       89,824     (89,834)                                     (10)
Issuance of common stock, net of issuance costs
  of $5,531,998................................  4,000,000   83,968,002                                           83,968,002
Issuance of common stock for acquisition of
  assets.......................................     25,000      386,250                                              386,250
Issuance of warrants under revolving credit
  facility.....................................                             723,211                                  723,211
Issuance of warrants for acquisition of
  assets.......................................                             169,167                                  169,167
Comprehensive (loss)
  Other comprehensive (loss)
  Unrealized loss on short-term investments
    available for sale.........................                                           (4,046)
  Unrealized (loss) on foreign currency
    translation................................                                           (2,288)
  Other comprehensive (loss)...................                                                                       (6,334)
Net loss.......................................                                                     (8,684,130)   (8,684,130)
                                                                                                                 -----------
Comprehensive (loss)...........................                                                                   (8,690,464)
                                                 ---------  -----------  -----------  -----------  ------------  -----------
BALANCE, June 30, 1999.........................  19,532,171 $147,055,370  $1,316,128   $  (3,163)  ($91,098,168) $57,270,167
                                                 ---------  -----------  -----------  -----------  ------------  -----------
                                                 ---------  -----------  -----------  -----------  ------------  -----------

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                          FOR THE SIX MONTH
                                                                                        PERIODS ENDED JUNE 30,
                                                                                    ------------------------------
                                                                                         1999            1998
                                                                                    --------------  --------------
OPERATING ACTIVITIES:
Net loss..........................................................................  $   (8,684,130) $  (14,357,286)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization...................................................       8,682,332       5,933,122
  Debt discount amortization......................................................       5,669,866       4,970,055
  Accrued investment income.......................................................         161,602         108,103
  Non-cash stock-based compensation...............................................                          36,625
  Unrealized loss on cash equivalents.............................................          (4,046)
  Unrealized loss on foreign currency translation.................................          (2,288)
CASH PROVIDED (USED) BY CHANGES IN OPERATING ASSETS AND LIABILITIES:
  Prepaid expenses and other current assets.......................................        (442,500)       (165,709)
  Other assets....................................................................        (267,225)          2,592
  Accounts payable................................................................         895,927       2,077,948
  Accrued liabilities.............................................................       5,684,565       4,684,026
                                                                                    --------------  --------------
  Net cash provided by operating activities.......................................  $   11,694,103  $    3,289,476
INVESTING ACTIVITIES:
  Purchase of short-term investments..............................................  $   (5,804,815) $  (20,607,391)
  Sale of short-term investments..................................................       4,004,469      35,300,692
  Purchase of fixed assets........................................................     (13,539,228)    (11,422,424)
  Net proceeds from the sale of equipment.........................................          30,963           2,247
                                                                                    --------------  --------------
  Net cash (used)/provided by investing activities................................  $  (15,308,611) $    3,273,124
FINANCING ACTIVITIES:
  Principal payments on long-term debt............................................  $     (947,561) $     (855,705)
  Financing costs associated with long term credit facility.......................        (598,121)
  Proceeds from sale of common stock, net of issuance costs.......................      83,968,002
  Proceeds from exercise of stock options and employee stock purchase plan........         753,140         438,914
                                                                                    --------------  --------------
  Net cash provided/(used) by financing activities................................  $   83,175,460  $     (416,791)
                                                                                    --------------  --------------
INCREASE IN CASH AND CASH EQUIVALENTS.............................................      79,560,952       6,145,809
CASH AND CASH EQUIVALENTS:
  Beginning of period.............................................................  $   37,688,205  $   20,199,914
                                                                                    --------------  --------------
  End of period...................................................................  $  117,249,157  $   26,345,723
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest........................................  $      209,144  $      268,583
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease obligation.......................  $      571,937  $      267,387
  Cash less exercise of warrants..................................................         165,220              --
  Purchase of assets with warrants................................................         169,167              --
  Issuance of warrants under revolving credit facility............................         723,211              --
  Purchase of assets with common stock............................................         386,250              --

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

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

    These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 1998 filed with the SEC. The results of operations for the six and three month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

    PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiaries Coinstar International, Inc., which was formed for the purpose of exploring the expansion of the Coinstar network internationally and Myshoppinglist.com, Inc, which was formed for the purpose of exploring the development and deployment of electronic commerce technology.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000.

NOTE 2: LETTERS OF CREDIT

    As of June 30, 1999 we had available secured irrevocable letters of credit with two banks which totaled $7.6 million. These letters of credit, which expire through August 1999, are available to collateralize certain obligations to third parties. As of June 30, 1999, no amounts were outstanding under these letters of credit agreements.

NOTE 3: LEGAL PROCEEDINGS

    We are currently involved in pending litigation with one of our competitors, CoinBank Automated Systems Inc. On June 18, 1997, we filed in the United States District Court, Northern District of California against CoinBank a complaint for infringement of one of our United States patents. On June 27, 1997, CoinBank answered this patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin was dismissed by agreement of the parties. On January 26, 1998, the court held that certain of CoinBank's devices did not infringe our patent, but there remained a question of fact as to the infringement by other devices. On October 27, 1998, we added our then most recently issued

                        COINSTAR, INC. AND SUBSIDIARIES

NOTE 3: LEGAL PROCEEDINGS (CONTINUED)
patent to the pending litigation by agreement of the parties. CoinBank has filed a motion for summary judgment, dated June 4, 1999, contending that one of our patents that is the subject of the lawsuit is invalid, or alternatively that CoinBank machines do not infringe the patent. In addition, we have commenced settlement discussions with CoinBank. We cannot assure you that we will prevail in this action or on any claim that may be filed by CoinBank against us, or that as a result of this action, our patents will not be limited in scope or found to be invalid.

NOTE 4: TERMINATION OF SUPPLIER RELATIONSHIP

    Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. We believe that Scan Coin has no claim on any of our intellectual property. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. On May 28, 1999, we received a letter indicating that Scan Coin intended to commence arbitration proceedings without delay. Scan Coin stated that it would seek compensation for its financial losses and seek a declaratory judgment regarding ownership of certain intellectual property. On June 3, 1999, we responded to Scan Coin's letter in an effort to settle this dispute amicably. We will continue to attempt to settle this dispute amicably with Scan Coin. However, even if it is determined that our use of the new coin-counting technology violates the agreement, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness. No amounts for estimated damages have been accrued in the accompanying financial statements.

NOTE 5: REVOLVING CREDIT FACILITY

    On February 19, 1999 we entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides us with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, prohibit us from paying dividends without the Lenders' consent. In addition, amounts available under the term loans will increase to $7.5 million per Lender after we have satisfied certain debt ratios. Upon the closing of this offering, the Credit Agreement will terminate according to its terms. We intend to amend the Credit Agreement or enter into a new credit facility but we cannot assure you that we will be able to do so on reasonable terms or at all.

                        COINSTAR, INC. AND SUBSIDIARIES

NOTE 5: REVOLVING CREDIT FACILITY (CONTINUED)
    In connection with the Credit Agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The values of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts which are being amortized ratably over the term of the related debt. We have agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under the Credit Agreement and the Lenders have no further commitment to make loans or extend credit under the Credit Agreement (the "Loan Termination Date"). We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Loan Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligates us to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

    On June 7, 1999 we amended the Credit Agreement with the Lenders to allow the Company or its domestic subsidiaries to develop electronic commerce or internet related businesses subject to certain aggregate limits. On June 14, 1999 the Lenders issued a Limited Waiver of certain mandatory prepayments and reduction of the revolving commitment of the Credit Agreement upon the issuance of equity by the Company. The Limited Waiver requires the Company to maintain minimum deposits with Imperial Bank for the term of the Credit Agreement.

NOTE 6: ISSUANCE OF COMMON STOCK

    In June 1999, we completed a public offering of 4,000,000 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $84.0 million (after deducting applicable issuance costs and expenses.) The net proceeds received by the Company will be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes.

NOTE 7: NONCASH ASSET ACQUISITION

    On March 3, 1999 we acquired from Compucook, Inc. assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired from Nu World Marketing Limit Inc. assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock.

NOTE 8: SUBSEQUENT EVENT

    In July 1999 the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.8 million (after deducting applicable issuance costs and expenses.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE DISCUSSION IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING US, OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN AS WELL AS THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" HEREIN AND IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND THE QUARTERLY REPORT ON FORM 10Q FOR THE THREE MONTH ENDED MARCH 31, 1999. YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS WHICH MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. YOU ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND IN OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS AND MAY AFFECT OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS.

OVERVIEW

    We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains in 38 states across the United States. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. In December 1998, we changed the processing fee at most locations to 8.9% from the previous rate of 7.5%. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases.

    We established a wholly-owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. At the present time, Coinstar International is piloting an fourteen store test in Canada to determine the viability of the Canadian market for our services and is piloting eight Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in certain European countries. We have also established a wholly-owed subsidiary, MyShoppinglist.com, Inc., in December 1998 to explore the development and deployment of electronic commerce technology, including Coinstar Shopper.

    Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

    Since 1995, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $91.1 million as of June 30, 1999. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

    The following table shows revenue and expenses as a percent of revenue for the periods ended:

                                                        SIX MONTH PERIODS        THREE MONTH
                                                              ENDED             PERIODS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        ------------------    ------------------
                                                         1999       1998       1999       1998
                                                        -------    -------    -------    -------
Revenue...............................................    100.0%     100.0%     100.0%     100.0%
Expenses:
Direct operating......................................     50.3       62.0       50.3       58.7
Regional sales and marketing..........................      6.8        9.2        5.5        8.2
Product research and development......................      6.2       14.2        6.3       12.7
Selling, general, and administrative..................     20.6       36.3       19.9       35.6
Depreciation and amortization.........................     25.5       30.7       25.1       29.8
                                                        -------    -------    -------    -------
Loss from operations..................................     (9.3)%    (52.4)%     (7.1)%    (44.9)%
                                                        -------    -------    -------    -------
                                                        -------    -------    -------    -------

THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

    REVENUE

    Revenue increased by $7.8 million (74.3%) to $18.3 million for the quarter ended June 30, 1999 from $10.5 million in the comparable 1998 period. The installed base of Coinstar units increased 1,756 units (43.6%) to 5,788 as of June 30, 1999 from 4,032 units in the comparable 1998 period. The dollar value of coins processed increased $65.9 million (47.3%) to $205.1 million for the quarter ended June 30, 1999 from $139.2 million in the comparable 1998 period. The increase in revenue was due primarily to (1) the increase in the number of Coinstar units in service during the 1999 period, (2) the increase in the volume of coins processed by the units in service during this period, and (3) the increase in the service fee from 7.5% to 8.9% in December 1998.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased $3.0 million (49.4%) to $9.2 million for the quarter ended June 30, 1999 from $6.1million in the comparable 1998 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing resulting from the increase in December 1998 of the amount of service fee that we share with our retail partners, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into twenty-five new regional markets since June 1998. Direct operating expenses as a percentage of revenue decreased to 50.3% in the quarter ended June 30, 1999 from 58.7% in the comparable 1998 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of (1) the realization of coin pickup and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased $159,000 (18.6%) to $1.0 million for the quarter ended June 30, 1999 from $854,000 in the comparable 1998 period. The increase in regional marketing expense was the result of an increased level of television advertising in selected markets. Regional sales and marketing as a percentage of revenue decreased to 5.5% in the quarter ended June 30, 1999 from 8.2% in the comparable 1998 period. The decrease in regional sales and marketing as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network, and (2) lower advertising costs per unit as we increase the density of units within a region.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased $174,000 (13.1%) to $1.1 million for the quarter ended June 30, 1999 from $1.3 million in the comparable 1998 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology and the completion of our new operating system offset by an increase in expenditures associated with the development in e-services. Product research and development as a percentage of revenue decreased to 6.3% in the quarter ended June 30, 1999 from 12.7% in the comparable 1998 period. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expense decreased $98,000 (2.6%) to $3.6 million for the quarter ended June 30, 1999 from $3.7 million in the comparable 1998 period. Selling, general and administrative as a percentage of revenue decreased to 19.9% in the quarter ended June 30, 1999 from 35.6% in the comparable 1998 period. The decrease in selling, general, and administrative as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network combined with (2) the realization of improved operating efficiencies.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $1.5 million (46.8%) to $4.6 million for the quarter ended June 30, 1999 from $3.1 million in the comparable 1998 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 25.1% in the quarter ended June 30, 1999 from 29.8% in the comparable 1998 period. During the quarter, we wrote off certain obsolete equipment resulting in a one time charge of $14,000 during the period. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. We expect depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    We generated other income of $20,000 for the quarter ended June 30, 1999 due to the subleasing of excess office space. On March 12, 1999 this third party lessor announced that it was suspending its operations and vacated the space as of March 31, 1999. We are currently evaluating alternative subleasing arrangements. However, we believe that this event will not have a material adverse impact on our results of operations.

    Interest income decreased to $118,000 for the quarter ended June 30, 1999 from $386,000 in the comparable 1998 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $3.0 million for the quarter ended June 30, 1999 from $2.7 million in the comparable 1998 period. The increase was primarily due to the accretion of the Senior Subordinated Discount Notes due 2006 ("the Notes"). No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased $2.8 million (40.0%) to $4.1 million for the quarter ended June 30, 1999 from $6.9 million in the comparable 1998 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

    REVENUE

    Revenue increased by $14.8 million (76.5%) to $34.0 million for the six months ended June 30, 1999 from $19.3 million in the comparable 1998 period. The installed base of Coinstar units increased 1,756 units (43.6%) to 5,788 as of June 30, 1999 from 4,032 units in the comparable 1998 period. The dollar value of coins processed increased $125.9 million (49.1%) to $382.4 million during the 1999 period from $256.5 million in the comparable 1998 period. The increase was primarily due to (1) the increase in the number of Coinstar units in service during the 1999 period, (2) the increase in the volume of coins processed by the units in service during this period, and (3) the increase in the service fee from 7.5% to 8.9% in December 1998.

    DIRECT OPERATING EXPENSES

    Direct operating expenses increased $5.1 million (43.0%) to $17.1 million for the six months ended June 30, 1999 from $12.0 million in the comparable 1998 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing resulting from the increase in December 1998 of the amount of service fee that we share with our retail partners, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into sixteen new regional markets. Direct operating expenses as a percentage of revenue decreased to 50.3% in the six months ended June 30, 1999 from 62.0% in the comparable 1998 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of (1) the realization of coin pickup and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

    REGIONAL SALES AND MARKETING

    Regional sales and marketing expenses increased $560,000 (31.7%) to $2.3 million for the six months ended June 30, 1999 from $1.8 million in the comparable 1998 period. The increase in regional marketing expense was the result of an increased level of television advertising in selected markets. Regional sales and marketing as a percentage of revenue decreased to 6.8% in the six months ended June 30, 1999 from 9.2% in the comparable 1998 period. The decrease in regional sales and marketing as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network, and (2) lower advertising costs per unit as we increase the density of units within a region.

    PRODUCT RESEARCH AND DEVELOPMENT

    Product research and development expenses decreased $640,000 (23.5%) to $2.1 million for the six months ended June 30, 1999 from $2.7 million in the comparable 1998 period. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology and the completion of our new operating system offset by an increase in expenditures associated with the development in e-services. Product research and development as a percentage of revenue decreased to 6.2% in the six months period ended June 30, 1999 from 14.2% in the comparable 1998 period. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative remained unchanged at $7.0 million for the six months ended June 30, 1999 and 1998. Selling, general and administrative as a percentage of revenue decreased to 20.6% in the six months ended June 30, 1999 from 36.3% in the comparable 1998 period. The decrease in selling, general, and administrative as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network combined with (2) the realization of improved operating efficiencies.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense increased $2.7 million (46.3%) to $8.7 million for the six months ended June 30, 1999 from $5.9 million in the comparable 1998 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 25.5% in the six months period ended June 30, 1999 from 30.7% in the comparable 1998 period. During the six month period, we wrote off certain obsolete equipment resulting in a one time charge of $82,000. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. We expect depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

    OTHER INCOME AND EXPENSE

    We generated other income of $62,000 for the six months ended June 30, 1999 due to the subleasing of excess office space. On March 12, 1999 this third party lessor announced that it was suspending its operations and vacated the space as of March 31, 1999. We are currently evaluating alternative subleasing arrangements. However, we believe that this event will not have a material adverse impact on our results of operations.

    Interest income decreased to $280,000 for the six months ended June 30, 1999 from $887,000 in the comparable 1998 period. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

    Interest expense increased to $5.8 million for the six months ended June 30, 1999 from $5.2 million in the comparable 1998 period. The increase was primarily due to the accretion of the Senior Subordinated Discount Notes due 2006 ("the Notes"). No cash interest payments are due on the Notes until April 2000.

    NET LOSS

    Net loss decreased $5.7 million (39.6%) to $8.7 million for the six months ended June 30, 1999 from $14.4 million in the comparable 1998 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1999 we had cash and cash equivalents of $117.2 million, short-term investments of $5.8 million and working capital of $85.8 million. Cash and cash equivalents include $25.6 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $11.7 million for the six months ended June 30, 1999 compared to net cash provided by operating activities of $3.3 million for the comparable period in 1998. Improvement in cash provided by operating activities was principally the result of a $5.7 million improvement in our net loss.

    Net cash used by investing activities for the six months ended June 30, 1999 was $15.3 million compared to $3.2 million provided in the comparable period in 1998. Capital expenditures during the six months ended June 30, 1999 were $13.5 million and in the comparable 1998 period were $11.4 million. The majority of capital expenditures consist of the purchase of Coinstar units.

    Net cash provided by financing activities for the six month ended June 30, 1999 was $83.2 million which principally was the result of the issuance of (1) issuance of 4.0 million additional shares of common stock at a net issuance cost of $84.0 million, and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) repayment of long term debt and the payment of fees associated with the closing of the long term Credit Agreement. Net cash used by financing activities for the comparable 1998 period was $417,000 which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long term debt.

    As of June 30, 1999 we had available secured irrevocable letters of credit with two banks which totaled $7.6 million. These letters of credit, which expire through August 1999, are available to collateralize certain obligations to third parties. As of June 30, 1999, no amounts were outstanding under these letters of credit agreements.

    On February 19, 1999 we entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides us with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, prohibit us from paying dividends without the Lenders' consent. In addition, amounts available under the term loans will increase to $7.5 million per Lender after we have satisfied certain debt ratios. Upon the closing of this offering, the Credit Agreement will terminate according to its terms. We intend to amend the Credit Agreement or enter into a new credit facility but we cannot assure you that we will be able to do so on reasonable terms or at all.

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

    On March 3, 1999 we acquired from Compucook, Inc. assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired from Nu World Marketing Limit Inc. assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock.

    On June 7, 1999 we amended the Credit Agreement with the Lenders to allow the Company or its domestic subsidiaries to develop electronic commerce or internet related businesses subject to certain aggregate limits. On June 14, 1999 the Lenders issued a Limited Waiver of certain mandatory prepayments and reduction of the revolving commitment of the Credit Agreement upon the issuance of equity by the Company. The Limited Waiver requires the Company to maintain minimum deposits with Imperial Bank for the term of the Credit Agreement.

    As of June 30, 1999 we also had outstanding $91.3 million of our 13.0% Senior Subordinated Discount Notes due 2006 ("the Notes"). The indebtedness associated with the Notes will accrete to $95.0 million by October 1999. We must begin paying cash interest on the Notes in April 2000. Beginning at that time, we will have debt service obligations of over $12.0 million per year until October 2006 when the principal amount of $95.0 million will be due. The Indenture governing the Notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

    In July 1999 the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.8 million (after deducting applicable issuance costs and expenses.)

    We believe existing cash equivalents, short-term investments, and our Credit Agreement will be sufficient to fund our cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate; to fund the pilot deployment of Coinstar units internationally for at least the next twelve months; and to fund the development and marketing of new products and enhancements. The extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements. See "Risk Factors Our future operating results remain uncertain", "Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors", and "We have substantial indebtedness."

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

                                                                          THREE MONTH PERIODS ENDED
                                            --------------------------------------------------------------------------------------
                                            JUNE 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEP. 30,
                                              1999       1999       1998       1998       1998       1998       1997       1997
                                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
STATEMENTS OF OPERATIONS DATA:
Revenue...................................  $  18,258  $  15,791  $  14,802  $  13,576  $  10,472  $   8,823  $   7,957  $   7,762
Expenses:
Direct operating..........................      9,176      7,939      7,458      7,141      6,142      5,823      5,208      5,276
Regional sales and marketing..............      1,012      1,318      1,077        930        854        917        689        798
Product research and development..........      1,155        940      1,138        867      1,329      1,410      1,644      1,637
Selling, general and administrative.......      3,628      3,381      3,579      3,531      3,726      3,276      3,252      2,669
Depreciation and amortization.............      4,580      4,103      3,669      3,635      3,120      2,813      2,539      2,297
Loss from operations......................  $  (1,293) $  (1,890) $  (2,119) $  (2,528) $  (4,699) $  (5,416) $  (5,375) $  (4,915)
OTHER DATA:
Number of new Coinstar units installed
  during the period.......................        547        428        376        405        501        327        469        400
Installed base of Coinstar units at end of
  period..................................      5,788      5,241      4,813      4,437      4,032      3,531      3,204      2,735
Average age of network for the period
  (months)................................       20.0       19.2       17.5       15.8       14.8       13.4       11.7       10.6
Number of regional markets................         74         64         58         57         49         42         40         35
Dollar value of coins processed...........  $ 205,143  $ 177,248  $ 186,166  $ 180,600  $ 139,227  $ 117,298  $ 105,692  $ 103,442
Direct contribution(1)....................  $   9,082  $   7,852  $   7,344  $   6,435  $   4,330  $   3,000  $   2,749  $   2,486
EBITDA(5).................................  $   3,287  $   2,213  $   1,550  $   1,107  $  (1,579) $  (2,603) $  (2,836) $  (2,618)
Annualized revenue per average installed
  unit(2).................................  $  13,343  $  12,721  $  12,937  $  12,703  $  11,048  $  10,597  $  10,907  $  12,284
Annualized direct contribution per average
  installed unit(1)(2)....................  $   6,637  $   6,331  $   6,405  $   6,021  $   4,568  $   3,601  $   3,768  $   3,935
International development costs(3)........  $   406.3  $     275  $     369  $     116  $     241  $      28         --         --
Internet development costs(4).............  $   312.8  $    64.4         --         --         --         --         --         --

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

(3) International development costs represent the costs incurred by Coinstar International related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," issued on April 13, 1998 ("SOP 98-5").

(4) Internet development costs represent the costs incurred by Coinstar Inc related to the exploration of e-services product. All costs related to the internet development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public SOP 98-5.

(5) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding a company's ability to service and/or incur indebtedness.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000.

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

    During the second and third quarters of 1998, we undertook a program to identify, test, and evaluate our internal operating systems to determine the impact of the year 2000 on these systems. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the internal operating systems, we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century. We will retest our systems during the third quarter of 1999 to reconfirm our year 2000 compliance to ensure no additional year 2000 issues have been introduced since our original testing in 1998.

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

    We have completed our year 2000 contingency planning during the second quarter of 1999. This planning involved an assessment of problem scenarios that could disrupt critical business functions and the steps to be taken to minimize the risk and impact of these problems. Our contingency plans will continue to be reviewed and updated as the yearend approaches and further information on potential problem scenarios become available.

                                  RISK FACTORS

    YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING OUR COMPANY. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE HARMED. IN SUCH CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A HISTORY OF SUSTAINED OPERATING LOSSES AND WE EXPECT SUCH LOSSES TO
  CONTINUE.

    We have incurred substantial losses since inception in 1991. Our net loss was $16.0 million for 1996, $29.6 million for 1997 and $24.0 million for 1998. As of June 30, 1999 we had an accumulated deficit of $91.1 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters and depreciation and amortization. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements.

WE HAVE A LIMITED OPERATING HISTORY AND FACE UNCERTAINTY IN OUR ABILITY TO
  BECOME A PROFITABLE COMPANY.

    After several years of development, we commenced commercial deployment of Coinstar units in 1994 and placed over 95% of our current installed base in 1996, 1997, 1998 and the first six months of 1999. Therefore, you have limited historical financial information on which to base an evaluation of our performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and operation, particularly companies in new or rapidly evolving markets. We cannot be certain that we will install a sufficient number of our Coinstar units or obtain sufficient market acceptance to allow us to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expenses and debt service obligations.

OUR COIN PROCESSING SERVICE IS OUR SOLE SOURCE OF REVENUE AND OUR CURRENT MARKET
  IS LIMITED.

    We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenue from the operation of Coinstar units. Accordingly, market acceptance of our coin processing service is critical to our future success. Since there is only a limited current market for our coin processing service, we cannot assure you that an acceptable level of demand will be achieved or sustained. If sufficient demand for our coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

OUR FUTURE OPERATING RESULTS REMAIN UNCERTAIN.

    You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and on customer utilization of our service. Our future operating results will depend upon many other factors, including:

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

OUR BUSINESS IS DEPENDENT ON OUR RETAIL PARTNERS, WHICH ARE PRIMARILY
  SUPERMARKET CHAINS.

    Market acceptance of the Coinstar unit depends on the willingness of potential retail partners to agree to installation and retention of Coinstar units in their stores, primarily supermarkets. We believe that market acceptance by potential retail partners will depend on our ability to demonstrate the utility of the Coinstar unit as a customer service and as a means to provide other tangible benefits to potential and existing retail partners, including increased customer traffic and customer spending in the form of voucher dollars in the store. If our service does not achieve market acceptance, especially among supermarket chains, or does so less rapidly than expected, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

    We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. These contracts generally have terms ranging from one to three years and are generally terminable by either party with advance notice of at least 90 days. Coinstar units in service in one supermarket chain, The Kroger Co., accounted for approximately 37.6% of our revenue in 1998. In the quarter ended June 30, 1999, this supermarket chain accounted for approximately 33.9% of our revenue. The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO DIFFERENT USAGE RATES OF
  INDIVIDUAL COINSTAR UNITS, SEASONALITY OF USE AND OTHER FACTORS.

    Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. Based on our limited operating history, we believe that coin processing volumes are affected by seasonality; in particular we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to our limited operating history and the lack of comparable companies engaged in the coin processing business.

    In addition, our quarterly operating results are affected by the timing and number of Coinstar units installed during the quarter. The timing of Coinstar unit installations during a particular quarter is largely dependent on installation schedules determined by agreements with our retail partners, the variable length of trial periods of our retail partners and the planned coordination of multiple installations in a given geographic region.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS.

    As of June 30, 1999 we had outstanding indebtedness of $92.6 million, which included $91.3 million of our 13.0% Senior Subordinated Discount Notes due 2006 (the "Notes") and our capital lease obligations. The outstanding indebtedness associated with the Notes will grow to $95.0 million by October 1999. We must begin paying cash interest on the Notes in April 2000. Beginning at that time, we will have debt service obligations of over $12.0 million per year until October 2006, when the principal amount of $95.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

OUR MARKET IS INCREASINGLY COMPETITIVE.

    We are the first company to provide a national network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, we believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us. Moreover, we may face direct competition from Scan Coin AB of Malmo, Sweden, our prior supplier of coin-counting devices, or other third parties to whom Scan Coin may sell its coin-counting device. See "--Our business could be harmed by a dispute with our supplier".

    In addition, we may face new competition as we seek to expand into international markets and develop new products, services and enhancements. Our ability to expand internationally may subject us to competition with banks that offer services competitive with ours and with manufacturers and other companies that have established or are seeking to establish coin-counting networks competitive with ours. Many of the competitors have greater experience than we do in operating in these international markets. Moreover, new products that we intend to develop, such as those involving the Internet, may subject us to competition from companies with significantly greater technological resources and experience.

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

THE SUCCESS OF OUR POTENTIAL NEW SERVICES AND PRODUCTS IS UNCERTAIN.

    We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services such as through value-added services and promotions. One example is Coinstar Shopper-TM-, which is a multifunction Internet portal. These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these potential competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

OUR BUSINESS COULD BE HARMED BY A DISPUTE WITH OUR SUPPLIER.

    Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. We believe that Scan Coin has no claim on any of our intellectual property. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. On May 28, 1999, we received a letter indicating that Scan Coin intended to commence arbitration proceedings without delay. Scan Coin stated that it would seek compensation for its financial losses and seek a declaratory judgment regarding ownership of certain intellectual property. On June 3, 1999, we responded to Scan Coin's letter in an effort to settle this dispute amicably. We will continue to attempt to settle this dispute amicably with Scan Coin. However, even if it is determined that our use of the new coin-counting technology violates the agreement, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

    Currently, coin counter devices supplied by Scan Coin are installed in most commercially deployed Coinstar units. Replacement parts for the coin counter devices installed in these units are supplied by Scan Coin. We believe, if all pending parts orders from Scan Coin are received, that we will have enough parts to meet our estimated demand through the end of 1999. However, we cannot be certain that the dispute with Scan Coin, or Scan Coin's purported termination of our agreement with them, will not affect Scan Coin's decision to fill such orders or others in the future. We believe we can purchase many of these parts from third party suppliers. However, we may not be able to source all necessary parts from outside suppliers for the Scan Coin counters on a timely basis, if at all. Our failure to secure necessary replacement parts on a timely basis may result in a slowdown of installation or in machine downtime, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR PATENTS AND PROPRIETARY
  RIGHTS.

    Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have five issued patents relating to the removal of debris from coins processed in a self-service environment and other aspects of self-service coin processing.

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

    On June 18, 1997 we filed suit in the United States District Court, Northern District of California against CoinBank Automated Systems, Inc., one of our competitors, based on alleged infringement of one of our United States patents. On June 27, 1997 CoinBank answered our patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability of this patent, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin has been dismissed by agreement of the parties. On January 26, 1998 the court, in response to cross motions for summary judgment filed by both parties, held that some of CoinBank's devices did not infringe on the subject patent, and that there remained a question of fact as to the infringement of other devices. On October 27, 1998 we added our most recently issued patent to the pending litigation by agreement of the parties. CoinBank has filed a motion for summary judgment, dated June 4, 1999, contending that one of our patents that is the subject of the lawsuit is invalid, or alternatively that CoinBank machines do not infringe the patent. In addition, we have commenced settlement discussions with CoinBank. We cannot assure you that we will prevail in our patent infringement claim against CoinBank or on any claim that may be filed by CoinBank against us or, that as a result of the patent infringement claim, our patents will not be limited in scope or found to be invalid.

    Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending U.S. and/or foreign patents, copyrights or trade secrets or that such claims will not be successful. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all.

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

    - competition from potential and current coin-counting businesses,

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

    Our expansion into Europe will present challenges different from those faced in the United States. We expect to face greater competition than currently is the case in the United States because banks in Europe typically offer coin-counting services to their customers and most of the world's self-service coin-counting machine manufacturers are located in Europe. Some of these manufacturers have been involved in attempts to set up networks similar to ours. In addition, local laws and market conditions may require us to change our fee structure. We also will face a number of technical challenges as we attempt to expand into Europe. In several areas, close national borders may require that our units be able to handle as many as six different national coin sets, as well as the new Euro coin. Supermarkets in Europe tend to be smaller than those in the United States. Because of this, floor space is more of an issue than in the typical supermarket in the United States. As a result, it may be necessary for us to reduce the size of our unit to succeed in Europe. Reducing our unit size could present technical challenges, and the smaller capacity that might result from a smaller unit could increase operating costs in servicing the units. Many local laws do not permit stores to be operated on a 24-hour, seven day per week basis. This could reduce volumes and present challenges in our servicing of the units. We also expect to face higher telecommunications costs in Europe than in the United States, and a European network may need to make extensive use of cellular communications.

WE DEPEND UPON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL.

    Our performance is substantially dependent on the continued services of our executive officers and key employees, all of whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness. Currently, we maintain a "key man" life insurance policy on our chairman and chief executive officer, Jens Molbak, in the amount of $2.0 million. See "Management--Executive Officers, Directors and Key Employees".

DEFECTS IN OR FAILURES OF OUR OPERATING SYSTEM COULD HARM OUR BUSINESS.

    We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pickup. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each Coinstar unit is designed to store all data collected, thereby helping to ensure that critical data is not lost due to an operating systems failure, our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data would seriously harm our operations.

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

    - timing of installations relative to financial reporting periods,

    - release of reports,

    - operating results below market expectations,

    - changes in, or our failure to meet, financial estimates by securities analysts,

    - industry developments,

    - market acceptance of the Coinstar service by retail partners and consumers,

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

OUR BUSINESS COULD BE HARMED BY YEAR 2000 COMPLIANCE ISSUES.

    Many currently installed computer systems and software programs were designed to use only a two-digit date field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. Until the date fields are updated, the systems and programs could fail or give erroneous results when referencing dates following December 31, 1999. Such failure or errors could occur prior to the actual change in century. We rely on computer applications for our coin processing machines and to manage and monitor our accounting and administrative functions. Such failure or malfunction could cause disruptions of operations, including among other things a temporary inability to process transactions or engage in normal business activities. In addition, our retail partners, suppliers and service providers, including financial institutions, rely upon computer applications, some of which may contain software that may fail or give erroneous results as a result of the upcoming change in century, with respect to functions that materially affect their interactions with us. We do not believe our computer systems or applications currently in use nor the systems of our key retail partners, suppliers, and service providers will be harmed by the upcoming change in century. Failure or malfunction of our software or that of our retail partners, suppliers or service providers could seriously harm our business, financial condition and results of operations and on our ability to achieve sufficient cash flow to service to our indebtedness. We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

    We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. See "Dividend Policy".

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

                                  PERIOD ENDED
                                    JUNE 30,                         YEAR ENDED DECEMBER 31,
$ IN THOUSANDS                    ------------  ------------------------------------------------------------------
INTEREST RATE RISK                    1999        1999       2000       2001       2002       2003     THEREAFTER
--------------------------------  ------------  ---------  ---------  ---------  ---------  ---------  -----------
ASSETS
Short-term investments..........   $    5,805
  Average interest rate.........         5.16%
LIABILITIES
Capital Lease obligations.......   $    1,948   $     748  $     327  $      48
  Average interest rate.........        13.04%        9.6%       9.6%       9.6%
Long-term debt-fixed............   $   94,273   $  94,323  $  94,422  $  94,522  $  94,622  $  94,722   $  94,822
  Average interest rate.........         13.2%       13.2%      13.2%      13.2%      13.2%      13.2%       13.2%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    We are currently involved in pending litigation with one of our competitors, CoinBank Automated Systems Inc. On June 18, 1997, we filed in the United States District Court, Northern District of California against CoinBank a complaint for infringement of one of our United States patents. On June 27, 1997, CoinBank answered this patent infringement claim and counterclaimed for declaration of non-infringement, invalidity and unenforceability, and filed a claim for breach of warranty against Scan Coin. The claim against Scan Coin was dismissed by agreement of the parties. On January 26, 1998, the court held that certain of CoinBank's devices did not infringe our patent, but there remained a question of fact as to the infringement by other devices. On October 27, 1998, we added our then most recently issued patent to the pending litigation by agreement of the parties. CoinBank has filed a motion for summary judgment, dated June 4, 1999, contending that one of our patents that is the subject of the lawsuit is invalid, or alternatively that CoinBank machines do not infringe the patent. In addition, we have commenced settlement discussions with CoinBank. We cannot assure you that we will prevail in this action or on any claim that may be filed by CoinBank against us, or that as a result of this action, our patents will not be limited in scope or found to be invalid. See "Risk Factors--We may be unable to adequately protect or enforce our patents and proprietary rights".

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS.

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

    Pursuant to the Registration Statement, we sold 3,000,000 shares of common stock for its own account, for an aggregate offering price of $31,500,000. We incurred expenses of approximately $2,837,544, of which $1,957,125 represented underwriting discounts and commissions and $880,419 represented estimated other expenses, of which $50,149 represented direct or indirect payments to an affiliate of the Company. The net offering proceeds to us after total expenses was $28,662,456.

    During the second quarter of 1998, we began to disburse proceeds from the initial public offering. To date, offering proceeds disbursed were approximately $23.4 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network; product research and development to enhance the Coinstar unit and the coin processing network; and for general corporate purposes.

    The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

    The effective date of our second registration statement, filed on Form S-3 under the Securities Act of 1993, as amended (Registration No.), was June 23, 1999 (the "Secondary Registration Statement"). The class of securities registered was common stock. The offering commenced on June 23, 1999 and all securities were sold in the offering. The managing underwriters were Goldman, Sachs & Co, Donaldson, Lufkin & Jenrette, and Hambrecht & Quist.

    Pursuant to the Registration Statement, we sold 4,466,400 shares of its Common Stock for its own account, for an aggregate offering price of $99,935,700. We incurred expenses of approximately $6,129,000, of which $5,716,992 represented underwriting discounts and commissions and $412,008 represented estimated other expenses. The net offering proceeds to the issuer after total expenses was $93,806,700. The net proceeds received by the Company will be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness.

    The net proceeds have been invested in cash equivalents and short-term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

    On March 3, 1999 we acquired from Compucook, Inc. assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired from Nu World Marketing Limit Inc. assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders on June 16, 1999. The stockholders voted as follows:

    The stockholders elected each of the two nominees for director to hold office until the 2002 Annual Meeting of Stockholders. The elected directors and the votes cast in favor and withheld for each are as follows:

                                                                   VOTES IN
                                                                     FAVOR      VOTES WITHHELD
                                                                 -------------  --------------
David E. Stitt.................................................    10,772,700        127,239
Ronald A. Weinstein............................................    10,772,800        127,139

    Directors continuing in office are as follows:

                                                                          UNTIL ANNUAL MEETING
                                                                             OF SHAREHOLDERS
                                                                        -------------------------
George H. Clute.......................................................               2000
Larry A. Hodges.......................................................               2000
Jens H. Molbak........................................................               2001
William D. Ruckelshaus................................................               2001
Robert O. Aders.......................................................               2001

    The shareholders approved the amendment to the Company's 1997 equity incentive plan to increase the number of shares authorized for issuance under the plan from 2,900,000 shares to 3,580,000 with 6,181,801 votes in favor, 762,836 votes against, and 5,909 abstentions.

    The shareholders approved the amendment to the Company's employee stock purchase plan to increase the number of shares authorized for issuance under the plan from 200,000 to 400,000 shares with 6,737,515 votes in favor, 206,131 votes against, and 6,900 abstentions.

    The shareholders approved the 1997 non-employee director's stock option plan, as amended and restated to increase the number of shares authorized for issuance under the plan from 100,000 to 200,000 shares with 6,754,961 votes in favor, 184,161 votes against, and 11,424 abstentions

    The stockholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company with 10,807,805 votes in favor, 88,376 votes against and 3,758 abstentions.

ITEM 5. OTHER INFORMATION.

    Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for the directors at the Company's 2000 Annual Meeting of Shareholders must provide specific information to the Company between 60 and 90 days prior to the first anniversary of the 1999 Annual Meeting of Stockholders, which was held on June 16, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits:

     3.1(1)    Amended and Restated Certificate of Incorporation of the Registrant in
               effect after the closing of the Initial Public Offering.
     3.2(1)    Amended and Restated Bylaws of the Registrant.
     4.1       Reference is made to Exhibits 3.1 through 3.2.
     4.2(1)    Specimen Stock Certificate.
     4.3(1)    Second Amended and Restated Investor Rights Agreement, dated August 27,
               1996, between the Registrant and certain investors, as amended October 22,
               1996.
     4.4(1)    Indenture between Registrant and The Bank of New York dated October 1,
               1996.
     4.5(1)    Warrant Agreement between Registrant and The Bank of New York dated October
               22, 1996.
     4.6(1)    Notes Registration Rights Agreement between Registrant and Smith Barney
               Inc. dated October 22, 1996.
     4.7(1)    Warrant Registration Rights Agreement between Registrant and Smith Barney
               Inc. dated October 22, 1996.
     4.8(1)    Specimen 13% Senior Discount Note Due 2006
     4.9(3)    Rights Agreement dated as of November 12, 1998 between Registrant and
               American Securities Transfer and Trust, Inc.
     4.10(3)   Registrant's Certificate of Designation of Series A Preferred Stock.
               Reference is made to Exhibit A of Exhibit 4.9
     4.11(3)   Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9
     4.12(4)   Credit Agreement, dated February 19, 1999, between Coinstar, Inc. and
               Imperial Bank, for itself and as agent for Bank Austria Creditanstalt
               Corporate Finance, Inc.
     4.13(4)   Form of Warrant, dated February 19, 1999, issued to Imperial Bank.
     4.14(4)   Form of Warrant, dated February 19, 1999, issued to Bank Austria
               Creditanstalt Corporate Finance, Inc.
     4.15(4)   Registration Rights Agreement, dated February 19, 1999, between Coinstar,
               Inc. and Imperial Bank.
     4.16(4)   Registration Rights Agreement, dated February 19, 1999, between Coinstar,
               Inc. and Bank Austria Creditanstalt Corporate Finance, Inc.
     4.17      June 7, 1999 amendment to Credit Agreement, dated February 19, 1999
     4.18      June 14, 1999 limited waiver to Credit Agreement dated February 19, 1999
    10.1(1)    Registrant's 1997 Equity Incentive Plan.
    10.2(1)    Registrant's 1997 Employee Stock Purchase Plan.
    10.3(1)    Registrant's 1997 Non-Employee Directors' Stock Option Plan.
    10.4(1)    Form of Indemnity Agreement between the Registrant and its executive officers and directors.
    10.5(1)    Series E Preferred Stock and Warrant Purchase Agreement between Registrant and Acorn Ventures, Inc., dated August 27, 1996.

    10.6(1)    Office Building Lease between Registrant and Factoria Heights dated June 1,
               1994, as amended on January 24, 1997.
    10.7(1)    Sublease between Registrant and Maruyama U.S., Inc. dated January 15, 1997.
    10.8(1)    Lease agreement between Registrant and Spieker Properties, L.P. dated
               January 29, 1997.
    10.9(1)    Lease agreement between Registrant and Spieker Properties, L.P. dated
               January 29, 1997.
    10.10 (2)  Manufacturing Agreement between Registrant and SeaMed Corporation dated May
               14, 1998.
    10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated March 5, 1997.
    10.12+(1)  Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
    10.13 (1)  Purchase Agreement between Registrant and Smith Barney Inc. dated October
               22, 1996.
    10.14(5)   Amendment of Registrant's 1997 Equity Incentive Plan.
    10.15(5)   Amendment of Registrant's 1997 Employee Stock Purchase Plan.
    10.16(5)   Amendment of Registrant's 1997 Non-Employee Directors' Stock Option Plan.
    27.1       Financial Data Schedule.

------------------------

(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.

(b) Reports on Form 8-K:

No reports filed on Form 8-K were filed during the quarter ended June 30, 1999.

Items 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COINSTAR, INC.
                                (registrant)

Date: August 16, 1999

                                By:             /s/ KIRK A. COLLAMER
                                     -----------------------------------------
                                                  Kirk A. Collamer
                                     VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                DESCRIPTION OF DOCUMENT
------------   ---------------------------------------------------------------------------
    3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant in
               effect after the closing of the Initial Public Offering.
    3.2(1)     Amended and Restated Bylaws of the Registrant.
    4.1        Reference is made to Exhibits 3.1 through 3.2.
    4.2(1)     Specimen Stock Certificate.
    4.3(1)     Second Amended and Restated Investor Rights Agreement, dated August 27,
               1996, between the Registrant and certain investors, as amended October 22,
               1996.
    4.4(1)     Indenture between Registrant and The Bank of New York dated October 1,
               1996.
    4.5(1)     Warrant Agreement between Registrant and The Bank of New York dated October
               22, 1996.
    4.6(1)     Notes Registration Rights Agreement between Registrant and Smith Barney
               Inc. dated October 22, 1996.
    4.7(1)     Warrant Registration Rights Agreement between Registrant and Smith Barney
               Inc. dated October 22, 1996.
    4.8(1)     Specimen 13% Senior Discount Note Due 2006
    4.9(3)     Rights Agreement dated as of November 12, 1998 between Registrant and
               American Securities Transfer and Trust, Inc.
    4.10(3)    Registrant's Certificate of Designation of Series A Preferred Stock.
               Reference is made to Exhibit A of Exhibit 4.9
    4.11(3)    Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9
    4.12(4)    Credit Agreement, dated February 19, 1999, between Coinstar, Inc. and
               Imperial Bank, for itself and as agent for Bank Austria Creditanstalt
               Corporate Finance, Inc.
    4.13(4)    Form of Warrant, dated February 19, 1999, issued to Imperial Bank.
    4.14(4)    Form of Warrant, dated February 19, 1999, issued to Bank Austria
               Creditanstalt Corporate Finance, Inc.
    4.15(4)    Registration Rights Agreement, dated February 19, 1999, between Coinstar,
               Inc. and Imperial Bank.
    4.16(4)    Registration Rights Agreement, dated February 19, 1999, between Coinstar,
               Inc. and Bank Austria Creditanstalt Corporate Finance, Inc.
    4.17       June 7, 1999 amendment to Credit Agreement, dated February 19, 1999
    4.18       June 14, 1999 limited waiver to Credit Agreement dated February 19, 1999
   10.1(1)     Registrant's 1997 Equity Incentive Plan.
   10.2(1)     Registrant's 1997 Employee Stock Purchase Plan.
   10.3(1)     Registrant's 1997 Non-Employee Directors' Stock Option Plan.
   10.4(1)     Form of Indemnity Agreement between the Registrant and its executive officers and directors.
   10.5(1)     Series E Preferred Stock and Warrant Purchase Agreement between Registrant and Acorn Ventures, Inc., dated August 27, 1996.
   10.6(1)     Office Building Lease between Registrant and Factoria Heights dated June 1,
               1994, as amended on January 24, 1997.
   10.7(1)     Sublease between Registrant and Maruyama U.S., Inc. dated January 15, 1997.
   10.8(1)     Lease agreement between Registrant and Spieker Properties, L.P. dated
               January 29, 1997.
   10.9(1)     Lease agreement between Registrant and Spieker Properties, L.P. dated
               January 29, 1997.
   10.10(2)    Manufacturing Agreement between Registrant and SeaMed Corporation dated May
               14, 1998.
   10.11+(1)   Letter of Intent between Registrant and Scan Coin AB dated March 5, 1997.
   10.12+(1)   Agreement between Registrant and Scan Coin AB dated April 30, 1993, as amended.
   10.13(1)    Purchase Agreement between Registrant and Smith Barney Inc. dated October
               22, 1996.
   10.14(5)    Amendment of Registrant's 1997 Equity Incentive Plan.
   10.15(5)    Amendment of Registrant's 1997 Employee Stock Purchase Plan.
   10.16(5)    Amendment of Registrant's 1997 Non-Employee Directors' Stock Option Plan.
   27.1        Financial Data Schedule.

--------------------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233)
(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.
(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.
(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999.
+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.