Form 10-Q
period 1999-09-30
COINSTAR INC
filed 1999-11-15
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-Q
(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-22555

                         ------------------------------

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

                         ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         ------------------------------

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 31, 1999
       Common Stock, $0.001 par value                           20,114,026

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                                     INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.       FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements:
              Consolidated Balance Sheets as of September 30, 1999
              (unaudited) and December 31, 1998...........................      3
              Consolidated Statements of Operations for the nine and three month periods ended September 30, 1999 (unaudited) and 1998
              (unaudited).................................................      4
              Consolidated Statement of Stockholders' Equity (Deficit) for
              the nine month period ended September 30, 1999
              (unaudited).................................................      5
              Consolidated Statements of Cash Flows for the nine month
              periods ended September 30, 1999 (unaudited) and 1998
              (unaudited).................................................      6
              Notes to Consolidated Financial Statements for the nine
              month periods ended September 30, 1999 (unaudited) and 1998
              (unaudited).................................................      7
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     11
Item 3.       Quantitative and Qualitative Disclosures About Market
              Risk........................................................     30
PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings...........................................     32
Item 2.       Changes in Securities and Use of Proceeds...................     32
Item 5.       Other Information...........................................     33
Item 6.       Exhibits and Reports on Form 8-K............................     33
SIGNATURES................................................................     36
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $104,071,268     $ 37,688,205
  Short-term investments available for sale.................     8,182,866        4,182,315
  Prepaid expenses and other current assets.................     3,114,478        1,043,010
                                                              ------------     ------------
  Total current assets......................................   115,368,612       42,913,530
PROPERTY AND EQUIPMENT:
  Coinstar units............................................    95,752,612       73,191,704
  Computers.................................................     3,989,609        3,060,899
  Office furniture and equipment............................     1,227,738        1,191,221
  Leased vehicles...........................................     2,434,723        1,637,647
  Leasehold improvements....................................       437,593          437,593
  Coinstar components.......................................        82,069           94,865
                                                              ------------     ------------
                                                               103,924,344       79,613,929
  Accumulated depreciation..................................   (38,490,320)     (26,263,528)
                                                              ------------     ------------
                                                                65,434,024       53,350,401
OTHER ASSETS................................................     5,490,549        2,569,187
                                                              ------------     ------------
TOTAL.......................................................  $186,293,186     $ 98,833,118
                                                              ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable..........................................  $  6,939,819     $  3,828,459
  Accrued liabilities.......................................    31,684,768       26,987,334
  Current portion of long-term debt and capital lease
     obligations............................................     1,127,122        2,020,696
                                                              ------------     ------------
  Total current liabilities.................................    39,751,708       32,836,489
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS................    83,316,680       86,035,758
                                                              ------------     ------------
  Total liabilities.........................................   123,068,389      118,872,247
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock..............................................   157,648,226       61,858,154
  Contributed capital for warrants..........................     1,316,128          513,584
  Accumulated other comprehensive income....................         4,737            3,171
  Accumulated deficit.......................................   (95,744,293)     (82,414,038)
                                                              ------------     ------------
  Total stockholders' equity (deficit)......................    63,224,798      (20,039,129)
TOTAL.......................................................  $186,293,186     $ 98,833,118
                                                              ============     ============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           NINE MONTH PERIODS            THREE MONTH PERIODS
                                          ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                      ----------------------------    --------------------------
                                          1999            1998           1999           1998
                                      ------------    ------------    -----------    -----------
REVENUE.............................  $ 55,773,099    $ 32,871,162    $21,723,964    $13,576,423
EXPENSES:
  Direct operating..................    27,897,511      19,106,961     10,783,332      7,141,117
  Regional sales and marketing......     3,625,044       2,701,062      1,293,999        930,366
  Product research and
     development....................     4,130,106       3,606,286      2,035,468        867,436
  Selling, general, and
     administrative.................    10,886,127      10,533,289      3,877,211      3,531,109
  Depreciation and amortization.....    14,380,298       9,567,959      5,697,964      3,634,837
                                      ------------    ------------    -----------    -----------
  Loss from operations..............    (5,145,986)    (12,644,395)    (1,964,011)    (2,528,442)
OTHER INCOME (EXPENSE):
  Interest income...................     1,430,897       1,160,877      1,150,730        273,469
  Interest expense..................    (8,933,319)     (7,989,521)    (3,089,338)    (2,757,830)
  Other income......................        61,659         161,671                        58,787
  Loss before extraordinary item....   (12,586,749)    (19,311,308)    (3,902,619)    (4,954,016)
EXTRAORDINARY ITEM:
  Loss related to early retirement
     of debt........................      (743,506)                      (743,506)
                                      ------------    ------------    -----------    -----------
NET LOSS............................  $(13,330,255)   $(19,311,308)   $(4,646,125)   $(4,954,016)
                                      ============    ============    ===========    ===========
LOSS PER SHARE:
  Loss per share before
     extraordinary item, basic and
     diluted........................  $      (0.74)   $      (1.28)   $     (0.19)   $     (0.33)
  Extraordinary item per share,
     basic and diluted..............         (0.04)                         (0.04)
                                      ------------    ------------    -----------    -----------
  Net loss per share, basic and
     diluted........................  $      (0.78)   $      (1.28)   $     (0.23)   $     (0.33)
                                      ============    ============    ===========    ===========
  Weighted average shares
     outstanding, basic and
     diluted........................    17,092,702      15,128,279     20,016,453     15,187,244
                                      ============    ============    ===========    ===========

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)

                                                                              ACCUMULATED
                                       COMMON STOCK           CONTRIBUTED        OTHER
                                --------------------------    CAPITAL FOR    COMPREHENSIVE    ACCUMULATED
                                  SHARES         AMOUNT        WARRANTS         INCOME          DEFICIT          TOTAL
                                ----------    ------------    -----------    -------------    ------------    ------------
BALANCE, January 1, 1999......  15,217,504    $ 61,858,154    $  513,584        $ 3,171       $(82,414,038)   $(20,039,129)
Issuance of shares under
  employee stock purchase
  plan........................      77,793         672,510                                                         672,510
Exercise of stock options.....     197,111         718,782                                                         718,782
Exercise of stock warrants....     100,057          89,824       (89,834)                                              (10)
Issuance of common stock, net
  of issuance costs of
  $6,284,869..................   4,466,400      93,650,831                                                      93,650,831
Issuance of common stock for
  acquisition of assets.......      25,000         386,250                                                         386,250
Issuance of warrants under
  revolving credit facility...                                   723,211                                           723,211
Issuance of common stock for
  asset purchase option.......      30,000         271,875                                                         271,875
Issuance of warrants for
  acquisition of assets.......                                   169,167                                           169,167
Comprehensive income (loss):
  Unrealized gain on
    short-term investments
    available for sale........                                                    2,879
  Unrealized loss on foreign
    currency translation......                                                   (1,313)
  Other comprehensive
    income....................                                                                                       1,566
Net loss......................                                                                 (13,330,255)    (13,330,255)
Comprehensive loss............                                                                                 (13,328,689)
                                ----------    ------------    ----------        -------       ------------    ------------
BALANCE, September 30, 1999...  20,113,865    $157,648,226    $1,316,128        $ 4,737       $(95,744,293)   $ 63,224,798
                                ==========    ============    ==========        =======       ============    ============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTH
                                                              PERIODS ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(13,330,255)   $(19,311,308)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization.............................    14,380,296       9,397,861
  Debt discount amortization................................     8,663,981       7,615,632
  Accrued investment income.................................       (81,304)        428,949
  Non-cash stock-based compensation.........................            --          36,625
  Unrealized gain on short term investments available for
    sale....................................................         2,879           5,572
  Unrealized loss on foreign currency translation...........        (1,313)           (134)
CASH PROVIDED (USED) BY CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
  Prepaid expenses and other current assets.................    (2,080,085)       (243,390)
  Other assets..............................................      (420,563)          2,592
  Accounts payable..........................................     2,711,231         327,530
  Accrued liabilities.......................................     4,060,414       5,601,777
                                                              ------------    ------------
  Net cash provided by operating activities.................    13,905,281       3,861,706
INVESTING ACTIVITIES:
  Purchase of short-term investments........................   (16,522,298)    (24,258,982)
  Sale of short-term investments............................    12,603,019      47,776,019
  Purchase of fixed assets..................................   (25,159,385)    (18,582,947)
  Asset purchase option.....................................      (600,000)             --
  Net proceeds from the sale of equipment...................        33,803           2,247
                                                              ------------    ------------
  Net cash (used)/provided by investing activities..........   (29,644,861)      4,936,337
FINANCING ACTIVITIES:.......................................                            --
  Principal payments on long-term debt......................   (14,307,610)     (1,281,178)
  Proceeds from long term bank debt.........................       500,000              --
  Financing costs associated with long term credit
    facility................................................      (598,882)             --
  Proceeds from sale of common stock, net of issuance
    costs...................................................    93,650,831              --
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................     1,391,292         779,518
                                                              ------------    ------------
  Net cash provided/(used) by financing activities..........    80,635,631        (501,660)
INCREASE IN CASH AND CASH EQUIVALENTS.......................    66,383,063       8,296,383
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................    37,688,205      20,199,914
                                                              ------------    ------------
End of period...............................................  $104,071,268    $ 28,496,297
                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    215,397    $    384,814
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of vehicles financed by capital lease
    obligation..............................................  $    458,058    $    435,176
  Cashless exercise of warrants.............................       165,220              --
  Issuance of common stock for asset purchase option........       271,875              --
  Purchase of assets with warrants..........................       169,167              --
  Issuance of warrants under revolving credit facility......       723,211              --
  Purchase of assets with common stock......................       386,250              --

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes for the year ended December 31, 1998 included in our Form S-3 (registration no. 333-79073) incorporated by reference in Item 5 of this Form 10-Q. The results of operations for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

     PRINCIPLES OF CONSOLIDATION: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiaries Coinstar International, Inc., which was formed for the purpose of exploring the expansion of the Coinstar network internationally and Myshoppinglist.com, Inc., which was formed for the purpose of exploring the development and deployment of electronic commerce technology.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is continuing to evaluate the potential impacts of the standard, as amended, we believe the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

NOTE 2: LETTERS OF CREDIT

     As of September 30, 1999 we had available secured irrevocable letters of credit with two banks which totaled $5.6 million. These letters of credit, which expire through March 31, 2000, are available to collateralize certain obligations to third parties. As of September 30, 1999, no amounts were outstanding under these letters of credit agreements.

NOTE 3: LEGAL PROCEEDINGS

     We recently settled litigation with Cash Technologies Inc., the parent company of CoinBank Automated Systems Inc., involving patent infringement claims and counter-claims. The settlement provides for the dismissal with prejudice of each party's respective claims in the litigation. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a 45 day right of first refusal to purchase CoinBank Automated Systems Inc., which expires November 15, 1999. In consideration for the right of first refusal, CoinBank received $600,000 and was provided 30,000 shares of our common stock. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment, recorded as an asset as of September 30, 1999, would be credited toward the purchase price. On November 15, 1999 we verbally agreed with Cash Technologies Inc. to extend the 45 day right of refusal up to

                        COINSTAR, INC. AND SUBSIDIARIES

NOTE 3: LEGAL PROCEEDINGS (CONTINUED)
an additional 10 days. The ultimate accounting treatment will be determined subsequent to the expiration of the right of first refusal. See Note 9. The settlement effectively ends the dispute over the patents-in-suit and includes a release and covenant not to sue.

NOTE 4: TERMINATION OF SUPPLIER RELATIONSHIP

     Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. We believe that Scan Coin has no claim on any of our intellectual property. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. On May 28, 1999 we received a letter indicating that Scan Coin intended to commence arbitration proceedings without delay. Scan Coin stated that it would seek compensation for its financial losses and seek a declaratory judgment regarding ownership of certain intellectual property. On June 3, 1999, we responded to Scan Coin's letter in an effort to settle this dispute amicably. Discussions to attempt to settle this dispute with Scan Coin are ongoing. However, even if it is determined that our use of the new coin-counting technology violates the agreement, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness. No amounts for estimated damages have been accrued in the accompanying financial statements.

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

     In connection with the Credit Agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The values of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts which are being amortized ratably over the term of the related debt. We have agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under

                        COINSTAR, INC. AND SUBSIDIARIES

NOTE 5: REVOLVING CREDIT FACILITY (CONTINUED) the Credit Agreement and the Lenders have no further commitment to make loans or extend credit under the Credit Agreement (the "Loan Termination Date"). We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Loan Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligates us under certain circumstances to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

     On June 7, 1999 we amended the Credit Agreement with the Lenders to allow the Company, or its domestic subsidiaries, to develop electronic commerce or internet related businesses subject to certain aggregate limits. On June 14, 1999 the Lenders issued a Limited Waiver of certain mandatory prepayments and reduction of the revolving commitment of the Credit Agreement upon the issuance of equity by the Company. The Limited Waiver requires the Company to maintain minimum deposits with Imperial Bank for the term of the Credit Agreement.

     On September 21, 1999 we amended the Credit Agreement with the Lenders to allow us or our domestic and foreign subsidiaries to increase our aggregate investment limit to $8.0 million, to allow us to issue up to $10.0 million in letters of credit and to repurchase up to $50.0 million of our 13% Senior Subordinated Discount Notes due 2006 (the "Notes").

NOTE 6: ISSUANCE OF COMMON STOCK

     In June 1999, we completed a public offering of 4,000,000 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $84.0 million (after deducting applicable issuance costs and expenses). The net proceeds received by the Company will be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes.

     In July 1999, the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.7 million (after deducting applicable issuance costs and expenses).

NOTE 7: NONCASH ASSET ACQUISITION

     On March 3, 1999 we acquired from Compucook, Inc. assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired from Nu World Marketing Limit, Inc. assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock.

NOTE 8: EARLY RETIREMENT OF DEBT

     During the quarter we repurchased $11.5 million of our Notes. We paid $12.1 million in cash and incurred a one time extraordinary write off of $744,000.

                        COINSTAR, INC. AND SUBSIDIARIES

NOTE 9: SUBSEQUENT EVENTS

EARLY RETIREMENT OF DEBT

     Since September 30, 1999 we repurchased $22.5 million of the Notes. We paid $24.1 million in cash, net of accrued interest, and incurred a one time extraordinary write off of $2.5 million.

ASSET PURCHASE OPTION

     In connection with a litigation settlement discussed in Note 3 above, on November 15, 1999 we verbally agreed with Cash Technologies Inc. to extend the 45 day right of first refusal up to an additional 10 days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion in this Form 10-Q contains forward-looking statements regarding us, our business, prospects and results of operations that involve risks and uncertainties. Our actual business, prospects and results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" herein and in our Form 10-K for the year ended December 31, 1998, the Quarterly Reports on Form 10-Q for the three month ended March 31, 1999 and six month ended June 30, 1999 and the registration statement on Form S-3 filed with the SEC on May 21, 1999 (registration no. 333-79073). You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors and may affect our business, prospects and results of operations.

OVERVIEW

     We currently derive substantially all our revenue from coin processing services generated by our installed base of over 6,700 Coinstar units located in supermarket chains in 39 states across the United States. We generate revenue based on a processing fee of 8.9% at most locations charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases.

     We established a wholly-owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. At the present time, we have Coinstar units in 19 stores in Canada. We are also piloting nine Coinstar units in the United Kingdom to determine the viability of the United Kingdom market for our services. In addition, Coinstar International is investigating the viability of our services in certain European countries. We have also established a wholly-owed subsidiary, MyShoppinglist.com, Inc., in December 1998 to explore the development and deployment of electronic commerce technology, including Coinstar ShopperTM, our multifunction Internet portal.

     Direct operating expenses are comprised of the regional expenses associated with Coinstar unit operations and support and consist primarily of coin pickup and processing, field operations support and related expenses, retail operations support and the amount of our processing fee that we share with our retail partners. Coin pickup and processing costs, which represent a major portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pickup and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

     Since 1995, we have devoted significant resources to building a sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated stockholders' deficit of $95.7 million as of September 30, 1999. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RESULTS OF OPERATIONS

     The following table shows revenue and expenses as a percent of revenue for the periods ended:

                                                NINE MONTH       THREE MONTH
                                              PERIODS ENDED     PERIODS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                              --------------    --------------
                                              1999     1998     1999     1998
                                              -----    -----    -----    -----
Revenue.....................................  100.0%   100.0%   100.0%   100.0%
Expenses:
Direct operating............................   50.0     58.1     49.6     52.6
Regional sales and marketing................    6.5      8.2      6.0      6.9
Product research and development............    7.4     11.0      9.4      6.4
Selling, general, and administrative........   19.5     32.0     17.8     26.0
Depreciation and amortization...............   25.8     29.1     26.2     26.8
                                              -----    -----    -----    -----
Loss from operations........................   (9.2)%  (38.5)%   (9.0)%  (18.6)%
                                              =====    =====    =====    =====

THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     REVENUE

     Revenue increased by $8.1 million to $21.7 million for the quarter ended September 30, 1999 from $13.6 million in the comparable 1998 period. The installed base of Coinstar units increased units to 6,457 as of September 30, 1999 from 4,437 units in the comparable 1998 period. The dollar value of coins processed increased $63.5 million to $244.1 million for the quarter ended September 30, 1999 from $180.6 million in the comparable 1998 period. The increase in revenue was due primarily to (1) the increase in the number of Coinstar units in service during the 1999 period, (2) the increase in the volume of coins processed by the units in service during this period, and (3) the increase in the processing fee from 7.5% to 8.9% in December 1998. Coin volume growth slowed somewhat during the quarter primarily as a result of (1) the increase in our processing fee, (2) a temporary shortage of coins in the banking system that created competition for consumers' coins from retailers and financial institutions, (3) increased consumer hoarding related to the issuance of the new state quarters and (4) less effective radio advertising compared to television advertising run in the prior year. Although we believe this volume trend is temporary, advertising and marketing resources will be increased to drive additional consumer trial usage of our service in the future.

     DIRECT OPERATING EXPENSES

     Direct operating expenses increased $3.6 million to $10.8 million for the quarter ended September 30, 1999 from $7.1 million in the comparable 1998 period. The increase in direct operating expenses was primarily attributable to
(1) an increase in revenue sharing resulting from the increase in December 1998 of the amount of processing fee that we share with our retail partners, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into eight new regional markets. Direct operating expenses as a percentage of revenue decreased to 49.6% in the quarter ended September 30, 1999 from 52.6% in the comparable 1998 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of
(1) the realization of coin pickup and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

     REGIONAL SALES AND MARKETING

     Regional sales and marketing expenses increased $364,000 to $1.3 million for the quarter ended September 30, 1999 from $930,000 in the comparable 1998 period. The increase in regional marketing expense was the result of a nationwide free standing newspaper insert distributed to generate trial usage that was not distributed in the third quarter of 1998. Regional sales and marketing as a percentage of revenue decreased to 6.0% in the quarter ended September 30, 1999 from 6.9% in the comparable 1998 period. The decrease in regional sales and marketing as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network, and (2) lower advertising costs per unit as we increase the density of units within a region. We expect to increase advertising expense in the future in an attempt to increase coin volumes processed.

     PRODUCT RESEARCH AND DEVELOPMENT

     Product research and development expenses increased $1.2 million to $2.0 million for the quarter ended September 30, 1999 from $867,000 in the comparable 1998 period. The increase in product research and development costs reflects the increase in expenditures associated with the development in e-services. Product research and development as a percentage of revenue increased to 9.4% in the quarter ended September 30, 1999 from 6.4% in the comparable 1998 period. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expense increased $346,000 to $3.9 million for the quarter ended September 30, 1999 from $3.5 million in the comparable 1998 period. Selling, general and administrative as a percentage of revenue decreased to 17.8% in the quarter ended September 30, 1999 from 26.0% in the comparable 1998 period. The decrease in selling, general, and administrative as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network combined with (2) the realization of improved operating efficiencies.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $2.1 million to $5.7 million for the quarter ended September 30, 1999 from $3.6 million in the comparable 1998 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 26.2% in the quarter ended September 30, 1999 from 26.8% in the comparable 1998 period. During the quarter, we wrote off certain obsolete equipment resulting in a one time charge of $394,000 during the period. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. We expect depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

     OTHER INCOME, EXPENSE, AND EXTRAORDINARY ITEM

     We generated no other income for the quarter ended September 30, 1999. We leased some excess office space effective November 1999. The leasing of this space will not have a material impact on our results of operations.

     Interest income increased to $1.2 million for the quarter ended September 30, 1999 from $273,000 in the comparable 1998 period. The increase in interest income is attributed to an increase in invested cash balances resulting from the issuance of common stock in June and July of 1999 resulting in net proceeds to us of approximately $93.7 million.

     Interest expense increased to $3.1 million for the quarter ended September 30, 1999 from $2.8 million in the comparable 1998 period. The increase was primarily due to the accretion of the Note. No cash interest payments are due on the Notes until April 2000.

     During the quarter we repurchased $11.5 million of our Notes. We paid $12.1 million in cash and incurred a one time extraordinary write off of $744,000.

     NET LOSS

     Net loss decreased $308,000 to $4.6 million for the quarter ended September 30, 1999 from $4.9 million in the comparable 1998 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     REVENUE

     Revenue increased by $22.9 million to $55.8 million for the nine months ended September 30, 1999 from $32.9 million in the comparable 1998 period. The installed base of Coinstar units increased 2,020 units to 6,457 as of September 30, 1999 from 4,437 units in the comparable 1998 period. The dollar value of coins processed increased $189.6 million to $626.7 million during the 1999 period from $437.1 million in the comparable 1998 period. The increase was primarily due to (1) the increase in the number of Coinstar units in service during the 1999 period, (2) the increase in the volume of coins processed by the units in service during this period, and (3) the increase in the processing fee from 7.5% to 8.9% in December 1998.

     DIRECT OPERATING EXPENSES

     Direct operating expenses increased $8.8 million to $27.9 million for the nine months ended September 30, 1999 from $19.1 million in the comparable 1998 period. The increase in direct operating expenses was primarily attributable to
(1) an increase in revenue sharing resulting from the increase in December 1998 of the amount of processing fee that we share with our retail partners, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into 24 new regional markets. Direct operating expenses as a percentage of revenue decreased to 50.0% in the nine months ended September 30, 1999 from 58.1% in the comparable 1998 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of
(1) the realization of coin pickup and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

     REGIONAL SALES AND MARKETING

     Regional sales and marketing expenses increased $924,000 to $3.6 million for the nine months ended September 30, 1999 from $2.7 million in the comparable 1998 period. The increase in regional marketing expense was the result of an increased level of television and radio in selected markets and the use of a nationwide newspaper insert. Regional sales and marketing as a percentage of revenue decreased to 6.5% in the nine months ended September 30, 1999 from 8.2% in the comparable 1998 period. The decrease in regional sales and marketing as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network, and (2) lower advertising costs per unit as we increase the density of units within a region.

     PRODUCT RESEARCH AND DEVELOPMENT

     Product research and development expenses increased $524,000 to $4.1 million for the nine months ended September 30, 1999 from $3.6 million in the comparable 1998 period. The increase in product research and development costs reflects the decrease in expenditures associated with the completion of the development of the new coin counting technology and the completion of our new operating system offset by an increase in expenditures associated with the development in e-services. Product research and development as a percentage of revenue decreased to 7.4% in the nine months period ended September 30, 1999 from 11.0% in the comparable 1998 period. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative increased $352,000 to $10.9 million for the nine months ended September 30, 1999 from $10.5 million in the comparable 1998 period. Selling, general and administrative as a percentage of revenue decreased to 19.5% in the nine months ended September 30, 1999 from 32.0% in the comparable 1998 period. The decrease in selling, general, and administrative as a percentage of revenue was the result primarily of (1) increasing volumes processed by the network combined with (2) the realization of improved operating efficiencies.

     DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense increased $4.8 million to $14.4 million for the nine months ended September 30, 1999 from $9.6 million in the comparable 1998 period. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 25.8% in the nine months period ended September 30, 1999 from 29.1% in the comparable 1998 period. During the nine month period, we wrote off certain obsolete equipment resulting in a one time charge of $476,000. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network. We expect depreciation and amortization expense to increase significantly over the next several years as a result of expected increases in the installation of Coinstar units.

     OTHER INCOME, EXPENSE, AND EXTRAORDINARY ITEM

     We generated other income of $62,000 for the nine months ended September 30, 1999 due to the subleasing of excess office space. On March 12, 1999 this third party lessor announced that it was suspending its operations and vacated the space as of March 31, 1999. We have re-leased the excess space effective November 1999. The re-leasing of the excess space will not have a material impact on our results of operations.

     Interest income increased to $1.4 million for the nine months ended September 30, 1999 from $1.2 million in the comparable 1998 period. The increase in interest income is attributed to an increase in invested cash balances resulting from the issuance of common stock in June and July of 1999 resulting in net proceeds to us of approximately $93.7 million.

     Interest expense increased to $8.9 million for the nine months ended September 30, 1999 from $7.9 million in the comparable 1998 period. The increase was primarily due to the accretion of the Notes. No cash interest payments are due on the Notes until April 2000.

     During the quarter we repurchased $11.5 million of our Notes. We paid $12.1 million in cash and incurred a one time extraordinary write off of $744,000.

     NET LOSS

     Net loss decreased $6.0 million to $13.3 million for the nine months ended September 30, 1999 from $19.3 million in the comparable 1998 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999 we had cash and cash equivalents of $104.1 million, short-term investments of $8.2 million and working capital of $75.5 million. Cash and cash equivalents include $26.4 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $13.9 million for the nine months ended September 30, 1999 compared to net cash provided by operating activities of $3.9 million for the comparable period in 1998. Improvement in cash provided by operating activities was principally the result of a $6.0 million improvement in our net loss.

     Net cash used by investing activities for the nine months ended September 30, 1999 was $29.6 million compared to $4.9 million provided in the comparable period in 1998. Capital expenditures during the nine months ended September 30, 1999 were $25.2 million and in the comparable 1998 period were $18.6 million. The majority of capital expenditures consist of the purchase of Coinstar units.

     Net cash provided by financing activities for the nine months ended September 30, 1999 was $80.6 million which principally was the result of the issuance of (1) issuance of 4.5 million additional shares of common stock with net proceeds of $93.7 million, and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) repayment of long term debt and the payment of fees associated with the closing of the long term Credit Agreement. Net cash used by financing activities for the comparable 1998 period was $502,000 which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long term debt.

     With respect to financing activities, we completed a public offering of 4,000,000 shares of common stock in June 1999 at a purchase price of $22.375 per share for net proceeds of approximately of $84.0 million (after deducting applicable issuance costs and expenses.) The net proceeds received by the Company will be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes. In July 1999 the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.7 million (after deducting applicable issuance costs and expenses.)

     As of September 30, 1999 we had available secured irrevocable letters of credit with two banks which totaled $5.6 million. These letters of credit, which expire through March 31, 2000, are available to collateralize certain obligations to third parties. As of September 30, 1999 no amounts were outstanding under these letters of credit agreements.

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

     In connection with the Credit Agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The values of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts which are being amortized ratably over the term of the related debt. We have agreed, pursuant to certain Registration Rights Agreements dated February 19, 1999 with the Lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under the Credit Agreement and the Lenders have no further commitment to make loans or extend credit under the Credit Agreement (the "Loan Termination Date"). We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the Loan Termination Date and must keep the registration open for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligates us under certain circumstances to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

     On June 7, 1999 we amended the Credit Agreement with the Lenders to allow the Company, or its domestic subsidiaries, to develop electronic commerce or internet related businesses subject to certain aggregate limits. On June 14, 1999 the Lenders issued a Limited Waiver of certain mandatory prepayments and reduction of the revolving commitment of the Credit Agreement upon the issuance of equity by the Company. The Limited Waiver requires the Company to maintain minimum deposits with Imperial Bank for the term of the Credit Agreement.

     On September 21, 1999 we amended the Credit Agreement with the Lenders to allow us or our domestic and foreign subsidiaries to increase our aggregate investment limit to $8.0 million, to allow us to issue up to $10.0 million in letters of credit and to repurchase up to $50.0 million of our Notes.

     On March 3, 1999 we acquired from Compucook, Inc. assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999 we acquired from Nu World Marketing Limit, Inc. assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock.

     In connection with a litigation settlement, on October 1, 1999 we issued 30,000 shares of our common stock to Cash Technologies Inc., parent company of CoinBank Automated Systems Inc., and paid $600,000 in cash as consideration for a 45 day right of first refusal to purchase CoinBank. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment would be credited toward the purchase price. On November 15, 1999 we agreed with Cash Technologies Inc. to extend the 45 day right of first refusal up to an additional 10 days.

     As of November 1, 1999 we had outstanding $61.0 million of our Notes. We have repurchased a total of $34.0 million of the Notes. We must begin paying cash interest on the Notes in April 2000. Beginning at that time, we will have debt service obligations of over $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The Indenture governing the Notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

     We believe existing cash equivalents, short-term investments, and our Credit Agreement will be sufficient to fund our cash requirements and capital expenditure needs for the continued expansion of the domestic Coinstar network at the recent installation rate; to fund the pilot deployment of Coinstar units internationally for at least the next twelve months; and to fund the development and marketing of new products and enhancements. The extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements. See "Risk Factors -- Our future operating results remain uncertain", "-- Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors", and "-- We have substantial indebtedness."

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

                                                                      THREE-MONTH PERIODS ENDED
                                        -------------------------------------------------------------------------------------
                                        SEP. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUNE 30,   MAR. 31,   DEC. 31,
                                          1999       1999       1999       1998       1998       1998       1998       1997
                                        --------   --------   --------   --------   --------   --------   --------   --------
STATEMENTS OF OPERATIONS DATA:
Revenue...............................  $ 21,723   $ 18,258   $ 15,791   $ 14,802   $ 13,576   $ 10,472   $  8,823   $  7,957
Expenses:
Direct operating......................    10,783      9,176      7,939      7,458      7,141      6,142      5,823      5,208
Regional sales and marketing..........     1,294      1,012      1,318      1,077        930        854        917        689
Product research and development......     2,035      1,155        940      1,138        867      1,329      1,410      1,644
Selling, general and administrative...     3,877      3,628      3,381      3,579      3,531      3,726      3,276      3,252
Depreciation and amortization.........     5,698      4,580      4,103      3,669      3,635      3,120      2,813      2,539
                                        --------   --------   --------   --------   --------   --------   --------   --------
Loss from operations..................  $ (1,964)  $ (1,293)  $ (1,890)  $ (2,119)  $ (2,528)  $ (4,699)  $ (5,416)  $ (5,375)
                                        ========   ========   ========   ========   ========   ========   ========   ========
OTHER DATA:
Number of new Coinstar units installed
  during the period...................       669        547        428        376        405        501        327        469
Installed base of Coinstar units at
  end of period.......................     6,457      5,788      5,241      4,813      4,437      4,032      3,531      3,204
Average age of network for the period
  (months)............................      20.4       20.0       19.2       17.5       15.8       14.8       13.4       11.7
Number of regional markets............        82         74         64         58         57         49         42         40
Dollar value of coins processed.......  $244,089   $205,143   $177,248   $186,166   $180,600   $139,227   $117,298   $105,692
Direct contribution(1)................    10,941      9,082      7,852      7,344      6,435      4,330      3,000      2,749
Direct Contribution Margin............      50.4%      49.7%      49.7%      49.6%      47.4%      41.3%      34.0%      34.5%
EBITDA as defined(5)..................  $  3,734   $  3,287   $  2,213   $  1,550   $  1,107   $ (1,579)  $ (2,603)  $ (2,836)
Annualized revenue per average
  installed unit(2)...................    14,162     13,343     12,721     12,937     12,703     11,048     10,597     10,907
Annualized direct contribution per
  average installed unit(1)(2)........     7,132      6,637      6,331      6,405      6,021      4,568      3,601      3,768
International development costs(3)....       218        406        275        369        116        241         28         --
Internet development costs(4).........     1,200        313         64         --         --         --         --         --

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

(3) International development costs represent the costs incurred by Coinstar International related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5").

(4) Internet development costs represent the costs incurred by Coinstar Inc related to the exploration of e-services product. All costs related to the internet development (such as market research and travel) are expensed as incurred in accordance with the SOP 98-5. Costs to develop software will be accounted for in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

(5) EBITDA, as defined, represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA, as defined, does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We, however, believe that EBITDA, as defined, provides useful information regarding a company's ability to service and/or incur indebtedness.

     Based on our limited operating history, we believe that coin processing volumes have been affected by seasonality. In particular, coin processing volumes have been lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to our limited operating history and the lack of comparable companies engaged in the coin processing business.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is continuing to evaluate the potential impacts of the standard, as amended, we believe the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

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

     During the second and third quarters of 1998, we undertook a program to identify, test, and evaluate our internal operating systems to determine the impact of the year 2000 on these systems. Additionally, we retested our systems during the third quarter of 1999. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the internal operating systems, we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century.

     We completed our review of the year 2000 impact on our retail partners, suppliers, and service providers in the first quarter of 1999. Our partners have made, and continue to make, significant progress towards completing their year 2000 projects. We have not incurred any significant costs in reviewing our systems or those of our retail distribution partners, suppliers or service providers for year 2000 compliance. We do not foresee any significant harm from our partners' year 2000 issues. We will continue to monitor the status of our partners' year 2000 activities. While we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century and we have not encountered any material year 2000 problems with any systems provided by third parties, we have not received assurances from all of our retail partners, suppliers or service providers that their systems will be year 2000 compliant.

     We have assessed our critical operations to address situations that may result if we are unable to achieve year 2000 readiness. Based on our assessment to date and our readiness activities, we do not anticipate a material impact to our critical operations from year 2000 problems and accordingly we do not anticipate needing to develop a formal contingency plan beyond our disaster recovery and critical systems backup procedures already in place.

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

WE HAVE A HISTORY OF SUSTAINED OPERATING LOSSES AND WE EXPECT SUCH LOSSES TO CONTINUE

     We have incurred substantial losses since inception in 1991. Our net loss was $16.0 million for 1996, $29.6 million for 1997 and $24.0 million for 1998. As of September 30, 1999 we had an accumulated deficit of $95.7 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters and depreciation and amortization. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements, including the development and deployment of our electronic commerce technology, including Coinstar Shopper(TM).

WE HAVE A LIMITED OPERATING HISTORY AND FACE UNCERTAINTY IN OUR ABILITY TO BECOME A PROFITABLE COMPANY

     After several years of development, we commenced commercial deployment of Coinstar units in 1994 and placed approximately 96% of our current installed base in 1996, 1997, 1998 and the first nine months of 1999. Therefore, you have limited historical financial information on which to base an evaluation of our performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and operation, particularly companies in new or rapidly evolving markets. We cannot be certain that we will install a sufficient number of our Coinstar units or obtain sufficient market acceptance to allow us to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expenses and debt service obligations.

OUR COIN PROCESSING SERVICE IS OUR SOLE SOURCE OF REVENUE AND OUR CURRENT MARKET IS LIMITED

     We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenue from the operation of Coinstar units. Accordingly, market acceptance of our coin processing service is critical to our future success. Since there is only a limited current market for our coin processing service, we cannot assure you that an acceptable level of demand will be achieved or sustained. If sufficient demand for our coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. To date, we have not derived any significant revenue from our Coinstar Shopper Internet portal.

OUR FUTURE OPERATING RESULTS REMAIN UNCERTAIN

     You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and on customer utilization of our service. Our future operating results will depend upon many other factors, including:

     - the level of product and price competition,

     - the processing fee we charge consumers to use our service, which we changed to 8.9% in December 1998 and may change in the future,

     - the amount of our processing fee that we share with our retail partners,

     - our success in expanding our network and managing our growth,

     - our ability to develop and market product enhancements and new products, such as our Coinstar Shopper,

     - our ability to enter into and penetrate new international markets, such as the United Kingdom, Canada, the European Union and other selected foreign markets,

     - the timing of product enhancements, activities of and acquisitions by competitors,

     - the ability to hire additional employees, and

     - the timing of such hiring and the ability to control costs.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     Our common stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our common stock could decline from current levels or continue to fluctuate. The market price of our common stock may be significantly affected by the following factors, including:

     - operating results below market expectations,

     - trends and fluctuations in use of Coinstar units,

     - changes in, or our failure to meet, financial estimates by securities analysts,

     - period-to-period fluctuations in our financial results,

     - announcements of technological innovations or new products or services by us or our competitors,

     - the termination of one or more retail distribution contracts,

     - timing of installations relative to financial reporting periods,

     - release of reports,

     - industry developments,

     - market acceptance of the Coinstar service by retail partners and consumers, and

     - economic and other external factors.

     In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may seriously harm the market price of our common stock.

OUR BUSINESS IS DEPENDENT ON CONTINUED MARKET ACCEPTANCE BY CONSUMERS

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

OUR BUSINESS IS DEPENDENT ON OUR RETAIL PARTNERS, WHICH ARE PRIMARILY SUPERMARKET CHAINS

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

     We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. These contracts generally have terms ranging from two to three years and are generally terminable by either party with advance notice of at least 90 days. Coinstar units in service in two supermarket chains, Fred Meyer Inc. and The Kroger Co., accounted for approximately 18.7% and 18.9%, respectively, of our revenue in 1998. In May 1999, Kroger and Fred Meyer merged. In the nine months ended September 30, 1999, these chains accounted for approximately 33.4% of our revenue. The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO DIFFERENT USAGE RATES OF INDIVIDUAL COINSTAR UNITS, SEASONALITY OF USE AND OTHER FACTORS

     Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. Based on our limited operating history, we believe that coin processing volumes are affected by seasonality; in particular we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to a variety of factors, including:

     - success in the timely deployment of a substantial number of additional Coinstar units,

     - consumer awareness and demand for our coin processing services,

     - our limited operating history, and

     - the lack of comparable companies engaged in the coin processing business.

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

WE HAVE SUBSTANTIAL INDEBTEDNESS

     As of November 1, 1999 we had outstanding indebtedness of $62.8 million, which included $61.0 million of our Notes and our capital lease obligations. We must begin paying cash interest on the Notes in April 2000.

Beginning at that time, we will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million plus accrued interest will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including:

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

OUR MARKET IS INCREASINGLY COMPETITIVE

     We are the first company to provide a national network of self-service coin processing machines that provide a convenient, reliable means for consumers to convert loose coins into cash. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Currently, we believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us. Moreover, we may face direct competition from Scan Coin AB of Malmo, Sweden, our prior supplier of coin-counting devices, or other third parties to whom Scan Coin may sell its coin-counting device. See "Risk Factors -- Our business could be harmed by a dispute with our supplier" for discussion of our dispute with Scan Coin.

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

THE SUCCESS OF OUR POTENTIAL NEW SERVICES AND PRODUCTS IS UNCERTAIN

     We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services such as through value-added services and promotions. One example is Coinstar Shopper, which is a multifunction Internet portal. These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these potential competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

OUR FAILURE TO MANAGE GROWTH COULD HARM OUR BUSINESS

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

OUR BUSINESS COULD BE HARMED BY A DISPUTE WITH OUR SUPPLIER

     Our sole source of coin counter components has been Scan Coin, pursuant to an agreement originally entered into in 1993 and subsequently amended. Scan Coin claims that this agreement requires that only Scan Coin coin counters may be used in Coinstar units. Additionally, Scan Coin claims that the agreement gives ownership to Scan Coin of any improvements or developments to the coin counter. We believe that Scan Coin has no claim on any of our intellectual property. On September 8, 1998 Scan Coin informed us that we were in violation of the original agreement and we had 30 days to correct the violation. Scan Coin also restated its claim to our intellectual property. We responded on September 16, 1998 indicating that we rejected all claims made by Scan Coin in its letter. On May 5, 1999 Scan Coin informed us that it was terminating the agreement. Scan Coin also reiterated its claims to our intellectual property and stated that it will seek full compensation for all damages suffered. On May 28, 1999, we received a letter indicating that Scan Coin intended to commence arbitration proceedings without delay. Scan Coin stated that it would seek compensation for its financial losses and seek a declaratory judgment regarding ownership of certain intellectual property. On June 3, 1999, we responded to Scan Coin's letter in an effort to settle this dispute amicably. Discussions to attempt to settle this dispute with Scan Coin are ongoing. However, even if it is determined that our use of the new coin-counting technology violates the agreement, we believe that the amount of damages to which Scan Coin would be entitled would not be material to our business. Our evaluation of the amount of damages to which Scan Coin could be entitled is subject to significant uncertainty, and it is possible that we could be found to be liable for damages that would be material to our business. We cannot be certain that we will resolve the dispute with Scan Coin, nor can we assure you that if litigation commences, we will prevail. Our failure to prevail in litigation may result in a payment of monetary damages, the forfeiture of certain intellectual property rights, or both. The occurrence of either event could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

     Currently, coin counter devices supplied by Scan Coin are installed in most commercially deployed Coinstar units. To date, replacement parts for the coin counter devices installed in these units have been supplied by Scan Coin. We believe that we have enough parts to meet our estimated demand for replacement parts through the end of 2001. We believe we can satisfy future replacement parts needs from third party suppliers. However, we may not be able to source, on a timely basis, if at all, all necessary parts from outside suppliers for the parts previously supplied Scan Coin. Our failure to secure necessary replacement parts on a timely basis may result in a slowdown of installation or in machine downtime, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

WE DEPEND UPON THIRD-PARTY MANUFACTURERS AND SERVICE PROVIDERS

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

     In July 1999, SeaMed merged with Plexus Corp. of Neenah, Wisconsin. SeaMed's management has assured us that the combined entity will continue to meet our manufacturing needs. However, we cannot be certain that Plexus will continue to operate in Redmond, Washington or continue to meet our manufacturing needs.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR PATENTS AND PROPRIETARY RIGHTS

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

     We recently settled litigation with Cash Technologies Inc., the parent company of CoinBank Automated Systems Inc., involving patent infringement claims and counter-claims. The settlement provides for the dismissal with prejudice of each party's respective claims in the litigation. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a 45 day right of first refusal to purchase CoinBank Automated Systems Inc., which expires November 15, 1999. In consideration for the right of first refusal, CoinBank received $600,000 and was provided 30,000 shares of our common stock. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment would be credited toward the purchase price. On November 15, 1999 we verbally agreed with Cash Technologies Inc. to extend the 45 day right of refusal up to an additional 10 days. The settlement effectively ends the dispute over the patents-in-suit and includes a release and covenant not to sue. Future lawsuits of this type, whether meritorious or not, could be costly for us, divert management attention, result in increased costs of doing business, require us to enter into royalty or licensing agreements, or could otherwise seriously harm our business.

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

THERE ARE MANY RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS

     We intend to increase our deployment of Coinstar units in select international markets. We have only recently begun to expand our business internationally in the United Kingdom and Canada and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including:

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

WE DEPEND UPON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL

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

DEFECTS IN OR FAILURES OF OUR OPERATING SYSTEM COULD HARM OUR BUSINESS

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

WE MUST KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES TO REMAIN COMPETITIVE

     The self-service coin processing market is relatively new and evolving. We anticipate that, as the market matures, it will be subject to technological change, new services and product enhancements, particularly as we expand our service offerings. Accordingly, our success may depend in part upon our ability to keep pace with continuing changes in technology and consumer preferences while remaining price competitive. Our failure to develop technological improvements or to adapt our products and services to technological change on a timely basis could, over time, seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

OUR BUSINESS COULD BE HARMED BY YEAR 2000 COMPLIANCE ISSUES

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

     During the second and third quarters of 1998, we undertook a program to identify, test, and evaluate our internal operating systems to determine the impact of the year 2000 on these systems. Additionally, we retested our systems during the third quarter of 1999. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. As a result of these tests performed on the internal operating systems, we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century.

     We completed our review of the year 2000 impact on our retail partners, suppliers, and service providers in the first quarter of 1999. Our partners have made, and continue to make, significant progress towards completing their year 2000 projects. We have not incurred any significant costs in reviewing our systems or those of our retail distribution partners, suppliers or service providers for year 2000 compliance. We do not foresee any significant harm from our partners' year 2000 issues. We will continue to monitor the status of our partners' year 2000 activities. While we do not believe our computer systems or applications currently in use will be harmed by the upcoming change in century and we have not encountered any material year 2000 problems with any systems provided by third parties, we have not received assurances from all of our retail partners, suppliers or service providers that their systems will be year 2000 compliant.

     We have assessed our critical operations to address situations that may result if we are unable to achieve year 2000 readiness. Based on our assessment to date and our readiness activities, we do not anticipate a material impact to our critical operations from year 2000 problems and accordingly we do not anticipate needing to develop a formal contingency plan beyond our disaster recovery and critical systems backup procedures already in place.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON STOCK

     Provisions of our certificate of incorporation, bylaws and rights plan and of Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholder.

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

                                  PERIOD ENDED
                                  SEPTEMBER 30,                     YEAR ENDED DECEMBER 31,
         $ IN THOUSANDS           -------------   ------------------------------------------------------------
       INTEREST RATE RISK             1999         1999      2000      2001      2002      2003     THEREAFTER
       ------------------         -------------   -------   -------   -------   -------   -------   ----------
ASSETS
Short-term investments..........     $ 7,919
  Average interest rate.........        5.04%
LIABILITIES
Capital Lease obligations.......     $ 1,733      $   977   $   458   $   105
  Average interest rate.........       11.05%       10.09%    10.02%     9.74%
Long-term senior debt...........     $   500      $   500
  Average interest rate.........       10.25%       10.25%
Long-term debt-fixed............     $83,840      $60,980   $60,980   $60,980   $60,980   $60,980    $60,980
  Average interest rate.........        13.0%        13.0%     13.0%     13.0%     13.0%     13.0%      13.0%

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We recently settled litigation with Cash Technologies Inc., the parent company of CoinBank Automated Systems Inc., involving patent infringement claims and counter-claims. The settlement provides for the dismissal with prejudice of each party's respective claims in the litigation. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a 45 day right of first refusal to purchase CoinBank Automated Systems Inc., which expires November 15, 1999. In consideration for the right of first refusal, CoinBank received $600,000 and was provided 30,000 shares of our common stock which are being registered under this Registration Statement. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment would be credited toward the purchase price. The settlement effectively ends the dispute over the patents-in-suit and includes a release and covenant not to sue. See "Risk Factors -- We may be unable to adequately protect or enforce our patents and proprietary rights".

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

     Pursuant to the Registration Statement, we sold 3,000,000 shares of common stock for our own account, for an aggregate offering price of $31,500,000. We incurred expenses of approximately $2,837,544, of which $1,957,125 represented underwriting discounts and commissions and $880,419 represented estimated other expenses, of which $50,149 represented direct or indirect payments to an affiliate of the Company. The net offering proceeds to us after total expenses was $28,662,456.

     During the second quarter of 1998, we began to disburse proceeds from the initial public offering. To date, offering proceeds disbursed were $28,662,456 million for capital expenditures and working capital in connection with the continued expansion of the Coinstar network, product research and development to enhance the Coinstar unit and the coin processing network, and for general corporate purposes. As of September 30, 1999 all of the net proceeds received under the Registration Statement have been disbursed.

     The effective date of our second registration statement, filed on Form S-3 under the Securities Act of 1993, as amended (Registration No. 333-79073), was June 23, 1999 (the "Secondary Registration Statement"). The class of securities registered was common stock. The offering commenced on June 23, 1999 and all securities were sold in the offering. The managing underwriters were Goldman, Sachs & Co, Donaldson, Lufkin & Jenrette, and Hambrecht & Quist.

     Pursuant to the Secondary Registration Statement, we sold 4,466,400 shares of our common stock for our own account, for an aggregate offering price of $99,935,700. We incurred expenses of approximately $6,284,869, of which $5,716,992 represented underwriting discounts and commissions and $567,877 represented estimated other expenses. The net offering proceeds to us after total expenses were $93,650,831. The net proceeds received by the Company will be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes. None of the net offering proceeds were paid directly or indirectly to directors, officers, or general partners of the Company or their associates, persons owning 10% or more of any class of the Company's securities, or affiliates of the Company. The Company has not used any of the net offering proceeds for construction of plant, building or facilities, purchases of real estate, acquisition of other businesses, or repayment of indebtedness. The net proceeds have been invested in cash equivalents and short-term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     During the third quarter of 1999, we began disbursing proceeds received under the Secondary Registration Statement. To date, we have disbursed approximately $4.3 million for expansion of our network, support of our planned expansion internationally, development and marketing of new products and product enhancements, working capital expenditures, strategic investments, repurchase of the Notes and general corporate purposes. The remaining net proceeds have been invested in cash equivalents and short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     The remaining net proceeds have been invested in cash equivalents and short term securities. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

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

     In connection with a litigation settlement, on October 1, 1999 we issued 30,000 shares of our common stock to Cash Technologies Inc., parent company of CoinBank Automated Systems Inc., and paid $600,000 in cash as consideration for a 45 day right of first refusal to purchase CoinBank. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment would be credited toward the purchase price. On November 15, 1999 we verbally agreed with Cash Technologies Inc. to extend the 45 day right of first refusal up to an additional 10 days.

ITEM 5. OTHER INFORMATION.

     The Company hereby incorporates by reference the updated financial statements contained in the Company's Registration Statement on Form S-3 initially filed with the SEC on May 21, 1999 (registration no. 333-79073), including but not limited to the Independent Auditors' Report for the year ended December 31, 1998 contained therein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
       3.1(1)    Amended and Restated Certificate of Incorporation of the
                 Registrant.
       3.2(1)    Amended and Restated Bylaws of the Registrant.
       4.1       Reference is made to Exhibits 3.1 through 3.2.
       4.2(1)    Specimen Stock Certificate.
       4.3(1)    Second Amended and Restated Investor Rights Agreement, dated
                 August 27, 1996, between the Registrant and certain
                 investors, as amended October 22, 1996.
       4.4(1)    Indenture between Registrant and The Bank of New York dated
                 October 1, 1996.
       4.5(1)    Warrant Agreement between Registrant and The Bank of New
                 York dated October 22, 1996.
       4.6(1)    Notes Registration Rights Agreement between Registrant and
                 Smith Barney Inc. dated October 22, 1996.
       4.7(1)    Warrant Registration Rights Agreement between Registrant and
                 Smith Barney Inc. dated October 22, 1996.
       4.8(1)    Specimen 13% Senior Discount Note Due 2006.

     EXHIBIT
     NUMBER                        DESCRIPTION OF DOCUMENT
     -------                       -----------------------
       4.9(3)    Rights Agreement dated as of November 12, 1998 between
                 Registrant and American Securities Transfer and Trust, Inc.
       4.10(3)   Registrant's Certificate of Designation of Series A
                 Preferred Stock. Reference is made to Exhibit A of Exhibit
                 4.9.
       4.11(3)   Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9.
       4.12(4)   Credit Agreement, dated February 19, 1999, between Coinstar,
                 Inc. and Imperial Bank, for itself and as agent for Bank
                 Austria Creditanstalt Corporate Finance, Inc.
       4.13(4)   Form of Warrant, dated February 19, 1999, issued to Imperial
                 Bank.
       4.14(4)   Form of Warrant, dated February 19, 1999, issued to Bank
                 Austria Creditanstalt Corporate Finance, Inc.
       4.15(4)   Registration Rights Agreement, dated February 19, 1999,
                 between Coinstar, Inc. and Imperial Bank.
       4.16(4)   Registration Rights Agreement, dated February 19, 1999,
                 between Coinstar, Inc. and Bank Austria Creditanstalt
                 Corporate Finance, Inc.
       4.17(5)   June 7, 1999 amendment to Credit Agreement, dated February
                 19, 1999.
       4.18(5)   June 14, 1999 limited waiver to Credit Agreement dated
                 February 19, 1999.
       4.19      Second Amendment to Credit Agreement, Consent and Limited
                 Waiver dated September 21, 1999.
      10.1(6)    Registrant's amended and restated 1997 Equity Incentive
                 Plan.
      10.2(6)    Registrant's amended and restated 1997 Employee Stock
                 Purchase Plan.
      10.3(6)    Registrant's amended and restated 1997 Non-Employee
                 Directors' Stock Option Plan.
      10.4(1)    Form of Indemnity Agreement between the Registrant and its executive officers and directors.
      10.5(1)    Series E Preferred Stock and Warrant Purchase Agreement
                 between Registrant and Acorn Ventures, Inc., dated August
                 27, 1996.
      10.6(1)    Office Building Lease between Registrant and Factoria
                 Heights dated June 1, 1994, as amended on January 24, 1997.
      10.7(1)    Sublease between Registrant and Maruyama U.S., Inc. dated
                 January 15, 1997.
      10.8(1)    Lease agreement between Registrant and Spieker Properties,
                 L.P. dated January 29, 1997.
      10.9(1)    Lease agreement between Registrant and Spieker Properties,
                 L.P. dated January 29, 1997.
      10.10(2)   Manufacturing Agreement between Registrant and SeaMed
                 Corporation dated May 14, 1998.
      10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated
                 March 5, 1997.
      10.12+(1)  Agreement between Registrant and Scan Coin AB dated April
                 30, 1993, as amended.
      10.13(1)   Purchase Agreement between Registrant and Smith Barney Inc.
                 dated October 22, 1996.
      23.1       Independent Auditors' Consent.
      27.1       Financial Data Schedule.

---------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.

(6) Filed as Exhibit to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).

+ Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting
 Confidential Treatment.

(b) Reports on Form 8-K:

The Company filed a current report on Form 8-K on October 12, 1999 relating to the Company's settlement with Cash Technologies Inc.

Items 3 and 4 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COINSTAR, INC.
Date: November 15, 1999

                                          By:     /s/ KIRK A. COLLAMER
                                            ------------------------------------
                                                      Kirk A. Collamer
                                             Vice President and Chief Financial
                                                           Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 3.1(1)    Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2(1)    Amended and Restated Bylaws of the Registrant.
 4.1       Reference is made to Exhibits 3.1 through 3.2.
 4.2(1)    Specimen Stock Certificate.
 4.3(1)    Second Amended and Restated Investor Rights Agreement, dated
           August 27, 1996, between the Registrant and certain
           investors, as amended October 22, 1996.
 4.4(1)    Indenture between Registrant and The Bank of New York dated
           October 1, 1996.
 4.5(1)    Warrant Agreement between Registrant and The Bank of New
           York dated October 22, 1996.
 4.6(1)    Notes Registration Rights Agreement between Registrant and
           Smith Barney Inc. dated October 22, 1996.
 4.7(1)    Warrant Registration Rights Agreement between Registrant and
           Smith Barney Inc. dated October 22, 1996.
 4.8(1)    Specimen 13% Senior Discount Note Due 2006.
 4.9(3)    Rights Agreement dated as of November 12, 1998 between
           Registrant and American Securities Transfer and Trust, Inc.
 4.10(3)   Registrant's Certificate of Designation of Series A
           Preferred Stock. Reference is made to Exhibit A of Exhibit
           4.9.
 4.11(3)   Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9.
 4.12(4)   Credit Agreement, dated February 19, 1999, between Coinstar,
           Inc. and Imperial Bank, for itself and as agent for Bank
           Austria Creditanstalt Corporate Finance, Inc.
 4.13(4)   Form of Warrant, dated February 19, 1999, issued to Imperial
           Bank.
 4.14(4)   Form of Warrant, dated February 19, 1999, issued to Bank
           Austria Creditanstalt Corporate Finance, Inc.
 4.15(4)   Registration Rights Agreement, dated February 19, 1999,
           between Coinstar, Inc. and Imperial Bank.
 4.16(4)   Registration Rights Agreement, dated February 19, 1999,
           between Coinstar, Inc. and Bank Austria Creditanstalt
           Corporate Finance, Inc.
 4.17(5)   June 7, 1999 amendment to Credit Agreement, dated February
           19, 1999.
 4.18(5)   June 14, 1999 limited waiver to Credit Agreement dated
           February 19, 1999.
 4.19      Second Amendment to Credit Agreement, Consent and Limited
           Waiver dated September 21, 1999.
10.1(6)    Registrant's amended and restated 1997 Equity Incentive
           Plan.
10.2(6)    Registrant's amended and restated 1997 Employee Stock
           Purchase Plan.
10.3(6)    Registrant's amended and restated 1997 Non-Employee
           Directors' Stock Option Plan.
10.4(1)    Form of Indemnity Agreement between the Registrant and its executive officers and directors.
10.5(1)    Series E Preferred Stock and Warrant Purchase Agreement
           between Registrant and Acorn Ventures, Inc., dated August
           27, 1996.
10.6(1)    Office Building Lease between Registrant and Factoria
           Heights dated June 1, 1994, as amended on January 24, 1997.
10.7(1)    Sublease between Registrant and Maruyama U.S., Inc. dated
           January 15, 1997.
10.8(1)    Lease agreement between Registrant and Spieker Properties,
           L.P. dated January 29, 1997.

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.9(1)    Lease agreement between Registrant and Spieker Properties,
           L.P. dated January 29, 1997.
10.10(2)   Manufacturing Agreement between Registrant and SeaMed
           Corporation dated May 14, 1998.
10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated
           March 5, 1997.
10.12+(1)  Agreement between Registrant and Scan Coin AB dated April
           30, 1993, as amended.
10.13(1)   Purchase Agreement between Registrant and Smith Barney Inc.
           dated October 22, 1996.
23.1       Independent Auditors' Consent.
27.1       Financial Data Schedule.

---------------
(1) Filed as an Exhibit to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.

(6) Filed as Exhibit to the Registrant's Form Ss-8 Registration Statement (registration no. 333-89975).

 + Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.