Form 10-Q/A
period 1999-09-30
COINSTAR INC
filed 1999-12-06
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------


                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   FOR THE NINE MONTH
                                                              PERIODS ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
OPERATING ACTIVITIES:
Net loss....................................................  $(13,330,255)   $(19,311,308)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization.............................    14,380,296       9,397,861
  Debt discount amortization................................     8,663,981       7,615,632
  Accrued investment income.................................       (81,304)        428,949
  Non-cash stock-based compensation.........................            --          36,625
  Unrealized gain on short term investments available for
    sale....................................................         2,879           5,572
  Unrealized loss on foreign currency translation...........        (1,313)           (134)
CASH PROVIDED (USED) BY CHANGES IN OPERATING ASSETS AND
  LIABILITIES:
  Prepaid expenses and other current assets.................    (2,080,085)       (243,390)
  Other assets..............................................      (420,563)          2,592
  Accounts payable..........................................     2,711,231         327,530
  Accrued liabilities.......................................     4,060,414       5,601,777
                                                              ------------    ------------
  Net cash provided by operating activities.................    13,905,281       3,861,706
INVESTING ACTIVITIES:
  Purchase of short-term investments........................   (16,522,298)    (24,258,982)
  Sale of short-term investments............................    12,603,019      47,776,019
  Purchase of fixed assets..................................   (25,159,385)    (18,582,947)
  Asset purchase option.....................................      (600,000)             --
  Net proceeds from the sale of equipment...................        33,803           2,247
                                                              ------------    ------------
  Net cash (used)/provided by investing activities..........   (29,644,861)      4,936,337
FINANCING ACTIVITIES:.......................................                            --
  Principal payments on long-term debt......................   (12,820,598)     (1,281,178)
  Proceeds from long term bank debt.........................       500,000              --
  Financing costs associated with long term credit
    facility................................................      (598,882)             --
  Proceeds from sale of common stock, net of issuance
    costs...................................................    93,650,831              --
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................     1,391,292         779,518
                                                              ------------    ------------
  Net cash provided/(used) by financing activities..........    82,122,643        (501,660)
INCREASE IN CASH AND CASH EQUIVALENTS.......................    66,383,063       8,296,383
CASH AND CASH EQUIVALENTS:
  Beginning of period.......................................    37,688,205      20,199,914
                                                              ------------    ------------
End of period...............................................  $104,071,268    $ 28,496,297
                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    215,397    $    384,814
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Purchase of vehicles financed by capital lease
    obligation..............................................  $    458,058    $    435,176
  Cashless exercise of warrants.............................       165,220              --
  Issuance of common stock for asset purchase option........       271,875              --
  Purchase of assets with warrants..........................       169,167              --
  Issuance of warrants under revolving credit facility......       723,211              --
  Purchase of assets with common stock......................       386,250              --


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

NOTE 3: LEGAL PROCEEDINGS

     We recently settled litigation with Cash Technologies Inc., the parent company of CoinBank Automated Systems Inc., involving patent infringement claims and counter-claims. The settlement provides for the dismissal with prejudice of each party's respective claims in the litigation. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a right of first refusal to purchase CoinBank Automated Systems Inc. In consideration for the right of first refusal, CoinBank received $600,000 and was provided 30,000 shares of our common stock. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment, recorded as an asset as of September 30, 1999, would be credited toward the purchase price. We have verbally agreed with Cash Technologies Inc. to extend the right of refusal through December 10, 1999 and may agree to extend the right of refusal further in the future. The ultimate accounting treatment will be determined subsequent to the expiration of the right of first refusal. See Note
9. The settlement effectively ends the dispute over the patents-in-suit and includes a release and covenant not to sue.

                        COINSTAR, INC. AND SUBSIDIARIES

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

ASSET PURCHASE OPTION

     In connection with a litigation settlement discussed in Note 3 above, we have verbally agreed with Cash Technologies Inc. to extend the right of first refusal through December 10, 1999 and may agree to extend the right of refusal further in the future.

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


     Net cash provided by financing activities for the nine months ended September 30, 1999 was $82.1 million which principally was the result of the issuance of (1) issuance of 4.5 million additional shares of common stock with net proceeds of $93.7 million, and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) repayment of long term debt and the payment of fees associated with the closing of the long term Credit Agreement. Net cash used by financing activities for the comparable 1998 period was $502,000 which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long term debt.


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

     We recently settled litigation with Cash Technologies Inc., the parent company of CoinBank Automated Systems Inc., involving patent infringement claims and counter-claims. The settlement provides for the dismissal with prejudice of each party's respective claims in the litigation. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a right of first refusal to purchase CoinBank Automated Systems Inc. In consideration for the right of first refusal, CoinBank received $600,000 and was provided 30,000 shares of our common stock. If the companies consummate a purchase agreement for CoinBank, the cash and stock payment would be credited toward the purchase price. We have verbally agreed with Cash Technologies Inc. to extend the right of refusal through December 10, 1999 and may agree to extend the right of refusal further in the future. The settlement effectively ends the dispute over the patents-in-suit and includes a release and covenant not to sue. Future lawsuits of this type, whether meritorious or not, could be costly for us, divert management attention, result in increased costs of doing business, require us to enter into royalty or licensing agreements, or could otherwise seriously harm our business.

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

WE DEPEND UPON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL

     Our performance is substantially dependent on the continued services of our executive officers and key employees, all of whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. On November 30, 1999 we announced that Kirk A. Collamer, our Chief Financial Officer has chosen to resign. A search is underway to fill the CFO position and Mr. Collamer will continue in his current responsibilities through a transition period and will assist in hiring hiring his replacement. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness. Currently, we maintain a "key man" life insurance policy on our chairman and chief executive officer, Jens Molbak, in the amount of $2.0 million.

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
       4.9(3)    Rights Agreement dated as of November 12, 1998 between
                 Registrant and American Securities Transfer and Trust, Inc.
       4.10(3)   Registrant's Certificate of Designation of Series A
                 Preferred Stock. Reference is made to Exhibit A of Exhibit
                 4.9.
       4.11(3)   Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9.
       4.12(4)   Credit Agreement, dated February 19, 1999, between Coinstar,
                 Inc. and Imperial Bank, for itself and as agent for Bank
                 Austria Creditanstalt Corporate Finance, Inc.
       4.13(4)   Form of Warrant, dated February 19, 1999, issued to Imperial
                 Bank.
       4.14(4)   Form of Warrant, dated February 19, 1999, issued to Bank
                 Austria Creditanstalt Corporate Finance, Inc.
       4.15(4)   Registration Rights Agreement, dated February 19, 1999,
                 between Coinstar, Inc. and Imperial Bank.
       4.16(4)   Registration Rights Agreement, dated February 19, 1999,
                 between Coinstar, Inc. and Bank Austria Creditanstalt
                 Corporate Finance, Inc.
       4.17(5)   June 7, 1999 amendment to Credit Agreement, dated February
                 19, 1999.
       4.18(5)   June 14, 1999 limited waiver to Credit Agreement dated
                 February 19, 1999.
       4.19(6)   Second Amendment to Credit Agreement, Consent and Limited
                 Waiver dated September 21, 1999.
      10.1(7)    Registrant's amended and restated 1997 Equity Incentive
                 Plan.
      10.2(7)    Registrant's amended and restated 1997 Employee Stock
                 Purchase Plan.
      10.3(7)    Registrant's amended and restated 1997 Non-Employee
                 Directors' Stock Option Plan.
      10.4(1)    Form of Indemnity Agreement between the Registrant and its executive officers and directors.
      10.5(1)    Series E Preferred Stock and Warrant Purchase Agreement
                 between Registrant and Acorn Ventures, Inc., dated August
                 27, 1996.
      10.6(1)    Office Building Lease between Registrant and Factoria
                 Heights dated June 1, 1994, as amended on January 24, 1997.
      10.7(1)    Sublease between Registrant and Maruyama U.S., Inc. dated
                 January 15, 1997.
      10.8(1)    Lease agreement between Registrant and Spieker Properties,
                 L.P. dated January 29, 1997.
      10.9(1)    Lease agreement between Registrant and Spieker Properties,
                 L.P. dated January 29, 1997.
      10.10(2)   Manufacturing Agreement between Registrant and SeaMed
                 Corporation dated May 14, 1998.
      10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated
                 March 5, 1997.
      10.12+(1)  Agreement between Registrant and Scan Coin AB dated April
                 30, 1993, as amended.
      10.13(1)   Purchase Agreement between Registrant and Smith Barney Inc.
                 dated October 22, 1996.
      23.1       Independent Auditors' Consent.
      27.1(6)    Financial Data Schedule.


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

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.


(6) Filed as Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Filed as Exhibit to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).


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

                                          COINSTAR, INC.
Date: December 3, 1999

                                          By:     /s/ KIRK A. COLLAMER
                                            ------------------------------------
                                                      Kirk A. Collamer
                                             Vice President and Chief Financial
                                                           Officer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
 3.1(1)    Amended and Restated Certificate of Incorporation of the
           Registrant.
 3.2(1)    Amended and Restated Bylaws of the Registrant.
 4.1       Reference is made to Exhibits 3.1 through 3.2.
 4.2(1)    Specimen Stock Certificate.
 4.3(1)    Second Amended and Restated Investor Rights Agreement, dated
           August 27, 1996, between the Registrant and certain
           investors, as amended October 22, 1996.
 4.4(1)    Indenture between Registrant and The Bank of New York dated
           October 1, 1996.
 4.5(1)    Warrant Agreement between Registrant and The Bank of New
           York dated October 22, 1996.
 4.6(1)    Notes Registration Rights Agreement between Registrant and
           Smith Barney Inc. dated October 22, 1996.
 4.7(1)    Warrant Registration Rights Agreement between Registrant and
           Smith Barney Inc. dated October 22, 1996.
 4.8(1)    Specimen 13% Senior Discount Note Due 2006.
 4.9(3)    Rights Agreement dated as of November 12, 1998 between
           Registrant and American Securities Transfer and Trust, Inc.
 4.10(3)   Registrant's Certificate of Designation of Series A
           Preferred Stock. Reference is made to Exhibit A of Exhibit
           4.9.
 4.11(3)   Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9.
 4.12(4)   Credit Agreement, dated February 19, 1999, between Coinstar,
           Inc. and Imperial Bank, for itself and as agent for Bank
           Austria Creditanstalt Corporate Finance, Inc.
 4.13(4)   Form of Warrant, dated February 19, 1999, issued to Imperial
           Bank.
 4.14(4)   Form of Warrant, dated February 19, 1999, issued to Bank
           Austria Creditanstalt Corporate Finance, Inc.
 4.15(4)   Registration Rights Agreement, dated February 19, 1999,
           between Coinstar, Inc. and Imperial Bank.
 4.16(4)   Registration Rights Agreement, dated February 19, 1999,
           between Coinstar, Inc. and Bank Austria Creditanstalt
           Corporate Finance, Inc.
 4.17(5)   June 7, 1999 amendment to Credit Agreement, dated February
           19, 1999.
 4.18(5)   June 14, 1999 limited waiver to Credit Agreement dated
           February 19, 1999.
 4.19(6)   Second Amendment to Credit Agreement, Consent and Limited
           Waiver dated September 21, 1999.
10.1(7)    Registrant's amended and restated 1997 Equity Incentive
           Plan.
10.2(7)    Registrant's amended and restated 1997 Employee Stock
           Purchase Plan.
10.3(7)    Registrant's amended and restated 1997 Non-Employee
           Directors' Stock Option Plan.
10.4(1)    Form of Indemnity Agreement between the Registrant and its executive officers and directors.
10.5(1)    Series E Preferred Stock and Warrant Purchase Agreement
           between Registrant and Acorn Ventures, Inc., dated August
           27, 1996.
10.6(1)    Office Building Lease between Registrant and Factoria
           Heights dated June 1, 1994, as amended on January 24, 1997.
10.7(1)    Sublease between Registrant and Maruyama U.S., Inc. dated
           January 15, 1997.
10.8(1)    Lease agreement between Registrant and Spieker Properties,
           L.P. dated January 29, 1997.

 EXHIBIT
 NUMBER                      DESCRIPTION OF DOCUMENT
 -------                     -----------------------
10.9(1)    Lease agreement between Registrant and Spieker Properties,
           L.P. dated January 29, 1997.
10.10(2)   Manufacturing Agreement between Registrant and SeaMed
           Corporation dated May 14, 1998.
10.11+(1)  Letter of Intent between Registrant and Scan Coin AB dated
           March 5, 1997.
10.12+(1)  Agreement between Registrant and Scan Coin AB dated April
           30, 1993, as amended.
10.13(1)   Purchase Agreement between Registrant and Smith Barney Inc.
           dated October 22, 1996.
23.1       Independent Auditors' Consent.
27.1(6)    Financial Data Schedule.


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

(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Filed as Exhibit to the Registrant's Report on Form 8-K on March 3, 1999.

(5) Filed as Exhibit to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.


(6) Filed as Exhibit to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Filed as Exhibit to the Registrant's Form Ss-8 Registration Statement (registration no. 333-89975).


 + Certain confidential portions deleted pursuant to Order Granting Application Under the Securities Act of 1933, as amended, and Rule 406 thereunder respecting Confidential Treatment.