Form 10-K405
period 1999-12-31
COINSTAR INC
filed 2000-03-30
CIK 941604

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

(Mark One)

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

                From the transition period from       to

                       Commission File Number: 000-22555

                                COINSTAR, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                      91-3156448
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                        Identification No.)


 1800 114th Avenue SE, Bellevue, Washington                        98004
  (Address of principal executive offices)                       (Zip Code)

                                (425) 943-8000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non affiliates of the registrant, based upon the closing price of Common Stock on February 29, 2000 as reported on the NASDAQ National Market, was approximately $283,074,442. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at February 29, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 29, 2000, there were 20,219,603 shares of the registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive proxy statement for Registrant's 2000 Annual Meeting of Stockholders to be held June 15, 2000 are incorporated by reference in Part III of this Annual Report on Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

                                   FORM 10-K
                                     Index

PART I

  Item 1.   Business.................................................  Page 3
  Item 2.   Properties...............................................  Page 19
  Item 3.   Legal Proceedings........................................  Page 19
  Item 4.   Submission of Matters to a Vote of Security Holders......  Page 19

PART II
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters......................................  Page 20
  Item 6.   Selected Financial and Other Data........................  Page 21
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................  Page 23
  Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk.....................................................  Page 31
  Item 8.   Financial Statements and Supplementary Data..............  Page 32
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................  Page 32

ITEM III
  Item 10.  Directors and Executive Officers of the Registrant.......  Page 32
  Item 11.  Executive Compensation...................................  Page 32
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...............................................  Page 32
  Item 13.  Certain Relationships and Related Transactions...........  Page 32

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.................................................  Page 33
 SIGNATURES .........................................................  Page 35

                                    PART I

Item 1. Business.

  Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere throughout this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Summary

  We are the first and only company to own and operate a national network of self-service coin-counting machines in the United States, the United Kingdom and Canada. Our Coinstar(R) coin-counting units provide consumers with a fun, accurate and convenient means of converting accumulated change into cash. With approximately 195 retail partners, primarily supermarket chains, we currently operate more than 7,000 Coinstar units in approximately 85 regional markets across the United States. We are also conducting trials of eight Coinstar units in the United Kingdom and 26 units in Canada. We launched the Coinstar network with the installation of our first Coinstar unit in 1994, and have installed an average of 1,673 Coinstar units in each year since January 1, 1996. Since our inception, the Coinstar network has counted and processed almost 52 billion coins with a value of approximately $2 billion in more than 69 million customer transactions.

  The Coinstar unit, which is about the size of an ATM, is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. It accepts consumers' loose change and then prints out a voucher listing the total number by denomination and dollar value of the processed coins, less our processing fee. Consumers may then apply the vouchers to their retail purchases or redeem the vouchers for cash. Our services provide consumers with a convenient and reliable means of converting loose coins into spendable cash. Our services also benefit our retail partners by enhancing customer service, increasing store traffic, and promoting sales, reducing internal store coin handling expenses and providing an additional source of revenue.

  Our key competitive advantages include our technology and expertise developed over the past six years, the nationwide network of installed Coinstar machines, our dedicated field service organization, our strong relationships with a majority of the leading supermarket chains in the United States and our proven ability to execute our rollout strategy. Our Coinstar units have been designed to operate as part of a scalable, two-way, wide-area communications network. Our intelligent on-line network enables us to track each machine 24 hours a day and provides key financial data and operating statistics to our headquarters and field service representatives. Our dedicated field service organization provides highly responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repair on each Coinstar unit. Combined, these elements are critical in providing a great customer experience and the high level of service demanded by our retail partners. Our intelligent network and highly trained field service organization have enabled us to maintain a system-wide Coinstar unit availability of 98%. Our prime retail locations, along with these other competitive advantages, form a strategic platform from which we are able to deliver additional value-added services to consumers and our retail partners.

$145 Billion Annual Coin Recycling Opportunity in the United States

  We believe the market for coin recycling is very large and still virtually untapped. We believe that an estimated 290 billion cash transactions occur on an annual basis in the United States. Assuming the change generated by each such cash transaction averages fifty cents, the annual coin flow resulting from such transactions would be approximately $145 billion. Based on the current population in the United States, the average person handles approximately $600 in coins each year. To support this flow of coins in the economy, the U.S. Mint has produced $15 billion in new coins over the past 25 years. According to the U.S. Mint, the circulating stock of coins used in cash transactions is approximately $8 billion, which we estimate would have to turn over approximately 18 times a year to support a coin flow of $145 billion.

  The prevalence of coins in cash transactions and the lack of a convenient alternative for converting coins into cash have resulted in the accumulation of coins. Based on the U.S. Mint data, only $8 billion of the $15 billion in coins produced over the last 25 years, the useful life of a coin, are regarded as circulating, and we believe there is an estimated $7 billion of non-circulating coins. New coins are made to replace those that fall out of circulation and to support the increasing size of the economy. In 1999 alone, the U.S. Mint produced over 21 billion new coins worth approximately $1.74 million. We also believe a significant market opportunity exists for providing a convenient method of recycling the recurring coin flow and redeeming non-circulating coins in the United Kingdom, Canada, and other selected international markets.

The Coinstar Solution--Our Core Coin Recycling Business

  Traditionally, banks and other depository institutions have been the primary means by which consumers could convert coins into cash, but they typically have provided the service only to their customers and generally only after the customer has pre-sorted, counted and wrapped in paper roll the coins, an inefficient and labor-intensive process.

  We have designed, developed and commercially deployed the first, largest and only nationwide network of self-service coin counting and processing machines. Our Coinstar units have been designed to operate as part of a scalable, two-way, wide-area communications network that allows us to keep track of key financial and operational statistics. In addition, our Coinstar unit offers an efficient, hassle-free alternative for consumers to convert coins into cash allowing us to capitalize on a $145 billion annual consumer coin recycling market opportunity.

Growth Strategy

  Our objective is to enhance our position as the leading provider of self-service coin processing services and to develop new value-added services that can be delivered through the Coinstar network. Key elements of our strategy include:

  Aggressively grow our core coin recycling business. We plan to aggressively grow our domestic core coin recycling business by rapidly expanding the Coinstar network, increasing customer use of our service, leveraging our relationships and prime retail locations to provide value-added services to consumers and our retail partners and improving profit margins through increased efficiencies.

  Rapidly expanding the Coinstar network. We plan to continue to rapidly expand our presence in supermarkets as our primary retail location because of the prevalence of large regional chains, geographic concentration of stores and recurring consumer traffic. We are initially targeting supermarkets in the 100 largest metropolitan areas in the country, which include approximately 22,000 of the approximately 30,000 supermarkets in the United States. Our current installation base of more than 7,000 Coinstar units represent a penetration of our target supermarkets of approximately 32%. We believe a significant opportunity exists to increase the number of Coinstar units installed through increased penetration of existing retail partner stores as well as by entering into contracts with new partners. Supermarkets offer a large market of potential consumers, a convenient location for multiple consumer visits and opportunities for large-scale deployments. In addition, we believe our coin-processing unit provides banks and other depository institutions with an economical way to handle their in-branch coin processing needs.

  The following table sets forth-key data that highlights our growth in installed units:

                                              Year Ended December 31,
                                    -------------------------------------------
                                     1995     1996     1997     1998     1999
                                    ------- -------- -------- -------- --------
Installed base of Coinstar units..      263    1,501    3,204    4,813    6,952
Number of regional markets........       11       23       40       58       85
Value of coins processed (in
 thousands).......................  $17,701 $115,476 $332,526 $623,291 $873,395

  As of December 31, 1999, we had eight Coinstar units installed in the United Kingdom and 21 units installed in Canada on a trial basis.

  Increasing consumer use of our service. We promote consumer trials of the Coinstar unit through commercial media, such as television and radio, and in-store promotions. We believe that building greater awareness of our service will significantly enhance the growth of our core coin recycling business. Our 1999 market study indicates that approximately 12% of the people living in markets where Coinstar machines are installed have tried our service, and 78% of people who have tried our service tend to use it again. In addition, we are developing other value-added services to broaden consumer appeal of the Coinstar units and promote greater trial and use.

  Improve profit margins through increased efficiencies. Over the past six years, we have continued to improve and/or maintain our profit margins through increased efficiencies resulting from our expansion, including increased regional densities and more effective utilization of the Coinstar network and our field service organization. In addition, we have built an effective management, marketing, sales and administrative team. We believe this infrastructure can support substantial growth in Coinstar unit installations and the introduction of new products and services.

  Expand our presence in the United Kingdom. As of December 31, 1999, we have installed eight Coinstar units on a trial basis in Sainsbury's and Tesco, the two largest grocery retailers in the United Kingdom. These two retailers operate over 1,000 stores throughout the United Kingdom and account for more than 40% of all United Kingdom grocery sales. We believe the United Kingdom offers an attractive market opportunity given the higher coin content of British currencies and similar customer profiles to the United States. In addition, British supermarkets are leaders in providing financial services to their customers and in using technology in their stores to add value to the shopping experience.

  Enter other selected international markets. We believe there could be an opportunity for us to expand our business beyond North America and the United Kingdom because our Coinstar unit can be adapted to the currency sets of most countries without significant time or cost. In addition, our experience in the United Kingdom should position us to participate in the upcoming conversion to the new Euro currency. New Euro coins will begin circulating in January 2002 and by June 30, 2002 existing national coins must be converted to Euros. In addition, Japan, Australia and a number of other countries may offer attractive opportunities to expand our operations internationally.

  Leverage our existing network of over 7,000 Coinstar machines. We continue to explore new ways to use our prime retail locations and intelligent network to better serve our customers and retail partners. We plan to leverage our intelligent network to deliver additional products through the convenient supermarket venue. With our expanding base of Coinstar units, we are able to conduct national promotions that increase usage and awareness while delivering additional value and products to consumers via secure printers in a retail environment.

  Leverage our relationships, prime retail locations and the Internet, to provide value-added services to consumers and our retail partners. Our relationships with leading supermarket chains, our prime retail locations and the Coinstar network form a strategic platform from which we are able to deliver additional value-added services to consumers and our retail partners. Two examples of this are our Extra Spending Power

Program and our e-services initiatives. The Extra Spending Power program provides added incentives to use the Coinstar service by giving consumers who process their coins valuable coupon offers printed by the machine. Our retail partners have the opportunity to create their own in-store events by advertising on the Coinstar coin-counting machine's display screen and delivering coupons to consumers. In addition, Coinstar may partner with companies providing nationally branded products and services for added incentive opportunities.

  As another example, we announced our e-services initiatives in February 1999. The e-services part of our business is comprised of two major components, our Meals.com Internet site and our in-store Coinstar Shopper(TM) kiosk. The benefits of Meals.com are three-fold: (i) for consumers, Meals.com offers a user-friendly site with powerful tools that make getting great meals on the dinner table faster, easier and less expensive; (ii) for packaged goods manufacturers, Meals.com offers targeted advertising and promotion opportunities and (iii) for supermarket retailers, Meals.com enables retailers to build customer loyalty by making grocery shopping easier and more convenient. As such, Meals.com is Coinstar's latest effort to provide value to consumers and to the supermarket industry.

  A second component of our e-services business is the Coinstar Shopper kiosk that allows us to deliver meal solutions, customized grocery discounts, merchandise offers and enhanced frequent shopper services to consumers at our retail partners.

Coinstar Network

Coinstar Unit

  Our coin processing unit is comprised of a coin input and patented cleaning process, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. Our Coinstar unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. The counter system in our Coinstar unit detects and removes foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. Since our first commercial introduction of our Coinstar unit in 1994, we have improved the unit to decrease problems from clogging or malfunctioning including from moisture, dirt, lint, and other debris. These improvements in Coinstar units have reduced downtime and as a result, reduced maintenance costs. Since October 1996, Coinstar has received eight United States patents and one International patent relating to aspects of self-service coin processing. Our proprietary technology has enabled our coin processing units to be available to customers on a more consistent basis. In the event of any malfunction, our units have a telephone handset so our retail partners can connect directly to our customer service center via a toll free number. The reliability of our Coinstar unit and the utilization of our communications network have resulted in a unit availability rate that exceeds 98%.

  An internal computer that runs a multi-tasking operating system controls our Coinstar unit. In addition to controlling and coordinating coin sorting and other functions, the computer electronically records nearly all unit operations. For each coin counting and processing transaction, the unit produces a unique transaction number, records the dollar amount, time and duration of the transaction, and identifies the number of each type of coin processed and the number of rejected coins. This information is sent daily over our wide-area communications network to our headquarters for analysis and backup.

Intelligent Communications and Information Systems

  Our Coinstar units have been designed to operate as part of a scalable, two-way, wide-area communications network. The network is designed to allow Coinstar units to transmit key financial data and operating statistics to our headquarters on a daily basis. We use this information to accurately track unit coin flow and operating performance, enabling us to schedule just-in-time coin pick-ups, provide unit service and perform essential accounting and reporting functions. In addition, this network enables us to configure the units remotely with a variety of operational and marketing data and future enhancements to our Coinstar unit. These network and associated features provide the following key benefits:

  . Downloadable Information, Software Programs and Systems
    Enhancements. With a scalable, two-way network, we can send information to each Coinstar unit, customized to each unit's location and store specific advertising, on-screen promotions and coupons. In addition, we can download new versions of application and operating system software using the network. This ability to perform multiple functions remotely, eliminates costly on-site visits and lowers our per unit operating costs.

  . Enhancement of Field Service Productivity. Each Coinstar unit generates daily performance and operating reports that are transmitted over the network to our headquarters for consolidation. We can then electronically distribute this information, via the network to our field service employees, which enables us to better utilize field service and transportation personnel. Information on individual unit usage and operations help us manage the efficiency of coin collection and transportation activities and reduce downtime resulting from units that are full of coins.

  . Financial Reporting and Reconciliation. We receive financial data and operating statistics through the network on a daily basis. The financial and accounting information is reconciled with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy, speed and control of each deposit. In addition, our retail partners receive weekly automated facsimile or email reports generated by the network detailing information such as transaction volumes and deposits made for each store.

  . Automated Tracking of Coin Collection, Processing and Deposits. Our wide-area and local-area networks are coupled securely using sophisticated networking equipment that enable us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

  . Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our rapid installation of Coinstar units. The components of the Coinstar network that reside at headquarters operate on widely available personal computers with advanced reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors.

  . Automated Tracking of Coin Collection, Processing and Deposits. Our wide-area and local-area networks are coupled securely using sophisticated networking equipment that enable us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

  . Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our rapid installation of Coinstar units. The components of the Coinstar network that reside at Coinstar's headquarters operate on widely available personal computers with advanced reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors.

Regional Field Service and Organization

  We have recruited and retained a dedicated field service organization of over 240 field service personnel and supporting employees. Our field service organization provides highly responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repairs.

  . Field Service Personnel. In all our markets, our field service employee has the primary direct contact with our consumers and retail partners.
    Each field service team member is connected to our wide-area communications network by laptop computer, mobile phone and pager. Each Coinstar unit provides specific service information to the responsible field service employee by directly paging the employee with current operating information based on a series of predetermined performance criteria.

  . Transportation and Processing Services. Generally, we contract with third party providers to transport and process coins deposited in Coinstar units. We believe the use of these contracted resources allows growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning of the Coinstar unit, transporting the coins for processing at the coin processing facilities and depositing the coins to our local depository. We have an automated tracking system for tracking each deposit to each retail partner's account, as well as our bank account.

  . Installation Personnel. An individual account manager manages each installation. For a typical installation, an operations representative visits the store prior to the delivery of the Coinstar unit to coordinate with the store manager on the location of the Coinstar unit within the store and review site requirements. On the day of delivery, our field service representative unpacks the unit and conducts a training and orientation session for store personnel.

Key Benefits of the Coinstar Network

Benefits to Our Retail Partners

  Our retail partner marketing strategy is to significantly increase our penetration with existing leading retail partners as well as to establish relationships with new leading retail partners in the 100 largest metropolitan areas in the United States. Our Coinstar units are located in a majority of the leading supermarket chains, such as Kroger's, Safeway, Albertson's, and Ahold.

  When marketing to supermarkets, we highlight the benefits of our service, including increasing store traffic, promoting sales, reducing internal store coin handling expenses and providing an additional source of revenue. We believe our Coinstar unit enables supermarkets to provide a convenient service to their customers using minimal store space, while incurring virtually no additional cost.

  . Increases Store Traffic. We believe the Coinstar unit helps to increase store traffic by providing consumers with a fun, accurate and convenient means of converting accumulated change into cash. A 1999 Benchmark survey conducted by Gilmore Research, an independent market research firm hired by us, indicated that 32% of the Coinstar unit users surveyed were not in their primary grocery store. And 51% of the Coinstar users surveyed were "very likely" or "somewhat likely" to visit another store to use a Coinstar unit if it was not installed in the store they regularly visit.

  . Promotes Sales. We believe the Coinstar unit promotes sales for our retail partners by putting new disposable income in shoppers' hands while they are in the store. Customers are more likely to make a purchase in the store because they generally must redeem their vouchers at a checkout counter. The 1999 Gilmore Research study indicated that 58% of customers surveyed spent some or all of their voucher in the store. This first opportunity at new "found" money provides supermarkets with an increased opportunity of generating incremental sales.

  . Reduce Internal Coin Handling Expenses. We offer our retail partners the ability to process and count coins without any processing fee subject to certain restrictions, such as day of the week. We believe that this service reduces our retail partners' internal coin handling expenses and losses.

  . Increase Revenues. We provide our retail partners an additional source of revenue through the sharing of our processing fee.

Key Benefits to Consumers

  Since we offer a new consumer service through our convenient, self-service coin processing units, an important element of our marketing strategy is to increase consumer trials of our service. We promote the Coinstar unit to consumers in general through public relations and various media, including freestanding newspaper advertisements, billboards, radio and television commercials and targeted mailings. On a local basis, we market to our retail partners' existing customer base by communicating through advertising media already used by our partners. These joint marketing efforts include cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers or printed bags, shelf talkers, in-store demonstrations and other merchandising aids. We plan to continue to use effective promotional opportunities in new markets and in expansion of existing markets with new or existing retail partners. We have generally found local, regional and national press interested in our coin processing service and willing to devote space and airtime to communicate our message.

  Our Coinstar unit has been designed to be prominently branded, highly identifiable, easily recognized and capable of self-promotion to consumers. The Coinstar unit is generally located near the primary entrance areas of our retail partners and in clear view of the checkout counters or service centers. We are continually developing additional techniques including point of sale material and the use of sound and animation that, when added to the Coinstar unit, are intended to attract consumers and stimulate trials and repeat use.

  We are also developing other programs designed to increase the breadth and volume of consumer usage. For example, in May 1997, we began the Coins That Count philanthropic service program that we believe provides non-profit organizations with a cost- effective means of raising money. This philanthropic service provides consumers with a simple means for making tax-deductible donations. Instead of receiving vouchers to be redeemed at the retail partner's checkout counter, consumers receive printed receipts evidencing the value of their donations. In 1998, we began a national relationship with the US Fund for Unicef as the designated coin processor for their annual Trick or Treat for Unicef program. In addition, in February 1999, we announced our e-services initiatives. These initiatives first included the Coinstar Shopper kiosk, which allows us to deliver meal solutions, customized grocery discounts, merchandise offers and enhanced frequent shopper services to consumers at our retail partners, and now also includes our Meals.com Internet site.

Product Research and Development

  We believe that strong product research and development capabilities are essential to maintaining the competitiveness of our product and service offerings. Since inception, we have focused our research and development efforts on developing and enhancing our operating system and support network for continued expansion of our network and addition of value-added services. As of December 31, 1999, we employed 47 software engineers, information technology specialists and other professional staff in these efforts. We also contract with a number of specialized outside consultants for additional services.

Manufacturing and Supply

  Coinstar units are assembled by SeaMed, a division of Plexus Corporation. SeaMed is a contract manufacturer in Redmond, Washington that utilizes several subsuppliers to provide components and subassemblies. Each Coinstar unit is manufactured to our proprietary designs and specifications. We own all designs, documentation, tooling, specialized fixtures and test equipment. SeaMed inspects and tests each unit for quality assurance prior to shipment. We believe that using contract manufacturers has several advantages including decreasing capital investment in plant and equipment and working capital, the ability to leverage contract manufacturers' purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers' broad technical and process expertise.

Proprietary Rights

  We regard the protection of our patents, copyrights, service marks, trademarks, trade dress and trade secrets as important to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have entered into confidentiality and invention assignment agreements with our employees and contractors.

  We have made several technological advances relating to self-service coin processing that we believe are important to the successful operation of the Coinstar unit in a self-service environment. These advancements are implemented both mechanically and through our wide-area network software. These technologies enable the Coinstar unit to handle moisture, dust, lint, dirt, paper, paper clips, and other debris with infrequent clogging or malfunctioning. Since October 1996, Coinstar has received eight United States patents and one International patent relating to aspects of self-service coin processing. Sufficient debris removal is important to reducing clogging and malfunctioning. Reducing these problems and the associated downtime improves unit availability for customer use and reduces the amount of time our field service personnel or retail partner must spend attending to the unit.

Competition

  We are the first and only company to own and operate a national network of self-service coin processing machines. We believe that our key competitive advantages include our technology and expertise developed over the past six years, the nationwide Coinstar network, our dedicated field service organization, our strong relationships with a majority of the leading supermarket chains in the United States and our proven ability to execute our rollout strategy. We compete on a regional basis with several direct competitors that operate self-service coin processing machines. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete directly or indirectly with banks and similar depository institutions for coin conversion customers. We may also compete with supermarket retailers that decide to purchase and service their own coin counting equipment. Banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

Employees

  As of December 31, 1999, we employed approximately 374 full-time employees and approximately 60 part-time employees. None of our employees is represented by a union and management believes our employee relations are good.

Executive Officers

  The following table sets forth the name, age and position of our executive officers as of February 29, 2000:

Name                     Age                          Position
----                     --- ----------------------------------------------------------

Jens H. Molbak..........  37 Chairman of the Board of Directors

Daniel A. Gerrity.......  38 President and Chief Executive Officer

Kirk A. Collamer........  47 Vice President and Chief Financial Officer

Michael W. Parks........  52 Vice President of Operations

Carol Lewis.............  49 Vice President of Corporate and Organizational Development

Michael L. Doran........  49 Vice President of Software Technology

William W. Booth........  44 Vice President of Retail Development

Ian G. Melanson.........  35 Vice President and General Manager of E-services

Rich Stillman...........  44 Vice President of Sales and Marketing

Diane L. Renihan........  34 Controller and Chief Accounting Officer

  Jens H. Molbak has served as chairman of the board of directors since founding Coinstar in 1990. He served as our chief executive officer from 1990 to February 2000. In February 2000, he became chief executive officer of Meals.com, Inc., a majority-owned subsidiary of Coinstar. Prior to founding Coinstar, he served two years as an analyst at Morgan Stanley & Co., Inc., an investment bank.

  Daniel A. Gerrity has served as our president and chief executive officer and as a director since February 2000. He served as our president and chief operating officer from April 1998 to February 2000 and as our vice president and chief technology officer from November 1993 to April 1998. Prior to November 1993, he served on our advisory board and in various capacities for a Silicon Valley software company.

  Kirk A. Collamer has served as our vice president and chief financial officer since joining Coinstar in February 1997. From March 1995 until February 1997, Mr. Collamer served as the chief financial officer of Muzak Limited Partnership, a business music services provider. From April 1988 to March 1995, he served in various capacities at Ameritech Corporation, a telecommunications company, serving as vice president, finance and controller and vice president and chief financial officer of two subsidiaries. Mr. Collamer resigned as Coinstar's vice president and chief financial officer on February 29, 2000.

  Michael W. Parks has served as our vice president of operations since July 1998 and as our director of field operations from April 1994 through June 1998. From September 1993 to April 1994, Mr. Parks served as president of Seriphus Group, a consulting company he founded.

  Carol Lewis has served as our vice president of corporate and organizational development since September 1998 and as our national director of philanthropic services from September 1996 through September 1998. From February 1994 until July 1995, she served as executive director of Pacific Northwest Ballet, a professional ballet company. Prior to that she served as senior vice president of administration for Egghead Software. Ms. Lewis' prior experience includes service as deputy mayor of the City of Seattle.

  Michael L. Doran has served as our vice president of software technology since September 1998 and as our director of information systems from August 1996 through September 1998. From June 1989 to August 1996, Mr. Doran served as senior manager, application services for Snohomish Public Utility District where he directed automation planning and application development. Prior to that, he opened and managed the Oregon office of Fiserv, Inc., a national service bureau providing computer services to financial institutions and, while at US Bancorp, Inc., he managed the bank's automated teller machines and debit card automation projects.

  William W. Booth has served as our vice president of retail development since December 1998 and as our director of retail development from April 1995 through December 1998. From April 1992 until March 1995 he served as the senior director, retail marketing services for Catalina Marketing Corporation, a consumer marketing company. From July 1989 until March 1992 he served as senior account executive at Citicorp POS Information Services. Prior to that he held account management and analyst positions at Datachecker Systems Inc. and Sweda International, Inc.

  Ian G. Melanson has served as our vice president and general manager of e-services since December 1998. Prior to that, Mr. Melanson served Coinstar as a marketing consultant from July 1998 to December 1998. From November 1996 until May 1998, Mr. Melanson was vice president of marketing at Digital Media Networks Corporation, a development stage company in Toronto, Canada. From June 1993 to November 1996, Mr. Melanson was a consultant at McKinsey & Company and active in both the marketing and retailing practices. From July 1988 to February 1993, Mr. Melanson worked in brand management for Procter & Gamble, Inc.

  Rich Stillman has served as our vice president of marketing since joining Coinstar in September 1999. From April to August 1999, Mr. Stillman served as head of marketing at Onvia.com, a business to business e-services company. From August 1996 to January 1999, he co-founded and served as vice president of sales and marketing for Originet Inc., a start-up technology company providing digital multi-media interactive systems to large retailers. From February 1995 to July 1996, he served as senior vice president and group account director for Cole & Weber, an advertising communications firm. Prior to that, he served as senior vice president and group account director at the Lord Group Advertising agency in New York.

  Diane L. Renihan has served as our chief accounting officer since February 2000 and as our controller since joining Coinstar in December 1999. From May 1995 to December 1999, Ms. Renihan served in various capacities at Seattle Lighting Fixture Co., a retail distributor of lighting and related products, including controller, director of finance and chief financial officer. From October 1993 to May 1995, she served as the accounting manager at Amylin Pharmaceuticals, Inc., a biotechnology research company. Ms. Renihan is a certified public accountant.

Risk Factors

  We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception in 1991. Our net loss was $29.6 million for 1997, $24.0 million for 1998, and $21.4 million for 1999. As of December 31, 1999 we had an accumulated deficit of $103.8 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters and depreciation and amortization. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements, including the development and deployment of our electronic commerce technology, including Meals.com and the Coinstar Shopper Internet kiosk.

  We have a limited operating history and face uncertainty in our ability to become a profitable company. After several years of development, we commenced commercial deployment of Coinstar units in 1994 and placed approximately 78% of our current installed base in 1997, 1998 and 1999. Therefore, there is limited historical financial information on which to base an evaluation of our performance. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and operation, particularly companies in new or rapidly evolving markets. We cannot be certain that we will install a sufficient number of our Coinstar units or obtain sufficient market acceptance to allow us to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expenses and debt service obligations.

  Our coin processing service is our major source of revenue and our current market is limited. We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenue from the operation of Coinstar units. Accordingly, market acceptance of our coin processing service is critical to our future success. Since there is only a limited current market for our coin processing service, we cannot assure you that an acceptable level of demand will be achieved or sustained. If sufficient demand for our coin processing service does not develop due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. To date, we have not derived any significant revenue from our e-services technology and do not anticipate significant revenue from this source in the near future.

  Our future operating results remain uncertain. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and on customer utilization of our service. Our future operating results will depend upon many other factors, including:

  . the level of product and price competition,

  . the processing fee we charge consumers to use our service, which we increased to 8.9% in December 1998 and which may change again in the future,

  . the amount of our processing fee that we share with our retail partners,

  . our success in expanding our network and managing our growth,

  . our ability to develop and market product enhancements and new products, such as our Coinstar Shopper,

  . our ability to enter into and penetrate new international markets, such as the United Kingdom, Canada, the European Union and other selected foreign markets,

  . the timing of product enhancements, activities of and acquisitions by competitors,

  . the ability to hire additional and/or retain employees, and

  . the timing of such hiring and the ability to control costs.

  Our stock price has been and may continue to be volatile. Our common stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our common stock could decline from current levels or continue to fluctuate. The market price of our common stock may be significantly affected by the following factors, including:

  . operating results below market expectations,

  . trends and fluctuations in use of Coinstar units,

  . changes in, or our failure to meet financial estimates by securities analysts,

  . period-to-period fluctuations in our financial results,

  . announcements of technological innovations or new products or services by us or our competitors,

  . the termination of one or more retail distribution contracts,

  . timing of installations relative to financial reporting periods,

  . release of reports,

  . industry developments,

  . market acceptance of the Coinstar service by retail partners and consumers, and

  . economic and other external factors.

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

  We believe that market acceptance of the Coinstar unit is dependent on the consumer's perception that the units are conveniently located, easy to use, accurate and reliable. Even if we are successful in promoting awareness of the Coinstar unit among consumers, consumers may not utilize the Coinstar units in sufficient numbers and frequency to make us profitable. In addition, the increasing use of alternatives to coin and currency transactions such as credit and debit cards, checks, wire transfers, smart cards and other forms of electronic payment may adversely affect market acceptance and ongoing use of the Coinstar service. If our coin-processing service does not achieve general market acceptance among consumers or does so less rapidly than expected, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed.

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

  We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in two supermarket chains, The Kroger Co., and Safeway, Inc. accounted for approximately 32% and 11%, respectively, of our revenue in 1999. (In May 1999, Kroger and Fred Meyer merged to become The Kroger Co.). The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors. Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. Based on our limited operating history, we believe that coin processing volumes are affected by seasonality; in particular we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality patterns of our supermarket partners. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to a variety of factors, including success in the timely deployment of a substantial number of additional Coinstar units, consumer awareness and demand for our coin processing services, our limited operating history, and the lack of comparable companies engaged in the coin processing business.

  The timing and number of Coinstar units installed during the quarter affect our quarterly operating results. The timing of Coinstar unit installations during a particular quarter is largely dependent on installation schedules determined by agreements with our retail partners, the variable length of trial periods of our retail partners and the planned coordination of multiple installations in a given geographic region.

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

  We have substantial indebtedness. As of December 31, 1999, we had outstanding indebtedness of $61.8 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We must begin paying cash interest on the senior notes in April 2000. Beginning at that time, we will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes may be materially limited or impaired. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

  Our market is increasingly competitive. We are the first company to provide a national network of self-service coin processing machines that provide a convenient, accurate and reliable means for consumers to convert loose coins into cash. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. We may also compete with supermarket retailers that decide to purchase and service their own coin counting equipment. We believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

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

  The success of our potential new services and products is uncertain. We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services such as through value-added services and promotions. Two examples are Meals.com and the in-store Coinstar Shopper kiosk. The products and services offered by Meals.com are relatively untested, and we cannot assure you that we will achieve market acceptance for any such products and services. In addition, the Coinstar Shopper kiosk is in early trials at a limited number of retail locations. Moreover, these and other new products and services may be subject to significant competition with offerings by potential Internet competitors in addition to companies that compete in our coin processing business. Many of these potential Internet competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We depend upon third-party manufacturers and service providers, and sole-source manufacturers. We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to significantly expand our installed base, and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturer, SeaMed (a division of Plexus Corporation), will be able to produce sufficient units to meet projected demand, SeaMed or other manufacturers in reality may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

  Although we have a contract with SeaMed, SeaMed does not have an obligation to continue the manufacture of the Coinstar unit or its components. In July 1999, SeaMed merged with Plexus Corp. of Neenah, Wisconsin. SeaMed's management has assured us that the combined entity will continue to meet our manufacturing needs. However, we cannot be certain that Plexus will continue to operate in Redmond, Washington or continue to meet our manufacturing needs.

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

  We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third party providers to arrange for pick-up, processing and deposit of coins. We generally contract with one transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate our contracts with them with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up service in the event of sudden disruption in service from an armored carrier company. Any failure by us to maintain our existing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

  Moreover, as with any business that handles large volumes of cash, we are susceptible to theft, counterfeit and other forms of fraud, including security breaches of our computing system that performs important accounting functions. We cannot be certain that we will be successful in developing product enhancements and new services to thwart such activities.

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have eight United States patents and one International patent relevant to aspects of self-service coin processing.

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

  Since patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets or that such claims will not be successful. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all.

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

  There are many risks associated with doing business in international markets. We intend to increase our deployment of Coinstar units in select international markets. We have only recently begun to expand our business internationally in the United Kingdom and Canada and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including failure of customer acceptance, risks of regulatory delays or disapprovals with respect to our products and services, and competition from potential and current coin-counting businesses. Exposure to exchange rate risks, restrictions on the repatriation of funds, political instability, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors, difficulties in managing an organization spread over several countries, and weaker legal protection for intellectual property rights. These risks could seriously harm our business, financial condition, and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  Our expansion into Europe will present challenges different from those faced in the United States. We expect to face greater competition than currently is the case in the United States because banks in Europe typically offer coin-counting services to their customers and most of the world's self-service coin-counting machine manufacturers are located in Europe. Some of these manufacturers have been involved in attempts to set up networks similar to ours. In addition, local laws and market conditions may require us to change our fee structure. We also will face a number of technical challenges as we attempt to expand into Europe. In several areas, close national borders may require that our units be able to handle as many as six different national coin sets, as well as the new Euro coin. Supermarkets in Europe tend to be smaller than those in the United States. Because of this, floor space is more of an issue than in the typical supermarket in the United States. As a result, it may be necessary for us to reduce the size of our unit to succeed in Europe. Reducing our unit size could present technical challenges and the smaller capacity that might result from a smaller unit could increase operating costs in servicing the units. Many local laws do not permit stores to be operated on a 24-hour, seven-day per week basis. This could reduce volumes and present challenges in our servicing of the units. We also expect to face higher telecommunications costs in Europe than in the United States, and a European network may need to make extensive use of cellular communications.

  We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our executive officers and key employees, all of which we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. On November 30, 1999 we announced that Kirk Collamer, our chief financial officer, was resigning and his resignation was effective on February 29, 2000. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness. Currently, we maintain a "key man" life insurance policy on our chairman Jens Molbak, in the amount of $2.0 million.

  Defects in or failures of our operating system could harm our business. We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added or when the volume of services provided increases. Although each Coinstar unit is designed to store all data collected, thereby helping to ensure that critical data is not lost due to an operating systems failure, our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data would seriously harm our operations.

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

Item 2. Properties.

  Our principal administrative, marketing and product development facilities are located in a 46,070 square foot facility in Bellevue, Washington, under a lease, which expires in August 2004. We also lease a 10,196 square foot facility in Bellevue, Washington, under a lease, which expires in March 2002. This additional space is under a sublease agreement with a third party.

Item 3. Legal Proceedings.

  During 1999, we were involved in litigation concerning alleged patent infringements with CoinBank Automated Systems, Inc. On October 12, 1999, we settled the litigation. The settlement provided for the dismissal with prejudice of each party's respective claims. As part of the settlement, CoinBank granted us a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a purchase option to purchase CoinBank Automated Systems, Inc. In consideration for the purchase option, CoinBank received $600,000 and 30,000 shares of our common stock. The settlement ended the dispute over the patents-in-suit and included a release and covenant not to sue. At the expiration of the option, we decided not to buy CoinBank Automated Systems, Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Market Information

  Our common stock is traded on the Nasdaq National Market under the symbol "CSTR." The following table sets forth the high and low closing prices per share as reported by the Nasdaq National Market for our common stock for each quarter during the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                   High    Low
                                                                  ------- ------
Fiscal 1998:

First Quarter.................................................... $ 9.125  8.000
Second Quarter...................................................   9.875  6.500
Third Quarter....................................................   9.750  4.750
Fourth Quarter...................................................  10.750  5.313


Fiscal 1999:

First Quarter.................................................... $17.750  9.688
Second Quarter...................................................  28.688 15.000
Third Quarter....................................................  30.188  9.000
Fourth Quarter...................................................  14.188  7.063

  The last reported sale price of our common stock on the Nasdaq National Market on February 29, 2000 was $14.00 per share.

Holders

  As of February 29, 2000, there were approximately 203 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

  We have never paid cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the forseeable future. Furthermore, our line of credit agreement prohibits the payment of dividends without the bank's prior written consent.

Item 6. Selected Financial and Other Data.

  The following selected financial data is qualified by reference to, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of Coinstar and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                         Year Ended December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
                                (Dollars and shares in thousands, except
                                per share, per unit data and where noted)
Statements of Operations Da-
 ta:
Revenue......................  $ 77,733  $ 47,674  $ 25,007  $  8,312  $ 1,063
Expenses:
 Direct operating............    38,836    26,565    17,899     7,258    1,336
 Regional sales and
  marketing..................     6,381     3,778     3,088     1,505      349
 Product research and
  development................     5,571     4,744     6,362     3,969    1,830
 Selling, general and
  administrative.............    15,021    14,112    11,079     5,351    2,790
 Depreciation and
  amortization...............    20,315    13,237     8,679     4,135    1,117
                               --------  --------  --------  --------  -------
Loss from operations.........    (8,391)  (14,762)  (22,100)  (13,906)  (6,359)
Other income (expense)
 Interest income.............     2,350     1,367     2,329       848      398
 Interest expense............   (11,314)  (10,817)   (9,822)   (2,661)    (208)
 Other income (expense)......      (768)      240        --        --       --
                               --------  --------  --------  --------  -------
Net loss before extraordinary
 item........................   (18,123)  (23,972)  (29,593)  (15,719)  (6,169)
Extraordinary item loss
 related to early retirement
 of debt.....................    (3,250)       --        --      (248)      --
                               --------  --------  --------  --------  -------
Net loss.....................  $(21,373) $(23,972) $(29,593) $(15,967) $(6,169)
                               ========  ========  ========  ========  =======
Loss per share before
 extraordinary item, basic
 and diluted(1)..............  $  (1.02) $  (1.58) $  (3.81) $ (20.06) $ (8.23)
Extraordinary item per share,
 basic and diluted(1)........     (0.18)       --        --     (0.31)      --
                               --------  --------  --------  --------  -------
Loss per share, basic and
 diluted(1)..................  $  (1.20) $  (1.58) $  (3.81) $ (20.37) $ (8.23)
                               ========  ========  ========  ========  =======
Weighted average shares
 outstanding(1)..............    17,857    15,150     7,761       784      750

Other Data:
Number of new Coinstar units
 installed during the
 period......................     2,139     1,609     1,703     1,238      215
Installed base of Coinstar
 units at end of the period..     6,952     4,813     3,204     1,501      263
Average age of network for
 the period (months).........      20.7      15.5      10.0       6.5      7.6
Number of regional markets...        85        58        40        23       11
Dollar value of coins
 processed...................   873,395   623,258   332,526   115,476   17,701
Direct contribution
 (loss)(2)...................    38,897    21,109     7,108     1,054     (273)
Revenue per average installed
 unit(3).....................    12,545    11,893    10,709     9,860    2,325
Direct contribution per
 average installed
 unit(2)(3)..................     6,279     5,281     3,044     1,250   (2,395)
EBITDA(6)....................    11,923    (1,525)  (13,421)   (9,771)  (5,242)
International revenue........       222        20        --        --       --
International direct
 operating expenses(5).......     1,223       754        --        --       --
E-services revenue...........        44        --        --        --       --
E-services direct operating
 expenses(7).................     2,160        --        --        --       --
Adjusted EBITDA (8)..........    15,040      (791)  (13,421)   (9,771)  (5,242)

                                              December 31,
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
Balance Sheet Data:
Cash, cash equivalents and
 short-term investments(4)...  $ 88,032  $ 41,871  $ 56,803  $ 56,310  $14,120
Total assets.................   163,380    98,833   103,546    82,531   19,601
Total debt, including current
 portion.....................    61,831    88,056    78,945    70,065    1,658
Mandatorily redeemable
 preferred stock.............        --        --        --    24,972   23,548
Paid in capital..............   159,054    62,372    61,553     6,871    5,409
Total stockholders' equity
 (deficit)...................  $ 55,266  $(20,039) $  3,109  $(21,976) $(7,471)

---------------------
(1) See Note 9 to Financial Statements for an explanation of the determination of the number of shares used in computing loss per share information, basic and diluted.

(2) Direct contribution (loss) is defined as revenue less direct operating expenses. We use direct contribution (loss) as a measure of operating performance to assist in understanding our operating results. Direct contribution (loss) is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

(3) Based on monthly averages of units in operation over the applicable period.

(4) Cash, cash equivalents and short-term investments include funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units, of $31.3 million, $23.0 million and $14.2 million at December 31, 1999, 1998 and 1997, respectively. Funds in transit prior to such dates are negligible.

(5) International direct operating expenses represent the costs incurred by Coinstar International Inc., our wholly owned subsidiary, related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-up Activities, issued on April 3, 1998.

(6) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We do, however, believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

(7) E-services direct operating expenses represent the costs related to exploring services on the Internet and are exclusive of overhead allocations from Coinstar, Inc.

(8) Adjusted EBITDA is EBITDA as adjusted for international and e-services revenues and direct operating expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information, the following discussion in this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed under the captions "Risk Factors" and "Business" as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

  We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains in 41 states across the United States, the United Kingdom and Canada. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. In December 1998, we changed this processing fee at most locations to 8.9% from the previous rate of 7.5%. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by such other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Based on our limited operating history, we believe that seasonality affects coin processing volumes because on a relative basis, coin processing volumes have been lower in the months of January, February, September, and October. This trend mirrors the seasonality patterns of our supermarkets partners.

  We formed a wholly owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. Coinstar International is piloting 21 Coinstar units in Canada to determine the viability of the Canadian market for our services and is piloting eight Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in certain European countries. We also formed a wholly owned subsidiary, MyShoppinglist.com (now known as Meals.com, Inc.), in December 1998 to explore the development and deployment of e-services technology, including the Coinstar Shopper unit. On February 10, 2000, we sold approximately an 11% interest in Meals.com, Inc. to an outside investor group for $5.5 million. In addition to the outside investment, we invested $10.0 million of cash as equity and provided a $15.6 million credit facility to Meals.com, Inc.. To date, we have expended $5.6 million on behalf of Meals.com, Inc. These expenditures served as the initial draw, bringing the credit facility's available balance to $10.0 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus
300 basis points.

  Our direct operating expenses are comprised of the regional expenses associated with Coinstar coin-counting unit operations and support and consist primarily of coin pick-up and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pick-up and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pick-up and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

  Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $103.8 million as of December 31, 1999. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

  The following table shows revenue and expense as a percent of revenue for the last three years:

                                   Year Ended
                                  December 31,
                                ---------------------
                                1999    1998    1997
                                -----   -----   -----
     Revenue...................   100 %   100 %   100 %
     Expenses:
       Direct operating........  50.0    55.7    71.6
       Regional sales and
        marketing..............   8.2     7.9    12.3
       Product research and
        development............   7.2    10.0    25.4
       Selling, general and
        administrative.........  19.3    29.6    44.3
       Depreciation and
        amortization...........  26.1    27.8    34.7
                                -----   -----   -----
     Loss from operations...... (10.8)% (31.0)% (88.4)%

Years Ended December 31, 1999 and 1998

  Revenue

  Revenue increased to $77.7 million in 1999 from $47.7 million in 1998. The increase was due principally to the increase in the number of Coinstar units in service during 1999, the increase in the volume of coins processed by the units in service during this period and an 18.6% increase in the processing fee effective

December 1998. The installed base of Coinstar units increased to 6,952 as of December 31, 1999, from 4,813 units as of December 31, 1998. The dollar value of coins processed increased to $873.4 million during 1999 from $623.3 million in 1998.

  Direct Operating Expenses

  Direct operating expenses increased to $38.8 million in 1999 from $26.6 million in 1998. The increase in direct operating expenses was primarily attributable to increased coin pick-up and processing costs, as a result of the increased dollar volumes processed by the network, the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our growth and its expansion into 27 new regional markets as of December 31, 1999 and the increase in revenue sharing with our partners as a result of a 63% increase in revenue from 1998 to 1999. The increase is also as a result of an increase in the revenue sharing percentage from an effective rate of .50% in 1998 to a flat 1.0% in 1999. Direct operating expenses as a percentage of revenue decreased to 50.0% in the 1999 period from 55.7% in 1998. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) field service expenses per unit declined as a percentage of revenue as we increased our density in our existing markets.

  Regional Sales and Marketing

  Regional sales and marketing expenses increased to $6.4 million in 1999 from $3.8 million in 1998. The increase in regional marketing expense was the result of an increased level of television advertising and other promotional activity. Regional sales and marketing as a percentage of revenue increased to 8.2% in 1999 from 7.9% in 1998.

  Product Research and Development

  Product research and development expenses increased to $5.6 million in 1999 from $4.7 million in 1998. The increase in product research and development was primarily due to investments made in e-services initiatives. Product research and development as a percentage of revenue decreased to 7.2% in 1999 from 10.0% in 1998.

  Selling, General and Administrative

  Selling, general and administrative expense increased to $15.0 million in 1999 from $14.1 million in 1998. The principal component of such expenses was employee compensation and the period-to-period increase primarily reflects an investment in higher staffing levels to support our rapid growth and expansion. Selling, general and administrative expense as a percentage of revenue decreased to 19.3% in 1999 from 29.6% in 1998. The decrease in selling, general and administrative expense as a percentage of revenue was the result of (i) increasing volumes processed by the network combined with (ii) the realization of improved operating efficiencies.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $20.3 million in 1999 from $13.2 million in 1998. The increase was primarily due to the increase in the installed base of Coinstar units and amortization of software development costs. Depreciation and amortization as a percentage of revenue decreased to 26.1% in 1999 from 27.8% in 1998. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network.

  Other Income and Expense

  We generated other income of $104,000 in 1999 primarily due to subleasing excess office space. On March 12, 1999, the sublessee broke the lease, and we entered into a new sublease as of November 1, 1999.

  Interest income increased to $2.4 million in 1999 from $1.4 million in 1998. The increase in interest income is attributed to an increase in invested cash balances resulting from a follow-on stock offering completed in June 1999.

  Interest expense increased to $11.3 million in 1999 from $10.8 million in 1998. The increase was primarily due to the compounding interest accretion on the senior subordinated discount notes and amortization of the related discount. No cash interest payments are due on the notes until April 2000. Other expenses of $768,000 in 1999 related primarily to a litigation settlement.

  The loss related to the early retirement of debt of $3.2 million is related to the repurchase of $34 million of high yield notes during 1999.

  Net Loss

  Net loss decreased to $21.4 million in 1999 from $24.0 million in 1998. The decrease in the net loss was primarily due to an increase in our contribution margin combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects improved operating leverage of the Coinstar network. In the longer term, we expect that it will not be required to add as much infrastructure as we have in the past to support our installed base and as a result we expect to achieve profitability as our direct contribution margin from our larger base of installed units grows proportionately faster than expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

Years Ended December 31, 1998 and 1997

  Revenue

  Revenue increased to $47.7 million in 1998 from $25.0 million in 1997. The increase was due principally to the increase in the number of Coinstar units in service during 1998 and the increase in the volume of coins processed by the units in service during this period. The installed base of Coinstar units increased to 4,813 as of December 31, 1998 from 3,204 units as of December 31, 1997. The dollar value of coins processed increased to $623.3 million during 1998 from $332.5 million in 1997.

  Direct Operating Expenses

  Direct operating expenses increased to $26.6 million in 1998 from $17.9 million in 1997. The increase in direct operating expenses was primarily attributable to increased coin pick-up and processing costs, as a result of the increased dollar volumes processed by the network and the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our growth and expansion into 18 new regional markets as of December 31, 1998. Direct operating expenses as a percentage of revenue decreased to 55.7% in 1998 from 71.6% in 1997. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) field service expenses per unit declined as a percentage of revenue as we increased our density in our existing markets.

  Regional Sales and Marketing

  Regional sales and marketing expenses increased to $3.8 million in 1998 from $3.1 million in 1997. The increase in regional marketing expense was the result of an increased level of television advertising offset partially by a decrease in new market launches and promotional activity. Regional sales and marketing as a percentage of revenue decreased to 7.9% in 1998 from 12.3% in 1997. The decrease in regional sales and marketing as a percentage of revenue was the result of (i) increasing volumes processed by the network and
(ii) lower advertising costs per unit as we increased the density of units within a region.

  Product Research and Development

  Product research and development expenses decreased to $4.7 million in 1998 from $6.4 million in 1997. The decrease in product research and development costs reflects the decrease in expenditures associated with the completion of the development of our new coin counting technology and the completion of our new operating system. Product research and development as a percentage of revenue decreased to 10.0% in 1998 from 12.3% in 1997. While we currently expense all product research and development costs, a portion, related to internally developed software, may be capitalized in the future.

  Selling, General and Administrative

  Selling, general and administrative expense increased to $14.1 million in 1998 from $11.1 million 1997. The principal component of such expenses was employee compensation and the period-to-period increase primarily reflects an investment in higher staffing levels to support our rapid growth and expansion. Selling, general and administrative expense as a percentage of revenue decreased to 29.6% in 1998 from 44.3% in 1997. The decrease in selling, general and administrative expense as a percentage of revenue was the result of (i) increasing volumes processed by the network combined with (ii) the realization of improved operating efficiencies.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $13.2 million in 1998 from $8.7 million in 1997. The increase was primarily due to the increase in the installed base of Coinstar units during these periods. Depreciation and amortization as a percentage of revenue decreased to 27.8% in 1998 from 34.7% in 1997. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing volumes processed through the network.

  Other Income and Expense

  We generated other income of $240,000 in 1998 due to the subleasing of excess office space.

  Interest income decreased to $1.4 million in 1998 from $2.3 million in 1997. The decrease in interest income is attributed to a reduction in invested cash balances resulting from the sale of certain short-term investments to finance the installation of Coinstar units during the period.

  Interest expense increased to $10.8 million in 1998 from $9.8 million in 1997. The increase was primarily due to the accretion of the senior subordinated discount notes. No cash interest payments are due on the notes until April 2000.

  Net Loss

  Net loss decreased to $24.0 million in 1998 from $29.6 million in 1997. The decrease in the net loss was primarily due to an increase in our contribution margin combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects improved operating leverage of the Coinstar network. In the longer term, we expect that it will not be required to add as much infrastructure as we have in the past to support our installed base and as a result we expect to achieve profitability as our direct contribution margin from our larger base of installed units grows proportionately faster than expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

Income Taxes

  At December 31, 1999, 1998 and 1997, we had net deferred tax assets of approximately $35.2 million, $28.0 million and $19.8 million, respectively, resulting primarily from net operating loss and credit carryforwards available to offset future income tax obligations. Such federal carryforwards expire through 2019. Based upon our history of operating losses and expiration dates of the loss carryforwards, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

Liquidity and Capital Resources

  As of December 31, 1999, we had cash and cash equivalents of $78.7 million, short-term investments of $9.3 million and working capital of $43.4 million. Cash and cash equivalents include $31.3 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $21.7 million for the twelve months ended December 31, 1999, compared to net cash provided by operating activities of $9.5 million for 1998. Improvement in cash provided by operating activities was the result of a $2.6 million improvement in our net loss and a $5.8 million increase in accrued liabilities.

  Net cash used by investing activities for the twelve months ended December 31, 1999 was $41.1 million compared to $9.0 million used in 1998. Capital expenditures during the twelve months ended December 31, 1999 were $36.5 million and in 1998 were $23.0 million. Capital expenditures increased primarily due to the increased purchases of Coinstar units, and the addition of capitalized software development costs in 1999.

  Net cash provided by financing activities for the twelve months ended December 31, 1999 was $60.5 million, which primarily was the result of (1) issuance of additional shares of common stock with net proceeds of $93.6 million, and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) early retirement of long term debt. Net cash used by financing activities for 1998 was $921,541 which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long term debt.

  With respect to financing activities, we completed a public offering of 4,000,000 shares of common stock in June 1999 at a purchase price of $22.375 per share for net proceeds of approximately $83.8 million, net of issuance costs. The net proceeds received have been and will continue to be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes. In July 1999 the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.8 million, net of issuance costs.

  As of December 31, 1999, we had available secured irrevocable letters of credit with three banks that totaled $6.6 million. These letters of credit, which expire through March 31, 2000, are available to collateralize certain obligations to third parties. As of December 31, 1999, no amounts were outstanding under these letters of credit agreements.

  On February 19, 1999, we entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. The Credit Agreement provides us with a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the lenders, and term loans of $5 million from each of the lenders. The Credit Agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, prohibit us from paying dividends without the lenders' consent. In addition, amounts available under the term loans will increase to $7.5 million per lender after we have satisfied certain debt ratios.

  In connection with the Credit Agreement, we issued to each of the lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The value of the warrants issued in connection with the Credit Agreement are recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. We have agreed, pursuant to a Registration Rights Agreement dated February 19, 1999 with the lenders, to file a registration statement on Form S-3 to register the shares issuable upon exercise of the warrants within 60 days following the date on which we have satisfied all of our obligations in full under the Credit Agreement and the lenders have no further commitment to make loans or extend credit under the Credit Agreement. We must use reasonable efforts to cause the registration statement to be declared effective no later than 120 days following the loan termination date and must keep the registration available for at least 45 days following the date the registration statement is declared effective. The Registration Rights Agreements also obligates us under certain circumstances to include the common stock issuable upon exercise of the warrants in certain registration statements we may file.

  On June 7, 1999, we amended the Credit Agreement with the lenders to allow our domestic subsidiaries, or us to develop electronic commerce or Internet related businesses subject to certain aggregate limits. On June 14, 1999, the lenders issued a limited waiver of certain mandatory prepayments and reduction of the revolving commitment of the Credit Agreement upon the issuance of equity by us. The limited waiver requires us to maintain minimum deposits with Imperial Bank for the term of the Credit Agreement.

  On March 3, 1999, we acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004. On April 15, 1999, we acquired from Nu World Marketing Limit, Inc., assets consisting of Internet domain names, fixed assets, contracts, and web site content. As consideration for this purchase, we issued 25,000 shares of common stock at $15.45 per share.

  In connection with a litigation settlement, on October 1, 1999, we issued 30,000 shares of our common stock to Cash Technologies Inc., parent company of CoinBank Automated Systems Inc., and paid $600,000 in cash as consideration for a purchase option to purchase CoinBank. We did not exercise our option.

  As of December 31, 1999, we had outstanding $61.0 million of our senior notes. We have repurchased a total of $34.0 million of the notes. We must begin paying cash interest on the notes in April 2000. Beginning at that time, we will have debt service obligations of over $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The Indenture governing the notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

  On February 10, 2000, we sold approximately an 11% interest in our Meals.com, Inc. e-services subsidiary to an outside investor group for $5.5 million. In addition to the outside investment, we invested $10.0 million of cash as equity and provided a $15.6 million credit facility. To date, we have expended $5.6 million on behalf of Meals.com, Inc. These expenditures served as the initial draw, bringing the credit facility's available balance to $10.0 million. Interest accretes on the credit facility at Imperial Bank's commercial lending prime rate plus 300 basis points.

  We believe existing cash equivalents, short-term investments, and our Credit Agreement will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months for the continued expansion of the domestic Coinstar network at the recent installation rate; to continue to fund the pilot deployment of Coinstar units internationally; and to fund the development and marketing of new products and enhancements. After that time, the extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels; our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements.

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

                                                 Three-month periods ended
                          -------------------------------------------------------------------------------
                          Dec. 31,  Sep. 30,  June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,
                            1999      1999      1999      1999      1998      1998      1998      1998
                          --------  --------  --------  --------  --------  --------  --------  ---------
                                        (Dollars in thousands except per unit data)
Statements of Operations
 Data:
Revenue.................  $ 21,959  $ 21,723  $ 18,258  $ 15,791  $ 14,802  $ 13,576  $ 10,472  $   8,823
Expenses:
 Direct operating.......    10,938    10,783     9,176     7,939     7,458     7,141     6,142      5,823
 Regional sales and
  marketing.............     2,756     1,294     1,012     1,318     1,077       930       854        917
 Product research and
  development...........     1,441     2,035     1,155       940     1,138       867     1,329      1,410
 Selling, general and
  administrative........     4,135     3,877     3,628     3,381     3,579     3,531     3,726      3,276
 Depreciation and
  amortization..........     5,934     5,698     4,580     4,103     3,669     3,635     3,120      2,813
Loss from operations....  $ (3,245) $ (1,964) $ (1,293) $ (1,890) $ (2,119) $ (2,528) $ (4,699) $  (5,416)

Other Data:
Number of new Coinstar
 units installed during
 the period.............       495       669       547       428       376       405       501        327
Installed base of
 Coinstar units at end
 of period..............     6,952     6,457     5,788     5,241     4,813     4,437     4,032      3,531
Average age of network
 for the period
 (months)...............      21.3      20.4      20.0      19.2      17.5      15.8      14.8       13.4
Number of regional
 markets................        85        82        74        64        58        57        49         42
Dollar value of coins
 processed..............  $246,736  $244,089  $205,143  $177,427  $186,166  $180,600  $139,227  $117,2 98
Direct contribution(1)..    11,021    10,941     9,082     7,852     7,344     6,435     4,330      3,000
Direct contribution
 margin.................      50.2%     50.4%     49.7%     49.7%     49.6%     47.4%     41.3%      34.0%
Annualized revenue per
 average installed
 unit(2)................  $ 13,081  $ 14,162  $ 13,343  $ 12,721  $ 12,937  $ 12,703  $ 11,048  $  10,597
Annualized direct
 contribution per
 average installed
 unit(1)(2).............     6,573     7,132     6,637     6,331     6,405     6,021     4,568      3,601
EBITDA as defined(5)....     2,689     3,734     3,287     2,213     1,550     1,107    (1,579)    (2,603)
E-services revenue......        39         5        --        --        --        --        --         --
E-services direct
 operating expenses(4)..       583     1,200       313        64        --        --        --         --
International revenue...        88        73        46        15        11         9        --         --
International direct
 operating expenses(3)         324       218       406       275       369       116       241         28
Adjusted EBITDA(6)......     3,469     5,074     3,960     2,537     1,908     1,214    (1,338)    (2,575)

---------------------
(1) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income
     (loss), or any other measure of performance under GAAP.

(2) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

(3) International direct operating expenses represent the costs incurred by Coinstar International related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5").

(4) E-services direct operating expenses represent the costs incurred by Coinstar, Inc related to the exploration of e-services products. All costs related to the Internet development (such as market research and travel) are expensed as incurred in accordance with the SOP 98-5. Costs to develop software are accounted for in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

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

(6) Adjusted EBITDA is EBITDA as adjusted for international and e-services revenues and direct operating expenses.

  Based on our limited operating history, we believe that coin processing volumes have been affected by seasonality. In particular, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality of our supermarket partners. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to our limited operating history and the lack of comparable companies engaged in the coin processing business.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is continuing to evaluate the potential impacts of the standard, as amended, we believe the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

Year 2000 Update

  During 1998 and 1999, we undertook a program to identify, test, and evaluate our internal operating systems to determine the impact of the year 2000 on these systems. These tests involved simulating transactional activity before, during and after the various impacted dates and assessing the results to ensure the proper handling of the information by the internal operating system. In addition, we assessed the impact of the year 2000 on our retail distribution partners, suppliers, and service providers. As a result of these tests performed on the internal operating systems, and the assessment of our partners and suppliers, we did not suffer any adverse impact in transitioning to the year 2000.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to short-term investments, which have a floating rate of interest. These investments are financed through fixed rate debt. The relationship between fixed and floating rate debt varies depending on market conditions. We do not enter into speculative derivative transactions or leveraged swap agreements.

  The table below presents principal (or notional) amounts and related weighted average interest rates outstanding at each of the respective balance sheet dates. All items described in the table are non-trading and are stated in U.S. dollars.

                                      Year Ended December 31,
In Thousands             -------------------------------------------------------
Interest Rate Risk        1999     2000     2001     2002     2003    Thereafter
------------------       -------  -------  -------  -------  -------  ----------
Assets
 Short-term
  investments........... $ 9,160       --       --       --       --        --
 Average interest
  rate..................    5.83%      --       --       --       --        --
Liabilities
 Capital lease
  obligations........... $ 1,407  $   635  $   184       --       --        --
 Average interest rate..   10.10%   10.04%    9.91%      --       --        --
 Fixed long-term debt... $60,980  $60,980  $60,980  $60,980  $60,980   $60,980
 Average interest rate..    13.0%    13.0%    13.0%    13.0%    13.0%     13.0%
 Variable senior
  revolving debt........ $   500  $   500  $   500  $   500  $   500   $   500
 Average interest
  rate(*)...............   10.50%   10.50%   10.50%   10.50%   10.50%    10.50%

---------------------
 * Interest rate represents Imperial Bank's prime rate plus 200 basis points (10.50% at December 31,1999)

Item 8. Financial Statements and Supplementary Data

  See Item 14(a) for an index to the financial statements and supplementary data required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  See the section entitled "Executive Officers" in Part I, Item 1 hereof for information regarding executive officers.

  The information required by this item with respect to directors is incorporated by reference from the information under the caption of "Election of Directors," contained in our proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Stockholders to be held on June 15, 2000. We will file the proxy statement with the Securities and Exchange Commission within 120 days of December 31, 1999.

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

                                                                           Page
                                                                           ----
 (a)(1) Index to Financial Statements
        Independent Auditors' Report....................................    36
        Consolidated Balance Sheets.....................................    37
        Consolidated Statements of Operations...........................    38
              Consolidated Statements of Changes In Stockholders' Equity
        (Deficit).......................................................    39
        Consolidated Statements of Cash Flows...........................    40
        Consolidated Notes to Financial Statements......................    41
 (a)(2) Index to Financial Statement Schedules
        All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
 (a)(3) Index to Exhibits:

 Exhibit Number                     Description of Document
 --------------                     -----------------------
     3.1(1)     Amended and Restated Certificate of Incorporation of the
                Registrant in effect after the closing of the initial public offering.
     3.2(1)     Amended and Restated Bylaws of the Registrant.
     4.1        Reference is made to Exhibits 3.1 through 3.2.
     4.2(1)     Specimen Stock Certificate.
     4.3(1)     Second Amended and Restated Investor Rights Agreement, dated
                August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
     4.4(1)     Indenture between Registrant and The Bank of New York dated
                October 1, 1996.
     4.5(1)     Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
     4.6(1)     Notes Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.7(1)     Warrant Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.8(1)     Specimen 13% Senior Discount Note Due 2006.
     4.9(3)     Rights Agreement dated as of November 12, 1998 between
                Registrant and American Securities Transfer and Trust, Inc.
     4.10(3)    Registrant's Certificate of Designation of Series A Preferred
                Stock. Reference is made to Exhibit A of Exhibit 4.9.
     4.11(3)    Form of Rights Certificate. Reference is made to Exhibit B of
                Exhibit 4.9.
     4.12(4)    Credit Agreement, dated February 19, 1999, between Coinstar,
                Inc. and Imperial Bank, for itself and as agent for Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.13(4)    Form of Warrant, dated February 19, 1999, issued to Imperial
                Bank.
     4.14(4)    Form of Warrant, dated February 19, 1999, issued to Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.15(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Imperial Bank.
     4.16(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Bank Austria Creditanstalt Corporate
                Finance, Inc.
     4.17(5)    Senior secured note dated February 10, 2000, executed by
                Meals.com, Inc. on behalf of Coinstar, Inc.
    10.1(1)     Registrant's 1997 Equity Incentive Plan.
    10.2(1)     Registrant's 1997 Employee Stock Purchase Plan.
    10.3(1)     Registrant's 1997 Non-Employee Directors' Stock Option Plan.

 Exhibit Number                     Description of Document
 --------------                     -----------------------
    10.4(1)     Form of Indemnity Agreement between the Registrant and its executive officers and directors.
    10.5(1)     Series E Preferred Stock and Warrant Purchase Agreement between
                Registrant and Acorn Ventures, Inc. dated August 27, 1996.
    10.6(1)     Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
    10.7(1)     Sublease between Registrant and Maruyama U.S., Inc. dated
                January 15, 1997.
    10.8(1)     Lease agreement between Registrant and Spieker Properties, L.P.
                dated January 29, 1997.
    10.9(2)     Manufacturing Agreement between Registrant and SeaMed
                Corporation dated May 14, 1998.
    10.10(1)    Purchase Agreement between Registrant and Smith Barney Inc.
                dated October 22, 1996.
    12.1        Ratio of Earnings to Fixed Charges.
    21.1(6)     Subsidiaries.
    23.1        Consent of Deloitte & Touche LLP.
    27.1        Financial Data Schedule.

---------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's current Report on Form 8-K (File Number 000-22555) filed by Coinstar on March 3, 1999.

(5) Incorporated by reference to the Current Report on Form 8-K (File Number 000-22555) filed by Coinstar on February 18, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b)  Reports on Form 8-K.
  The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

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

                                          Coinstar, Inc.

                                                  /s/ Diane L. Renihan
                                          By: _________________________________
                                                      Diane L. Renihan
                                              Controller and Chief Accounting
                                                          Officer
                                               (Principal Accounting Officer)
                                                    Date: March 30, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                    Date
              ---------                             -----                    ----

      /s/ Daniel A. Gerrity            President and Chief Executive    March 30, 2000
______________________________________  Officer
          Daniel A. Gerrity             (Principal Executive Officer)

       /s/ Diane L. Renihan            Controller and Chief Accounting  March 30, 2000
______________________________________  Officer (Principal Accounting
           Diane L. Renihan             Officer)

        /s/ Jens H. Molbak             Chairman of the Board            March 30, 2000
______________________________________
            Jens H. Molbak

       /s/ Larry A. Hodges             Director                         March 30, 2000
______________________________________
           Larry A. Hodges

        /s/ David E. Stitt             Director                         March 30, 2000
______________________________________
            David E. Stitt

     /s/ Ronald A. Weinstein           Director                         March 30, 2000
______________________________________
         Ronald A. Weinstein

    /s/ William D. Ruckelshaus         Director                         March 30, 2000
______________________________________
        William D. Ruckelshaus

       /s/ Robert O. Aders             Director                         March 30, 2000
______________________________________
           Robert O. Aders

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Coinstar, Inc.
Bellevue, Washington

  We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 4, 2000 (March 24, 2000 as to Note 15)
Seattle, Washington

                        COINSTAR, INC. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------  -----------
                                   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................  $ 78,736,908  $37,688,205
 Short-term investments available for sale..........     9,294,825    4,182,315
 Prepaid expenses and other current assets..........     2,337,456    1,043,010
                                                      ------------  -----------
  Total current assets..............................    90,369,189   42,913,530


PROPERTY AND EQUIPMENT:
 Coinstar units.....................................   102,669,587   73,191,704
 Computers..........................................     4,481,264    3,060,899
 Office furniture and equipment.....................     1,241,198    1,191,221
 Leased vehicles....................................     2,825,155    1,637,647
 Leasehold improvements.............................       437,593      437,593
 Coinstar components................................        94,473       94,865
                                                      ------------  -----------
                                                       111,749,270   79,613,929
 Accumulated depreciation...........................   (43,649,321) (26,263,528)
                                                      ------------  -----------
                                                        68,099,949   53,350,401
OTHER ASSETS, net of accumulated amortization of
 $2,356,150 and $617,961............................     4,911,337    2,569,187
                                                      ------------  -----------
TOTAL...............................................  $163,380,475  $98,833,118
                                                      ============  ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable...................................  $  4,866,539  $ 3,828,459
 Accrued liabilities................................    41,417,592   26,987,334
 Current portion of long-term debt and capital lease
  obligations.......................................       649,640    2,020,696
                                                      ------------  -----------
  Total current liabilities.........................    46,933,771   32,836,489


LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less
 current portion and net of unamortized discounts of
 $1,056,118 and $9,315,552..........................    61,181,184   86,035,758
                                                      ------------  -----------
  Total liabilities.................................   108,114,955  118,872,247


COMMITMENTS AND CONTINGENCIES (Notes 5 and 12)
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock, $.001 par value authorized,
  45,000,000 shares; issued and outstanding,
  20,141,207 and 15,217,504 shares..................   157,737,504   61,858,154
 Contributed capital for warrants...................     1,316,128      513,584
 Accumulated other comprehensive income.............        (1,304)       3,171
 Accumulated deficit................................  (103,786,808) (82,414,038)
                                                      ------------  -----------
  Total stockholders' equity (deficit)..............    55,265,520  (20,039,129)
                                                      ------------  -----------
TOTAL...............................................  $163,380,475  $98,833,118
                                                      ============  ===========


                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
REVENUE.............................. $ 77,732,560  $ 47,673,651  $ 25,007,251
EXPENSES:
 Direct operating....................   38,835,647    26,564,505    17,899,402
 Regional sales and marketing........    6,381,182     3,777,995     3,088,370
 Product research and development....    5,571,323     4,744,110     6,361,568
 Selling, general and
  administrative.....................   15,021,088    14,112,213    11,078,649
 Depreciation and amortization.......   20,314,509    13,237,234     8,679,036
                                      ------------  ------------  ------------
 Loss from operations................   (8,391,189)  (14,762,406)  (22,099,774)
OTHER INCOME (EXPENSE):
 Interest income.....................    2,350,065     1,366,580     2,328,031
 Interest expense....................  (11,314,177)  (10,816,858)   (9,821,619)
 Other...............................     (767,725)      239,812            --
                                      ------------  ------------  ------------
 Net loss before extraordinary item..  (18,123,026)  (23,972,872)  (29,593,362)
EXTRAORDINARY ITEM
 Loss related to early retirement of
  debt...............................   (3,249,744)           --            --
                                      ------------  ------------  ------------
NET LOSS............................. $(21,372,770) $(23,972,872) $(29,593,362)
                                      ============  ============  ============


LOSS PER SHARE:
 Loss per share before extraordinary
  item, basic and diluted............ $      (1.02) $      (1.58) $      (3.81)
 Extraordinary item per share, basic
  and diluted........................ $      (0.18) $         --  $         --
                                      ------------  ------------  ------------
 Loss per share, basic and diluted... $      (1.20) $      (1.58) $      (3.81)
                                      ============  ============  ============
 Weighted average shares outstanding,
  basic and diluted..................   17,856,579    15,150,463     7,761,425
                                      ============  ============  ============

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                Series A                                            Accu.
                         Common Stock           Preferred       Series B Preferred    Contributed   Other
                    ----------------------- ------------------  --------------------  capital for   Comp.    Accumulated
                      Shares      Amount     Shares    Amount    Shares     Amount     warrants    Income      Deficit
                    ---------- ------------ --------  --------  --------  ----------  -----------  -------  -------------
 BALANCE, January
  1, 1997........      793,059 $     18,396  649,775  $649,775   895,506  $3,582,034   2,621,160   $     0  $ (28,847,804)
 Exercise of
  stock options..      199,078       78,013
 Conversion of
  Series A
  Preferred
  stock..........      649,775      649,775 (649,775) (649,775)
 Conversion of
  Series B
  Preferred
  stock..........    1,023,399    3,582,034                     (895,506) (3,582,034)
 Conversion of
  Mandatorily
  Redeemable
  Preferred
  stock..........    7,315,795   24,972,084
 Exercise of
  warrants.......    2,053,523    3,369,852                                           (2,107,576)
 Issuance of
  common stock,
  net of issuance
  costs of
  $3,130,306.....    3,000,000   28,369,694
 Comprehensive
  income
 Unrealized loss
  on short-term
  investments
  available for
  sale...........                                                                                   (2,962)
 Net loss........                                                                                             (29,593,362)
                                                      --------
 Comprehensive
  income.........
                    ---------- ------------ --------  --------  --------  ----------  ----------   -------  -------------
 BALANCE,
  December 31,
  1997...........   15,034,629   61,039,848       --        --        --          --     513,584    (2,962)   (58,441,166)
 Issuance of
  shares under
  employee stock
  purchase plan..       98,239      738,968
 Exercise of
  stock options..       80,418       42,713
 Non-cash stock-
  based
  compensation...        4,218       36,625
 Comprehensive
  income
 Other
  comprehensive
  income
  Unrealized loss
   on short-term
   investments
   available for
   sale..........                                                                                    6,007
  Unrealized gain
   on foreign
   currency
   translation...                                                                                      126
                                                      --------
 Other
  comprehensive
  income.........
                                                      --------
 Net loss........                                                                                             (23,972,872)
                                                      --------
 Comprehensive
  income.........
                    ---------- ------------ --------  --------  --------  ----------  ----------   -------  -------------
 BALANCE,
  December 31,
  1998...........   15,217,504 $ 61,858,154       --  $     --        --  $       --  $  513,584   $ 3,171  $ (82,414,038)
 Issuance of
  shares under
  employee stock
  purchase plan..       77,793      672,510
 Exercise of
  stock options..      224,453      810,033
 Exercise of
  warrants.......      100,057       89,823                                              (89,823)
 Issuance of
  common stock
  for
  acquisitions of
  assets.........       25,000      386,250
 Issuance of
  common stock,
  net of issuance
  costs of
  $6,286,841.....    4,466,400   93,648,859
 Issuance of
  common stock
  for asset
  purchase
  option.........       30,000      271,875
 Contributed
  capital for
  warrants.......                                                                        892,367
 Comprehensive
  income
 Other
  comprehensive
  income
  Unrealized gain
   (loss) on
   foreign
   currency
   translation...                                                                                   (4,475)
                                                      --------
 Other
  comprehensive
  income.........
                                                      --------
 Net loss........                                                                                             (21,372,770)
                                                      --------
 Comprehensive
  income.........
                    ---------- ------------ --------  --------  --------  ----------  ----------   -------  -------------
 BALANCE,
  December 31,
  1999...........   20,141,207 $157,737,504       --  $     --        --  $       --  $1,316,128   $(1,304) $(103,786,808)
                    ========== ============ ========  ========  ========  ==========  ==========   =======  =============
                       Total
                    -------------
 BALANCE, January
  1, 1997........   $(21,976,439)
 Exercise of
  stock options..         78,013
 Conversion of
  Series A
  Preferred
  stock..........             --
 Conversion of
  Series B
  Preferred
  stock..........             --
 Conversion of
  Mandatorily
  Redeemable
  Preferred
  stock..........     24,972,084
 Exercise of
  warrants.......      1,262,276
 Issuance of
  common stock,
  net of issuance
  costs of
  $3,130,306.....     28,369,694
 Comprehensive
  income
 Unrealized loss
  on short-term
  investments
  available for
  sale...........         (2,962)
 Net loss........    (29,593,362)
                    -------------
 Comprehensive
  income.........    (29,596,324)
                    -------------
 BALANCE,
  December 31,
  1997...........      3,109,304
 Issuance of
  shares under
  employee stock
  purchase plan..        738,968
 Exercise of
  stock options..         42,713
 Non-cash stock-
  based
  compensation...         36,625
 Comprehensive
  income
 Other
  comprehensive
  income
  Unrealized loss
   on short-term
   investments
   available for
   sale..........          6,007
  Unrealized gain
   on foreign
   currency
   translation...            126
                    -------------
 Other
  comprehensive
  income.........          6,133
                    -------------
 Net loss........    (23,972,872)
                    -------------
 Comprehensive
  income.........    (23,966,739)
                    -------------
 BALANCE,
  December 31,
  1998...........   $(20,039,129)
 Issuance of
  shares under
  employee stock
  purchase plan..        672,510
 Exercise of
  stock options..        810,033
 Exercise of
  warrants.......             --
 Issuance of
  common stock
  for
  acquisitions of
  assets.........        386,250
 Issuance of
  common stock,
  net of issuance
  costs of
  $6,286,841.....     93,648,859
 Issuance of
  common stock
  for asset
  purchase
  option.........        271,875
 Contributed
  capital for
  warrants.......        892,367
 Comprehensive
  income
 Other
  comprehensive
  income
  Unrealized gain
   (loss) on
   foreign
   currency
   translation...         (4,475)
                    -------------
 Other
  comprehensive
  income.........         (4,475)
                    -------------
 Net loss........    (21,372,770)
                    -------------
 Comprehensive
  income.........    (21,377,245)
                    -------------
 BALANCE,
  December 31,
  1999...........   $ 55,265,520
                    =============

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
 Net Loss............................ $(21,372,770) $(23,972,873) $(29,593,362)
Adjustments to reconcile net loss to
 net cash used by operating
 activities:
  Depreciation and amortization......   20,314,509    13,237,234     8,679,036
  Write off of non-cash portion of
   purchase option...................      271,875            --            --
  Debt discount amortization.........    8,712,920    10,345,573     9,156,396
  Non-cash stock-based compensation..           --        36,625            --
  Unrealized gain (loss) on foreign
   currency..........................       (4,475)          117            --
Cash provided (used) by changes in
 operating assets and liabilities:
  Investment interest receivable.....       45,862       483,502      (389,254)
  Prepaid expenses and other current
   assets............................   (1,255,585)      (21,661)     (156,349)
  Other assets.......................     (646,360)        2,592      (176,978)
  Accounts payable...................    1,038,080       590,390     1,458,978
  Accrued liabilities................   14,564,068     8,753,736    10,562,777
                                      ------------  ------------  ------------
 Net cash provided (used) by
  operating activities...............   21,668,124     9,455,235      (458,756)
INVESTING ACTIVITIES:
  Purchases of short-term
   investments.......................  (25,681,907)  (24,258,982)  (47,962,984)
  Sales and maturities of short-term
   investments.......................   20,523,535    56,202,659    45,856,665
  Purchases of fixed assets..........  (36,508,249)  (22,991,701)  (29,767,502)
  Refund of tax on Coinstar units....      535,223            --            --
  Other..............................       54,325         2,622            --
                                      ------------  ------------  ------------
 Net cash provided (used) by
  investing activities...............  (41,077,073)    8,954,598   (31,873,821)
FINANCING ACTIVITIES:
  Payments on long-term debt.........  (35,173,750)   (1,703,222)   (1,045,255)
  Borrowings under long-term debt
   obligations.......................      500,000            --            --
  Proceeds from sale of common stock,
   net of issuance costs.............   93,648,859            --    28,369,694
  Proceeds from exercise of stock
   options and issuance of shares
   under employee stock purchase
   plan..............................    1,482,543       781,681        78,013
  Proceeds from exercise of
   warrants..........................           --            --     1,262,276
                                      ------------  ------------  ------------
 Net cash provided (used) by
  financing activities...............   60,457,652      (921,541)   28,664,728
                                      ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................   41,048,703    17,488,292    (3,667,849)
CASH AND CASH EQUIVALENTS:
  Beginning of year..................   37,688,205    20,199,913    23,867,763
                                      ------------  ------------  ------------
  End of year........................ $ 78,736,908  $ 37,688,205  $ 20,199,914
                                      ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the year for
   interest.......................... $    246,574  $    486,298  $    668,058
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
  Purchase of vehicles financed by
   capital lease obligations.........      546,868       504,811       735,970
  Cashless exercises of warrants.....       89,823            --     2,581,426
  Purchase of assets with common
   stock.............................      386,250            --            --
  Purchase of assets with warrants...      169,156            --            --
  Issuance of warrants under
   revolving credit facility.........      723,211            --            --
  Stock issued for purchase option...      271,875            --            --

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1: ORGANIZATION AND BUSINESS

  General: Coinstar, Inc. (the "Company") develops, owns and operates a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. The Company has increased its installed base every year since inception, and as of December 31, 1999, had an installed base of 6,952 units located in supermarkets and financial institutions in 41 states.

  Principles of consolidation: The financial statements include the accounts of Coinstar, Inc. and its wholly owned subsidiaries, including Coinstar International, Inc., which was formed for the purpose of exploring the expansion of the Coinstar network internationally, and Meals.com, Inc., which was formed to explore e-services. All intercompany transactions have been eliminated upon consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and equivalents: The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes funds in transit, which represent amounts being processed by armored carriers or residing in Coinstar units, of $31.3 million and $23.0 million at December 31, 1999 and 1998, respectively.

  Securities available for sale: The Company's investments are all classified as available for sale and are stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders' equity. All of the Company's investments have maturities of one year or less. Realized and unrealized gains or losses at December 31, 1999 and 1998 were insignificant. Fair value is based upon quoted market prices.

  Long-lived assets: The Company periodically reviews long-lived assets, including identified intangible assets, for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows.

  Property and equipment: Property and equipment are depreciated using the following methods and useful lives:

Type Of Asset                                         Method       Useful Life
-------------                                      ------------- ---------------
Coinstar units.................................... Straight-line 60 months
Installation costs for Coinstar units............. Straight-line 36 months
Furniture and equipment........................... Straight-line 60 months
Computer equipment................................ Straight-line 36 months
Automobiles and light trucks...................... Straight-line 36 months
Leasehold improvements............................ Straight-line 60 to 84 months

  In order to achieve volume discounts, the Company prepurchases certain components of the Coinstar units. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

  During 1997, the Company upgraded certain components of the Coinstar unit. As a result, a provision for additional depreciation in the amount of $107,054 was made to write down the recorded value of the obsolete equipment. During 1998, the Company reduced the carrying value of certain components of the Coinstar unit

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

resulting in a provision for additional depreciation of $170,097. During 1999, the Company wrote off certain obsolete equipment resulting in a charge of $483,000. During 1999, the Company received a refund for overpaid use tax attributable to Coinstar units, which resulted in the reduction of the basis of the Coinstar units and a reduction in depreciation expense.

  Other assets: Other assets include lease and utility deposits, deferred financing fees for the Company's long-term debt facilities and amounts relating to software development costs, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such assets are amortized on a straight-line basis over two to ten years.

  Revenue recognition: Coin processing fees are recognized at the time the customers' coins are counted by the Coinstar unit. Units in service with the top two retail distribution partners in 1997 accounted for approximately 25.6% and 17.2%, respectively, of the Company's revenues. In 1998, the top two retail distribution partners accounted for approximately 18.7% and 18.9%, respectively, of the Company's revenues. In 1999, the top two retail distribution partners accounted for approximately 31.9% and 11.2%, respectively, of the Company's revenue.

  Start-up activities: All start-up costs incurred by the Company relating to the development of domestic and international markets and e-services are expensed as incurred.

  Fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  The carrying amounts for cash and cash equivalents, short-term investments, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of the Company's senior subordinated discount notes is based on the quoted market price on the last day of the year. The fair value of the Company's senior revolving line, included in long term debt, approximates the carrying amount due to its variable rate of interest.

  At December 31, 1999 and 1998, the carrying amount and estimated fair value of such financial instruments for which fair value can be determined are as follows:

                                                    1999             1998
                                              ---------------- ----------------
                                              Carrying  Fair   Carrying  Fair
                                               Amount   Value   Amount   Value
                                              -------- ------- -------- -------
                                                       (In thousands)
Cash and cash equivalents.................... $78,737  $78,737 $37,688  $37,688
Short-term investments.......................   9,295    9,295   4,182    4,182
Accounts payable.............................   4,867    4,867   3,828    3,828
Long-term debt...............................  60,424   64,224  85,684   76,950

  Stock-based compensation: The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, Accounting for Stock-Based Compensation, has been adopted by the Company for disclosure of certain additional information related to its stock option plans.

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

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  New accounting pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the effects of SFAS 133; however, management believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS 133 is effective for fiscal years beginning after June 15, 2000.

NOTE 3: ACCRUED LIABILITIES

  Accrued liabilities consisted of the following at December 31:

                                                           1999        1998
                                                        ----------- -----------
Funds in transit....................................... $31,265,037 $22,982,686
Accrued liabilities to service contract providers......   1,278,058   1,021,890
Accrued liabilities for taxes..........................   1,934,922     921,353
Accrued liabilities for interest payable...............   2,090,183          --
Accrued liabilities for marketing expenses.............   2,532,637     509,924
Other..................................................   2,316,755   1,551,481
                                                        ----------- -----------
                                                        $41,417,592 $26,987,334
                                                        =========== ===========

NOTE 4: LONG-TERM DEBT

  Long-term debt, including current portion, consisted of the following at December 31:

                                                           1999        1998
                                                        ----------- -----------
Senior subordinated discount notes..................... $60,980,000 $94,999,999
Senior revolving line..................................     500,000          --
Equipment loan.........................................          --   1,456,491
Less unamortized discounts.............................   1,056,118   9,329,582
                                                        ----------- -----------
                                                         60,423,882  87,126,908
Less current portion...................................          --   1,442,460
                                                        ----------- -----------
Long-term debt......................................... $60,423,882 $85,684,448
                                                        =========== ===========

  Senior subordinated discount notes: On October 22, 1996, the Company completed a private placement offering of 95,000 units, each of which consisted of a $1,000 principal amount of 13% senior subordinated discount notes (the "Notes"), due at maturity in 2006, and warrants to purchase seven shares of common stock of the Company, at an exercise price of $.01 per warrant share, subject to adjustment under certain circumstances. Imputed interest on the discount notes, as represented by the original issue discount of $29,413,154, accrues until October 1999, at which time interest is payable in semi-annual installments through maturity.

  The Notes are not redeemable at the option of the Company prior to October 1, 2001, other than from the proceeds of a public equity offering. The Notes are redeemable at the option of the Company, in whole or in part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 4: LONG-TERM DEBT (Continued)

  In the event of a change of control (as defined in the Notes), each holder of the Notes has the option to require the Company to repurchase such holder notes at 101% of the accreted value thereof on the date of repurchase plus liquidated damages. The Notes are subordinate in rank to all existing and future senior indebtedness of the Company. The indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments, repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, engage in transactions with affiliates, or permit its restricted subsidiaries to effect certain transactions.

  Subsequent to the completion of the Company's initial public offering and pursuant to a related Notes Registration Rights Agreement between the Company and the initial purchasers of the Notes (the "Registration Rights Agreement"), the Company completed an exchange offer of the Notes to satisfy its obligations under the Registration Rights Agreement. The Notes were exchanged for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

  The Notes were recorded net of discount of $30,410,654, and the warrants issued in connection with the Notes were recorded as $997,500 of contributed capital, each as determined by the relative fair values of the Notes and the warrants as of the closing date. In addition, the Company has recorded deferred financing fees related to the Notes of $2,714,354. Additional costs associated with the exchange offer of $121,063 were added to the deferred financing cost. The deferred financing costs and discount attributable to the warrants are being amortized over the term of the Notes.

  Early retirement of debt: The Company recorded an extraordinary charge of $3.2 million, which consisted of premiums paid on the pre-payment of $34 million of Notes, and the write-off of their related deferred financing costs.

  Principal payments: Scheduled principal payments on long-term debt are as follows:

     February 2005................................................. $   500,000
     October 2006..................................................  60,980,000
                                                                    -----------
                                                                     61,480,000
     Less unamortized discounts....................................   1,056,118
                                                                    -----------
                                                                    $60,423,882
                                                                    ===========

  Credit Agreement: On February 19, 1999, the Company entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). The Credit Agreement provides for a credit facility of up to $25 million, consisting of revolving loans of $5 million from each of the Lenders, and term loans of $5 million from each of the Lenders. The Credit Agreement bears interest at Imperial Bank's prime rate plus 200 basis points (10.50% at December 31, 1999) and expires in February 2005. The Credit Agreement requires the Company to maintain minimum deposits with Imperial Bank and to maintain certain financial covenants during the term of the agreement, which, among other things, prohibits the Company from paying dividends without the Lenders' consent. In addition, amounts available under the term loans will increase to $7.5 million per Lender after the Company has satisfied certain debt ratios.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 4: LONG-TERM DEBT (Continued)

  In connection with the Credit Agreement, the Company issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The values of the warrants issued in connection with the Credit Agreement were recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt.

NOTE 5: COMMITMENTS

  Lease commitments: The Company entered into two lease agreements for office space that commenced April 1, 1997, and September 1, 1997, and expire on March 31, 2002 and August 31, 2004, respectively. The agreements require the Company to pay a portion of operating costs and minimum monthly payments, which escalate annually, based on a stated schedule. Each agreement allows the Company to renew each lease for one consecutive period of five years.

  The Company has entered into capital lease agreements to finance the acquisition of certain Coinstar equipment, computer equipment, and automobiles. The Company retains title to such assets. These capital leases have terms of 36 months at imputed interest rates, that range from 9.5% to 10.64%. Assets under capital lease obligations aggregated $2,825,155 and $2,300,694, net of $903,476 and $1,122,119 of accumulated amortization, at December 31, 1999 and 1998, respectively.

  A summary of the Company's minimum lease obligations as of December 31, 1999, are as follows:

                                                            Capital  Operating
                                                            Leases     Leases
                                                           --------- ----------
2000...................................................... $ 743,634 $1,319,404
2001......................................................   552,766  1,349,440
2002......................................................   252,090  1,177,844
2003......................................................        --  1,122,723
2004......................................................        --    759,617
Thereafter................................................        --         --
                                                           --------- ----------
Total minimum lease commitments........................... 1,548,490 $5,729,028
                                                                     ==========
Less amounts representing interest........................   141,548
                                                           ---------
Present value of lease obligation......................... 1,406,942
Less current portion......................................   649,640
                                                           ---------
Long-term portion......................................... $ 757,302
                                                           =========

  Rental expense was $1,362,783, $1,365,148, and $889,506 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Service providers: As of December 31, 1999, the Company had outstanding service contracts with several service providers. These contracts generally cover a one- to two-year period and have cancellation clauses ranging from 30 to 60 days.

  Purchase commitments: The Company has entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases in the amount of $7,599,127 in 2000.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 5: COMMITMENTS (Continued)

  Concentration of suppliers: The Company currently buys a significant component of the Coinstar unit from a single supplier. Although there are a limited number of suppliers for the component, management believes that other suppliers could provide similar equipment, which would require certain modifications. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could materially adversely, affect future operating results.

  Letter of credit: As of December 31, 1999 the Company had available secured irrevocable letters of credit with three banks which totaled $6.6 million. These letters of credit, which expire through March 2000, are available to collateralize certain Company obligations to third parties. As of December 31, 1999, no amounts were outstanding under these letters of credit agreements.

NOTE 6: STOCKHOLDERS' EQUITY

  The Company has authorized 5,000,000 shares of its preferred stock ($.001 par value), none of which was outstanding at December 31, 1999 and 1998.

  On July 9, 1997, the Company completed its initial public offering of 3,000,000 shares of common stock at a purchase price of $10.50 per share for proceeds, net of issuance costs, of $28.4 million. As a result of the Company's initial public offering, 649,775 shares of Series A and 895,506 shares of Series B Preferred Stock outstanding were converted to common stock. Shares of Series A Preferred Stock were converted into shares of the Company's common stock on a one-for-one basis, and Series B shares were converted on a basis of 1.142857 shares of common stock for each share of preferred stock.

  In connection with various financing transactions, the Company issued warrants that entitled the holders to purchase shares of the Company's common stock and Series B, C, D, E-2, and E-3 Preferred Stock. All preferred stock warrants were converted to common stock warrants upon completion of the Company's initial public offering on a basis of 1.142857 common stock warrants for each Series B Preferred Stock warrant, and on a one-for-one basis for the Series C, D, E-2, and E-3 Preferred Stock warrants. Certain warrants, which were to expire upon the closing of the initial public offering, were exercised for 352,907 shares of common stock at an aggregate exercise price of $1.26 million.

  Certain warrants, which also were to expire upon the closing of the initial public offering, were exercised on a cashless basis resulting in the issuance of 1,035,715 shares of common stock. The warrants issued in connection with the sale of the Notes were exercised with cash payments or on a cashless basis, resulting in the issuance of an aggregate of 664,937 shares of common stock. The remaining warrants have expiration dates from June 28, 1998, to December 15, 2000, and have been recorded at amounts, which reflect management's best estimate of fair value on the date of issuance.

  On February 19, 1999, the Company issued warrants in connection with its credit agreement with Imperial Bank to purchase 102,652 shares of common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share.

  On March 3, 1999, the Company acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, the Company issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 6. STOCKHOLDERS' EQUITY

  A summary of the warrants outstanding for the three years in the period ended December 31, 1999, follows:

                                                       Series B             Series C
                               Common Stock        Preferred Stock       Preferred Stock
                          ----------------------- ------------------- ----------------------
                          Number of    Exercise   Number of  Exercise Number of    Exercise
                           Shares       Price      Shares     Price     Shares      Price
                          ---------  ------------ ---------  -------- ----------  ----------
OUTSTANDING, January 1,
 1997...................    665,000  $        .01   43,752    $4.00    1,327,061  $3.00-4.00
 Issued.................         --            --       --       --           --          --
 Exercised..............   (665,000)          .01  (43,752)    4.00   (1,277,830)  3.00-4.00
 Conversion to common
  stock warrants........  1,042,981    3.25-15.61       --       --     (49,231)        3.25
                          ---------  ------------ --------    -----   ----------  ----------
OUTSTANDING, December
 31, 1997 and 1998......  1,042,981    3.25-15.61       --       --           --          --
 Issued.................    127,652   12.18-15.63       --       --           --          --
 Exercised..............   (100,057)    3.25-4.00       --       --           --          --
 Forfeited..............    (42,924)    3.25-4.00
                          ---------  ------------ --------    -----   ----------  ----------
OUTSTANDING,
 December 31, 1999......  1,027,652  $11.40-15.63       --       --           --          --
                          =========               ========            ==========
                                 Series D             Series E-2           Series E-3
                             Preferred Stock       Preferred Stock       Preferred Stock
                          ----------------------- ------------------- ----------------------
                          Number of    Exercise   Number of  Exercise Number of    Exercise
                           Shares       Price      Shares     Price     Shares      Price
                          ---------  ------------ ---------  -------- ----------  ----------
OUTSTANDING, January 1,
 1997                       794,346     4.00-4.25  350,000    11.40      550,000       15.61
 Issued.................         --            --       --       --           --          --
 Exercised..............   (700,596)    4.00-4.25       --       --           --          --
 Conversion to common
  stock warrants........    (93,750)         4.00 (350,000)   11.40     (550,000)      15.61
                          ---------  ------------ --------    -----   ----------  ----------
OUTSTANDING, December 31
 1997, 1998, & 1999.....         --            --       --       --           --          --
                          =========               ========            ==========

  In November 1998, the Board of Directors approved the adoption of a Stockholder Rights Plan under which all stockholders receive rights to purchase shares of a new series of Preferred Stock. The rights are exercisable only if a person or group acquires 20 percent or more of the Company's common stock or announces a tender offer for 20 percent or more of the common stock. If a person acquires 20 percent or more of the Company's common stock, all rightsholders, except the purchaser, will be entitled to acquire the Company common stock at a 50 percent discount. The rights trade with the common stock, unless and until they are separated upon the occurrence of certain future events. The Board of Directors may terminate the Rights Plan at any time or redeem the rights prior to the time a person acquires more than 20 percent of Coinstar's common stock.

  In April 1999, the Company acquired certain assets consisting of Internet domain names, fixed assets, contracts, and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, the Company issued 25,000 shares of common stock.

  In June 1999, the Company completed a public offering of 4,000,000 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately $83.8 million, net of issuance costs. In July 1999,

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 the underwriters exercised their option to purchase additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately $9.8 million, net of issuance costs.

NOTE 7: INCOME TAXES

  The components of the Company's deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
Tax loss and credit carry forwards.................... $32,854,000  $24,236,000
Depreciation and amortization.........................  (5,410,000)  (3,614,000)
Subordinated debt discount amortization...............   7,312,000    7,124,000
Other.................................................     493,000      216,000
                                                       -----------  -----------
                                                        35,249,000   27,962,000
Valuation allowance................................... (35,249,000) (27,962,000)
                                                       -----------  -----------
                                                       $         0  $         0
                                                       ===========  ===========

  A valuation allowance in the full amount of the net deferred tax asset balance has been established as it is uncertain that the Company will be able to realize such tax assets in the future. At December 31, 1999, the Company had net operating loss and credit carry forwards in the amount of $96,629,000, which expire through 2019.

  The Company recorded deferred tax benefits of $7,287,000, $8,113,000, and $10,036,000, for each of the years ended December 31, 1999, 1998, and 1997. A valuation allowance in the amount of the deferred tax benefit was recorded each year.

NOTE 8: STOCK-BASED COMPENSATION PLANS

  In March 1997, the Company adopted the 1997 Equity Incentive Plan, under which options granted to employees generally vest over four years and expire after 10 years. The Company has also granted certain options under the 1997 Equity Incentive Plan that have accelerated vesting provisions that are based on specified performance goals being met. If these goals are met, the options vest immediately. If the goals are not met, the options vest after five years. All options with performance-accelerated vesting that were granted in 1998 were vested in 1998. The Equity Incentive Plan is an amendment and restatement of the Company's 1992 Stock Option Plan, as amended. The Company has reserved a total of 3,580,000 shares of common stock for issuance under the 1997 Equity Incentive Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $25.125 per share which represented management's best estimate of fair market value at the dates of grant. The Company did not recognize any compensation expense related to the options issued under the 1997 Equity Incentive Plan.

  In March 1997, the Company adopted the Non-Employee Directors' Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has reserved a total of 200,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan. Stock options have been granted to non-employee directors to purchase common stock at prices of $15.625 and $25.125 per share, which represents management's best estimate of fair market value at the date of grant.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 8: STOCK-BASED COMPENSATION PLANS (Continued)

  The price ranges of all options exercised were $0.25 to $1.50 in 1998, and $0.25 to $13.38 in 1999. At December 31, 1999, there were 3,244,997 shares of unissued common stock reserved for issuance of which 443,128 shares were available for future grants. Numbers of common and converted Series B Preferred options under the plans are as follows as of December 31:

                                1999                1998               1997
                         ------------------- ------------------- ------------------
                                    Weighted            Weighted           Weighted
                                    average             average            average
                                    exercise            exercise           exercise
                          Shares     price    Shares     price    Shares    price
                         ---------  -------- ---------  -------- --------  --------
Number of common shares
 under option:
 Outstanding, beginning
  of year............... 1,678,559   $ 7.08    978,502   $5.76    614,950   $0.52
 Granted................ 1,567,654    12.14  1,033,944    7.81    544,000    9.93
 Series B Preferred
  options converted to
  common stock options          --       --         --      --     39,998    3.50
 Exercised..............  (224,453)    3.61    (84,636)    .51   (199,078)   0.39
 Canceled or expired....  (219,891)    9.01   (249,251)   7.19    (21,368)   6.94
                         ---------           ---------           --------
Outstanding, end of
 year................... 2,801,869    10.03  1,678,559    7.08    978,502    5.76
                         =========           =========           ========
Exercisable, end of
 year...................   805,063   $ 8.13    464,811   $5.46    192,385   $3.52
                         =========           =========           ========
Number of Series B
 preferred shares
 under option:
 Outstanding, beginning
  of year...............        --       --         --      --     35,000   $4.00
 Converted to common
  stock options.........        --       --         --      --    (35,000)   4.00
                         ---------           ---------           --------
Outstanding, end of
 year...................        --                  --      --         --      --
                         =========           =========           ========
Exercisable, end of
 year...................        --       --         --      --         --      --
                         =========           =========           ========

  As a result of the Company's initial public offering, all Series B Preferred stock options converted to common stock options on a 1.142857 to one basis.

  The following table summarizes information about common stock options outstanding at December 31, 1999:

                                         Options Outstanding                        Options Exercisable
                         --------------------------------------------------- ----------------------------------
                         Number of options Weighted average                  Number of options
                          outstanding at      remaining     Weighted average  exercisable at   Weighted average
Exercise price           December 31, 1999 contractual life  exercise price  December 31, 1999  exercise price
--------------           ----------------- ---------------- ---------------- ----------------- ----------------
$ 0.25-3.50.............       149,667           6.03            $ 1.01           130,075           $ 1.04
 3.75-7.75..............       119,226           8.74              5.73            50,310             6.29
 8.00-8.00..............       542,421           8.11              8.00           275,433             8.00
 8.13-9.50..............       133,360           8.27              8.79            60,213             8.78
 9.51-9.98..............        25,000           9.84              9.81                 0                0
10.00-13.94.............     1,689,161           9.00             10.86           252,498            10.04
13.95-25.125............       143,034           9.47             22.11            36,534            22.53
                             ---------                                            -------
                             2,801,869                                            805,063
                             =========                                            =======

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 8: STOCK-BASED COMPENSATION PLANS (Continued)

  In March 1997, the Company adopted the Employee Stock Purchase Plan (the "ESPP") under Section 423(b) of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The Company has reserved a total of 400,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. As of December 31, 1999, payroll deductions totaling $1,411,478 on behalf of approximately 236 employees were collected for the purchase of shares. Actual shares purchased by participating employees as of December 31, 1999 totaled 176,032 at an average price of $8.65.

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option grants. The weighted average fair value of options granted during 1999, 1998, and 1997 were $8.04, $3.46 and $2.80, respectively. The fair value of each option granted during 1999, 1998, and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; 84% annualized stock volatility for 1999; 49% stock volatility for 1998 and 48% stock volatility for 1997; risk-free interest rates from 4.6% to 6.2%; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                  December 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Net loss:
 As reported........................ $(21,372,770) $(23,972,872) $(29,593,362)
 Pro forma..........................  (24,640,875)  (25,512,452)  (30,211,943)
Net loss per share, basic and
 diluted:
 As reported........................        (1.20)        (1.58)        (3.81)
 Pro forma..........................        (1.38)        (1.68)        (3.89)

  In January 1997, the Board of Directors approved an agreement for acceleration of exercise provisions for certain stock options granted to certain employees. Under the terms of the agreement, these employees are allowed to exercise unvested stock options. Any shares purchased by an employee relating to unvested stock options will be held in escrow until such options are vested. In addition, the Company has the right to repurchase such shares prior to the applicable date of vesting should the employees terminate their employment status. The agreement has not established a new measurement date for the affected stock options.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 9: LOSS PER SHARE

  The weighted average number of shares outstanding used to compute basic and diluted loss per share were 17,856,579, 15,150,463, and 7,761,425 for the years ended December 31, 1999, 1998, and 1997, respectively. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding.

  The following warrants, options and preferred stock were not included in the computation of diluted loss per share, as of December 31, because the effect was antidilutive:

                                  1999                    1998                   1997
                         ----------------------- ---------------------- ----------------------
                                     Exercise                Exercise               Exercise
                          Number       Price      Number      Price      Number      Price
                         --------- ------------- --------- ------------ --------- ------------
Stock warrants.......... 1,027,652 $ 11.40-15.63 1,042,981 $ 3.25-15.61 1,042,981 $ 4.00-15.61
Common stock options.... 2,801,869   0.25-25.125 1,678,559   0.25-13.94   978,502   0.25-13.94

NOTE 10: RETIREMENT PLAN

  In July 1995, the Company adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 (the "Plan") for all employees who satisfy the age and service requirements under the Plan. The Plan is funded by voluntary employee salary deferral of up to 15% of annual compensation and employer matching contributions of up to 6% of annual compensation. Effective October 1, 1998, the Company adopted an amendment to the Plan, whereby participating employees are 100% vested for the Company matched contributions. The Company contributed $139,560, $170,243 and $36,297 to the plan for the years ended December 31, 1999, 1998 and 1997.

NOTE 11: LEGAL PROCEEDINGS

  During 1999, The Company was involved in litigation concerning alleged patent infringements with CoinBank Automated Systems, Inc. On October 12, 1999, the Company settled the litigation. The settlement provided for the dismissal with prejudice of each party's respective claims. As part of the settlement, CoinBank granted the Company a worldwide, perpetual, non-exclusive license to certain CoinBank technology and a purchase option to purchase CoinBank Automated Systems, Inc. In consideration for the purchase option, CoinBank received $600,000 and 30,000 shares of the Company's common stock. The settlement ended the dispute over the patents-in-suit and included a release and covenant not to sue. At the expiration of the option, the Company decided not to buy CoinBank Automated Systems, Inc.

NOTE 12: TERMINATION OF SUPPLIER RELATIONSHIP

  Through April 1999, Scan Coin AB of Malmo, Sweden, was the Company's sole source provider of its coin counting device. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin claimed that the Company had breached the contract and made claims to certain of the Company's intellectual property. On May 5, 1999, Scan Coin terminated its agreement with the Company and reasserted the breach of contract claim and the claim to certain of the Company's intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Following is a presentation of selected financial data for each of the four quarters of 1999 and 1998:

                                                   Three Months Ended
                          --------------------------------------------------------------------------
                                                                 Dec.
                          Dec 31,  Sept. 30, June 30,  Mar 31,    31,    Sept. 30, June 30,  Mar 31,
                           1999      1999      1999     1999     1998      1998      1998     1998
                          -------  --------- --------  -------  -------  --------- --------  -------
                                          (In thousands, except per share data)
Statements of Operations
 Data:
Revenue.................  $21,960   $21,723  $18,258   $15,791  $14,802   $13,576  $10,472   $ 8,823
Expenses:
 Direct operating.......   10,938    10,783    9,176     7,939    7,458     7,141    6,142     5,823
 Regional sales and
  marketing.............    2,756     1,294    1,012     1,318    1,077       930      854       917
 Product research and
  development...........    1,441     2,035    1,155       940    1,138       867    1,329     1,410
 Selling, general and
  administrative........    4,135     3,877    3,628     3,381    3,579     3,531    3,726     3,276
 Depreciation and
  amortization..........    5,934     5,698    4,580     4,103    3,669     3,635    3,120     2,813
                          -------   -------  -------   -------  -------   -------  -------   -------
Loss from operations....  $(3,244)  $(1,964) $(1,293)  $(1,890) $(2,119)  $(2,528) $(4,699)  $(5,416)
 Other income (expense):
 Interest income........      918     1,151      118       163      206       273      386       501
 Interest expense.......   (2,381)   (3,089)  (2,993)   (2,851)  (2,827)   (2,758)  (2,660)   (2,571)
 Other income
  (expense).............     (831)       --       19        44       78        59       63        39
                          -------   -------  -------   -------  -------   -------  -------   -------
Net loss before
 extraordinary item.....  $(5,538)  $(3,902) $(4,149)  $(4,534) $(4,662)  $(4,954) $(6,910)  $(7,447)
                          =======   =======  =======   =======  =======   =======  =======   =======
Extraordinary loss
 related to early
 retirement of debt.....   (2,506)     (744)      --        --       --        --       --        --
                          -------   -------  -------   -------  -------   -------  -------   -------
Net loss................  $(8,044)  $(4,646) $(4,149)  $(4,534) $(4,662)  $(4,954) $(6,910)  $(7,447)
                          =======   =======  =======   =======  =======   =======  =======   =======
Loss per share, basic
 and diluted............  $ (0.40)  $ (0.23) $ (0.26)  $ (0.30) $ (0.31)  $ (0.33) $ (0.46)  $ (0.49)
                          =======   =======  =======   =======  =======   =======  =======   =======
Weighted average shares
 outstanding, basic and
 diluted................   20,123    20,016   15,852    15,358   15,216    15,187   15,116    15,080
                          =======   =======  =======   =======  =======   =======  =======   =======

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

  The Company's chief operating decision maker bases decisions on allocations of resources using readily available information. As of December 31, 1999, such information consisted of the Company's consolidated information. The Company will continue to evaluate its operating and reportable segments based upon information available to and used by the chief operating decision maker.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTE 15: SUBSEQUENT EVENT

  On February 10, 2000, Meals.com, Inc., the Company's e-services subsidiary, sold equity to an outside investor group for $5.5 million, which represented approximately an 11% interest. As part of the financing, Coinstar, Inc. invested $10.0 million of cash in exchange for preferred stock and provided a $15.6 million credit facility. To date, the Company has expended $5.6 million on behalf of Meals.com, Inc. These expenditures served as the initial draw, bringing the credit facility's available balance to $10.0 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  On March 16 and on March 24, 2000, Meals.com, Inc. granted options to buy shares of its common stock to its employees and employees of Coinstar, Inc. Such options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. Unearned compensation has been recorded for the options issued to certain Coinstar, Inc. employees based on the requirements outlined in SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Bulletin No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, for options issued to non-employees.

                                 EXHIBIT INDEX

 Exhibit Number                     Description of Document
 --------------                     -----------------------
     3.1(1)     Amended and Restated Certificate of Incorporation of the
                Registrant in effect after the closing of the initial public offering.
     3.2(1)     Amended and Restated Bylaws of the Registrant.
     4.1        Reference is made to Exhibits 3.1 through 3.2.
     4.2(1)     Specimen Stock Certificate.
     4.3(1)     Second Amended and Restated Investor Rights Agreement, dated
                August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
     4.4(1)     Indenture between Registrant and The Bank of New York dated
                October 1, 1996.
     4.5(1)     Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
     4.6(1)     Notes Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.7(1)     Warrant Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.8(1)     Specimen 13% Senior Discount Note Due 2006.
     4.9(3)     Rights Agreement dated as of November 12, 1998 between
                Registrant and American Securities Transfer and Trust, Inc.
     4.10(3)    Registrant's Certificate of Designation of Series A Preferred
                Stock. Reference is made to Exhibit A of Exhibit 4.9.
     4.11(3)    Form of Rights Certificate. Reference is made to Exhibit B of
                Exhibit 4.9.
     4.12(4)    Credit Agreement, dated February 19, 1999, between Coinstar,
                Inc. and Imperial Bank, for itself and as agent for Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.13(4)    Form of Warrant, dated February 19, 1999, issued to Imperial
                Bank.
     4.14(4)    Form of Warrant, dated February 19, 1999, issued to Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.15(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Imperial Bank.
     4.16(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Bank Austria Creditanstalt Corporate
                Finance, Inc.
     4.17(5)    Senior secured note dated February 10, 2000, executed by
                Meals.com, Inc. on behalf of Coinstar, Inc.
    10.1(1)     Registrant's 1997 Equity Incentive Plan.
    10.2(1)     Registrant's 1997 Employee Stock Purchase Plan.
    10.3(1)     Registrant's 1997 Non-Employee Directors' Stock Option Plan.
    10.4(1)     Form of Indemnity Agreement between the Registrant and its executive officers and directors.
    10.5(1)     Series E Preferred Stock and Warrant Purchase Agreement between
                Registrant and Acorn Ventures, Inc. dated August 27, 1996.
    10.6(1)     Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
    10.7(1)     Sublease between Registrant and Maruyama U.S., Inc. dated
                January 15, 1997.
    10.8(1)     Lease agreement between Registrant and Spieker Properties, L.P.
                dated January 29, 1997.
    10.9(2)     Manufacturing Agreement between Registrant and SeaMed
                Corporation dated May 14, 1998.
    10.10(1)    Purchase Agreement between Registrant and Smith Barney Inc.
                dated October 22, 1996.
    12.1        Ratio of Earnings to Fixed Charges.
    21.1(6)     Subsidiaries.
    23.1        Consent of Deloitte & Touche LLP.
    27.1        Financial Data Schedule.

---------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's current Report on Form 8-K (File Number 000-22555) filed by Coinstar on March 3, 1999.

(5) Incorporated by reference to the Current Report on Form 8-K (File Number 000-22555) filed by Coinstar on February 18, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.