Form 10-Q
period 2000-03-31
COINSTAR INC
filed 2000-05-11
CIK 941604

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

                  For Three Month Period Ended March 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                       Commission File Number: 000-22555

                               ----------------

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                               ----------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 30, 2000
     Common Stock, $0.001 par value                       20,224,011

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index

 PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 2000
          (unaudited) and December 31, 1999..........................   Page 3

          Consolidated Statements of Operations for the three month
          periods ended March 31, 2000 and 1999 (unaudited)..........   Page 4

          Consolidated Statement of Stockholders' Equity for the
          three month period ended March 31, 2000 (unaudited)........   Page 5

          Consolidated Statements of Cash Flows for the three month
          periods ended March 31, 2000 and 1999 (unaudited)..........   Page 6

          Notes to Consolidated Financial Statements for the three
          month periods ended March 31, 2000 and 1999 (unaudited)....   Page 7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   Page 8

  Item 3. Quantitative and Qualitative Disclosures About Market
          Risk.......................................................   Page 22

 PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...........................   Page 23

 SIGNATURES...........................................................  Page 25

 EXHIBIT INDEX........................................................  Page 26

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                         2000          1999
                                                     ------------  ------------
                                                     (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................... $ 81,884,555  $ 78,736,908
  Short-term investments available for sale.........    1,034,495     9,294,825
  Prepaid expenses and other current assets.........    3,680,792     2,337,456
                                                     ------------  ------------
    Total current assets............................   86,599,842    90,369,189
PROPERTY AND EQUIPMENT:
  Coinstar units....................................  107,323,003   102,669,587
  Computers.........................................    4,857,132     4,481,264
  Office furniture and equipment....................    1,352,043     1,241,198
  Leased vehicles...................................    3,120,374     2,825,155
  Leasehold improvements............................      437,593       437,593
  Coinstar components...............................       65,882        94,473
                                                     ------------  ------------
                                                      117,156,027   111,749,270
  Accumulated depreciation..........................  (49,225,646)  (43,649,321)
                                                     ------------  ------------
                                                       67,930,381    68,099,949
OTHER ASSETS........................................    4,515,530     4,911,337
                                                     ------------  ------------
TOTAL............................................... $159,045,753  $163,380,475
                                                     ============  ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable............................... $   3,835,421  $   4,866,539
  Accrued liabilities............................    36,040,153     41,417,592
  Current portion of long-term debt and capital
   lease obligations.............................       695,271        649,640
                                                  -------------  -------------
    Total current liabilities....................    40,570,845     46,933,771
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....    61,265,157     61,181,184
                                                  -------------  -------------
    Total liabilities............................   101,836,002    108,114,955
COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST................................     1,167,721            --
STOCKHOLDERS' EQUITY:
  Common stock...................................   158,369,919    157,737,504
  Preferred stock................................     3,898,301            --
  Contributed capital for warrants and stock
   options.......................................     1,497,439      1,316,128
  Accumulated other comprehensive income (loss)..         1,121         (1,304)
  Accumulated deficit............................  (107,724,750)  (103,786,808)
                                                  -------------  -------------
  Total stockholders' equity.....................    56,042,030     55,265,520
                                                  -------------  -------------
TOTAL............................................ $ 159,045,753  $ 163,380,475
                                                  =============  =============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Month Periods
                                                         Ended March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
REVENUE............................................. $21,037,493  $15,791,424

EXPENSES:
 Direct operating...................................  10,421,840    7,938,563
 Regional sales and marketing.......................     492,611    1,318,144
 Product research and development...................   1,732,047      939,915
 Selling, general and administrative................   5,056,543    3,380,651
 Depreciation and amortization......................   6,166,226    4,102,747
                                                     -----------  -----------
 Loss from operations...............................  (2,831,774)  (1,888,596)

OTHER INCOME (EXPENSE):
 Interest income....................................     557,272      162,636
 Interest expense...................................  (1,979,831)  (2,850,614)
 Other income.......................................      63,724       42,119
                                                     -----------  -----------
 Net loss before minority interest..................  (4,190,609)  (4,534,455)
 Minority interest..................................     252,667          --
                                                     -----------  -----------
NET LOSS............................................ $(3,937,942) $(4,534,455)
                                                     ===========  ===========

Net loss per share, basic and diluted............... $     (0.20) $     (0.30)
Weighted average shares outstanding, basic and
 diluted............................................  20,193,291   15,357,980


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                For the Three Month Period Ended March 31, 2000
                                  (Unaudited)

                                                    Preferred Stock                 Accu.
                               Common Stock       Series A Convertible Contributed  Other
                          ----------------------- -------------------- Capital for  Comp.    Accumulated
                            Shares      Amount     Shares     Amount    warrants   Income      Deficit         Total
                          ---------- ------------ --------- ---------- ----------- -------  --------------  -----------
BALANCE, January 1,
 2000...................  20,141,207 $157,737,504       --  $      --  $1,316,128  $(1,304) $ (103,786,808) $55,265,520
Issuance of shares under
 employee stock purchase
 plan...................      42,914      426,308                                                               426,308
Exercise of stock
 options................      36,505      206,107                                                               206,107
Issuance of shares -
 Meals.com, Inc. .......                          5,500,000  3,898,301                                        3,898,301
Contributed capital for
 warrants ..............                                                  181,311                               181,311
Comprehensive income
 Other comprehensive
  income
 Unrealized loss on
  short-term investments
  available for sale....                                                            (3,654)                      (3,654)
 Unrealized gain on
  foreign currency
  translation...........                                                             6,079                        6,079
                                                                                                            -----------
 Other comprehensive
  income................                                                                                          2,425
                                                                                                            -----------
Net loss................                                                                        (3,937,942)  (3,937,942)
                                                                                                            -----------
Comprehensive income....                                                                                     (3,935,517)
                          ---------- ------------ --------- ---------- ----------  -------  --------------  -----------
BALANCE, March 31,
 2000...................  20,220,626 $158,369,919 5,500,000 $3,898,301 $1,497,439  $ 1,121  $(107,724, 750) $56,042,030
                          ========== ============ ========= ========== ==========  =======  ==============  ===========


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        For the Three Month
                                                      Periods Ended March 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
OPERATING ACTIVITIES:
Net loss............................................. $(3,937,942) $(4,534,455)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
  Depreciation and amortization......................   6,166,226    4,102,747
  Minority interest..................................    (252,667)         --
  Debt discount amortization.........................      46,661    2,765,950
  Unrealized loss on short-term investments available
   for sale..........................................      (3,654)      (5,298)
  Unrealized gain on foreign currency translation....       6,079         (916)
Cash provided (used) by changes in operating assets
 and liabilities:
  Investment interest receivable.....................      83,960       79,528
  Prepaid expenses and other current assets..........  (1,343,136)    (500,466)
  Other assets.......................................     178,740      (85,664)
  Accounts payable...................................  (1,033,878)     889,378
  Accrued liabilities................................  (5,360,402)     721,960
                                                      -----------  -----------
  Net cash provided (used) by operating activities...  (5,450,013)   3,432,764

INVESTING ACTIVITIES:
  Sale of short-term investments.....................   8,176,369    2,004,140
  Purchase of fixed assets...........................  (5,268,024)  (4,986,790)
  Other..............................................    (263,809)        (923)
                                                      -----------  -----------
  Net cash provided (used) by investing activities...   2,644,536   (2,983,573)

FINANCING ACTIVITIES:
  Principal payments on long-term debt...............    (179,291)    (467,257)
  Proceeds from sale of preferred stock, including
   minority interest.................................   5,255,562          --
  Proceeds from sale of common stock warrants,
   including minority interest.......................     244,438          --
  Financing costs associated with long-term credit
   facility..........................................         --      (419,133)
  Proceeds from exercise of stock options and
   issuance of shares under employee stock purchase
   plan..............................................     632,415      614,214
                                                      -----------  -----------
  Net cash provided (used) by financing activities...   5,953,124     (272,176)
                                                      -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS................   3,147,647      177,017

CASH AND CASH EQUIVALENTS:
  Beginning of period................................  78,736,908   37,688,205
                                                      -----------  -----------
  End of period...................................... $81,884,555  $37,865,222
                                                      ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest........... $ 3,999,277  $   109,731

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease
   obligation........................................     302,148      308,235
  Cashless exercise of warrants......................         --       137,156
  Purchase of assets with warrants...................         --       169,167
  Issuance of warrants under revolving credit
   facility..........................................         --       723,211

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Three-Month Periods Ended March 31, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The unaudited consolidated financial statements of Coinstar, Inc. and its subsidiaries (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented.

  These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999, filed with the SEC. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

  Principles of Consolidation: The financial statements include the accounts of Coinstar, Inc. and its subsidiaries. All inter-company transactions have been eliminated upon consolidation.

  Loss Per Share: Because the results from operations reflect a net loss for both quarters presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding. Warrants of 1,027,652 and options of 2,606,919 have been excluded from the calculation because they are antidilutive.

NOTE 2: TERMINATION OF SUPPLIER RELATIONSHIP

  Through April 1999, Scan Coin AB of Malmo, Sweden was the Company's sole source provider of its coin-counting device. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin claimed that the Company had breached the contract and made claims to certain of the Company's intellectual property. On May 5, 1999, Scan Coin terminated its agreement with the Company and reasserted the breach of contract claim and the claim to certain of the Company's intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence.

NOTE 3: FUNDING OF SUBSIDIARY AND ISSUANCE OF OPTIONS

  On February 10, 2000, Meals.com, Inc., the Company's e-services subsidiary, sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, Coinstar, Inc. invested $10.0 million of cash in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com, Inc. stockholders. Also in connection with the Meals.com, Inc. financing, Coinstar, Inc. provided a $15.6 million credit facility. At March 31, 2000, the credit facility's available balance was $10.0 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  On March 24, 2000, Meals.com, Inc. granted options to buy shares of its common stock to its employees and non-employee directors of Coinstar, Inc. Such options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. Meals.com, Inc. has recorded unearned compensation for the options issued to certain Coinstar, Inc. employees and non-employee directors based on the requirements outlined in SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Bulletin No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As required by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which was issued in March 2000, the unearned compensation has been eliminated in the consolidated financial statements.

NOTE 4: BUSINESS SEGMENT INFORMATION

  Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

  The Company is organized into three reportable business segments which are the United States core business, the International business and the E-services business. Information about these three segments has been disclosed in the table below.

                                                    Three Months   Three Months
                                                       Ended          Ended
                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
                                                          (In thousands)
   Revenue:
     United States core business..................    $ 20,925       $15,776
     International business.......................          98            15
     E-services business..........................          14           --
                                                      --------       -------
       Total revenues.............................      21,037        15,791
                                                      ========       =======
   Net loss:
     United States core business..................      (1,644)       (4,088)
     International business.......................        (250)         (322)
     E-services business..........................      (2,044)         (124)
                                                      --------       -------
       Total net loss.............................      (3,938)       (4,534)
                                                      ========       =======
   Total assets:
     United States core business..................     159,575        99,573
     International business.......................         734            95
     E-services business..........................      18,018           --
     Intercompany eliminations....................     (19,281)         (383)
                                                      --------       -------
       Total assets...............................    $159,046       $99,285
                                                      ========       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion in this Form 10-Q contains forward-looking statements regarding us, our business, prospects and results of operations that involve risks and uncertainties. Our actual business, prospects and results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the caption "Risk Factors" herein and in our Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

  We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar(R) coin-counting units located in supermarket chains in 41 states across the United States. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will be affected by other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. Based on our limited operating history, we believe that seasonality affects coin processing volumes because on a relative basis, coin processing volumes have been lower in the months of January, February, September, and October. This trend mirrors the seasonality patterns of our supermarket partners.

  We formed a wholly owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. Coinstar International is piloting 28 Coinstar units in Canada to determine the viability of the Canadian market for our services and is piloting 19 Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in certain European countries.

  We also formed a wholly owned subsidiary, Meals.com, Inc., in December 1998 to explore the development and deployment of e-services technology, including the in-store Shopper(TM) kiosk. On February 10, 2000, Meals.com, Inc. sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million of cash in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com, Inc. stockholders. Also in connection with the Meals.com, Inc. financing, we provided a $15.6 million credit facility. At March 31, 2000, the credit facility's available balance was $10.0 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

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

  Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $107.7 million as of March 31, 2000. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

  The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
     Revenue............................................     100.0 %    100.0 %
       Expenses:
       Direct operating.................................      49.5        50.3
       Regional sales and marketing.....................       2.3         8.3
       Product research and development.................       8.2         6.0
       Selling, general, and administrative.............      24.0        21.4
       Depreciation and amortization....................      29.3        26.0
                                                         ---------   ---------
     Loss from operations...............................    (13.50)%     (12.0)%
                                                         =========   =========

Three Months Ended March 31, 2000 and 1999

 Revenue

  Revenue increased by 33% to $21.0 million for the quarter ended March 31, 2000 from $15.8 million in the comparable 1999 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2000 period. The installed base of Coinstar units increased to 7,392 as of March 31, 2000 from 5,241 units as of March 31, 1999.

 Direct Operating Expenses

  Direct operating expenses increased to $10.4 million for the quarter ended March 31, 2000 from $7.9 million in the comparable 1999 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing with our partners as a result of a 33% increase in revenue compared to the first quarter of 1999 and (2) an increase in field service personnel and direct support expenses associated with our growth and expansion into 21 new regional markets. Direct operating expenses as a percentage of revenue decreased slightly to 49.5% in the quarter ended March 31, 2000 from 50.3% in the comparable 1999 period. The decrease in direct operating expenses as a percentage of revenue was the result of (1) the realization of coin pick-up and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

 Regional Sales and Marketing

  Regional sales and marketing expenses decreased to $493,000 for the quarter ended March 31, 2000 from $1.3 million in the comparable 1999 period. The decrease in regional marketing expense was the result of decreased advertising in selected markets. Regional sales and marketing as a percentage of revenue decreased to 2.3% in the quarter ended March 31, 2000 from 8.3% in the comparable 1999 period. The decrease in regional sales and marketing as a percentage of revenue was the result of (1) increasing volumes processed by the network and (2) lower advertising costs. We anticipate increasing marketing expenses over the remaining quarters of the year as a result of increased marketing initiatives.

 Product Research and Development

  Product research and development expenses increased to $1.7 million for the quarter ended March 31, 2000 from $940,000 in the comparable 1999 period. The increase in product research and development costs was primarily due to investments made in e-services initiatives. Product research and development as a percentage of revenue increased to 8.2% in the quarter ended March 31, 2000 from 6.0% in the comparable 1999 period.

 Selling, General and Administrative

  Selling, general and administrative expense increased to $5.1 million for the quarter ended March 31, 2000 from $3.4 million in the comparable 1999 period. Selling, general and administrative as a percentage of revenue increased to 24.0% in the quarter ended March 31, 2000 from 21.4% in the comparable 1999 period. The increase in selling, general, and administrative as a percentage of revenue was the result of (1) increasing volumes processed by the network combined with (2) the investments in Meals.com, Inc. marketing and staffing.

 Depreciation and Amortization

  Depreciation and amortization expense increased to $6.2 million for the quarter ended March 31, 2000 from $4.1 million in the comparable 1999 period. The increase was primarily due to the increase in the installed base of Coinstar units and amortization of software development during the period. Depreciation and amortization as a percentage of revenue increased to 29.3% in the quarter ended March 31, 2000 from 26.0% in the comparable 1999 period. The increase in depreciation and amortization as a percentage of revenue was the result of the increase in installed units over the periods and the amortization of software development costs related to our Meals.com, Inc. subsidiary.

 Other Income and Expense

  We generated other income of $64,000 for the quarter ended March 31, 2000 primarily due to the subleasing of excess office space.

  Interest income increased to $557,000 for the quarter ended March 31, 2000 from $163,000 in the comparable 1999 period. The increase in interest income is attributed to an increase in invested cash balances during the period resulting from a follow-on stock offering completed in June 1999.

  Interest expense decreased to $2.0 million for the quarter ended March 31, 2000 from $2.9 million in the comparable 1999 period. The decrease was primarily due to the reduced accretion of the Senior Subordinated Discount Notes due 2006 since $34 million was repaid during 1999 using proceeds from the follow-on stock offering.

 Net Loss

  Net loss decreased to $3.9 million for the quarter ended March 31, 2000 from $4.5 million in the comparable 1999 period. The decrease in the net loss was primarily due to an increase in our direct contribution (i.e., revenue minus direct operating expenses) combined with a reduction in the rate of growth of expenses. As a result, the reduction in net loss reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

Liquidity and Capital Resources

  As of March 31, 2000, we had cash and cash equivalents of $81.9 million, short-term investments of $1.0 million and working capital of $46.0 million. Cash and cash equivalents include $29.7 million of funds in transit, which represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash used by operating activities was $5.5 million for the three months ended March 31, 2000, compared to net cash provided by operating activities of $3.4 million for 1999. The increase in cash used by operating activities quarter over quarter was primarily the result of an $8.0 million decrease in accounts payable and accrued liabilities and a $2.1 million increase in depreciation and amortization offset slightly by a $2.7 million reduction in debt discount amortization.

  Net cash provided by investing activities for the three months ended March 31, 2000 was $2.6 million compared to $3.0 million used in 1999. Capital expenditures during the three months ended March 31, 2000 were $5.3 million and in 1999 were $5.0 million. Capital expenditures increased primarily due to the increased purchases of Coinstar units. Net cash provided by financing activities for the three months ended March 31, 2000 was $6.0 million, which primarily was the result of (1) proceeds from the sale of preferred stock and
(2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) payments on long-term debt. Net cash used by financing activities for 1999 was $272,000, which was the result of the proceeds of the exercise of employee stock options and stock purchases, offset by the repayment of long-term debt, and financing costs associated with the long-term credit facility.

  With respect to financing activities, we completed a public offering of 4,000,000 shares of common stock in June 1999 at a purchase price of $22.375 per share for proceeds, net of issuance costs, of approximately $83.8 million. The net proceeds received have been and will continue to be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements, for working capital and general corporate purposes. In July 1999, the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.8 million.

  As of March 31, 2000, we had available secured irrevocable letters of credit with three banks that totaled $6.6 million. These letters of credit, which expire through June 30, 2000, are available to collateralize certain obligations to third parties. As of March 31, 2000, no amounts were outstanding under these letters of credit agreements.

  As of March 31, 2000, we had outstanding $61.0 million of our senior notes. We paid our first cash interest payment of $4.0 million on March 31, 2000. We will have debt service obligations of over $7.9 million per year until October 2006 when the principal amount of $61.0 million will be due. The Indenture governing the notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

  On February 10, 2000, Meals.com, Inc. sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million of cash in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com, Inc. stockholders. Also in connection with the Meals.com, Inc. financing, we provided a $15.6 million credit facility.

At March 31, 2000, the credit facility's available balance was $10.0 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  We believe existing cash equivalents, short-term investments, and our $25.0 million credit agreement will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months for the continued expansion of the domestic Coinstar network at the recent installation rate, to continue to fund the pilot deployment of Coinstar units internationally, and to fund the development and marketing of new products and enhancements. After that time, the extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the success of our marketing initiatives, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements.

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

                                                               Three-month periods ended
                                        ------------------------------------------------------------------------------
                                        Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,
                                          2000      1999      1999      1999      1999      1998      1998      1998
                                        --------  --------  --------  --------  --------  --------  --------  --------
                                                      (Dollars in thousands except per unit data)
Consolidated Statements of Operations Data
Revenue...............................  $ 21,037  $ 21,959  $ 21,723  $ 18,258  $ 15,791  $ 14,802  $ 13,576  $ 10,472
Expenses:
 Direct operating.....................    10,422    10,938    10,783     9,176     7,939     7,458     7,141     6,142
 Regional sales and marketing.........       493     2,756     1,294     1,012     1,318     1,077       930       854
 Product research and development.....     1,732     1,441     2,035     1,155       940     1,138       867     1,329
 Selling, general and administrative..     5,056     4,135     3,877     3,628     3,381     3,579     3,531     3,726
 Depreciation and amortization........     6,166     5,934     5,698     4,580     4,103     3,669     3,635     3,120
                                        --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations..................  $ (2,832) $ (3,245) $ (1,964) $ (1,293) $ (1,890) $ (2,119) $ (2,528) $ (4,699)
                                        ========  ========  ========  ========  ========  ========  ========  ========

Other Data: United States Core Business
Number of new Coinstar units installed
 during the period....................       423       488       668       540       416       375       406       498
Installed base of Coinstar units at
 end of period........................     7,345     6,922     6,434     5,766     5,226     4,810     4,435     4,029
Average age of network for the period
 (months).............................      22.9      21.4      20.3      19.8      19.0      17.6      15.9      14.8
Number of designated marketing areas
 (DMA's)..............................        83        83        80        72        62        57        56        48
Dollar value of coins processed.......  $235,125  $245,315  $243,213  $204,629  $177,258  $187,241  $180,893  $139,625
Revenue...............................    20,926    21,833    21,646    18,212    15,776    14,792    13,567    10,472
Annualized revenue per average
 installed unit(1)....................    11,740    13,052    14,158    13,350    12,717    12,936    12,704    11,052
Direct contribution(2)................    10,646    11,363    11,469     9,312     7,887     7,334     6,426     4,330
Direct contribution margin............      50.9%     52.1%     53.0%     51.1%     50.0%     49.6%     47.4%     41.4%
Annualized direct contribution per
 average installed unit(1)(2).........  $  5,973  $  6,793  $  7,501  $  6,826  $  6,357  $  6,414  $  6,017  $  4,570
EBITDA(3).............................     5,334     4,046     4,883     4,116     2,596     1,910     1,213    (1,339)

Other Data: International business
Revenue...............................        98        88        73        46        15        11         9       --
Total operating expenses..............       331       382       283       496       335       369       116       241

Other Data: E-Services business
Revenue...............................        14        39         5       --        --        --        --        --
Total operating expenses..............     1,841     1,159     1,010       469       122       --        --        --

--------
(1) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

(2) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or as an alternative to gross margin, income (loss) from operations, net income
     (loss), or any other measure of performance under GAAP.

(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA, as defined, does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We, however, believe that EBITDA, as defined, provides useful information regarding our ability to service and/or incur indebtedness.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is continuing to evaluate the potential impacts of the standard, as amended, we believe the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

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

  We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception in 1991. Our net loss was $29.6 million for 1997, $24.0 million for 1998, and $21.4 million for 1999. As of March 31, 2000, we had an accumulated deficit of $107.7 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters and depreciation and amortization. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements, including the development and deployment of our electronic commerce technology, including Meals.com and the in-store Shopper kiosk.

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

  .  the level of product and price competition,

  . the processing fee we charge consumers to use our service, which we increased to 8.9% in December 1998 and which may change again in the future,

  . the amount of our processing fee that we share with our retail partners,

  .  our success in expanding our network and managing our growth,

  . our ability to develop and market product enhancements and new products, such as those being developed by Meals.com, Inc.,

  . our ability to enter into and penetrate new international markets, such as the United Kingdom, Canada, the European Union and other selected foreign markets,

  . the timing of product enhancements, activities of and acquisitions by competitors,

  .  the ability to hire additional employees, and

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

  We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in two supermarket chains, The Kroger Co. and Safeway, Inc., accounted for approximately 32% and 11%, respectively, of our revenue in 1999. (In May 1999, Kroger and Fred Meyer merged to become The Kroger Co.). In the quarter ended March 31, 2000, these two chains accounted for approximately 29% and 12%, respectively, of our revenue. The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors. Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. Based on our limited operating history, we believe that coin processing volumes are affected by seasonality; in particular, we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality patterns of our supermarket partners. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to a variety of factors, including success in the timely deployment of a substantial number of additional Coinstar units, consumer awareness and demand for our coin processing services, our limited operating history, and the lack of comparable companies engaged in the coin processing business.

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

  We have substantial indebtedness. As of March 31, 2000, we had outstanding indebtedness of $62.0 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We paid our first semi-annual cash interest payment on the senior notes on March 31, 2000. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether or when we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes may be materially limited or impaired. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

   Our market is increasingly competitive. We are the first company to provide a national network of self-service coin processing machines that provide a fun, convenient, accurate and reliable means for consumers to convert loose coins into cash. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. We may also compete with supermarket retailers that decide to purchase and service their own coin-counting equipment. We believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

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

  The success of our potential new services and products is uncertain. We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services such as through value-added services and promotions. Two examples are Meals.com and the in-store Shopper kiosk. The products and services offered by Meals.com are relatively untested, and we cannot assure you that we will achieve market acceptance for any such products and services. In addition, the in-store Shopper kiosk is in early trials. Moreover, these and other new products and services may be subject to significant competition with offerings by potential Internet competitors in addition to companies that compete in our coin processing business. Many of these potential Internet competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  In addition, we obtain some key hardware components used in the Coinstar units from sole-source suppliers. We cannot be certain that we will be able to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have nine United States patents and one International patent relevant to aspects of self-service coin processing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  We are subject to the risk of fluctuating interest rates in the normal course of business. Our major market risk relates to short-term investments, which have a floating rate of interest. These investments are financed through fixed rate debt. The relationship between fixed and floating rates debt varies depending on market conditions. We do not enter into speculative derivative transactions or leveraged swap agreements.

  The table below presents principal (or notional) amounts and related weighted average interest rates outstanding at each of the respective balance sheet dates. All items described in the table are non-trading and are stated in U.S. dollars.

                         Period Ended          Year Ended December 31,
In Thousands              March 31,   ----------------------------------------------
Interest Rate Risk           2000      2000     2001     2002     2003    Thereafter
------------------       ------------ -------  -------  -------  -------  ----------
Assets
  Short-term
   investments..........   $   986        --       --       --       --        --
  Average interest
   rate.................      5.56%       --       --       --       --        --
Liabilities
  Capital lease
   obligations..........   $ 1,489    $   961  $   353  $     7      --        --
  Average interest
   rate.................     10.13%     10.10%   10.02%   10.41%     --        --
  Fixed long-term debt..   $60,980    $60,980  $60,980  $60,980  $60,980   $60,980
  Average interest
   rate.................      13.0%      13.0%    13.0%    13.0%    13.0%     13.0%
  Variable senior
   revolving debt.......   $   500    $   500  $   500  $   500  $   500   $   500
  Average interest
   rate(*)..............      11.0%      11.0%    11.0%    11.0%    11.0%     11.0%

--------
* Interest rate represents Imperial Bank's prime rate plus 200 basis points (11.0% at March 31,2000).

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant in
         effect after the closing of the initial public offering.

 3.2(1)  Amended and Restated Bylaws of the Registrant.

 4.1     Reference is made to Exhibits 3.1 and 3.2.

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

 4.16(4) Registration Rights Agreement dated February 19, 1999, between
         Coinstar, Inc. and Bank Austria Creditanstalt Corporate Finance, Inc.

 4.17(5) June 7, 1999 amendment to Credit Agreement, dated February 19, 1999.

 4.18(5) June 14, 1999 limited waiver to Credit Agreement dated February 19,
         1999.

 4.19(6) Second Amendment to Credit Agreement, Consent and Limited Waiver dated
         September 21, 1999.

 4.20(8) Senior Secured Note dated February 10, 2000, executed by Meals.com,
         Inc. on behalf of Coinstar, Inc.

 10.1(7) Registrant's Amended and Restated 1997 Equity Incentive Plan.

 10.2(7) Registrant's Amended and Restated 1997 Employee Stock Purchase Plan.

 10.3(7) Registrant's Amended and Restated 1997 Non-Employee Directors' Stock
         Option Plan.

 10.4(1) Form of Indemnity Agreement between the Registrant and its executive officers and directors.


 Exhibit
  Number                         Description of Document
 -------                         -----------------------
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

 10.7(1)  Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
          1997.

 10.8(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated
          January 29, 1997.

 10.9(2) Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

 10.10(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
          October 22, 1996.

 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's Report on Form 8-K filed by the Registrant on March 3, 1999.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Incorporated by reference to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by Coinstar, Inc. on February 18, 2000.

  (b) Reports on Form 8-K:

  The Company filed a current report on Form 8-K on February 18, 2000.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Coinstar, Inc.
                                          (registrant)

                                                  /s/ Diane L. Renihan
                                          By: _________________________________
                                                      Diane L. Renihan
                                              Controller and Chief Accounting
                                                          Officer
                                                        May 11, 2000

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant in
         effect after the closing of the initial public offering.

 3.2(1)  Amended and Restated Bylaws of the Registrant.

 4.1     Reference is made to Exhibits 3.1 and 3.2.

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

 4.16(4) Registration Rights Agreement dated February 19, 1999, between
         Coinstar, Inc. and Bank Austria Creditanstalt Corporate Finance, Inc.

 4.17(5) June 7, 1999 amendment to Credit Agreement, dated February 19, 1999.

 4.18(5) June 14, 1999 limited waiver to Credit Agreement dated February 19,
         1999.

 4.19(6) Second Amendment to Credit Agreement, Consent and Limited Waiver dated
         September 21, 1999.

 4.20(8) Senior Secured Note dated February 10, 2000, executed by Meals.com,
         Inc. on behalf of Coinstar, Inc.

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

 10.5(1) Series E Preferred Stock and Warrant Purchase Agreement between
         Registrant and Acorn Ventures, Inc., dated August 27, 1996.

 10.6(1) Office Building Lease between Registrant and Factoria Heights dated
         June 1, 1994, as amended on January 24, 1997.


 Exhibit
  Number                         Description of Document
 -------                         -----------------------
 10.7(1)  Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
          1997.

 10.8(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated
          January 29, 1997.

 10.9(2) Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

 10.10(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
          October 22, 1996.

 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-2 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's Report on Form 8-K filed by the Registrant on March 3, 1999.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10Q for the Quarter Ended June 30, 1999.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Incorporated by reference to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by Coinstar, Inc. on February 18, 2000.