Form 10-Q
period 2000-06-30
COINSTAR INC
filed 2000-08-14
CIK 941604

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

                   For Three Month Period Ended June 30, 2000

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

                               ----------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at July 31, 2000
     Common Stock, $0.001 par value                        20,272,093

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index

 PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets as of June 30, 2000 (unaudited)
          and December 31, 1999......................................   Page 3

          Consolidated Statements of Operations for the six and three
          month periods ended June 30, 2000 and 1999 (unaudited).....   Page 4

          Consolidated Statement of Stockholders' Equity for the six
          month period ended June 30, 2000 (unaudited)...............   Page 5

          Consolidated Statements of Cash Flows for the six month
          periods ended June 30, 2000 and 1999 (unaudited)...........   Page 6

          Notes to Consolidated Financial Statements for the six
          month periods ended June 30, 2000 and 1999 (unaudited).....   Page 7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   Page 9

  Item 3. Quantitative and Qualitative Disclosures About Market
          Risk.......................................................   Page 25

 PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Securities Holders......   Page 26

  Item 6. Exhibits and Reports on Form 8-K...........................   Page 26

 SIGNATURES...........................................................  Page 28

 EXHIBIT INDEX........................................................  Page 29

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    June 30,     December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................... $  83,692,452  $  78,736,908
  Short-term investments available for sale......           --       9,294,825
  Prepaid expenses and other current assets......     4,476,802      2,337,456
                                                  -------------  -------------
    Total current assets.........................    88,169,254     90,369,189
PROPERTY AND EQUIPMENT:
  Coinstar units.................................   113,297,649    102,669,587
  Computers......................................     5,628,122      4,481,264
  Office furniture and equipment.................     1,333,848      1,241,198
  Leased vehicles................................     3,507,648      2,825,155
  Leasehold improvements.........................       457,662        437,593
  Coinstar components............................       155,187         94,473
                                                  -------------  -------------
                                                    124,380,116    111,749,270
  Accumulated depreciation.......................   (54,930,654)   (43,649,321)
                                                  -------------  -------------
                                                     69,449,462     68,099,949
OTHER ASSETS.....................................     5,474,231      4,911,337
                                                  -------------  -------------
TOTAL............................................ $ 163,092,947  $ 163,380,475
                                                  =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................... $   5,041,812  $   4,866,539
  Accrued liabilities............................    44,126,050     41,417,592
  Current portion of long-term debt and capital
   lease obligations.............................       777,661        649,640
                                                  -------------  -------------
    Total current liabilities....................    49,945,523     46,933,771
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....    61,371,689     61,181,184
                                                  -------------  -------------
    Total liabilities............................   111,317,212    108,114,955
COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST CONVERTIBLE PREFERRED STOCK....     4,962,865            --
STOCKHOLDERS' EQUITY:
  Common stock...................................   158,697,217    157,737,504
  Contributed capital for warrants and stock
   options.......................................     1,316,128      1,316,128
  Accumulated other comprehensive income (loss)..       (15,853)        (1,304)
  Accumulated deficit............................  (113,184,622)  (103,786,808)
                                                  -------------  -------------
  Total stockholders' equity.....................    46,812,870     55,265,520
                                                  -------------  -------------
TOTAL............................................ $ 163,092,947  $ 163,380,475
                                                  =============  =============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Six Month Periods        Three Month Periods
                               Ended June 30,            Ended June 30,
                           ------------------------  ------------------------
                              2000         1999         2000         1999
                           -----------  -----------  -----------  -----------
REVENUE................... $45,751,870  $34,049,135  $24,714,377  $18,257,710

EXPENSES:
  Direct operating........  22,155,011   17,114,178   11,733,171    9,175,617
  Regional marketing......   4,059,692    2,331,045    3,567,082    1,012,901
  Product research and
   development............   3,442,504    2,094,638    1,710,459    1,154,724
  Selling, general and
   administrative.........  10,558,288    7,008,915    5,501,750    3,628,264
  Depreciation and
   amortization...........  12,574,729    8,682,334    6,408,503    4,579,586
                           -----------  -----------  -----------  -----------
  Loss from operations....  (7,038,354)  (3,181,975)  (4,206,588)  (1,293,382)

OTHER INCOME (EXPENSE):
  Interest income.........   1,032,798      280,167      475,527      117,532
  Interest expense........  (4,060,630)  (5,843,981)  (2,080,800)  (2,993,367)
  Other income............     131,238       61,659       67,514       19,542
                           -----------  -----------  -----------  -----------
  Net loss before minority
   interest...............  (9,934,948)  (8,684,130)  (5,744,347)  (4,149,675)
  Minority interest.......     537,134          --       286,994          --
                           -----------  -----------  -----------  -----------
NET LOSS.................. $(9,397,814) $(8,684,130) $(5,457,353) $(4,149,675)
                           ===========  ===========  ===========  ===========

Net loss per share, basic
 and diluted.............. $      (.46) $      (.56) $      (.27) $      (.26)
Weighted average shares
 outstanding, basic and
 diluted..................  20,216,385   15,606,597   20,239,226   15,852,482



                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  For the Six Month Period Ended June 30, 2000
                                  (Unaudited)

                                                               Accu.
                               Common Stock       Contributed  Other
                          ----------------------- Capital for  Comp.     Accumulated
                            Shares      Amount     warrants    Income      Deficit        Total
                          ---------- ------------ ----------- --------  -------------  -----------
BALANCE, January 1,
 2000...................  20,141,207 $157,737,504 $1,316,128  $ (1,304) $(103,786,808) $55,265,520
Issuance of shares under
 employee stock purchase
 plan...................      42,914      426,308                                          426,308
Exercise of stock
 options................      82,463      533,405                                          533,405
Comprehensive income
 Other comprehensive
  income
   Unrealized loss on
    short-term
    investments
    available for sale..                                        (3,609)                     (3,609)
   Unrealized gain on
    foreign currency
    translation.........                                       (10,940)                    (10,940)
                                                                                       -----------
 Other comprehensive
  income................                                                                   (14,549)
                                                                                       -----------
Net loss................                                                   (9,397,814)  (9,397,814)
                                                                                       -----------
Comprehensive income....                                                                (9,412,363)
                          ---------- ------------ ----------  --------  -------------  -----------
BALANCE, June 30, 2000..  20,266,584 $158,697,217 $1,316,128  $(15,853) $(113,184,622) $46,812,870
                          ========== ============ ==========  ========  =============  ===========


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For the Six Month Periods
                                                          Ended June 30,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
OPERATING ACTIVITIES:
Net loss...........................................  $ (9,397,814) $ (8,684,130)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and amortization....................    12,574,729     8,682,334
  Minority interest................................      (537,134)          --
  Debt discount amortization.......................        93,321     5,669,866
  Unrealized loss on short-term investments
   available for sale..............................        (3,609)       (4,046)
  Unrealized loss on foreign currency translation..       (10,940)       (2,288)
Cash provided (used) by changes in operating assets
 and liabilities:
  Investment interest receivable...................       126,996       161,600
  Prepaid expenses and other current assets........    (2,135,158)     (442,500)
  Other assets.....................................       170,403      (267,225)
  Accounts payable.................................       172,626       895,927
  Accrued liabilities..............................     2,725,488     5,684,565
                                                     ------------  ------------
  Net cash provided by operating activities........     3,778,908    11,694,103

INVESTING ACTIVITIES:
  Purchase of short-term investments...............           --     (5,804,815)
  Sale of short-term investments...................     9,162,841     4,004,469
  Purchase of fixed assets.........................   (12,483,430)  (13,539,228)
  Net proceeds from the sale of equipment..........         9,760        30,963
  Other............................................    (1,603,253)          --
                                                     ------------  ------------
  Net cash used by investing activities............    (4,914,082)  (15,308,611)

FINANCING ACTIVITIES:
  Principal payments on long-term debt.............      (368,995)     (947,561)
  Proceeds from sale of preferred stock, including
   minority interest...............................     5,500,000           --
  Financing costs associated with long-term credit
   facility........................................           --       (598,121)
  Proceeds from sale of common stock, net of
   issuance costs..................................           --     83,968,002
  Proceeds from exercise of stock options and
   issuance of shares under employee stock purchase
   plan............................................       959,713       753,140
                                                     ------------  ------------
  Net cash provided by financing activities........     6,090,718    83,175,460
                                                     ------------  ------------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS.....     4,955,544    79,560,952
CASH AND CASH EQUIVALENTS:
  Beginning of period..............................    78,736,908    37,688,205
                                                     ------------  ------------
  End of period....................................  $ 83,692,452  $117,249,157
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest.........  $  4,037,296  $    209,144


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
  Purchase of vehicles financed by capital lease
   obligation......................................       643,885       571,937
  Cashless exercise of warrants....................           --        165,220
  Purchase of assets with warrants.................           --        169,167
  Issuance of warrants under revolving credit
   facility........................................           --        723,211
  Purchase of assets with common stock.............           --        386,250

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Six-Month Periods Ended June 30, 2000 and 1999
                                  (Unaudited)

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

  These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with generally accepted accounting principles for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999, filed with the SEC. The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

  Principles of Consolidation: The financial statements include the accounts of the Company. All inter-company transactions have been eliminated upon consolidation.

  Loss Per Share: Because the results from operations reflect a net loss for all periods presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding. The following warrants and options have been excluded from the calculation because they are antidilutive:

                                                     Periods Ended Periods Ended
                                                     June 30, 2000 June 30, 1999
                                                     ------------- -------------
       Warrants.....................................   1,027,652     1,027,652
       Options......................................   2,462,709     2,116,679

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

NOTE 3: FUNDING OF SUBSIDIARY AND ISSUANCE OF OPTIONS

  On February 10, 2000, Meals.com, the Company's e-services subsidiary, sold
5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, the Company invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, the Company provided a $15.6 million credit facility. At June 30, 2000, the credit facility's available balance was approximately $9.7 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  On March 24, 2000, Meals.com granted options to purchase shares of its common stock to its employees and to employees and non-employee directors of the Company. Such options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. Meals.com has recorded unearned compensation for the options issued to certain Coinstar employees and non-employee directors based on the requirements outlined in SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Bulletin No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As required by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which was issued in March 2000, the unearned compensation has been eliminated in the consolidated financial statements of the Company.

  Reclassification was made in the quarter ended June 30, 2000 to reflect a change in the amount initially allocated to minority interest for the full amount of the Series A Preferred Stock of Meals.com sold to outside investors. The Series A Preferred Stock sold to outside investors has a $5.5 million liquidation preference.

NOTE 4: BUSINESS SEGMENT INFORMATION

  Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

  The Company is organized into three reportable business segments: the United States core business, the International business and the E-services business (Meals.com). Information about these three segments has been disclosed in the table below.

                                                              Three Month
                                       Six Month Periods     Periods Ended
                                        Ended June 30,         June 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                        (In thousands)       (In thousands)
   Revenue:
     United States core business...... $ 45,447  $ 33,988  $ 24,521  $ 18,212
     International business...........      248        61       150        46
     E-services business..............       57       --         43       --
                                       --------  --------  --------  --------
       Total revenues.................   45,752    34,049    24,714    18,258
                                       ========  ========  ========  ========
   Net loss:
     United States core business......   (4,548)   (7,201)   (2,905)   (3,113)
     International business...........     (481)     (777)     (231)     (455)
     E-services business..............   (4,932)     (706)   (2,635)     (582)
     Minority interest and
      eliminations....................      563       --        314       --
                                       --------  --------  --------  --------
       Total net loss.................   (9,398)   (8,684)   (5,457)   (4,150)
                                       ========  ========  ========  ========
   Total assets:
     United States core business......  166,565   187,873   166,565   187,873
     International business...........      746       217       746       217
     E-services business..............   16,180       --     16,180       --
     Intercompany eliminations........  (20,398)     (875)  (20,398)     (875)
                                       --------  --------  --------  --------
       Total assets................... $163,093  $187,215  $163,093  $187,215
                                       ========  ========  ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion in this Form 10-Q contains forward-looking statements regarding us, our business, prospects and results of operations that involve risks and uncertainties. Our actual business, prospects and results of operations could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Risk Factors" and elsewhere in this report and in our Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

  We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar(R) coin-counting units located in supermarket chains in 43 states across the United States. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will not be affected by other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease as the per unit dollar volume of more mature units increases. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located, the total number of machines in a region relative to the population base in the region, and seasonality. Based on our limited operating history, we believe that seasonality affects coin processing volumes because on a relative basis, coin processing volumes have been lower in the months of January, February, September, and October. This trend mirrors the seasonality patterns of our supermarket partners.

  We formed a wholly owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. Coinstar International is piloting 37 Coinstar units in Canada to determine the viability of the Canadian market for our services and is piloting 20 Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in selected other countries.

  We also formed a wholly owned subsidiary, Meals.com in December 1998 to explore the development and deployment of e-services technology, including the in-store Shopper(TM) kiosk. On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock, at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. At June 30, 2000, the credit facility's available balance was approximately $9.7 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  Our direct operating expenses are comprised of the regional expenses associated with Coinstar coin-counting unit operations and support and consist primarily of coin pick-up and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pick-up and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pick-up and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and start-up marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, automobiles, computer equipment and amortization of intangibles. Other income consists of rental income from a sublease of unused office space.

  Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses and an accumulated deficit of $113.2 million as of June 30, 2000. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

  The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                 Six Month      Three Month
                                                  Periods         Periods
                                                Ended June      Ended June
                                                    30,             30,
                                                -------------   -------------
                                                2000    1999    2000    1999
                                                -----   -----   -----   -----
   Revenue..................................... 100.0%  100.0%  100.0%  100.0%
     Expenses:
     Direct operating..........................  48.4    50.3    47.5    50.3
     Regional marketing........................   8.9     6.8    14.4     5.5
     Product research and development..........   7.5     6.2     6.9     6.3
     Selling, general, and administrative......  23.1    20.6    22.3    19.9
     Depreciation and amortization.............  27.5    25.5    25.9    25.1
                                                -----   -----   -----   -----
   Loss from operations........................ (15.4)%  (9.3)% (17.0)%  (7.1)%
                                                =====   =====   =====   =====

Three Months Ended June 30, 2000 and 1999

 Revenue

  Revenue increased by 35.4% to $24.7 million for the quarter ended June 30, 2000 from $18.3 million in the comparable 1999 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2000 period. The installed base of Coinstar units increased to 7,730 as of June 30, 2000 from 5,788 units as of June 30, 1999.

 Direct Operating Expenses

  Direct operating expenses increased to $11.7 million for the quarter ended June 30, 2000 from $9.2 million in the comparable 1999 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing with our partners as a result of a 35% increase in revenue compared to the second quarter of 1999 and (2) an increase in field service personnel and direct support expenses associated with our growth and expansion into 18 new regional markets. Direct operating expenses as a percentage of revenue decreased to 47.5% in the quarter ended June 30, 2000 from 50.3% in the comparable 1999 period. The decrease in direct operating expenses as a percentage of revenue was the result of (1) the realization of coin pick-up and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

 Regional Marketing

  Regional marketing expenses increased to $3.6 milion for the quarter ended June 30, 2000 from $1.0 million in the comparable 1999 period. The increase in regional marketing expense was the result of increased television and other advertising in selected markets. Regional marketing as a percentage of revenue increased to 14.4% in the quarter ended June 30, 2000 from 5.5% in the comparable 1999 period. The increase in regional marketing as a percentage of revenue was the result of (1) increased advertising coverage in selected markets and (2) higher advertising costs. We anticipate increasing marketing expenses over the remaining quarters of the year as a result of continued increased marketing initiatives.

 Product Research and Development

  Product research and development expenses increased to $1.7 million for the quarter ended June 30, 2000 from $1.2 million in the comparable 1999 period. The increase in product research and development costs was primarily due to investments made in our subsidiary, Meals.com. Product research and development as a percentage of revenue increased slightly to 6.9% in the quarter ended June 30, 2000 from 6.3% in the comparable 1999 period.

 Selling, General and Administrative

  Selling, general and administrative expenses increased to $5.5 million for the quarter ended June 30, 2000 from $3.6 million in the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenue increased to 22.3% in the quarter ended June 30, 2000 from 19.9% in the comparable 1999 period. The increase in selling, general, and administrative expenses as a percentage of revenue was the result of
(1) increasing volumes processed by the network combined with (2) the investments in Meals.com marketing and staffing.

 Depreciation and Amortization

  Depreciation and amortization expense increased to $6.4 million for the quarter ended June 30, 2000 from $4.6 million in the comparable 1999 period. The increase was primarily due to the increase in the installed base of Coinstar units and amortization of software development during the period. Depreciation and amortization as a percentage of revenue increased to 25.9% in the quarter ended June 30, 2000 from 25.1% in the comparable

1999 period. The increase in depreciation and amortization as a percentage of revenue was the result of the increase in installed units over the periods and the amortization of software development costs related to our Meals.com subsidiary.

 Other Income and Expense

  We generated other income of $68,000 for the quarter ended June 30, 2000 primarily due to the subleasing of unused office space.

  Interest income increased to $476,000 for the quarter ended June 30, 2000 from $118,000 in the comparable 1999 period. The increase in interest income is attributed to an increase in invested cash balances during the period resulting from a follow-on stock offering conducted in June 1999.

  Interest expense decreased to $2.1 million for the quarter ended June 30, 2000 from $3.0 million in the comparable 1999 period. The decrease was primarily due to the reduced accretion of the Senior Subordinated Discount Notes due 2006 since $34 million was repaid during 1999 using proceeds from the follow-on stock offering.

 Net Loss

  Net loss increased to $5.5 million for the quarter ended June 30, 2000 from $4.1 million in the comparable 1999 period. The increase in the net loss was primarily due to consolidating the expenses of our Meals.com subsidiary and an increase in our regional marketing. Regional marketing for the quarter ended June 30, 2000 was $2.6 million higher than the comparable 1999 period. Despite an increase in net loss, our direct contribution (i.e., revenue minus direct operating expenses) increased. This reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

Six Month Periods Ended June 30, 2000 and 1999

 Revenue

  Revenue increased by 34.4% to $45.8 million for the six months ended June 30, 2000 from $34.0 million in the comparable 1999 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2000 period. The installed base of Coinstar units increased to 7,730 as of June 30, 2000 from 5,788 units in the comparable 1999 period.

 Direct Operating Expenses

  Direct operating expenses increased to $22.2 million for the six months ended June 30, 2000 from $17.1 million in the comparable 1999 period. The increase in direct operating expenses was primarily attributable to (1) an increase in revenue sharing with our retail partners as a result of a 34% increase in revenue compared to the second quarter of 1999, and (2) the increase in field service personnel and direct support expenses associated with our growth and expansion into 18 new regional markets. Direct operating expenses as a percentage of revenue decreased to 48.4% in the six months ended June 30, 2000 from 50.3% in the comparable 1999 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of
(1) the realization of coin pick-up and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

 Regional Marketing

  Regional marketing expenses increased to $4.1 million for the six months ended June 30, 2000 from $2.3 million in the comparable 1999 period. The increase in regional marketing expense was the result of an increased level of television and other advertising in selected markets. Regional marketing as a percentage of revenue increased to 8.9% in the six months ended June 30, 2000 from 6.8% in the comparable 1999 period. The increase in regional marketing as a percentage of revenue was the result primarily of (1) increased advertising coverage in selected markets, and (2) higher advertising costs.

 Product Research and Development

  Product research and development expenses increased to $3.4 million for the six months ended June 30, 2000 from $2.1 million in the comparable 1999 period. Product research and development as a percentage of revenue increased to 7.5% in the six months ended June 30, 2000 from 6.2% in the comparable 1999 period. The increase in product research and development costs reflects the increase in expenditures associated with the development of Meals.com's e-services initiatives.

 Selling, General and Administrative

  Selling, general and administrative expenses increased to $10.6 million for the six months ended June 30, 2000 from $7.0 million in the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenue increased to 23.1% in the six months ended June 30, 2000 from 20.6% in the comparable 1999 period. The increase in selling, general, and administrative expenses as a percentage of revenue was primarily the result of
(1) increased coin volumes processed by the network combined with (2) investments in Meals.com marketing and staffing.

 Depreciation and Amortization

  Depreciation and amortization expense increased to $12.6 million for the six months ended June 30, 2000 from $8.7 million in the comparable 1999 period. The increase was primarily due to (1) the increase in the installed base of Coinstar units during these periods and (2) the increase in amortization of intangible assets. Depreciation and amortization as a percentage of revenue increased to 27.5% in the six months period ended June 30, 2000 from 25.5% in the comparable 1999 period.

 Other Income and Expense

  We generated other income of $131,000 for the six months ended June 30, 2000 from the subleasing of unused office space.

  Interest income increased to $1.0 million for the six months ended June 30, 2000 from $280,000 in the comparable 1999 period. The increase in interest income is attributed to an increase in invested cash balances during the period resulting from a follow-on stock offering conducted in June 1999.

  Interest expense decreased to $4.1 million for the six months ended June 30, 2000 from $5.8 million in the comparable 1999 period. The decrease was primarily due to the reduced accretion of the Senior Subordinated Discount Notes due 2006 since $34 million was repaid during 1999 using proceeds from the follow-on stock offering.

 Net Loss

  Net loss increased to $9.4 million for the six months ended June 30, 2000 from $8.7 million in the comparable 1999 period. The increase in the net loss was primarily due to consolidating the expenses of our Meals.com subsidiary and an increase in our regional marketing. Regional marketing for the six months ended June 30, 2000 was $1.7 million higher than the comparable 1999 period. Despite an increase in net loss, our direct contribution (i.e., revenue minus direct operating expenses) increased. This reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability.

Liquidity and Capital Resources

  As of June 30, 2000, we had cash and cash equivalents of $83.7 million, and working capital of $38.2 million. Cash and cash equivalents include $36.1 million of funds in transit that represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2000, compared to $11.7 million provided in the comparable 1999 period. The decrease in cash provided by operating activities is related to (1) a decrease in debt discount amortization, (2) an increase in prepaid expenses and other current assets, and (3) a decrease in accrued liabilities offset slightly by an increase in depreciation and amortization.

  Net cash used by investing activities for the six months ended June 30, 2000 was $4.9 million compared to $15.3 million used in 1999. Capital expenditures during the six months ended June 30, 2000 were $12.5 million compared to $13.5 million in the comparable 1999 period. Capital expenditures decreased primarily due to the decreased purchases of Coinstar units. Net cash provided by financing activities for the six months ended June 30, 2000 was $6.1 million, which primarily was the result of (1) proceeds from the sale of preferred stock by Meals.com and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) payments on long-term debt. Net cash provided by financing activities for the comparable 1999 period was $83.2 million, which was the result of proceeds from the sale of common stock and proceeds from the exercise of employee stock options, offset by principal payments on long-term debt, and financing costs associated with the long-term credit facility.

  With respect to financing activities, we completed a public offering of 4,000,000 shares of common stock in June 1999 at a purchase price of $22.375 per share for proceeds, net of issuance costs, of approximately $83.8 million. The net proceeds received have been and will continue to be used to expand the network in the United States, to support planned expansion internationally, to develop and market new products and product enhancements and for working capital and general corporate purposes. In July 1999, the underwriters exercised their option to purchase an additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately of $9.8 million.

  As of June 30, 2000, we had available secured irrevocable letters of credit with two banks that totaled $6.5 million. These letters of credit, which expire through October 31, 2000, are available to collateralize certain obligations to third parties. As of June 30, 2000, no amounts were outstanding under these letters of credit agreements.

  As of June 30, 2000, we had outstanding $61.0 million of our senior notes. We paid our first cash interest payment of $4.0 million on March 31, 2000. We will have debt service obligations of over $7.9 million per year until October 2006 when the principal amount of $61.0 million will be due. The Indenture governing the notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

  On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock, at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. At June 30, 2000, the credit facility's available balance was approximately $9.7 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  We believe existing cash equivalents, our $25.0 million credit agreement, and cash generated from operations will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months for the continued expansion of the domestic Coinstar network at the recent installation rate, to continue to fund the pilot deployment of Coinstar units internationally, and to fund the development and marketing of new products and enhancements. After that time, the extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the success of our marketing initiatives, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings and product and service enhancements.

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

                                                 Three-month periods ended
                          ------------------------------------------------------------------------------
                          June 30,  Mar. 31,  Dec. 31,  Sep. 30,  June 30,  Mar. 31,  Dec. 31,  Sep. 30,
                            2000      2000      1999      1999      1999      1999      1998      1998
                          --------  --------  --------  --------  --------  --------  --------  --------
                                        (Dollars in thousands except per unit data)
Consolidated Statements
 of Operations
Revenue.................  $ 24,714  $ 21,037  $ 21,959  $ 21,723  $ 18,258  $ 15,791  $ 14,802  $ 13,576
Expenses:
 Direct operating.......    11,733    10,422    10,938    10,783     9,176     7,939     7,458     7,141
 Regional marketing.....     3,567       493     2,756     1,294     1,012     1,318     1,077       930
 Product research and
  development...........     1,710     1,732     1,441     2,035     1,155       940     1,138       867
 Selling, general and
  administrative........     5,502     5,056     4,135     3,877     3,628     3,381     3,579     3,531
 Depreciation and
  amortization..........     6,409     6,166     5,934     5,698     4,580     4,103     3,669     3,635
                          --------  --------  --------  --------  --------  --------  --------  --------
Loss from operations....  $ (4,207) $ (2,832) $ (3,245) $ (1,964) $ (1,293) $ (1,890) $ (2,119) $ (2,528)
                          ========  ========  ========  ========  ========  ========  ========  ========
United States Core
 Business
Number of new Coinstar
 units installed during
 the period.............       328       423       488       668       540       416       375       406
Installed base of
 Coinstar units at end
 of Period..............     7,673     7,345     6,922     6,434     5,766     5,226     4,810     4,435
Average age of network
 for the period
 (months)...............       245      22.9      21.4      20.3      19.8      19.0      17.6      15.9
Number of designated
 marketing areas
 (DMA's)................        90        83        83        80        72        62        57        56
Dollar value of coins
 processed..............  $275,512  $235,125  $245,315  $243,213  $204,629  $177,258  $187,241  $180,893
Revenue.................    24,521    20,926    21,833    21,646    18,212    15,776    14,792    13,567
Annualized revenue per
 average installed
 unit(1)................    13,118    11,740    13,052    14,158    13,350    12,717    12,936    12,704
Direct contribution(2)..    12,894    10,646    11,363    11,469     9,312     7,887     7,334     6,426
Direct contribution
 margin.................      52.6%     50.9%     52.1%     53.0%     51.1%     50.0%     49.6%     47.4%
Annualized direct
 contribution per
 average installed
 unit(1)(2).............  $  6,898  $  5,973  $  6,793  $  7,501  $  6,826  $  6,357  $  6,414  $  6,017
EBITDA(3)...............     4,532     5,334     4,046     4,883     4,116     2,596     1,910     1,213
International business
Revenue.................       150        98        88        73        46        15        11         9
Total operating
 expenses...............       358       331       382       283       496       335       369       116
E-Services business
Revenue.................        43        14        39         5       --        --        --        --
Total operating
 expenses...............     2,261     1,841     1,159     1,010       469       122       --        --

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. While management is continuing to evaluate the potential impacts of the standard, as amended, we believe the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137 and 138 is effective for fiscal years beginning after June 15, 2000.

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

  We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception in 1991. Our net loss was $29.6 million for 1997, $24.0 million for 1998, and $21.4 million for 1999. As of June 30, 2000, we had an accumulated deficit of $113.2 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters, depreciation and amortization and losses attributable to our Meals.com subsidiary. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements, including the development and deployment of our electronic commerce technology, including Meals.com and the in-store Shopper kiosk.

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

  .  the level of product and price competition,

  . the processing fee we charge consumers to use our service, which we increased to 8.9% in December 1998 and which may change again in the future,

  .  the amount of our processing fee that we share with our retail partners,

  .  our success in expanding our network and managing our growth,

  . our ability to develop and market product enhancements and new products, such as those being developed by Meals.com, and the timing of such product enhancements,

  . our ability to enter into and penetrate new international markets, such as the United Kingdom, Canada, and other selected foreign markets,

  .  activities of and acquisitions by competitors,

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

  We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in two supermarket chains, The Kroger Co. and Safeway, Inc., accounted for approximately 32% and 11%, respectively, of our revenue in 1999. (In May 1999, Kroger and Fred Meyer merged to become The Kroger Co.). In the quarter ended June 30, 2000, these two chains accounted for approximately 28% and 11%, respectively, of our revenue. In addition, Albertson's, Inc. accounted for approximately 11% of our revenue for the quarter ended June 30, 2000. The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We have substantial indebtedness. As of June 30, 2000, we had outstanding indebtedness of $62.1 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We paid our first semi-annual cash interest payment on the senior notes on March 31, 2000. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes may be materially limited or impaired. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

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

  The success of our Meals.com subsidiary is uncertain. We have committed significant resources and capital to develop and market the Meals.com products and services including the Meals.com family of web-sites and the in-store Shopper kiosk. The products and services offered by Meals.com are relatively untested, and we cannot assure you that we will achieve market acceptance for any such products and services. In addition, the in-store Shopper kiosk is in early trials. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these potential competitors have significantly greater technological expertise and financial and other resources than we do. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We depend upon third-party manufacturers and service providers, and sole-source manufacturers. We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to continue to significantly expand our installed base, and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturer, SeaMed (a division of Plexus Corporation), will be able to produce sufficient units to meet projected demand, SeaMed or other manufacturers in reality may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

  Although we have a contract with SeaMed, SeaMed does not have an obligation to continue manufacturing the Coinstar unit or its components. In July 1999, SeaMed merged with Plexus Corp. of Neenah, Wisconsin. SeaMed's management has assured us that the combined entity will continue to meet our manufacturing needs. However, we cannot be certain that Plexus will continue to operate in Redmond, Washington or continue to meet our manufacturing needs.

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

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 12 United States patents and 3 International patents relevant to aspects of self-service coin processing. We also have additional patents pending in the United States and several foreign jurisdictions.

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

  Expansion into Europe and other countries, if undertaken, will present challenges different from those faced in the United States. We expect to face greater competition than currently is the case in the United States because banks in Europe and other countries typically offer coin-counting services to their customers and most of the world's self-service coin-counting machine manufacturers are located in Europe. Some of these manufacturers have been involved in attempts to set up networks similar to ours. In addition, local laws and market conditions may require us to change our fee structure. We also will face a number of technical challenges as we attempt to expand into Europe and other countries. In several areas, close national borders may require that our units be able to handle as many as six different national coin sets, as well as the new Euro coin. Supermarkets in Europe in particular tend to be smaller than those in the United States. Because of this, floor space is more of an issue than in the typical supermarket in the United States. As a result, it may be necessary for us to reduce the size of our unit to succeed in Europe and other countries. Reducing our unit size could present technical challenges and the smaller capacity that might result from a smaller unit could increase operating costs in servicing the units. Many local laws do not permit stores to be operated on a 24-hour, seven-day per week basis. This could reduce volumes and present challenges in our servicing of the units. We also expect to face higher telecommunications costs in Europe and other countries than in the United States, and a foreign network may need to make extensive use of cellular communications.

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

  We rely on the long distance telecommunication network which is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, any breach of security whether intentional or from a computer virus could seriously harm us. Any service disruptions, either due to errors or delays in our software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

                         Period Ended              Year Ended December 31,
                           June 30,   -------------------------------------------------------
Interest Rate Risk           2000      2000     2001     2002     2003     2004    Thereafter
------------------       ------------ -------  -------  -------  -------  -------  ----------
                                                   (In Thousands)
Capital lease
 obligations............   $ 1,631    $ 1,231  $   514  $    53      --       --        --
Average interest rate...     10.19%     10.18%   10.13%   10.59%     --       --        --
Fixed long-term debt....   $60,980    $60,980  $60,980  $60,980  $60,980  $60,980   $60,980
Average interest rate...      13.0%      13.0%    13.0%    13.0%    13.0%    13.0%     13.0%
Variable senior
 revolving debt.........   $   500    $   500  $   500  $   500  $   500  $   500   $   500
Average interest
 rate(*)................      10.0%      10.0%    10.0%    10.0%    10.0%    10.0%     10.0%

--------
* As of June 30, 2000, the interest rate decreased from Imperial Bank's prime rate plus 200 basis points to its prime rate plus 50 basis points due to our performance with respect to certain financial ratios.

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  We held our Annual Meeting of Stockholders on June 15, 2000. The stockholders voted as follows:

  The stockholders elected each of the two nominees for director to hold office until the 2003 Annual Meeting of Stockholders. The elected directors and the votes cast in favor and withheld for each are as follows:

                                                              Votes in   Votes
                                                               Favor    Withheld
                                                             ---------- --------
     Daniel A. Gerrity...................................... 18,064,575  60,396
     Larry A. Hodges........................................ 18,106,250  18,721

Directors continuing in office are as follows:

                                                           Until Annual Meeting
                                                             Of Shareholders
                                                           --------------------
     Jens H. Molbak.......................................         2001
     William D. Ruckelshaus...............................         2001
     Robert O. Aders......................................         2001
     David E. Stitt.......................................         2002
     Ronald A. Weinstein..................................         2002

  The shareholders ratified the selection of Deloitte & Touche LLP as our independent auditors with 17,985,117 votes in favor, 131,200 votes against and 8,654 abstentions.

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

 4.8(1)  Specimen 13% Senior Discount Note Due 2006.

 4.9(3)  Rights Agreement dated as of November 12, 1998 between Registrant and
         American Securities Transfer and Trust, Inc.

 4.10(3) Registrant's Certificate of Designation of Series A Preferred Stock.
         Reference is made to Exhibit A of Exhibit 4.9.

 4.11(3) Form of Rights Certificate. Reference is made to Exhibit B of Exhibit
         4.9.

 Exhibit
  Number                         Description of Document
 -------                         -----------------------
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

 10.7(1)  Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
          1997.

 10.8(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated
          January 29, 1997.

 10.9(2) Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

 10.10(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
          October 22, 1996.

 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on March 3, 1999.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Incorporated by reference to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by the Registrant on February 18, 2000.

  (b) Reports on Form 8-K:

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Coinstar, Inc.
                                          (registrant)

                                                  /s/ Diane L. Renihan
                                          By: _________________________________
                                                      Diane L. Renihan
                                              Controller and Chief Accounting
                                                          Officer
                                                      August 14, 2000

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

 10.5(1)  Series E Preferred Stock and Warrant Purchase Agreement between
          Registrant and Acorn Ventures, Inc., dated August 27, 1996.

 10.6(1)  Office Building Lease between Registrant and Factoria Heights dated
          June 1, 1994, as amended on January 24, 1997.

 10.7(1)  Sublease between Registrant and Maruyama U.S., Inc. dated January 15,
          1997.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
 10.8(1)  Lease agreement between Registrant and Spieker Properties, L.P. dated
          January 29, 1997.

 10.9(2) Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

 10.10(1) Purchase Agreement between Registrant and Smith Barney Inc. dated
          October 22, 1996.

 27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed by the Registrant on March 3, 1999.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999.

(7) Incorporated by reference to the Registrant's Form S-8 Registration Statement (registration no. 333-89975).

(8) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by the Registrant on February 18, 2000.