Form 10-Q
period 2000-09-30
COINSTAR INC
filed 2000-11-14
CIK 941604

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

                For Three Month Period Ended September 30, 2000

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

                               ----------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at October 31, 2000
     Common Stock, $0.001 par value                      20,317,188

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index

 PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets as of September 30, 2000
          (unaudited), and December 31, 1999.........................   Page 3

          Consolidated Statements of Operations for the nine and
          three month periods ended September 30, 2000 and 1999
          (unaudited)................................................   Page 4

          Consolidated Statement of Stockholders' Equity for the nine
          month period ended September 30, 2000 (unaudited)..........   Page 5

          Consolidated Statements of Cash Flows for the nine month
          periods ended September 30, 2000 and 1999 (unaudited)......   Page 6

          Notes to Consolidated Financial Statements for the nine
          month periods ended September 30, 2000 and 1999
          (unaudited)................................................   Page 7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................   Page 9

  Item 3. Quantitative and Qualitative Disclosures About Market
          Risk.......................................................   Page 25

 PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K...........................   Page 26

 SIGNATURES...........................................................  Page 27

 EXHIBIT INDEX........................................................  Page 28

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  -------------
                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................... $  78,624,134  $  78,736,908
  Short-term investments available for sale......           --       9,294,825
  Prepaid expenses and other current assets......     2,453,903      2,337,456
                                                  -------------  -------------
    Total current assets.........................    81,078,037     90,369,189
PROPERTY AND EQUIPMENT:
  Coinstar units.................................   118,439,790    102,669,587
  Computers......................................     6,713,817      4,481,264
  Office furniture and equipment.................     1,530,718      1,241,198
  Leased vehicles................................     3,493,856      2,825,155
  Leasehold improvements.........................       477,911        437,593
  Coinstar components............................        67,224         94,473
                                                  -------------  -------------
                                                    130,723,316    111,749,270
  Accumulated depreciation.......................   (60,476,045)   (43,649,321)
                                                  -------------  -------------
                                                     70,247,271     68,099,949
OTHER ASSETS.....................................     6,980,339      4,911,337
                                                  -------------  -------------
TOTAL............................................ $ 158,305,647  $ 163,380,475
                                                  =============  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................... $   6,425,664  $   4,866,539
  Accrued liabilities............................    43,831,113     41,417,592
  Current portion of long-term debt and capital
   lease obligations.............................       793,173        649,640
                                                  -------------  -------------
    Total current liabilities....................    51,049,950     46,933,771
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....    61,378,556     61,181,184
                                                  -------------  -------------
    Total liabilities............................   112,428,506    108,114,955
COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST-CONVERTIBLE PREFERRED STOCK....     4,501,964            --
STOCKHOLDERS' EQUITY:
  Common stock...................................   159,144,204    157,737,504
  Contributed capital for warrants and stock
   options.......................................     1,316,128      1,316,128
  Accumulated other comprehensive income (loss)..       (15,134)        (1,304)
  Accumulated deficit............................  (119,070,021)  (103,786,808)
                                                  -------------  -------------
  Total stockholders' equity.....................    41,375,177     55,265,520
                                                  -------------  -------------
TOTAL............................................ $ 158,305,647  $ 163,380,475
                                                  =============  =============


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Nine Month Periods         Three Month Periods
                             Ended September 30,        Ended September 30,
                          --------------------------  ------------------------
                              2000          1999         2000         1999
                          ------------  ------------  -----------  -----------
REVENUE.................. $ 74,459,079  $ 55,773,099  $28,707,209  $21,723,964

EXPENSES:
  Direct operating.......   35,200,199    27,897,511   13,045,188   10,783,332
  Regional marketing.....    8,965,756     3,625,044    4,906,064    1,293,999
  Product research and
   development...........    5,300,268     4,130,106    1,857,764    2,035,468
  Selling, general and
   administrative........   17,469,551    10,886,127    6,911,263    3,877,211
  Depreciation and
   amortization..........   19,427,068    14,380,297    6,852,339    5,697,965
                          ------------  ------------  -----------  -----------
  Loss from operations...  (11,903,763)   (5,145,986)  (4,865,409)  (1,964,011)

OTHER INCOME (EXPENSE):
  Interest income........    1,574,863     1,430,897      542,065    1,150,730
  Interest expense.......   (6,154,371)   (8,933,319)  (2,093,741)  (3,089,338)
  Other income...........      201,422        61,659       70,182          --
                          ------------  ------------  -----------  -----------
  Loss before minority
   interest and
   extraordinary item....  (16,281,849)  (12,586,749)  (6,346,903)  (3,902,619)
  Minority interest
   related to convertible
   preferred stock.......      998,636           --       461,504          --
                          ------------  ------------  -----------  -----------
  Loss before
   extraordinary item....  (15,283,213)  (12,586,749)  (5,885,399)  (3,902,619)
EXTRAORDINARY ITEM:
  Loss related to early
   retirement of debt....          --       (743,506)         --      (743,506)
                          ------------  ------------  -----------  -----------
NET LOSS................. $(15,283,213) $(13,330,255) $(5,885,399) $(4,646,125)
                          ============  ============  ===========  ===========

LOSS PER SHARE
  Loss per share before
   extraordinary item,
   basic and diluted..... $    ( 0.75)  $     (0.74)  $    (0.29)  $    (0.19)
  Extraordinary item per
   share, basic and
   diluted...............          --          (0.04)         --         (0.04)
                          ------------  ------------  -----------  -----------
  Net loss per share,
   basic and diluted..... $      (0.75) $     ( 0.78) $     (0.29) $     (0.23)
                          ============  ============  ===========  ===========


Weighted average shares
 outstanding, basic and
 diluted.................   20,244,246    17,092,702   20,299,060   20,016,453


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the Nine Month Period Ended September 30, 2000
                                  (Unaudited)

                                                               Accu.
                               Common Stock       Contributed  Other
                          ----------------------- Capital for  Comp.     Accumulated
                            Shares      Amount     Warrants    Income      Deficit        Total
                          ---------- ------------ ----------- --------  -------------  -----------
BALANCE, January 1,
 2000...................  20,141,207 $157,737,504 $1,316,128  $ (1,304) $(103,786,808) $55,265,520
Issuance of shares under
 employee stock purchase
 plan...................      82,484      783,665                                          783,665
Exercise of stock
 options................      93,497      623,035                                          623,035
Comprehensive loss
  Other comprehensive
   income
    Unrealized loss on
     short-term invest-
     ments available for
     sale...............                                        (4,216)                     (4,216)
    Unrealized loss on
     foreign currency
     translation........                                        (9,614)                     (9,614)
                                                                                       -----------
  Other comprehensive
   loss.................                                                                   (13,830)
                                                                                       -----------
Net loss................                                                  (15,283,213) (15,283,213)
                                                                                       -----------
Comprehensive loss......                                                               (15,297,043)
                          ---------- ------------ ----------  --------  -------------  -----------
BALANCE, September 30,
 2000...................  20,317,188 $159,144,204 $1,316,128  $(15,134) $(119,070,021) $41,375,177
                          ========== ============ ==========  ========  =============  ===========



                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For the Nine Month Periods
                                                       Ended September 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
OPERATING ACTIVITIES:
Net loss.........................................  $ (15,283,213) $ (13,330,255)
Adjustments to reconcile net loss to net cash
 provided by operating activities:
 Depreciation and amortization...................     19,427,068     14,380,296
 Minority interest...............................       (998,636)           --
 Debt discount amortization......................        139,984      8,663,981
 Unrealized gain (loss) on short-term investments
  available for sale.............................         (4,216)         2,879
 Unrealized loss on foreign currency
  translation....................................         (9,614)        (1,313)
Cash provided (used) by changes in operating
 assets and liabilities:
 Investment interest receivable..................        131,984        (81,304)
 Prepaid expenses and other current assets.......         (9,600)    (2,080,085)
 Other assets....................................        162,881       (420,563)
 Accounts payable................................      1,588,374      2,711,231
 Accrued liabilities.............................      2,432,396      4,060,414
                                                   -------------  -------------
 Net cash provided by operating activities.......      7,577,408     13,905,281

INVESTING ACTIVITIES:
 Purchase of short-term investments..............            --     (16,522,298)
 Sale of short-term investments..................      9,162,841     12,603,019
 Purchase of fixed assets........................    (19,275,348)   (25,159,385)
 Net proceeds from the sale of equipment.........         12,884         33,803
 Asset purchase option...........................            --        (600,000)
 Purchase of intangible assets...................     (3,920,972)           --
                                                   -------------  -------------
 Net cash used by investing activities...........    (14,020,595)   (29,644,861)

FINANCING ACTIVITIES:
 Principal payments on long-term debt............       (576,887)   (12,820,598)
 Proceeds from long-term bank debt...............            --         500,000
 Proceeds from sale of subsidiary preferred stock
  and warrants, including minority interest......      5,500,600            --
 Financing costs associated with long-term credit
  facility.......................................            --        (598,882)
 Proceeds from sale of common stock, net of
  issuance costs.................................            --      93,650,831
 Proceeds from exercise of stock options and
  issuance of shares under employee stock
  purchase plan..................................      1,406,700      1,391,292
                                                   -------------  -------------
 Net cash provided by financing activities.......      6,330,413     82,122,643
                                                   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................       (112,774)    66,383,063
CASH AND CASH EQUIVALENTS:
 Beginning of period.............................     78,736,908     37,688,205
                                                   -------------  -------------
 End of period...................................  $  78,624,134  $ 104,071,268
                                                   =============  =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest........  $   8,039,584  $     215,397

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
 Purchase of vehicles financed by capital lease
  obligation.....................................        863,420        458,058
 Cashless exercise of warrants...................            --         165,220
 Issuance of common stock........................            --         271,875
 Purchase of assets with warrants................            --         169,167
 Issuance of warrants under revolving credit
  facility.......................................            --         723,211
 Purchase of assets with common stock............            --         386,250

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Nine Month Periods Ended September 30, 2000 and 1999
                                  (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: The unaudited consolidated financial statements of Coinstar, Inc. and subsidiaries (the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented.

  These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1999, filed with the SEC. The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

  Loss Per Share: Because the results from operations reflect a net loss for all periods presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding. The following warrants and options have been excluded from the calculation because they are antidilutive:

                                               Nine Month         Nine Month
                                              Period Ended       Period Ended
                                           September 30, 2000 September 30, 1999
                                           ------------------ ------------------
       Warrants...........................       127,652          1,027,652
       Options............................     2,660,450          2,178,944

  Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes the impact of adoption will not be material to the financial statements, taken as a whole. SFAS No. 133, as amended by SFAS No. 137 and 138 is effective for fiscal years beginning after June 15, 2000.

  The SEC recently issued Staff Accounting Bulletin ("SAB") 101, which outlines the reporting requirements for revenue recognition. The Company's accounting policies are in accordance with SAB 101; therefore, there will not be a material impact upon adoption.

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

NOTE 3: FUNDING OF SUBSIDIARY AND ISSUANCE OF OPTIONS

  On February 10, 2000, Meals.com, the Company's e-services subsidiary, sold
5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share, to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, the Company invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, the Company provided a $15.6 million credit facility. At September 30, 2000, the credit facility's available balance was approximately $9.5 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points. The Series A Preferred Stock sold to outside investors has a $5.5 million liquidation preference.

  During the nine months ended September 30, 2000, Meals.com granted options to purchase shares of its common stock to its employees and to employees and non-employee directors of the Company. Such options were issued with an exercise price equal to the fair market value of the common stock on the date of grant. Meals.com has recorded unearned compensation for the options issued to certain Coinstar employees and non-employee directors based on the requirements outlined in SFAS No. 123, Accounting for Stock Based Compensation, and Emerging Issues Task Force Bulletin No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As required by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which was issued in March 2000, the unearned compensation has been eliminated in the consolidated financial statements of the Company.

NOTE 4: BUSINESS SEGMENT INFORMATION

  Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

  The Company is organized into three reportable business segments; the United States core business, the International business and the E-services business (Meals.com). Information about these three segments has been disclosed in the table below.

                                          Nine Month          Three Month
                                         Periods Ended       Periods Ended
                                         September 30,       September 30,
                                       ------------------  ------------------
                                         2000      1999      2000      1999
                                       --------  --------  --------  --------
                                        (In thousands)      (In thousands)
   Revenue:
     United States core business...... $ 73,912  $ 55,634  $ 28,464  $ 21,646
     International business...........      447       134       199        73
     E-services business..............      100         5        44         5
                                       --------  --------  --------  --------
       Total revenues................. $ 74,459  $ 55,773  $ 28,707  $ 21,724
                                       ========  ========  ========  ========
   Net loss:
     United States core business...... $ (6,375) $(10,453) $ (1,827) $ (3,252)
     International business...........     (776)     (992)     (295)     (215)
     E-services business..............   (9,170)   (1,885)   (4,238)   (1,179)
     Minority interest and
      eliminations....................    1,038       --        475       --
                                       --------  --------  --------  --------
       Total net loss................. $(15,283) $(13,330) $ (5,885) $ (4,646)
                                       ========  ========  ========  ========
   Total assets:
     United States core business...... $165,603  $187,163  $165,603  $187,163
     International business...........      870       276       870       276
     E-services business..............   12,347       --     12,347       --
     Intercompany eliminations........  (20,514)   (1,146)  (20,514)   (1,146)
                                       --------  --------  --------  --------
       Total assets................... $158,306  $186,293  $158,306  $186,293
                                       ========  ========  ========  ========

NOTE 5: CREDIT AGREEMENT

  On September 26, 2000, the Company amended the Credit Agreement, dated February 19, 1999, with Imperial Bank, for itself and as agent for Bank Austria Creditanstalt Corporate Finance, Inc., whereby Bank Austria was released from its obligations under the Credit Agreement. The amended Credit Agreement with Imperial Bank provides for a credit facility of up to $13 million, consisting of a revolving loan of $10 million and a term loan of $3 million. The amended Credit Agreement expires in September 2006 and releases the Company from its obligation to maintain minimum deposits with Imperial Bank.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The discussion in this Form 10-Q contains forward-looking statements regarding us, our business, prospects and results of operations that involve risks and uncertainties. Our actual business, prospects and results of operations could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, factors relating to Meals.com's future performance under its contracts, as well as those factors discussed under the caption "Risk Factors" and elsewhere in this report and in our Form 10-K for the year ended
December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

  We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar coin-counting units located in supermarket chains in 45 states across the United States, plus the District of Columbia. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation, or that unit volumes will not be affected by other factors. We expect that as we continue to aggressively expand installations relative to the size of our installed base, the average revenue per unit may decrease as the per unit dollar volume of more mature units increases. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located, the total number of machines in a region relative to the population base in the region, and seasonality. We believe that seasonality affects coin processing volumes because on a relative basis, coin processing volumes have been lower in the months of January, February, September, and October. This trend mirrors the seasonality patterns of our supermarket partners.

  We formed a wholly owned subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. Coinstar International is piloting 56 Coinstar units in Canada to determine the viability of the Canadian market for our services and is piloting 22 Coinstar units in the United Kingdom. In addition, Coinstar International is investigating the viability of our services in selected other countries.

  We also formed a wholly owned subsidiary, Meals.com, in December 1998 to explore the development and deployment of e-services technology, including the in-store Shopper(TM) kiosk. On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share, to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. At September 30, 2000, the credit facility's available balance was approximately $9.5 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points. The Series A preferred stock sold to outside investors has a $5.5 million liquidation preference.

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

  Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion, the expansion of Meals.com, and the significant depreciation expense of our installed network have resulted in significant operating losses and an accumulated deficit of $119.1 million as of September 30, 2000. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our coin counting service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon retailer and consumer acceptance of Meals.com or our possible deconsolidation of Meals.com, the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions, and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation; and, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

  The following table shows revenue and expense as a percent of revenue for the periods ended:

                                              Nine Month        Three Month
                                             Periods Ended     Periods Ended
                                             September 30,     September 30,
                                             ---------------   ---------------
                                              2000     1999     2000     1999
                                             ------   ------   ------   ------
   Revenue.................................   100.0 %  100.0 %  100.0 %  100.0 %
   Expenses:
     Direct operating......................    47.3     50.0     45.4     49.6
     Regional marketing....................    12.0      6.5     17.1      6.0
     Product research and development......     7.1      7.4      6.5      9.4
     Selling, general, and administrative..    23.5     19.5     24.1     17.8
     Depreciation and amortization.........    26.1     25.8     23.9     26.2
                                             ------   ------   ------   ------
   Loss from operations....................   (16.0)%   (9.2)%  (16.9)%   (9.0)%
                                             ======   ======   ======   ======

Three Month Periods Ended September 30, 2000 and 1999

 Revenue

  Revenue increased by 32.1% to $28.7 million for the quarter ended September 30, 2000 from $21.7 million in the comparable 1999 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2000 period. The installed base of Coinstar units increased to 8,091 as of September 30, 2000 from 6,457 units as of September 30, 1999.

 Direct Operating Expenses

  Direct operating expenses increased to $13.0 million for the quarter ended September 30, 2000 from $10.8 million in the comparable 1999 period. The increase in direct operating expenses was primarily attributable to an increase in field service personnel and direct support expenses associated with our growth and expansion into 19 new regional markets. Direct operating expenses as a percentage of revenue decreased to 45.4% in the quarter ended September 30, 2000 from 49.6% in the comparable 1999 period. The decrease in direct operating expenses as a percentage of revenue was the result of (1) the realization of coin pick-up and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

 Regional Marketing

  Regional marketing expenses increased to $4.9 million for the quarter ended September 30, 2000 from $1.3 million in the comparable 1999 period. The increase in regional marketing expense was the result of increased television and other advertising in selected markets. Regional marketing as a percentage of revenue increased to 17.1% in the quarter ended September 30, 2000 from 6.0% in the comparable 1999 period. The increase in regional marketing as a percentage of revenue was the result of (1) increased advertising coverage in selected markets and (2) higher advertising costs.

 Product Research and Development

  Product research and development expenses decreased to $1.9 million for the quarter ended September 30, 2000 from $2.0 million in the comparable 1999 period. The decrease in product research and development costs was primarily due to capitalization of software development costs made in our subsidiary, Meals.com. Product research and development as a percentage of revenue decreased slightly to 6.5% in the quarter ended September 30, 2000 from 9.4% in the comparable 1999 period.

 Selling, General and Administrative

  Selling, general and administrative expenses increased to $6.9 million for the quarter ended September 30, 2000 from $3.9 million in the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenue increased to 24.1% in the quarter ended September 30, 2000 from 17.8% in the comparable 1999 period. The increase in selling, general, and administrative expenses as a percentage of revenue was the result of (1) increasing volumes processed by the network combined with (2) the investments in Meals.com product development, marketing and staffing.

 Depreciation and Amortization

  Depreciation and amortization expense increased to $6.9 million for the quarter ended September 30, 2000 from $5.7 million in the comparable 1999 period. The increase was primarily due to the increase in the installed base of Coinstar units and amortization of software development during the period. Depreciation and amortization as a percentage of revenue decreased to 23.9% in the quarter ended September 30, 2000 from 26.2% in the comparable 1999 period. The decrease in depreciation and amortization as a percentage of revenue was the result of revenues increasing faster than depreciation and amortization.

 Other Income and Expense

  We generated other income of $70,000 for the quarter ended September 30, 2000 primarily due to the subleasing of unused office space.

  Interest income decreased to $542,000 for the quarter ended September 30, 2000 from $1.2 million in the comparable 1999 period. The decrease in interest income is attributed to a decrease in previously invested cash that was subsequently used to repurchase a portion of the Senior Subordinated Discount Notes.

  Interest expense decreased to $2.1 million for the quarter ended September 30, 2000 from $3.1 million in the comparable 1999 period. The decrease was primarily due to the reduced accretion of the Senior Subordinated Discount Notes due 2006 since $34 million was repaid during 1999 using proceeds from our 1999 common stock offering.

 Net Loss

  Net loss increased to $5.9 million for the quarter ended September 30, 2000 from $4.6 million in the comparable 1999 period. The increase in the net loss was primarily due to consolidating the expenses of Meals.com and an increase in our regional marketing. Regional marketing for the quarter ended September 30, 2000 was $3.6 million higher than the comparable 1999 period. Despite an increase in net loss, our direct contribution (i.e., revenue minus direct operating expenses) increased. This reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability. In addition, this profitability may be hampered by the continuing consolidation of Meals.com's losses.

Nine Month Periods Ended September 30, 2000 and 1999

 Revenue

  Revenue increased by 33.5% to $74.5 million for the nine months ended September 30, 2000 from $55.8 million in the comparable 1999 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2000 period. The installed base of Coinstar units increased to 8,091 as of September 30, 2000 from 6,457 units in the comparable 1999 period.

 Direct Operating Expenses

  Direct operating expenses increased to $35.2 million for the nine months ended September 30, 2000 from $27.9 million in the comparable 1999 period. The increase in direct operating expenses was primarily attributable to the increase in field service personnel and direct support expenses associated with our growth and expansion into 19 new regional markets. Direct operating expenses as a percentage of revenue decreased to 47.3% in the nine months ended September 30, 2000 from 50.0% in the comparable 1999 period. The decrease in direct operating expenses as a percentage of revenue was the result primarily of (1) the realization of coin pick-up and processing cost economies from increased regional densities and utilization of cheaper, more efficient coin pick-up methods, and (2) the decline in field service expenses per unit as a percentage of revenue brought about by our increased density in our existing markets.

 Regional Marketing

  Regional marketing expenses increased to $9.0 million for the nine months ended September 30, 2000 from $3.6 million in the comparable 1999 period. The increase in regional marketing expense was the result of an increased level of television and other advertising in selected markets. Regional marketing as a percentage of revenue increased to 12.0% in the nine months ended September 30, 2000 from 6.5% in the comparable 1999 period. The increase in regional marketing as a percentage of revenue was the result primarily of (1) increased advertising coverage in selected markets, and (2) higher advertising costs.

 Product Research and Development

  Product research and development expenses increased to $5.3 million for the nine months ended September 30, 2000 from $4.1 million in the comparable 1999 period. Product research and development as a percentage of revenue decreased to 7.1% in the nine months ended September 30, 2000 from 7.4% in the comparable 1999 period. The decrease in product research and development costs reflects the capitalization of expenditures associated with the software development by Meals.com.

 Selling, General and Administrative

  Selling, general and administrative expenses increased to $17.5 million for the nine months ended September 30, 2000 from $10.9 million in the comparable 1999 period. Selling, general and administrative expenses as a percentage of revenue increased to 23.5% in the nine months ended September 30, 2000 from 19.5% in the comparable 1999 period. The increase in selling, general, and administrative expenses as a percentage of revenue was primarily the result of
(1) increased coin volumes processed by the network combined with (2) investments in Meals.com product development, marketing, and staffing.

 Depreciation and Amortization

  Depreciation and amortization expense increased to $19.4 million for the nine months ended September 30, 2000 from $14.4 million in the comparable 1999 period. The increase was primarily due to (1) the increase in the installed base of Coinstar units during these periods and (2) the increase in amortization of intangible assets. Depreciation and amortization as a percentage of revenue increased to 26.1% in the nine months period ended September 30, 2000 from 25.8% in the comparable 1999 period.

 Other Income and Expense

  We generated other income of $201,420 for the nine months ended September 30, 2000 from the subleasing of unused office space.

  Interest income increased to $1.6 million for the nine months ended September 30, 2000 from $1.4 million in the comparable 1999 period. The increase in interest income is attributed to an increase in invested cash balances during the period resulting from improvements in cash concentration processes.

  Interest expense decreased to $6.2 million for the nine months ended September 30, 2000 from $8.9 million in the comparable 1999 period. The decrease was primarily due to the reduced accretion of the Senior Subordinated Discount Notes due 2006 since $34 million was repaid during 1999 using proceeds from our 1999 common stock offering.

 Net Loss

  Net loss increased to $15.3 million for the nine months ended September 30, 2000 from $13.3 million in the comparable 1999 period. The increase in the net loss was primarily due to consolidating the expenses of our Meals.com subsidiary and an increase in our regional marketing. Regional marketing for the nine months ended September 30, 2000 was $5.3 million higher than the comparable 1999 period. Despite an increase in net loss, our direct contribution (i.e., revenue minus direct operating expenses) increased. This reflects the operating leverage of the Coinstar network resulting from the relatively fixed nature of a number of our costs. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result expect to achieve profitability as our revenue from our larger base of installed units grows proportionately faster than our expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability. In addition, this profitability may be hampered by the continuing consolidation of Meals.com's losses.

Liquidity and Capital Resources

  As of September 30, 2000, we had cash and cash equivalents of $78.6 million, and working capital of $30.0 million. Cash and cash equivalents include $38.0 million of funds in transit that represent amounts being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2000, compared to $13.9 million provided in the comparable 1999 period. The decrease in cash provided by operating activities is primarily related to decreases in debt discount amortization, accounts payable and accrued expenses partly offset by an increase in depreciation and amortization.

  Net cash used by investing activities for the nine months ended September 30, 2000 was $14.0 million compared to $29.6 million used in 1999. Capital expenditures during the nine months ended September 30, 2000 were $19.3 million compared to $25.2 million in the comparable 1999 period. Capital expenditures decreased primarily due to the decreased purchases of Coinstar units. Net cash provided by financing activities for the nine months ended September 30, 2000 was $6.3 million, which primarily was the result of (1) proceeds from the sale of preferred stock by Meals.com and (2) proceeds from the exercise of stock options and employee stock purchases, offset by (3) payments on long-term debt. Net cash provided by financing activities for the comparable 1999 period was $82.1 million, which was the result of proceeds from the sale of common stock and proceeds from the exercise of employee stock options, offset by principal payments on long-term debt, and financing costs associated with the long-term credit facility.

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

  As of September 30, 2000, we had available secured irrevocable letters of credit with two banks and a landlord that totaled $6.8 million. These letters of credit, which expire through August 31, 2001, are available to collateralize certain obligations to third parties. As of September 30, 2000, no amounts were outstanding under these letters of credit agreements.

  On September 26, 2000, we amended the Credit Agreement, dated February 19, 1999, with Imperial Bank, for itself and as agent for Bank Austria Creditanstalt Corporate Finance, Inc., whereby Bank Austria was released from its obligations under the Credit Agreement. The amended Credit Agreement with Imperial Bank provides for a credit facility of up to $13 million, consisting of a revolving loan of $10 million and a term loan of $3 million. The amended Credit Agreement expires in September 2006 and releases the Company from its obligation to maintain minimum deposits with Imperial Bank.

  As of September 30, 2000, we had outstanding $61.0 million of our senior notes. We paid our first cash interest payment of $4.0 million on March 31, 2000. We will have debt service obligations of over $7.9 million per year until October 2006 when the principal amount of $61.0 million will be due. The Indenture governing the notes contains covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

  On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share, to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Preferred Stock. The holders of Series A Preferred Stock and Series A-1 Preferred Stock generally have identical rights, except that the holders of Series A Preferred Stock are entitled to one vote per share while holders of Series A-1 Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. At September 30, 2000, the credit facility's available balance was approximately $9.5 million. Interest accretes on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points. The Series A Preferred Stock sold to outside investors has a $5.5 million liquidation preference.

  We believe existing cash and cash equivalents, our $13.0 million credit agreement with Imperial Bank, and cash generated from operations will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months for the continued expansion of the domestic Coinstar network at the recent installation rate, to continue to fund the pilot deployment of Coinstar units internationally, and to fund the development and marketing of new products and enhancements. After that time, the extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will be increased. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the success of our marketing initiatives, the level of market acceptance of our service, the feasibility of international expansion, and potential new product and service offerings, and product and service enhancements.

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

                                                  Three-month periods ended
                          --------------------------------------------------------------------------------
                          Sept. 30,  June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,  Mar. 31,  Dec. 31,
                            2000       2000      2000      1999      1999       1999      1999      1998
                          ---------  --------  --------  --------  ---------  --------  --------  --------
                                         (Dollars in thousands except per unit data)
Consolidated Statements
 of Operations
Revenue.................  $ 28,707   $ 24,714  $ 21,037  $ 21,959  $ 21,723   $ 18,258  $ 15,791  $ 14,802
Expenses:
 Direct operating.......    13,045     11,733    10,422    10,938    10,783      9,176     7,939     7,458
 Regional marketing.....     4,906      3,567       493     2,756     1,294      1,012     1,318     1,077
 Product research and
  development...........     1,858      1,710     1,732     1,441     2,035      1,155       940     1,138
 Selling, general and
  administrative........     6,911      5,502     5,056     4,135     3,877      3,628     3,381     3,579
 Depreciation and
  amortization..........     6,852      6,409     6,166     5,934     5,698      4,580     4,103     3,669
                          --------   --------  --------  --------  --------   --------  --------  --------
Loss from operations....  $ (4,865)  $ (4,207) $ (2,832) $ (3,245) $ (1,964)  $ (1,293) $ (1,890) $ (2,119)
                          ========   ========  ========  ========  ========   ========  ========  ========

United States Core
Number of new Coinstar
 units installed during
 the period.............       340        328       423       488       668        540       416       375
Installed base of
 Coinstar units at end
 of period..............     8,013      7,673     7,345     6,922     6,434      5,766     5,226     4,810
Average age of network
 for the period
 (months)...............      26.2       24.5      22.9      21.4      20.3       19.8      19.0      17.6
Number of designated
 marketing areas
 (DMA's)................        99         90        83        83        80         72        62        57
Dollar value of coins
 processed..............  $319,828   $275,512  $235,125  $245,315  $243,213   $204,629  $177,258  $187,241
Revenue.................    28,465     24,521    20,926    21,833    21,646     18,212    15,776    14,792
Annualized revenue per
 average installed
 unit(1)................    14,539     13,118    11,740    13,052    14,158     13,350    12,717    12,936
Direct contribution(2)..    15,578     12,894    10,646    10,978    10,938      9,121     7,887     7,334
Direct contribution
 margin.................      54.7%      52.6%     50.9%     50.3%     50.5%      50.1%     50.0%     49.6%
Annualized direct
 contribution per
 average installed
 unit(1)(2).............  $  7,957   $  6,898  $  5,973  $  6,563  $  7,154   $  6,686  $  6,357  $  6,414
Regional marketing......     4,906      3,567       493     2,756     1,317        989     1,319     1,077
Research and
 development............       825        808       744       919     1,643        838       779     1,138
Selling, general, and
 administrative.........     4,275      3,987     4,075     3,167     3,094      3,178     3,193     3,209
EBITDA(3)...............     5,572      4,532     5,334     4,136     4,884      4,116     2,596     1,910

International--100% owned
 subsidiary
Revenue.................       198        150        98        88        73         46        15        11
Total operating
 expenses...............       467        358       331       382       283        496       335       369

E-Services--89% owned
 subsidiary
Revenue.................        44         43        14        39         5        --        --        --
Total operating
 expenses...............     3,459      2,261     1,841     1,249     1,010        469       122       --

--------
(1) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

(2) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as an alternative to gross margin, income (loss) from operations, net income
    (loss), or any other measure of performance under GAAP.

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

  We believe that coin processing volumes have been affected by seasonality. In particular, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality patterns of our supermarket partners. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due the lack of comparable companies engaged in the coin processing business.

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

  The SEC recently issued Staff Accounting Bulletin ("SAB") 101, which outlines the reporting requirements for revenue recognition. Our accounting policies are in accordance with SAB 101; therefore, there will not be a material impact upon adoption.

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

  We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception in 1991. Our net loss was $29.6 million for 1997, $24.0 million for 1998, and $21.4 million for 1999. As of September 30, 2000, we had an accumulated deficit of $119.1 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters, depreciation and amortization and losses attributable to our Meals.com subsidiary. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units and seek to develop and market new products, services and enhancements, including the development and deployment of our electronic commerce technology, including Meals.com and the in-store Shopper kiosk.

  Our coin processing service is our major source of revenue. We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenue from the operation of Coinstar units. Accordingly, market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to lack of market acceptance, technological change, competition or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. To date, we have not derived any significant revenue from our e-services technology and do not anticipate significant revenue from this source in the near future.

  Our future profitability is uncertain and may be hampered by the continued consolidation of Meals.com's losses. After several years of development, we commenced commercial deployment of Coinstar units in 1994 and placed approximately 78% of our current installed base in 1997, 1998 and 1999. Therefore, there is limited historical financial information on which to base an evaluation of our performance. We cannot be certain that we will install a sufficient number of our Coinstar units or obtain sufficient market acceptance to allow us to achieve or sustain profitability, or generate sufficient cash flow to meet our capital and operating expenses and debt service obligations.

  Our majority-owned subsidiary, Meals.com, is an early-stage Internet start-up and is subject to the risks encountered by similarly situated companies. Meals.com has incurred substantial losses since its inception in 1998. Our portion of its net loss for 1999 was $3.2 million. As of September 30, 2000, our portion of its accumulated deficit was $11.2 million. Meals.com's success will be dependent upon various factors, including the ability to:

  .  gain market acceptance of its products and services,

  . achieve effective and measurable results for its supermarket and packaged goods manufacturer customers,

  .  successfully execute on its customer contracts, and

  . continue to develop and update its technologies to keep pace with the growth of the Internet and changes in technology.

  The market that Meals.com is entering is relatively untested and as a result it is difficult to predict future performance.

  Our Board of Directors appointed a special committee comprised of outside directors to evaluate alternatives concerning a potential deconsolidation of Meals.com's financial results from our financial results. We are uncertain as to whether a deconsolidation will be feasible or what impact a deconsolidation will have on our stock price if accomplished.

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

  We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our executive officers and key employees, all of whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. On November 2, 2000, we announced that Dan Gerrity, our chief executive officer, was resigning effective November 15, 2000. The inability to attract and retain necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

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

  . market acceptance of Meals.com and the potential deconsolidation of Meals.com, and

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

  We generally have separate agreements with each of our retail partners, providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in two supermarket chains, The Kroger Co. and Safeway, Inc., accounted for approximately 32% and 11%, respectively, of our revenue in 1999. (In May 1999, Kroger and Fred Meyer merged to become The Kroger Co.). In the quarter ended September 30, 2000, these two chains accounted for approximately 27% and 11%, respectively, of our revenue. In addition, Albertson's, Inc. accounted for approximately 12% of our revenue for the quarter ended September 30, 2000. The termination of any one or more of our contracts with our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors. Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. We believe that coin processing volumes are affected by seasonality; in particular, we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality patterns of our supermarket partners. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends in use are inherently uncertain due to a variety of factors, including success in the timely deployment of a substantial number of additional Coinstar units, consumer awareness and demand for our coin processing services, and the lack of comparable companies engaged in the coin processing business.

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

  Control of our shares is concentrated with a relatively small number of stockholders. A significant portion of our shares are controlled by a relatively small number of stockholders. One such stockholder recently filed with the Securities and Exchange Commission a Schedule 13D that stated that the stockholder had been communicating with our Board of Directors, officers and other stockholders regarding ways to enhance stockholder value, but that such stockholder has no present plans or intentions to acquire or dispose of any of our securities other than for the purpose of investment. There can be no assurance, however, that such stockholder's intentions will not change in the future or that other stockholders will not make a similar filing.

  We have substantial indebtedness. As of September 30, 2000, we had outstanding indebtedness of $62.2 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We paid our first semi-annual cash interest payment on the senior notes on March 31, 2000. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences, including our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes may be materially limited or impaired. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

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

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 14 United States patents and 3 International patents relevant to aspects of self-service coin processing. We also have additional patents pending in the United States and several foreign jurisdictions.

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

  Expansion into Europe and other countries, if undertaken, will present challenges different from those faced in the United States. We expect to face greater competition than currently is the case in the United States because banks in Europe and other countries typically offer coin-counting services to their customers and most of the world's self-service coin-counting machine manufacturers are located in Europe. Some of these manufacturers have been involved in attempts to set up networks similar to ours. In addition, local laws and market conditions may require us to change our fee structure. We also will face a number of technical challenges as we attempt to expand into Europe and other countries. In several areas, close national borders may require that our units be able to handle as many as nine different national coin sets, as well as the new Euro coin. Supermarkets in Europe in particular tend to be smaller than those in the United States. Because of this, floor space is more of an issue than in the typical supermarket in the United States. As a result, it may be necessary for us to reduce the size of our unit to succeed in Europe and other countries. Reducing our unit size could present technical challenges and the smaller capacity that might result from a smaller unit could increase operating costs in servicing the units. Many local laws do not permit stores to be operated on a 24-hour, seven-day per week basis. This could reduce volumes and present challenges in our servicing of the units. We also expect to face higher telecommunications costs in Europe and other countries than in the United States, and a foreign network may need to make extensive use of cellular communications.

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

                          Nine Months
                             Ended                  Year Ended December 31,
                         September 30, -------------------------------------------------------
Interest Rate Risk           2000       2000     2001     2002     2003     2004    Thereafter
------------------       ------------- -------  -------  -------  -------  -------  ----------
                                                  (In Thousands)
Capital lease
 obligations............    $ 1,594    $ 1,387  $   625  $    98      --       --        --
Average interest rate...      10.37%     10.37%   10.37%   10.91%     --       --        --
Fixed long-term debt....     60,980    $60,980  $60,980  $60,980  $60,980  $60,980   $60,980
Average interest rate...       13.0%      13.0%    13.0%    13.0%    13.0%    13.0%     13.0%
Variable senior
 revolving debt.........    $   500    $   500  $   500  $   500  $   500  $   500   $   500
Average interest
 rate(*)................       10.3%      10.3%    10.3%    10.3%    10.3%    10.3%     10.3%

--------
* As of June 30, 2000, the interest rate decreased from Imperial Bank's prime rate plus 200 basis points to its prime rate plus 50 basis points due to our performance with respect to certain financial ratios.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

Exhibit
Number                                Description of Document
-------                               -----------------------
 4.1(1)  Senior Secured Note dated February 10, 2000, executed by Meals.com, Inc. on behalf of Coinstar, Inc.

 4.2     Fifth Amendment to Credit Agreement between Coinstar, Inc. and Imperial Bank, dated September 26, 2000.

27.1     Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by the Registrant on February 18, 2000.

  (b) Reports on Form 8-K:

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Coinstar, Inc.
                                          (registrant)

                                                  /s/  Diane L. Renihan
                                          By: _________________________________
                                                      Diane L. Renihan
                                                  Chief Financial Officer
                                                     November 14, 2000

                                 Exhibit Index

 Exhibit
 Number                        Description of Document
 -------                       -----------------------
  4.1(1) Senior Secured Note dated February 10, 2000, executed by Meals.com,
         Inc. on behalf of Coinstar, Inc.

  4.2    Fifth Amendment to Credit Agreement between Coinstar, Inc. and
         Imperial Bank, dated September 26, 2000.

 27.1    Financial Data Schedule.

--------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K (file number 000-22555) filed by the Registrant on February 18, 2000.

  (b) Reports on Form 8-K:

  None