Form 10-K
period 2000-12-31
COINSTAR INC
filed 2001-03-30
CIK 941604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                         Common Stock, $0.001 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ______

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on February 28, 2001 as reported on the NASDAQ National Market, was approximately $190,947,784. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at February 28, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  As of February 28, 2001, there were 20,594,069 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                                     Index

PART I

  Item 1.   Business.................................................  Page 3
  Item 2.   Properties...............................................  Page 17
  Item 3.   Legal Proceedings........................................  Page 17
  Item 4.   Submission of Matters to a Vote of Security Holders......  Page 17

PART II
  Item 5.   Market for the Registrant's Common Stock and Related
            Stockholder Matters......................................  Page 18
  Item 6.   Selected Financial and Other Data........................  Page 19
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................  Page 21
  Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk.....................................................  Page 29
  Item 8.   Financial Statements and Supplementary Data..............  Page 29
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure......................  Page 29

PART III
  Item 10.  Directors and Executive Officers of the Registrant.......  Page 30
  Item 11.  Executive Compensation...................................  Page 32
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management...............................................  Page 36
  Item 13.  Certain Relationships and Related Transactions...........  Page 38

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.................................................  Page 39
 SIGNATURES .........................................................  Page 41

                                    PART I

Item 1. Business.

  Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Summary

  We are the first and only company to own and operate a nationwide fully-automated network of self-service coin-counting machines installed in supermarkets across the United States. We have relationships with 19 of the 20 largest supermarket chains in the United States, a well-trained field service organization and a sophisticated, highly secure and scalable nationwide communications network. We consider this our core business segment. We are also developing other business segments that leverage the core business's established platform and that offer growth opportunities. Our wholly-owned international coin-counting business, Coinstar International, Inc. is piloting 27 Coinstar(R) units in the United Kingdom with Tesco Stores Ltd, Sainsbury's Supermarkets Ltd and Asda Stores Ltd, the three largest grocery retailers in the United Kingdom. Coinstar International is also piloting 58 units in Canada. We are also capitalizing on our extensive retail relationships and our fully-automated network of self-service coin-counting machines through our 89%-owned subsidiary, Meals.com, Inc. Meals.com is an online and in-store grocery marketing business designed to drive sales for supermarket retailers and consumer packaged goods manufacturers by directly targeting individual consumers at various points in the "plan-shop-cook-eat" cycle and by influencing consumer purchasing behavior.

  We launched our U.S. core business with the installation of the first Coinstar unit in 1994. Since inception, our core business has counted and processed more than 76 billion coins with a value of over $3.3 billion in more than 100 million customer transactions. Our coin-counting units provide consumers with a fun, accurate and convenient means of converting accumulated change into cash. With over 200 retail partners, primarily supermarket chains, we currently operate more than 8,400 Coinstar units in approximately 121 regional markets across the United States. Our network of machines is available to over 137 million consumers in 46 states and the District of Columbia.

  The Coinstar coin-counting unit, which is about the size of an ATM, is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. It accepts consumers' loose change and then prints out a voucher listing the total number of coins counted by denomination and dollar value, less our processing fee. Consumers may then apply the vouchers to their retail purchases or redeem the vouchers for cash. Our coin-counting service provides consumers with a convenient and reliable means of converting loose coins into spendable cash. Our service also benefits our retail partners by enhancing customer service, increasing store traffic, promoting sales, reducing internal store coin handling expenses and providing an additional source of revenue.

  Our Coinstar units, each of which is powered by a Pentium(R) PC, are designed to operate as part of a scalable, two-way, wide-area communications network. Our highly sophisticated logistics organization relies on this network to manage the process of efficiently collecting and processing over
2.5 billion coins per month. Our
intelligent fully-automated network enables us to track each machine 24 hours a day and provides key financial data and operating statistics to our field service representatives, coin transportation partners, processing partners, banks and our headquarters.

  Our dedicated field service organization of approximately 250 technicians is linked to the Coinstar network, and each field service technician receives a report every morning via modem detailing which units in their technical service territory require maintenance or repair work. In addition, they receive real-time information throughout the day via wireless paging. The field service organization provides highly responsive service to our customers and retail partners by performing preventive maintenance and repair on each Coinstar unit which enables us to maintain a system-wide unit availability of 98% and 99.9996% accuracy.

  Our transportation partners are also linked into the central control system of our network and receive daily reports that detail which Coinstar units need to be emptied of accumulated change. This enables dynamic route scheduling. The transportation partners pick up the accumulated change and deliver it to a commercial processing facility where the coins are counted and sorted. The counts are re-verified and checked against the central control system's unit count to ensure accuracy. When the verification process is completed, the coins are deposited in the local bank. An automatic wire is sent to the supermarket retailer for 91.1% of the coin value (as reimbursement for cash paid to the consumer) and the remaining 8.9% of the coin value is wired to our core business' operating bank account. We then pay 1.0% of the coin value to our supermarket retailer as revenue sharing.

  Our intelligent network and well-trained field service organization, combined with our prime retail locations, has enabled us to form a strategic platform from which we can deliver additional value-added services to consumer and retail partners. During 2000, we ran national promotions with the U.S. Mint, Disney Channel, Wherehouse Music and J.C. Penney Portraits. Promotions such as these, through which customers receive something free in return for using the Coinstar machine, help drive increased traffic to the Coinstar machine and attract new consumers. We are also building awareness and attracting new customers by offering the opportunity to donate coins to non-profit organizations through a cause-marketing program called Coins that Count(R). A customer who makes a donation through the Coins the Count program receives a receipt for the coins deposited, which is fully tax deductible (the non-profit organization receives 92.5% of the total funds). We now have strategic relationships with the American Red Cross and The U.S. Fund for UNICEF. In addition, we work closely with our supermarket partners to support numerous local non-profit organizations.

Recent Developments

  On February 8, 2001, we announced that we engaged JPMorgan & Co. as financial advisor to assist us in exploring strategic alternatives to enhance stockholder value. See Risk Factors, "Our exploration of strategic alternatives may not be successful".

Significant Coin Recycling Opportunity in the United States

  We believe the market for coin recycling is very large and virtually untapped. Traditionally, banks and other depository institutions have been the primary means by which consumers could convert coins into cash, but they typically have provided the service only to their customers and generally only after the customer has pre-sorted, counted and wrapped the coins--a very inefficient and labor intensive process. We estimate that approximately 290 billion cash transactions occur on an annual basis in the United States. Assuming the change generated by each such cash transaction averages fifty cents, the resulting annual coin flow from such transactions would be approximately $145 billion. Based on the current population in the United States, we believe the average person handles approximately $600 in coins each year. The prevalence of coins in cash transactions and the lack of a convenient alternative for converting coins into cash have resulted in the continual accumulation of coins. According to U.S. Mint data, only $8 billion of the $15 billion in coins produced over the last 25 years, the useful life of a coin, are regarded as circulating, and we believe there is an estimated $7 billion of non-circulating coins.

Growth Strategy

  Our objective is to enhance our position as the leading provider of self-service coin-counting and processing services and to develop new value-added services that can be delivered through the Coinstar network. Key elements of our growth strategy include:

  Expanding the U.S. core Coinstar network. We plan to continue to expand our presence in supermarkets as our primary retail location because of the prevalence of large regional chains, geographic concentration of stores and recurring consumer traffic. We are targeting supermarkets in the 100 largest metropolitan areas in the country, which include approximately 22,000 of the approximately 30,000 supermarkets in the United States. We believe that between 11,000 and 15,000 of these supermarkets are viable primary retail locations. We believe an opportunity exists to increase the number of Coinstar units installed through increased penetration of existing retail partner stores as well as by entering into contracts with new partners. Supermarkets offer a large market of potential consumers, a convenient location for multiple consumer visits and opportunities for large-scale deployments.

  The following table sets forth data that highlight our growth in U.S. unit installations:

                                           Year Ended December 31,
                                ----------------------------------------------
                                  1996     1997     1998     1999      2000
                                -------- -------- -------- -------- ----------
Installed base of Coinstar
 units.........................    1,501    3,204    4,810    6,922      8,424
Number of regional markets.....       38       66       84      103        121
Value of coins processed (in
 thousands).................... $115,476 $332,526 $623,258 $870,415 $1,145,262

  Increasing consumer use of our coin-counting service. We promote consumer trials of the Coinstar unit through commercial media, such as television and radio, and in-store promotions. We believe that building greater awareness of our service will significantly enhance the growth of our core coin recycling business. During 2000, we commissioned NFO WorldGroup, an independent research company, to perform a study regarding customer awareness and usage of our machines. Their November 2000 study indicated that approximately 13% of the people living in markets where Coinstar machines have been installed for 12 months or more have tried our service. According to a follow-up research study by NFO WorldGroup in January 2001, 78% of people who have tried our service indicate a likelihood to use it again. In addition, we are developing other value-added services to broaden consumer appeal of the Coinstar units and promote greater trial and use.

  Improving our U.S. core profit margins through increased efficiencies. Over the past seven years, we have continued to improve and/or maintain our profit margins in our U.S. core business through increased efficiencies resulting from our expansion, including i) increased regional densities and ii) more effective utilization of the Coinstar network and our field service organization. In addition, we have built an effective management, marketing, sales and administrative team. We believe this infrastructure can support substantial growth in Coinstar unit installations and the introduction of new products and services.

  Leveraging our existing network of over 8,400 U.S. core Coinstar machines. With our expanding base of Coinstar units, we are able to conduct national promotions that increase usage and awareness while delivering additional value and products to consumers in a retail environment through our secure printers. During 2000, we ran national promotions with the U.S. Mint, Disney Channel, Wherehouse Music and J.C. Penney Portraits. These types of promotions, through which the customer receives something free of charge if they utilize the Coinstar machine, help drive increased traffic to the Coinstar machine and attract new consumers. We are also building awareness and attracting new customers by offering the opportunity to donate coins to non-profit organizations through a cause-marketing program called Coins that Count. In addition, we believe significant growth opportunities exist by leveraging our existing network through the addition of value enhancing, high margin services such as selling pre-paid cash cards and other items through our Coinstar machines.

  Leveraging the U.S. core's platform with Coinstar International. Coinstar International is expanding in the United Kingdom. As of December 31, 2000, we have installed 28 Coinstar units on a trial basis in Tesco

Stores Ltd, Sainsbury's Supermarkets Ltd and ASDA Stores Ltd, the three largest grocery retailers in the United Kingdom. We believe the United Kingdom offers an attractive market opportunity given the higher coin content of British currencies and similar customer profiles to the United States. In addition, British supermarkets are leaders in providing financial services to their customers and in using technology in their stores to add value to the shopping experience.

  Leveraging our U.S. core relationships, prime retail locations and the Internet to provide value-added services to consumers and our retail partners through Meals.com. Our relationships with leading supermarket chains, our prime retail locations and the Coinstar network form a strategic platform from which we are able to deliver additional value-added services to consumers and our retail partners. Meals.com connects consumers, grocery store retailers and manufacturers through online and in-store technologies that provide shoppers with relevant information and special offers based on their personal preferences.

The Coinstar Network

Coinstar Unit

  Our coin processing unit is comprised of a coin input and patented cleaning process, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. Our Coinstar unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. The counter system in our Coinstar unit detects and removes foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. Since the first commercial introduction of our Coinstar unit in 1994, we have improved the unit to decrease problems from clogging or malfunctioning from moisture, dirt, lint, and other debris. These improvements in Coinstar units have reduced downtime and as a result, reduced maintenance costs. Since October 1996, Coinstar has received 18 United States patents and 5 international patents relating to aspects of self-service coin processing. Our proprietary technology has enabled our coin processing units to be available to customers on a more consistent basis. In the event of any malfunction, our units have a telephone handset so our retail partners can connect directly to our customer service center using a toll free number. The reliability of our Coinstar unit and the utilization of our communications network have resulted in a unit availability rate of 98%.

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

Intelligent Communications and Information Systems

  Our Coinstar units are designed to operate as part of a scalable, two-way, wide-area communications network. This network allows Coinstar units to transmit key financial data and operating statistics to our headquarters on a daily basis. We use this information to accurately track unit coin flow and operating performance, enabling us to schedule just-in-time coin pick-ups, provide unit service and perform essential accounting and reporting functions. In addition, this network enables us to configure and update the units remotely with a variety of operational and marketing data. The network and associated features provide the following key benefits:

  . Downloadable Information, Software Programs and Systems
    Enhancements. With a scalable, two-way network, we can send information to a Coinstar unit, customized to each unit's location, store specific advertising, on-screen promotions and coupons. In addition, our network enables us to download new versions of application and operating system software to Coinstar units. This ability to perform multiple functions remotely eliminates costly on-site visits and lowers our per unit operating costs.

  . Enhancement of Field Service Productivity. Each Coinstar unit generates daily performance and operating reports that are transmitted over the network to our headquarters for consolidation. We can then electronically distribute this information through our network to our field service employees, which enables us to better utilize field service and transportation personnel. Information on individual unit usage and operations help us manage the efficiency of coin collection and transportation activities and reduce downtime resulting from units that are full of coins.

  . Financial Reporting and Reconciliation. We receive financial data and operating statistics through the network on a daily basis. The financial and accounting information is reconciled with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy, speed and control of each deposit. In addition, our retail partners automatically receive weekly facsimile or email reports generated by the network detailing information such as transaction volumes and deposits made for each store.

  . Automated Tracking of Coin Collection, Processing and Deposits. Our wide-area and local-area networks are securely linked using sophisticated networking equipment that enables us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

  . Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our rapid installation of Coinstar units. The components of the Coinstar network that reside at headquarters operate on widely available personal computers with advanced reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors, allowing for efficient and effective communication between our employees, supermarket partners and armored car carriers.

Field Service Organization

  We have retained a dedicated field service organization of third party providers and approximately 250 field service personnel and supporting employees. Our field service organization provides highly responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repairs. Key components of the field service organization include:

  . Field Service Personnel. In all our markets, our field service employees have the primary direct contact with our consumers and retail partners. Each field service team member is connected to our wide-area communications network by laptop computer, mobile phone and pager. Each Coinstar unit provides specific service information to the responsible field service employee by directly paging the employee with current operating information based on a series of predetermined performance criteria.

  . Transportation and Processing Services. Generally, we contract with third parties to transport and process coins deposited in Coinstar units. We believe the use of these contracted resources allows growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning the Coinstar unit, transporting the coins for processing at the coin processing facilities and depositing the coins to our local depository. We have an automated tracking system for tracking each deposit to each retail partner's account, as well as our bank account.

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

Key Benefits of the Coinstar Network to Our Retail Partners

  Our retail partner marketing strategy is to significantly increase our penetration with existing leading retail partners as well as to establish relationships with new leading retail partners in the 100 largest metropolitan areas in the United States. Our Coinstar units are located in a majority of the leading supermarket chains, such as Kroger's, Safeway, Albertson's, and Ahold.

  When marketing to supermarkets, we highlight the benefits of our service, including an additional revenue source, increased store traffic and sales and decreased internal store coin handling expenses. In addition, we highlight our belief that our Coinstar unit enables supermarkets to provide an additional convenient service to their customers using minimal store space, while incurring virtually no additional cost.

  . Increases Revenues. We provide our retail partners an additional source of revenue through the sharing of our processing fee.

  . Increased Store Traffic. We believe the Coinstar unit helps to increase store traffic by providing consumers with a fun, accurate and convenient means of converting accumulated change into cash. A January 2001 research study by NFO WorldGroup indicated that 59% of the Coinstar users were "very likely" or "somewhat likely" to visit another store to use a Coinstar unit if no unit were installed in the store they regularly visit.

  . Promotes Sales. The January 2001 research study by NFO WorldGroup also found that Coinstar units promote incremental sales for retailers by adding new disposable income in shoppers' hands. Forty percent of Coinstar users spend part or all of their cash voucher in the store. Consumers often view their coin jars as "found money" and retailers enjoy access to this additional disposable income.

  . Reduces Internal Coin Handling Expenses. We offer our retail partners the ability to process and count coins without any processing fee subject to certain restrictions, such as day of the week. We believe that this service reduces our retail partners' internal coin handling expenses and losses.

Our Marketing Strategies

  Since we offer a unique consumer service through our convenient, self-service coin processing units, an important element of our marketing strategy is to increase consumer trials of our service. Nationally, we promote the Coinstar unit to consumers through public relations and various media, including freestanding newspaper advertisements, billboards, radio and television commercials and targeted mailings. On a local basis, we market to our retail partners' existing customer base by communicating through advertising media already used by our partners. These joint marketing efforts include cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers or printed bags, shelf talkers, in-store demonstrations and other merchandising aids. We plan to continue to use effective promotional opportunities in new markets and in the expansion of existing markets with new or existing retail partners. We have generally found local, regional and national press interested in our coin processing service and willing to devote space and airtime to help us communicate our message.

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

  We are also developing other programs designed to increase the breadth and volume of consumer usage. For example, in May 1997, we began the Coins That Count cause-marketing program that we believe provides non-profit organizations with a very cost- effective means of raising money. This philanthropic service provides consumers with a simple means for making tax-deductible donations. Instead of receiving vouchers to be redeemed at the retail partner's checkout counter, consumers receive printed receipts evidencing the value of their donations. The non-profit organization receives 92.5% of the total funds, which is one of the highest pass-through rates for non-profit organizations. In 1998, we began a national relationship with The U.S. Fund for UNICEF as the designated coin processor for their annual Trick or Treat for Unicef program. During 2000, we initiated a relationship with the American Red Cross whereby the Coinstar network will help raise money for Red Cross disaster relief. The American Red Cross prominently mentions this donation capability in their information to the press during times of disaster. In addition, we work closely with our supermarket partners to support numerous local non-profit organizations.

Product Research and Development

  We believe that strong product research and development capabilities are essential to maintaining the competitiveness of our product and service offerings. Since inception, we have focused our research and development efforts on developing and enhancing our operating system and support network for continued expansion of our network and addition of value-added services. As of December 31, 2000, we employed 54 software engineers, information technology specialists and other professional staff in these efforts. We also contract with a number of specialized outside consultants for additional services.

Manufacturing and Supply

  Coinstar units are assembled by SeaMed, a division of Plexus Corporation. SeaMed is a contract manufacturer in Redmond, Washington that utilizes several subsuppliers to provide components and subassemblies. Each Coinstar unit is manufactured to our proprietary designs and specifications. We own all designs, documentation, tooling, specialized fixtures and test equipment. SeaMed inspects and tests each unit for quality assurance prior to shipment. We believe that using contract manufacturers has several advantages including decreasing capital investment in property, plant and equipment, the ability to leverage contract manufacturers' purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers' broad technical and process expertise.

Proprietary Rights

  We regard the protection of our patents, copyrights, service marks, trademarks, trade dress and trade secrets as important to our success. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors.

  We have made several technological advances relating to self-service coin processing that we believe are important to the successful operation of the Coinstar unit in a self-service environment. These advancements are implemented both mechanically and through our wide-area network software. These technologies enable the Coinstar unit to operate effectively in light of moisture, dust, lint, dirt, paper, paper clips, and other debris with infrequent clogging or malfunctioning. Since October 1996, Coinstar has received 18 United States patents and 5 international patents relating to aspects of self-service coin processing.

Competition

  We are the first and only company to own and operate a national network of self-service coin processing machines. We believe that our key competitive advantages include our technology and expertise developed over the past seven years, the nationwide Coinstar network, our dedicated field service organization, our strong relationships with a majority of the leading supermarket chains in the United States and our proven ability to execute our rollout strategy. We compete on a regional basis with several direct competitors that operate self-service coin processing machines. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete directly or indirectly with banks and similar depository institutions for coin conversion customers. We may also compete with supermarket retailers that decide to purchase and service their own coin-counting equipment. Banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

Employees

  As of December 31, 2000, we employed 504 full-time employees and 48 part-time employees including employees at our international and Meals.com subsidiaries. None of our employees is represented by a union and management believes our employee relations are good.

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

  We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception. Our net loss was $24.0 million in 1998, $21.4 million in 1999 and $22.7 million in 2000. As of December 31, 2000, we had an accumulated deficit of $126.5 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters, depreciation and amortization and losses attributable to our Meals.com subsidiary. We expect to continue to incur operating losses as we continue to increase our installed base of Coinstar units in the United States and other countries and seek to develop and market new products, services and enhancements, including the development of our Meals.com business.

  Our future profitability is uncertain and may be hampered by the continued consolidation of Meals.com's losses. We cannot be certain that we will install a sufficient number of our Coinstar units or maintain existing levels of customer utilization to allow us to achieve profitability, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations.

  Our majority-owned subsidiary, Meals.com, is an early-stage infrastructure provider that connects consumers, retailers and packaged goods manufacturers. Meals.com is subject to the risks encountered by early-stage companies, particularly those in the consumer e-commerce industry. Meals.com has incurred substantial losses since its inception in 1998. Our portion of its net loss for 2000 was $13.6 million. As of December 31, 2000, our portion of Meals.com's accumulated deficit was $17.1 million. Our future profitability will likely be delayed due to continuing losses of Meals.com. Meals.com's success will be dependent upon various factors, including the ability to:

  . raise additional funds to meet its working capital needs,

  . in market acceptance of its products and services,

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

  Our future operating results remain uncertain. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and customer utilization of our service. Our future operating results will depend upon many other factors, including:

  . the level of product and price competition,

  . the processing fee we charge consumers in the United States to use our service which has been 8.9% since December 1998,

  . the amount of our processing fee that we share with our retail partners,

  . our success in expanding our network and managing our growth,

  . our ability to develop and market product enhancements and new products, such as those being developed by Meals.com, and the timing of such product enhancements,

  . our ability to enter into and penetrate new international markets, such as the United Kingdom, and other selected foreign markets,

  . activities of and acquisitions by competitors,

  . the ability to hire additional employees,

  . the timing of such hiring and the ability to control costs, and

  . customer utilization at existing levels.

  The success of our Meals.com subsidiary is uncertain. We have committed significant resources and capital to develop and market the Meals.com products and services including the Meals.com family of web-sites and the in-store Shopper(TM) kiosk. The products and services offered by Meals.com are relatively untested, and we cannot assure you that we will achieve market acceptance for any such products and services. In addition, the in-store Shopper kiosk is currently only in a pilot phase. Moreover, these and other new products and services may be subject to significant competition with offerings by potential competitors in addition to companies that compete in our coin processing business. Many of these competitors have significantly greater technological expertise and financial and other resources than we do. In the absence of significant market acceptance of Meals.com's products and services, Meals.com is not likely to generate sufficient revenues to cover its operating expenses and capital expenditures.

  Our exploration of strategic alternatives may not be successful. In November 2000, our Board of Directors appointed a special committee comprised of outside directors to evaluate alternatives concerning a potential deconsolidation of Meals.com's financial results from our financial results. In addition, in February 2001, we engaged JPMorgan & Co. to advise us in exploring a broader range of strategic alternatives for enhancing Coinstar's stockholder value. We are uncertain as to what strategic alternatives may be available to us or what impact any particular strategic alternative will have on our stock price if accomplished. Uncertainties and risks relating to our exploration of strategic alternatives include:

  . the exploration of strategic alternatives may disrupt operations and distract management, which could have a material adverse effect on our operating results,

  . the process of exploring strategic alternatives may be more time consuming and expensive than we currently anticipate,

  . we may not be able to successfully achieve the benefits of the strategic alternative recommended to us by our financial advisor and our board,

  . perceived uncertainties as to the future direction of our company may result in the loss of employees or business partners,

  . the cash flow impact of a potential Meals.com deconsolidation is uncertain, and

  . the expense impact of a potential Meals.com deconsolidation, including the potential write-off of Meals.com's obligations to us and to third parties and the related costs we will incur, is uncertain.

  We rely on one source of revenue. We have derived until now, and expect for the foreseeable future to derive, substantially all of our revenue from the operation of Coinstar units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to technological change, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may be dependent on our ability to develop and commercialize new products and services. To date, we have not derived any significant revenue from our e-services technology and do not anticipate significant revenue from this source in the near future. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our executive officers, some of whom have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. Our chief executive officer, Daniel Gerrity, resigned effective November 15, 2000. We have formed a search committee of the Board of Directors to recruit a new chief executive officer to fill the vacancy left by Mr. Gerrity. The inability to attract and retain a new chief executive officer or other necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

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

  . release of analyst reports,

  . industry developments,

  . market acceptance of the Coinstar service by retail partners and consumers,

  . market acceptance of Meals.com and the potential deconsolidation of Meals.com,

  . the outcome of our investigation of strategic alternatives, and

  . economic and other external factors.

  In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may seriously harm the market price of our common stock.

  Our business is dependent on maintaining our retail partner relationships. The success of our business depends on the willingness of potential retail partners, primarily supermarkets, to agree to installation of Coinstar units in their stores and to the continued retention of those units. We must continue to demonstrate that our Coinstar units provide a benefit to our retail partners to ensure that such partners do not request deinstallation of units or develop or purchase their own coin-counting system.

  Our customer base is highly consolidated. We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 28%, 11% and 11%, respectively, of our revenue in 2000. In the quarter ended December 31, 2000, these three chains accounted for approximately 27%, 12% and 11%, respectively, of our revenue. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  Our quarterly operating results may fluctuate due to different usage rates of individual Coinstar units, seasonality of use and other factors. Customer utilization of our coin processing service varies substantially from unit to unit, making our revenue difficult to forecast. Customer utilization is affected by the timing and success of promotions by us and our retail partners, age of the installed unit, adverse weather conditions and other factors, many of which are not in our control. We believe that coin processing volumes are affected by seasonality. In particular, we believe that on a relative basis, coin processing volumes have been lower in the months of January, February, September and October. This trend mirrors the seasonality patterns of our supermarket partners. We cannot be certain, however, that such seasonal trends will continue. Any projections of future trends are inherently uncertain due to a variety of factors, including success in the timely deployment of a substantial number of additional Coinstar units, consumer awareness and demand for our coin processing services, and the lack of comparable companies engaged in the coin processing business.

  The timing and number of installations of new Coinstar units during the quarter affect our quarterly operating results. The timing of Coinstar unit installations during a particular quarter is largely dependent on installation schedules determined by agreements with our retail partners, the variable length of trial periods of our retail partners and the planned coordination of multiple installations in a given geographic region.

  As a result of these and other factors, revenue for any quarter is subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Because our operating expenses are based on anticipated revenue trends and because a large percentage of our expenses are relatively fixed, revenue variability could cause significant and disproportionate variations in operating results from quarter to quarter and could result in significant losses. To the extent such expenses are not followed by increased revenue, our operating results would be seriously harmed.

  Control of our shares is concentrated with a relatively small number of stockholders. A significant portion of our shares is controlled by a relatively small number of stockholders. Two such stockholders each recently filed separately with the Securities and Exchange Commission a Schedule 13D. One stockholder's filing stated that the stockholder had been communicating with our Board of Directors, officers and other stockholders regarding ways to enhance stockholder value, but that such stockholder had no present plans or intentions to acquire or dispose of any of our securities other than for the purpose of investment. Another stockholder's filing stated that the stockholder had requested our Board of Directors to review our ownership of Meals.com and consider divesting Meals.com or reducing our financial position in the Meals.com business. In addition, the filing stated that such stockholder may use his influence to support divesting or reducing our financial position in the Meals.com business, but that such stockholder had no present plans or intentions of acquiring additional shares but reserved the right to make additional purchases on the open market and in private transactions. There can be no assurance that such stockholders' intentions will not change in the future, that other stockholders will not make similar filings, or that such stockholders would support our directors at our 2001 annual shareholder meeting.

  We have substantial indebtedness. As of December 31, 2000, we had outstanding indebtedness of $62.7 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We paid our first semi-annual cash interest payment on the senior notes on March 31, 2000. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to meet our debt service requirements will depend upon achieving significant and sustained growth in our expected cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will continue to have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences which may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

  Our market is competitive. We compete regionally with several direct competitors that operate self-service coin processing machines. We cannot be certain that these competitors have not or will not substantially increase their installed units and expand their service nationwide. We compete indirectly with manufacturers of machines and devices that enable consumers to count or sort coins themselves, and we also compete or may compete directly or indirectly with banks and similar depository institutions for coin conversion customers. We also compete with supermarket retailers that purchase and service their own coin-counting equipment. We believe banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

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

  Many of our potential competitors with respect to the development of new products, services and enhancements have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to consumers and businesses. Our competitors might succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. We cannot be certain that we will be able to compete effectively with current or future competitors. Competitive pressures could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

  We depend upon third-party manufacturers and service providers, and sole-source manufacturers. We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to continue to expand our installed base, and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturer, SeaMed (a division of Plexus Corporation), will be able to produce sufficient units to meet projected demand, SeaMed or other manufacturers in reality may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

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

  We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third-party providers to arrange for pick-up, processing and deposit of coins. We generally contract with one transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up coin processing service in the event of sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

  Moreover, as with any business that handles large volumes of cash, we are susceptible to theft, counterfeit and other forms of fraud, including security breaches of our computing system that performs important accounting functions. We cannot be certain that we will be successful in developing product enhancements and new services to thwart such activities.

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 18 U.S. patents and 5 international patents relevant to aspects of self-service coin processing. We also have additional patents pending in the United States and several foreign jurisdictions.

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

  Since patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products. We cannot be certain that others will not assert patent infringement claims or claims of misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets or that such claims will not be successful. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. In the event of a successful claim of infringement, we may need or be required to obtain one or more licenses from, as well as grant one or more licenses to, others. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all. We are engaged in discussions with a former supplier, ScanCoin, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property.

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

  There are many risks associated with doing business in international markets. We intend to increase our deployment of Coinstar units in select international markets. We have only recently begun to expand our business internationally in the United Kingdom and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including failure of customer acceptance, risks of regulatory delays or disapprovals with respect to our products and services, and competition from potential and current coin-counting businesses. Exposure to exchange rate risks, restrictions on the repatriation of funds, political instability, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors, difficulties in managing an organization spread over several countries, and weaker legal protection for intellectual property rights. These risks could seriously harm our business, financial condition, and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We rely on the long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, any breach of security whether intentional or from a computer virus could seriously harm us. Any service disruptions, either due to errors or delays in our software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  Some anti-takeover provisions may affect the price of our common stock and make it harder for a third party to acquire us without the consent of our board of directors. We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock. Provisions of our certificate of incorporation, bylaws and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any acquirer of 15% or more of our outstanding common stock, and Washington law may impose additional restrictions on mergers and other business combinations between us and any acquirer of 10% or more of our outstanding common stock. These provisions may make it harder for a third party to acquire us without the consent of our board of directors, even if the offer from a third party may be considered beneficial by some stockholders.

Item 2. Properties.

  Our principal administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires in August 2004. We also lease a 10,196 square foot facility in Bellevue, Washington, under an agreement that expires in March 2002. This space is currently occupied by our subsidiary, Meals.com. During 2000, our subsidiary also leased an 8,909 square foot facility in Bellevue, Washington, under an agreement that expires in July 2005.

Item 3. Legal Proceedings.

  We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

Market Information

  Our common stock is traded on the Nasdaq National Market under the symbol "CSTR". The following table sets forth the high and low bid prices per share as reported by the Nasdaq National Market for our common stock for each quarter during the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                    High   Low
                                                                   ------ ------
Fiscal 1999:
    First Quarter................................................. $17.88 $ 9.38
    Second Quarter................................................  29.38  14.13
    Third Quarter.................................................  30.81   8.69
    Fourth Quarter................................................  14.63   7.03

Fiscal 2000:
    First Quarter................................................. $14.50 $ 9.00
    Second Quarter................................................  12.69   6.69
    Third Quarter.................................................  13.56   9.22
    Fourth Quarter................................................  16.75  10.00

  The last reported sale price of our common stock on the Nasdaq National Market on February 28, 2001 was $16.688 per share.

Holders

  As of February 28, 2001, there were approximately 154 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividends

  We have never paid cash dividends on our common stock. We intend to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our line of credit agreement prohibits the payment of dividends without the lender's prior written consent and the indenture governing our senior subordinated discount notes limits our ability to pay dividends.

Item 6. Selected Financial and Other Data.

  The following selected financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated Financial Statements of Coinstar and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                     Year Ended December 31,
                          ----------------------------------------------------
                             2000       1999      1998       1997       1996
                          ----------  --------  --------   --------   --------
                           (Dollars and shares in thousands, except per
                              share, per unit data and where noted)
Consolidated Statements
 of Operations:
Revenue.................  $  103,089  $ 77,733  $ 47,674   $ 25,007   $  8,312
Expenses:
 Direct operating.......      48,184    38,836    26,565     17,899      7,258
 Regional sales and
  marketing.............      11,368     6,381     3,778      3,088      1,505
 Product research and
  development...........       8,335     5,571     4,744      6,362      3,969
 Selling, general and
  administrative........      26,218    15,021    14,112     11,079      5,351
 Depreciation and
  amortization..........      27,065    20,315    13,237      8,679      4,135
                          ----------  --------  --------   --------   --------
Loss from operations....     (18,081)   (8,391)  (14,762)   (22,100)   (13,906)
Other income (expense)
 Interest income........       1,976     2,350     1,367      2,329        848
 Interest expense.......      (8,517)  (11,314)  (10,817)    (9,822)    (2,661)
 Other income
  (expense).............         261      (768)      240         --         --
                          ----------  --------  --------   --------   --------
Net loss before minority
 interest and
 extraordinary item.....     (24,361)  (18,123)  (23,972)   (29,593)   (15,719)
Minority interest
 related to convertible
 preferred stock........       1,668        --        --         --         --
                          ----------  --------  --------   --------   --------
Net loss before
 extraordinary item.....     (22,693)  (18,123)  (23,972)   (29,593)   (15,719)
Extraordinary item:
Loss related to early
 retirement of debt.....          --    (3,250)       --         --       (248)
                          ----------  --------  --------   --------   --------
Net loss................  $  (22,693) $(21,373) $(23,972)  $(29,593)  $(15,967)
                          ==========  ========  ========   ========   ========
Loss per share before
 extraordinary item,
 basic and diluted(1)...  $    (1.12) $  (1.02) $  (1.58)  $  (3.81)  $ (20.06)
Extraordinary item per
 share, basic and
 diluted(1).............          --     (0.18)       --         --      (0.31)
                          ----------  --------  --------   --------   --------
Loss per share, basic
 and diluted(1).........  $    (1.12) $  (1.20) $  (1.58)  $  (3.81)  $ (20.37)
                          ==========  ========  ========   ========   ========
Weighted average shares
 outstanding(1).........      20,271    17,857    15,150      7,761        784
                          ==========  ========  ========   ========   ========

Other Data--U.S. core:
Number of new Coinstar
 units installed during
 the period.............       1,502     2,112     1,606      1,703      1,238
Installed base of
 Coinstar units at end
 of the period..........       8,424     6,922     4,810      3,204      1,501
Average age of network
 for the period
 (months)...............        25.3      20.1      15.5       10.0        6.5
Number of regional
 markets................         121       103        84         66         38
Dollar value of coins
 processed..............  $1,145,262  $870,415  $623,258   $332,526   $115,476
Revenue.................     101,928    77,467    47,654     25,007      8,312
Revenue per average
 installed unit(2)......      13,294    13,341    11,942     10,709      9,860
Direct contribution(3)..      54,329    38,924    21,089      7,108      1,054
Direct contribution
 margin(%)..............        53.3%     50.2%     44.3%      28.4%      12.7%
Direct contribution per
 average installed
 unit(2)(3).............  $    7,086  $  6,703  $  5,285   $  3,044   $  1,250
Regional marketing......      11,355     6,381     3,778      3,088      1,505
Research and
 development............       3,262     4,179     4,744      6,362      3,969
Selling, general and
 administrative.........      17,626    12,632    13,358     11,079      5,351
EBITDA(4)...............      22,086    15,732      (792)   (13,421)    (9,771)
EBITDA margin(%)........        21.7%     20.3%     (1.7%)    (53.7%)   (117.6%)

International--100%
 owned subsidiary
International revenue...  $      681  $    222  $     20   $     --   $     --
International operating
 expenses(5)............       1,697     1,496       754         --         --

Meals.com--89%-owned
 subsidiary
Meals.com revenue.......  $      480  $     44  $     --   $     --   $     --
Meals.com operating
 expenses(6)............      12,912     2,850        --         --         --

                                  2000     1999     1998      1997     1996
                                -------- -------- --------  -------- --------
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments(7)..... $ 78,674 $ 88,032 $ 41,871  $ 56,803 $ 56,310
Total assets...................  157,788  163,380   98,833   103,546   82,531
Total debt, including current
 portion.......................   62,736   61,831   88,056    78,945   70,065
Mandatorily redeemable
 preferred stock...............       --       --       --        --   24,972
Paid in capital................  161,339  159,054   62,372    61,553    6,871
Total stockholders' equity
 (deficit).....................  157,788   55,266  (20,039)    3,109  (21,976)

---------------------
(1) See Note 10 to Financial Statements for an explanation of the determination of the number of shares used in computing loss per share information, basic and diluted.

(2) Based on actual yearly results divided by the monthly averages of units in operation over the applicable period.

(3) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income
     (loss), or any other measure of performance under GAAP.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. We, however, believe that EBITDA, as defined, provides useful information regarding our ability to service and/or incur indebtedness.

(5) International operating expenses exclude depreciation and amortization charges and represent the costs incurred by Coinstar International, Inc. related to the exploration of international expansion. All costs related to international development (such as market research and travel) are expensed as incurred in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, Reporting on the Costs of Start-up Activities, issued on April 3, 1998.

(6) Meals.com operating expenses exclude depreciation and amortization charges and represent the operating costs incurred by Meals.com. These costs include overhead allocations from Coinstar.

(7) Cash, cash equivalents and short-term investments include funds in transit of $42.6 million, $31.4 million, $23.0 million and $14.2 million at December 31, 2000, 1999, 1998 and 1997, respectively, which represent amounts in transit to our supermarket partners that are being processed by armored car carriers or residing in Coinstar units. Funds in transit prior to 1997 are not significant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Risk Factors", and those discussed elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

  We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains in 46 states across the United States and the District of Columbia as well as in the United Kingdom and Canada. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. In December 1998, we changed this processing fee at most locations to 8.9% from the previous rate of 7.5%. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is dependent on both the rate of new installations and the growth in coin processing volumes of our installed base. Our experience to date is that coin processing volumes per unit have generally increased with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. Given our limited operating history, there can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We expect that as we continue to expand installations, the average revenue per unit may decrease even as the per unit dollar volume of more mature units increases. We believe that coin processing volumes per unit may also be affected by other factors such as public relations, advertising and other activities that promote trials of the units, as well as the amount of consumer traffic in the stores in which the units are located and seasonality. We believe that seasonality affects coin processing volumes because on a relative basis, coin processing volumes have been lower in the months of January, February, September, and October. This trend mirrors the seasonality patterns of our supermarket partners.

  We formed a subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. Coinstar International is piloting 58 Coinstar units in Canada to determine the viability of the Canadian market for our services and is piloting 27 Coinstar units in the United Kingdom.

  We also formed a subsidiary, Meals.com, Inc. in December 1998 to explore the development and deployment of e-services technology, including the in-store Shopper kiosk. On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Convertible Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested
$10.0 million in exchange for 10 million shares of Series A-1 Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock generally have identical rights, except that the holders of Series A Convertible Preferred Stock are entitled to one vote per share while holders of Series A-1 Convertible Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com shareholders. In addition, the holders of the Series A and Series A-1 Convertible Preferred Stock have a $5.5 million and $10.0 million liquidation preference, respectively. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. As of December 31, 2000, Meals.com had drawn the entire amount of the credit facility. We do not anticipate increasing the credit facility to Meals.com. Interest accrues on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  Our direct operating expenses are comprised of the regional expenses associated with Coinstar coin-counting unit operations and support and consist primarily of coin pick-up and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pick-up and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. We believe that while coin pick-up and processing costs are variable based on units in service and coin volume generated, economies related to these direct expense components can be achieved through increasing the density of units in operation in regional markets. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, finance and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and amortization of intangibles, and to a lesser extent, depreciation on furniture and fixtures, automobiles and computer equipment. Other income consists of sublease rental income of unused and excess office space.

  Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $126.5 million as of December 31, 2000. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given our limited operating history, unpredictability of the timing of installations with retail partners and the resulting revenues, and the continued market acceptance of our service by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

  The following table shows revenue and expense as a percent of revenue for the last three years:

                                   Year Ended
                                  December 31,
                                ---------------------
                                2000    1999    1998
                                -----   -----   -----
     Revenue...................  100 %   100 %   100 %
     Expenses:
       Direct operating........  46.7    50.0    55.7
       Regional sales and
        marketing..............  11.0     8.2     7.9
       Product research and
        development............   8.1     7.2    10.0
       Selling, general and
        administrative.........  25.4    19.3    29.6
       Depreciation and
        amortization...........  26.3    26.1    27.8
                                -----   -----   -----
     Loss from operations...... (17.5)% (10.8)% (31.0)%

Years Ended December 31, 2000 and 1999

  Revenue

  Revenue increased to $103.1 million in 2000 from $77.7 million in 1999. The increase was due principally to the increase in the number of Coinstar units in service during 2000 and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,509 as of December 31, 2000 from 6,952 units as of December 31, 1999. The total dollar value of coins processed worldwide increased to $1.2 billion during 2000 from $873.4 million in 1999.

  Direct Operating Expenses

  Direct operating expenses increased to $48.2 million in 2000 from $38.8 million in 1999. The increase in direct operating expenses was attributable primarily to the increased coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, the increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our growth and related expansion into 18 new regional markets during 2000, and an increase in revenue sharing with our partners, which corresponds to a 32.6% increase in revenue from 1999 to 2000. Direct operating expenses as a percentage of revenue decreased to 46.7% in the 2000 period from 50.0% in 1999. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

  Regional Sales and Marketing

  Regional sales and marketing expenses increased to $11.4 million in 2000 from $6.4 million in 1999. The increase in regional marketing expense was the result of an increased level of television advertising and other promotional activity. Regional sales and marketing as a percentage of revenue increased to 11.0% in 2000 from 8.2% in 1999.

  Product Research and Development

  Product research and development expenses increased to $8.3 million in 2000 from $5.6 million in 1999. The increase in product research and development was due primarily to the continued expansion and growth by Meals.com resulting from its e-services initiatives. Product research and development as a percentage of revenue increased to 8.1% in 2000 from 7.2% in 1999.

  Selling, General and Administrative

  Selling, general and administrative expense increased to $26.2 million in 2000 from $15.0 million in 1999. The principal component of such expenses was employee compensation and the period-to-period increase reflects primarily an investment in higher staffing levels needed to support our rapid growth and expansion. Selling, general and administrative expense as a percentage of revenue increased to 25.4% in 2000 from 19.3% in 1999, primarily as a result of an increase in staffing levels for Meals.com as they continued investing in and expanding their operations in 2000.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $27.1 million in 2000 from $20.3 million in 1999. The increase was due primarily to the increase in the installed base of Coinstar units and amortization of software development costs. Depreciation and amortization as a percentage of revenue increased to 26.3% in 2000 from 26.1% in 1999, as a result of increased amortization of intangible assets by Meals.com.

  Other Income and Expense

  We generated other income of $261,000 in 2000 due primarily to subleasing our excess office space. In September 2000, the original sublessee vacated this available excess office space and Meals.com has occupied this office space since October 2000.

  Interest income decreased to $2.0 million in 2000 from $2.4 million in 1999. The decrease in interest income is attributable to a decrease in invested cash balances in 2000 resulting from our repurchase of $34.0 million of our senior subordinated discount notes during 1999.

  Interest expense decreased to $8.5 million in 2000 from $11.3 million in 1999. The decrease was due primarily to the repurchase of $34.0 million of our senior subordinated discount notes during 1999.

  Net Loss

  Net loss increased to $22.7 million in 2000 from $21.4 million in 1999. The increase in the net loss was due primarily to an increase in expenses associated with Meals.com. Meals.com spent the majority of 2000 focused on developing an infrastructure to support its online and in-store consumer services. Of the total net loss in 2000, $13.6 million was attributed to Meals.com.

  Net loss associated with our U.S. core coin processing business was $8.0 million in 2000 compared with a loss of $16.7 million in 1999. This decrease was a result of an improvement in the direct contribution margin of our core business from 50% in 1999 to 53% in 2000. The increase in the direct contribution margin of our core business as well as a reduction in the rate of growth of expenses reflects our improved operating leverage of the Coinstar network. In the longer term, we expect that we will not be required to add as much infrastructure as we have in the past to support our installed base and as a result we expect our core business to achieve profitability as the direct contribution margin from our larger base of installed units grows proportionately faster than expenses. There can be no assurance, however, that we will install a sufficient number of units or obtain sufficient market acceptance to allow us to achieve or sustain profitability for our U.S. core business.

Years Ended December 31, 1999 and 1998

  Revenue

  Revenue increased to $77.7 million in 1999 from $47.7 million in 1998. The increase was principally due to the increase in the number of Coinstar units in service during 1999, the increase in the volume of coins processed by the units in service during this period and an 18.6% increase in the processing fee effective December 1998. The total installed base of Coinstar units increased to 6,952 as of December 31, 1999, from 4,813 units as of December 31, 1998. The total dollar value of coins processed worldwide increased to $873.4 million during 1999 from $623.3 million in 1998.

  Direct Operating Expenses

  Direct operating expenses increased to $38.8 million in 1999 from $26.6 million in 1998. The increase in direct operating expenses was attributable primarily to the increased coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, an increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our growth and related expansion into 27 new regional markets during 1999, and an increase in revenue sharing with our partners that corresponded to a 63% increase in revenue from 1998 to 1999. The increase is also as a result of an increase in the revenue sharing percentage from an effective rate of .50% in 1998 to a flat 1.0% in 1999. Direct operating expenses as a percentage of revenue decreased to 50.0% in the 1999 period from 55.7% in 1998. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

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

  Other Income and Expense

  We generated other income of $104,000 in 1999 primarily due to subleasing excess office space. On March 12, 1999, the sublessee vacated the lease, and we entered into a new sublease in October 1999.

  Interest income increased to $2.4 million in 1999 from $1.4 million in 1998. The increase in interest income is attributed to an increase in invested cash balances resulting from a follow-on stock offering completed in June 1999.

  Interest expense increased to $11.3 million in 1999 from $10.8 million in 1998. The increase was primarily due to the compounding interest accretion on the senior subordinated discount notes and amortization of the related discount. No cash interest payments were due on the notes until April 2000. Other expenses of $768,000 in 1999 related primarily to a litigation settlement.

  The loss related to the early retirement of debt of $3.2 million was related to the repurchase of $34 million of high yield notes during 1999.

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

Income Taxes

  At December 31, 2000, 1999 and 1998, we had net deferred tax assets of approximately $44.2 million, $35.2 million and $28.0 million, respectively, resulting primarily from net operating loss and credit carryforwards available to offset future income tax obligations. Such federal carryforwards expire through 2020. Based upon our history of operating losses and expiration dates of the loss carryforwards, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

Liquidity and Capital Resources

  As of December 31, 2000, we had cash and cash equivalents of $78.7 million and working capital of $24.3 million. Cash and cash equivalents include $42.6 million of funds in transit to our retail partners, which represent amounts owed to retail partners which is being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $13.6 million for the twelve months ended December 31, 2000, compared to net cash provided by operating activities of $21.7 million for 1999. The decrease in cash provided by operating activities was the result of a $1.3 million increase in our net loss offset by a $4.5 million decrease in the change in accrued liabilities.

  Net cash used by investing activities for the twelve months ended December 31, 2000 was $20.2 million compared to $41.1 million used in 1999. Capital expenditures during the twelve months ended December 31, 2000, were $24.9 million compared with $36.5 million in 1999. Capital expenditures decreased primarily due to the decreased rate of installations and therefore, purchases of Coinstar units.

  Net cash provided by financing activities for the twelve months ended December 31, 2000 was $6.5 million, which primarily was the result of (i) the minority interest investment of $5.5 million into our subsidiary, Meals.com, and (ii) proceeds from the exercise of stock options and employee stock purchases. Net cash provided by financing activities for 1999 was $60.5 million which was the result of (i) issuance of additional shares of common stock with net proceeds of $93.6 million and (ii) proceeds from the exercise of stock options and employee stock purchases, offset by early retirement of long term debt.

  On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Convertible Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock generally have identical rights, except that the holders of Series A Convertible Preferred Stock are entitled to one vote per share while holders of Series A-1 Convertible Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com shareholders. In addition, the holders of the Series A and Series A-1 Convertible Preferred Stock have a $5.5 million and $10.0 million liquidation preference, respectively. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. As of December 31, 2000, Meals.com had drawn the entire amount of the credit facility. We do not anticipate increasing the credit facility to Meals.com. Interest accrues on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

  As of December 31, 2000, we had outstanding $61.0 million of our senior subordinated discount notes after repurchasing a total of $34.0 million of the outstanding notes in 1999. We have debt service obligations of approximately $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The indenture governing the notes contains restrictive covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

  As of December 31, 2000, we had secured irrevocable letters of credit with two banks that totaled $6.8 million. These letters of credit, which expire at various times through August 2001, are available to collateralize certain obligations to third parties. As of December 31, 2000, no amounts were outstanding under these letters of credit agreements.

  On February 19, 1999, we entered into a credit agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. On September 26, 2000, we amended the credit agreement to release Bank Austria from its obligations under the credit agreement. The amended credit agreement provides for a credit facility of up to $13.0 million, consisting of a revolving loan of $10.0 million and a term loan of $3.0 million. The amended credit agreement expires in September 2006 and also releases us from our obligation to maintain minimum deposits with Imperial Bank.

  In connection with the credit agreement, we issued to each of the lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The value of these warrants are recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. In February 2001, one of the lenders net exercised their warrant to purchase 18,963 shares of our common stock.

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

  In October 1999, we issued 30,000 shares of our common stock in partial consideration for a purchase option to purchase CoinBank Automated Systems, Inc. Upon the expiration of the option, we decided not to buy CoinBank Automated Systems, Inc.

  We believe existing cash equivalents, short-term investments, and amounts available to us under our credit agreement with Imperial Bank will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will increase. Our future capital requirements will depend on a number of factors, including the timing and number of installations, the type and scope of service enhancements, the level of market acceptance of our service, the feasibility of international expansion, and the cost of developing potential new product and service offerings and product and service enhancements.

Quarterly Financial Results

  The following table sets forth selected unaudited quarterly financial information for Coinstar on a consolidated basis and operating data for the U.S. core business for the last eight quarters. This consolidated information has been prepared on the same basis as our unaudited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                  Three-month periods ended
                          ---------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30,  June 30,  Mar. 31,  Dec. 31,  Sept. 30,  June 30,  Mar. 31,
                            2000      2000       2000      2000      1999      1999       1999      1999
                          --------  ---------  --------  --------  --------  ---------  --------  ---------
                                         (Dollars in thousands except per unit data)
Consolidated Financial
 Information:
Revenue.................  $ 28,630  $ 28,707   $ 24,714  $ 21,038  $ 21,960  $ 21,723   $ 18,258  $  15,791
Expenses:
 Direct operating.......    12,984    13,045     11,733    10,422    10,938    10,783      9,176      7,939
 Regional sales and
  marketing.............     2,402     4,906      3,567       493     2,756     1,294      1,012      1,318
 Product research and
  development...........     3,035     1,858      1,710     1,732     1,441     2,035      1,155        940
 Selling, general and
  administrative........     8,748     6,911      5,502     5,057     4,135     3,877      3,628      3,381
 Depreciation and
  amortization..........     7,638     6,852      6,409     6,166     5,934     5,698      4,580      4,103
                          --------  --------   --------  --------  --------  --------   --------  ---------
Loss from operations....    (6,177)   (4,865)    (4,207)   (2,832)   (3,244)   (1,964)    (1,293)    (1,890)
Other income (expense),
 net....................    (1,902)   (1,481)    (1,538)   (1,359)   (2,291)   (1,939)    (2,856)    (2,646)
                          --------  --------   --------  --------  --------  --------   --------  ---------
Loss before minority
 interest and
 extraordinary item.....    (8,079)   (6,346)    (5,745)   (4,191)   (5,535)   (3,903)    (4,149)    (4,536)
Minority interest
 related to convertible
 preferred stock........       669       461        288       249        --        --         --         --
                          --------  --------   --------  --------  --------  --------   --------  ---------
Loss before
 extraordinary item.....    (7,410)   (5,885)    (5,457)   (3,942)   (5,535)   (3,903)    (4,149)    (4,536)
Extraordinary item:
Loss related to early
 retirement of debt.....        --        --         --        --    (2,507)     (743)        --         --
                          --------  --------   --------  --------  --------  --------   --------  ---------
Net loss................  $ (7,410) $ (5,885)  $ (5,457) $ (3,942) $ (8,042) $ (4,646)  $ (4,149) $  (4,536)
                          ========  ========   ========  ========  ========  ========   ========  =========
Operating Data--U. S.
 core business:
Number of new Coinstar
 units installed during
 the period.............       411       340        328       423       488       668        540        416
Installed base of
 Coinstar units at end
 of period..............     8,424     8,013      7,673     7,345     6,922     6,434      5,766      5,226
Average age of network
 for the period
 (months)...............      27.6      26.2       24.5      22.9      21.4      20.3       19.8       19.0
Number of regional
 markets................       121       117        109       105       103       101         96         91
Dollar value of coins
 processed..............  $314,797  $319,828   $275,512  $235,125  $245,315  $243,213   $204,629  $177, 258
Revenue.................    28,017    28,465     24,521    20,926    21,833    21,646     18,212     15,776
Annualized revenue per
 average installed
 unit(1)................    13,616    14,539     13,118    11,740    13,052    14,158     13,350     12,717
Direct contribution(2)..    15,211    15,578     12,894    10,646    10,978    10,938      9,121      7,887
Direct contribution
 margin (%).............      54.3%     54.7%      52.6%     50.9%     50.3%     50.5%      50.1%      50.0%
Annualized direct
 contribution per
 average installed
 unit(1)(2).............  $  7,393  $  7,957   $  6,898  $  5,973  $  6,563  $  7,153   $  6,686  $   6,357
Regional marketing......     2,389     4,906      3,567       493     2,756     1,317        989      1,319
Research and
 development............       885       825        808       744       919     1,643        838        779
Selling, general and
 administrative.........     5,289     4,275      3,987     4,075     3,167     3,094      3,178      3,193
EBITDA(3)...............     6,648     5,572      4,532     5,334     4,136     4,884      4,116      2,596
EBITDA margin (%).......        24%       20%        19%       25%       19%       23%        23%        16%

---------------------
(1) Based on actual quarterly results annualized divided by the monthly averages of units in operation over the applicable period.

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

(3) EBITDA, as defined, represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. However, we believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

  Our coin processing volumes appear to be affected by seasonality that mirrors the seasonality of our supermarket partners. In particular, coin processing volumes have been lower in the months of January, February, September and October. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to our lack of comparable companies engaged in the coin processing business.

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

  Quarterly losses from operations during the periods presented were the result of higher direct operating expenses associated with the significant increase in our installed base, higher depreciation and amortization expense from the expansion of the installed base and the significantly higher level of systems infrastructure and management personnel to support our accelerated growth. We expect to continue to incur substantial operating losses from operations (i) as we continue to increase our installed base of Coinstar units internationally and (ii) as Meals.com continues investing heavily in its operations to achieve market acceptance.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

  We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our senior revolving debt and investment activities that generally bear interest at variable rates. Because the investments have maturities of three months or less, and our revolving debt is renewable annually, we believe that the risk of material loss is low, and that the carrying amount approximates fair value.

  The table below presents principal amounts, at book value, by year of maturity, and related weighted average interest rates. The fair value of long-term debt (including current maturities), is calculated using quoted market prices of the same or similar issues with the same remaining term to maturity.

                               Expected Maturity Date             December 31, 2000
                         ---------------------------------------- -------------------
                         2001  2002  2003  2004  2005  Thereafter  Total   Fair Value
In Thousands             ----  ----  ----  ----  ----  ---------- -------  ----------
Liabilities
 Fixed long-term debt...   --    --    --    --    --   $60,980   $60,980   $63,309
 Average interest rate..   --    --    --    --    --      13.0%     13.0%
 Senior revolving debt.. $500  $500  $500  $500  $500   $   500   $   500   $   500
 Average interest
  rate(*)............... 10.0% 10.0% 10.0% 10.0% 10.0%     10.0%     10.0%

---------------------
 * Interest rate represents Imperial Bank's prime rate plus 50 basis points (10.00% at December 31, 2000).

Item 8. Financial Statements and Supplementary Data.

  See Item 14 for an index to the financial statements and supplementary data required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Identification of Directors

Jens H. Molbak

  Jens H. Molbak, 38, our chairman of the board, founded Coinstar in 1990 and served as our chief executive officer until February 2000, when he took the full-time position of president and chief executive officer of Meals.com, Inc., one of Coinstar's subsidiaries. Prior to founding Coinstar he served two years as an analyst at Morgan Stanley & Co., Inc., an investment bank.

William D. Ruckelshaus

  William D. Ruckelshaus, 68, has been a director of Coinstar since November 1997. Mr. Ruckelshaus has been a principal in Madrona Investment Group, L.L.C., an investment company since 1996, and is a strategic partner in the Madrona Venture Fund, formed in 1999. He was chairman of Browning-Ferris Industries from 1995 to 1999 and chairman and chief executive officer from 1988 to 1995. He was Administrator, Environmental Protection Agency from 1983 to 1985 and a senior vice president of Weyerhaeuser Company, a timber company, from 1976 to 1983. He is also a director of Weyerhaeuser Company, Cummins Engine Company, Inc., Pharmacia Company, Nordstrom, Inc., and Solutia, Inc.

Robert O. Aders

  Robert O. Aders, 73, has been a director of Coinstar since March 1999. Mr. Aders is President Emeritus and a member of the board of directors of the Food Marketing Institute where he served as chief executive officer from its founding in 1976 until his retirement in 1993. Immediately before joining the Food Marketing Institute, Mr. Aders was acting Secretary of Labor in the Ford Administration. Mr. Aders worked at the Kroger Company from 1957 until 1974. He served in a number of executive positions before being elected chairman of the board in 1970. He is current chairman of The Advisory Board, Inc., an international consulting organization. He is also a director of Telepanel Systems, a manufacturer and distributor of electronic shelf labels for retail stores; a director of The Source Information Management Company, a manufacturer and provider of marketing and merchandising services for display racks in retail stores; and a director of Spar Marketing, Inc., a provider of in-store marketing and information services.

David E. Stitt

  David E. Stitt, 54, has been a director of Coinstar since February 1995. He has served as managing partner of Banyan Capital Partners, formerly Banyan Private Equity Management, a private investment firm, since February 1998. From 1985 to February 1998, he was an employee of Vencap, Inc. (formerly, Vencap Equities Alberta Ltd.), a venture capital firm, most recently as a vice president. Previously, for seven years, he was vice president of sales and marketing for Westmills Carpet Ltd., a regional carpet manufacturer located in western Canada.

Ronald A. Weinstein

  Ronald A. Weinstein, 60, has been a director of Coinstar since March 1992. Since November 1992, he has served as the managing general partner of the Weinstein Family Limited Partnership, an investment partnership. Mr. Weinstein also serves as a director of CelebrateExpress.com, Inc., an on-line party planning service, and Great Circle Family Foods, LLC, a food processing company.

David M. Eskenazy

  David M. Eskenazy, 38, has been a director of Coinstar since August 2000. Mr. Eskenazy has been involved in Coinstar as an investor prior to our initial public offering and, at that time, served in a board observer capacity on behalf of one of our largest shareholders, Richard C. Hedreen. Mr. Eskenazy has served as Vice President of R.C. Hedreen Co., a Seattle area hotel developer, since October 1987 in various capacities relating to finance and investments.

  Identification of Executive Officers

The following table sets forth the name, age and position of our executive officers as of February 28, 2001:

          Name                Age                       Position
          ----                ---                       --------
     Jens H. Molbak..........  38 Chairman of the Board of Directors
     Richard P. Stillman.....  46 Chief Operating Officer
     Diane L. Renihan........  35 Chief Financial Officer
     M. Carol Lewis..........  50 Chief Administrative Officer and Corporate Secretary
     Michael W. Parks........  53 Senior Vice President of Operations
     Michael L. Doran........  50 Senior Vice President of Software Technology
     William W. Booth........  45 Senior Vice President of Retail Development
     John P. Reilly..........  36 Vice President of Coin Services

  Jens H. Molbak, our chairman of the board, founded Coinstar in 1990 and served as our chief executive officer until February 2000, when he took the full-time position of president and chief executive officer of Meals.com, Inc., one of Coinstar's subsidiaries. Prior to founding Coinstar he served two years as an analyst at Morgan Stanley & Co., Inc., an investment bank.

  Richard P. Stillman, has served as our chief operating officer since September 2000. He served as our vice president of marketing from September 1999 through August 2000. From April through August 1999, Mr. Stillman served as head of marketing at Onvia.com, a business-to-business e-services company. From August 1996 through January 1999, he co-founded and served as vice president of sales and marketing for Originet Inc., a start-up technology company providing digital multi-media interactive systems to large retailers. From February 1995 through July 1996, he served as senior vice president and group account director for Cole & Weber, an advertising communications firm.

  Diane L. Renihan, has served as our chief financial officer since September 2000. She served as our chief accounting officer from February 2000 through August 2000 and as our corporate controller from December 1999 through January 2000. From May 1995 to December 1999, Ms. Renihan served in various senior financial positions at Seattle Lighting Fixture Co., a retail distributor of lighting and related specialty products, including controller, director of finance and chief financial officer. Ms. Renihan is a certified public accountant.

  M. Carol Lewis, has served as our chief administrative officer and corporate secretary since September 2000. She served as our vice president of corporate organization and development from September 1998 through August 2000 and as our national director of philanthropic services from September 1996 to September 1998. Prior to that, Ms. Lewis served as executive director of Pacific Northwest Ballet, a professional ballet company.

  Michael W. Parks, has served as our senior vice president of operations since September 2000. He served as our vice president of operations from July 1998 through August 2000 and as our director of field operations from April 1994 through June 1998.

  Michael L. Doran, has served as our senior vice president of software technology since September 2000. He served as our vice president of software technology from September 1998 through August 2000 and as our director of information systems from August 1996 through September 1998. Prior to that, Mr. Doran served as senior manager of application services for Snohomish Public Utility District where he directed automation planning and application development.

  William W. Booth, has served as our senior vice president of retail development since September 2000. He served as our vice president of retail development from December 1998 through August 2000 and as our director of retail development from April 1995 through December 1998. Prior to that, Mr. Booth served as senior director of retail marketing services for Catalina Marketing Corporation, a consumer marketing company.

  John P. Reilly, has served as our vice president of coin services since September 2000. He served as our director of coin services from September 1998 through August 2000 and as our manager of coin services from

March 1996 through September 1998. Prior to that, Mr. Reilly served as an account executive for General Electric Capital Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance.

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report their stock holdings and transactions to the Securities and Exchange Commission.

  Robert O. Aders, a director, failed to report on a timely basis on Form 4 or Form 5 for the fiscal year ending December 31, 1999 his June 16, 1999 pro rata stock option grant to purchase up to 1,534 shares of our common stock. Such transaction was disclosed on a Form 5 for the fiscal year ending December 31, 2000, which was filed on February 14, 2001.

  Daniel A. Gerrity, our former president and chief executive officer, failed to report on a timely basis on Form 4 his October 27, 2000 exercise of a stock option to purchase 8,625 shares of our common stock. The transaction was disclosed on a Form 5 for the fiscal year ended December 31, 2000, which was filed on February 13, 2001.

  To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all other Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation.

  Summary Compensation Table

  The following table shows for the fiscal years ended December 31, 2000, 1999 and 1998, compensation awarded or paid to, or earned by, our chief executive officer and the other four most highly compensated executive officers at December 31, 2000 (the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE(1)

                                                    Long-Term
                                                   Compensation
                                                      Awards
                                       Annual      ------------
                                    Compensation    Securities
                                  ----------------  Underlying   All Other
Name and Principal Position  Year  Salary   Bonus    Options    Compensation
---------------------------  ---- -------- ------- ------------ ------------
Jens H. Molbak(2)........    2000 $116,667 $    --        --      $    --
 Chairman of the Board       1999  180,000      --   200,000           --
                             1998  180,000      --   108,308           --

Daniel A. Gerrity(3).....    2000  250,833  37,500    25,000       37,500
 President and Chief         1999  200,000      --   150,000           --
  Executive Officer          1998  189,135  25,000   122,512           --

Richard P. Stillman(4)...    2000  158,958  19,540    95,000           --
 Chief Operating Officer     1999   50,613      --    60,000           --

William W. Booth(5)......    2000  125,625  44,939    25,000           --
 Senior Vice President of    1999  120,833  19,801    36,000           --
 Retail Development          1998  110,000  20,626    22,000           --

Michael W. Parks(6)......    2000  141,208   7,880    30,000           --
 Senior Vice President of    1999  128,000  19,801    37,000           --
 Operations                  1998  120,000  40,482    40,538           --

Michael L. Doran(7)......    2000  136,250  10,570    40,000           --
 Senior Vice President of    1999  130,000      --    44,000           --
 Software Technology         1998  110,000   6,875    30,308           --

---------------------
(1) As permitted by rules established by the Securities and Exchange Commission, no amounts are shown with respect to certain perquisites where such amounts do not exceed the lesser of 10% of the sum of the amount in the salary and bonus columns or $50,000.

(2) As of February 10, 2000, Mr. Molbak resigned as chief executive officer of Coinstar and assumed the role of full-time chief executive officer of Meals.com, Inc., one of Coinstar's subsidiaries. Mr. Molbak remains as the chairman of the board of Coinstar. In connection with this change of position and his compensation package from Meals.com, Mr. Molbak relinquished 50,000 of his Coinstar stock options.

(3) On February 10, 2000, Mr. Gerrity was promoted to chief executive officer while maintaining his role as president. As of November 15, 2000, Mr. Gerrity resigned as president and chief executive officer. Mr. Gerrity's 2000 bonus was paid in February 2001, but was earned in 2000 for performance in 2000. In addition, Mr. Gerrity's 1998 bonus was paid in February 1999, but was earned in 1998 for performance in 1998. Other compensation in 2000 represents $37,500 received pursuant to a separation agreement in connection with Mr. Gerrity's resignation.

(4) Mr. Stillman was hired as our vice president of marketing in September 1999 and was promoted to chief operating officer in September 2000. Mr. Stillman's 2000 bonus was paid in February 2001, but was earned in 2000 for performance in 2000.

(5) Mr. Booth's 2000 bonus was paid in February 2001, but was earned in 2000 for performance in 2000. His 1999 bonus was paid in February 2000 but was earned in 1999 for performance in 1999. His 1998 bonus was paid in February 1999, but was earned in 1998 for performance in 1998.

(6) Mr. Parks' 2000 bonus was paid in February 2001, but was earned in 2000 for performance in 2000. His 1999 bonus was paid in February 2000 but was earned in 1999 for performance in 1999. In addition, $36,346 of Mr. Parks' 1998 bonus was paid in February 1999, but was earned in 1998 for performance in 1998.

(7) Mr. Doran's 2000 bonus was paid in February 2001, but was earned in 2000 for performance in 2000. In addition, his 1998 bonus was paid in February 1999, but was earned in 1998 for performance in 1998.

Stock Option Grants and Exercises

  We grant options to our executive officers under the Coinstar 2000 Equity Incentive Plan and the Amended and Restated 1997 Equity Incentive Plan. As of December 31, 2000, options to purchase a total of 3,025,664 shares were outstanding under the plans and options to purchase 824,219 shares remained available for grant under the plans.

  The following tables show, for the fiscal year ended December 31, 2000, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers.

                              OPTION GRANTS TABLE

                                                                                 Potential
                                                                                Realizable
                                                                             Value at Assumed
                                    Percent of                                Annual Rates of
                         Number of    Total                                        Stock
                         Securities  Options                                Price Appreciation
                         Underlying Granted in   Exercise                   for Option Term (3)
                          Options     Fiscal      Price                     -------------------
     Name                Granted(1)  2000(2)    ($/Share)   Expiration Date  5%($)     10%($)
     ----                ---------- ---------- ------------ --------------- -------- ----------
Jens H. Molbak..........       --        --              --              -- $     -- $       --
Daniel A. Gerrity.......   25,000       3.0%      $14.13        2/24/10       91,578    200,928
Richard P. Stillman.....   95,000      11.5%   $11.69-15.31 9/7/10-12/14/10  743,894  1,885,174
William W. Booth........   25,000       3.0%   $11.69-15.31 9/7/10-12/14/10  217,959    552,351
Michael W. Parks........   30,000       3.6%   $11.69-15.31 9/7/10-12/14/10  266,110    674,376
Michael L. Doran........   40,000       4.8%   $11.69-15.31 9/7/10-12/14/10  362,413    918,426

---------------------
(1) The per share exercise price is the fair market value of Coinstar common stock on the date of grant, and the term of the options is ten years, subject to earlier termination in the event of termination of employment. Options generally vest over four years with 25% vesting after the first year and an additional 2.08333% of the shares vesting upon completion of each full month thereafter. The options may be accelerated in the event of specified types of corporate reorganizations. The exercise price may be paid either in cash or at the discretion of the board of directors (i) by delivery of other Coinstar common stock owned for six months, (ii) pursuant to a deferred payment arrangement, or (iii) in any other form of legal consideration acceptable to the board of directors.

(2) Based on an aggregate of 824,000 shares subject to options granted to our employees in the fiscal year ended December 31, 2000, including the Named Executive Officers.

(3) The potential realizable value calculated based on the term of the option at the time of grant (10 years). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent a prediction of our stock price performance. Actual gains, if any, are dependent on the actual future performance of our common stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                 Number of Securities Underlying        Value of Unexercised
                                                     Unexercised Options at            In-the-Money Options at
                           Shares                       December 31, 2000               December 31, 2000(2)
                         Acquired on    Value    ----------------------------------   -------------------------
     Name                 Exercise   Realized(1)  Exercisable       Unexercisable     Exercisable Unexercisable
     ----                ----------- ----------- ---------------   ----------------   ----------- -------------
Jens H. Molbak..........    5,000     $ 69,315             202,475            120,833 $1,276,921    $601,562
Daniel A. Gerrity.......   13,125      142,690             327,512                 --  1,692,587          --
Richard P. Stillman.....       --           --              17,500            137,500     38,594     371,056
William W. Booth........    2,700       41,783              49,092             56,208    439,282     200,993
Michael W. Parks........       --           --              48,354             63,646    285,073     208,797
Michael L. Doran........    1,875       24,879              42,583             77,875    278,537     249,047

---------------------
(1) Based on the difference between the fair market value on the date of exercise and the exercise price.

(2) Based on the difference between the fair market value on December 31, 2000 ($15.25 per share) and the exercise price.

Directors Compensation

  Each non-employee director receives annual cash compensation of $10,000 for service on the board of directors. Additionally, non-employee directors receive $250 for attending meetings of committees of which they are official members. Directors may elect to receive this cash compensation in the form of Coinstar stock.

  Each non-employee director also receives stock option grants under the Amended and Restated 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of common stock to eligible non-employee directors of Coinstar. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 200,000.

  During 2000, pursuant to the Directors' Plan, we granted the following: options to purchase 5,000 shares of our common stock to Robert O. Aders at an exercise price of $9.25, the fair market value of such stock on June 15, 2000, the date of grant; options to purchase 10,000 shares of our common stock to David M. Eskenazy at an exercise price of $11.00, the fair market value of such stock on August 1, 2000, the date of grant; options to purchase 5,000 shares of our common stock to William D. Ruckelshaus at an exercise price of $9.25, the fair market value of such stock on June 15, 2000, the date of grant; and options to purchase 15,000 shares of our common stock to Larry A. Hodges at an exercise price of $9.25, the fair market value of such stock on June 15, 2000, the date of grant. Of Mr. Hodges' grant, 10,000 shares were subsequently cancelled when Mr. Hodges resigned from the board of directors.

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

  Employment Agreements. In November 2000, we entered into employment agreements with Richard P. Stillman, Diane L. Renihan and M. Carol Lewis. Under the agreements, we agreed to pay each executive a specified annual base salary. In addition, the agreements provide that such executive is eligible to receive an annual cash bonus, if such executive meets performance targets applicable to such bonuses.

  The agreements also provide for terms of employment to expire on December 31, 2002 and provide certain benefits if the executive terminates his or her employment for "good reason" or is terminated without "cause" prior to such date. These benefits include:

 . If terminated without cause, (i) termination payments equal to nine months' annual base salary, if such termination occurs prior to December 31, 2001 or (ii) termination payments of 6 months' annual base salary, if such termination occurs prior to December 31, 2002;

 . If the executive terminates with good reason, termination payments equal to the lesser of six months' annual base salary and the annual base salary such executive would have received if his or her employment had continued until December 31, 2002;

 . Continuation of health insurance benefits, including current dependent coverage, for 12 months following the date of termination; and

 . Acceleration of 75% of such executive's unvested Coinstar options if terminated without cause prior to December 31, 2001 or acceleration of 50% of such executive's unvested Coinstar options if such executive terminates for good reason at any time or is terminated without cause after December 31, 2001, but prior to December 31, 2002.

  Our obligations to provide such benefits, however, will be offset by the amount of salary or pay the executive receives from other employment obtained during any salary continuation period following such termination.

  The agreements require the executives to refrain from working directly or indirectly for or divulging confidential information to certain competitors during the shorter of (a) one year following termination of employment without cause or for good reason or (b) the period of the severance payment.

  Separation Agreement. In November 2000, we entered into a separation agreement with Daniel A. Gerrity. The agreement provides certain benefits effective November 15, 2000, the date of Mr. Gerrity's resignation as president and chief executive officer of Coinstar. Such benefits include twelve months' severance pay (aggregate $300,000) payable over a 12-month period, one year of continued health insurance benefits, including dependent care coverage, and vesting of Mr. Gerrity's unvested stock options.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  Our compensation committee consists of William D. Ruckelshaus, David E. Stitt and Ronald A. Weinstein. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table shows the number of shares of common stock beneficially owned on December 31, 2000 by: (i) each director; (ii) each of the Named Executive Officers listed in the Summary Compensation Table on page 32 who were executive officers during 2000; (iii) the executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our outstanding common stock.

                                                      Number of
                                                        Shares    Percent of
                                                     Beneficially Outstanding
    Beneficially Owned                                 Owned(1)     Shares
    ------------------                               ------------ -----------
Snyder Capital Management, L.P.(2)..................  2,522,000      12.4%
  Snyder Capital Management, Inc.
  350 California Street, Suite 1460
  San Francisco, CA 94104
Mark A. Riely(3)....................................  2,048,000      10.4%
  260 West Broadway, Suite 2-D
  New York, NY 10013
Curtis L. Alexander(4)..............................  1,929,590       9.5%
  365 Boston Post Road, Suite 210
  Sudbury, MA 01716
Media Group Investors, L.P.(5)......................  1,158,350       5.7%
  365 Boston Post Road, Suite 210
  Sudbury, MA 01716
FMR, Corp.(6).......................................  1,842,900       9.0%
  82 Devonshire Street
  Boston, MA 02109
Hedreen Joint Venture(7)............................  1,789,846       8.8%
  PO Box 9006
  Seattle, WA 98109
Jens H. Molbak(8)...................................    774,056       3.8%
Daniel A. Gerrity(9)................................    277,412       1.3%
Richard P. Stillman(10).............................     20,200        *
Michael W. Parks(11)................................     74,678        *
Michael L. Doran(12)................................     51,449        *
William W. Booth(13)................................     59,028        *
David M. Eskenazy(14)...............................     30,700        *
David E. Stitt(15)..................................     32,000        *
William D. Ruckelshaus(16)..........................     27,726        *
Ronald A. Weinstein(17).............................    273,379       1.3%
Robert O. Aders(18).................................     26,534        *
All directors and executive officers as a group (11
 persons)...........................................  1,647,162      7.8.%

---------------------
  *   Represents beneficial ownership of less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of December 31, 2000 are deemed outstanding. These option shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person (unless otherwise assumed to be outstanding). Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. As of December 31, 2000, we had 20,388,705 shares of common stock outstanding.

 (2) Beneficial ownership of shares as of December 31, 2000 as reported on Questionnaire for Directors, Officers and 5% Shareholders signed by Snyder Capital Management, L.P. on February 27, 2001. Represents 2,522,000 shares over which Snyder Capital Management, L.P. and Snyder Capital Management, Inc. share dispositive power and 2,285,300 over which Snyder Capital Management, L.P. and Snyder Capital Management, Inc. share voting power.

 (3) Beneficial ownership of shares as of December 31, 2000 as reported on Questionnaire for Directors, Officers and 5% Shareholders signed by Mark
      A. Riely on February 28, 2001. Includes 155,000 shares of common stock owned of record by Mr. Riely, 344,710 shares of common stock owned by Media Group Investments, Ltd., which has as its investment advisor Vercingetorix Corp., of which Mr. Riely is a 50% stockholder, 1,158,350 shares of common stock owned by Media Group Investors, L.P., which has a sole general partner, Media Group Management, Inc., of which Mr. Riely is a 75% stockholder, 276,250 shares of common stock owned by an account of Goldman Sachs Strategic Tech Fund, which account is managed by Vercingetorix Corp., of which Mr. Riely is a 50% stockholder, and 113,690 shares of common stock owned by Key Media and Communications, Inc., which has as its investment adviser Vercingetorix Corp., of which Mr. Riely is a 50% stockholder.

 (4) Beneficial ownership of shares as reported on Questionnaire for Directors, Officers and 5% Shareholders signed by Mark A. Riely on February 28, 2001. As of June 9, 2000 Mr. Alexander has the sole power to vote and dispose of 36,590 shares of common stock owned of record by Mr. Alexander. Mr. Alexander has the shared power to vote and dispose of 1,158,830 shares of common stock owned by Media Group Investors, L.P. which has a sole general partner, Media Group Management, Inc., of which Mr. Alexander is a 25% shareholder, 344,710 shares of common stock owned by Media Group Investments, Ltd., which has as its investment advisor Vercingetorix Corp., of which Mr. Alexander is a 50% shareholder, 276,250 shares of common stock owned by an account of Goldman Sachs Strategic Technology Fund, L.P., which account is managed by Vercingetorix Corp., of which Mr. Alexander is a 50% shareholder and 113,690 shares of common stock owned by Key Media and Communications, Inc., which has as its investment advisor Vercingetorix Corp., of which Mr. Alexander is a 50% shareholder.

 (5) Beneficial ownership of shares as reported on Questionnaire for Directors, Officers and 5% Shareholders signed by Mark A. Riely on February 28, 2001. Media Group Investors, L.P. has shared power to vote and dispose of 1,158,350 shares of common stock with Curt L. Alexander and Mark A. Riely.

 (6) Beneficial ownership of shares as of December 31, 2000 as reported on Form 13G filed with the Securities and Exchange Commission on February 14, 2001. FMR, Corp. has sole dispositive power over all 1,842,900 shares beneficially owned and sole voting power over 383,200 of such shares. 1,459,700 of these shares are beneficially owned by Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR, Corp., as investment advisor to various investment companies including Fidelity Small Cap Stock Fund, which directly owns 1,444,500 of the shares beneficially owned by Fidelity. The boards of trustees of the funds advised by Fidelity have sole voting power over shares directly owned by the funds.

 (7) Beneficial ownership as filed on Form 13D with the Securities and Exchange Commission on January 22, 2001. Includes 1,789,846 shares beneficially owned by Richard C. Hedreen as sole manager of Hedreen Joint Venture. Hedreen Joint Venture shares dispositive power over all 1,789,846 shares with Mr. Hedreen. Mr. Hedreen has sole voting power over 898,542 of such shares.

 (8) Includes 214,974 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2000. Also includes 40,000 shares held by Mt. Shuksan Investments LLC and 73,000 shares held by Penny Partners L.P. Mr. Molbak shares voting and investment power over the shares held by Mt. Shuksan Investments LLC and Penny Partners L.P. and disclaims beneficial ownership of such shares except to the extent of his ownership interest therein.

(9) Includes 205,000 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2000. Also includes 100 shares held by Mr. Gerrity's son. Mr. Gerrity shares voting and investment power over the shares held by his son and disclaims beneficial ownership of such shares except to the extent of his ownership interest therein.

(10) Includes 20,000 shares issuable upon the exercise of options exercisable within 60 days of December 31, 2000.

(11) Includes 51,770 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(12) Includes 46,208 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(13) Includes 51,717 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(14) Includes 10,000 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(15) Includes 25,000 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(16) Includes 22,726 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

(17) Includes 36,428 shares issuable upon exercise of options exercisable within 60 days of December 31, 2000. Also includes 90,400 shares beneficially owned by the Weinstein Family Limited Partnership.
      Mr. Weinstein is a general partner of the Weinstein Family Limited Partnership.

(18) Includes 16,534 shares issuable upon exercise of an option exercisable within 60 days of December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

  On February 10, 2000, Mr. Ronald A. Weinstein, a director of Coinstar, purchased 500,000 shares of Series A Convertible Preferred Stock of Meals.com, Inc. for an aggregate purchase price of $500,000. This purchase was made in connection with the issuance and sale by Meals.com of an aggregate $15.5 million of its convertible preferred stock. Mr. Weinstein also received a warrant to purchase an additional 500,000 shares of Meals.com for $0.125 per share.

  In November 2000, we entered into employment agreements with Richard P. Stillman, Diane L. Renihan and M. Carol Lewis. Please see Item 11-Employment Contracts, Termination of Employment and Change-in-Control Arrangements on page 35 for a summary of such agreements.

  In November 2000, we entered into a separation agreement with Daniel A. Gerrity. Please see Item 11-Employment Contracts, Termination of Employment and Change-in-Control Arrangements on page 35 for a summary of such agreement.

  We believe that these transactions were on terms no less favorable to Coinstar or Meals.com than could be obtained from unaffiliated third parties. There were no other material related party transactions during the year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  The financial statements required by this item are submitted in a separate section beginning on page 43 of this Annual Report on Form 10-K.

                                                                          Page
                                                                          ----
 (a)(1) Index to Financial Statements
        Independent Auditors' Report....................................   42
        Consolidated Balance Sheets.....................................   43
        Consolidated Statements of Operations...........................   44
        Consolidated Statements of Changes In Stockholders' Equity
        (Deficit).......................................................   45
        Consolidated Statements of Cash Flows...........................   46
        Consolidated Notes to Financial Statements......................   47
 (a)(2) Index to Financial Statement Schedules
        All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
 (a)(3) Index to Exhibits:

 Exhibit Number                     Description of Document
 --------------                     -----------------------
    3.1(1)      Amended and Restated Certificate of Incorporation of the
                Registrant in effect after the closing of the initial public offering.
    3.2(1)      Amended and Restated Bylaws of the Registrant.
    4.1         Reference is made to Exhibits 3.1 through 3.2.
    4.2(1)      Specimen Stock Certificate.
    4.3(1)      Second Amended and Restated Investor Rights Agreement, dated
                August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
    4.4(1)      Indenture between Registrant and The Bank of New York dated
                October 1, 1996.
    4.5(1)      Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
    4.6(1)      Notes Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
    4.7(1)      Warrant Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
    4.8(1)      Specimen 13% Senior Discount Note Due 2006.
    4.9(3)      Rights Agreement dated as of November 12, 1998 between
                Registrant and American Securities Transfer and Trust, Inc.
    4.10(3)     Registrant's Certificate of Designation of Series A Preferred
                Stock. Reference is made to Exhibit A of Exhibit 4.9.
    4.11(3)     Form of Rights Certificate. Reference is made to Exhibit B of
                Exhibit 4.9.
    4.12(4)     Credit Agreement, dated February 19, 1999, between Coinstar,
                Inc. and Imperial Bank, for itself and as agent for Bank
                Austria Creditanstalt Corporate Finance, Inc.
    4.13(4)     Form of Warrant, dated February 19, 1999, issued to Imperial
                Bank.
    4.14(4)     Form of Warrant, dated February 19, 1999, issued to Bank
                Austria Creditanstalt Corporate Finance, Inc.
    4.15(4)     Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Imperial Bank.
    4.16(4)     Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Bank Austria Creditanstalt Corporate
                Finance, Inc.
    4.17(5)     Senior secured note dated February 10, 2000, executed by
                Meals.com, Inc. on behalf of Coinstar, Inc.
    4.18(7)     Fifth Amendment to Credit Agreement between Coinstar, Inc. and
                Imperial Bank, dated September 26, 2000.

 Exhibit Number                     Description of Document
 --------------                     -----------------------
    10.1(1)     Amended and Restated Registrant's 1997 Equity Incentive Plan.
    10.2(1)     Registrant's 1997 Employee Stock Purchase Plan.
    10.3        Amended and Restated Registrant's 1997 Non-Employee Directors'
                Stock Option Plan.
    10.4(1)     Form of Indemnity Agreement between the Registrant and its executive officers and directors.
    10.5(1)     Series E Preferred Stock and Warrant Purchase Agreement between
                Registrant and Acorn Ventures, Inc. dated August 27, 1996.
    10.6(1)     Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
    10.7(1)     Sublease between Registrant and Maruyama U.S., Inc. dated
                January 15, 1997.
    10.8(1)     Lease agreement between Registrant and Spieker Properties, L.P.
                dated January 29, 1997.
    10.9(2)     Manufacturing Agreement between Registrant and SeaMed
                Corporation dated May 14, 1998.
    10.10(1)    Purchase Agreement between Registrant and Smith Barney Inc.
                dated October 22, 1996.
    10.11       Registrant's 2000 Equity Incentive Plan.
    10.12       Employment Agreement between Richard P. Stillman and the
                Registrant dated November 17, 2000.
    10.13       Employment Agreement between Diane L. Renihan and the
                Registrant dated November 16, 2000.
    10.14       Employment Agreement between M. Carol Lewis and the Registrant dated November 20, 2000.
    10.15       Separation Agreement between Daniel A. Gerrity and the
                Registrant dated November 15, 2000.
    12.1        Ratio of Earnings to Fixed Charges.
    21.1(6)     Subsidiaries.
    23.1        Consent of Deloitte & Touche LLP.

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

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4) Incorporated by reference to the Registrant's current Report on Form 8-K (File Number 000-22555) filed by Coinstar on March 3, 1999.

(5) Incorporated by reference to the Current Report on Form 8-K (File Number 000-22555) filed by Coinstar on February 18, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000.

(b)  Reports on Form 8-K.
     The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2000.

(c)  Exhibits.
     The exhibits required by this item are listed under Item 14(a)(3).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Coinstar, Inc.

                                                  /s/ Diane L. Renihan
                                          By: _________________________________
                                                      Diane L. Renihan
                                                  Chief Financial Officer
                                                    Date: March 30, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                             Title                    Date
              ---------                             -----                    ----

       /s/ Diane L. Renihan            Chief Financial Officer          March 30, 2001
______________________________________
           Diane L. Renihan

       /s/ Richard C. Deck             Chief Accounting Officer         March 30, 2001
______________________________________
           Richard C. Deck

        /s/ Jens H. Molbak             Chairman of the Board            March 30, 2001
______________________________________
            Jens H. Molbak

       /s/ Robert O. Aders             Director                         March 30, 2001
______________________________________
           Robert O. Aders

      /s/ David M. Eskenazy            Director                         March 30, 2001
______________________________________
          David M. Eskenazy

        /s/ David E. Stitt             Director                         March 30, 2001
______________________________________
            David E. Stitt

     /s/ Ronald A. Weinstein           Director                         March 30, 2001
______________________________________
         Ronald A. Weinstein

    /s/ William D. Ruckelshaus         Director                         March 30, 2001
______________________________________
        William D. Ruckelshaus

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Coinstar, Inc.
Bellevue, Washington

  We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations, and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 9, 2001
Seattle, Washington

                        COINSTAR, INC. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                  ----------------------------
                                                      2000           1999
                                                  -------------  -------------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................... $  78,674,152  $  78,736,908
 Short-term investments available for sale.......            --      9,294,825
 Prepaid expenses and other current assets.......     2,885,834      2,337,456
                                                  -------------  -------------
  Total current assets...........................    81,559,986     90,369,189

PROPERTY AND EQUIPMENT:
 Coinstar units..................................   122,765,818    102,669,587
 Computers.......................................     7,516,588      4,481,264
 Office furniture and equipment..................     1,560,144      1,241,198
 Leased vehicles.................................     3,941,144      2,825,155
 Leasehold improvements..........................       527,017        437,593
 Coinstar components.............................        68,924         94,473
                                                  -------------  -------------
                                                    136,379,635    111,749,270
 Accumulated depreciation........................   (66,478,763)   (43,649,321)
                                                  -------------  -------------
                                                     69,900,872     68,099,949
OTHER ASSETS, net of accumulated amortization of
 $4,894,156 and $2,356,150.......................     6,326,760      4,911,337
                                                  -------------  -------------
TOTAL............................................ $ 157,787,618  $ 163,380,475
                                                  =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable................................ $   4,882,786  $   4,866,539
 Accrued liabilities.............................    51,494,497     41,417,592
 Current portion of long-term debt and capital
  lease obligations..............................       920,603        649,640
                                                  -------------  -------------
  Total current liabilities......................    57,297,886     46,933,771

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....    61,815,043     61,181,184
                                                  -------------  -------------
  Total liabilities..............................   119,112,929    108,114,955

MINORITY INTEREST--CONVERTIBLE PREFERRED STOCK...     3,833,152             --

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $0.001 par value--
  Authorized, 5,000,000 shares; no shares issued
  and outstanding at 2000 or 1999................            --             --
 Common stock, $0.001 par value--Authorized,
  45,000,000 shares; issued and outstanding,
  20,388,705 and 20,141,207 shares at 2000 and
  1999, respectively.............................   159,517,516    157,737,504
 Contributed capital.............................     1,821,647      1,316,128
 Accumulated other comprehensive income (loss)...       (17,381)        (1,304)
 Accumulated deficit.............................  (126,480,245)  (103,786,808)
                                                  -------------  -------------
  Total stockholders' equity.....................    34,841,537     55,265,520
                                                  -------------  -------------
TOTAL............................................ $ 157,787,618  $ 163,380,475
                                                  =============  =============

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended December 31,
                                      ----------------------------------------
                                          2000          1999          1998
                                      ------------  ------------  ------------
REVENUE.............................. $103,088,820  $ 77,732,560  $ 47,673,651
EXPENSES:
 Direct operating....................   48,184,214    38,835,647    26,564,505
 Regional sales and marketing........   11,367,751     6,381,182     3,777,995
 Product research and development....    8,335,585     5,571,323     4,744,110
 Selling, general and
  administrative.....................   26,217,572    15,021,088    14,112,213
 Depreciation and amortization.......   27,064,866    20,314,509    13,237,234
                                      ------------  ------------  ------------
 Loss from operations................  (18,081,168)   (8,391,189)  (14,762,406)
OTHER INCOME (EXPENSE):
 Interest income.....................    1,975,613     2,350,065     1,366,580
 Interest expense....................   (8,516,699)  (11,314,177)  (10,816,858)
 Other...............................      261,369      (767,725)      239,812
                                      ------------  ------------  ------------
 Loss before minority interest and
  extraordinary item.................  (24,360,885)  (18,123,026)  (23,972,872)
 Minority interest related to
  convertible preferred stock........    1,667,448            --            --
                                      ------------  ------------  ------------
 Loss before extraordinary item......  (22,693,437)  (18,123,026)  (23,972,872)
EXTRAORDINARY ITEM
 Loss related to early retirement of
  debt...............................           --    (3,249,744)           --
                                      ------------  ------------  ------------
NET LOSS............................. $(22,693,437) $(21,372,770) $(23,972,872)
                                      ============  ============  ============

LOSS PER SHARE:
 Loss per share before extraordinary
  item, basic and diluted............ $      (1.12) $      (1.02) $      (1.58)
 Extraordinary item per share, basic
  and diluted........................           --         (0.18)           --
                                      ------------  ------------  ------------
 Loss per share, basic and diluted... $      (1.12) $      (1.20) $      (1.58)
                                      ============  ============  ============

 Weighted average shares outstanding,
  basic and diluted..................   20,270,855    17,856,579    15,150,463
                                      ============  ============  ============



                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                Accum.
                               Common Stock                     Other
                          ----------------------- Contributed   Comp.     Accumulated
                            Shares      Amount      Capital     Income      Deficit        Total
                          ---------- ------------ -----------  --------  -------------  ------------
BALANCE, January 1,
 1998...................  15,034,629 $ 61,039,848 $  513,584   $ (2,962) $ (58,441,166) $  3,109,304
Issuance of shares under
 employee stock purchase
 plan...................      98,239      738,968                                            738,968
Exercise of stock
 options................      80,418       42,713                                             42,713
Non-cash stock-based
 compensation...........       4,218       36,625                                             36,625
Comprehensive income
 Other comprehensive
  income
 Unrealized loss on
  short-term investments
  available for sale....                                          6,007                        6,007
 Unrealized gain on
  foreign currency
  translation...........                                            126                          126
                                                                                        ------------
 Other comprehensive
  income................                                                                       6,133
Net loss................                                                   (23,972,872)  (23,972,872)
                                                                                        ------------
Comprehensive income....                                                                 (23,966,739)
                          ---------- ------------ ----------   --------  -------------  ------------
BALANCE, December 31,
 1998...................  15,217,504   61,858,154    513,584      3,171    (82,414,038)  (20,039,129)
Issuance of shares under
 employee stock purchase
 plan...................      77,793      672,510                                            672,510
Exercise of stock
 options................     224,453      810,033                                            810,033
Exercise of warrants....     100,057       89,823    (89,823)                                     --
Issuance of common stock
 for acquisition of
 assets.................      25,000      386,250                                            386,250
Issuance of common
 stock, net of issuance
 costs of $6,286,841....   4,466,400   93,648,859                                         93,648,859
Issuance of common stock
 for asset purchase
 option.................      30,000      271,875                                            271,875
Contributed capital for
 warrants...............                             892,367                                 892,367
Comprehensive income....
Other comprehensive
 income (loss)
Unrealized loss on
 foreign currency
 translation............                                         (4,475)                      (4,475)
                                                                                        ------------
Other comprehensive
 income (loss)..........                                                                      (4,475)
Net loss................                                                   (21,372,770)  (21,372,770)
                                                                                        ------------
Comprehensive income....                                                                 (21,377,245)
                          ---------- ------------ ----------   --------  -------------  ------------
BALANCE, December 31,
 1999...................  20,141,207  157,737,504  1,316,128     (1,304)  (103,786,808)   55,265,520
Issuance of shares under
 employee stock purchase
 plan...................      82,484      783,665                                            783,665
Exercise of stock
 options................     165,014      996,347                                            996,347
Non-cash stock-based
 compensation expense...                             505,519                                 505,519
 Other comprehensive
  income (loss)
 Unrealized loss on
  short-term investments
  available for sale....                                         (3,485)                      (3,485)
 Unrealized loss on
  foreign currency
  translation ..........                                        (12,592)                     (12,592)
                                                                                        ------------
 Other comprehensive
  income (loss).........                                                                     (16,077)
Net loss................                                                   (22,693,437)  (22,693,437)
                                                                                        ------------
Comprehensive income
 (loss).................                                                                 (22,709,514)
                          ---------- ------------ ----------   --------  -------------  ------------
BALANCE, December 31,
 2000...................  20,388,705 $159,517,516 $1,821,647   $(17,381) $(126,480,245) $ 34,841,537
                          ========== ============ ==========   ========  =============  ============

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended December 31
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
OPERATING ACTIVITIES:
 Net loss............................  $(22,693,437) $(21,372,770) $(23,972,873)
Adjustments to reconcile net loss to
 net cash used by operating
 activities:
 Depreciation and amortization.......    27,064,866    20,314,509    13,237,234
 Minority interest related to
  convertible preferred stock........    (1,667,448)           --            --
 Write off of non-cash portion of
  purchase option....................            --       271,875            --
 Debt discount amortization..........       436,204     8,712,920    10,345,573
 Non-cash stock-based compensation...       505,519            --        36,625
 Unrealized loss on short-term
  investments available for sale.....        (3,485)           --            --
 Unrealized gain (loss) on foreign
  currency...........................       (12,592)       (4,475)          117
Cash provided (used) by changes in
 operating assets and liabilities:
 Investment interest receivable......       131,984        45,862       483,502
 Prepaid expenses and other current
  assets.............................      (407,846)   (1,255,585)      (21,661)
 Other assets........................       128,316      (646,360)        2,592
 Accounts payable....................        56,382     1,038,080       590,390
 Accrued liabilities.................    10,095,782    14,564,068     8,753,736
                                       ------------  ------------  ------------
 Net cash provided by operating
  activities.........................    13,634,245    21,668,124     9,455,235
INVESTING ACTIVITIES:
 Purchases of short-term
  investments........................            --   (25,681,907)  (24,258,982)
 Sales and maturities of short-term
  investments........................     9,162,841    20,523,535    56,202,659
 Purchases of fixed assets...........   (24,876,519)  (36,508,249)  (22,991,701)
 Net proceeds from the sale of
  equipment..........................        17,012            --            --
 Refund of tax on Coinstar units.....            --       535,223            --
 Purchase of intangible assets.......    (4,488,078)           --            --
 Other...............................            --        54,325         2,622
                                       ------------  ------------  ------------
 Net cash provided (used) by
  investing activities...............   (20,184,744)  (41,077,073)    8,954,598
FINANCING ACTIVITIES:
 Payments on long-term debt..........      (792,869)  (35,173,750)   (1,703,222)
 Borrowings under long-term debt
  obligations........................            --       500,000            --
 Proceeds from sale of common stock,
  net of issuance costs..............            --    93,648,859            --
 Proceeds from exercise of stock
  options and issuance of shares
  under employee stock purchase
  plan...............................     1,780,012     1,482,543       781,681
 Proceeds from sale of subsidiary
  convertible preferred stock and
  warrants, including minority
  interest related to convertible
  preferred stock....................     5,500,600            --            --
                                       ------------  ------------  ------------
 Net cash provided (used) by
  financing activities...............     6,487,743    60,457,652      (921,541)
                                       ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................       (62,756)   41,048,703    17,488,292
CASH AND CASH EQUIVALENTS:
 Beginning of year...................    78,736,908    37,688,205    20,199,913
                                       ------------  ------------  ------------
 End of year.........................  $ 78,674,152  $ 78,736,908  $ 37,688,205
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  interest...........................  $  8,082,117  $    246,574  $    486,298
SUPPLEMENTAL DISCLOSURES OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
 Purchase of vehicles financed by
  capital lease obligations..........  $  1,389,418  $  1,341,461  $    504,811
 Cashless exercises of warrants......            --        89,823            --
 Purchase of assets with common
  stock..............................            --       386,250            --
 Purchase of assets with warrants....            --       169,156            --
 Issuance of warrants under revolving
  credit facility....................            --       723,211            --
 Stock issued for purchase option....            --       271,875            --

                 See notes to consolidated financial statements

                        COINSTAR, INC. and SUBSIDIARIES

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

NOTE 1: ORGANIZATION AND BUSINESS

  General: Coinstar, Inc. (the "Company" or "Coinstar") develops, owns and operates a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. The Company has increased its installed base every year since inception, and as of December 31, 2000, had an installed base of 8,509 units located in supermarkets and financial institutions in 46 states, the District of Columbia, the United Kingdom and Canada.

  Coinstar International, Inc., ("Coinstar International") a wholly owned subsidiary, was formed in March 1998 to explore expanding the Company's operations internationally. Coinstar International is piloting 58 Coinstar units in Canada to determine the viability of the Canadian market and is piloting 27 Coinstar units in the United Kingdom.

  Meals.com, Inc., ("Meals.com") an 89%-owned subsidiary of the Company, was formed in January 1999. Meals.com is an online and in-store grocery marketing business designed to drive sales for supermarket retailers and consumer packaged goods manufacturers by directly targeting individual consumers at various points in the "plan-shop-cook-eat" cycle and by influencing consumer purchase behavior.

  Principles of consolidation: The financial statements include the accounts of Coinstar Inc., its wholly-owned subsidiary, Coinstar International, and its 89%-owned subsidiary, Meals.com. All intercompany transactions have been eliminated in consolidation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and equivalents: The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes funds in transit, which represent amounts being processed by armored carriers or residing in Coinstar units which are payable to our partners, of $42.6 million and $31.4 million at December 31, 2000 and 1999, respectively.

  Securities available for sale: At December 31, 1999, the Company had investments that were classified as available for sale and were stated at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement specifies that available for sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders' equity. All of the Company's investments had maturities of one year or less. Realized and unrealized gains or losses at December 31, 1999 were insignificant. Fair value was based upon quoted market prices.

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

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  In order to achieve volume discounts, the Company purchases certain components of the Coinstar units in advance. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

  During 1998, the Company reduced the carrying value of certain components of the Coinstar unit resulting in a provision for additional depreciation of $170,097. During 1999, the Company wrote off certain obsolete equipment resulting in a charge of $483,000 and received a refund for overpaid use tax attributable to Coinstar units, which resulted in the reduction of the basis of the Coinstar units and a reduction in depreciation expense.

  Other assets: Other assets include lease and utility deposits, deferred financing fees for the Company's long-term debt facilities and amounts relating to software development costs, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Such assets are amortized on a straight-line basis over two to ten years.

  Revenue recognition: Coin processing fees are recognized at the time the customers' coins are counted by the Coinstar unit. Units in service with the top three retail distribution partners in 2000 accounted for approximately 27.6%, 11.4% and 11.3% of the Company's revenues. In 1999, the top two retail distribution partners accounted for approximately 31.9%, and 11.2% of the Company's revenues and in 1998, the top two partners accounted for approximately 18.9% and 18.7% of the Company's revenues.

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

  At December 31, 2000 and 1999, the carrying amount and estimated fair value of such financial instruments for which fair value can be determined are as follows:

                                                     2000             1999
                                               ---------------- ----------------
                                               Carrying  Fair   Carrying  Fair
                                                Amount   Value   Amount   Value
                                               -------- ------- -------- -------
                                                        (In thousands)
Long-term debt................................ $60,860  $63,309 $60,424  $64,224

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

  Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  Recent accounting pronouncements: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138. This pronouncement, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted the provisions of SFAS 133 and SFAS 138 as of January 1, 2001. The impact of adoption was not material to the financial statements, taken as a whole.

  The SEC recently issued Staff Accounting Bulletin ("SAB") 101, which outlines the reporting requirements for revenue recognition. The Company's accounting policies are in accordance with SAB 101; therefore, there was no material impact upon adoption.

NOTE 3: ACCRUED LIABILITIES

  Accrued liabilities consisted of the following at December 31:

                                                           2000        1999
                                                        ----------- -----------
Funds in transit....................................... $42,577,418 $31,398,593
Accrued liabilities for payroll related expenses.......   2,334,929   1,030,686
Accrued liabilities for interest payable...............   1,986,329   2,090,183
Accrued liabilities for taxes..........................   1,921,851   1,934,922
Accrued liabilities to service contract providers......     690,065   1,278,058
Accrued liabilities for marketing expenses.............     116,945   2,532,637
Other..................................................   1,866,960   1,152,513
                                                        ----------- -----------
                                                        $51,494,497 $41,417,592
                                                        =========== ===========

NOTE 4: LONG-TERM DEBT

  Long-term debt, including current portion, consisted of the following at December 31:

                                                          2000         1999
                                                       -----------  -----------
Senior subordinated discount notes.................... $60,980,000  $60,980,000
Senior revolving line.................................     500,000      500,000
Less unamortized discounts............................    (619,917)  (1,056,118)
                                                       -----------  -----------
                                                        60,860,083   60,423,882
Less current portion..................................          --           --
                                                       -----------  -----------
Long-term debt........................................ $60,860,083  $60,423,882
                                                       ===========  ===========

  Senior subordinated discount notes: On October 22, 1996, the Company completed a private placement offering of 95,000 units, each of which consisted of $1,000 principal amount of 13% senior subordinated discount notes (the "Notes"), due at maturity in 2006, and warrants to purchase seven shares of common stock of the Company, at an exercise price of $.01 per warrant share, subject to adjustment under certain circumstances. Imputed interest on the Notes, as represented by the original issue discount of $29,413,154, accrued until October 1999, at which time interest was payable in semi-annual installments through maturity. Interest paid in 2000 was $7,927,400.

  The Notes are not redeemable at the option of the Company prior to October 1, 2001, other than from the proceeds of a public equity offering. The Notes are redeemable at the option of the Company, in whole or in

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

  In the event of a change of control (as defined in the Notes), each holder of the Notes has the option to require the Company to repurchase such Notes at 101% of the accreted value thereof on the date of repurchase plus liquidated damages. The Notes are subordinate in rank to all existing and future senior indebtedness of the Company. The indenture pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company to make dividend payments, make investments, repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of the Company's assets, engage in transactions with affiliates, or permit its restricted subsidiaries to effect certain transactions.

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

  Early retirement of debt: In 1999, the Company recorded an extraordinary charge of $3.2 million, which consisted of premiums paid on the pre-payment of $34.0 million of Notes, and the write-off of their related deferred financing costs.

  Principal payments: Scheduled principal payments on long-term debt are as follows:

September 2006..................................................... $   500,000
October 2006.......................................................  60,980,000
                                                                    -----------
                                                                     61,480,000
Less unamortized discounts.........................................    (619,917)
                                                                    -----------
                                                                    $60,860,083
                                                                    ===========

  Credit Agreement: On February 19, 1999, the Company entered into a Credit Agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Imperial Bank, the "Lenders"). On September 26, 2000, the Company amended the Credit Agreement to release Bank Austria from its obligations under the Credit Agreement. The amended Credit Agreement provides for a credit facility of up to $13.0 million, consisting of a revolving loan of $10.0 million and a term loan of $3 million. The amended Credit Agreement bears interest at Imperial Bank's prime rate plus 50 basis points (10.0% at December 31, 2000), expires in September 2006 and also releases the Company from its obligation to maintain minimum deposits with Imperial Bank. The Credit Agreement requires the Company to maintain certain financial covenants during the term of the agreement, which, among other things, prohibits the Company from paying dividends without Imperial Bank's consent.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  In connection with the Credit Agreement, the Company issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants, which expire on February 19, 2009, is $12.177 per share. The values of the warrants issued in connection with the Credit Agreement were recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. The unamortized value, as of September 26, 2000, of the warrant issued to Bank Austria was recognized as interest expense upon the release of Bank Austria from the Credit Agreement.

NOTE 5: COMMITMENTS

  Lease commitments: The Company entered into three lease agreements for office space that commenced April 1, 1997, September 1, 1997 and August 1, 2000 and which expire on March 31, 2002, August 31, 2004 and July 31, 2005, respectively. The agreements require the Company to pay a portion of operating costs and minimum monthly payments, which escalate annually, based on a stated schedule. Each agreement allows the Company to renew each lease for one consecutive period of five years.

  The Company has entered into capital lease agreements to finance the acquisition of certain automobiles. The Company retains title to such assets. These capital leases have terms of 36 months at imputed interest rates that range from 9.6% to 11.7%. Assets under capital lease obligations aggregated $3,941,144 and $2,825,155, net of $1,382,546 and $903,476 of accumulated amortization, at December 31, 2000 and 1999, respectively.

  A summary of the Company's minimum lease obligations at December 31, 2000 are as follows:

                                                          Capital    Operating
                                                           Leases      Leases
                                                         ----------  ----------
2001.................................................... $1,075,134  $1,603,437
2002....................................................    766,792   1,441,577
2003....................................................    266,603   1,396,978
2004....................................................         --   1,044,840
2005....................................................         --     170,198
                                                         ----------  ----------
Total minimum lease commitments.........................  2,108,529  $5,657,030
                                                                     ==========
Less amounts representing interest......................   (232,966)
                                                         ----------
Present value of lease obligation.......................  1,875,563
Less current portion....................................   (920,603)
                                                         ----------
Long-term portion....................................... $  954,960
                                                         ==========

  Rental expense was $1,634,667, $1,362,783 and $1,365,148 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Service providers: As of December 31, 2000, the Company had outstanding service contracts with several service providers. These contracts generally cover a one- to two-year period and have cancellation clauses ranging from 30 to 60 days.

  Purchase commitments: The Company has entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases in the amount of $2,333,478 in 2001.

  Concentration of suppliers: The Company currently buys a significant component of the Coinstar unit from a single supplier. Although there are a limited number of suppliers for the component, management believes

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

that other suppliers could provide similar equipment, which would require certain modifications. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could materially adversely, affect future operating results.

  Letter of credit: At December 31, 2000, the Company had secured irrevocable letters of credit with two banks totaling $6.8 million. These letters of credit, which expire at various times through August 2001, are available to collateralize certain Company obligations to third parties. At December 31, 2000, no amounts were outstanding under these letters of credit agreements.

NOTE 6: FUNDING OF SUBSIDIARY

  On February 10, 2000, Meals.com, the Company's 89%-owned subsidiary, sold
5.5 million shares of its Series A Convertible Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share, to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, Coinstar invested $10.0 million in exchange for 10 million shares of Series A-1 Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock generally have identical rights, except that the holders of Series A Convertible Preferred Stock are entitled to one vote per share while holders of Series A-1 Convertible Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com stockholders. In addition, the holders of the Series A and Series A-1 Convertible Preferred Stock have a
$5.5 million and $10.0 million liquidation preference, respectively. Also in connection with the Meals.com financing, Coinstar provided a $15.6 million credit facility. At December 31, 2000, Meals.com had drawn the entire amount of the credit facility from Coinstar. Coinstar does not anticipate increasing the credit facility to Meals.com. Interest accrues on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

NOTE 7: STOCKHOLDERS' EQUITY

  Common Stock

  In April 1999, the Company acquired certain assets consisting of Internet domain names, fixed assets, contracts, and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, the Company issued 25,000 shares of common stock.

  In June 1999, the Company completed a public offering of 4,000,000 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately $83.8 million, net of issuance costs. In July 1999, the underwriters exercised their option to purchase additional 466,400 shares of common stock at a purchase price of $22.375 per share for net proceeds of approximately $9.8 million, net of issuance costs.

  In October 1999, the Company issued 30,000 shares of the Company's common stock in partial consideration for a purchase option to purchase CoinBank Automated Systems, Inc. Upon the expiration of the option, the Company decided not to buy CoinBank Automated Systems, Inc.

  Warrants

  Certain warrants issued between June 28, 1993 and December 15, 1995 had expiration dates from June 28, 1998 to December 15, 2000, and have been recorded at amounts, which reflect management's best estimate of fair value on the date of issuance.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  On February 19, 1999, the Company issued a warrant in connection with its credit agreement with Imperial Bank to purchase 102,652 shares of common stock at an exercise price of $12.177 per share. In February 2001, Imperial Bank net exercised their warrant and purchased 18,963 shares of our common stock.

  On March 3, 1999, the Company acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, the Company issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004.

  A summary of the warrants outstanding for the three years in the period ended December 31, 2000, follows:

                                                           Common Stock
                                                     --------------------------
                                                     Number of
                                                      Shares    Exercise Price
                                                     ---------  ---------------
OUTSTANDING, December 31, 1997 and 1998............. 1,042,981  $ 3.25 - $15.61
  Issued............................................   127,652   12.18 -  15.63
  Exercised.........................................  (100,057)   3.25 -   4.00
  Forfeited.........................................   (42,924)   3.25 -   4.00
                                                     ---------
OUTSTANDING, December 31, 1999...................... 1,027,652   11.40 -  15.63
  Issued............................................        --               --
  Exercised.........................................        --               --
  Forfeited.........................................  (900,000)  11.40 -  15.61
                                                     ---------
OUTSTANDING, December 31, 2000......................   127,652   12.18 -  15.63
                                                     =========

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

NOTE 8: STOCK-BASED COMPENSATION PLANS

  Stock Options

  In December 2000, the Company adopted the 2000 Equity Incentive Plan (the "2000 Plan"). During 2000, the Company has granted options to employees under this plan and the 1997 Equity Incentive Plan (the "1997 Plan") which generally vest over four years and expire after 10 years. Additionally, the Company has granted options under the 1997 Plan that have accelerated vesting provisions that are based on specified performance goals being met. If these goals are met, the options vest immediately. If the goals are not met, the options vest after five years. All options with performance-accelerated vesting that were granted in 1998 vested in 1998. The 1997 Plan is an amendment and restatement of the Company's 1992 Stock Option Plan, as amended. The Company has reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 3,580,000 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $25.125 per share, which represented management's best estimate of fair market value at the dates of grant. The Company did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  In March 1997, the Company adopted the Non-Employee Directors' Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has reserved a total of 200,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan. Stock options have been granted to non-employee directors to purchase common stock at prices of $9.25 and $11.00 per share, which represented the fair market value at the date of grant.

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

  In November 2000, the Company entered into a separation agreement with an employee that provides certain benefits effective November 15, 2000, the date of the employee's resignation. Such benefits included twelve months' severance pay (aggregate $300,000) payable over a twelve-month period, 12 months' continued health insurance benefits, including dependent care coverage, and vesting of the employee's unvested stock options. In connection with the accelerated stock option vesting, the Company recorded compensation expense of $505,000.

  The price ranges of all options exercised were $0.25 to $1.50 in 1998, $0.25 to $13.38 in 1999 and $0.40 to $11.75 in 2000. At December 31, 2000, there were 3,849,983 shares of unissued common stock reserved for issuance of which 824,219 shares were available for future grants. Numbers of common stock options under the plans are as follows as of December 31:

                                2000                1999                1998
                         ------------------- ------------------- -------------------
                                    Weighted            Weighted            Weighted
                                    average             average             average
                                    exercise            exercise            exercise
                          Shares     price    Shares     price    Shares     price
                         ---------  -------- ---------  -------- ---------  --------
Number of common shares
 under option:
 Outstanding, beginning
  of year............... 2,801,869   $10.03  1,678,559   $ 7.08    978,502   $5.76
 Granted................   824,000    13.63  1,567,654    12.14  1,033,944    7.81
 Exercised..............  (165,014)    6.04   (224,453)    3.61    (84,636)    .51
 Canceled or expired....  (435,191)   11.39   (219,891)    9.01   (249,251)   7.19
                         ---------           ---------           ---------
Outstanding, end of
 year................... 3,025,664    11.03  2,801,869    10.03  1,678,559    7.08
                         =========           =========           =========
Exercisable, end of
 year................... 1,444,443     9.66    805,063     8.13    464,811    5.46
                         =========           =========           =========

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  The following table summarizes information about common stock options outstanding at December 31, 2000:

                                  Options Outstanding                        Options Exercisable
                  --------------------------------------------------- ----------------------------------
                  Number of options Weighted average                  Number of options
                   outstanding at      remaining     Weighted average  exercisable at   Weighted average
 Exercise price   December 31, 2000 contractual life  exercise price  December 31, 2000  exercise price
 --------------   ----------------- ---------------- ---------------- ----------------- ----------------
 $ 0.25 - $ 3.50         95,772           4.92            $ 1.24             95,751          $ 1.24
   3.75 -   7.75         98,893           7.78              5.60             55,311            5.79
   8.00                 442,092           6.65              8.00            339,564            8.00
   8.13 -   9.50        134,687           6.03              8.81            110,445            8.76
   9.51 -   9.98         26,700           8.98              9.77              5,625            9.76
  10.00 -  13.94      1,644,786           7.86             11.06            756,422           10.85
  13.95 -  25.13        582,734           9.42             16.33             81,325           19.27
                      ---------                                           ---------
                      3,025,664                                           1,444,443
                      =========                                           =========

  Subsidiary Options

  In March 2000, Meals.com adopted the Amended and Restated 2000 Equity Incentive Plan (the "Meals.com 2000 Plan"), under which options granted to individuals generally vest according to specific provisions of each option grant, or as deemed appropriate by the Board and expire after 10 years. Meals.com has reserved 14,676,400 shares of its common stock under the Meals.com 2000 Plan for issuance to its officers, directors, employees, and consultants of Meals.com. In addition, 1,500,000 shares shall be issuable to executive officers and other senior management of Coinstar, Inc.

  Also in March 2000, Meals.com adopted the 2000 Employee Equity incentive Plan for Coinstar Employees under which options granted to individuals generally vest according to specific provisions of each option grant, or as deemed appropriate by the Board and expire after 10 years. Meals.com has reserved a total of 2,166,933 shares of its common stock for issuance under this plan to Coinstar employees.

  Options for shares of common stock granted under these plans were granted at prices ranging from $0.10 to $0.20 per share, which represented management's best estimate of fair market value at the dates of grant. Meals.com has recorded unearned compensation for the options issued to certain Coinstar employees and non-employee directors based on the requirements outlined in SFAS No. 123, Accounting for Stock Based Compensation ("SFAS 123"), and Emerging Issues Task Force Bulletin No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. As required by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which was issued in March 2000, the unearned compensation has been eliminated in the consolidated financial statements of the Company.

  During 2000, 15,702,000 shares were granted and 1,333,000 shares were cancelled with weighted average exercise prices of $0.11 per share and $0.10 per share, respectively. At December 31, 2000, 14,369,000 shares were outstanding with a weighted average exercise price of $0.11 per share. There were 18,343,333 shares of unissued common stock reserved for issuance of which 3,974,333 shares were available for future grants at December 31, 2000.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  The following table summarizes information about common stock options outstanding at December 31, 2000:

                                        Options Outstanding
                        ---------------------------------------------------
                        Number of options Weighted average
                         outstanding at      remaining     Weighted average
       Exercise price   December 31, 2000 contractual life  exercise price
       --------------   ----------------- ---------------- ----------------
           $0.10           12,860,000           9.30             $ --
            0.20            1,509,000           9.84               --
                           ----------
                           14,369,000
                           ==========

  Stock Purchase Plan

  In March 1997, the Company adopted the Employee Stock Purchase Plan (the "ESPP") under Section 423(b) of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. The Company has reserved a total of 400,000 shares of common stock for issuance under the Employee Stock Purchase Plan. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. As of December 31, 2000, payroll deductions totaling $783,664 were made for the purchase of shares. Actual shares purchased by participating employees as of December 31, 2000 totaled 82,484 at an average price of $9.50.

  Pro forma Net Loss

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option grants. The weighted average fair value of options granted during 2000, 1999 and 1998 were $13.63, $8.04 and $3.46, respectively. The fair value of each option granted during 2000, 1999 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 83%, 84% and 49% for 2000, 1999, and 1998, respectively; risk-free interest rates from 4.6% to 6.8%; and no dividends during the expected term. Had compensation costs for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, the Company's net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                  December 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Net loss:
 As reported........................ $(22,693,437) $(21,372,770) $(23,972,872)
 Pro forma..........................  (26,676,626)  (24,640,875)  (25,512,452)
Net loss per share, basic and
 diluted:
 As reported........................        (1.12)        (1.20)        (1.58)
 Pro forma..........................        (1.32)        (1.38)        (1.68)

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 9: INCOME TAXES

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to loss before minority interest related to convertible preferred stock. The sources and tax effects of the differences are as follows:

                                                            December 31,
                                                       -----------------------
                                                        2000    1999    1998
                                                       ------- ------- -------
Income tax at the federal statutory................... (34.0)% (34.0)% (34.0)%
Other.................................................  (1.0)%  (0.1)%   0.2 %
Valuation allowance changes affection the provision
 for income taxes.....................................  35.0 %  34.1 %   33.8%
                                                       ------- ------- -------
                                                         0.0 %   0.0 %    0.0%
                                                       ======= ======= =======

  Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Depreciation and amortization...................... $ (5,195,000) $ (5,410,000)
                                                    ------------  ------------
Total deferred tax liabilities.....................   (5,195,000)   (5,410,000)
                                                    ------------  ------------
Tax loss and credit carry forwards.................   41,486,000    32,854,000
Subordinated debt discount amortization............    7,140,000     7,312,000
Other..............................................      794,000       493,000
                                                    ------------  ------------
Total deferred tax assets..........................   49,420,000    40,659,000
                                                    ------------  ------------
Net deferred tax asset.............................   44,225,000    35,249,000
Valuation allowance................................  (44,225,000)  (35,249,000)
                                                    ------------  ------------
                                                    $         --  $         --
                                                    ============  ============

  A valuation allowance in the full amount of the net deferred tax asset balance has been established as it is uncertain that the Company will be able to realize such tax assets in the future. At December 31, 2000, the Company had net operating loss and credit carry forwards in the amount of $122,016,000, which expire through 2020.

  The Company recorded deferred tax benefits of $8,976,000, $7,287,000, and $8,113,000 for each of the years ended December 31, 2000, 1999 and 1998. A valuation allowance in the amount of the deferred tax benefit was recorded each year.

NOTE 10: LOSS PER SHARE

  The weighted average number of shares outstanding used to compute basic and diluted loss per share was 20,270,855, 17,856,579 and 15,150,463 for the years ended December 31, 2000, 1999 and 1998, respectively. Because the results from operations reflect a net loss for all years presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding.

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


  The following warrants and options were not included in the computation of diluted loss per share, as of December 31, because the effect was antidilutive:

                                   2000                      1999                      1998
                         ------------------------- ------------------------- ------------------------
                                      Exercise                  Exercise                  Exercise
                          Number        Price       Number        Price       Number       Price
                         --------- --------------- --------- --------------- --------- --------------
Stock warrants..........   127,652 $12.18 - $15.63 1,027,652 $11.40 - $15.63 1,042,981 $3.25 - $15.61
Common stock options.... 3,025,664   0.25 -  25.13 2,801,869   0.25 -  25.13 1,678,559  0.25 -  13.94

NOTE 11: RETIREMENT PLAN

  In July 1995, the Company adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 (the "Plan") for all employees who satisfy the age and service requirements under the Plan. The Plan is funded by voluntary employee salary deferral of up to 15% of annual compensation and 50% employer matching contributions of up to 6% of annual compensation. Effective October 1, 1998, the Company adopted an amendment to the Plan, whereby participating employees are 100% vested for the Company matched contributions. The Company contributed $442,824, $139,560 and $170,243 to the plan for the years ended December 31, 2000, 1999 and 1998.

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

                        COINSTAR, INC. and SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 13: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Following is a presentation of selected consolidated financial data for each of the four quarters of 2000 and 1999:

                                                     Three Months Ended
                          ------------------------------------------------------------------------------
                          Dec. 31,  Sept. 30, June 30,  Mar. 31,  Dec. 31,  Sept. 30, June 30,  Mar. 31,
                            2000      2000      2000      2000      1999      1999      1999      1999
                          --------  --------- --------  --------  --------  --------- --------  --------
                                            (In thousands, except per share data)
Statements of Operations
 Data:
 Revenue................  $28,630    $28,707  $24,714   $21,038   $21,960    $21,723  $18,258   $15,791
Expenses:
 Direct operating.......   12,984     13,045   11,733    10,422    10,938     10,783    9,176     7,939
 Regional sales and
  marketing.............    2,402      4,906    3,567       493     2,756      1,294    1,012     1,318
 Product research and
  development...........    3,035      1,858    1,710     1,732     1,441      2,035    1,155       940
 Selling, general and
  administrative........    8,748      6,911    5,502     5,057     4,135      3,877    3,628     3,381
 Depreciation and
  amortization..........    7,638      6,852    6,409     6,166     5,934      5,698    4,580     4,103
                          -------    -------  -------   -------   -------    -------  -------   -------
Loss from operations....   (6,177)    (4,865)  (4,207)   (2,832)   (3,244)    (1,964)  (1,293)   (1,890)
Other income (expense):
 Interest income........      400        542      476       558       918      1,151      118       163
 Interest expense.......   (2,362)    (2,094)  (2,081)   (1,980)   (2,381)    (3,089)  (2,993)   (2,851)
 Other income
  (expense).............       60         70       68        63      (831)        --       19        44
                          -------    -------  -------   -------   -------    -------  -------   -------
Net loss before minority
 interest and
 extraordinary item.....   (8,079)    (6,347)  (5,744)   (4,191)   (5,538)    (3,902)  (4,149)   (4,534)
Minority interest
 related to convertible
 preferred stock........      669        461      286       252        --         --       --        --
Extraordinary loss
 related to early
 retirement of debt.....       --         --       --        --    (2,506)      (744)      --        --
                          -------    -------  -------   -------   -------    -------  -------   -------
Net loss................  $(7,410)   $(5,886) $(5,458)  $(3,939)  $(8,044)   $(4,646) $(4,149)  $(4,534)
                          =======    =======  =======   =======   =======    =======  =======   =======
Loss per share, basic
 and diluted............  $ (0.36)   $ (0.29) $ (0.27)  $ (0.20)  $ (0.40)   $ (0.23) $ (0.26)  $ (0.30)
                          =======    =======  =======   =======   =======    =======  =======   =======
Weighted average shares
 outstanding, basic and
 diluted................   20,350     20,299   20,239    20,193    20,123     20,016   15,852    15,358
                          =======    =======  =======   =======   =======    =======  =======   =======

                        COINSTAR, INC. and SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


NOTE 14: BUSINESS SEGMENT INFORMATION

  Operating segments as defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

  The Company is organized into three reportable business segments: the United States core business, the Coinstar International business and the Meals.com business. Information about these three segments has been disclosed in the table below.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Revenue:
    United States core business.................. $101,928  $ 77,467  $ 47,654
    International business.......................      681       222        20
    Meals.com business...........................      480        44        --
                                                  --------  --------  --------
     Total revenues.............................. $103,089  $ 77,733  $ 47,674
                                                  ========  ========  ========
   Net loss:
    United States core business.................. $ (8,022) $(16,663) $(23,219)
    International business.......................   (1,060)   (1,297)     (754)
    Meals.com business...........................  (15,312)   (3,416)       --
    Minority interest and eliminations...........    1,701         3        --
                                                  --------  --------  --------
     Total net loss.............................. $(22,693) $(21,373) $(23,973)
                                                  ========  ========  ========
   Total assets:
    United States core business.................. $171,002  $166,165  $ 98,833
    International business.......................    1,130       453        --
    Meals.com business...........................   15,287     3,630        --
    Intercompany eliminations....................  (29,631)   (6,868)       --
                                                  --------  --------  --------
   Total assets.................................. $157,788  $163,380  $ 98,833
                                                  ========  ========  ========

                                 EXHIBIT INDEX

 Exhibit Number                     Description of Document
 --------------                     -----------------------
     3.1(1)     Amended and Restated Certificate of Incorporation of the
                Registrant in effect after the closing of the initial public offering.
     3.2(1)     Amended and Restated Bylaws of the Registrant.
     4.1        Reference is made to Exhibits 3.1 through 3.2.
     4.2(1)     Specimen Stock Certificate.
     4.3(1)     Second Amended and Restated Investor Rights Agreement, dated
                August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.
     4.4(1)     Indenture between Registrant and The Bank of New York dated
                October 1, 1996.
     4.5(1)     Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
     4.6(1)     Notes Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.7(1)     Warrant Registration Rights Agreement between Registrant and
                Smith Barney Inc. dated October 22, 1996.
     4.8(1)     Specimen 13% Senior Discount Note Due 2006.
     4.9(3)     Rights Agreement dated as of November 12, 1998 between
                Registrant and American Securities Transfer and Trust, Inc.
     4.10(3)    Registrant's Certificate of Designation of Series A Preferred
                Stock. Reference is made to Exhibit A of Exhibit 4.9.
     4.11(3)    Form of Rights Certificate. Reference is made to Exhibit B of
                Exhibit 4.9.
     4.12(4)    Credit Agreement, dated February 19, 1999, between Coinstar,
                Inc. and Imperial Bank, for itself and as agent for Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.13(4)    Form of Warrant, dated February 19, 1999, issued to Imperial
                Bank.
     4.14(4)    Form of Warrant, dated February 19, 1999, issued to Bank
                Austria Creditanstalt Corporate Finance, Inc.
     4.15(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Imperial Bank.
     4.16(4)    Registration Rights Agreement dated February 19, 1999, between
                Coinstar, Inc. and Bank Austria Creditanstalt Corporate
                Finance, Inc.
     4.17(5)    Senior secured note dated February 10, 2000, executed by
                Meals.com, Inc. on behalf of Coinstar, Inc.
     4.18(7)    Fifth Amendment to Credit Agreement between Coinstar, Inc. and
                Imperial Bank, dated September 26, 2000.
    10.1(1)     Amended and Restated Registrant's 1997 Equity Incentive Plan.
    10.2(1)     Registrant's 1997 Employee Stock Purchase Plan.
    10.3        Amended and Restated Registrant's 1997 Non-Employee Directors'
                Stock Option Plan.
    10.4(1)     Form of Indemnity Agreement between the Registrant and its executive officers and directors.
    10.5(1)     Series E Preferred Stock and Warrant Purchase Agreement between
                Registrant and Acorn Ventures, Inc. dated August 27, 1996.
    10.6(1)     Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
    10.7(1)     Sublease between Registrant and Maruyama U.S., Inc. dated
                January 15, 1997.
    10.8(1)     Lease agreement between Registrant and Spieker Properties, L.P.
                dated January 29, 1997.
    10.9(2)     Manufacturing Agreement between Registrant and SeaMed
                Corporation dated May 14, 1998.
    10.10(1)    Purchase Agreement between Registrant and Smith Barney Inc.
                dated October 22, 1996.
    10.11       Registrant's 2000 Equity Incentive Plan.
    10.12       Employment Agreement between Richard P. Stillman and the
                Registrant dated November 17, 2000.
    10.13       Employment Agreement between Diane L. Renihan and the
                Registrant dated November 16, 2000.

Exhibit Number                                   Description of Document
--------------                                   -----------------------
   10.14        Employment Agreement between M. Carol Lewis and the Registrant dated November 20, 2000.
   10.15        Separation Agreement between Daniel A. Gerrity and the Registrant dated November 15, 2000.
   12.1         Ratio of Earnings to Fixed Charges.
   21.1(6)      Subsidiaries.
   23.1         Consent of Deloitte & Touche LLP.

---------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998.

(4 Incorporated by reference to the Registrant's current Report on Form 8-K (File Number 000-22555) filed by Coinstar on March 3, 1999.

(5) Incorporated by reference to the Current Report on Form 8-K (File Number 000-22555) filed by Coinstar on February 18, 2000.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000.