Form 10-Q
period 2001-03-31
COINSTAR INC
filed 2001-05-14
CIK 941604

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              ------------------

                                   FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For Three Month Period Ended March 31, 2001

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       Commission File Number: 000-22555

                              ------------------

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

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at April 30, 2001
         Common Stock, $0.001 par value                       20,636,707

================================================================================

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index

PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31,
                  2000............................................................................................     Page 3

           Consolidated Statements of Operations for the three month periods ended March 31, 2001 and
                  March 31, 2000 (unaudited)......................................................................     Page 4

           Consolidated Statement of Stockholders' Equity for the three month period ended
                  March 31, 2001 (unaudited)......................................................................     Page 5

           Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and
                  March 31, 2000 (unaudited)......................................................................     Page 6

           Notes to Consolidated Financial Statements for the three month periods ended March 31, 2001
                  and March 31, 2000 (unaudited)..................................................................     Page 7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                  Operations......................................................................................     Page 9

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................................    Page 21

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K.......................................................................    Page 22

SIGNATURE.........................................................................................................    Page 23

EXHIBIT INDEX.....................................................................................................    Page 24

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,          December 31,
                                                                                           2001                2000
                                                                                           ----                ----
                                                                                        (Unaudited)
                                                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................................................  $  77,796,833      $  78,674,152
     Prepaid expenses and other current assets .......................................      2,212,774          2,885,834
                                                                                        -------------      -------------
          Total current assets .......................................................     80,009,607         81,559,986
PROPERTY AND EQUIPMENT:
     Coinstar units ..................................................................    125,548,303        122,834,742
     Computers .......................................................................      7,805,273          7,516,588
     Office furniture and equipment ..................................................      1,547,194          1,560,144
     Leased vehicles .................................................................      4,052,880          3,941,144
     Leasehold improvements ..........................................................        599,335            527,017
                                                                                        -------------      -------------
                                                                                          139,552,985        136,379,635
     Accumulated depreciation ........................................................    (72,077,798)       (66,478,763)
                                                                                        -------------      -------------
                                                                                           67,475,187         69,900,872
OTHER ASSETS .........................................................................      5,698,765          6,326,760
                                                                                        -------------      -------------
TOTAL ................................................................................  $ 153,183,559      $ 157,787,618
                                                                                        =============      =============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ................................................................  $   2,907,981      $   4,882,786
     Accrued liabilities .............................................................     51,528,247         51,494,497
     Current portion of long-term debt and capital lease obligations .................        929,082            920,603
                                                                                        -------------      -------------
          Total current liabilities ..................................................     55,365,310         57,297,886
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .........................................     61,814,482         61,815,043
                                                                                        -------------      -------------
          Total liabilities ..........................................................    117,179,792        119,112,929

MINORITY INTEREST-CONVERTIBLE PREFERRED STOCK ........................................      3,351,954          3,833,152
STOCKHOLDERS' EQUITY:
     Common stock ....................................................................    161,727,955        159,517,516
     Contributed capital .............................................................      1,460,042          1,821,647
     Accumulated other comprehensive income (loss) ...................................        (19,906)           (17,381)
     Accumulated deficit .............................................................   (130,516,278)      (126,480,245)
                                                                                        --------------     -------------
     Total stockholders' equity ......................................................     32,651,813         34,841,537
                                                                                        -------------      -------------
TOTAL ................................................................................  $ 153,183,559      $ 157,787,618
                                                                                        =============      =============


                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                               Three Month Periods Ended
                                                                                       March 31,
                                                                                       ---------
                                                                                  2001             2000
                                                                                  ----             ----
REVENUE........................................................               $  27,527,643    $  21,037,493

EXPENSES:
     Direct operating..........................................                  12,878,092       10,421,840
     Regional sales and marketing..............................                     370,102          492,611
     Product research and development..........................                   2,088,334        1,732,047
     Selling, general and administrative.......................                   7,145,500        5,056,543
     Depreciation and amortization.............................                   7,750,711        6,166,226
                                                                              -------------    -------------
            Loss from operations...............................                  (2,705,096)      (2,831,774)

OTHER INCOME (EXPENSE):
     Interest income...........................................                     266,950          557,272
     Interest expense..........................................                  (2,079,677)      (1,979,831)
     Other income..............................................                         592           63,724
                                                                              -------------    -------------
            Loss before minority interest .....................                  (4,517,231)      (4,190,609)
     Minority interest related to convertible
        preferred stock........................................                     481,198          250,140
                                                                              -------------    -------------
NET LOSS.......................................................               $  (4,036,033)   $  (3,940,469)
                                                                              =============    =============

Net loss per share, basic and diluted..........................               $       (0.20)   $       (0.20)
                                                                              =============    =============

Weighted average shares outstanding, basic and
   diluted.....................................................                  20,502,366       20,193,291
                                                                              =============    =============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                For the Three Month Period Ended March 31, 2001
                                  (Unaudited)


                                                                                    Accumulated
                                               Common Stock                            Other
                                               ------------            Contributed   Comprehensive    Accumulated
                                           Shares         Amount         Capital     Income (Loss)      Deficit            Total
                                           ------         ------         -------     -------------      --------           -----
Balance at January 1, 2001.........      20,388,705    $159,517,516     $1,821,647     $ (17,381)    $ (126,480,245)    $34,841,537
Issuance of shares under employee
    stock purchase plan............          26,765         345,021                                                         345,021
Exercise of stock options..........         177,736       1,503,813                                                       1,503,813
Net exercise of common
    stock warrants.................          18,963         361,605       (361,605)                                              --
Comprehensive loss
     Unrealized loss on foreign
        currency translation.......                                                       (2,525)                            (2,525)
                                                                                                                        ------------
     Other comprehensive loss......                                                                                          (2,525)
Net loss...........................                                                                      (4,036,033)     (4,036,033)
                                                                                                                        -----------
Comprehensive loss.................                                                                                      (4,038,558)
                                         ----------    ------------     ----------     ---------     --------------     -----------
Balance at March 31, 2001..........      20,612,169    $161,727,955     $1,460,042     $ (19,906)    $ (130,516,278)    $32,651,813
                                         ==========    ============     ==========     =========     ==============     ===========




                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Three Month Periods Ended
                                                                                                             March 31,
                                                                                                       2001            2000
                                                                                                       ----            ----
OPERATING ACTIVITIES:
Net loss......................................................................................      $(4,036,033)   $ (3,940,469)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation and amortization.............................................................        7,750,711       6,166,226
    Minority interest related to convertible preferred stock..................................         (481,198)       (250,140)
    Debt discount amortization................................................................           31,382          46,661
    Unrealized loss on short-term investments available for sale..............................               --          (3,654)
    Unrealized gain (loss) on foreign currency translation....................................           (2,525)          6,079
Cash provided (used) by changes in operating assets and liabilities:
    Investment interest receivable............................................................               --          83,960
    Prepaid expenses and other current assets.................................................          816,012      (1,343,136)
    Other assets..............................................................................          (73,943)        178,740
    Accounts payable..........................................................................       (1,968,414)     (1,033,878)
    Accrued liabilities.......................................................................           33,750      (5,360,402)
                                                                                                    -----------    ------------
    Net cash provided (used) by operating activities..........................................        2,069,742      (5,450,013)


INVESTING ACTIVITIES:
    Sale of short-term investments............................................................               --       8,176,369

    Purchase of property and equipment........................................................       (4,229,683)     (5,268,024)
    Net proceeds from the sale of property and equipment......................................            3,010              --
    Purchase of intangible assets.............................................................         (306,226)       (263,809)
                                                                                                    -----------    ------------
    Net cash provided (used) by investing activities..........................................       (4,532,899)      2,644,536


FINANCING ACTIVITIES:
    Payments on long-term debt................................................................         (262,996)       (179,291)
    Proceeds from sale of subsidiary convertible preferred stock and warrants, including
       minority interest related to convertible preferred stock...............................               --       5,500,000
    Proceeds from exercise of stock options and issuance of shares under employee stock
       purchase plan.........................................................................         1,848,834         632,415
                                                                                                    -----------    ------------
    Net cash provided by financing activities.................................................        1,585,838       5,953,124
                                                                                                    -----------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................................         (877,319)      3,147,647

CASH AND CASH EQUIVALENTS:
    Beginning of period.......................................................................       78,674,152      78,736,908
                                                                                                   ------------     -----------
    End of period.............................................................................     $ 77,796,833     $81,884,555
                                                                                                   ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest..................................................     $     50,022     $ 3,999,277

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of vehicles financed by capital lease obligation.................................      $   291,427     $   302,148
    Net exercise of common stock warrants.....................................................      $   361,606     $        --

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               Three Month Periods Ended March 31, 2001 and 2000
                                  (Unaudited)

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000, filed with the SEC. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

     Loss Per Share: Because the results from operations reflect a net loss for all periods presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding. The following warrants and options have been excluded from the calculation because they are antidilutive:

                                                                           March 31, 2001          March 31, 2000
                                                                           --------------          --------------
               Warrants..............................................            76,326               1,027,652
               Options...............................................         2,844,352               2,571,419

     Recent Accounting Pronouncement: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138. This pronouncement, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted the provisions of SFAS 133 and SFAS 138 as of January 1, 2001. The impact of adoption was not material to the financial statements, taken as a whole.

NOTE 2: BUSINESS SEGMENT INFORMATION

     Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

     The Company is organized into three reportable business segments; the North American core business (which includes the United States and Canada), the International business (which includes the United Kingdom), and the Meals.com business. Information about these three segments has been disclosed in the table below.

                                                                    Three Month Periods
                                                                    -------------------
                                                                      Ended March 31,
                                                                      ---------------
                                                                   2001             2000
                                                                   ----             ----
                                                                      (In thousands)
     Revenue:
          North American core business.....................    $   27,130         $ 20,972
          International business...........................           153               51
          Meals.com business...............................           335               14
          Intercompany eliminations........................           (90)              --
                                                               ----------         --------
               Total revenues..............................    $   27,528         $ 21,037
                                                               ==========         ========
     Net income (loss):
          North American core business.....................    $       11         $ (1,665)
          International business...........................          (116)            (228)
          Meals.com business...............................        (4,419)          (2,297)
          Minority interest and eliminations...............           488              250
                                                               ----------         --------
               Total net loss..............................    $   (4,036)        $ (3,940)
                                                               ==========         ========
     Total assets:
          North American core business.....................    $  172,036         $159,732
          International business...........................         1,971              577
          Meals.com business...............................        10,839           18,018
          Intercompany eliminations........................       (31,662)         (19,281)
                                                               ----------         --------
               Total assets................................    $  153,184         $159,046
                                                               ==========         ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Risk Factors", and those discussed elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2000. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

     We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains in 46 states across the United States and the District of Columbia as well as in the United Kingdom and Canada. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results show that coin processing volumes per unit generally increase with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trials of the units, (ii) the amount of consumer traffic in the stores in which the units are located, and (iii) seasonality. We believe the seasonality affecting our coin processing volumes mirrors the seasonality patterns of our supermarket partners.

     We formed a subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. We are piloting 59 Coinstar units in Canada to determine the viability of the Canadian market for our services and are piloting 27 Coinstar units in the United Kingdom. On May 1, 2001, we announced plans to rollout the Coinstar service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury's Supermarkets Ltd to begin installing additional machines in their stores. We also formed a subsidiary, Meals.com, Inc., in December 1998 to explore the development and deployment of e-services technology, including the in-store Shopper kiosk.

     Our direct operating expenses are comprised of the regional expenses associated with Coinstar coin-counting unit operations and support and consist primarily of coin pick-up and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pick-up and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Product research and development expenses also consist of the development costs of network applications and new product development for our subsidiary, Meals.com. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, finance and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and amortization of internally developed software costs, and to a lesser extent, depreciation on furniture and fixtures, automobiles and computer equipment. Other income in the prior year quarter consisted of sublease rental income of unused and excess office space.

     Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. Additionally, since 2000, we have devoted significant resources and capital to develop and market the Meals.com products and services, including the Meals.com family of websites and the in-store Shopper kiosks. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $130.5 million as of March 31, 2001. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future coin counting revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base, the limited operating history of our Meals.com subsidiary, and the continued market acceptance of our services by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Recent Developments

         On February 8, 2001, we announced that we engaged JPMorgan & Co. as financial advisor to assist us in exploring strategic alternatives for Coinstar and our subsidiaries, Meals.com and Coinstar International to enhance Coinstar stockholder value. In May 2001, our board of directors completed the initial phase of its strategic alternatives analysis with JPMorgan. Based on a number of factors, including our strong operating performance and the analysis provided by JPMorgan, the board has determined that the long-term interests of our stockholders are best served by continuing as an independent public company executing on our strategic plan.

         JPMorgan will continue to work on our behalf to consider strategic alternatives for our subsidiary, Meals.com., including assessing financing alternatives. In May 2001, Meals.com announced a corporate reorganization aimed at managing cash while the company works to achieve profitability. One result of the reorganization was a significant reduction in its workforce.

Results of Operations

     The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                                                Three Month
                                                                               Periods Ended
                                                                                 March 31,
                                                                                 ---------
                                                                              2001         2000
                                                                              ----         ----
     Revenue............................................................     100.0 %     100.0 %
     Expenses:
          Direct operating..............................................      46.8        49.6
          Regional sales and marketing..................................       1.3         2.3
          Product research and development..............................       7.6         8.2
          Selling, general and administrative...........................      25.9        24.0
          Depreciation and amortization.................................      28.2        29.3
                                                                              ----        ----
     Loss from operations...............................................      (9.8)%     (13.4)%
                                                                              ====        ====


Three Month Periods Ended March 31, 2001 and 2000

     Revenue

     Revenue increased to $27.5 million for the three months ended March 31, 2001 from $21.0 million for the comparable 2000 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2001 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,604 at March 31, 2001 from 7,392 units at March 31, 2000. The total dollar value of coins processed worldwide increased to $305.8 million during the three month period ended March 31, 2001 from $236.3 million in the comparable period in the prior year.

     Direct Operating Expenses

     Direct operating expenses increased to $12.9 million in the three months ended March 31, 2001 from $10.4 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to the increased coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, an increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our growth and related expansion into 15 new regional markets, and an increase in revenue sharing with our partners that corresponded to a 28.7% increase in coin processing revenue from the quarter ended March 31, 2000. Direct operating expenses as a percentage of revenue decreased to 46.8% in the three months ended March 31, 2001 from 49.6% in the same period of 2000. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

     Regional Sales and Marketing

     Regional sales and marketing expenses decreased to $0.4 million in the quarter ended March 31, 2001 from $0.5 million in the comparable prior year quarter. The decrease in regional marketing expense was the result of a decreased level of newspaper advertising and other promotional activity. Regional sales and marketing as a percentage of revenue decreased to 1.3% in the three months ended March 31, 2001 from 2.3% in the same period of 2000.

     Product Research and Development

     Product research and development expenses increased to $2.1 million in the quarter ended March 31, 2001 from $1.7 million in the comparable prior year quarter. The increase in product research and development expense was due primarily to the continued expansion and growth by Meals.com resulting from its e-services initiatives. Product research and development as a percentage of revenue decreased to 7.6% in the three months ended March 31, 2001 from 8.2% in the same period of 2000.

     Selling, General and Administrative

     Selling, general and administrative expense increased to $7.1 million in the quarter ended March 31, 2001 from $5.1 million in the comparable prior year quarter. The principal component of such expenses was employee compensation; the period-to-period increase primarily reflects an investment in higher staffing levels to support our rapid growth and expansion. Selling, general and administrative expense as a percentage of revenue increased to 25.9% in the quarter ended March 31, 2001 from 24.0% in the same period in the prior year. The increase in selling, general and administrative expense as a percentage of revenue was primarily the result of (i) increased staffing, particularly for our Meals.com subsidiary, which hired most of its base sales and administrative staff throughout the year 2000, and (ii) increased administrative expenses related to insurance, occupancy, legal, professional fees and other general administrative costs.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $7.8 million in the quarter ended March 31, 2001 from $6.2 million in the comparable prior year quarter. The increase was due primarily to the increase in the installed base of Coinstar units and amortization of software development costs. Depreciation and amortization as a percentage of revenue decreased to 28.2% in the three months ended March 31, 2001 from 29.3% in the same period in the prior year. The decrease in depreciation and amortization as a percentage of revenue was the result of increasing coin processing volumes processed through the network.

     Other Income and Expense

     Other income generated in the three months ended March 31, 2001 was insignificant. In the quarter ended March 31, 2000, other income resulting from subleasing excess office space was $0.1 million.

     Interest income decreased to $0.3 million in the three months ended March 31, 2001 from $0.6 million in the comparable period in 2000. The decrease in interest income is attributed to (i) lower interest rates on 2001 investments and (ii) a lower amount of cash allocated to investments in the three months ended March 31, 2001 than the same period in the prior year.

     Interest expense increased slightly to $2.1 million in the three months ended March 31, 2001 from $2.0 million in the comparable prior year period.

     Net Loss

     Net loss increased to $4.0 million in the quarter ended March 31, 2001 from $3.9 million in the quarter ended March 31, 2000. The increase in the net loss was due primarily to our Meals.com subsidiary's expenditures associated with the on-going development of its infrastructure over the prior 12 month period. Of the $4.0 million consolidated net loss for the quarter ended March 31, 2001, our Meals.com subsidiary generated approximately $3.9 million of that loss, net of minority interest. Net loss from our North American and International coin processing businesses was $0.1 million. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network. In the future, we expect to achieve profitability in our core business as our direct contribution margin from our large base of installed Coinstar units grows proportionately faster than the rate of growth of our expenses.

Liquidity and Capital Resources

     As of March 31, 2001, we had cash and cash equivalents of $77.8 million and working capital of $24.6 million. Cash and cash equivalents include $40.6 million of funds in transit to our retail partners, which represent amounts owed to retail partners which is being processed by armored car carriers or residing in Coinstar units. Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2001, compared to net cash used by operating activities of $5.5 million for the three months ended March 31, 2000.

     Net cash used by investing activities for the three months ended March 31, 2001 was $4.5 million compared to cash provided by investing activities of $2.6 million in the prior year quarter. Cash generated by investing activities for the quarter ending March 31, 2000 was due primarily to sales of marketable securities totaling $8.2 million; there were no sales of marketable securities in the current year quarter. Additionally, capital expenditures during the three months ended March 31, 2001, were $4.2 million compared with $5.3 million in the comparable period in 2000. Capital expenditures decreased due primarily to a decrease in Coinstar unit purchases during the quarter. As we continue to selectively install new units nationwide in order to optimize our Coinstar network and increase our profitability, we expect the rate of installations to slow compared to historical levels.

     Net cash provided by financing activities for the three months ended March 31, 2001 was $1.6 million, which was primarily the result of proceeds from the exercise of stock options and employee stock purchases of $1.8 million offset by principal payments on long-term debt. Net cash provided by financing activities for the three months ended March 31, 2000 was $6.0 million resulting from proceeds received for the sale of preferred stock of our subsidiary Meals.com of $5.5 million and proceeds from the exercise of stock options and employee stock purchases of $0.6 million offset by principal payments on long-term debt.

     On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Convertible Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to an outside investor group for $5.5 million, which represented approximately an 11% interest in the subsidiary. As part of the financing, we invested $10.0 million in exchange for 10 million shares of Series A-1 Convertible Preferred Stock. The holders of Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock generally have identical rights, except that the holders of Series A Convertible Preferred Stock are entitled to one vote per share while holders of Series A-1 Convertible Preferred Stock are entitled to five votes per share on all matters to be voted on by the Meals.com shareholders. In addition, the holders of the Series A and Series A-1 Convertible Preferred Stock have a $5.5 million and $10.0 million liquidation preference, respectively. Also in connection with the Meals.com financing, we provided a $15.6 million credit facility. Meals.com has drawn the entire amount of the credit facility and we do not anticipate increasing the credit facility to Meals.com. Interest accrues on the credit facility at Imperial Bank's prime commercial lending rate plus 300 basis points.

     As of March 31, 2001, we had outstanding $61.0 million of our senior subordinated discount notes. We have debt service obligations of approximately $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The indenture governing the notes contains restrictive covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets. As of March 31, 2001, we had secured irrevocable letters of credit with two banks that totaled $6.8 million. These letters of credit, which expire at various times through August 2001, are available to collateralize certain obligations to third parties. As of March 31, 2001, no amounts were outstanding under these letters of credit agreements.

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

     In connection with the credit agreement, we issued to each of the lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which will expire on February 19, 2009, is $12.177 per share. The value of these warrants are recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. In February 2001, one of the lenders net exercised its warrant in full to purchase 18,963 shares of our common stock.

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

                                                                          Three month periods ended
                                                                          -------------------------
                                           March 31,   Dec. 31,   Sept. 30,  June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,
                                           ---------   --------                                    -------
                                              2001       2000       2000       2000       2000       1999       1999        1999
                                              ----       ----       ----       ----       ----       ----       ----        ----
                                                                 (Dollars in thousands except per unit data)
Consolidated Statements of Operations:
Revenue.................................     $ 27,528   $ 28,630   $ 28,707   $ 24,714   $ 21,038   $ 21,960   $ 21,723   $ 18,258
Expenses:
  Direct operating......................       12,878     12,984     13,045     11,733     10,422     10,938     10,783      9,176
  Regional sales and marketing..........          370      2,402      4,906      3,567        493      2,756      1,294      1,012
  Product research and development......        2,088      3,035      1,858      1,710      1,732      1,441      2,035      1,155
  Selling, general and administrative...        7,146      8,748      6,911      5,502      5,057      4,135      3,877      3,628
  Depreciation and amortization.........        7,751      7,638      6,852      6,409      6,166      5,934      5,698      4,580
                                             --------   --------   --------   --------   --------   --------   --------   --------
Loss from operations....................       (2,705)    (6,177)    (4,865)    (4,207)    (2,832)    (3,244)    (1,964)    (1,293)
Other income (expense), net.............       (1,812)    (1,902)    (1,481)    (1,538)    (1,359)    (2,291)    (1,939)    (2,856)
                                             --------   --------   --------   --------   --------   --------   --------   --------
Loss before minority interest and
    extraordinary item..................       (4,517)    (8,079)    (6,346)    (5,745)    (4,191)    (5,535)    (3,903)    (4,149)
Minority interest related to
convertible preferred stock.............          481        669        461        288        250         --         --         --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Loss before extraordinary item..........       (4,036)    (7,410)    (5,885)    (5,457)    (3,941)    (5,535)    (3,903)    (4,149)
Extraordinary item:
    Loss related to early retirement
    of debt.............................           --         --         --         --         --     (2,507)      (743)        --
                                             --------   --------   --------   --------   --------   --------   --------   --------
Net loss................................     $ (4,036)  $ (7,410)  $ (5,885)  $ (5,457)  $ (3,941)  $ (8,042)  $ (4,646)  $ (4,149)
                                             ========   ========   ========   ========   ========   ========   ========   ========

North American core business:
Number of new Coinstar units installed
      during the period.................           95        413        359        337        430        495        668        546
Installed base of Coinstar units at
     end of period......................        8,577      8,482      8,069      7,710      7,373      6,934      6,448      5,780
Average age of network for the period
     (months)...........................         29.7       27.6       26.2       24.5       22.9       21.4       20.3       19.8
Number of regional markets..............          123        122        118        110        106        104        102         97
Dollar value of coins processed.........     $303,799   $315,715   $320,655   $276,073   $235,594   $245,703   $243,550   $204,864
Revenue.................................       27,130     28,107     28,546     24,576     20,972     21,871     21,679     18,235
Annualized revenue per average
installed unit (1)......................       12,696     13,565     14,495     13,091     11,740     13,041     14,146     13,339
Direct contribution (2).................       14,373     15,195     15,569     12,890     10,638     10,973     10,936      9,100
Direct contribution margin (%)..........         53.0%      54.1%      54.5%      52.4%      50.7%      50.2%      50.4%      49.9%
Annualized direct contribution per
    average installed unit (1)(2).......     $  6,747   $  7,333   $  7,906   $  6,866   $  5,955   $  6,543   $  7,136   $  6,657
Regional sales and marketing............          377      2,402      4,906      3,567        493      2,756      1,293      1,013
Research and development................          915        886        825        804        751        919      1,643        838
Selling, general and administrative.....        4,942      4,789      4,281      3,993      4,077      3,172      3,100      3,185
EBITDA (3)..............................        8,139      7,118      5,557      4,526      5,317      4,126      4,900      4,064
EBITDA margin (%).......................           30%        25%        19%        18%        25%        19%        23%        22%

_______________

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

     Quarterly losses from operations during the periods presented were the result of direct operating expenses associated with the significant increase in our installed base, higher depreciation and amortization expense from the expansion of the installed base and the significantly higher level of systems infrastructure and management personnel to support our accelerated growth. We expect to continue to incur substantial operating losses from our consolidated operations (i) as we continue to increase our installed base of Coinstar units internationally and (ii) as Meals.com continues investing in its operations to achieve market acceptance.

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

     We have a history of sustained operating losses and we expect such losses to continue. We have incurred substantial losses since inception. Our net loss was $4.0 million for the three months ended March 31, 2001, $22.7 million in fiscal 2000, $21.4 million in fiscal 1999 and $24.0 million in fiscal 1998. As of March 31, 2001, we had an accumulated deficit of $130.5 million. Our operating losses to date have resulted primarily from expenses incurred in the development, marketing and operation of the Coinstar units, expansion and maintenance of the network, administrative and occupancy expenses at our headquarters, depreciation and amortization and losses attributable to our Meals.com subsidiary. We expect to continue to incur operating losses on a consolidated basis as we continue to develop and market new products, services and enhancements, including the development of our Meals.com business and increase our installed base of Coinstar units in the United Kingdom.

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

     Our majority-owned subsidiary, Meals.com, is an early-stage infrastructure provider that connects consumers, retailers and packaged goods manufacturers. Meals.com is subject to the risks encountered by early-stage companies, particularly those in the consumer e-commerce industry. Meals.com has incurred substantial losses since its inception in 1998. Our portion of its net loss for the three months ended March 31, 2001 was $3.9 million, and was $13.6 million in fiscal 2000. As of March 31, 2001, our portion of Meals.com's accumulated deficit was $21.0 million. Our profitability, on a consolidated basis, will likely be delayed due to continuing losses of Meals.com. Meals.com's success will be dependent upon various factors, including the ability to:

     .  raise additional funds to meet its working capital needs,

     .  achieve market acceptance of its products and services,

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

     .  the processing fee we charge consumers to use our service may change,

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

     In February 2001, we engaged JPMorgan & Co. to advise us in exploring strategic alternatives for Coinstar and our subsidiaries, Meals.com and Coinstar International. The analysis of strategic alternatives is ongoing for Meals.com, which includes, among other things, assessing financing alternatives. At March 31, 2001, Meals.com had cash totaling $4.5 million and had drawn the entire amount of the credit facility from Coinstar. We do not anticipate increasing the credit facility to Meals.com. In May 2001, Meals.com announced a corporate reorganization aimed at managing cash usage while the company works to achieve profitability. One result of this reorganization was a significant reduction in its workforce. There can be no assurance that JPMorgan & Co. will be successful in its evaluation of strategic alternatives for Meals.com or in obtaining additional funding for Meals.com. As a result, Meals.com may be unable to successfully execute its business plan.

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

     We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our executive officers, some of whom have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. Effective November, 15, 2000, our chief executive officer, Daniel Gerrity, resigned. We have formed a search committee of the Board of Directors to recruit a new chief executive officer to fill the vacancy left by Mr. Gerrity.

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

     .  timing of installations relative to financial reporting periods,

     .  release of analyst reports,

     .  industry developments,

     . market acceptance of the Coinstar service by retail partners and consumers,

     .  market acceptance of Meals.com and our e-services technology,

     . the outcome of our investigation of strategic alternatives for Meals.com, including the potential deconsolidation of Meals.com, and

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

     Our customer base is highly consolidated. We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 28%, 11% and 11%, respectively, of our revenue in 2000. For the quarter ended March 31, 2001, these three chains accounted for approximately 26%, 13% and 11%, respectively, of our revenue. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

     The timing and number of installations of new Coinstar units during the quarter affect future quarterly operating results. The timing of Coinstar unit installations during a particular quarter is largely dependent on installation schedules determined by agreements with our retail partners, the variable length of trial periods of our retail partners and the planned coordination of multiple installations in a given geographic region.

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

     We have substantial indebtedness. As of March 31, 2001, we had outstanding indebtedness of $62.7 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We paid our first semi-annual cash interest payment on the senior notes on March 31, 2000. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to continue to meet our debt service requirements will depend upon continuing to achieve significant and sustained growth in our expected operating cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will continue to have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences which may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

                                Three Months                      Expected Maturity Date
          Liabilities          Ended March 31,                    Year Ended December 31,                      March 31, 2001
                               ---------------                    -----------------------                      --------------
                                     2001       2001     2002    2003      2004       2005    Thereafter    Total     Fair Value
                                     ----       ----     ----    ----      ----       ----    ----------    -----     ----------
In Thousands
   Fixed long-term debt........         --         --       --       --        --        --     $ 60,980    $ 60,980    $ 62,809
   Average interest rate.......         --         --       --       --        --        --         13.0%       13.0%
   Senior revolving debt.......     $  500      $ 500    $ 500    $ 500     $ 500     $ 500     $    500    $    500    $    500
   Average interest rate(*)....        8.5%       8.5%     8.5%     8.5%      8.5%      8.5%         8.5%        8.5%


 * Interest rate represents Imperial Bank's prime rate plus 50 basis points (8.5% at March 31, 2001).

                          PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

  Exhibit
  Number   Description of Document
  ------   -----------------------
   10.1 Amendment No. 1 to Registrant's 1997 Equity Incentive Plan dated March 15, 2001.
   10.2 Amendment No. 1 to Registrant's 2000 Equity Incentive Plan dated March 15, 2001.
   10.3 Employment Agreement between Jens H. Molbak and the Registrant dated March 19, 2001.

     (b) Reports on Form 8-K:

     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COINSTAR, INC.
                                           (registrant)


                                           By:         /s/ Diane L. Renihan
                                              ----------------------------------
                                                           Diane L. Renihan
                                                        Chief Financial Officer
                                                              May 14, 2001

                                 Exhibit Index

 Exhibit
  Number    Description of Document
 -------    -----------------------

   10.1 Amendment No. 1 to Registrant's 1997 Equity Incentive Plan dated March 15, 2001.
   10.2 Amendment No. 1 to Registrant's 2000 Equity Incentive Plan dated March 15, 2001.
   10.3 Employment Agreement between Jens H. Molbak and the Registrant dated March 19, 2001.

_____________