Form 10-Q
period 2001-06-30
COINSTAR INC
filed 2001-08-14
CIK 941604

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ____________

                                   FORM 10-Q
(Mark One)
x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For The Quarter Ended June 30, 2001

                                      OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       Commission File Number: 000-22555

                                 ____________

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

                                 ____________

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                           Outstanding at July 31, 2001
     Common Stock, $0.001 par value                        20,889,657

================================================================================

                        COINSTAR, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                                     Index

PART I. FINANCIAL INFORMATION

 Item 1.    Consolidated Financial Statements:
            Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31,
              2000................................................................................................    Page 3

            Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and
              June 30, 2000 (unaudited)...........................................................................    Page 4

            Consolidated Statement of Stockholders' Equity for the six month period ended
              June 30, 2001 (unaudited)...........................................................................    Page 5

            Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and
              June 30, 2000 (unaudited)...........................................................................    Page 6

            Notes to Consolidated Financial Statements for the three and six month periods ended June 30, 2001
              and June 30, 2000 (unaudited).......................................................................    Page 7

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................................   Page 11

PART II. OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K......................................................................   Page 25

SIGNATURE.........................................................................................................   Page 26

EXHIBIT INDEX.....................................................................................................   Page 27

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                        COINSTAR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,           December 31,
                                                                                                2001                2000
                                                                                            -------------       -------------
                                                                                             (Unaudited)
                                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................................................      $  86,445,122       $  70,683,800
  Prepaid expenses and other current assets...........................................          2,322,763           1,988,548

  Cash and other current assets of discontinued operations, net.......................            526,598           7,137,383
                                                                                            -------------       -------------
     Total current assets.............................................................         89,294,483          79,809,731
PROPERTY AND EQUIPMENT:
  Coinstar units......................................................................        128,451,710         122,834,742
  Computers...........................................................................          6,212,214           5,798,635
  Office furniture and equipment......................................................          1,488,137           1,421,804
  Leased vehicles.....................................................................          4,141,461           3,941,144
  Leasehold improvements..............................................................            568,008             478,044
                                                                                            -------------       -------------
                                                                                              140,861,530         134,474,369
  Accumulated depreciation............................................................        (77,592,075)        (66,142,376)
                                                                                            -------------       -------------
                                                                                               63,269,455          68,331,993
OTHER ASSETS..........................................................................          1,474,709           1,496,566
ASSETS OF DISCONTINUED OPERATIONS.....................................................            786,825           6,399,073
                                                                                            -------------       -------------
TOTAL ASSETS..........................................................................      $ 154,825,472       $ 156,037,363
                                                                                            =============       =============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable....................................................................      $   4,617,002       $   4,045,359
  Accrued liabilities.................................................................         58,302,776          50,581,669
  Current portion of long-term debt and capital lease obligations.....................            943,774             920,603
                                                                                            -------------       -------------
     Total current liabilities........................................................         63,863,552          55,547,631
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS..........................................         61,722,842          61,815,043
                                                                                            -------------       -------------
     Total liabilities................................................................        125,586,394         117,362,674

MINORITY INTEREST-CONVERTIBLE PREFERRED STOCK.........................................                 --           3,833,152
STOCKHOLDERS' EQUITY:
  Common stock........................................................................        164,556,915         159,517,516
  Contributed capital.................................................................          1,488,731           1,821,647
  Accumulated other comprehensive loss................................................            (17,658)            (17,381)
  Accumulated deficit.................................................................       (136,788,910)       (126,480,245)
                                                                                            -------------       -------------
  Total stockholders' equity..........................................................         29,239,078          34,841,537
                                                                                            -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................      $ 154,825,472       $ 156,037,363
                                                                                            =============       =============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                       Six Months Ended             Three Months Ended
                                                                           June 30,                      June 30,
                                                                         2001           2000           2001           2000
                                                                 ------------    -----------    -----------    -----------
REVENUE........................................................  $ 58,445,743    $45,694,768    $31,245,579    $24,670,829

EXPENSES:
  Direct operating.............................................    26,676,071     22,155,011     13,797,960     11,733,171
  Regional sales and marketing.................................     2,871,392      4,059,692      2,501,291      3,567,082
  Product research and development.............................     1,986,783      1,674,107        989,436        866,880
  Selling, general and administrative..........................    10,913,591      8,250,624      5,945,993      4,110,686
  Depreciation and amortization................................    13,246,344     11,806,786      6,483,271      6,020,508
                                                                 ------------    -----------    -----------    -----------
       Income (loss) from operations...........................     2,751,562     (2,251,452)     1,527,628     (1,627,498)
OTHER INCOME (EXPENSE):
  Interest income..............................................       383,128        816,676        203,386        335,003
  Interest expense.............................................    (4,159,303)    (4,060,630)    (2,079,899)    (2,080,800)
  Other income.................................................         4,434        127,450          3,844         63,726
                                                                 ------------    -----------    -----------    -----------
       Loss from continuing operations.........................    (1,020,179)    (5,367,956)      (345,041)    (3,309,569)
DISCONTINUED OPERATIONS:
  Loss from discontinued operations............................    (5,736,242)    (4,029,858)    (2,375,346)    (2,147,784)
  Loss on disposal of discontinued operations..................    (3,552,244)            --     (3,552,244)            --
                                                                 ------------    -----------    -----------    -----------
       Loss from discontinued operations.......................    (9,288,486)    (4,029,858)    (5,927,590)    (2,147,784)
                                                                 ------------    -----------    -----------    -----------

NET LOSS.......................................................  $(10,308,665)   $(9,397,814)   $(6,272,631)   $(5,457,353)
                                                                 ============    ===========    ===========    ===========


LOSS PER SHARE:
  Loss per share from continuing operations,
    basic and diluted..........................................  $     ( 0.05)   $     (0.27)   $     (0.02)   $     (0.16)
  Loss per share from discontinued operations,
            basic and diluted..................................         (0.45)         (0.19)         (0.28)         (0.11)
                                                                 ------------    -----------    -----------    -----------
  Net loss per share, basic and diluted........................  $      (0.50)   $    ( 0.46)   $     (0.30)   $     (0.27)
                                                                 ============    ===========    ===========    ===========

Weighted average shares outstanding, basic and
     diluted...................................................    20,612,083     20,216,385     20,720,542     20,239,226

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the Six Month Period Ended June 30, 2001
                                  (Unaudited)

                                                                               Accumulated
                                            Common Stock                          Other
                                      ------------------------  Contributed   Comprehensive     Accumulated
                                        Shares       Amount       Capital         Loss            Deficit          Total
                                      ----------  ------------  ------------  --------------  ---------------  -------------
Balance at January 1, 2001..........  20,388,705  $159,517,516   $1,821,647        $(17,381)   $(126,480,245)  $ 34,841,537
Issuance of common stock............       3,324        63,987                                                       63,987
Issuance of shares under employee
   stock purchase plan..............      26,844       345,806                                                      345,806
Exercise of stock options...........     366,517     3,268,001                                                    3,268,001
Net exercise of common
   stock warrants...................      18,963       361,605     (361,605)                                             --
Stock issued in connection with
   purchase of minority interest of
   subsidiary.......................      52,656     1,000,000                                                    1,000,000
Non-cash stock-based
   compensation expense.............                                 28,689                                          28,689
Comprehensive loss:
   Unrealized loss on foreign
       currency translation.........                                                   (277)                           (277)
                                                                                                               ------------
   Other comprehensive loss.........                                                                                   (277)
Net loss............................                                                             (10,308,665)   (10,308,665)
                                                                                                               ------------
Comprehensive loss..................                                                                            (10,308,942)
                                      ----------------------------------------------------------------------   ------------
Balance at June 30, 2001............  20,857,009  $164,556,915   $1,488,731        $(17,658)   $(136,788,910)  $ 29,239,078
                                      ==========  ============   ==========        ========    =============   ============

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                          2001           2000
                                                                                                      ------------   ------------
OPERATING ACTIVITIES:
Net loss.........................................................................................     $(10,308,665)  $ (9,397,814)
        Net loss from discontinued operations....................................................        5,736,242      4,029,858
        Net loss from disposal of discontinued operations........................................        3,552,244             --
                                                                                                      ------------   ------------
        Net loss from continuing operations......................................................       (1,020,179)    (5,367,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization............................................................       13,246,344     11,806,786
        Debt discount amortization...............................................................           62,757         93,321
        Non-cash stock-based compensation........................................................           28,689
        Unrealized loss on short-term investments available for sale.............................               --         (3,609)
        Unrealized loss on foreign currency translation..........................................             (277)       (10,940)
Changes in operating assets and liabilities:
        Investment interest receivable...........................................................               --        126,996
        Prepaid expenses and other current assets................................................         (170,929)    (1,933,978)
        Other assets.............................................................................         (207,285)       174,157
        Accounts payable.........................................................................          585,789        (22,295)
        Accrued liabilities......................................................................        7,721,107      2,953,678
                                                                                                      ------------   ------------
          Net cash provided by continuing operations.............................................       20,246,016      7,816,160
          Net cash provided by (used in) discontinued operations.................................          723,650    (15,467,079)
                                                                                                      ------------   ------------
        Net cash provided by (used in) operations................................................       20,969,666     (7,650,919)
                                                                                                      ------------   ------------

INVESTING ACTIVITIES:
        Sale of short-term investments...........................................................               --      9,162,841
        Purchase of property and equipment.......................................................       (7,758,558)   (12,118,316)
        Net proceeds from the sale of property and equipment.....................................            3,941          9,760
        Purchase of intangible assets............................................................               --       (345,670)
                                                                                                      ------------   ------------
          Net cash used in continuing operations.................................................       (7,754,617)    (3,291,385)
          Net cash used in discontinued operations...............................................         (617,077)    (1,622,697)
                                                                                                      ------------   ------------
        Net cash used in investing activities....................................................       (8,371,694)    (4,914,082)
                                                                                                      ------------   ------------

FINANCING ACTIVITIES:
        Principle payments on capital lease obligations..........................................         (514,444)      (368,995)
        Proceeds from exercise of stock options and issuance of shares under employee stock
         purchase plan...........................................................................        3,677,794        959,713
                                                                                                      ------------   ------------
          Net cash provided by continuing operations.............................................        3,163,350        590,718
          Net cash provided by discontinued operations...........................................               --      5,500,000
                                                                                                      ------------   ------------
        Net cash provided by financing operations................................................        3,163,350      6,090,718
                                                                                                      ------------   ------------

Net cash provided by continuing operations.......................................................       15,654,749      5,115,493
Net cash provided by (used in) discontinued operations...........................................          106,573    (11,589,776)
                                                                                                      ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................................       15,761,322     (6,474,283)

CASH AND CASH EQUIVALENTS:
        Beginning of period......................................................................       70,683,800     78,696,252
                                                                                                      ------------   ------------
        End of period............................................................................     $ 86,445,122   $ 72,221,969
                                                                                                      ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest.................................................     $  4,012,337   $  4,037,296

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Purchase of vehicles financed by capital lease obligation................................     $    445,592   $    643,885
        Stock issued in connection with purchase of minority interest of subsidiary..............     $  1,000,000   $         --
        Net exercise of common stock warrants....................................................     $    361,605   $         --

                See notes to consolidated financial statements.

                        COINSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            Three and Six Month Periods Ended June 30, 2001 and 2000
                                  (Unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The unaudited consolidated financial statements of Coinstar, Inc. and subsidiaries (collectively, the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for the periods presented.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

     Loss Per Share: Because the results from operations reflect a net loss for all periods presented, basic and diluted loss per share is calculated based on the same weighted average number of shares outstanding. The following warrants and options have been excluded from the calculation because they are antidilutive:

                                                            June 30, 2001           June 30, 2000
                                                        ----------------------  ----------------------

   Warrants...........................................        76,326                  1,027,652
   Options............................................     2,648,566                  2,462,709


  Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS No. 138. This pronouncement, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has adopted the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of adoption was not material to the financial statements, taken as a whole.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company does not believe that the adoption of SFAS Nos. 141 or 142 will have a significant impact on its financial position or results of its operations.

  Reclassifications: Certain reclassifications have been made to the prior year balances to conform to the current year presentation.


NOTE 2:  DISCONTINUED OPERATIONS

     The Company has adopted plans to discontinue the operations of its Meals.com subsidiary. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

     Operating results for the discontinued operations are reported under the caption "Loss from discontinued operations" on the accompanying consolidated statements of operations. The Company has recorded under the caption, "Loss on disposal of discontinued operations" its estimate of the loss on disposal of its Meals.com business of approximately $3.6 million in the quarter ended June 30, 2001. Included in the estimate is a $2.4 million loss related primarily to the write-down of assets of the Meals.com business. In addition, the Company has recorded anticipated operating losses of $1.2 million resulting from the orderly wind-down of the Meals.com business thru October 2001, the expected completion date of the wind-down. Management believes that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

     Summarized below are the operating results for the Meals.com business, which are included in the accompanying consolidated statements of operations, under the caption "Loss from discontinued operations." Also included below is the estimated loss on the disposal of the Meals.com business, which is reported in the accompanying consolidated statements of operations under the caption "Loss on disposal of discontinued operations."


                                                         Six Months Ended                           Three Months Ended
                                                            June 30,                                      June 30,
                                                    2001                 2000                    2001                2000
                                              ---------------     -----------------       ------------------   ----------------
                                                        (In thousands)                                (In thousands)
Revenue                                       $           619     $              57       $              291   $             44
Operating expenses                                      7,321                 4,844                    3,063              2,623
                                              ---------------     -----------------       ------------------   ----------------
      Operating loss                                   (6,702)               (4,787)                  (2,772)            (2,579)
Interest, other income, and
   minority interest, net                                (966)                 (757)                    (397)              (431)
                                              ---------------     -----------------       ------------------   ----------------
Loss from discontinued operations                      (5,736)               (4,030)                  (2,375)            (2,148)
Loss on disposal of discontinued operations            (3,552)                   --                   (3,552)                --
                                              ---------------     -----------------       ------------------   ----------------
    Loss from discontinued operations         $        (9,288)    $          (4,030)      $           (5,927)  $         (2,148)
                                              ===============     =================       ==================   ================


     For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operations are combined and classified in the accompanying consolidated balance sheets as of June 30, 2001 and December 31, 2000 under the captions "Cash and other current assets of discontinued operations, net" and "Assets of discontinued operations." Cash flows from the discontinued operations are also stated separately on the accompanying consolidated statements of cash flows.

     Summarized below are the assets and liabilities of the Meals.com business, which are included in the accompanying consolidated balance sheets under the captions "Cash and other assets of discontinued operations, net" and "Assets of discontinued operations."




                                        June 30,            December 31,
                                          2001                 2000
                                    ----------------     ----------------
                                                (In thousands)
Current:
     Cash and cash equivalents               $ 1,877               $7,990
     Prepaid expenses and
       other current assets                      163                  897
     Accounts payable                            (32)                (837)
     Accrued liabilities                      (1,481)                (913)
                                    ----------------     ----------------
                                             $   527               $7,137
                                    ================     ================

Non-current:
     Property and equipment                  $   787               $6,399
                                    ================     ================



NOTE 3:  AGREEMENTS WITH MINORITY STOCKHOLDERS OF MEALS.COM

     The Company entered into a Securities Purchase Agreement dated as of June 21, 2001, with the minority stockholders of its majority owned subsidiary, Meals.com, pursuant to which the Company agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders for a purchase price of $1.0 million. The purchase price was payable in Coinstar's common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The common stock paid to the minority stockholders of Meals.com is entitled to certain registration rights.


NOTE 4: BUSINESS SEGMENT INFORMATION

     Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

     The Company is organized into two reportable business segments; the North American core business (which includes the United States and Canada) and the International business (which includes the United Kingdom). As mentioned in
Note 2, the Company decided to discontinue operations of its Meals.com segment in June 2001. Accordingly, Meals.com is not included in the segment disclosure information below.

                                                              Six Months Ended                      Three Months Ended
                                                                   June 30,                               June 30,
                                                            2001               2000              2001                  2000
                                                          -------            -------           -------               --------
                                                                (In thousands)                         (In thousands)
    Revenue:
        North American core business...................  $58,051            $45,548           $31,004               $ 24,576
        International business.........................      395                147               242                     95
                                                         -------            -------           -------               --------
            Total revenues.............................  $58,446            $45,695           $31,246               $ 24,671
                                                         =======            =======           =======               ========


    Net loss from continuing operations:
        North American core business...................  $  (597)           $(4,922)          $   (38)              $ (3,092)
        International business.........................     (423)              (446)             (307)                  (218)
                                                         -------            -------           -------               --------
            Total net loss from continuing
                 operations............................  $(1,020)           $(5,368)          $  (345)              $ (3,310)
                                                         =======            =======           =======               ========


    Total assets:                                                    June 30, 2001              December 31, 2000
                                                                   ----------------             -----------------
        North American core business...................                 $   157,140                 $     157,765
        International business.........................                       3,056                           758
        Net assets from discontinued operations........                       1,313                        13,536
        Intercompany eliminations......................                      (6,684)                      (16,022)
                                                                        -----------                 -------------
            Total assets...............................                 $   154,825                 $     156,037
                                                                        ===========                 =============

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


Overview

  We currently derive our revenue from coin processing services generated by our installed base of Coinstar coin-counting machines located in supermarket chains in 46 states across the United States, the District of Columbia as well as in the United Kingdom and Canada. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as trial levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trials of the units, (ii) the amount of consumer traffic in the stores in which the units are located, and (iii) seasonality. We believe the seasonality affecting our coin processing volumes mirrors the seasonality patterns of our supermarket partners.

  We formed a subsidiary, Coinstar International, Inc., in March 1998 to explore expanding our operations internationally. We are piloting 58 Coinstar units in Canada to determine the viability of the Canadian market for our services. On May 1, 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury's Supermarkets Ltd to begin installing additional machines in their stores and currently have 110 machines installed in the United Kingdom.

  In December 1998, we formed a subsidiary, Meals.com, Inc., to explore the development and deployment of e-services technology. We were not able to raise sufficient funding for Meals to continue operating and in June 2001, we announced that we were taking steps to prepare for the sale of the Meals product lines and to pursue an orderly exit from the business. During this period, we reduced the workforce significantly; however, we retained a core group of Meals employees to assist in the sale of Meals' assets and the orderly wind-down of its operations.

  Our direct operating expenses are comprised of the regional expenses associated with Coinstar coin-counting unit operations and support and consist primarily of coin pick-up and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners. Coin pick-up and processing costs, which represent a large portion of our direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located as well as the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, the customer service center, sales and marketing support, systems and engineering support, computer network operations, finance and accounting, human resources and occupancy expenses. Depreciation and amortization consists primarily of depreciation charges on Coinstar units and, to a lesser extent, depreciation on furniture and fixtures, leased automobiles and computer equipment. Other income in the prior year quarter consisted primarily of sublease rental income of unused and excess office space.

  Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. In 2000, we devoted significant resources and capital to develop and market the Meals.com products and services, which we discontinued in June 2001. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $136.8 million as of June 30, 2001. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future coin counting revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


Discontinued Operations

  We have adopted plans to discontinue the operations of our subsidiary, Meals.com. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

  In accordance with APB No. 30, we have estimated that the disposal of our Meals.com business will result in a loss of approximately $3.6 million, which was recorded in the quarter ended June 30, 2001. Included in the estimate is a $2.4 million loss primarily related to the write-down of assets of the Meals.com business. In addition, we have recorded anticipated operating losses of $1.2 million resulting from the orderly wind-down of the Meals.com business thru October 2001, the expected completion date of the wind-down. We believe that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

Results of Continuing Operations

  Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.


  The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                                 Six Months Ended              Three Months Ended
                                                                     June 30,                       June 30,
                                                               2001            2000           2001            2000
                                                              -----           -----          -----           -----
  Revenue................................................     100.0%          100.0%         100.0%          100.0%
  Expenses:
     Direct operating....................................      45.6            48.5           44.2            47.6
     Regional sales and marketing........................       4.9             8.9            8.0            14.4
     Product research and development....................       3.4             3.7            3.2             3.5
     Selling, general and administrative.................      18.7            18.0           19.0            16.7
     Depreciation and amortization.......................      22.7            25.8           20.7            24.4
                                                              -----           -----          -----           -----
  Income (loss) from continuing operations...............       4.7%           (4.9)%          4.9%           (6.6)%
                                                              =====           =====          =====           =====

Three Months Ended June 30, 2001 and 2000

  Revenue

  Revenue increased to $31.2 million for the three months ended June 30, 2001 from $24.7 million for the comparable 2000 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2001 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,856 at June 30, 2001 from 7,730 units at June 30, 2000. The total dollar value of coins processed worldwide increased to $351.5 million during the three month period ended June 30, 2001 from $277.3 million in the comparable period in the prior year.

  Direct Operating Expenses

  Direct operating expenses increased to $13.8 million in the three months ended June 30, 2001 from $11.7 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to the increased coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, an increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our expansion into our existing regional markets, and an increase in revenue sharing with our partners that corresponded to a 26.8% increase in coin processing revenue from the quarter ended June 30, 2000. Direct operating expenses as a percentage of revenue decreased to 44.2% in the three months ended June 30, 2001 from 47.6% in the same period of 2000. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of less expensive and more efficient coin pick-up methods, and
(ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

  Regional Sales and Marketing

  Regional sales and marketing expenses decreased to $2.5 million in the quarter ended June 30, 2001 from $3.6 million in the comparable prior year quarter. The decrease in regional marketing expense was the result of a decreased level of television, radio and newspaper advertising. Regional sales and marketing as a percentage of revenue decreased to 8.0% in the three months ended June 30, 2001 from 14.4% in the same period of 2000.

  Product Research and Development

  Product research and development expenses increased to $1.0 million in the quarter ended June 30, 2001 from $0.9 million in the comparable prior year quarter. The increase in product research and development expense was due primarily to staffing increases and consulting services related to researching new product ideas. Product research and development as a percentage of revenue decreased slightly to 3.2% in the three months ended June 30, 2001 from 3.5% in the same period of 2000.

  Selling, General and Administrative

  Selling, general and administrative expenses increased to $5.9 million in the quarter ended June 30, 2001 from $4.1 million in the comparable prior year quarter. The principal component of such expenses was employee compensation, including salaries, benefits, and related costs. Selling, general and administrative expense as a percentage of revenue increased to 19.0% in the quarter ended June 30, 2001 from 16.7% in the same period in the prior year.
The increase in selling, general and administrative expense as a percentage of revenue was primarily the result of (i) increased staffing, (ii) increased administrative expenses related to state registration and fees related to patent prosecution, professional fees and other general administrative costs associated with our ongoing operations and (iii) special fees and expenses paid to professional service providers including JPMorgan to assist us in exploring strategic alternatives.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $6.5 million in the quarter ended June 30, 2001 from $6.0 million in the comparable prior year quarter. The increase was due primarily to the increase in the installed base of Coinstar coin-counting units. Depreciation and amortization as a percentage of revenue decreased to 20.7% in the three months ended June 30, 2001 from 24.4% in the same period in the prior year. The decrease in depreciation and amortization as a percentage of revenue was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

  Other Income and Expense

  Other income generated in the three months ended June 30, 2001 was insignificant. In the quarter ended June 30, 2000, other income was $0.1 million resulting from subleasing excess office space.

  Interest income decreased to $0.2 million in the three months ended June 30, 2001 from $0.3 million in the comparable period in 2000. The decrease in interest income is attributed to lower interest rates earned on 2001 investments than in the same period in the prior year.

  Interest expense of $2.1 million remained consistent in the three month periods ended June 30, 2001 and 2000.

  Loss from Continuing Operations

  In the three months ended June 30, 2001, our loss from continuing operations decreased 90% from $3.3 million in the prior year quarter to $0.3 million in the current quarter. The change in the net loss was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network. In the future, we expect to achieve profitability in our core business as our direct contribution margin from our large base of installed Coinstar units grows proportionately faster than the rate of growth of our regional marketing and corporate expenses.



Six Months Ended June 30, 2001 and 2000

  Revenue

  Revenue increased to $58.4 million for the six months ended June 30, 2001 from $45.7 million for the comparable 2000 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2001 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,856 at June 30, 2001 from 7,730 units at June 30, 2000. The total dollar value of coins processed worldwide increased to $657.3 million during the six month period ended June 30, 2001 from $513.6 million in the comparable period in the prior year.

  Direct Operating Expenses

  Direct operating expenses increased to $26.7 million in the six months ended June 30, 2001 from $22.2 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to the increased coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, an increase in field service personnel expenses associated with the hiring and training of new field service personnel to support our expansion in the United Kingdom and into 13 new North American regional markets, and an increase in revenue sharing with our partners that corresponded to a 28.0% increase in coin processing revenue from the six months ended June 30, 2000. Direct operating expenses as a percentage of revenue decreased to 45.6% in the six months ended June 30, 2001 from 48.5% in the same period of 2000. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of less expensive and more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

  Regional Sales and Marketing

  Regional sales and marketing expenses decreased to $2.9 million in the six months ended June 30, 2001 from $4.1 million in the comparable prior year period. The decrease in regional marketing expense was the result of a decreased level of television, radio and newspaper advertising. Regional sales and marketing as a percentage of revenue decreased to 4.9% in the six months ended June 30, 2001 from 8.9% in the same period of 2000.

  Product Research and Development

  Product research and development expenses increased to $2.0 million in the six months ended June 30, 2001 from $1.7 million in the comparable prior year period. The increase in product research and development expense was due primarily to (i) staffing and consulting services costs related to researching new product ideas and (ii) staffing and consulting costs related to enhancing our existing coin processing system. Product research and development as a percentage of revenue decreased slightly to 3.4% in the six months ended June 30, 2001 from 3.7% in the same period of 2000.

  Selling, General and Administrative

  Selling, general and administrative expenses increased to $10.9 million in the six months ended June 30, 2001 from $8.3 million in the comparable prior year period. The principal component of such expenses was employee compensation, including salaries, benefits and related costs. Selling, general and administrative expense as a percentage of revenue increased to 18.7% in the six months ended June 30, 2001 from 18.0% in the same period in the prior year. The increase in selling, general and administrative expense as a percentage of revenue was primarily the result of (i) increased staffing, (ii) increased administrative expenses related to state registration and patent license fees, professional fees and other general administrative costs associated with our ongoing operations and (iii) special fees and expenses paid to professional service providers, including JPMorgan to assist us in exploring strategic alternatives.

  Depreciation and Amortization

  Depreciation and amortization expense increased to $13.2 million in the six months ended June 30, 2001 from $11.8 million in the comparable prior year period. The increase was due primarily to the increase in the installed base of Coinstar coin-counting units as well as expenses associated with the periodic replacement of certain machine components. Depreciation and amortization as a percentage of revenue decreased to 22.7% in the six months ended June 30, 2001 from 25.8% in the same period in the prior year. The decrease in depreciation and amortization as a percentage of revenue was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

  Other Income and Expense

  Other income generated in the six months ended June 30, 2001 was insignificant. In the six months ended June 30, 2000, other income was $0.1 million resulting from subleasing excess office space.

  Interest income decreased to $0.4 million in the six months ended June 30, 2001 from $0.8 million in the comparable period in 2000. The decrease in interest income is attributed to lower interest rates earned on 2001 investments in the six months ended June 30, 2001 than in the same period in the prior year.

  Interest expense increased slightly to $4.2 million in the six months ended June 30, 2001 from $4.1 million in the comparable prior period.

  Loss from Continuing Operations

  In the six months ended June 30, 2001, our net loss from continuing operations decreased by 81% from $5.4 million in the six months ended June 30, 2000 to $1.0 million in the in the six months ended June 30, 2001. The change in the net loss was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network. In the future, we expect to achieve profitability in our core business as our direct contribution margin from our large base of installed Coinstar units grows proportionately faster than the rate of growth of our regional marketing and corporate expenses.

Liquidity and Capital Resources

  As of June 30, 2001, we had cash and cash equivalents of $86.4 million and working capital of $24.9 million from continuing operations. Cash and cash equivalents include $47.8 million of funds in transit to our retail partners. Net cash provided by continuing operations was $20.2 million for the six months ended June 30, 2001, compared to net cash provided by continuing operations of $7.8 million for the six months ended June 30, 2000.

  Net cash used by investing activities from continuing operations for the six months ended June 30, 2001 was $7.8 million compared to $3.3 million in the prior year period. In 2000, cash used by investing activities for the six months ending June 30, 2000 resulted primarily from purchases of Coinstar units offset by cash generated by sales of marketable securities totaling $9.2 million. There were no sales of marketable securities in the current year. Capital expenditures during the six months ended June 30, 2001, were $7.8 million compared with $12.1 million in the comparable period in 2000. Capital expenditures decreased due primarily to a decrease in Coinstar unit purchases during the six months ended June 30, 2001. As we continue to selectively install new units nationwide in order to optimize our Coinstar network and increase our profitability, we expect the rate of installations to slow compared to historical levels.

  Net cash provided by financing activities from continuing operations for the six months ended June 30, 2001 was $3.2 million, which was primarily the result of proceeds from the exercise of stock options and employee stock purchases of $3.7 million offset by principal payments on capital lease obligations. Net cash provided by financing activities for the six months ended June 30, 2000 was $0.6 million resulting from the exercise of stock options and employee stock purchases of $1.0 million offset by principal payments on capital lease obligations.

  On February 10, 2000, Meals.com sold 5.5 million shares of its Series A Convertible Preferred Stock, together with warrants to purchase 5.5 million shares of its common stock at an exercise price of $0.125 per share to the minority stockholders for $5.5 million. On June 21, 2001, we entered into a Securities Purchase Agreement with the minority stockholders of Meals.com pursuant to which we agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by them for a purchase price of $1.0 million. The purchase price was payable in Coinstar's common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The common stock paid to the minority stockholders of Meals.com is entitled to certain registration rights.

  As of June 30, 2001, we had outstanding $61.0 million of our senior subordinated discount notes. We have debt service obligations of approximately $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The indenture governing the notes contains restrictive covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets. As of June 30, 2001, we had secured irrevocable letters of credit with two banks that totaled $5.8 million. These letters of credit, which expire at various times through November 2001, are available to collateralize certain obligations to third parties. As of June 30, 2001, no amounts were outstanding under these letters of credit agreements.

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

                                                                                 Three Months Ended
                                                -------------------------------------------------------------------------------
                                                 June 30,  March 31, Dec. 31, Sept. 30,  June 30, March 31, Dec. 31,   Sept. 30,
                                                  2001      2001      2000      2000      2000      2000      1999       1999
                                                --------  --------  --------  --------  --------  --------  --------   --------
                                                                      (Dollars in thousands except per unit data)
Consolidated Statements of Operations:
Revenue.......................................  $ 31,245  $ 27,200  $ 28,251  $ 28,663  $ 24,671  $ 21,024  $ 21,921   $ 21,718
Expenses:
 Direct operating.............................    13,798    12,878    12,984    13,045    11,733    10,422    10,938     10,783
 Regional sales and marketing.................     2,501       370     2,402     4,906     3,567       493     2,704      1,245
 Product research and development.............       989       997       916       907       867       807     1,045      1,752
 Selling, general and administrative..........     5,946     4,968     5,510     4,416     4,111     4,140     3,334      3,199
 Depreciation and amortization................     6,483     6,763     6,635     6,018     6,021     5,786     5,588      5,570
                                                --------  --------  --------  --------  --------  --------  --------   --------
Income (loss) from continuing operations......     1,528     1,224      (196)     (629)   (1,628)     (624)   (1,688)      (831)
Other expense, net............................    (1,873)   (1,899)   (1,992)   (1,669)   (1,682)   (1,434)   (2,187)    (1,893)
                                                --------  --------  --------  --------  --------  --------  --------   --------
Loss before discontinued operations and
     extraordinary item.......................      (345)     (675)   (2,188)   (2,298)   (3,310)   (2,058)   (3,875)    (2,724)
Discontinued operations:
    Loss related to discontinued operations...    (5,928)   (3,361)   (5,222)   (3,588)   (2,148)   (1,882)   (1,660)    (1,179)
Extraordinary item:
    Loss related to early retirement of debt..        --        --        --        --        --        --    (2,507)      (743)
                                                --------  --------  --------  --------  --------  --------  --------   --------
Net loss......................................  $ (6,273) $ (4,036) $ (7,410) $ (5,886) $ (5,458) $ (3,940) $ (8,042)  $ (4,646)
                                                ========  ========  ========  ========  ========  ========  ========   ========

North American core business:
Number of new Coinstar units installed
 during the period............................       193        95       413       359       337       430       495        668
Installed base of Coinstar units at end of
 period.......................................     8,770     8,577     8,482     8,069     7,710     7,373     6,934      6,448
Average age of network for the period
 (months).....................................      31.9      29.7      27.6      26.2      24.5      22.9      21.4       20.3
Number of regional markets....................       123       123       122       118       110       106       104        102
Dollar value of coins processed...............  $348,255  $303,799  $315,715  $320,655  $276,073  $235,594  $245,703   $243,550
Revenue.......................................    31,029    27,130    28,107    28,546    24,576    20,972    21,871     21,679
Annualized revenue per average installed
 unit (1).....................................    14,406    12,696    13,565    14,495    13,091    11,740    13,041     14,146
Direct contribution (2).......................    17,461    14,373    15,195    15,569    12,890    10,638    10,973     10,936
Direct contribution margin (%)................      56.3%     53.0%     54.1%     54.5%     52.4%     50.7%     50.2%      50.4%
Annualized direct contribution per
 average installed unit (1)(2)................  $  8,102  $  6,747  $  7,333  $  7,906  $  6,866  $  5,955  $  6,543   $  7,136
Regional sales and marketing..................     2,535       377     2,402     4,906     3,567       493     2,756      1,293
Product research and development..............       945       915       886       825       804       751       919      1,643
Selling, general and administrative...........     5,685     4,942     4,789     4,281     3,993     4,077     3,172      3,100
EBITDA (3)....................................     8,296     8,139     7,118     5,557     4,526     5,317     4,126      4,900
EBITDA margin (%).............................        27%       30%       25%       19%       18%       25%       19%        23%

___________


(1) Calculated based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.

(2) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from operations, net income (loss), or any other measure of performance under GAAP.

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

  Our future profitability and operating results remain uncertain. We cannot be certain that we will install a sufficient number of our Coinstar units or maintain existing levels of customer utilization to allow us to achieve profitability, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and customer utilization of our service. Our future operating results will depend upon many other factors, including:

  .  the level of product and price competition,

  .  the processing fee we charge consumers to use our service,

  .  the amount of our processing fee that we share with our retail partners,

  .  our success in expanding our network and managing our growth,

  . our ability to develop and market product enhancements and new products and the timing of such product enhancements,

  . our ability to enter into and penetrate new international markets, such as the United Kingdom, and other selected foreign markets,

  .  activities of and acquisitions by competitors,

  .  the ability to hire additional employees,

  .  the timing of such hiring and the ability to control costs, and

  .  customer utilization at existing levels.

  We rely on one source of revenue. We have derived, and expect to derive for the foreseeable future, substantially all of our revenue from the operation of Coinstar coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to technological change, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may be dependent on our ability to develop and commercialize new products and services. New products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  There are many risks associated with doing business in international markets. We intend to increase our deployment of Coinstar units in the United Kingdom. We have only recently begun this expansion in the United Kingdom and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including failure of customer acceptance, risks of regulatory delays or disapprovals with respect to our products and services, and competition from potential and current coin-counting businesses. Exposure to exchange rate risks, restrictions on the repatriation of funds, political instability, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors, difficulties in managing an organization spread over several countries, and weaker legal protection for intellectual property rights. These risks could seriously harm our business, financial condition, and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

  We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our senior executive officers who have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. On November 15, 2000, our chief executive officer, Daniel Gerrity, resigned. The nominating committee of the Board of Directors has been conducting a search for a new chief executive officer to fill the vacancy left by Mr. Gerrity. The inability to attract and retain a new chief executive officer or other necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

  Our stock price has been and may continue to be volatile. Our common stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our common stock could decline from current levels or continue to fluctuate. The market price of our common stock may be significantly affected by the following factors:

  .  operating results below market expectations,

  .  trends and fluctuations in the use of our Coinstar units,

  . changes in, or our failure to meet, financial estimates by securities analysts,

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

  Our business is dependent on maintaining our retail partner relationships which are highly consolidated. The success of our business depends on the willingness of potential retail partners, primarily supermarkets, to agree to installation of Coinstar units in their stores and to the continued retention of those units. We must continue to demonstrate that our Coinstar units provide a benefit to our retail partners to ensure that such partners do not request deinstallation of units or develop or purchase their own coin-counting system.

  We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 28%, 11% and 11%, respectively, of our revenue in 2000. For the six months ended June 30, 2001, these three chains accounted for approximately 26%, 13% and 11%, respectively, of our revenue. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We have substantial indebtedness. As of June 30, 2001, we had outstanding indebtedness of $62.7 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to continue to meet our debt service requirements will depend upon continuing to achieve significant and sustained growth in our expected operating cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will continue to have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences which may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

  We may face competition. We may face competition from supermarket retailers that purchase and service their own coin-counting equipment. In addition, we may face new competition as we seek to expand into international markets and develop new products, services and enhancements. Our ability to expand internationally may subject us to competition with banks that offer services competitive with ours and with manufacturers and other companies that have established or are seeking to establish coin-counting networks competitive to ours. Moreover, new products that we intend to develop, such as those involving pre-paid cards, may subject us to competition from companies with significantly greater technological and capital resources and experience.

  Many of our potential competitors with respect to the development of new products, services and enhancements have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marking and public relations resources than we have. These potential competitors may succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. Competitive pressures could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

  We depend upon third-party manufacturers and service providers, and sole-source manufacturers. We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to continue to expand our installed base both domestically and internationally and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, in reality they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

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

                          PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

 Exhibit
  Number                                                 Description of Document
----------  -----------------------------------------------------------------------------------------------------------------
  3.1       Amended and Restated Certificate of Incorporation of the Registrant. /(1)/
  3.2       Amended and Restated Bylaws of the Registrant. /(1)/
  10.1      Employment Agreement between John P. Reilly and the Registrant dated April 26, 2001.
  10.2      Employment Agreement between Michael L. Doran and the Registrant dated April 30, 2001.
  10.3      Employment Agreement between Michael W. Parks and the Registrant dated May 3, 2001.
  10.4      Employment Agreement between William W. Booth and the Registrant dated May 5, 2001.
  10.5      Employment Agreement between Carol Lewis and the Registrant dated June 18, 2001.
  10.6      Employment Agreement between Diane Renihan and the Registrant dated June 18, 2001.
  10.7      Employment Agreement between Richard Stillman and the Registrant dated June 18, 2001.
  10.8      Agreement between Jens Molbak and the Registrant dated June 14, 2001.
  10.9      Securities Purchase Agreement Among the Registrant and Certain Stockholders of Meals.com, Inc.,
               dated as of June 21, 2001. /(2)/
  10.10     Form of Release Agreement. /(2)/

(b) Reports on Form 8-K:

On June 22, 2001, we filed a current report on Form 8-K dated June 21, 2001 under Item 5 whereby we announced that we entered into a Securities Purchase Agreement with the minority stockholders of our majority owned subsidiary, Meals.com, pursuant to which we have agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders.


___________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-22555) filed by Coinstar, Inc. on June 22, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Coinstar, Inc.
                                  (registrant)


                                  By:    /s/ Diane L. Renihan
                                      --------------------------------------
                                             Diane L. Renihan
                                        Chief Financial Officer
                                             August 14, 2001

                                 Exhibit Index


  Exhibit
  Number     Description of Document
             -----------------------
    3.1      Amended and Restated Certificate of Incorporation of the Registrant. /(1)/
    3.2      Amended and Restated Bylaws of the Registrant. (/1)/
    10.1     Employment Agreement between John P. Reilly and the Registrant dated April 26, 2001.
    10.2     Employment Agreement between Michael L. Doran and the Registrant dated April 30, 2001.
    10.3     Employment Agreement between Michael W. Parks and the Registrant dated May 3, 2001.
    10.4     Employment Agreement between William W. Booth and the Registrant dated May 5, 2001.
    10.5     Employment Agreement between Carol Lewis and the Registrant dated June 18, 2001.
    10.6     Employment Agreement between Diane Renihan and the Registrant dated June 18, 2001.
    10.7     Employment Agreement between Richard Stillman and the Registrant dated June 18, 2001.
    10.8     Agreement between Jens Molbak and the Registrant dated June 14, 2001.
    10.9     Securities Purchase Agreement Among the Registrant and Certain Stockholders of Meals.com, Inc.,
                dated as of June 21, 2001. /(2)/
    10.10    Form of Release Agreement./ (2)/




_________________
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K (No. 000-22555) filed by Coinstar, Inc. on June 22, 2001.