Form 10-Q
period 2001-09-30
COINSTAR INC
filed 2001-11-13
CIK 941604

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________

                                    FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For The Quarter Ended September 30, 2001

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 000-22555

                                 ______________

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

                                 ______________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at October 31, 2001
       Common Stock, $0.001 par value                 21,307,276

================================================================================

                         COINSTAR, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                                      Index

PART I. FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements:
         Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
            December 31, 2000 ...............................................................   Page 3

         Consolidated Statements of Operations for the three and nine month
            periods ended September 30, 2001 and September 30, 2000 (unaudited) .............   Page 4


         Consolidated Statement of Stockholders' Equity for the nine month
            period ended September 30, 2001 (unaudited) .....................................   Page 5

         Consolidated Statements of Cash Flows for the nine month periods ended
            September 30, 2001 and September 30, 2000 (unaudited) ...........................   Page 6

         Notes to Consolidated Financial Statements for the three and nine month
            periods ended September 30, 2001 and September 30, 2000 (unaudited) .............   Page 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations ...................................................................   Page 11

PART II. OTHER INFORMATION

 Item 2. Changes in Securities and Use of Proceeds ..........................................   Page 24

 Item 4. Submission of Matters to a Vote of Security Holders ................................   Page 24

 Item 6. Exhibits and Reports on Form 8-K ...................................................   Page 25

SIGNATURE ...................................................................................   Page 26

EXHIBIT INDEX ...............................................................................   Page 27

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                         COINSTAR, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,     December 31,
                                                                                            2001             2000
                                                                                       ------------      ------------
                                                                                       (Unaudited)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................  $  94,846,686     $  70,683,800
  Prepaid expenses and other current assets ........................................      2,196,946         1,988,548
  Cash and other current assets of discontinued operations, net ....................        404,618         7,137,383
                                                                                      -------------     -------------
      Total current assets .........................................................     97,448,250        79,809,731
PROPERTY AND EQUIPMENT:
  Coinstar units ...................................................................    133,657,402       122,834,742
  Computers ........................................................................      7,385,233         5,798,635
  Office furniture and equipment ...................................................      1,493,616         1,421,804
  Leased vehicles ..................................................................      4,091,624         3,941,144
  Leasehold improvements ...........................................................        569,811           478,044
                                                                                      -------------     -------------
                                                                                        147,197,686       134,474,369
  Accumulated depreciation .........................................................    (83,826,784)      (66,142,376)
                                                                                      -------------     -------------
                                                                                         63,370,902        68,331,993
OTHER ASSETS .......................................................................      1,207,141         1,496,566
ASSETS OF DISCONTINUED OPERATIONS ..................................................             --         6,399,073
                                                                                      -------------     -------------
TOTAL ASSETS .......................................................................  $ 162,026,293     $ 156,037,363
                                                                                      =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .................................................................  $   4,807,927     $   4,045,359
  Accrued liabilities ..............................................................     61,976,411        50,581,669
  Current portion of long-term debt and capital lease obligations ..................        920,198           920,603
                                                                                      -------------     -------------
      Total current liabilities ....................................................     67,704,536        55,547,631
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS .......................................     61,680,773        61,815,043
                                                                                      -------------     -------------
      Total liabilities ............................................................    129,385,309       117,362,674

MINORITY INTEREST-CONVERTIBLE PREFERRED STOCK ......................................             --         3,833,152
STOCKHOLDERS' EQUITY:
  Common stock .....................................................................    166,517,680       159,517,516
  Contributed capital ..............................................................      1,273,601         1,821,647
  Accumulated other comprehensive income (loss).....................................         70,126           (17,381)
  Accumulated deficit ..............................................................   (135,220,423)     (126,480,245)
                                                                                      -------------     -------------
  Total stockholders' equity .......................................................     32,640,984        34,841,537
                                                                                      -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................................  $ 162,026,293     $ 156,037,363
                                                                                      =============     =============

                 See notes to consolidated financial statements.

                         COINSTAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Nine Months Ended             Three Months Ended
                                                                         September 30,                 September 30,
                                                                      2001            2000           2001           2000
                                                                   -------        --------        -------       --------
REVENUE........................................................   $  93,621,504   $ 74,358,073    $35,175,761   $28,663,305

EXPENSES:
   Direct operating............................................      42,343,204     35,200,199     15,667,133    13,045,188
   Regional sales and marketing................................       6,048,046      8,965,756      3,176,654     4,906,064
   Product research and development............................       3,094,501      2,580,641      1,107,718       906,534
   Selling, general and administrative.........................      16,313,717     12,666,728      5,400,126     4,416,104
   Depreciation and amortization...............................      19,640,146     17,824,483      6,393,802     6,017,697
                                                                  -------------   ------------    -----------   -----------
     Income (loss) from operations.............................       6,181,890     (2,879,734)     3,430,328      (628,282)
OTHER INCOME (EXPENSE):
   Interest income.............................................         597,768      1,171,871        214,640       355,195
   Interest expense............................................      (6,237,056)    (6,154,372)    (2,077,753)   (2,093,742)
   Other income................................................           5,706        197,632          1,272        70,182
                                                                  -------------   ------------    -----------   -----------
     Income (loss) from continuing operations..................         548,308     (7,664,603)     1,568,487    (2,296,647)
DISCONTINUED OPERATIONS:
   Loss from discontinued operations...........................      (5,736,242)    (7,618,610)            --    (3,588,752)
   Loss on disposal of discontinued operations.................      (3,552,244)            --             --            --
                                                                  -------------   ------------    -----------   -----------
     Loss from discontinued operations.........................      (9,288,486)    (7,618,610)            --    (3,588,752)
                                                                  -------------   ------------    -----------   -----------

NET INCOME (LOSS)..............................................   $  (8,740,178)  $(15,283,213)   $ 1,568,487   $(5,885,399)
                                                                  =============   ============    ===========   ===========

INCOME (LOSS) PER SHARE:
 Basic:
    Continuing operations......................................   $        0.03   $      (0.38)   $      0.07   $     (0.11)
    Discontinued operations....................................           (0.45)         (0.37)            --         (0.18)
                                                                  -------------   ------------    -----------   -----------
   Net income (loss) per share.................................   $       (0.42)  $     ( 0.75)   $      0.07   $     (0.29)
                                                                  =============   ============    ===========   ===========
 Diluted:
    Continuing operations......................................   $        0.03   $      (0.38)   $      0.07   $     (0.11)
    Discontinued operations....................................           (0.43)         (0.37)            --         (0.18)
                                                                  -------------   ------------    -----------   -----------
   Net income (loss) per share.................................   $       (0.40)  $     ( 0.75)   $      0.07   $     (0.29)
                                                                  =============   ============    ===========   ===========

Weighted average shares outstanding:
    Basic......................................................      20,718,451     20,244,246     20,927,529    20,299,060
                                                                  =============   ============    ===========   ===========
    Diluted....................................................      21,725,055     20,244,246     22,056,750    20,299,060
                                                                  =============   ============    ===========   ===========

                    See notes to consolidated financial statements.

                         COINSTAR, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

               For the Nine Month Period Ended September 30, 2001
                                   (Unaudited)

                                                                               Accumulated
                                            Common Stock                          Other
                                           --------------         Contributed  Comprehensive   Accumulated
                                        Shares          Amount      Capital    Income (Loss)     Deficit          Total
                                        ------          ------      -------    -------------     -------          -----
Balance at January 1, 2001. .........  20,388,705    $159,517,516  $1,821,647    $ (17,381)   $(126,480,245) $ 34,841,537
Issuance of common stock ............       3,324          63,987                                                  63,987
Issuance of shares under employee
    stock purchase plan .............      54,319         760,330                                                 760,330
Exercise of stock options ...........     510,744       4,452,636                                               4,452,636
Net exercise of common
    stock warrants ..................      36,955         723,211    (723,211)                                         --
Stock issued in connection with
    purchase of minority interest of
    subsidiary ......................      52,656       1,000,000                                               1,000,000
Non-cash stock-based
    compensation expense ............                                 175,165                                     175,165
Comprehensive income (loss):
    Unrealized gain on foreign
       currency translation .........                                               87,507                         87,507
                                                                                                              -----------
    Other comprehensive income ......                                                                              87,507
Net loss ............................                                                            (8,740,178)   (8,740,178)
                                                                                                              -----------
Comprehensive loss ..................                                                                          (8,652,671)
                                     ----------------------------------------------------------------------   -----------
Balance at September 30, 2001 .......  21,046,703    $166,517,680  $1,273,601    $  70,126    $(135,220,423) $ 32,640,984
                                     ============    ============  ==========    =========    =============  ============

                 See notes to consolidated financial statements.

                         COINSTAR, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                       Nine Months Ended
                                                                                                         September 30,
                                                                                                       2001          2000
                                                                                                    ------------  -----------
OPERATING ACTIVITIES:
Net loss .....................................................................................    $ (8,740,178)    $(15,283,213)
        Net loss from discontinued operations ................................................       5,736,242        7,618,610
        Net loss from disposal of discontinued operations ....................................       3,552,244               --
                                                                                                  ------------     ------------
        Net income (loss) from continuing operations .........................................         548,308       (7,664,603)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
        Depreciation and amortization ........................................................      19,640,146       17,824,483
        Debt discount amortization ...........................................................          94,138          139,984
        Non-cash stock-based compensation ....................................................         175,165               --
        Unrealized loss on short-term investments available for sale .........................              --           (3,967)
        Unrealized gain (loss) on foreign currency translation ...............................          87,507           (9,614)
Changes in operating assets and liabilities:
        Investment interest receivable .......................................................              --          131,984
        Prepaid expenses and other current assets ............................................         (15,781)         102,192
        Other assets .........................................................................             612          168,055
        Accounts payable .....................................................................         784,646          838,038
        Accrued liabilities ..................................................................      11,394,742        2,721,349
                                                                                                  ------------     ------------
           Net cash provided by continuing operations ........................................      32,709,483       14,247,901
           Net cash provided by (used in) discontinued operations ............................         862,311      (12,309,841)
                                                                                                  ------------     ------------
        Net cash provided by operations ......................................................      33,571,794        1,938,060
                                                                                                  ------------     ------------
INVESTING ACTIVITIES:
        Sale of short-term investments .......................................................              --        9,162,841
        Purchase of property and equipment ...................................................     (13,309,868)     (18,288,359)
        Net proceeds from the sale of property and equipment .................................           5,341           12,884
        Purchase of intangible assets ........................................................              --         (345,670)
                                                                                                  ------------     ------------
           Net cash used in continuing operations ............................................     (13,304,527)      (9,458,304)
           Net cash used in discontinued operations ..........................................        (617,077)      (4,562,291)
                                                                                                  ------------     ------------
        Net cash used in investing activities ................................................     (13,921,604)     (14,020,595)
                                                                                                  ------------     ------------
FINANCING ACTIVITIES:
        Principle payments on capital lease obligations ......................................        (764,257)        (576,887)
        Proceeds from exercise of stock options and issuance of shares under employee stock
           purchase plan .....................................................................       5,276,953        1,406,700
                                                                                                  ------------     ------------
           Net cash provided by continuing operations ........................................       4,512,696          829,813
           Net cash provided by discontinued operations ......................................              --        5,500,600
                                                                                                  ------------     ------------
        Net cash provided by financing operations ............................................       4,512,696        6,330,413
                                                                                                  ------------     ------------
Net cash provided by continuing operations ...................................................      23,917,652        5,619,410
Net cash provided by (used in) discontinued operations .......................................         245,234      (11,371,532)
                                                                                                  ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................      24,162,886       (5,752,122)

CASH AND CASH EQUIVALENTS:
        Beginning of period ..................................................................      70,683,800       78,696,252
                                                                                                  ------------     ------------
        End of period ........................................................................    $ 94,846,686     $ 72,944,130
                                                                                                  ============      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for interest .............................................    $  4,126,616     $  8,039,584

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Purchase of vehicles financed by capital lease obligation ............................    $    663,619     $    863,420
        Stock issued in connection with purchase of minority interest of subsidiary ..........    $  1,000,000     $         --
        Net exercise of common stock warrants ................................................    $    723,211     $         --

                 See notes to consolidated financial statements.

                         COINSTAR, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Three and Nine Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2000, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

     Principles of Consolidation: The financial statements include the accounts of the Company. All intercompany transactions have been eliminated upon consolidation.

     Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income (loss) per share to the extent such shares are dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

                                                                  Nine Months Ended           Three Months Ended
                                                                     September 30,               September 30,
                                                                  2001         2000            2001       2000
                                                               -------------------------    -----------------------
    Numerator:                                                      (In thousands)              (In thousands)
       Net income (loss) from continuing operations              $   548       $ (7,664)      $ 1,568  $ (2,296)
       Net loss from discontinued operations                      (9,288)        (7,619)           --    (3,589)
                                                               ---------    -----------     ---------  --------
           Net income (loss)                                     $(8,740)      $(15,283)      $ 1,568  $ (5,885)
                                                               =========    ===========     =========  ========

    Denominator:
       Weighted average shares for basic calculation              20,718         20,244        20,928    20,299
                                                               ---------    -----------     ---------  --------

           Warrants                                                   25             --            30        --
           Incremental shares from employee stock options            982             --         1,099        --
                                                               ---------    -----------     ---------  --------
       Weighted average shares for diluted calculation            21,725         20,244        22,057    20,299
                                                               =========    ===========     =========  ========

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

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The Company does not believe that the adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, will have a significant impact on its financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company does not believe that the adoption of SFAS No. 144, which is effective for companies with fiscal years beginning after December 15, 2001, will have a significant impact on its financial position or results of operations.

     Reclassifications: Certain reclassifications have been made to the prior year balances to conform to the current year presentation.


NOTE 2:  DISCONTINUED OPERATIONS

     In June 2001, the Company adopted plans to discontinue the operations of its Meals.com subsidiary. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

     In October 2001, the Company sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com branded and Nestle branded web sites. All other web site operations of Meals.com ceased as of September 30, 2001.

     At June 30, 2001, consistent with accounting for discontinued operations, the Company recorded an estimated loss in connection with the disposal of its Meals.com business of approximately $3.6 million. Included in the estimate was a $2.4 million loss related primarily to the write-down of Meals.com assets. Also included in the loss at June 30, 2001 was an estimate of future operating losses of $1.2 million resulting from the wind-down of the Meals.com business. Management believes that the estimated losses are reasonable, however, they are based on preliminary data and are subject to revision.

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

                                                     Nine Months Ended             Three Months Ended
                                                       September 30,                 September 30,
                                                    2001          2000             2001          2000
                                                 ---------------------------    ------------- ----------
                                                      (In thousands)                (In thousands)
Revenue                                             $   619       $    101         $     --      $    44
Operating expenses                                    7,321          9,125               --        4,281
                                                 ----------   ------------      -----------   ----------
      Operating loss                                 (6,702)        (9,024)              --       (4,237)
Interest, other income and
   minority interest, net                              (966)        (1,405)              --         (648)
                                                 ----------   ------------      -----------   ----------
Loss from discontinued operations                    (5,736)        (7,619)              --       (3,589)
Loss on disposal of discontinued operations          (3,552)            --               --           --
                                                 ----------   ------------      -----------   ----------
    Loss from discontinued operations               $(9,288)      $ (7,619)        $     --      $(3,589)
                                                 ==========   ============      ===========   ==========

      For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operations are combined and classified in the accompanying consolidated balance sheets as of September 30, 2001 and December 31, 2000 under the captions "Cash and other current assets of discontinued operations, net" and "Assets of discontinued operations." Cash flows from the discontinued operations are also stated separately on the accompanying consolidated statements of cash flows.

         Summarized below are the assets and liabilities of the Meals.com business, which are included in the accompanying consolidated balance sheets under the captions "Cash and other assets of discontinued operations, net" and "Assets of discontinued operations."

                                         September 30,     December 31,
                                              2001             2000
                                         ---------------  ---------------
                                                 (In thousands)
           Current:
                Cash and cash equivalents        $ 881          $ 7,990
                Prepaid expenses and
                    other current assets           373              897
                Accounts payable                   (28)            (837)
                Accrued liabilities               (821)            (913)
                                         -------------    -------------
                                                 $ 405          $ 7,137
                                         =============    =============

           Non-current:
                Property and equipment           $  --          $ 6,399
                                         =============    =============

NOTE 3:  AGREEMENTS WITH MINORITY STOCKHOLDERS OF MEALS.COM

     The Company entered into a Securities Purchase Agreement dated June 21, 2001, with the minority stockholders of its majority owned subsidiary, Meals.com, pursuant to which the Company agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders for a purchase price of $1.0 million. The purchase price was payable in Coinstar's common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The common stock issued to the minority stockholders of Meals.com was registered with the SEC on Form S-3 in August 2001.

NOTE 4: BUSINESS SEGMENT INFORMATION

     Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

     The Company is organized into two reportable business segments; the North American core business (which includes the United States and Canada) and the International business (which includes the United Kingdom). As mentioned in Note 2, the Company decided to discontinue operations of its Meals.com segment in June 2001. Accordingly, information regarding Meals.com is not included in the segment disclosure information below.

                                                          Nine Months Ended               Three Months Ended
                                                            September 30,                   September 30,
                                                        2001             2000             2001          2000
                                                    -------------    -------------     ---------    ---------
                                                          (In thousands)                     (In thousands)
    Revenue:
       North American core business ................   $  92,703        $  74,094       $  34,652  $  28,546
       International business ......................         919              264             524        117
                                                       ---------        ---------       ---------  ---------

          Total revenue ............................   $  93,622        $  74,358       $  35,176  $  28,663
                                                       =========        =========       =========  =========


    Net income (loss) from continuing operations:
       North American core business ................   $   1,519        $  (6,946)      $   2,116  $  (2,024)
       International business ......................        (971)            (719)           (548)      (273)
                                                       ---------        ---------       ---------  ---------
          Total net income (loss) from
                continuing operations ..............   $     548        $  (7,665)      $   1,568  $  (2,297)
                                                       =========        =========       =========  =========

    Total assets:                                             September 30,                December 31,
                                                                 2001                         2000
                                                              -----------                  -----------
       North American core business ................           $  163,314                  $   157,765
       International business ......................                3,903                          758
       Net assets from discontinued operations .....                  405                       13,536
       Intercompany eliminations ...................               (5,596)                     (16,022)
                                                               ----------                  -----------
          Total assets .............................           $  162,026                  $   156,037
                                                               ==========                  ===========

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

     On May 1, 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury's Supermarkets Ltd to begin installing additional machines in their stores. To date, we have installed approximately 150 machines in the United Kingdom and have also installed approximately 60 machines in Canada.

     In June 2001, we announced that we were taking steps to sell the assets of our Meals.com subsidiary in order to pursue an orderly wind-down of the business. In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com branded and Nestle branded web sites. All other operations of Meals.com ceased as of September 30, 2001.

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

     Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. In 2000, we devoted significant resources and capital to develop and market the Meals.com products and services, which we discontinued in June 2001. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $135.2 million as of September 30, 2001. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service and to engage in systems and product research and development. We expect these expenses will negatively impact our operating results. We believe that our future coin counting revenue growth, operating margin gains and profitability will be dependent upon the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new market regions and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Discontinued Operations

     We have discontinued the operations of our subsidiary, Meals.com. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

     In accordance with APB No. 30, we have estimated that the disposal of our Meals.com business will result in a loss of approximately $3.6 million, which was recorded in the quarter ended June 30, 2001. Included in the estimate is a $2.4 million loss primarily related to the write-down of assets of the Meals.com business. In addition, we have recorded anticipated operating losses of $1.2 million resulting from the wind-down of the Meals.com business. We believe that the estimated losses continue to be reasonable, however, they are based on preliminary data and are subject to revision.

Results of Continuing Operations

     Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

     The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                        Nine Months Ended       Three Months Ended
                                                          September 30,            September 30,
                                                         2001         2000          2001      2000
                                                      --------     ---------      -------- --------
     Revenue. ....................................       100.0%       100.0%      100.0%    100.0%
     Expenses:
          Direct operating .......................        45.2         47.3        44.5      45.5
          Regional sales and marketing ...........         6.5         12.1         9.0      17.1
          Product research and development .......         3.3          3.5         3.1       3.2
          Selling, general and administrative ....        17.4         17.0        15.4      15.4
          Depreciation and amortization ..........        21.0         24.0        18.2      21.0
                                                      --------     --------      ------     -----
     Income (loss) from continuing operations ....         6.6%        (3.9)%       9.8%     (2.2)%
                                                      ========     ========      ======     =====


Three Months Ended September 30, 2001 and 2000

     Revenue

     Revenue increased to $35.2 million for the three months ended September 30, 2001 from $28.7 million for the comparable 2000 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2001 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,990 at September 30, 2001 from 8,091 units at September 30, 2000. The total dollar value of coins processed worldwide increased to $396.2 million during the three month period ended September 30, 2001 from $322.2 million in the comparable period in the prior year.

     Direct Operating Expenses

     Direct operating expenses increased to $15.7 million in the three months ended September 30, 2001 from $13.0 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 22.7% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased dollar volumes processed during the quarter, and increases in field service and machine refurbishment expenses. Direct operating expenses as a percentage of revenue decreased to 44.5% in the three months ended September 30, 2001 from 45.5% in the same period of 2000. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of less expensive and more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

     Regional Sales and Marketing

     Regional sales and marketing expenses decreased to $3.2 million in the quarter ended September 30, 2001 from $4.9 million in the comparable prior year quarter. The decrease in regional marketing expense was the result of a decreased level of television advertising. Regional sales and marketing as a percentage of revenue decreased to 9.0% in the three months ended September 30, 2001 from 17.1% in the same period of 2000.

     Product Research and Development


     Product research and development expenses increased to $1.1 million in the quarter ended September 30, 2001 from $0.9 million in the comparable prior year quarter. The increase in product research and development expense was due primarily to staffing increases and consulting services related to researching new product ideas. Product research and development as a percentage of revenue decreased slightly to 3.1% in the three months ended September 30, 2001 from 3.2% in the same period of 2000.

     Selling, General and Administrative

     Selling, general and administrative expenses increased to $5.4 million in the quarter ended September 30, 2001 from $4.4 million in the comparable prior year quarter. The principal component of such expenses was employee compensation, including salaries, benefits, and related costs. Selling, general and administrative expense as a percentage of revenue remained the same for both the quarter ended September 30, 2001 and the quarter ended September 30, 2000 at 15.4%.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $6.4 million in the quarter ended September 30, 2001 from $6.0 million in the comparable prior year quarter. The increase was due primarily to the increase in the installed base of Coinstar coin-counting units. Depreciation and amortization as a percentage of revenue decreased to 18.2% in the three months ended September 30, 2001 from 21.0% in the same period in the prior year. The decrease in depreciation and amortization as a percentage of revenue was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

     Other Income and Expense

     Other income generated in the three months ended September 30, 2001 was insignificant. In the quarter ended September 30, 2000, other income was $70,000 resulting from subleasing excess office space.

     Interest income decreased to $215,000 in the three months ended September 30, 2001 from $355,000 in the comparable period in 2000. The decrease in interest income is attributed to lower interest earned on 2001 investments due to falling interest rates compared to interest earned in the prior year period.

     Interest expense of $2.1 million remained consistent in the three month periods ended September 30, 2001 and 2000.

     Income (Loss)  from Continuing Operations

     In the three months ended September 30, 2001, income from continuing operations was $1.6 million compared to a loss in the prior year quarter of $2.3 million. Income from continuing operations in the current quarter was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network.

Nine Months Ended September 30, 2001 and 2000

     Revenue

     Revenue increased to $93.6 million for the nine months ended September 30, 2001 from $74.4 million for the comparable 2000 period. The increase was due principally to the increase in the number of Coinstar units in service during the 2001 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,990 at September 30, 2001 from 8,091 units at September 30, 2000. The total dollar value of coins processed worldwide increased to $1.1 billion during the nine month period ended September 30, 2001 from $835.8 million in the comparable period in the prior year.

     Direct Operating Expenses

     Direct operating expenses increased to $42.3 million in the nine months ended September 30, 2001 from $35.2 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 25.9% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, and increases in field service and machine refurbishment expenses. Direct operating expenses as a percentage of revenue decreased to 45.2% in the nine months ended September 30, 2001 from 47.3% in the same period of 2000. The decrease in direct operating expenses as a percentage of revenue resulted from (i) the realization of coin pick-up and processing cost economies attributable to regional densities and utilization of less expensive and more efficient coin pick-up methods, and
(ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

     Regional Sales and Marketing

     Regional sales and marketing expenses decreased to $6.0 million in the nine months ended September 30, 2001 from $9.0 million in the comparable prior year period. The decrease in regional marketing expense was the result of a decreased level of television advertising. Regional sales and marketing as a percentage of revenue decreased to 6.5% in the nine months ended September 30, 2001 from 12.1% in the same period of 2000.

     Product Research and Development

     Product research and development expenses increased to $3.1 million in the nine months ended September 30, 2001 from $2.6 million in the comparable prior year period. The increase in product research and development expense was due primarily to (i) staffing and consulting services costs related to researching new product ideas and (ii) staffing and consulting costs related to enhancing our existing coin processing system. Product research and development as a percentage of revenue decreased to 3.3% in the nine months ended September 30, 2001 from 3.5% in the same period of 2000.

     Selling, General and Administrative

     Selling, general and administrative expenses increased to $16.3 million in the nine months ended September 30, 2001 from $12.7 million in the comparable prior year period. Selling, general and administrative expense as a percentage of revenue increased to 17.4% in the nine months ended September 30, 2001 from 17.0% in the same period in the prior year. The increase in selling, general and administrative expense as a percentage of revenue was primarily the result of
(i) increased staffing and compensation, (ii) increased administrative expenses related to professional fees and other general administrative costs associated with our ongoing operations and (iii) special fees and expenses paid to professional service providers, including JPMorgan, to assist us in exploring strategic alternatives.

     Depreciation and Amortization

     Depreciation and amortization expense increased to $19.6 million in the nine months ended September 30, 2001 from $17.8 million in the comparable prior year period. The increase was due primarily to the increase in the installed base of Coinstar coin-counting units as well as expenses associated with the periodic replacement of certain machine components. Depreciation and amortization as a percentage of revenue decreased to 21.0% in the nine months ended September 30, 2001 from 24.0% in the same period in the prior year. The decrease in depreciation and amortization as a percentage of revenue was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

     Other Income and Expense

     Other income generated in the nine months ended September 30, 2001 was insignificant. In the nine months ended September 30, 2000, other income was $198,000 resulting from subleasing excess office space.

     Interest income decreased to $598,000 in the nine months ended September 30, 2001 from $1.2 million in the comparable period in 2000. The decrease in interest income is attributed to lower interest rates earned on 2001 investments in the nine months ended September 30, 2001 than in the same period in the prior year.

     Interest expense of $6.2 million remained materially consistent in the nine month periods ended September 30, 2001 and 2000.

     Income (Loss)  from Continuing Operations

     In the nine months ended September 30, 2001, income from continuing operations was $548,000 compared to a loss from continuing operations of $7.7 million in the first nine months of the prior year. Income from continuing operations was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network.

Liquidity and Capital Resources

     As of September 30, 2001, we had cash and cash equivalents of $94.8 million and working capital of $29.3 million from continuing operations. Cash and cash equivalents include $50.2 million of funds in transit to our retail partners. Net cash provided by continuing operations was $32.7 million for the nine months ended September 30, 2001, compared to net cash provided by continuing operations of $14.2 million for the nine months ended September 30, 2000.

     Net cash used by investing activities from continuing operations for the nine months ended September 30, 2001 was $13.3 million compared to $9.5 million in the prior year period. In 2000, cash used by investing activities for the nine months ending September 30, 2000 resulted primarily from purchases of Coinstar units offset by cash generated by sales of marketable securities totaling $9.2 million. There were no sales of marketable securities in the current year. Capital expenditures during the nine months ended September 30, 2001, were $13.3 million compared with $18.3 million in the comparable period in 2000. Capital expenditures decreased due primarily to a decrease in Coinstar unit purchases during the nine months ended September 30, 2001. As we continue to selectively install new units nationwide in order to optimize our Coinstar network and increase our profitability, we expect the rate of installations to slow compared to historical levels.

     Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2001 was $4.5 million, which was primarily the result of proceeds from the exercise of stock options and employee stock purchases of $5.3 million offset by principal payments on capital lease obligations. Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2000 was $830,000 resulting from proceeds received from the exercise of employee stock options and employee stock purchases of $1.4 million offset by principal payments on capital lease obligations.

     On June 21, 2001, we entered into a Securities Purchase Agreement with the minority stockholders of Meals.com pursuant to which we agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by them for a purchase price of $1.0 million. The purchase price was payable in Coinstar's common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The shares of common stock issued to the minority stockholders of Meals.com were registered with the SEC on Form S-3 in August 2001.

     As of September 30, 2001, we had outstanding $61.0 million of our senior subordinated discount notes. We have debt service obligations of approximately $7.9 million per year until October 2006 when the principal amount of $61.0 million plus accrued interest will be due. The indenture governing the notes contains restrictive covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets. As of September 30, 2001, we had secured irrevocable letters of credit with two banks that totaled $5.8 million. These letters of credit, which expire at various times through November 2001, are available to collateralize certain obligations to third parties. As of September 30, 2001, no amounts were outstanding under these letters of credit agreements.

     On February 19, 1999, we entered into a credit agreement with Imperial Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. On September 26, 2000, we amended the credit agreement to release Bank Austria from its obligations under the credit agreement and to release us from our obligation to maintain minimum deposits with Imperial Bank. The amended credit agreement provides for a credit facility of up to $13.0 million, consisting of a revolving loan of $10.0 million and a term loan of $3.0 million. The amended credit agreement expires on September 25, 2006.

     In connection with the credit agreement, we issued to each of the lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants was $12.177 per share. The value of these warrants were recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. In February 2001, one of the lenders net exercised its warrant in full to purchase 18,963 shares of our common stock. In September 2001, the remaining lender net exercised its warrant in full to purchase 17,992 shares of our common stock.

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

                                                                                Three Months Ended
                                               ------------------------------------------------------------------------------------
                                               Sept. 30,  June 30,   March 31,  Dec. 31,   Sept. 30,  June 30,   March 31, Dec. 31,
                                                 2001       2001       2001       2000       2000       2000       2000      1999
                                               --------   --------   --------   --------   --------   --------   --------  --------
                                                                    (Dollars in thousands except per unit data)
Consolidated Statements of Operations:
Revenue .....................................  $ 35,176   $ 31,245   $ 27,200   $ 28,251   $ 28,663   $ 24,671  $ 21,024   $ 21,921
Expenses:
  Direct operating ..........................    15,667     13,798     12,878     12,984     13,045     11,733    10,422     10,938
  Regional sales and marketing ..............     3,176      2,501        370      2,402      4,906      3,567       493      2,704
  Product research and development ..........     1,108        989        997        916        907        867       807      1,045
  Selling, general and administrative             5,400      5,946      4,968      5,510      4,416      4,111     4,140      3,334
  Depreciation and amortization .............     6,394      6,483      6,763      6,635      6,018      6,021     5,786      5,588
                                               --------   --------   --------   --------   --------   --------  --------   --------
Income (loss) from continuing operations ....     3,431      1,528      1,224       (196)      (629)    (1,628)     (624)    (1,688)
Other expense, net ..........................    (1,862)    (1,873)    (1,899)    (1,992)    (1,669)    (1,682)   (1,434)    (2,187)
                                               --------   ---------  --------   --------   --------   --------  --------   --------
Income (loss) before discontinued
  operations and extraordinary item .........     1,569       (345)      (675)    (2,188)    (2,298)    (3,310)   (2,058)    (3,875)
Discontinued operations:
  Loss related to discontinued operations ...        --     (5,928)    (3,361)    (5,222)    (3,588)    (2,148)   (1,882)    (1,660)
Extraordinary item:
  Loss related to early retirement of debt ..        --         --         --         --         --         --        --     (2,507)
                                               --------   --------   --------   --------   --------   --------  --------   --------
Net income (loss) ...........................  $  1,569   $ (6,273)  $ (4,036)  $ (7,410)  $ (5,886)  $ (5,458) $ (3,940)  $ (8,042)
                                               ========   ========   ========   ========   ========   ========  ========   ========


North American core business:
Number of new Coinstar units installed
  during the period .........................        70        193         95        413        359        337       430        495
Installed base of Coinstar units at
  end of period .............................     8,840      8,770      8,577      8,482      8,069      7,710     7,373      6,934
Average age of network for the period
  (months) ..................................      33.8       31.9       29.7       27.6       26.2       24.5      22.9       21.4
Number of regional markets ..................       124        123        123        122        118        110       106        104
Dollar value of coins processed .............  $389,208   $348,255   $303,799   $315,715   $320,655   $276,073  $235,594   $245,703
Revenue .....................................    34,652     31,029     27,130     28,107     28,546     24,576    20,972     21,871
Annualized revenue per average
  installed unit (1) ........................    15,737     14,406     12,696     13,565     14,495     13,091    11,740     13,041

Direct contribution (2) .....................    19,412     17,461     14,373     15,195     15,569     12,890    10,638     10,973
Direct contribution margin (%) ..............      56.0%      56.3%      53.0%      54.1%      54.5%      52.4%     50.7%      50.2%
Annualized direct contribution per
  average installed unit (1)(2) .............  $  8,816   $  8,102   $  6,747   $  7,333   $  7,906   $  6,866  $  5,955   $  6,543
Regional sales and marketing ................     3,000      2,535        377      2,402      4,906      3,567       493      2,756
Product research and development ............     1,083        945        915        886        825        804       751        919
Selling, general and administrative .........     4,958      5,685      4,942      4,789      4,281      3,993     4,077      3,172
EBITDA (3) ..................................    10,371      8,296      8,139      7,118      5,557      4,526     5,317      4,126
EBITDA margin (%) ...........................        30%        27%        30%        25%        19%        18%       25%        19%

____________

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

     Our future profitability and operating results remain uncertain. We cannot be certain that we will install a sufficient number of our Coinstar units or maintain existing levels of customer utilization to sustain the level of profitability that we achieved in the current quarter, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to obtain new agreements with potential retail partners for the installation of Coinstar units, the successful deployment and operation of our coin processing network and customer utilization of our service. Our future operating results will depend upon many other factors, including:

     .  the timing and number of new installations,

     .  the level of product and price competition,

     . the processing fee we charge consumers to use our service and the amount of our fee that we share with our retail partners,

     .  our success in expanding our network and managing our growth,

     . our ability to develop and market product enhancements and new products and the timing of such product enhancements,

     . our ability to successfully enter into and penetrate new international markets, such as the United Kingdom, and other selected foreign markets,

     .  activities of and acquisitions by competitors,

     .  the ability to control costs, and

     .  customer utilization at existing levels.


     We rely on one source of revenue. We have derived, and expect to derive for the foreseeable future, substantially all of our revenue from the operation of Coinstar coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to technological changes, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may be dependent on our ability to develop and commercialize new products and services. New products, services and enhancements may pose a variety of technical challenges and require us to enhance the capabilities of our network and attract additional qualified employees. The failure to develop and market new products, services or enhancements successfully could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

     There are many risks associated with doing business in international markets. We intend to continue increasing our deployment of Coinstar units in the United Kingdom. We have only recently begun our expansion in the United Kingdom and, accordingly, have limited experience in operating in international markets. We anticipate that our international operations will become increasingly significant to our business. International transactions pose a number of risks, including failure of customer acceptance, risks of regulatory delays or disapprovals with respect to our products and services, and competition from potential and current coin-counting businesses. Exposure to exchange rate risks, restrictions on the repatriation of funds, political instability, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors, difficulties in managing an organization spread over several countries, and weaker legal protection for intellectual property rights are risks that could seriously harm our business, financial condition, and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

     We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our senior executive officers who have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. Our inability to retain our executive officers or other necessary technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

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

     We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 28%, 11% and 11%, respectively, of our revenue in 2000. For the nine months ended September 30, 2001, these three chains accounted for approximately 26%, 13% and 11%, respectively, of our revenue. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.


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

     We have substantial indebtedness. As of September 30, 2001, we had outstanding indebtedness of $62.6 million, which included $61.0 million of our 13.0% senior subordinated discount notes due 2006 and our capital lease obligations. We will have debt service obligations of approximately $7.9 million per year until October 2006, when the principal amount of $61.0 million will be due. Our ability to continue to meet our debt service requirements will depend upon continuing to achieve significant and sustained growth in our expected operating cash flow, which will be affected by our success in implementing our business strategy, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. Accordingly, we cannot be certain as to whether we will continue to have sufficient resources to meet our debt service obligations. If we are unable to generate sufficient cash flow to service our indebtedness, we will have to reduce or delay planned capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. We cannot assure you that any of these strategies can be effected on satisfactory terms, if at all, particularly in light of our high levels of indebtedness. In addition, the extent to which we continue to have substantial indebtedness could have significant consequences which may materially limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

     We face competition. We face competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. In addition, we may face new competition as we seek to expand into international markets and develop new products, services and enhancements. Our ability to expand internationally may subject us to competition with banks that offer services competitive with ours and with manufacturers and other companies that have established or are seeking to establish coin-counting networks competitive to ours. Moreover, new products that we are developing, such as those involving pre-paid cards, will subject us to competition from companies with significantly greater technological and capital resources and experience.

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

     In addition to some of our employees who provide limited transportation services for our coin, we rely on third-party service providers for substantial support and service efforts. In particular, we contract with armored carriers and other third-party providers to arrange for pick-up, processing and deposit of coins. We generally contract with one transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up coin processing service in the event of sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

     We may be unable to adequately protect or enforce our patents and proprietary rights. Our future success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 18 U.S. patents and 11 international patents relevant to aspects of self-service coin processing. We also have additional patents pending in the United States and several foreign jurisdictions.

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

                           PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

     On June 21, 2001, we entered into a Securities Purchase Agreement with the minority stockholders of Meals.com pursuant to which we agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders for a purchase price of $1.0 million. The purchase price was paid in 52,656 shares of our common stock issued on July 18, 2001 and valued at $18.99 per share, the closing price of our common stock on June 8, 2001. Each of the recipients of the shares in the transaction was an accredited investor (as that term is defined in Regulation D adopted under the Securities Act of 1933, as amended (the "Securities Act") and the issuance of the shares was exempt from registration under Section 4(2) and Rule 506 of the Securities Act. These shares were subsequently registered for resale on a registration statement on Form S-3 that we filed on August 16, 2001 and the Securities and Exchange Commission declared effective on August 23, 2001.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on August 10, 2001, the following actions were taken:

     1.  Election of Directors

                                                     For               Withheld
                                                     ---               --------
         Frances M. Conley                        18,596,187            182,396
         Keith D. Grinstein                       18,596,187            182,396
         Robert B. Woodard                        18,596,187            182,396

     2. To ratify the selection of Deloitte & Touche LLP as Independent Auditors of Coinstar for the fiscal year ending December 31, 2001.

                 For             Against           Abstain
                 ---             -------           -------
              17,592,919         1,098,805          86,859

     3. To approve the amendment to Coinstar's employee stock purchase plan to increase the number of authorized shares under the plan from 400,000 to 600,000 shares.

                 For             Against           Abstain             Not Voted
                 ---             -------           -------             ---------
              18,592,345         181,639            3,949                 650

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit
    Number  Description of Document
    ------  -----------------------
     3.1 Amended and Restated Certificate of Incorporation of the Registrant. /(1)/
     3.2    Amended and Restated Bylaws of the Registrant. /(1)/
     10.1 Employment Agreement between Dave Cole and the Registrant dated October 3, 2001.

(b) Reports on Form 8-K:

None.

________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Coinstar, Inc.
                                 (registrant)

                                 By:       /s/ Diane L. Renihan
                                    --------------------------------------------
                                                Diane L. Renihan
                                             Chief Financial Officer
                                                November 13, 2001

                                  Exhibit Index

   Exhibit
   Number   Description of Document
   ------   -----------------------
    3.1     Amended and Restated Certificate of Incorporation of the Registrant.
            /(1)/
    3.2     Amended and Restated Bylaws of the Registrant. /(1)/
    10.1    Employment Agreement between Dave Cole and the Registrant dated
            October 3, 2001.

________________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).