Form 10-K405
period 2001-12-31
COINSTAR INC
filed 2002-03-28
CIK 941604

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES ACT OF 1934

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                        Common Stock, $0.001 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on March 15, 2002 as reported on the NASDAQ National Market, was approximately $458,719,000. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at March 15, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of March 15, 2002, there were 21,685,541 shares of the registrant's Common Stock outstanding.

================================================================================

                                   FORM 10-K
                                     Index

PART I
 Item 1.  Business.................................................................. Page 3
 Item 2.  Properties................................................................ Page 14
 Item 3.  Legal Proceedings......................................................... Page 14
 Item 4.  Submission of Matters to a Vote of Security Holders....................... Page 14

PART II
 Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters.. Page 15
 Item 6.  Selected Financial and Other Data......................................... Page 16
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations................................................................ Page 18
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk................ Page 27
 Item 8.  Financial Statements and Supplementary Data............................... Page 27
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure................................................................ Page 27

PART III
 Item 10. Directors and Executive Officers of the Registrant........................ Page 28
 Item 11. Executive Compensation.................................................... Page 31
 Item 12. Security Ownership of Certain Beneficial Owners and Management............ Page 36
 Item 13. Certain Relationships and Related Transactions............................ Page 37

PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......... Page 38

SIGNATURES.......................................................................... Page 40

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

Summary

   We were incorporated in the state of Delaware on October 12, 1993. We own and operate the only nationwide fully-automated network of self-service coin-counting machines installed in supermarkets across the United States and in Canada. We have relationships with 19 of the 20 largest supermarket chains (excluding mass merchandisers) in the United States, a well-trained field service organization and a sophisticated, highly secure and scalable two-way, wide-area communications network. We consider our United States and Canada business our North American core business segment. Our other business segment is our United Kingdom operation, which we are developing to leverage the established platform of our core business. On May 1, 2001, we announced plans to rollout the Coinstar(R) coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd. and Sainsbury's Supermarkets Ltd., two of the three largest supermarket chains in the United Kingdom, to begin installing additional machines in their stores. To date, we have installed over 250 machines in the United Kingdom.

   In June 2001, we announced that we were taking steps to sell the assets of our Meals.com subsidiary in order to pursue an orderly wind-down of the business. In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com web site. All other operations of Meals.com ceased as of September 30, 2001.

   We launched our North American core business with the installation of the first Coinstar unit in 1993. Since inception, our core business has counted and processed more than 100 billion coins worth over $4.5 billion in more than 140 million customer transactions. With over 200 retail partners (including supermarket chains and independent operators), we currently operate more than 9,300 Coinstar units in 130 regional markets across North America. Our North American network of machines is installed in 46 states, the District of Columbia and in Canada.

   The Coinstar coin-counting unit, which is about the size of an ATM, is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. It accepts consumers' loose change and then prints out a voucher listing the total number of coins counted by denomination and dollar value, less our processing fee. Consumers may then apply the vouchers to their retail purchases or redeem the vouchers for cash. Our coin-counting service provides consumers with a convenient and reliable means of converting loose coins into spendable cash. Our service also benefits our retail partners by providing an additional source of revenue, increasing store traffic, promoting sales and reducing internal store coin handling expenses.

   Each Coinstar unit is powered by a Pentium(R) PC and is designed to operate as part of a scalable, two-way, wide-area communications network. Our sophisticated fully-automated network enables us to track each machine 24 hours a day and provides key financial data and operating statistics to our field service representatives, coin transportation partners, processing partners, banks and our headquarters for analysis and back-up.

   Our internal field service organization of approximately 250 technicians is linked to the Coinstar network, and each field service technician receives a report every morning via modem detailing which units in his or her technical service territory require maintenance or repair work. In addition, each technician receives real-time information throughout the day via wireless paging. The field service organization provides highly responsive service to our customers and retail partners by performing preventive maintenance and repair on each Coinstar unit enabling us to maintain a system-wide unit availability of 96.5% and 99.9996% accuracy.

   Our transportation partners are also linked to the Coinstar network and receive daily reports that detail which Coinstar units need to be emptied of accumulated change enabling dynamic route scheduling. The transportation partners pick up the accumulated change and deliver it to a commercial processing facility where the coins are sorted. The counts are then re-verified and checked against the Coinstar network's unit count to ensure accuracy. When the verification process is complete, the coins are deposited in the local bank. A wire is sent to the supermarket retailer for 91.1% of the coin value (as reimbursement for cash paid to the consumer) and the remaining 8.9% of the coin value is wired to our core business' operating bank account. On a quarterly basis, we pay 1.0% of the coin value to the supermarket retailer as revenue sharing.

Financial Information about Industry Segments

   See Note 14 to our consolidated financial statements for a summary of net revenue from unaffiliated customers, operating earnings from continuing operations and identifiable assets attributable to our business segments for fiscal years ended 2001, 2000 and 1999.

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

Growth Strategy

   Our objective is to drive trial and repeat usage of the Coinstar service, both in North America and in the United Kingdom, and to develop new, value-added products and services that can be delivered through the Coinstar network. Key elements of our growth strategy include:

   Increasing consumer use of our coin-counting service. In October 2001, we commissioned NFO WorldGroup, an independent research company, to perform a study regarding customer awareness and usage of our machines. This study indicated that we have low market penetration as only approximately 15% of the people living in markets where Coinstar machines have been installed for 12 months or more have tried our service. However, we enjoy high repeat usage of the Coinstar service. According to an earlier study performed by NFO WorldGroup in January 2001, 78% of people who have tried our service indicate the likelihood to use it again. We believe that through effective marketing we can build greater awareness of our service that will drive repeat usage to create recurring revenue streams and enhance the revenue growth of our coin recycling business.

   Expanding the North American core Coinstar network. We plan to selectively expand our presence in high traffic supermarkets as our primary retail location because of the prevalence of large regional chains, geographic concentration of stores and recurring consumer traffic. We believe an opportunity exists to increase the number of Coinstar units installed through increased penetration of existing retail partner stores as well as by entering into contracts with new partners. Supermarkets offer a large market of potential consumers, a convenient location for multiple consumer visits and opportunities for large-scale deployments.

   In addition to targeting high traffic supermarkets, we are beginning to consider ways to reduce the cost to service our Coinstar machines and/or the cost structure of unit production to allow us to profitably penetrate new geographic opportunities and new distribution formats, such as high traffic drug stores, convenience stores and mass merchandisers. If we are successful in creating new business models with reduced cost structures and can make the unit economics more attractive in new markets and new distribution formats, we may be able to significantly expand our viable universe of installations in high traffic supermarkets beyond the 11,000 to 15,000 unit universe we initially considered. There can be no assurance, however, that any of the proposed new business models will result in expansion of our viable universe.

   Leveraging the North American core's platform in the United Kingdom. We are continuing to expand in the United Kingdom. To date, we have installed over 250 Coinstar units in Sainsbury's Supermarkets Ltd and ASDA Stores Ltd and, on a pilot basis, in Tesco Stores Ltd. These retailers represent the three largest grocery retailers in the United Kingdom. We believe the United Kingdom offers an attractive market opportunity given the higher coin value of British currencies and similar customer profiles to the United States. We estimate that approximately 1,000 of these supermarket locations are viable primary retail locations, and believe that we will achieve breakeven EBITDA (defined as earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense and other income/expense) with approximately 450 to 500 units installed.

   Leveraging our existing network of over 9,300 machines in North America, our core relationships and prime retail locations to provide value-added new products and services to consumers and our retail partners. Our network of over 9,300 machines, our relationships with leading supermarket chains and our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners and create additional revenue streams independent of coin counting. We envision the Coinstar unit as the touch-point for a range of consumer products and services. For example, we are currently testing a MasterCard branded prepaid cash card concept on 52 Coinstar machines. If the business model proves successful, we may begin a rollout by the end of 2002. There can be no assurance, however, that this business model will prove successful thereby justifying a full-scale rollout.

The Coinstar Network

Coinstar Unit

   Our coin processing unit is comprised of a coin input and cleaning process, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. Our Coinstar unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. The coin counting system in our Coinstar unit detects and removes foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. Our proprietary technology has enabled our coin processing units to be available to customers 96.5% of the time. In the event of any malfunction, our units have a telephone handset so our retail partners can connect directly to our customer service center using a toll free number.

Intelligent Communications and Information Systems

   Our Coinstar units are controlled by an internal computer that runs a multi-tasking operating system and are designed to operate as part of a scalable, two-way, wide-area communications network. In addition to controlling and coordinating coin sorting and other functions, the computer electronically records nearly all unit operations. For each coin counting and processing transaction, the unit produces a unique transaction number, records the dollar amount, time and duration of the transaction and identifies the number of each type of coin processed and the number of rejected coins. Our network allows Coinstar units to transmit these key financial data and operating statistics to our headquarters for analysis and backup. We use this information to accurately track unit coin flow and operating performance, enabling us to schedule just-in-time coin pick-ups, provide unit service and perform essential accounting and reporting functions. In addition, this network enables us to configure and update the units remotely with a variety of operational and marketing data. The network and associated features provide the following key benefits:

  .  Downloadable Information, Software Programs and Systems
     Enhancements. With a scalable, two-way, wide-area communications network, we can send customized information to each Coinstar unit including store specific advertising, on-screen promotions and coupons. In addition, our network enables us to download new versions of application and operating system software to Coinstar units. This ability to perform multiple functions remotely eliminates costly on-site visits and lowers our per unit operating costs.

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

  . Financial Reporting and Reconciliation. We receive financial data and operating statistics through the network on a daily basis. The financial and accounting information is reconciled with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy, speed and control of each deposit. In addition, our retail partners automatically receive timely facsimile or email reports generated by the network detailing information such as transaction volumes and deposits made for each store.

  . Automated Tracking of Coin Collection, Processing and Deposits. Our two-way, wide-area communications network is securely linked using sophisticated networking equipment that enables us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

  . Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our installation of Coinstar units. The components of the Coinstar network that reside at headquarters operate on widely available personal computers with certain reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors, allowing for efficient and effective communication between our employees, supermarket partners and armored car carriers.

Field Service Organization

   We have retained a field service organization comprised of approximately 250 dedicated field service employees, supporting personnel as well as third party providers. Our field service organization provides responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repairs. Key components of the field service organization include:

  . Field Service Personnel. In all our markets, our field service employees have the primary direct contact with our consumers and retail partners. Each field service team member is connected to our two-way, wide-area communications network by laptop computer, mobile phone and pager. Each Coinstar unit provides specific service information to the responsible field service employee by directly paging the employee with current operating information based on a series of predetermined performance criteria.

  . Transportation and Processing Services. Some of our employees provide limited transportation services for our coin; however, we primarily contract with third parties to transport and process coin deposited in

     Coinstar units. We believe the use of these contracted resources allows growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning the Coinstar unit, transporting the coins for processing at the coin processing facilities and depositing the coins to our local depository. We have an automated tracking system for tracking each deposit to each retail partner's account, as well as our bank account.

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

Key Benefits of the Coinstar Network to Our Retail Partners

   Our retail partner marketing strategy is to significantly increase our penetration with existing leading retail partners as well as to establish relationships with new leading retail partners in the largest metropolitan areas in the United States. We highlight the benefits of our service, which include:

  . Increased Revenues to our Partners. We provide our retail partners an additional source of revenue through the sharing of 1.0% of the processed coin value to our supermarket retailer, defined as revenue sharing.

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

  . Promotes Sales. The January 2001 research study by NFO WorldGroup also found that Coinstar units promote incremental sales for retailers by adding new disposable income in shoppers' hands. This study indicated that forty percent of Coinstar users spend part or all of their cash voucher in the store. Consumers often view their coin jars as "found money" and retailers enjoy access to this additional disposable income.

  . Reduces Internal Coin Handling Expenses. We offer our retail partners the ability to process and count their coins without any processing fee subject to certain restrictions, such as day of the week. We believe that this service reduces our retail partners' internal coin handling expenses and losses.

Our Marketing Strategy

   Our marketing strategy includes promoting consumer trials of the Coinstar unit through commercial media, such as selective television and radio advertising, national and local promotions and through our Coins that Count(R) program. We are conducting national promotions that increase usage and awareness while delivering additional value and products to consumers in a retail environment. For example, during 2001 we ran national promotions with Warner Home Video and Disney Radio. We also sponsored our own promotion, "Win Free Groceries for a Year". These types of national promotions through which the customer receives something in return if they utilize the Coinstar machine help drive increased traffic to the Coinstar machine and attract new consumers. On a local basis, we work closely with our retail supermarket partners to market to their existing customer base. This includes communication through advertising media already used by our partners, such as cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers and development of local market promotions.

   We are also building awareness and attracting new customers by offering the opportunity to donate coins to non-profit organizations through a cause-marketing program called Coins that Count. We began the Coins that

Count cause-marketing program in May 1997, which in part, supports our philanthropic mission. This philanthropic service provides consumers with a simple means for making tax-deductible donations. Instead of receiving vouchers to be redeemed at the retail partner's checkout counter, consumers receive printed receipts evidencing the value of their donations. A customer who makes a donation through the Coins that Count program receives a receipt for the coins deposited, which is fully tax deductible, and the non-profit organization receives 92.5% of the total funds, which is one of the highest pass-through rates for non-profit organizations. In 1998, we began a national relationship with the U.S. Fund for UNICEF as the designated coin processor for their annual Trick or Treat for Unicef program. During 2000, we initiated a relationship with the American Red Cross whereby the Coinstar network helps raise money for Red Cross disaster relief. In 2001, we began a national relationship with the Leukemia and Lymphoma Society. We also work closely with our supermarket partners to support numerous other local and regional non-profit organizations.

   We continue to test new marketing tactics in order to increase efficiency of spending. We plan to continue to use effective promotional opportunities in new markets and in the expansion of existing markets with new and existing retail partners. In addition to promoting our service in supermarkets, we are also beginning to consider other business opportunities that will allow us to partner with non-supermarket and other retailers while maintaining existing levels of profitability through increased efficiencies.

   The Coinstar unit is generally located near the primary entrance areas of our retail partners and in clear view of the checkout counters or service centers. We are continually looking at machine design improvements and increasing the use of sound and animation to attract consumers and stimulate trials and repeat use.

Product Research and Development

   Since inception, we have focused our research and development efforts on developing and enhancing our operating system and support network for continued expansion of our network and addition of value-added services. As of December 31, 2001, we employed over 50 software engineers, information technology specialists and other professional staff in these efforts. We also contract with a number of specialized outside consultants for additional services.

Manufacturing and Supply

   Coinstar units are assembled by two contract manufacturers: NPI Plus and DNE Manufacturing & Service Company ("DNE"). NPI Plus, a division of Plexus Corporation, is located in Redmond, Washington and DNE is located in Wallingford, Connecticut. Both are manufacturing facilities that utilize several sub-suppliers to provide components and subassemblies. Each Coinstar unit is manufactured to our proprietary designs and specifications. We own all designs, documentation, tooling, specialized fixtures and test equipment. Our contract manufacturers inspect and test each unit for quality assurance prior to shipment. The use of contract manufacturers has several advantages including decreasing capital investment in property, plant and equipment, the ability to leverage contract manufacturers' purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers' broad technical and process expertise.

Proprietary Rights

   We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors.

   We have made several technological advances relating to self-service coin processing that we believe are important to the successful operation of the Coinstar unit in a self-service environment. These advancements are implemented both mechanically and through our wide-area network software. These technologies enable the Coinstar unit to operate effectively in light of moisture, dust, lint, dirt, paper, paper clips and other debris with infrequent clogging or malfunctioning. In addition, these technologies enhance the coin discrimination capability of the Coinstar unit to significantly reduce the possibility of miscount or a fraudulent coin going undetected. Since October 1996, Coinstar has received 18 United States patents and 14 international patents relating to aspects of self-service coin processing.

Competition

   We are the first and only company to own and operate a national network of self-service coin processing machines. We believe that our key competitive advantages include our technology and expertise developed over the past ten years, the nationwide Coinstar network, our dedicated field service organization, the strong relationships we have with a majority of the leading supermarket chains in the United States and in the United Kingdom and our proven ability to execute our rollout strategy. We face competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. We compete indirectly with manufacturers of devices that enable consumers to count or sort coins themselves, and we also compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

Employees

   As of December 31, 2001, we employed 467 full-time employees and 54 part-time employees. Our employees are not represented by a union and management believes our employee relations are good.

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

   Our ability to maintain sustained profitability remains uncertain. On a consolidated basis, we achieved net income from continuing operations of $1.7 million for the year ended December 31, 2001. We cannot be certain that we will maintain existing levels of customer utilization to sustain the level of profitability that we achieved in 2001, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to continue to drive new and repeat customer utilization of our service. Our future operating results also will depend upon many other factors, including:

  . our ability to develop and successfully commercialize product enhancements and new products and the timing of such product enhancements and new products,

  .  the level of product and price competition,

  . the processing fee we charge consumers to use our service and the amount of our fee that we share with our retail partners,

  .  our success in expanding our network and managing our growth,

  .  the successful deployment and operation of our coin processing network,

  .  our ability to control costs, and

  .  activities of and acquisitions by competitors.

   We rely on one source of revenue. We have derived, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to technological changes, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may be dependent on our ability to develop and commercialize new products and services. The development and successful commercialization of new products, services and enhancements pose a variety of technical challenges requiring us to enhance the capabilities of our network and hire additional qualified employees. Furthermore, as demonstrated by our strategic alliance with DataWave and Standard Federal Bank in connection with the testing of our pre-paid MasterCard product, we may need to enter into relationships with third parties to assist in the development and commercialization of new products and enhancements and there can be no assurance that such relationships can be established or if once established they will prove successful.

   Our business is dependent on maintaining our retail partner relationships which are highly concentrated. The success of our business depends on the willingness of potential retail partners, primarily supermarkets, to agree to installation of Coinstar units in their stores and to the continued retention of those units. We must continue to demonstrate that our Coinstar units provide a benefit to our retail partners to ensure that such partners do not request deinstallation of units or develop or purchase their own coin-counting system.

   We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 25%, 13% and 11%, respectively, of our revenue in 2001. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

   We depend upon key personnel and need to hire additional personnel. Our performance is substantially dependent on the continued services of our senior executive officers, some of whom have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to recruit, retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. Any inability to retain our executive officers or other essential technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

   Our stock price has been and may continue to be volatile. Our stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

  .  operating results below market expectations,

  .  trends and fluctuations in the use of our Coinstar units,

  . changes in, or our failure to meet, financial estimates by securities analysts,

  .  period-to-period fluctuations in our financial results,

  . announcements of technological innovations or new products or services by us or our competitors,

  .  the termination of one or more retail partner relationships,

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

   There are many risks associated with doing business in the United
Kingdom. We intend to increase our deployment of Coinstar units in the United Kingdom. We have only recently begun our expansion in the United Kingdom and, accordingly, have limited experience operating in that location. Exposure to exchange rate risks, restrictions on the repatriation of funds, political instability, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors, difficulties in managing an organization that is not based in the United States and weaker legal protection for intellectual property rights are risks that could seriously harm the development of our business in the United Kingdom.

   We have substantial indebtedness. As of December 31, 2001, we had outstanding indebtedness of $62.6 million which included senior subordinated discount notes, revolving line of credit and our lease obligations. Of this amount, $61.0 million is related to our senior subordinated discount notes. On January 3, 2002, we repurchased $10.0 million principal amount of these notes and on March 15, 2002, we repurchased an additional $15.0 million principal amount with our $15.0 million term loan with Comerica Bank (formerly Imperial
Bank). Our annual debt service on the senior subordinated discount notes will be approximately $4.7 million per year through October 2006 at which time the remaining principal of $36.0 million plus accrued interest will be due. Our annual debt service on the Comerica term loan, at the current prime rate, will be approximately $800,000 per year through December 4, 2006 at which time the principal amount of $15.0 million plus accrued interest will be due. Our ability to continue to meet our debt service requirements will depend upon continuing to achieve significant and sustained growth in our expected operating cash flow, which will be affected by customer usage, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. The extent to which we continue to have substantial indebtedness could have significant consequences which may limit our ability to obtain additional financing in the future for working capital, capital expenditures, product research and development, acquisitions and other general corporate purposes. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our high degree of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

   We face competition. We face competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. In addition, we may face new competition as we seek to develop new products, services and enhancements. Moreover, new products that we are developing, such as those involving pre-paid cards, may subject us to competition from companies with significantly greater marketing, technological and capital resources and experience.

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

   We depend upon third-party manufacturers, service providers and suppliers. We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to continue to expand our installed base both domestically and internationally and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, in reality they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

   We obtain some key hardware components used in the Coinstar units from only two suppliers. We cannot be certain that we will be able to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

   We may be unable to adequately protect or enforce our patents and proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 18 U.S. patents and 14 international patents relevant to aspects of self-service coin processing. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

   We cannot assure you that any of our patents will be held valid if challenged, that any pending patent applications will be issued, or that other parties will not claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection to our technologies. Further, our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.

   Since many patent applications in the United States are not publicly disclosed until the patent issues, others may have filed applications, which, if issued as patents, could cover our products. Accordingly, we cannot be certain that others will not assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets or that such claims will not be successful. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. We cannot assure you that we could obtain necessary licenses from others at a reasonable cost or at all. We are engaged in discussions with a former supplier, ScanCoin, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property.

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

   Defects or lack of confidence in, or failures of our operating system could harm our business. We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. The accuracy of the coin counting functionality of our machines is important to our customers; the failure to maintain customer confidence in our technology and systems, could have a material adverse impact on our results of operations. Each Coinstar unit is designed to store all data collected, thereby helping to ensure that critical data is not lost due to an operating systems failure, our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data would seriously harm our operations.

   We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Although such disruptions have not had a material effect on our operations, future upgrades or improvements could result in delays or disruptions that would seriously harm our operations.

   We rely on a long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, any breach of security whether intentional or from a computer virus could seriously harm us. Any service disruptions, either due to errors or delays in our software or computing systems or interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

Item 2. Properties.

   Our principal administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires in August 2004. We also lease a 10,196 square foot facility in Bellevue, Washington, under an agreement that expires in March 2002 as well as an 8,909 square foot facility in Bellevue, Washington, under an agreement that expires in July 2005. Both of these spaces were occupied by our subsidiary, Meals.com, and are vacant as a result of the wind-down of Meals.com. We do not intend to renew the lease for the 10,196 square foot facility that expires in March 2002.

Item 3. Legal Proceedings.

   We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

                                                                   High   Low
                                                                  ------ ------
Fiscal 2000:
       First Quarter............................................. $14.50 $ 9.00
       Second Quarter............................................  12.69   6.69
       Third Quarter.............................................  13.56   9.22
       Fourth Quarter............................................  16.75  10.00

Fiscal 2001:
       First Quarter............................................. $20.25 $12.50
       Second Quarter............................................  22.25  14.75
       Third Quarter.............................................  26.51  15.01
       Fourth Quarter............................................  25.80  17.55

   The last reported sale price of our common stock on the Nasdaq National Market on March 15, 2002 was $31.20 per share.

Holders

   As of March 15, 2002, there were 124 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

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

Item 6.  Selected Financial and Other Data.

   The following selected financial data is qualified by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                         Year Ended December 31,
                                                         -----------------------------------------------------
                                                            2001        2000       1999      1998       1997
                                                         ----------  ----------  --------  --------   --------
                                                           (Dollars and shares in thousands, except per share,
                                                                     per unit data and where noted)
Consolidated Statements of Operations:
Revenue................................................. $  129,352  $  102,609  $ 77,688  $ 47,674   $ 25,007
Expenses:
  Direct operating......................................     58,072      48,184    38,836    26,565     17,899
  Regional sales and marketing..........................      9,188      11,368     6,279     3,778      3,088
  Product research and development......................      4,162       3,497     4,892     4,744      6,362
  Selling, general and administrative...................     22,245      18,177    13,542    14,112     11,079
  Depreciation and amortization.........................     26,349      24,460    20,267    13,237      8,679
                                                         ----------  ----------  --------  --------   --------
Income (loss) from continuing operations................      9,336      (3,077)   (6,128)  (14,762)   (22,100)
Other income (expense)
  Interest income.......................................        767       1,482     2,350     1,367      2,329
  Interest expense......................................     (8,302)     (8,517)  (11,165)  (10,817)    (9,822)
  Other income (expense)................................        (60)        258      (768)      240         --
                                                         ----------  ----------  --------  --------   --------
Income (loss) from continuing operations................      1,741      (9,854)  (15,711)  (23,972)   (29,593)
Discontinued operations:
  Loss related to discontinued operations...............     (9,127)    (12,840)   (2,412)       --         --
Extraordinary item:
  Loss related to early retirement of debt..............         --          --    (3,250)       --         --
                                                         ----------  ----------  --------  --------   --------
Net loss................................................ $   (7,386) $  (22,694) $(21,373) $(23,972)  $(29,593)
                                                         ==========  ==========  ========  ========   ========
Net income (loss) per share:
  Basic:
   Continuing operations(1)............................. $     0.08  $    (0.49) $  (0.86) $  (1.58)  $  (3.81)
   Discontinued operations(1)...........................      (0.43)      (0.63)    (0.16)       --         --
   Extraordinary loss(1)................................         --          --     (0.18)       --         --
                                                         ----------  ----------  --------  --------   --------
    Net loss per share(1)............................... $    (0.35) $    (1.12) $  (1.20) $  (1.58)  $  (3.81)
                                                         ==========  ==========  ========  ========   ========
  Diluted:
   Continuing operations(1)............................. $     0.08  $    (0.49) $  (0.86) $  (1.58)  $  (3.81)
   Discontinued operations(1)...........................      (0.42)      (0.63)    (0.16)       --         --
   Extraordinary loss(1)................................         --          --     (0.18)       --         --
                                                         ----------  ----------  --------  --------   --------
    Net loss per share(1)............................... $    (0.34) $    (1.12) $  (1.20) $  (1.58)  $  (3.81)
                                                         ==========  ==========  ========  ========   ========

Selected Operating Data--North American core business:
Number of new Coinstar units installed during the period        845       1,539     2,130     1,609      1,703
Installed base of Coinstar units at end of the period...      9,327       8,482     6,943     4,813      3,204
Average age of network for the period (months)..........       32.7        25.3      20.1      15.5       10.0
Number of regional markets..............................        130         122       104        85         66
Dollar value of coins processed......................... $1,434,448  $1,148,037  $871,517  $623,258   $332,526
Revenue................................................. $  127,816  $  102,201  $ 77,575  $ 47,674   $ 25,007
Revenue per average installed unit(2)...................     14,575      13,151    13,133    11,942     10,709
Direct contribution(3)..................................     71,214      54,292    38,878    21,015      7,108
Direct contribution margin(%)...........................       55.7%       53.1%     50.1%     44.1%      28.4%
Direct contribution per average installed unit(2)(3).... $    8,115  $    7,004  $  6,588  $  5,285   $  3,044
Regional sales and marketing............................      8,770      11,368     6,381     3,778      3,088
Product research and development........................      3,962       3,266     4,179     4,744      6,362
Selling, general and administrative.....................     21,171      17,140    12,647    13,433     11,079
EBITDA(4)...............................................     37,311      22,518    15,671      (940)   (13,421)
EBITDA margin(%)........................................       29.2%       22.0%     20.2%     (2.0)%    (53.7)%

International--United Kingdom business:
International revenue................................... $    1,645  $      408  $    113  $     --   $     --
International operating expenses(5).....................      3,052       1,352     1,327       585         --

                                                       2001     2000     1999     1998      1997
                                                     -------- -------- -------- --------  --------
Consolidated Balance Sheet Data:(6)
Cash, cash equivalents and short-term investments(7) $105,935 $ 70,684 $ 87,991 $ 41,871  $ 56,803
Total assets........................................  171,187  156,037  162,443   98,833   103,546
Total debt, including current portion...............   62,643   62,735   61,831   88,056    78,945
Paid in capital.....................................  171,059  161,339  159,053   62,372    61,553
Total stockholders' equity (deficit)................   37,227   34,842   55,267  (20,039)    3,109

---------------------
(1) See Note 11 to Financial Statements for an explanation of the determination of the number of shares used in computing loss per share information, basic and diluted.

(2) Based on actual yearly results divided by the monthly averages of units in operation over the applicable period.

(3) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or as an alternative to gross margin, income (loss) from operations, net income (loss) or any other measure of performance under GAAP.

(4) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

(5) International operating expenses exclude depreciation and amortization charges and represent the costs incurred by our international subsidiary, Coinstar UK Ltd., located in the United Kingdom.

(6) Excludes balances related to Meals.com, as the operations were discontinued during 2001. See Note 6 to Financial Statements.

(7) Cash, cash equivalents and short-term investments include funds in transit of $53.7 million, $42.6 million, $31.4 million and $23.0 million at December 31, 2001, 2000, 1999 and 1998, respectively, which represent amounts in transit to our supermarket partners that are being processed by armored car carriers or residing in Coinstar units. Funds in transit during 1997 are not significant.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Risk Factors", and those discussed elsewhere in this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

   On May 1, 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury's Supermarkets Ltd to begin installing additional machines in their stores. To date, we have installed over 250 machines in the United Kingdom and have installed approximately 60 machines in Canada.

   In June 2001, we announced that we were taking steps to sell the assets of our Meals.com subsidiary in order to pursue an orderly wind-down of the business. In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com web site. All other operations of Meals.com ceased as of September 30, 2001.

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

   Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. In 2000, we devoted significant resources and capital to develop and market the Meals.com products and services, which we discontinued in June 2001. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $133.9 million as of December 31, 2001. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service and to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. We envision the Coinstar unit as the touch-point for a range of consumer products and services and are currently testing a MasterCard branded prepaid cash card concept on 52 Coinstar machines. If the business model proves successful, we may begin a rollout by the end of 2002. There can be no assurance, however, that this business model will prove successful and justify a full-scale rollout.

   We believe that our future coin counting revenue growth, operating margin gains and profitability will be dependent upon an increase in customer usage, the penetration of our installed base with retail partners in existing markets, expansion and penetration of installations in new geographies and distribution formats, and successful ongoing marketing and promotional activities to sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any quarter are subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Critical Accounting Policies and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to property and equipment, stock based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Property and equipment: Property and equipment are depreciated over their useful lives based on the method disclosed in Note 2 of our consolidated financial statements. We have estimated the useful life of our Coinstar machines, and are depreciating the respective cost over a five-year period. We have determined a life of five years is appropriate based on our analysis that included a review of historical data and trends as well as other relevant factors. We will continue to evaluate the useful life of our Coinstar units, as well as our other property and equipment as necessary, and will determine the need to make changes when, and if, appropriate. Any changes to our estimated lives may cause actual results to differ based on different assumptions or conditions.

   Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Had compensation cost for our stock-based compensation been determined consistent with the method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, our net loss would have increased from $7.4 million to $12.1 million in 2001.

   Income taxes: We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future operating results and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

   Discontinued Operations: We have discontinued the operations of our subsidiary, Meals.com. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30").

   In accordance with APB No. 30, the disposal of our Meals.com business resulted in a loss of $3.4 million, which was recorded in the year ended December 31, 2001. Included in this amount is a $2.4 million loss primarily related to the write-down of assets as well as operating losses of $1.0 million resulting from the wind-down of the Meals.com business.

Results of Continuing Operations

   Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

   The following table shows revenue and expense as a percent of revenue for the last three years:

                                                 Year Ended December 31,
                                                 ---------------------
                                                  2001   2000    1999
                                                 -----   -----   -----
         Revenue................................ 100.0%  100.0 % 100.0 %
         Expenses:
            Direct operating....................  44.9    47.0    50.0
            Regional sales and marketing........   7.1    11.1     8.1
            Product research and development....   3.2     3.4     6.3
            Selling, general and administrative.  17.2    17.7    17.4
            Depreciation and amortization.......  20.4    23.8    26.1
                                                 -----   -----   -----
         Income (loss) from operations..........   7.2%   (3.0)%  (7.9)%

Years Ended December 31, 2001 and 2000

   Revenue

   Revenue increased to $129.4 million in 2001 from $102.6 million in 2000. The increase was due principally to an increase in the number and frequency of users, the increase in the number of Coinstar units in service during 2001 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 9,576 as of December 31, 2001 from 8,509 units as of December 31, 2000. The total dollar value of coins processed worldwide increased to $1.5 billion during 2001 from $1.2 billion in 2000.

   Direct Operating Expenses

   Direct operating expenses increased to $58.1 million in 2001 from $48.2 million in 2000. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 26.1% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, and increases in field service and machine refurbishment expenses related to our expansion into 16 new international and domestic regional markets during 2001. Direct operating expenses as a percentage of revenue decreased to 44.9% in the 2001 period from 47.0% in 2000. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in field service expenses as a percentage of revenue as we increased the number and density of our machines in our existing markets.

   Regional Sales and Marketing

   Regional sales and marketing expenses decreased to $9.2 million in 2001 from $11.4 million in 2000. The decrease in regional marketing expense was primarily the result of using a different allocation of advertising media in 2001 including a decreased level of television advertising and an increased level of radio advertising and national and local promotions. During 2001, we focused on advertising more efficiently by eliminating less productive markets from our general advertising campaigns. Regional sales and marketing as a percentage of revenue decreased to 7.1% in 2001 from 11.1% in 2000.

   Product Research and Development

   Product research and development expenses increased to $4.2 million in 2001 from $3.5 million in 2000. The increase in product research and development was due primarily to (i) compensation costs related to our ongoing efforts to enhance our existing coin processing system and, to a lesser degree, (ii) an increase in staffing levels related to research and development costs for developing incremental complementary new product ideas. Product research and development as a percentage of revenue decreased to 3.2% in 2001 from 3.4% in 2000.

   Selling, General and Administrative

   Selling, general and administrative expense increased to $22.2 million in 2001 from $18.2 million in 2000. The principal component of such expenses was
(i) increased compensation expenses and (ii) increased professional and administrative expenses related to professional fees and other general administrative costs associated with our ongoing operations. Selling, general and administrative expense as a percentage of revenue decreased to 17.2% in 2001 from 17.7% in 2000.

   Depreciation and Amortization

   Depreciation and amortization expense increased to $26.3 million in 2001 from $24.5 million in 2000. The increase was due primarily to the increase in the installed base of Coinstar units and certain capital upgrades and periodic replacements of certain machine components to existing Coinstar units. Depreciation and amortization as a percentage of revenue decreased to 20.4% in 2001 from 23.8% in 2000. The decrease in depreciation and amortization as a percentage of revenue was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

   Other Income and Expense

   Interest income decreased to $767,000 in 2001 from $1.5 million in 2000. The decrease in interest income was attributed to lower interest rates earned on investments in the twelve months ended December 31, 2001 than in the comparable period in the prior year.

   Interest expense decreased to $8.3 million in 2001 from $8.5 million in 2000. The decrease was attributed, in part, to a decrease in interest rates from 2000 as well as an adjustment recorded in 2000 following the amendment to our credit agreement with Comerica Bank (formerly Imperial Bank).

   Other income, net of other expense, was not significant in 2001. We generated other income of $258,000, net of other expense in 2000. Other income during 2000 was due primarily to subleasing our excess office space.

   Income (Loss) from Continuing Operations

   In 2001, income from continuing operations was $1.7 million compared to a loss from continuing operations of $9.9 million in 2000. Income from continuing operations was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar network.

Years Ended December 31, 2000 and 1999

   Revenue

   Revenue increased to $102.6 million in 2000 from $77.7 million in 1999. The increase was due principally to the increase in the number of Coinstar units in service during 2000 and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 8,509 as of December 31, 2000 from 6,952 units as of December 31, 1999. The total dollar value of coins processed worldwide increased to $1.2 billion during 2000 from $873.4 million in 1999.

   Direct Operating Expenses

   Direct operating expenses increased to $48.2 million in 2000 from $38.8 million in 1999. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 32.1% increase in revenue, an increase in coin pick-up and processing costs resulting from the increased dollar volumes processed during the year and the increase in field service expenses related to our expansion into 18 new regional markets during 2000. Direct operating expenses as a percentage of revenue decreased to 47.0% in the 2000 period from 50.0% in 1999. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

   Regional Sales and Marketing

   Regional sales and marketing expenses increased to $11.4 million in 2000 from $6.3 million in 1999. The increase in regional marketing expense was the result of an increased level of television advertising and other promotional activity. Regional sales and marketing as a percentage of revenue increased to 11.1% in 2000 from 8.1% in 1999.

   Product Research and Development

   Product research and development expenses decreased to $3.5 million in 2000 from $4.9 million in 1999. The decrease in product research and development was primarily due to lower headcount resulting in decreased compensation expense. Product research and development headcount was 20 in December 2000 compared with 27 in December 1999. Product research and development as a percentage of revenue decreased to 3.4% in 2000 from 6.3% in 1999.

   Selling, General and Administrative

   Selling, general and administrative expense increased to $18.2 million in 2000 from $13.5 million in 1999. The principal component of such expenses was increased staffing and compensation expense. In December 2000, our selling, general and administrative headcount was 157 compared with 133 in December 1999. Selling, general and administrative expense as a percentage of revenue increased to 17.7% in 2000 from 17.4% in 1999.

   Depreciation and Amortization

   Depreciation and amortization expense increased to $24.5 million in 2000 from $20.3 million in 1999. The increase was due primarily to the increase in the installed base of Coinstar units. Depreciation and amortization, as a percentage of revenue, decreased to 23.8% in 2000 from 26.1% in 1999. The decrease, as a percentage of revenue, was the result of a larger increase in coin processing volumes processed through the network (resulting in higher revenue) compared to a smaller increase in depreciation and amortization expense.

   Other Income and Expense

   Interest income decreased to $1.5 million in 2000 from $2.4 million in 1999. The decrease in interest income was attributable to a decrease in invested cash balances in 2000 following the $34.0 million repurchase of our senior subordinated discount notes in 1999.

   Interest expense decreased to $8.5 million in 2000 from $11.2 million in 1999 resulting from the repurchase of $34.0 million of our senior subordinated discount notes in 1999.

   We generated other income of $258,000 in 2000 due primarily to subleasing our excess office space. In September 2000, the sublessee vacated this excess office space.

   Income (Loss) from Continuing Operations

   Net loss from continuing operations decreased to $9.9 million in 2000 from $15.7 million in 1999. The decrease in the loss from continuing operations was a result of an improvement in the direct contribution margin from 50% in 1999 to 53% in 2000. In addition, the decrease in our net loss from continuing operations from 1999 to 2000 was the result of (i) an increase in the direct contribution margin of our core business in 2000 and (ii) a reduction in the rate of growth of expenses. These two factors reflect the improved operating leverage of our Coinstar network.

Income Taxes

   At December 31, 2001, 2000 and 1999, we had net deferred tax assets of approximately $53.6 million, $44.2 million and $35.2 million, respectively, resulting primarily from net operating loss and credit carryforwards available to offset future income tax obligations. Such federal carryforwards expire through 2020. Based upon our history of operating losses and expiration dates of the loss carryforwards, we have recorded a valuation allowance to the full extent of our net deferred tax assets.

Liquidity and Capital Resources

   As of December 31, 2001, we had cash and cash equivalents of $105.9 million and working capital of $35.7 million. Cash and cash equivalents include $53.7 million of funds in transit to our retail partners, this represents amounts owed to retail partners, which are being processed by armored car carriers, or residing in Coinstar units. Net cash provided by continuing operations was $45.4 million for the year ended December 31, 2001, compared to net cash provided by continuing operations of $25.4 million for 2000. The increase in cash provided by operating activities was primarily the result of an $11.6 million increase in our net income from continuing operations and by a $14.9 million increase in accrued liabilities. The increase in our accrued liabilities resulted primarily from increases in the amounts due to our partners as a result of higher coin volumes and to a lesser degree, an increase in accrued compensation and an increase in our liability to our transportation and coin processing partners.

   Net cash used in connection with investing activities from continuing operations for the year ended December 31, 2001 was $18.5 million compared to $14.5 million used in 2000. In 2000, cash used in connection with investing activities resulted primarily from purchases of Coinstar units of $23.3 million offset by cash generated by sales of marketable securities totaling $9.2 million. There were no sales of marketable securities in 2001. Capital expenditures during the year ended December 31, 2001 were $18.5 million compared with $23.3 million in the prior year. Capital expenditures decreased due to a decrease in Coinstar unit purchases during 2001. As we continue to selectively install new units nationwide in order to optimize our Coinstar network and increase our profitability, we expect the rate of installations to slow compared to historical levels.

   Net cash provided by financing activities from continued operations for the year ended December 31, 2001 was $7.5 million, which was the result of proceeds received from the exercise of stock options and employee stock purchases of $8.5 million offset by principal payments paid on capital lease obligations totaling $1.0 million. Net cash provided by financing activities for 2000 was $1.0 million, which was the result of proceeds received from the exercise of stock options and employee stock purchases of $1.8 million offset by principal payments paid on capital lease obligations.

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

   As of December 31, 2001, we had outstanding $61.0 million principal amount of our 13% senior subordinated discount notes. On January 3, 2002, we repurchased $10.0 million principal amount of these outstanding notes and on March 15, 2002, we repurchased an additional $15.0 million principal amount through the use of our $15.0 million term loan with Comerica Bank (formerly Imperial Bank). Our annual debt service on the senior subordinated discount notes will be approximately $4.7 million per year through October 2006 at which time the remaining principal of $36.0 million plus accrued interest will be due. Our annual debt service on the term loan with Comerica Bank will be approximately $800,000 per year through December 4, 2006 at which time the remaining principal of $15.0 million plus accrued interest will be due. The indenture governing the senior subordinated discount notes contains restrictive covenants that, among other restrictions, limit our ability to pay dividends or make other restricted payments, engage in transactions with affiliates, incur additional indebtedness, effect asset dispositions, or merge or sell substantially all our assets.

   As of December 31, 2001, we had a secured irrevocable letter of credit with a bank that totaled $5.5 million. This letter of credit, which expires on March 31, 2002, is available to collateralize certain obligations to third parties. As of December 31, 2001, no amounts were outstanding under this letter of credit agreement. In January 2002, we entered into an agreement to secure an additional irrevocable letter of credit for $3.3 million, which will expire on March 31, 2002 and is also available to collateralize certain obligations to third parties.

   On February 19, 1999, we entered into a credit agreement with Comerica Bank, for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. On September 26, 2000, we amended the credit agreement to release Bank Austria from its obligations under the credit agreement and to release us from our obligation to maintain minimum deposits with Comerica Bank. On December 21, 2001 we amended the credit agreement to increase the credit facility and on February 22, 2002, we amended the credit agreement to modify certain existing covenants. The amended credit agreement provides for a credit facility of up to $25.0 million, consisting of a revolving loan of $10.0 million and a term loan of $15.0 million. The maturity date of the revolving loan, as amended, is October 15, 2003. The maturity date of the term loan is December 4, 2006. If, however, the revolving loan is not renewed, the term loan becomes payable when the revolving loan matures. As of March 15, 2002, we have drawn $15.0 million on the term loan and have borrowed $500,000 on the revolving line of credit.

   In connection with the February 19, 1999 credit agreement, we issued to each of the lenders a warrant to purchase 51,326 shares of our common stock. The exercise price for the warrants, which would have expired on February 19, 2009, is $12.177 per share. The value of these warrants are recorded as contributed capital and represent discounts, which are being amortized ratably over the term of the related debt. In February and September 2001, the lenders net exercised their warrants to purchase 18,963 and 17,992 shares, respectively, of our common stock.

   The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2001:

Contractual Obligations                           Payments Due by Period
-----------------------                 ------------------------------------------
                                                Less than 1 1 - 3   4 - 5  After 5
As of December 31, 2001                  Total     year     years   years   years
-----------------------                 ------- ----------- ------ ------- -------
                                                      (in thousands)
Long-term debt......................... $61,480   $   --    $  500 $60,980   $--
Capital lease obligations..............   1,821    1,015       806      --    --
Operating leases.......................   3,072    1,189     1,883      --    --
                                        -------   ------    ------ -------   ---
Total contractual cash obligations..... $66,373   $2,204    $3,189 $60,980   $--
                                        =======   ======    ====== =======   ===

Other Commercial Commitments                 Amount of Commitment Expiration Per Period
----------------------------                 ------------------------------------------
                                                        Less than 1 1 - 3 4 - 5 After 5
As of December 31, 2001                       Total        year     years years  years
-----------------------                      ------     ----------- ----- ----- -------
                                                           (in thousands)
Lines of credit............................. $   --       $   --     $--   $--    $--
Letters of credit...........................  5,500        5,500      --    --     --
Guarantees..................................     --           --      --    --     --
                                             ------       ------     ---   ---    ---
Total commercial commitments................ $5,500       $5,500     $--   $--    $--
                                             ======       ======     ===   ===    ===

   On March 3, 1999, we acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts and web site content. In consideration of the purchase, we issued 25,000 common stock warrants at an exercise price of $15.63 per warrant, which expire on March 2, 2004.

   We believe existing cash equivalents, short-term investments and amounts available to us under our credit agreement with Comerica Bank will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing we need will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs will increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the type and scope of service enhancements, our expansion into the United Kingdom and the cost of developing potential new product and service offerings and product and service enhancements.

Quarterly Financial Results

   Our quarterly financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations.

   The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

                                                                             Three month periods ended
                                                  ------------------------------------------------------------------------------
                                                  Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,  March 31,
                                                    2001      2001      2001      2001      2000      2000      2000      2000
                                                  --------  --------- --------  --------- --------  --------- --------  ---------
                                                                    (Dollars in thousands except per unit data)

Consolidated Statements of Operations:
Revenue.......................................... $ 35,731  $ 35,176  $ 31,245  $ 27,200  $ 28,251  $ 28,663  $ 24,671  $ 21,024
Expenses:
  Direct operating...............................   15,729    15,667    13,798    12,878    12,984    13,045    11,733    10,422
  Regional sales and marketing...................    3,141     3,176     2,501       370     2,402     4,906     3,567       493
  Product research and development...............    1,068     1,108       989       997       916       907       867       807
  Selling, general and administrative............    5,931     5,400     5,946     4,968     5,510     4,416     4,111     4,140
  Depreciation and amortization..................    6,709     6,394     6,483     6,763     6,635     6,018     6,021     5,786
                                                  --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) from operations....................    3,153     3,431     1,528     1,224      (196)     (629)   (1,628)     (624)
Other expense, net...............................   (1,961)   (1,862)   (1,873)   (1,899)   (1,992)   (1,669)   (1,682)   (1,434)
                                                  --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss) from continuing
 operations......................................    1,192     1,569      (345)     (675)   (2,188)   (2,298)   (3,310)   (2,058)
Discontinued operations:
  Loss related to discontinued operations........      162        --    (5,928)   (3,361)   (5,222)   (3,588)   (2,148)   (1,882)
                                                  --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)................................ $  1,354  $  1,569  $ (6,273) $ (4,036) $ (7,410) $ (5,886) $ (5,458) $ (3,940)
                                                  ========  ========  ========  ========  ========  ========  ========  ========
Net income (loss) per share, basic and diluted:
  Continuing operations.......................... $   0.05  $   0.07  $  (0.02) $  (0.03) $  (0.11) $  (0.11) $  (0.16) $  (0.10)
  Discontinued operations........................     0.01        --     (0.28)    (0.17)    (0.25)    (0.18)    (0.11)    (0.10)
                                                  --------  --------  --------  --------  --------  --------  --------  --------
   Net income (loss) per share................... $   0.06  $   0.07  $  (0.30) $  (0.20) $  (0.36) $  (0.29) $  (0.27) $  (0.20)
                                                  ========  ========  ========  ========  ========  ========  ========  ========

Selected Operating Data--North American
core business:
Number of new Coinstar units installed during the
 period..........................................      487        70       193        95       413       359       337       430
Installed base of Coinstar units at end
 of period.......................................    9,327     8,840     8,770     8,577     8,482     8,069     7,710     7,373
Average age of network for the period
 (months)........................................     35.3      33.8      31.9      29.7      27.6      26.2      24.5      22.9
Number of regional markets.......................      130       124       123       123       122       118       110       106
Dollar value of coins processed.................. $393,186  $389,208  $348,255  $303,799  $315,715  $320,655  $276,073  $235,594
Revenue..........................................   35,005    34,652    31,029    27,130    28,107    28,546    24,576    20,972
Annualized revenue per average installed unit(1).   15,371    15,737    14,406    12,696    13,565    14,495    13,091    11,740
Direct contribution(2)...........................   19,968    19,412    17,461    14,373    15,195    15,569    12,890    10,638
Direct contribution margin (%)...................     57.0%     56.0%     56.3%     53.0%     54.1%     54.5%     52.4%     50.7%
Annualized direct contribution per average
 installed unit(1)(2)............................ $  8,768  $  8,816  $  8,102  $  6,708  $  7,333  $  7,906  $  6,866  $  5,955
Regional sales and marketing.....................    2,858     3,000     2,535       377     2,402     4,906     3,567       493
Product research and development.................    1,019     1,083       945       915       886       825       804       751
Selling, general and administrative..............    5,586     4,958     5,685     4,942     4,789     4,281     3,993     4,077
EBITDA(3)........................................   10,505    10,371     8,296     8,139     7,118     5,557     4,526     5,317
EBITDA margin (%)................................       30%       30%       27%       30%       25%       19%       18%       25%

---------------------
(1) Calculated based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.

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

(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. However, we believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

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

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

   We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our senior revolving debt and investment activities that generally bear interest at variable rates. Because the investments have maturities of three months or less, and our revolving debt is renewable annually, we believe that the risk of material loss is low and that the carrying amount approximates fair value.

   The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates. The fair value of long-term debt (including current maturities) is calculated using quoted market prices of the same or similar issues with the same remaining term to maturity.

Liabilities                                   Expected Maturity Date        December 31, 2001
-----------                             ---------------------------------  ------------------
                                        2002 2003   2004   2005    2006     Total   Fair Value
(in thousands)                          ---- -----  -----  -----  -------  -------  ----------
 Fixed long-term debt..................  --     --     --     --  $60,980  $60,980   $65,858
 Average interest rate.................  --     --     --     --     13.0%    13.0%
 Senior revolving debt.................  --  $ 500  $ 500  $ 500    $ 500    $ 500     $ 500
 Average interest rate(*)..............  --   5.25%  5.25%  5.25%    5.25%    5.25%     5.25%

---------------------
 * Interest rate represents Comerica Bank's prime rate plus 50 basis points (5.25% at December 31, 2001).

Item 8.  Financial Statements and Supplementary Data.

   See Item 14 for an index to the financial statements and supplementary data required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   Identification of Directors

   Ronald A. Weinstein, 60, has been the chairman of the board since August 2001 and a director of Coinstar since March 1992. Since November 1992, he has served as the managing general partner of the Weinstein Family Limited Partnership, an investment partnership. Mr. Weinstein also serves as a director of CelebrateExpress.com, Inc., an on-line party planning service, and Great Circle Family Foods, LLC, the Southern California area developer of Krispy Kreme donuts.

   David W. Cole, 54, has served as our chief executive officer and director since October 2001. Prior to joining Coinstar he served as president of The Torbitt & Castleman Company, a manufacturer of specialty food products from December 1999 through February 2001. From November 1993 through December 1999, he served as president of Paragon Trade Brands, a leading manufacturer of private label disposable diapers. Paragon Trade Brands filed for Chapter 11 Bankruptcy protection on February 16, 1998.

   Frances M. Conley, 58, has been a director of Coinstar since August 2001 and is founder and president of Roanoke Capital, Ltd., a financial consulting and venture capital firm. Prior to founding Roanoke Capital, Ltd. in 1982, Ms. Conley held a variety of positions at Rainier National Bank, including senior vice president and chief administrative officer of the bank's Washington Division. She also serves as a director for REI and Cutter & Buck.

   David M. Eskenazy, 39, has been a director of Coinstar since August 2000. Mr. Eskenazy has been involved in Coinstar as an investor prior to our initial public offering and, at that time, served in a board observer capacity on behalf of one of our largest shareholders, Richard C. Hedreen. Mr. Eskenazy has served as Vice President of R.C. Hedreen Co., a Seattle area hotel developer and joint venture partner in Hedreen Joint Venture, since October 1987 in various capacities relating to finance and investments.

   Keith D. Grinstein, 41, has been a director of Coinstar since August 2001 and has served as vice chairman of Nextel International, a telecommunications company, since August 1998. From November 1995 to August 1998, Mr. Grinstein served as president and chief executive officer of Nextel International. Mr. Grinstein's other past experience includes work at AT&T Wireless Services (formerly McCaw Communications), where he served as president and chief executive officer of the Aviation Communications Division. Mr. Grinstein also serves on the board of directors for several public and private companies including The Ackerley Group, Car Toys, F5 Networks, and Terabeam.

   David E. Stitt, 55, has been a director of Coinstar since February 1995. He has served as managing partner of Banyan Capital Partners, formerly Banyan Private Equity Management, a private investment firm, since February 1998. From 1985 to February 1998, he was an employee of Vencap, Inc. (formerly, Vencap Equities Alberta Ltd.), a venture capital firm, most recently as a vice president. Mr. Stitt is also a director of Premium Brands, Inc., a Toronto stock exchange listed company.

   Ronald B. Woodard, 59, has been a director of Coinstar since August 2001 and is president and chief executive officer of Seattle-based MagnaDrive Corporation, a developer of breakthrough technology for torque transfer and speed control. Mr. Woodard co-founded MagnaDrive in April 1999 after a 32-year career with The Boeing Company where he held numerous positions including president of The Boeing Commercial Airplane Group. He currently serves on the board of directors for Atlas Air, Knowledge Anywhere, the Seattle Symphony and the University of Puget Sound.

   Identification of Executive Officers

   The following table sets forth the name, age and position of our executive officers as of March 15, 2002:

          Name            Age                   Position
          ----            ---                   --------
      David W. Cole...... 54  Chief Executive Officer
      Richard P. Stillman 47  Chief Operating Officer
      Diane L. Renihan... 36  Chief Financial Officer
      Michael L. Doran... 51  Senior Vice President of Software Technology
      William W. Booth... 46  Senior Vice President of Retail Development
      John P. Reilly..... 37  Vice President of Coin Services
      Richard C. Deck.... 32  Chief Accounting Officer
      Randy S. Overturf.. 44  Vice President of Field Operations
      Gretchen J. Marks.. 41  Vice President of Marketing
      Sara L. White...... 52  Vice President of Human Resources

   David W. Cole, has served as our chief executive officer and director since October 2001. Prior to joining Coinstar he served as president of The Torbitt & Castleman Company, a manufacturer of specialty food products from December 1999 through February 2001. From November 1993 through December 1999, he served as president of Paragon Trade Brands, a leading manufacturer of private label disposable diapers. Paragon Trade Brands filed for Chapter 11 Bankruptcy protection on February 16, 1998.

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

   Richard C. Deck, has served as our chief accounting officer since March 2001 and as our corporate controller and treasurer since December 2000. From October 1996 to September 2000, Mr. Deck served as the corporate controller of Concur Technologies, Inc., a software and service provider of expense management solutions. Prior to that, Mr. Deck was a senior financial analyst at Physio-Control International Corporation, a manufacturer and distributor of cardiac defibrillators. Mr. Deck is a certified public accountant.

   Randy S. Overturf, has served as our vice president of field operations since November 2001 and as our director of field service since June 1999. Prior to that, Mr. Overturf was our national field service manager since joining Coinstar in July 1995.

   Gretchen J. Marks, has served as our vice president of marketing since November 2001, as our director of marketing from November 2000 through October 2001 and as our product manager from November 1999 to October 2000. From November 1997 through October 1999, Ms. Marks attended Columbia University where she received her masters degree in organizational psychology while working on various marketing consulting projects. Prior to that, Ms. Marks worked at Nabisco, Inc. as director of customer marketing.

   Sara L. White, has served as our vice president of human resources since March 2002, our director of organizational development and training from July 2001 through February 2002 and our manager of organizational development and training from October 1998 through June 2001. Prior to that, Ms. White served as our coin operations manager since joining Coinstar in January 1997.

Section 16(a) Beneficial Ownership Reporting Compliance.

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report their stock holdings and transactions to the Securities and Exchange Commission.

   To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2001, we were in compliance with all other
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

Item 11.  Executive Compensation.

   Summary Compensation Table

   The following table shows for the fiscal years ended December 31, 2001, 2000 and 1999, compensation awarded or paid to, or earned by, our chief executive officer and the other four most highly compensated executive officers at December 31, 2001 (the "Named Executive Officers"):

                         SUMMARY COMPENSATION TABLE(1)



                                                                Long-Term
                                                               Compensation
                                                                  Awards
                                                               ------------
                                           Annual Compensation  Securities
                                           -------------------  Underlying   All Other
Name and Principal Position           Year  Salary     Bonus     Options    Compensation
---------------------------           ---- --------  --------  ------------ ------------
David W. Cole(2)..................... 2001 $ 63,638  $     --    200,000      $11,266
 Chief Executive Officer and Director

Richard P. Stillman(3)............... 2001  210,000   177,450     70,000           --
 Chief Operating Officer              2000  158,958    19,540     95,000           --
                                      1999   50,613        --     60,000           --

Diane L. Renihan(4).................. 2001  170,000   153,650     45,000           --
 Chief Financial Officer              2000  119,253    10,730     70,000           --
                                      1999    1,923    10,000     10,000           --

M. Carol Lewis(5).................... 2001  170,000   143,650     45,000           --
 Chief Administrative Officer         2000  133,500    10,220     70,000           --
                                      1999  115,000        --     42,000           --

William W. Booth(6).................. 2001  135,000    86,535     15,000           --
 Senior Vice President of             2000  125,625    44,930     25,000           --
 Retail Development                   1999  120,833    19,801     36,000           --

---------------------
(1) As permitted by rules established by the Securities and Exchange Commission, no amounts are shown with respect to certain perquisites where such amounts do not exceed the lesser of 10% of the sum of the amount in the salary and bonus columns or $50,000.

(2) Mr. Cole was hired as our chief executive officer in October 2001. Other compensation in 2001 represents $11,266 received for moving expenses pursuant to Mr. Cole's employment agreement. Mr. Cole's option to purchase 200,000 shares of our common stock was granted outside the Coinstar 1997 Stock Incentive Plan, as amended, but is subject to the terms and conditions of the 1997 plan.

(3) Mr. Stillman was hired as our vice president of marketing in September 1999 and was promoted to chief operating officer in September 2000. Of Mr. Stillman's 2001 bonus, $124,950 was paid in February 2002, but was earned in 2001 for performance during 2001 and $52,500 was paid in 2001 as a stay bonus under his employment agreement. Mr. Stillman's 2000 bonus was paid in February 2001, but was earned in 2000 for performance during 2000.

(4) Ms. Renihan was hired as our corporate controller in December 1999 and served as our chief accounting officer from February 2000 through September 2000. In September 2000, Ms. Renihan was promoted to chief financial officer. Of Ms. Renihan's 2001 bonus, $101,150 was paid in February 2002, but was earned in 2001 for performance during 2001, $42,500 was paid in 2001 as a stay bonus under her employment agreement and $10,000 was awarded in 2001 as a performance bonus. Ms. Renihan's 2000 bonus was paid in February 2001, but was earned in 2000 for performance during 2000.

(5) Ms. Lewis has served as our vice president of corporate organization and development from September 1998 through August 2000 and was promoted to chief administrative officer and corporate secretary in September 2000. She served as our national director of philanthropic services from September 1996 to September 1998. Of Ms. Lewis' 2001 bonus, $101,150 was paid in February 2002, but was earned in 2001 for performance during 2001 and $42,500 was paid in 2001 as a stay bonus under her employment agreement. Ms. Lewis' 2000 bonus was paid in February 2001, but was earned in 2000 for performance during 2000. Ms. Lewis resigned from her position as chief administrative officer and corporate secretary effective March 8, 2002.

(6) Mr. Booth's 2001 bonus was paid in February 2002, but was earned in 2001 for performance during 2001. His 2000 bonus was paid in February 2001, but was earned in 2000 for performance during 2000. His 1999 bonus was paid in February 2000, but was earned in 1999 for performance during 1999.

Stock Option Grants and Exercises

   We grant options to our executive officers under the Coinstar 2000 Equity Incentive Plan and the 1997 Equity Incentive Plan, as amended. As of December 31, 2001, options to purchase a total of 2,912,350 shares were outstanding under the plans and options to purchase an aggregate of 248,909 shares remained available for grant under the plans.

   The following tables show, for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year-end by the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                         Percent of                           Potential Realizable Value at
                              Number of    Total                                 Assumed Annual Rates of
                              Securities  Options                             Stock Price Appreciation for
                              Underlying Granted in                                  Option Term(3)
                               Options     Fiscal   Exercise Price Expiration -----------------------------
            Name              Granted(1)  2001(2)     ($/Share)       Date        5%($)          10%($)
            ----              ---------- ---------- -------------- ----------   ----------     ----------
David W. Cole................  200,000      24.6%       $21.24      10/08/11  $2,671,544     $6,770,218
Richard P. Stillman..........   70,000       8.6%       $23.30      12/13/11   1,025,727      2,599,394
Diane L. Renihan.............   45,000       5.5%       $23.30      12/13/11     659,396      1,671,039
M. Carol Lewis(4)............   45,000       5.5%       $23.30      12/13/11     659,396      1,671,039
William W. Booth.............   15,000       1.8%       $23.30      12/13/11     219,799        557,013

---------------------
(1) The per share exercise price is the fair market value of Coinstar common stock on the date of grant, and the term of the options is ten years, subject to earlier termination in the event of termination of employment. Options generally vest over four years with 25% vesting after the first year and an additional 2.08333% of the shares vesting upon completion of each full month thereafter. The options may be accelerated in the event of specified types of corporate reorganizations. The exercise price may be paid either in cash or at the discretion of the plan administrator by delivery of other Coinstar common stock owned for six months, pursuant to a deferred payment arrangement or in any other form of legal consideration acceptable to the plan administrator.

(2) Based on an aggregate of 811,749 shares subject to options granted to our employees in the fiscal year ended December 31, 2001, including the Named Executive Officers.

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

(4) Ms. Lewis resigned from her position as chief administrative officer and corporate secretary effective March 8, 2002. In connection with her employment agreement, her options became fully vested and exercisable for a period of 90 days following her termination of employment.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

                                                 Number of Securities Underlying   Value of Unexercised
                                                     Unexercised Options at       In-the-Money Options at
                           Shares                       December 31, 2001          December 31, 2001(2)
                         Acquired on    Value    ------------------------------- -------------------------
          Name            Exercise   Realized(1) Exercisable       Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- -----------       ------------- ----------- -------------
David W. Cole...........       --     $     --         --             200,000    $       --   $  752,000
Richard P. Stillman.....       --           --     60,938             164,062       641,848    1,201,792
Diane L. Renihan........    5,464       64,263     20,161              99,375       250,988      754,715
M. Carol Lewis(3).......   22,169      357,784     50,848             113,917       699,106      974,519
William W. Booth........    4,700      116,560     65,975              49,625     1,105,480      470,404

---------------------
(1) Based on the difference between the fair market value on the date of exercise and the exercise price.

(2) Based on the difference between the fair market value on December 31, 2001 ($25.00 per share) and the exercise price.

(3) Ms. Lewis resigned from her position as chief administrative officer and corporate secretary effective March 8, 2002. In connection with her employment agreement, her options became fully vested and exercisable for a period of 90 days following her termination of employment.

Directors Compensation

   Each non-employee director receives annual compensation of $10,000 for service on the board of directors and receives $1,000 for attending board meetings in person or $500 if attendance is by telephone. Additionally, non-employee directors receive $250 for attending meetings of committees of which they are official members. Directors may elect to receive this compensation in the form of cash or Coinstar common stock.

   Each non-employee director also receives stock option grants under the Amended and Restated 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for automatic grants of options to purchase shares of common stock to eligible non-employee directors of Coinstar. The maximum number of shares of common stock that may be issued pursuant to options granted under the Directors' Plan is 200,000. As of December 31, 2001, 2,274 shares remained available for grant under the Directors' Plan.

   During 2001, pursuant to the Directors' Plan, we granted the following options to our directors. The options were granted at the fair market value of such stock on the grant date:

                                                Options         Grant
                         Name                   Granted Price   Date
                         ----                   ------- ------ --------
        Frances M. Conley...................... 10,000  $23.55  8/10/01
                                                 5,000  $20.80 10/01/01
        David M. Eskenazy......................  5,000  $23.55  8/10/01
                                                 5,000  $20.80 10/01/01
        Keith D. Grinstein..................... 10,000  $23.55  8/10/01
                                                 5,000  $20.80 10/01/01
        David E. Stitt.........................  5,000  $20.80 10/01/01
        Ronald A. Weinstein....................  5,000  $20.80 10/01/01
        Ronald B. Woodard...................... 10,000  $23.55  8/10/01
                                                 5,000  $20.80 10/01/01

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

   Employment Agreements. In October 2001, we entered into an employment and change of control agreement with our chief executive officer, David W. Cole. Under this agreement, we agreed to pay Mr. Cole a specified annual base salary and an annual cash bonus if he meets certain performance targets applicable to the bonus. In addition, we agreed to issue him options to purchase 200,000 shares of our common stock. The agreement also provides for benefits to Mr. Cole if he terminates for "good reason" or is terminated in connection with a change of control or without "cause" before December 31, 2003. These benefits include:

  . If terminated by us in connection with a change of control or by Mr. Cole for "good reason", Mr. Cole is eligible to receive separation pay equal to his annual base salary and accrued obligations equal to:

    .  his annual base salary through the date of termination,

    . the product of (i) his annual bonus with respect to the fiscal year in which the date of termination occurs and (ii) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365; and

    .  any compensation previously deferred.

  .  If terminated by us without cause, Mr. Cole will be entitled to receive
     (i) termination payments equal to 12 months annual base salary, and (ii) any unpaid annual base salary that has accrued for services already performed as of the date of termination.

   Such payments described above will be made in equal monthly installments, at regular payroll intervals.

   In June 2001, we entered into employment agreements with Richard P. Stillman, M. Carol Lewis and Diane L. Renihan. Under the agreements, we agreed to pay Mr. Stillman, Ms. Lewis and Ms. Renihan a specified annual base salary. The agreements provide that such executives are eligible to receive an annual cash bonus if they meet performance targets applicable to such bonus. In addition, all received a one-time stay bonus equal to three months' base salary because such executives were employed by us on the date we hired our chief executive officer.

   The agreements also provide such executives with certain benefits if they terminate their employment for "good reason" or are terminated by us without "cause" prior to December 31, 2002. These benefits include:

  . If terminated without cause or for good reason after the date on which we hire a new chief executive officer, Mr. Stillman, Ms. Lewis and Ms. Renihan are entitled to receive termination payments equal to (i) nine months' annual base salary in the event of such termination prior to April 1, 2002, or (ii) six months' annual base salary for any such termination thereafter; provided, however, that our obligations to provide such benefits, will be offset by the amount of salary or pay they receive from other employment obtained during any salary continuation period following such termination;

  . Continuation of health insurance benefits, including current dependent coverage, for the period of time following the date of termination equal to the amount of termination payments such executives are entitled to receive; and

  .  Acceleration of 100% of their unvested stock options.

   The agreements prohibit Mr. Stillman, Ms. Lewis and Ms. Renihan from engaging in certain competitive activities for (i) nine months, if their employment terminates prior to April 1, 2002, or (ii) six months, if their employment terminates on or after April 1, 2002.

   In May 2001, we entered into an employment agreement with William W. Booth. Under the agreement, we agreed to pay Mr. Booth a specified annual base salary. In addition, the agreement provides that Mr. Booth is eligible to receive an annual cash bonus, if he meets performance targets applicable to such bonuses.

   The agreement also provides for his employment term to expire on December 31, 2002 and provide certain benefits if Mr. Booth terminates his employment for "good reason" or is terminated by us without "cause" prior to such date. These benefits include:

  . If terminated without cause, termination payments equal to six months' annual base salary;

  . If terminated for good reason, termination payments equal to the lesser of six months' annual base salary and the annual base salary he would have received if his employment had continued until December 31, 2002; and

  . Continuation of health insurance benefits, including current dependent coverage, for 12 months following the date of termination.

   Our obligation to provide such benefits, however, will be offset by the amount of salary or pay Mr. Booth receives from other employment obtained during any salary continuation period following such termination.

   The agreement also requires Mr. Booth to refrain from divulging confidential information during the shorter of (a) one year following termination of employment without cause or for good reason or (b) the period of the severance payment.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

   Our compensation committee consists of Frances M. Conley, David E. Stitt and Ronald A. Weinstein. No member of our compensation committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The following table shows the number of shares of common stock beneficially owned on March 15, 2002 by: (i) each director; (ii) each of the Named Executive Officers listed in the Summary Compensation Table on page 31 who were executive officers during 2001; (iii) the executive officers and directors of the Company as a group; and (iv) all those known by us to be beneficial owners of more than 5% of our outstanding common stock.

                                                                        Number of
                                                                          Shares    Percent of
                                                                       Beneficially Outstanding
                         Beneficially Owned                              Owned(1)     Shares
                         ------------------                            ------------ -----------
Snyder Capital Management, L.P.(2)....................................  2,714,150      12.5%
   Snyder Capital Management, Inc.
   350 California Street, Suite 1460
   San Francisco, CA 94104
RS Investment Management Co. LLC(3)...................................  1,531,200       7.1%
   388 Market Street, Suite 1700
   San Francisco, CA 94111
RS Investment Management L.P.(4)......................................  1,459,800       6.7%
   388 Market Street, Suite 1700
   San Francisco, CA 94111
Hedreen Joint Venture(5)..............................................  1,789,846       8.3%
   PO Box 9006
   Seattle, WA 98109
David W. Cole.........................................................         --         *
Richard P. Stillman(6)................................................     74,284         *
Diane L. Renihan(7)...................................................     25,785         *
M. Carol Lewis(8).....................................................    154,619         *
William W. Booth(9)...................................................     81,394         *
Frances M. Conley(10).................................................     68,721         *
David M. Eskenazy(11).................................................     35,836         *
Keith D. Grinstein(12)................................................     13,750         *
David E. Stitt(13)....................................................     41,685         *
Ronald A. Weinstein(14)...............................................    287,656       1.3%
Ronald B. Woodard(15).................................................     14,752         *
All directors and executive officers as a group (17 persons)..........    947,823       4.3%

---------------------
  *  Represents beneficial ownership of less than 1%.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days of March 15, 2002 are deemed outstanding. These option shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person (unless otherwise assumed to be outstanding). Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. As of March 15, 2002, we had 21,685,541 shares of common stock outstanding.

 (2) Beneficial ownership of shares as of March 15, 2002 as reported on Questionnaire for 5% Stockholders signed by Snyder Capital Management, L.P. on March 15, 2002. Represents 2,714,150 shares over which Snyder Capital Management, L.P. and Snyder Capital Management, Inc. share dispositive power and 2,442,950 over which Snyder Capital Management, L.P. and Snyder Capital Management, Inc. share voting power.

 (3) Beneficial ownership of shares as of December 31, 2001 as reported on Form 13G filed with the Securities and Exchange Commission on February 15, 2002.

 (4) Beneficial ownership of shares as of December 31, 2001 as reported on Form 13G filed with the Securities and Exchange Commission on February 15, 2002.

 (5) Beneficial ownership of shares as of March 15, 2002 as reported on Questionnaire for 5% Stockholders signed by Hedreen Joint Venture on March 25, 2002. Represents 1,789,846 shares that Richard C. Hedreen and Hedreen Joint Venture are deemed to beneficially own pursuant to an operating agreement whereby certain venturers combined their brokerage accounts for certain dispositive purposes. Mr. Hedreen has sole voting power over 898,542 shares and Hedreen Joint Venture does not have the power to vote any of the shares.

 (6) Represents 74,084 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

 (7) Represents 25,785 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

 (8) Includes 122,354 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

 (9) Includes 73,497 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

(10) Includes 13,750 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

(11) Includes 18,750 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

(12) Represents 13,750 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

(13) Includes 33,750 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

(14) Includes 45,178 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002. Also includes 90,400 shares beneficially owned by the Weinstein Family Limited Partnership. Mr. Weinstein is a general partner of the Weinstein Family Limited Partnership.

(15) Includes 13,750 shares issuable upon the exercise of options exercisable within 60 days of March 15, 2002.

Item 13. Certain Relationships and Related Transactions.

   In May and June 2001, we entered into employment agreements with Richard P. Stillman, Diane L. Renihan, M. Carol Lewis and William W. Booth. In October 2001, we entered into an employment agreement with David W. Cole. Please see
Item 11--Employment Contracts, Termination of Employment and Change-in-Control Arrangements on page 34 for a summary of such agreements.

   There were no other material related party transactions during the year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   The financial statements required by this item are submitted in a separate section beginning on page 41 of this Annual Report on Form 10-K.

                                                                                                        Page
                                                                                                        ----
(a)(1) Index to Financial Statements
       Independent Auditors' Report....................................................................  41
       Consolidated Balance Sheets.....................................................................  42
       Consolidated Statements of Operations...........................................................  43
       Consolidated Statements of Changes In Stockholders' Equity......................................  44
       Consolidated Statements of Cash Flows...........................................................  45
       Consolidated Notes to Financial Statements......................................................  46
(a)(2) Index to Financial Statement Schedules
       All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3) Exhibit Index:

Exhibit Number                                      Description of Document
--------------                                      -----------------------
    3.1(1)     Amended and Restated Certificate of Incorporation of the Registrant.
    3.2(1)     Amended and Restated Bylaws of the Registrant.
    4.1        Reference is made to Exhibits 3.1 through 3.2.
    4.2(1)     Specimen Stock Certificate.
    4.3(1)     Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the
               Registrant and certain investors, as amended October 22, 1996.
    4.4(1)     Indenture between Registrant and The Bank of New York dated October 1, 1996.
    4.5(1)     Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
    4.6(1)     Senior subordinated discount notes Registration Rights Agreement between Registrant and
               Smith Barney Inc. dated October 22, 1996.
    4.7(1)     Warrant Registration Rights Agreement between Registrant and Smith Barney Inc. dated
               October 22, 1996.
    4.8(1)     Specimen 13% Senior Discount Note Due 2006.
    4.9(3)     Rights Agreement dated as of November 12, 1998 between Registrant and American Securities
               Transfer and Trust, Inc.
    4.10(3)    Registrant's Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit
               A of Exhibit 4.9.
    4.11(3)    Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.9.
    4.12(4)    Credit Agreement, dated February 19, 1999, between Coinstar, Inc. and Comerica Bank
               (formerly Imperial Bank), for itself and as agent for Bank Austria Creditanstalt Corporate
               Finance, Inc.
    4.13(7)    Fifth Amendment to Credit Agreement between Coinstar, Inc. and Comerica Bank (formerly
               Imperial Bank), dated September 26, 2000.
    4.14       Seventh Amendment to Credit Agreement between Coinstar, Inc. and Comerica Bank (formerly
               Imperial Bank), dated December 21, 2001.
    4.15       Eighth Amendment to Credit Agreement between Coinstar, Inc. and Comerica Bank (formerly
               Imperial Bank), dated February 22, 2002.
    4.16       Ninth Amendment to Credit Agreement between Coinstar, Inc. and Comerica Bank (formerly
               Imperial Bank), dated March 22, 2002.
   10.1(1)     Amended and Restated Registrant's 1997 Equity Incentive Plan.

Exhibit Number                                   Description of Document
--------------                                   -----------------------
  10.2(1)      Registrant's 1997 Employee Stock Purchase Plan.
  10.3(11)     Amended and Restated Registrant's 1997 Non-Employee Directors' Stock Option Plan.
  10.4(1)      Form of Indemnity Agreement between the Registrant and its executive officers and directors.
  10.5(1)      Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
  10.6(1)      Sublease between Registrant and Maruyama U.S., Inc. dated January 15, 1997.
  10.7(1)      Lease agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.
  10.8(2)      Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.
  10.9(1)      Purchase Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.
  10.10(11)    Registrant's 2000 Equity Incentive Plan.
  10.11(8)     Amendment No. 1 to Registrant's 1997 Equity Incentive Plan dated March 15, 2001.
  10.12(8)     Amendment No. 1 to Registrant's 2000 Equity Incentive Plan dated March 15, 2001.
  10.13(9)     Employment Agreement between William W. Booth and the Registrant dated May 5, 2001.
  10.14(9)     Employment Agreement between Carol Lewis and the Registrant dated June 18, 2001.
  10.15(9)     Employment Agreement between Diane Renihan and the Registrant dated June 18, 2001.
  10.16(9)     Employment Agreement between Richard Stillman and the Registrant dated June 18, 2001.
  10.17(9)     Agreement between Jens Molbak and the Registrant dated June 14, 2001.
  10.18(9)     Securities Purchase Agreement Among the Registrant and Certain Stockholders of Meals.com,
               Inc., dated as of June 21, 2001.
  10.19(9)     Form of Release Agreement.
  10.20(10)    Employment Agreement between Dave Cole and the Registrant dated October 3, 2001.
  10.21        Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer
  12.1         Ratio of Earnings to Fixed Charges.
  21.1(6)      Subsidiaries.
  23.1         Consent of Deloitte & Touche LLP.

---------------------
 (1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

 (2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (File Number 000-22555).

 (3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (File Number 000-22555).

 (4) Incorporated by reference to the Registrant's current Report on Form 8-K filed by Coinstar on March 3, 1999 (File Number 000-22555).

 (5) Incorporated by reference to the Current Report on Form 8-K filed by Coinstar on February 18, 2000 (File Number 000-22555).

 (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 000-22555).

 (7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 (File Number 000-22555).

 (8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File Number 000-22555).

 (9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File Number 000-22555).

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (File Number 000-22555).

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(b) Reports on Form 8-K.
    The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2001.

(c) Exhibits.
    The exhibits required by this item are listed under Item 14(a)(3).

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Coinstar, Inc.

                                               By:     /S/  DIANE L. RENIHAN
                                                   -----------------------------
                                                         Diane L. Renihan
                                                      Chief Financial Officer
                                                       Date: March 27, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                       Title                  Date
          ---------                       -----                  ----

     /S/  DAVID W. COLE       Chief Executive Officer and   March 27, 2002
-----------------------------   Director
        David W. Cole

    /S/  DIANE L. RENIHAN     Chief Financial Officer       March 27, 2002
-----------------------------
      Diane L. Renihan

    /S/  RICHARD C. DECK      Chief Accounting Officer      March 27, 2002
-----------------------------
       Richard C. Deck

  /S/  RONALD A. WEINSTEIN    Chairman of the Board         March 27, 2002
-----------------------------
     Ronald A. Weinstein

     /S/  FRAN M. CONLEY      Director                      March 27, 2002
-----------------------------
       Fran M. Conley

   /S/  DAVID M. ESKENAZY     Director                      March 27, 2002
-----------------------------
      David M. Eskenazy

   /S/  KEITH D. GRINSTEIN    Director                      March 27, 2002
-----------------------------
     Keith D. Grinstein

     /S/  DAVID E. STITT      Director                      March 27, 2002
-----------------------------
       David E. Stitt

     /S/  RON B. WOODARD      Director                      March 27, 2002
-----------------------------
       Ron B. Woodard

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Coinstar, Inc. and Subsidiaries
Bellevue, Washington

   We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/  DELOITTE & TOUCHE LLP

February 15, 2002
(March 15, 2002 as to Notes 4 and 9)
Seattle, Washington

                                COINSTAR, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                     December 31,
                                                                                 --------------------
                                                                                   2001       2000
                                                                                 ---------  ---------
                                                ASSETS

CURRENT ASSETS:
 Cash and cash equivalents...................................................... $ 105,935  $  70,684
 Prepaid expenses and other current assets......................................     1,978      1,988
 Cash and other assets from discontinued operations, net........................        --      7,137
                                                                                 ---------  ---------
   Total current assets.........................................................   107,913     79,809
PROPERTY AND EQUIPMENT:
 Coinstar units.................................................................   137,308    122,835
 Computers......................................................................     7,751      5,798
 Office furniture and equipment.................................................     1,490      1,422
 Leased vehicles................................................................     4,183      3,941
 Leasehold improvements.........................................................       572        478
                                                                                 ---------  ---------
                                                                                   151,304    134,474
 Accumulated depreciation.......................................................   (89,215)   (66,142)
                                                                                 ---------  ---------
                                                                                    62,089     68,332

OTHER ASSETS....................................................................     1,185      1,497
ASSETS FROM DISCONTINUED OPERATIONS.............................................        --      6,399
                                                                                 ---------  ---------
TOTAL........................................................................... $ 171,187  $ 156,037
                                                                                 =========  =========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable............................................................... $   5,810  $   4,045
 Accrued liabilities............................................................    65,507     50,582
 Current portion of capital lease obligations...................................       898        920
                                                                                 ---------  ---------
   Total current liabilities....................................................    72,215     55,547
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS....................................    61,745     61,815
                                                                                 ---------  ---------
   Total liabilities............................................................   133,960    117,362
MINORITY INTEREST--CONVERTIBLE PREFERRED STOCK..................................        --      3,833

COMMITMENTS (Note 5)
STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $0.001 par value--Authorized, 5,000,000 shares; no
   shares issued and outstanding at 2001 or 2000................................        --         --
 Common stock, $0.001 par value--Authorized, 45,000,000 shares; issued and
   outstanding, 21,403,656 and 20,388,705 shares at 2001 and 2000, respectively.   171,059    161,339
 Accumulated other comprehensive income (loss)..................................        34        (17)
 Accumulated deficit............................................................  (133,866)  (126,480)
                                                                                 ---------  ---------
   Total stockholders' equity...................................................    37,227     34,842
                                                                                 ---------  ---------
TOTAL........................................................................... $ 171,187  $ 156,037
                                                                                 =========  =========

                See notes to consolidated financial statements

                                COINSTAR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Year Ended December 31,
                                                ----------------------------
                                                  2001      2000      1999
                                                --------  --------  --------
   REVENUE..................................... $129,352  $102,609  $ 77,688
   EXPENSES:
    Direct operating...........................   58,072    48,184    38,836
    Regional sales and marketing...............    9,188    11,368     6,279
    Product research and development...........    4,162     3,497     4,892
    Selling, general and administrative........   22,245    18,177    13,542
    Depreciation and amortization..............   26,349    24,460    20,267
                                                --------  --------  --------
    Income (loss) from operations..............    9,336    (3,077)   (6,128)
   OTHER INCOME (EXPENSE):
    Interest income............................      767     1,482     2,350
    Interest expense...........................   (8,302)   (8,517)  (11,165)
    Other......................................      (60)      258      (768)
                                                --------  --------  --------
    Income (loss) from continuing operations...    1,741    (9,854)  (15,711)
   DISCONTINUED OPERATIONS:
    Loss from discontinued operations..........   (5,737)  (12,840)   (2,412)
    Loss on disposal of discontinued operations   (3,390)       --        --
                                                --------  --------  --------
    Loss before extraordinary item.............   (7,386)  (22,694)  (18,123)
   EXTRAORDINARY ITEM:
    Loss related to early retirement of debt...       --        --    (3,250)
                                                --------  --------  --------
   NET LOSS.................................... $ (7,386) $(22,694) $(21,373)
                                                ========  ========  ========

   NET INCOME (LOSS) PER SHARE:
    Basic:
      Continuing operations.................... $   0.08  $  (0.49) $  (0.88)
      Discontinued operations..................    (0.43)    (0.63)    (0.14)
      Extraordinary item.......................       --        --     (0.18)
                                                --------  --------  --------
        Net loss per share..................... $  (0.35) $  (1.12) $  (1.20)
                                                ========  ========  ========
    Diluted:
      Continuing operations.................... $   0.08  $  (0.49) $  (0.88)
      Discontinued operations..................    (0.42)    (0.63)    (0.14)
      Extraordinary item.......................       --        --     (0.18)
                                                --------  --------  --------
        Net loss per share..................... $  (0.34) $  (1.12) $  (1.20)
                                                ========  ========  ========

                See notes to consolidated financial statements

                                COINSTAR, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (in thousands, except share data)


                                                                          Accumulated
                                                        Common Stock         Other
                                                     ------------------- Comprehensive Accumulated
                                                       Shares    Amount  Income/(Loss)   Deficit    Total
                                                     ---------- -------- ------------- ----------- --------
BALANCE, December 31, 1998.......................... 15,217,504 $ 62,372     $  3       $ (82,413) $(20,038)
Issuance of shares under employee stock purchase
 plan...............................................     77,793      672                                672
Exercise of stock options...........................    224,453      810                                810
Net exercise of common stock warrants...............    100,057       --                                 --
Issuance of common stock for acquisition of assets..     25,000      386                                386
Issuance of common stock, net of issuance costs of
 $6,287.............................................  4,466,400   93,649                             93,649
Issuance of common stock for asset purchase option..     30,000      272                                272
Contributed capital for warrants....................                 892                                892
Comprehensive income (loss):
  Net loss..........................................                                      (21,373)  (21,373)
  Other comprehensive income (loss):
    Foreign currency translation adjustment.........                           (4)                       (4)
                                                                                                   --------
Comprehensive income (loss).........................                                                (21,377)
                                                     ---------- --------     ----       ---------  --------
BALANCE, December 31, 1999.......................... 20,141,207  159,053       (1)       (103,786)   55,266
Issuance of shares under employee stock purchase
 plan...............................................     82,484      784                                784
Exercise of stock options...........................    165,014      997                                997
Non-cash stock-based compensation expense...........                 505                                505
Comprehensive income (loss):
  Net loss..........................................                                      (22,694)  (22,694)
  Other comprehensive income (loss):
    Unrealized loss on short-term investments
     available for sale.............................                           (3)                       (3)
    Foreign currency translation adjustments........                          (13)                      (13)
                                                                                                   --------
Comprehensive income (loss).........................                                                (22,710)
                                                     ---------- --------     ----       ---------  --------
BALANCE, December 31, 2000.......................... 20,388,705  161,339      (17)       (126,480)   34,842
Issuance of common stock............................      3,324       64                                 64
Issuance of shares under employee stock purchase
 plan...............................................     54,319      760                                760
Exercise of stock options...........................    867,697    7,701                              7,701
Net exercise of common stock warrants...............     36,955       --                                 --
Stock issued in connection with purchase of minority
 interest of subsidiary.............................     52,656    1,000                              1,000
Non-cash stock-based compensation expense...........                 195                                195
Comprehensive income (loss):
  Net loss..........................................                                       (7,386)   (7,386)
  Other comprehensive income (loss):
    Foreign currency translation adjustments........                           51                        51
                                                                                                   --------
Comprehensive income (loss).........................                                                 (7,335)
                                                     ---------- --------     ----       ---------  --------
BALANCE, December 31, 2001.......................... 21,403,656 $171,059     $ 34       $(133,866) $ 37,227
                                                     ========== ========     ====       =========  ========

                See notes to consolidated financial statements

                                COINSTAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                    Year Ended December 31
                                                                                 ----------------------------
                                                                                   2001      2000      1999
                                                                                 --------  --------  --------
OPERATING ACTIVITIES:
  Net loss...................................................................... $ (7,386) $(22,694) $(21,373)
   Net loss from discontinued operations........................................    9,127    12,840     2,412
                                                                                 --------  --------  --------
   Net income (loss) from continuing operations.................................    1,741    (9,854)  (18,961)
Adjustments to reconcile net loss to net cash used by operating activities:
   Depreciation and amortization................................................   26,349    24,460    20,267
   Write off of non-cash portion of purchase option.............................       --        --       272
   Debt discount amortization...................................................      126       436     8,713
   Non-cash stock-based compensation............................................      195       505        --
   Unrealized loss on short-term investments available for sale.................       --        (3)       --
   Unrealized gain (loss) on foreign currency...................................       51       (13)       (4)
Cash provided (used) by changes in operating assets and liabilities:
   Investment interest receivable...............................................       --       132        45
   Prepaid expenses and other current assets....................................      279       218      (984)
   Other assets.................................................................      (35)      134      (621)
   Accounts payable.............................................................    1,793      (418)      675
   Accrued liabilities..........................................................   14,925     9,759    13,989
                                                                                 --------  --------  --------
  Net cash provided by continuing operations....................................   45,424    25,356    23,391
  Net cash provided (used) by discontinued operations...........................    1,429   (19,671)   (1,764)
                                                                                 --------  --------  --------
  Net cash provided by operations...............................................   46,853     5,685    21,627
INVESTING ACTIVITIES:
   Purchases of short-term investments..........................................       --        --   (25,682)
   Sales and maturities of short-term investments...............................       --     9,163    20,524
   Purchases of fixed assets....................................................  (18,502)  (23,322)  (36,186)
   Net proceeds from the sale of equipment......................................        8        17        --
   Refund of tax on Coinstar units..............................................       --        --       535
   Purchase of intangible assets................................................       --      (362)       --
   Other........................................................................       --        --        54
                                                                                 --------  --------  --------
  Net cash used by continuing investing activities..............................  (18,494)  (14,504)  (40,755)
  Net cash used by discontinued investing activities............................     (617)   (5,681)     (322)
                                                                                 --------  --------  --------
  Net cash used by investing activities.........................................  (19,111)  (20,185)  (41,077)
FINANCING ACTIVITIES:
   Payments on long-term debt...................................................   (1,016)     (793)  (35,174)
   Borrowings under long-term debt obligations..................................       --        --       500
   Proceeds from sale of common stock, net of issuance costs....................       64        --    93,649
   Proceeds from exercise of stock options and issuance of shares under
    employee stock purchase plan................................................    8,461     1,780     1,483
                                                                                 --------  --------  --------
  Net cash provided by continuing financing activities..........................    7,509       987    60,458
  Net cash provided by discontinued financing activities........................       --     5,501        --
                                                                                 --------  --------  --------
  Net cash provided by financing activities.....................................    7,509     6,488    60,458

Total net cash provided by continuing operations................................   34,439    11,839    43,094
Total net cash provided by discontinued operations..............................      812   (19,851)   (2,086)
                                                                                 --------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................   35,251    (8,012)   41,008
CASH AND CASH EQUIVALENTS:
   Beginning of year............................................................   70,684    78,696    37,688
                                                                                 --------  --------  --------
   End of year.................................................................. $105,935  $ 70,684  $ 78,696
                                                                                 ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest....................................... $  8,160  $  8,082  $    247

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Purchase of vehicles financed by capital lease obligations................... $  1,027  $  1,389  $  1,341
   Net exercise of common stock warrants........................................      723        --        90
   Stock issued in connection with purchase of minority interest of subsidiary..    1,000        --        --
   Purchase of assets with common stock.........................................       --        --       386
   Purchase of assets with warrants.............................................       --        --       169
   Issuance of warrants under revolving credit facility.........................       --        --       723
   Stock issued for purchase option.............................................       --        --       272

                See notes to consolidated financial statements

                                COINSTAR, INC.

                  CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1:  ORGANIZATION AND BUSINESS

   General: We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception, and as of December 31, 2001, had an installed base of 9,576 units located in supermarkets and financial institutions in 46 states, the District of Columbia, the United Kingdom and Canada.

   Coinstar International, Inc., our wholly owned subsidiary, was formed in March 1998 to explore expanding our operations internationally. As of December 31, 2001, Coinstar International has installed 249 Coinstar units in the United Kingdom and 61 units in Canada.

   Meals.com, Inc., was formed in January 1999 as an online and in-store grocery marketing business. In October 2001, we sold certain assets of Meals.com, including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com branded and Nestle branded web sites.

   Principles of consolidation: The accompanying consolidated financial statements include the accounts of Coinstar and our wholly owned subsidiary, Coinstar International. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the operations of Meals.com are presented as discontinued operations (see Note 6) and the amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Cash and equivalents: We consider all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents includes funds in transit, which represent amounts being processed by armored carriers or residing in Coinstar units which are payable to our partners. These amounts payable to our partners total $53.7 million and $42.6 million at December 31, 2001 and 2000, respectively.

   Long-lived assets: We periodically review long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows.

   Property and equipment: Property and equipment are depreciated using the straight-line method over the following useful lives:

  Type Of Asset                                                 Useful Life
  -------------                                               ---------------
  Coinstar units............................................. 60 months
  Installation costs for Coinstar units...................... 36 months
  Office furniture and equipment............................. 60 months
  Computers.................................................. 36 months
  Leased vehicles............................................ 36 months
  Leasehold improvements..................................... 60 to 84 months

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   In order to achieve volume discounts, we purchase certain components of the Coinstar units in advance. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

   During 1999, we wrote off certain obsolete equipment resulting in a charge of $483,000 and received a refund for overpaid use tax attributable to Coinstar units, which resulted in the reduction of the basis of the Coinstar units and a reduction in depreciation expense.

   Other assets: Other assets include lease and other deposits and deferred financing fees for our long-term debt facilities.

   Revenue recognition: Coin processing fees are recognized at the time the customers' coins are counted by the Coinstar unit. Units in service with the top three supermarket chains in 2001 accounted for approximately 25.3%, 13.3% and 10.8% of our revenue. In 2000, the top three supermarket chains accounted for approximately 27.6%, 11.4% and 11.3% of our revenue and in 1999, the top two supermarket chains accounted for approximately 31.9%, and 11.2% of our revenue.

   Start-up activities: All start-up costs incurred by us relating to the development of domestic and international markets and other similar services are expensed as incurred.

   Fair value of financial instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   The carrying amounts for cash and cash equivalents, short-term investments, and accounts payable approximate fair value because of the short maturity of these instruments. The fair value of our senior subordinated discount notes is based on the quoted market price on the last day of the year. The fair value of our senior revolving line, included in long-term debt, approximates the carrying amount due to its variable rate of interest.

   At December 31, 2001 and 2000, the carrying amount and estimated fair value of such financial instruments for which fair value can be determined are as follows:

                                     2001             2000
                               ---------------- ----------------
                               Carrying  Fair   Carrying  Fair
                                Amount   Value   Amount   Value
                               -------- ------- -------- -------
                                        (in thousands)
                Long-term debt $60,986  $66,358 $60,860  $63,309

   Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, has been adopted by us for disclosure of certain additional information related to our stock option plans.

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

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Recent Accounting Pronouncements: In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was amended by SFAS Nos. 137 and 138. This pronouncement, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have adopted the provisions of SFAS No. 133 and SFAS No. 138 as of January 1, 2001. The impact of adoption was not material to the financial statements, taken as a whole.

   In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which is effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We do not believe that the adoption of SFAS Nos. 141 or 142 will have a significant impact on our financial position or results of our operations.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. We do not believe that the adoption of SFAS No. 143, which is effective for companies with fiscal years beginning after June 15, 2002, will have a significant impact on our financial position or results of our operations.

   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, and portions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of discontinued operations. We do not believe that the adoption of SFAS No. 144, which is effective for companies with fiscal years beginning after December 15, 2001, will have a significant impact on our financial position or results of our operations.

   Reclassifications: Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 3:  ACCRUED LIABILITIES

   Accrued liabilities consisted of the following at December 31:

                                                          2001    2000
                                                         ------- -------
                                                         (in thousands)
       Funds in transit................................. $53,668 $42,577
       Accrued liabilities for payroll related expenses.   4,314   1,792
       Accrued liabilities for interest payable.........   1,982   1,982
       Accrued liabilities for estimated taxes..........   2,013   1,917
       Accrued liabilities to service contract providers   1,538     690
       Other............................................   1,992   1,624
                                                         ------- -------
                                                         $65,507 $50,582
                                                         ======= =======

NOTE 4:  LONG-TERM DEBT

   Long-term debt consisted of the following at December 31:

                                                  2001     2000
                                                 -------  -------
                                                  (in thousands)
              Senior subordinated discount notes $60,980  $60,980
              Senior revolving line.............     500      500
              Less unamortized discounts........    (494)    (620)
                                                 -------  -------
                                                  60,986   60,860
              Less current portion..............      --       --
                                                 -------  -------
              Long-term debt.................... $60,986  $60,860
                                                 =======  =======

   Senior subordinated discount notes: On October 22, 1996, we completed a private placement offering of 95,000 units, each of which consisted of $1,000 principal amount of 13% senior subordinated discount notes, due at maturity in 2006, and warrants to purchase seven shares of our common stock per unit, at an exercise price of $0.01 per warrant share, subject to adjustment under certain circumstances. Imputed interest on the senior subordinated discount notes accrued until October 1999, at which time interest was payable in semi-annual installments through maturity.

   The senior subordinated discount notes are redeemable at our option, in whole or in part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

   In the event of a change of control (as defined in the senior subordinated discount notes), each holder of the senior subordinated discount notes has the option to require us to repurchase such senior subordinated discount notes at 101% of the accreted value thereof on the date of repurchase plus liquidated damages. The senior subordinated discount notes are subordinate in rank to all existing and future senior indebtedness. The indenture pursuant to which the senior subordinated discount notes were issued contains certain covenants that, among other things, limit our ability to make dividend payments, make investments, repurchase outstanding shares of stock, prepay other debt obligations, incur additional indebtedness, effect asset dispositions, engage in sale and leaseback transactions, consolidate, merge or sell all or substantially all of our assets, engage in transactions with affiliates, or permit our restricted subsidiaries to effect certain transactions.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Subsequent to the completion of our initial public offering and pursuant to a related Senior Subordinated Discount Notes Registration Rights Agreement (the "Registration Rights Agreement") between us and the initial purchasers of the senior subordinated discount notes, we completed an exchange offer of the senior subordinated discount notes to satisfy its obligations under the Registration Rights Agreement. The senior subordinated discount notes were exchanged for otherwise substantially identical notes registered under the Securities Act of 1933, as amended.

   The senior subordinated discount notes were recorded net of discount of $30.4 million including the warrants issued in connection with the senior subordinated discount notes which were recorded at $1.0 million as common stock, each as determined by the relative fair values of the senior subordinated discount notes and the warrants as of the closing date. In addition, we recorded deferred financing fees related to the senior subordinated discount notes of $2.8 million including additional costs associated with the exchange offer. The deferred financing costs and discount attributable to the warrants are being amortized over the term of the senior subordinated discount notes.

   Early retirement of debt: In 1999, we recorded an extraordinary charge of $3.2 million, which consisted of premiums paid on the pre-payment of $34.0 million of senior subordinated discount notes, and the write-off of their related deferred financing costs.

   Principal payments: As of December 31, 2001, scheduled principal payments on long-term debt are as follows:


                                                            (in thousands)

     October 2003..........................................    $   500
     October 2006..........................................     60,980
                                                               -------
                                                                61,480
     Less unamortized discounts............................       (494)
                                                               -------
                                                               $60,986
                                                               =======

   On January 3, 2002, we repurchased $10.0 million of these outstanding notes and on March 15, 2002, we repurchased an additional $15.0 million through the use of our $15.0 million term loan with Comerica Bank (formerly Imperial Bank). In accordance with these repurchases, we will be recording an extraordinary charge of $2.5 million in the quarter ending March 31, 2002. Subsequent to these repurchases, the amount of the senior subordinated discount notes outstanding is approximately $36.0 million.

   Credit Agreement: On February 19, 1999, we entered into a Credit Agreement with Comerica Bank (formerly Imperial Bank), for itself and as agent of Bank Austria Creditanstalt Corporate Finance, Inc. ("Bank Austria" and, together with Comerica Bank, the "Lenders"). On September 26, 2000, we amended the credit agreement to release Bank Austria from its obligations under the credit agreement. The amended credit agreement provided for a credit facility of up to $13.0 million, consisting of a revolving loan of $10.0 million and a term loan of $3.0 million, and released us from its obligation to maintain minimum deposits with Comerica Bank. On December 21, 2001 we amended the credit agreement to increase the credit facility and on February 22, 2002, we amended the credit agreement to modify certain existing covenants. The amended credit agreement provides for a credit facility of up to $25.0 million, consisting of a revolving loan of $10.0 million and a term loan of $15.0 million. The maturity date of the revolving loan, as amended, is October 15, 2003. The

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

maturity date of the term loan is December 4, 2006. If, however, the revolving loan is not renewed, any amounts outstanding under the term loan becomes payable when the revolving loan matures. The amended credit agreement bears interest at Comerica Bank's prime rate plus 50 basis points (5.25% at December 31, 2001). The amended credit agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, prohibits us from paying dividends without Comerica Bank's consent.

   In connection with the credit agreement, we issued to each of the Lenders a warrant to purchase 51,326 shares of its common stock. The exercise price for the warrants was $12.177 per share. The values of the warrants were recorded as common stock and represent discounts, which are being amortized ratably over the term of the related debt. The unamortized value, as of September 26, 2000, of the warrant issued to Bank Austria was recognized as interest expense upon the release of Bank Austria from the credit agreement. During February 2001, Comerica Bank net exercised its warrant in full to purchase 18,963 shares of our common stock. In September 2001, Bank Austria net exercised its warrant in full to purchase 17,992 shares of our common stock.

NOTE 5:  COMMITMENTS

   Lease commitments: We have entered into three lease agreements for office space that commenced April 1, 1997, September 1, 1997 and August 1, 2000 and which expire on March 31, 2002, August 31, 2004 and July 31, 2005, respectively. The agreements require us to pay a portion of operating costs and minimum monthly payments, which escalate annually, based on a stated schedule. Each agreement allows us to renew each lease for one consecutive period of five years.

   We have entered into capital lease agreements to finance the acquisition of certain automobiles. We retain title to such assets. These capital leases have terms of 36 months at imputed interest rates that range from 6.7% to 11.7%. Assets under capital lease obligations aggregated $4.1 million, and $3.9 million, net of $1.8 million and $1.4 million of accumulated amortization, at December 31, 2001 and 2000, respectively.

   A summary of our minimum lease obligations at December 31, 2001 is as follows:

                                                             Capital Operating
                                                             Leases   Leases
                                                             ------- ---------
                                                              (in thousands)
 2002....................................................... $1,015   $1,189
 2003.......................................................    627    1,123
 2004.......................................................    179      760
 2005.......................................................     --       --
                                                             ------   ------
 Total minimum lease commitments............................  1,821   $3,072
                                                                      ======
 Less amounts representing interest.........................   (164)
                                                             ------
 Present value of lease obligation..........................  1,657
 Less current portion.......................................   (898)
                                                             ------
 Long-term portion.......................................... $  759
                                                             ======

   Rental expense was $1.4 million for each of the years ended December 31, 2001, 2000 and 1999, respectively.

   Service providers: As of December 31, 2001, we had outstanding service contracts with several service providers. These contracts generally cover a one- to two-year period and have cancellation clauses ranging from 30 to 60 days.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Purchase commitments: We have entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases in the amount of $4.0 million in 2002.

   Concentration of suppliers: We currently buy a significant component of the Coinstar unit from two suppliers. Although there are a limited number of suppliers for the component, we believe that other suppliers could provide similar equipment, which would require certain modifications. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could materially adversely affect future operating results.

   Letter of credit: At December 31, 2001, we had a secured irrevocable letter of credit with a bank totaling $5.5 million. This letter of credit, which expires on March 31, 2002, is available to collateralize certain of our obligations to third parties. At December 31, 2001, no amounts were outstanding under this letter of credit agreement.

NOTE 6:  DISCONTINUED OPERATIONS

   We have discontinued the operations of our Meals.com subsidiary. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

   In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com branded and Nestle branded web sites. All other web site operations of Meals.com ceased as of September 30, 2001. The loss on disposal of our Meals.com business was $3.4 million. Included in the loss was a write-down of the value of Meals.com assets totaling $2.4 million and costs incurred as a result of the wind-down of the Meals.com business, which totaled $1.0 million.

   Summarized below are the operating results for the Meals.com business, which are included in the accompanying consolidated statements of operations, under the caption "Loss from discontinued operations." Also included below is the loss on the disposal of the Meals.com business, which is reported in the accompanying consolidated statements of operations under the caption "Loss on disposal of discontinued operations."

                                                         Year ended December 31,
                                                       --------------------------
                                                        2001      2000     1999
                                                       -------  --------  -------
                                                             (in thousands)
Revenue............................................... $   619  $    480  $    44
Operating expenses....................................   7,321    15,485    2,306
                                                       -------  --------  -------
   Operating loss.....................................  (6,702)  (15,005)  (2,262)
Interest, other income and minority interest, net.....     965     2,165     (150)
                                                       -------  --------  -------
Loss from discontinued operations.....................  (5,737)  (12,840)  (2,412)
Loss on disposal of discontinued operations...........  (3,390)       --       --
                                                       -------  --------  -------
   Loss from discontinued operations.................. $(9,127) $(12,840) $(2,412)
                                                       =======  ========  =======

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   For financial reporting purposes, the assets, liabilities and provision for losses of the discontinued operations are combined and classified in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 under the captions "Cash and other current assets from discontinued operations, net" and "Assets from discontinued operations" and are summarized below. Cash flows from the discontinued operations are also stated separately on the accompanying consolidated statements of cash flows.

                                                                December 31,
                                                               -------------
                                                               2001    2000
                                                               ----   ------
                                                               (in thousands)
   Current:
      Cash and cash equivalents............................... $ --   $7,990
      Prepaid expenses and other current assets...............   --      897
      Accounts payable........................................   --     (837)
      Accrued liabilities.....................................   --     (913)
                                                               ----   ------
                                                               $ --   $7,137
                                                               ====   ======
   Non-current:
      Property and equipment and other assets................. $ --   $6,399
                                                               ====   ======

NOTE 7:  AGREEMENTS WITH MINORITY STOCKHOLDERS OF MEALS.COM

   We entered into a Securities Purchase Agreement dated June 21, 2001, with the minority stockholders of Meals.com, our majority owned subsidiary, pursuant to which we agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders for a purchase price of $1.0 million. The purchase price was payable in Coinstar's common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The common stock issued to the minority stockholders of Meals.com was registered with the SEC on Form S-3 in August 2001.

NOTE 8:  STOCKHOLDERS' EQUITY

   Common Stock

   In April 1999, we acquired certain assets consisting of Internet domain names, fixed assets, contracts and web site content from Nu World Marketing Limit Inc. In consideration for the purchase, we issued 25,000 shares of common stock.

   In June 1999, we completed a public offering of 4,000,000 shares of our common stock at a purchase price of $22.375 per share for net proceeds of approximately $83.8 million, net of issuance costs. In July 1999, the underwriters exercised their option to purchase additional 466,400 shares of our common stock at a purchase price of $22.375 per share for net proceeds of approximately $9.8 million, net of issuance costs.

   In October 1999, we issued 30,000 shares of our common stock in partial consideration for an option to purchase CoinBank Automated Systems, Inc. Upon the expiration of the option, we decided not to buy CoinBank Automated Systems, Inc.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Warrants

   Certain warrants issued between June 28, 1993 and December 15, 1995 had expiration dates from June 28, 1998 to December 15, 2000, and have been recorded at amounts that reflect our best estimate of fair value on the date of issuance.

   On March 3, 1999, we acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $15.63 per share, which expires on March 2, 2004.

   A summary of the warrants outstanding for the three years in the period ended December 31, 2001, follows:

                                                            Common Stock
                                                     --------------------------
                                                     Number of
                                                      Shares    Exercise Price
                                                     ---------  ---------------
 OUTSTANDING, December 31, 1999..................... 1,027,652  $11.40 - $15.63
    Forfeited.......................................  (900,000)  11.40 -  15.61
                                                     ---------
 OUTSTANDING, December 31, 2000.....................   127,652   12.18 -  15.63
    Exercised.......................................  (102,652)           12.18
                                                     ---------
 OUTSTANDING, December 31, 2001.....................    25,000            15.63
                                                     =========

NOTE 9:  STOCK-BASED COMPENSATION PLANS

   Stock Options

   During 2001, we granted options to employees under the 2000 Equity Incentive Plan (the "2000 Plan") and the 1997 Equity Incentive Plan, as amended, (the "1997 Plan"), which generally vest over four years and expire after 10 years. The 1997 Plan is an amendment and restatement of our 1992 Stock Option Plan, as amended. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 3,580,000 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $24.55 per share, which represented our best estimate of fair market value at the dates of grant. We did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

   In March 1997, we adopted the Non-Employee Directors' Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 200,000 shares of common stock for issuance under the Non-Employee Directors' Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.75 and $25.13 per share, which represented the fair market value at the date of grant.

   In March 2002, an employee resigned and in accordance with her employment agreement, will receive certain benefits effective March 8, 2002, the date of her resignation. Such benefits include separation pay totaling approximately $133,000 payable over a nine-month period, nine months of continued health insurance benefits, including dependent care coverage, and vesting of all unvested stock options. In connection with the accelerated stock option vesting, we will record compensation expense of approximately $450,000 in the quarter ending March 31, 2002.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   In June 2001, we entered into a separation and consulting agreement with an employee that provides certain benefits effective June 20, 2001, the date of the employee's resignation. Such benefits included consulting pay totaling $500,000 payable over two years, two years' continued health insurance benefits, including dependent care coverage, and continued vesting of the employee's unvested stock options. In connection with the continued stock option vesting, we recorded compensation expense of $181,000 in 2001 for this individual.

   In November 2000, we entered into a separation agreement with an employee that provides certain benefits effective November 15, 2000, the date of the employee's resignation. Such benefits included severance pay totaling $300,000 payable over a twelve-month period, one year of continued health insurance benefits, including dependent care coverage, and vesting of the employee's unvested stock options. In connection with the accelerated stock option vesting, we recorded compensation expense of $505,000 in 2000.

   The price ranges of all options exercised were $0.25 to $13.38 in 1999, $0.40 to $11.75 in 2000 and $0.40 to $19.25 in 2001. At December 31, 2001,
there were 3,161,259 shares of unissued common stock reserved for issuance under the 1997 Plan and the 2000 Plan of which 248,909 shares were available for future grants. Numbers of common stock options under the plans are as follows as of December 31:

                                             2001                2000                1999
                                      ------------------- ------------------- -------------------
                                                 Weighted            Weighted            Weighted
                                                 average             average             average
                                                 exercise            exercise            exercise
                                       Shares     price    Shares     price    Shares     price
                                      ---------  -------- ---------  -------- ---------  --------
Number of common shares under option:
 Outstanding, beginning of year...... 3,025,664   $11.03  2,801,869   $10.03  1,678,559   $ 7.08
 Granted.............................   856,749    22.66    824,000    13.63  1,567,654    12.14
 Exercised...........................  (888,724)    9.17   (165,014)    6.04   (224,453)    3.61
 Canceled or expired.................   (81,339)   12.39   (435,191)   11.39   (219,891)    9.01
                                      ---------           ---------           ---------
Outstanding, end of year............. 2,912,350    14.98  3,025,664    11.03  2,801,869    10.03
                                      =========           =========           =========
Exercisable, end of year............. 1,201,548    11.57  1,444,443     9.66    805,063     8.13
                                      =========           =========           =========

   The following table summarizes information about common stock options outstanding at December 31, 2001:

                                Options Outstanding                        Options Exercisable
                --------------------------------------------------- ----------------------------------
                Number of options                                   Number of options
                 outstanding at   Weighted average                   exercisable at
                  December 31,       remaining     Weighted average   December 31,    Weighted average
Exercise price        2001        contractual life  exercise price        2001         exercise price
--------------  ----------------- ---------------- ---------------- ----------------- ----------------
$ 0.25 - $ 7.75       101,437           5.19            $ 3.94             86,980          $ 3.64
  8.00                187,039           6.11              8.00            173,531            8.00
  8.56 -  10.00       200,117           6.07              9.80            154,850            9.80
 10.13 -  14.00     1,044,548           7.54             11.34            549,840           11.37
 14.13 -  21.75       738,784           8.95             17.46            159,097           16.10
 23.30 -  25.13       640,425           9.79             23.46             77,250           24.19
                    ---------                                           ---------
                    2,912,350                                           1,201,548
                    =========                                           =========

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


   Stock Purchase Plan

   In March 1997, we adopted the Employee Stock Purchase Plan (the "ESPP") under Section 423(b) of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. During 2001, shareholders approved an increase of 200,000 shares eligible for issuance under the ESPP, bringing the total number of shares reserved for issuance to 600,000. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During December 31, 2001, stock purchases totaling $760,000 were made as a result of payroll deductions from employees. Actual shares purchased by participating employees during December 31, 2001 totaled 54,319 at an average price of $14.00.

   Pro forma Net Loss

   We apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. Accordingly, no compensation cost has been recognized for our stock option grants. The weighted average fair value of options granted during 2001, 2000 and 1999 were $22.66, $13.63 and $8.04, respectively. The fair value of each option granted during 2001, 2000 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 78%, 83%, and 84% for 2001, 2000 and 1999, respectively; risk-free interest rates from 3.9% to 6.8%; and no dividends during the expected term. Had compensation costs for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed in SFAS No. 123, our net loss and net loss per share would have increased to the pro forma amounts indicated below:

                                                               December 31,
                                                   ------------------------------------
                                                      2001          2000        1999
                                                    --------      --------    --------
                                                   (in thousands, except per share data)
Net loss:
   As reported.................................... $ (7,386)     $(22,694)   $(21,373)
   Pro forma......................................  (12,058)      (26,677)    (24,641)
Net loss per share:
   Basic:
       As reported................................ $  (0.35)     $  (1.12)   $  (1.20)
       Pro forma..................................    (0.58)        (1.32)      (1.38)
   Diluted:
       As reported................................    (0.34)        (1.12)      (1.20)
       Pro forma..................................    (0.55)        (1.32)      (1.38)

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 10:  INCOME TAXES

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from continuing operations. The sources and tax effects of the differences are as follows:

                                                                 December 31,
                                                            -----------------------
                                                             2001    2000    1999
                                                            ------- ------- -------
Income tax at the federal statutory rate...................  34.0 % (34.0)% (34.0)%
State income taxes, net of federal benefit.................   3.5 %    --      --
Research and development credits...........................   6.1 %    --      --
Other......................................................   4.8 %  (1.0)%  (0.1)%
Valuation allowance changes affecting the provision for
  income taxes............................................. (48.4)%  35.0 %  34.1 %
                                                            ------- ------- -------
                                                              0.0 %   0.0 %   0.0 %
                                                            ======= ======= =======

   Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2001 and 2000 as follows:

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (in thousands)
Depreciation and amortization.............................. $ (3,839) $ (5,195)
                                                            --------  --------
Total deferred tax liabilities.............................   (3,839)   (5,195)
                                                            --------  --------
Tax loss and credit carry forwards.........................   48,518    41,486
Subordinated debt discount amortization....................    7,952     7,140
Other......................................................      969       794
                                                            --------  --------
Total deferred tax assets..................................   57,439    49,420
                                                            --------  --------
Net deferred tax asset.....................................   53,600    44,225
Valuation allowance........................................  (53,600)  (44,225)
                                                            --------  --------
                                                            $     --  $     --
                                                            ========  ========

   A valuation allowance in the full amount of the net deferred tax asset balance has been established as we believe sufficient uncertainty exists regarding the ability to realize such tax assets in the future. The net change in the valuation allowance during the years ended December 31, 2001, 2000 and 1999 was $9.4 million, $9.0 million and $7.3 million, respectively.

   Deferred tax assets of approximately $3.4 million at December 31, 2001 pertain to certain net operating loss carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards are accounted for as a credit to common stock rather than a reduction of the income tax provision.

   At December 31, 2001, we had net operating loss and credit carry forwards in the amount of $128.9 million that will expire through 2021. Changes in ownership, as defined by Section 382 of the IRS Code, may limit the amount of net operating loss carryforwards used in any one year.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 11:  INCOME (LOSS) PER SHARE

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

   The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

                                                             Year ended December 31,
                                                        --------------------------------
                                                           2001        2000        1999
                                                         --------    --------    --------
                                                        (in thousands, except share data)
Numerator:
  Net income (loss) from continuing operations......... $  1,741     $ (9,854)   $(15,711)
  Net loss from discontinued operations................   (9,127)     (12,840)     (2,412)
  Net loss from extraordinary item.....................       --           --      (3,250)
                                                         --------    --------    --------
   Net loss............................................ $ (7,386)    $(22,694)   $(21,373)
                                                         ========    ========    ========
Denominator:
  Weighted average shares for basic calculation........   20,869       20,271      17,857
   Warrants............................................       21           --          --
   Incremental shares from employee stock options......      954           --          --
                                                         --------    --------    --------
Weighted average shares for diluted calculation........   21,844       20,271      17,857
                                                         ========    ========    ========

NOTE 12:  RETIREMENT PLAN

   In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 15% of annual compensation and 50% employer matching contributions of up to 6% of annual compensation. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $566,000, $443,000 and $140,000 to the plan for the years ended December 31, 2001, 2000 and 1999.

NOTE 13:  TERMINATION OF SUPPLIER RELATIONSHIP

   Through April 1999, Scan Coin AB of Malmo, Sweden, was our sole source provider of our coin counting devices. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin claimed that we had breached the contract and made claims to certain of our intellectual property. On May 5, 1999, Scan Coin terminated its agreement with us and reasserted the breach of contract claim and the claim to certain of our intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence.

                                COINSTAR, INC.

                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


NOTE 14:  BUSINESS SEGMENT INFORMATION

   Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

   We are organized into two reportable business segments: our North American core business (which includes the United States and Canada) and our International business (which includes the United Kingdom). As mentioned in
Note 6, we discontinued operations of our Meals.com segment. Accordingly, information regarding Meals.com has been excluded from the segment disclosure information below.

                                                     Year Ended December 31,
                                                  ----------------------------
                                                    2001      2000      1999
                                                  --------  --------  --------
                                                         (in thousands)
Revenue:
  North American core business................... $127,707  $102,201  $ 77,574
  International business.........................    1,645       408       114
                                                  --------  --------  --------
   Total revenues................................ $129,352  $102,609  $ 77,688
                                                  ========  ========  ========
Net income (loss) from continuing operations:
  North American core business................... $  4,092  $ (8,880) $(14,489)
  International business.........................   (2,351)     (974)   (1,222)
                                                  --------  --------  --------
   Total net income (loss)....................... $  1,741  $ (9,854) $(15,711)
                                                  ========  ========  ========

                                                               December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                              (in thousands)
Total assets:
  North American core business............................. $172,598  $157,765
  International business...................................    6,327       758
  Net assets from discontinued operations..................       --    13,536
  Intercompany eliminations................................   (7,738)  (16,022)
                                                            --------  --------
   Total assets............................................ $171,187  $156,037
                                                            ========  ========

                                  EXHIBIT INDEX


Exhibit Number                        Description of Document
--------------                        -----------------------
   3.1(1)          Amended and Restated Certificate of Incorporation of the
                   Registrant.
   3.2(1)          Amended and Restated Bylaws of the Registrant.
   4.1             Reference is made to Exhibits 3.1 through 3.2.
   4.2(1)          Specimen Stock Certificate.
   4.3(1)          Second Amended and Restated Investor Rights Agreement, dated
                   August 27, 1996, between the Registrant and certain
                   investors, as amended October 22, 1996.
   4.4(1)          Indenture between Registrant and The Bank of New York dated
                   October 1, 1996.
   4.5(1)          Warrant Agreement between Registrant and The Bank of New York dated October 22, 1996.
   4.6(1)          Senior subordinated discount notes Registration Rights
                   Agreement between Registrant and Smith Barney Inc. dated
                   October 22, 1996.
   4.7(1)          Warrant Registration Rights Agreement between Registrant and
                   Smith Barney Inc. dated October 22, 1996.
   4.8(1)          Specimen 13% Senior Discount Note Due 2006.
   4.9(3)          Rights Agreement dated as of November 12, 1998 between
                   Registrant and American Securities Transfer and Trust, Inc.
   4.10(3)         Registrant's Certificate of Designation of Series A Preferred
                   Stock. Reference is made to Exhibit A of Exhibit 4.9.
   4.11(3)         Form of Rights Certificate. Reference is made to Exhibit B of
                   Exhibit 4.9.
   4.12(4)         Credit Agreement, dated February 19, 1999, between Coinstar,
                   Inc. and Comerica Bank (formerly Imperial Bank), for itself and as agent for Bank Austria Creditanstalt Corporate
                   Finance, Inc.
   4.13(7)         Fifth Amendment to Credit Agreement between Coinstar, Inc.
                   and Comerica Bank (formerly Imperial Bank), dated September
                   26, 2000.
   4.14            Seventh Amendment to Credit Agreement between Coinstar, Inc.
                   and Comerica Bank (formerly Imperial Bank), dated December
                   21, 2001.
   4.15            Eighth Amendment to Credit Agreement between Coinstar, Inc.
                   and Comerica Bank (formerly Imperial Bank), dated February
                   22, 2002.
   4.16            Ninth Amendment to Credit Agreement between Coinstar, Inc.
                   and Comerica Bank (formerly Imperial Bank), dated March 22,
                   2002.
   10.1(1)         Amended and Restated Registrant's 1997 Equity Incentive Plan.
   10.2(1)         Registrant's 1997 Employee Stock Purchase Plan.
   10.3(11)        Amended and Restated Registrant's 1997 Non-Employee
                   Directors' Stock Option Plan.
   10.4(1)         Form of Indemnity Agreement between the Registrant and its executive officers and directors.

Exhibit Number                         Description of Document
--------------                         -----------------------
   10.5(1)         Office Building Lease between Registrant and Factoria Heights dated June 1, 1994, as amended on January 24, 1997.
   10.6(1)         Sublease between Registrant and Maruyama U.S., Inc. dated
                   January 15, 1997.
   10.7(1)         Lease agreement between Registrant and Spieker Properties,
                   L.P. dated January 29, 1997.
   10.8(2)         Manufacturing Agreement between Registrant and SeaMed
                   Corporation dated May 14, 1998.
   10.9(1)         Purchase Agreement between Registrant and Smith Barney Inc.
                   dated October 22, 1996.
   10.10(11)       Registrant's 2000 Equity Incentive Plan.
   10.11(8)        Amendment No. 1 to Registrant's 1997 Equity Incentive Plan
                   dated March 15, 2001.
   10.12(8)        Amendment No. 1 to Registrant's 2000 Equity Incentive Plan
                   dated March 15, 2001.
   10.13(9)        Employment Agreement between William W. Booth and the
                   Registrant dated May 5, 2001.
   10.14(9)        Employment Agreement between Carol Lewis and the Registrant dated June 18, 2001.
   10.15(9)        Employment Agreement between Diane Renihan and the Registrant dated June 18, 2001.
   10.16(9)        Employment Agreement between Richard Stillman and the
                   Registrant dated June 18, 2001.
   10.17(9)        Agreement between Jens Molbak and the Registrant dated
                   June 14, 2001.
   10.18(9)        Securities Purchase Agreement Among the Registrant and
                   Certain Stockholders of Meals.com, Inc., dated as of June 21,
                   2001.
   10.19(9)        Form of Release Agreement.
   10.20(10)       Employment Agreement between Dave Cole and the Registrant
                   dated October 3, 2001.
   10.21           Coinstar, Inc. Stock Option Agreement, Grant to Chief
                   Executive Officer
   12.1            Ratio of Earnings to Fixed Charges.
   21.1(6)         Subsidiaries.
   23.1            Consent of Deloitte & Touche LLP.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-4 (No. 333-33233).

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (File Number 000-22555).

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (File Number 000-22555).

(4) Incorporated by reference to the Registrant's current Report on Form 8-K filed by Coinstar on March 3, 1999 (File Number 000-22555).

(5) Incorporated by reference to the Current Report on Form 8-K filed by Coinstar on February 18, 2000 (File Number 000-22555).

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 000-22555).

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000 (File Number 000-22555).

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File Number 000-22555).

(9) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File Number 000-22555).

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (File Number 000-22555).

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.