Form 10-Q
period 2002-03-31
COINSTAR INC
filed 2002-05-13
CIK 941604

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ___________________

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                      For The Quarter Ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 000-22555

                              ___________________

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

                              ___________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                             Outstanding at April 30, 2002
   Common Stock, $0.001 par value                           21,757,679

================================================================================

                                 COINSTAR, INC.

                                    FORM 10-Q
                                      Index

PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements:

          Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31,
             2001 .............................................................................................   Page 3

          Consolidated Statements of Operations for the three month periods ended March 31, 2002 and
             March 31, 2001 (unaudited) .......................................................................   Page 4

          Consolidated Statement of Stockholders' Equity for the three month period ended
             March 31, 2002 (unaudited) .......................................................................   Page 5

          Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and
             March 31, 2001 (unaudited) .......................................................................   Page 6

          Notes to Consolidated Financial Statements for the three month periods ended March 31, 2002
             and March 31, 2001 (unaudited) ...................................................................   Page 7

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations .......................................................................................   Page 11

PART II. OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K .....................................................................   Page 21

SIGNATURE .....................................................................................................   Page 22

EXHIBIT INDEX .................................................................................................   Page 23

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                                 COINSTAR, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                       March 31,   December 31,
                                                                                                         2002         2001
                                                                                                      ---------    ---------
                                                                                                     (unaudited)
                                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ....................................................................   $  44,266    $  52,267
     Cash due to retailers ........................................................................      53,384       53,668
     Prepaid expenses and other current assets ....................................................       2,052        1,978
                                                                                                      ---------    ---------
          Total current assets ....................................................................      99,702      107,913
PROPERTY AND EQUIPMENT:
     Coinstar units ...............................................................................     140,599      137,308
     Computers ....................................................................................       8,306        7,751
     Office furniture and equipment ...............................................................       1,252        1,490
     Leased vehicles ..............................................................................       4,353        4,183
     Leasehold improvements .......................................................................         572          572
                                                                                                      ---------    ---------
                                                                                                        155,082      151,304
     Accumulated depreciation .....................................................................     (94,840)     (89,215)
                                                                                                      ---------    ---------
                                                                                                         60,242       62,089
OTHER ASSETS ......................................................................................         933        1,185
                                                                                                      ---------    ---------
TOTAL .............................................................................................   $ 160,877    $ 171,187
                                                                                                      =========    =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................................................   $   4,614    $   5,810
     Accrued liabilities payable to retailers .....................................................      53,384       53,668
     Accrued liabilities ..........................................................................       9,862       11,839
     Current portion of long-term debt and capital lease obligations ..............................       4,484          898
                                                                                                      ---------    ---------
          Total current liabilities ...............................................................      72,344       72,215
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ......................................................      48,305       61,745
                                                                                                      ---------    ---------
          Total liabilities .......................................................................     120,649      133,960
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.001 par value--Authorized, 5,000,000 shares; no
     shares issued and outstanding ................................................................          --           --
   Common stock, $0.001 par value--Authorized, 45,000,000 shares; issued and
     outstanding, 21,682,400 and 21,403,656 shares at 2002 and 2001, respectively .................     174,435      171,059
     Accumulated other comprehensive income (loss) ................................................         (55)          34
     Accumulated deficit ..........................................................................    (134,152)    (133,866)
                                                                                                      ---------    ---------
     Total stockholders' equity ...................................................................      40,228       37,227
                                                                                                      ---------    ---------
TOTAL .............................................................................................   $ 160,877    $ 171,187
                                                                                                      =========    =========

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 Three Month Periods Ended
                                                                                         March 31,
                                                                                   2002            2001
                                                                                 --------       ----------
REVENUE ......................................................................   $ 33,165       $   27,200

EXPENSES:

     Direct operating ........................................................     15,189           12,878
     Regional sales and marketing ............................................        534              370
     Product research and development ........................................      1,234              997
     Selling, general and administrative .....................................      5,774            4,968
     Depreciation and amortization ...........................................      6,610            6,763
                                                                                 --------       ----------
            Income from operations ...........................................      3,824            1,224

OTHER INCOME (EXPENSE):
     Interest income .........................................................         93              180
     Interest expense ........................................................     (1,701)          (2,079)
     Other expense ...........................................................        (30)              --
                                                                                 --------       ----------

            Income (loss) from continuing operations .........................      2,186             (675)
DISCONTINUED OPERATIONS:
   Loss from discontinued operations .........................................         --           (3,361)
                                                                                 --------       ----------
        Income (loss) before extraordinary item ..............................      2,186           (4,036)
EXTRAORDINARY ITEM:
   Loss related to early retirement of debt ..................................     (2,472)              --
                                                                                 --------       ----------

NET LOSS .....................................................................   $   (286)      $   (4,036)
                                                                                 ========       ==========

NET INCOME (LOSS) PER SHARE:
   Basic:
     Continuing operations ...................................................   $   0.10       $    (0.03)
     Discontinued operations .................................................         --            (0.17)

     Extraordinary item ......................................................      (0.11)              --
                                                                                 --------       ----------

         Net loss per share ..................................................   $  (0.01)      $    (0.20)
                                                                                 ========       ==========

   Diluted:
     Continuing operations ...................................................   $   0.10       $    (0.03)


     Discontinued operations .................................................         --            (0.17)

     Extraordinary item ......................................................      (0.11)              --
                                                                                 --------       ----------
         Net loss per share ..................................................   $  (0.01)      $    (0.20)
                                                                                 ========       ==========


                 See notes to consolidated financial statements.

                                 COINSTAR, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three Month Period Ended March 31, 2002
                        (in thousands, except share data)
                                   (unaudited)

                                                                            Accumulated
                                                                              Other
                                                       Common Stock       Comprehensive    Accumulated
                                                  ---------------------
                                                    Shares      Amount     Income (Loss)     Deficit        Total
                                                  ---------    --------    -------------   -----------    ---------
       BALANCE, January 1, 2002  .............  21,403,656     $171,059       $ 34        $ (133,866)      $37,227
       Issuance of shares under employee
           stock purchase plan ...............      16,668          344                                        344
       Exercise of stock options .............     262,076        2,424                                      2,424
       Non-cash stock-based
          compensation expense ...............                      608                                        608
       Comprehensive loss:
            Net loss .........................                                                  (286)         (286)
            Other comprehensive loss:
               Foreign currency translation
               adjustments ...................                                 (89)                            (89)
                                                                                                          ---------
       Comprehensive loss ....................                                                                (375)
                                                ----------    ---------     -------        ----------     ---------
       BALANCE, March 31, 2002 ...............  21,682,400     $174,435      $ (55)        $(134,152)     $ 40,228
                                                ==========    =========     =======        ==========     =========





                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Three Month Periods Ended
                                                                                             March 31,
                                                                                        2002        2001
                                                                                    ---------    ---------
OPERATING ACTIVITIES:
Net loss ........................................................................   $    (286)   $  (4,036)
    Loss from discontinued operations ...........................................          --        3,361
    Loss related to early retirement of debt ....................................       2,472           --
                                                                                    ---------    ---------
Income (loss) from continuing operations ........................................       2,186         (675)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
    Depreciation and amortization ...............................................       6,610        6,763
    Debt discount amortization ..................................................          28           31
    Non-cash stock-based compensation ...........................................         608           --
    Unrealized gain (loss) on foreign currency translation ......................         (89)          (2)
Cash provided (used) by changes in operating assets and liabilities:
    Prepaid expenses and other current assets ...................................         (84)         400
    Other assets ................................................................        (183)         (69)
    Accounts payable ............................................................      (1,178)      (1,629)
    Payables to retailers .......................................................        (284)          --
    Accrued liabilities .........................................................      (1,977)         298
                                                                                    ---------    ---------
Net cash provided by continuing operations ......................................       5,637        5,117
Net cash provided by discontinued operations ....................................          --          474
                                                                                    ---------    ---------
    Net cash provided by operating activities ...................................       5,637        5,591

INVESTING ACTIVITIES:
    Purchase of fixed assets ....................................................      (4,462)      (4,113)
    Proceeds from sale of fixed assets ..........................................          27            3
                                                                                    ---------    ---------
Net cash used by continuing operations ..........................................      (4,435)      (4,110)
Net cash used by discontinued operations ........................................          --         (423)
                                                                                    ---------    ---------
    Net cash used by investing activities .......................................      (4,435)      (4,533)

FINANCING ACTIVITIES:
    Principal payments on long-term debt ........................................     (25,255)        (263)
    Borrowings on long-term debt obligations ....................................      15,000           --
    Proceeds from exercise of stock options and issuance of shares under employee
      stock purchase plan .......................................................       2,768        1,848
                                                                                    ---------    ---------
Net cash provided (used) by continuing operations ...............................      (7,487)       1,585
Net cash used for early retirement of debt ......................................      (2,000)          --
                                                                                    ---------    ---------
    Net cash provided (used) by financing activities ............................      (9,487)       1,585


Net cash provided (used) by continuing operations ...............................      (6,285)       2,592
Net cash provided by discontinued operations ....................................          --           51
Net cash used for early retirement of debt ......................................      (2,000)          --
                                                                                    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................      (8,285)       2,643

CASH AND CASH EQUIVALENTS:
    Beginning of period .........................................................     105,935       70,684
                                                                                    ---------    ---------
    End of period ...............................................................   $  97,650    $  73,327
                                                                                    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest ....................................   $   1,271    $      50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Purchase of vehicles financed by capital lease obligation ...................   $     248    $     291
    Financing costs on retirement of debt .......................................   $     472    $      --
    Cashless exercise of warrants ...............................................   $      --    $     362

                See notes to consolidated financial statements.

                                 COINSTAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Three Month Periods Ended March 31, 2002 and 2001
                                   (unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Company: We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception, and as of March 31, 2002, had an installed base of 9,854 units located in supermarkets and financial institutions in 46 states, the District of Columbia, Canada and the United Kingdom.

     Basis of Presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

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

NOTE 2: DEBT RESTRUCTURING

     Revolving Credit Facility: On December 21, 2001, we amended our credit agreement with Comerica Bank - California to increase the credit facility to allow us to repurchase a portion of our 13% senior subordinated discount notes, and on February 22, 2002, we amended the credit agreement again to modify certain existing covenants. The amended credit agreement provides for a credit facility of up to $25.0 million, consisting of a revolving loan of $10.0 million and a term loan of $15.0 million. The maturity date of the revolving loan, as amended, is October 15, 2003. The maturity date of the term loan is December 4, 2006. If, however, the revolving loan is not renewed, any amounts outstanding under the term loan becomes payable when the revolving loan matures. The amended credit agreement bears interest at LIBOR plus 250 basis points (4.4% at March 31, 2002). The amended credit agreement requires us to maintain certain financial covenants during the term of the agreement, which, among other things, prohibits us from paying dividends without Comerica Bank's consent.

     Early Retirement of Debt: On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes through the use of our $15.0 million term loan with Comerica Bank. In connection with these repurchases, we recorded an extraordinary charge of $2.5 million in the quarter ended March 31, 2002 consisting of the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness. As of March 31, 2002, the outstanding balance of our 13% senior subordinated discount notes is $36.0 million and the outstanding balance of our credit facility is $15.5 million.

     Subsequent Event: On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank
- California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of its capital stock.

     Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances will be based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points.

     The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on liens, investments, capital expenditures, indebtedness, restricted payments, fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum net cash balance, all as defined in the credit agreement.

     Quarterly principal payments on the outstanding term loan begin September 30, 2002 and are based on the repayment terms as specified in the credit agreement. The credit facility matures on May 21, 2005 at which time all outstanding principal and interest is due. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on us maintaining certain consolidated leverage ratios. We have not drawn on this credit facility, however, we anticipate doing so on May 21, 2002, in order to pay off the remaining principal on our 13% senior subordinated discount notes totaling $36.0 million and our existing $15.5 million credit facility with Comerica.

NOTE 3: STOCK BASED COMPENSATION PLANS

     On March 8, 2002, a senior executive resigned and, in accordance with her employment agreement, began receiving certain benefits effective as of the date of her resignation. Such benefits include separation pay totaling approximately $133,000 payable over a nine-month period, nine months of continued health insurance benefits, including dependent care coverage, and vesting of all unvested stock options. In connection with the accelerated stock option vesting, we have recorded compensation expense of approximately $450,000 in the quarter ending March 31, 2002.

NOTE 4: INCOME (LOSS) PER SHARE

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

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

                                                                          Three Month Periods
                                                                             Ended March 31,
                                                                          2002          2001
                                                                        -------       --------
            Numerator:
               Net income (loss) from continuing operations ..........  $ 2,186       $   (675)
               Net loss from discontinued operations .................       --         (3,361)
               Net loss from extraordinary item ......................   (2,472)            --
                                                                        -------       --------
                Net loss .............................................  $  (286)      $ (4,036)
                                                                        =======       ========
            Denominator:
               Weighted average shares for basic calculation .........   21,539         20,502
                Warrants .............................................       12             --
                Incremental shares from employee stock options .......    1,072             --
                                                                        -------       --------
            Weighted average shares for diluted calculation ..........   22,623         20,502
                                                                        =======       ========

NOTE 5: BUSINESS SEGMENT INFORMATION

     Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

     We are organized into two reportable business segments: the North American core business (which includes the United States and Canada), and our International business (which includes the United Kingdom). In 2001, we discontinued operations of our Meals.com business segment. Accordingly, information regarding Meals.com has been excluded from the segment disclosure set forth below. Information about our two reportable business segments is disclosed in the table below.

                                                                         Three Month Periods
                                                                           Ended March 31,
                                                                        2002           2001
                                                                     ---------      ------------
                                                                          (in thousands)
          Revenue:
               North American core business ......................   $  32,282       $   27,130
               International business ............................         883              153
               Intercompany eliminations and reclassifications ...          --              (83)
                                                                     ---------       ----------
                    Total revenues ...............................   $  33,165       $   27,200
                                                                     =========       ==========
          Net income (loss) from continuing operations:
               North American core business ......................   $   2,503       $       11
               International business ............................        (317)            (113)
               Intercompany eliminations and reclassifications ...          --             (573)
                                                                     ---------       ----------
                    Total net income (loss) ......................   $   2,186       $     (675)
                                                                     =========       ==========

                                                                     March 31,      December 31,
                                                                        2002            2001
                                                                     ---------      ------------
                                                                          (in thousands)
          Total assets:
               North American core business ......................   $ 162,669       $ 172,598
               International business ............................       7,537           6,327
               Intercompany eliminations and reclassifications ...      (9,329)         (7,738)
                                                                     ---------       ---------
                    Total assets .................................   $ 160,877       $ 171,187
                                                                     =========       =========

NOTE 6: DISCONTINUED OPERATIONS

     We have discontinued the operations of our Meals.com subsidiary. We have accounted for this business segment as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB No. 30"). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

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

                                                                 Three Month Period
                                                                   Ended March 31,
                                                                        2001
                                                                 ------------------
                                                                   (in thousands)
          Revenue .............................................      $     327
          Operating expenses ..................................          4,256
                                                                     ---------
               Operating loss .................................         (3,929)
          Interest, other income and minority interest, net ...            568
                                                                     ---------
               Loss from discontinued operations ..............      $  (3,361)
                                                                     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption "Risk Factors", and those discussed elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

     We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar(R) units located in supermarket chains and financial institutions in 46 states across the United States, the District of Columbia and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers' coins are counted by the Coinstar unit. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trials of the units, (ii) the amount of consumer traffic in the stores in which the units are located, and
(iii) seasonality. We believe the seasonality affecting our coin processing volumes mirrors the seasonality patterns of our supermarket partners.

     We launched our North American core business with the installation of the first Coinstar unit in 1993. Since inception, our core business has counted and processed more than 110 billion coins worth over $5.0 billion in more than 150 million customer transactions. With over 200 retail partners (including supermarket chains and independent operators,) we currently operate more than 9,500 Coinstar units in 130 regional markets across North America. Our North American network of machines is installed in 46 states, the District of Columbia and Canada.

     On May 1, 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury's Supermarkets Ltd to begin installing additional machines in their stores. We are continuing the pilot with Tesco Stores Ltd and recently announced a new pilot with Makro Self Service Wholesalers Limited, the second largest wholesale warehouse club in the United Kingdom. We currently operate over 330 Coinstar units in the United Kingdom.

     In June 2001, we announced that we were taking steps to sell the assets of our Meals.com subsidiary in order to pursue an orderly wind-down of the business. We formed this subsidiary in December 1998 to explore the development and deployment of e-services technology. In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, web site content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com web site. All other operations of Meals.com ceased as of September 30, 2001.

     Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support and consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners, which we define as revenue sharing. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expense consists of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of management compensation, administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance and accounting, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on furniture and fixtures, leased automobiles, computer equipment and amortization of our deferred financing fees.

     Since 1995, we have devoted significant resources to building the sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses to date and an accumulated deficit of $134.2 million as of March 31, 2002. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service and to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. We envision the Coinstar unit as the touch-point for a range of consumer products and services. There can be no assurance, however, that any of these new initiatives will prove successful.

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

Recent Developments

     We recently announced that we do not intend, at this time, to expand our pilot of the prepaid MasterCard program or initiate a rollout because the parties involved have been unable to reach agreement on all material terms necessary to proceed.

Results of Continuing Operations

     Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

     The following table shows revenue and expense as a percent of revenue for the periods ended:

                                                                Three Month Periods
                                                                   Ended March 31,
                                                                  2002        2001
                                                               ---------   ---------
          Revenue ..........................................    100.0 %      100.0 %
          Expenses:
               Direct operating ............................     45.8         47.3
               Regional sales and marketing ................      1.6          1.3
               Product research and development ............      3.7          3.7
               Selling, general and administrative .........     17.4         18.3
               Depreciation and amortization ...............     20.0         24.9
                                                               ------       ------
          Income from operations ...........................     11.5 %        4.5 %
                                                               ======       ======

Three Month Periods Ended March 31, 2002 and 2001

     Revenue

     Revenue increased to $33.2 million for the three months ended March 31, 2002 from $27.2 million for the comparable 2001 period. The increase was due principally to an increase in the number and frequency of users, the increase in the number of Coinstar units in service during the 2002 period and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units in North America and the United Kingdom increased to 9,854 at March 31, 2002 from 8,604 units at March 31, 2001. The total dollar value of coins processed worldwide increased to $374.4 million during the three month period ended March 31, 2002 from $305.8 million in the comparable period in the prior year.

     Direct Operating Expenses

     Direct operating expenses increased to $15.2 million in the three months ended March 31, 2002 from $12.9 million in the comparable prior year period. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 21.9% increase in coin processing revenue, increases in field service and machine refurbishment expenses related to our expansion into new international and domestic regional markets, and an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the three month period. Direct operating expenses as a percentage of revenue decreased to 45.8% in the three months ended March 31, 2002 from 47.3% in the same period of 2001. The decrease in direct operating expenses as a percentage of revenue resulted from (i) a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, and
(ii) the realization of coin pick-up and processing cost economies attributable to regional densities and the utilization of cheaper, more efficient coin pick-up methods.

     Regional Sales and Marketing

     Regional sales and marketing expenses increased to $0.5 million in the quarter ended March 31, 2002 from $0.4 million in the comparable prior year quarter. The increase in regional marketing expense was the result of an increased level of advertising and other promotional activity, primarily in the United Kingdom. Regional sales and marketing as a percentage of revenue increased slightly to 1.6% in the three months ended March 31, 2002 from 1.3% in the same period of 2001.

     Product Research and Development

     Product research and development expenses increased to $1.2 million in the quarter ended March 31, 2002 from $1.0 million in the comparable prior year quarter. The increase in product research and development expense was due primarily to (i) an increase in compensation expenses including payroll taxes and employee benefits and (ii) an increase in consulting services for new product development. Product research and development as a percentage of revenue remained consistent at 3.7% in the three months ended March 31, 2002 and 2001.

     Selling, General and Administrative

     Selling, general and administrative expense increased to $5.8 million in the quarter ended March 31, 2002 from $5.0 million in the comparable prior year quarter. The principal component of such expenses was employee compensation. The increase of $0.8 million was due primarily to a non-cash stock-based compensation charge totaling $0.6 million as well as increased expenses attributed to our international operations in the United Kingdom. Selling, general and administrative expense as a percentage of revenue decreased to 17.4% in the quarter ended March 31, 2002 from 18.3% in the same period in the prior year.

     Depreciation and Amortization

     Depreciation and amortization expense decreased to $6.6 million in the quarter ended March 31, 2002 from $6.8 million in the comparable prior year quarter. The decrease in depreciation expense was due primarily to the net decrease in the number of Coinstar machines being depreciated. A greater number of Coinstar machines were fully depreciated between March 31, 2001 and March 31, 2002 than were newly installed in the same period. Depreciation and amortization as a percentage of revenue decreased to 20.0% in the three months ended March 31, 2002 from 24.9% in the same period in the prior year.

     Other Income and Expense

          Interest income decreased to $0.1 million in the three months ended March 31, 2002 from $0.2 million in the comparable period in 2001. The decrease in interest income is attributed to (i) a lower amount of cash allocated to investments associated with our decision to retire a portion of our long-term debt and (ii) lower interest rates on investments in the three months ended March 31, 2002, than in the same period in the prior year.

     Interest expense decreased to $1.7 million in the three months ended March 31, 2002 from $2.1 million in the comparable prior year period. The decrease in interest expense is primarily due to the retirement of $25.0 million of our 13% senior subordinated discount notes during the three months ended March 31, 2002, of which $15.0 million was replaced with a lower interest term loan.

     Net Income (Loss) from Continuing Operations

     In the quarter ended March 31, 2002, income from continuing operations was $2.2 million compared to a loss from continuing operations of $0.7 million in the same period in 2001. Income from continuing operations was due primarily to an increase in revenue and an improved direct operating margin. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar coin-counting machine network.

     Loss Related to Early Retirement of Debt

     On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes through the use of our $15.0 million term loan with Comerica Bank. In connection with these repurchases, we recorded an extraordinary charge of $2.5 million in the quarter ended March 31, 2002 consisting of the write-off of remaining debt acquisition costs and the payment of premiums associated with the early retirement of the indebtedness. As of March 31, 2002, the outstanding balance of our 13% senior subordinated discount notes was $36.0 million and the outstanding balance of our credit facility was $15.5 million.

Liquidity and Capital Resources

          As of March 31, 2002, we had cash and cash equivalents of $97.7 million and working capital of $27.4 million. Cash and cash equivalents include $53.4 million which represents cash due to our supermarket retail partners which were being processed by armored car carriers, or residing in Coinstar units at March 31, 2002. Net cash provided by continuing operating activities was $5.6 million for the three months ended March 31, 2002, compared to net cash provided by continuing operating activities of $5.1 million for the three months ended March 31, 2001. The increase in cash provided by operating activities was primarily the result of a $2.9 million increase in our net income from continuing operations and an increase in non-cash expenses of $0.4 million, offset by an increased use of cash for operating assets and liabilities during the three months ended March 31, 2002 compared to the prior year period. The increased use of cash for operating assets and liabilities in 2002 was primarily as a result of our payment of bonuses in February 2002 for amounts earned in 2001, as well as prepayments for insurance premiums, contractor services and software licenses.

     Net cash used by investing activities from continuing operations for the three months ended March 31, 2002 was $4.4 million compared to net cash used by investing activities of $4.1 million in the prior year quarter. Net cash used by investing activities was for capital expenditures incurred in each of the three months ended March 31, 2002 and 2001.

     Net cash used by financing activities for the three months ended March 31, 2002 was $9.5 million, which was primarily the result of retiring $25.0 million of our 13% senior subordinated discount notes and the payment of $2.0 million in premiums associated with the retirement of this debt. These payments were offset by cash provided by financing activities in the form of new borrowings on our lower interest debt of $15.0 million and proceeds from the exercise of stock options and employee stock purchases of $2.8 million. Net cash provided by financing activities for the three months ended March 31, 2001 was $1.6 million primarily relating to proceeds from the exercise of stock options and employee stock purchases of $1.8 million offset by principal payments on long-term debt.

     As of March 31, 2002, we had two irrevocable letters of credit that totaled $8.7 million. These letters of credit, which expire and are replaced at various times, are available to collateralize certain obligations to third parties. As of March 31, 2002, no amounts were outstanding under these letters of credit agreements. On March 31, 2002 our $3.2 million letter of credit expired and was replaced on April 1, 2002 with a $3.9 million letter of credit that expires on June 30, 2002.


     On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes through the use of our $15.0 million term loan with Comerica Bank. In connection with these repurchases, we recorded an extraordinary charge of $2.5 million in the quarter ended March 31, 2002 consisting of the write-off of debt acquisition costs and the payment of premiums associated with the early retirement of the indebtedness. As of March 31, 2002, the outstanding balance of our 13% senior subordinated discount notes was $36.0 million and the outstanding balance of our credit facility was $15.5 million.

     On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank - California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of its capital stock.

     Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances will be based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points.

     The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on liens, investments, capital expenditures, indebtedness, restricted payments, fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio, and a minimum net cash balance, all as defined in the agreement.

     Quarterly principal payments on the outstanding term loan begin September 30, 2002 and are based upon the repayment terms as specified in the agreement. The credit facility matures on May 21, 2005 at which time all outstanding principal and interest is due. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on the company maintaining certain consolidated leverage ratios. We have not yet drawn on this credit facility, however, we anticipate doing so on May 21, 2002, in order to pay off the remaining principal on our 13% senior subordinated discount notes totaling $36.0 million and our $15.5 million credit facility with Comerica. We will have quarterly principal payments of $2.7 million beginning September 30, 2002, increasing to $3.8 million per quarter beginning June 30, 2003 and ultimately increasing to $4.3 million per quarter beginning June 30, 2004, with all remaining principle and interest due May 21, 2005.

     We believe existing cash, cash equivalents, short-term investments, and amounts available to us under our new $90.0 million credit facility with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank - California will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the type and scope of service enhancements, our expansion into the United Kingdom and the cost of developing potential new product and service offerings and product and service enhancements.

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

                                                                         Three month periods ended
                                              March 31,  Dec. 31,  Sept. 30, June 30,  March 31, Dec. 31,  Sept. 30, June 30,
                                                2002       2001       2001     2001      2001      2000       2000    2000
                                              ---------  --------  --------- --------  --------- --------  --------- --------
                                                                    (in thousands, except per unit data)
Consolidated Statements of Operations:
Revenue ..................................... $ 33,165   $ 35,731  $ 35,176  $ 31,245  $ 27,200  $ 28,251  $ 28,663  $ 24,671
Expenses:
  Direct operating ..........................   15,189     15,729    15,667    13,798    12,878    12,984    13,045    11,733
  Regional sales and marketing ..............      534      3,141     3,176     2,501       370     2,402     4,906     3,567
  Product research and development ..........    1,234      1,068     1,108       989       997       916       907       867
  Selling, general and administrative .......    5,774      5,931     5,400     5,946     4,968     5,510     4,416     4,111
  Depreciation and amortization .............    6,610      6,709     6,394     6,483     6,763     6,635     6,018     6,021
                                              --------   --------  --------  --------  --------  --------  --------  --------
Income (loss) from operations ...............    3,824      3,153     3,431     1,528     1,224      (196)     (629)   (1,628)
Other income (expense), net .................   (1,638)    (1,961)   (1,862)   (1,873)   (1,899)   (1,992)   (1,669)   (1,682)
                                              --------   --------  --------  --------  --------  --------  --------  --------
Net income (loss) from continuing
  operations ................................    2,186      1,192     1,569     (345)      (675)   (2,188)   (2,298)   (3,310)
Discontinued operations:
  Loss related to discontinued operations ...       --        162        --    (5,928)   (3,361)   (5,222)   (3,588)   (2,148)
                                              --------   --------  --------  --------  --------  --------  --------  --------
Extraordinary item:
  Loss related to early retirement of debt ..   (2,472)        --        --        --        --        --        --        --
                                              --------   -------- ---------  --------  --------  --------  --------  -------
Net income (loss) ........................... $   (286)  $  1,354  $  1,569  $ (6,273) $ (4,036) $ (7,410) $ (5,886) $ (5,458)
                                              ========   ========  ========  ========  ========  ========  ========  ========

Net income (loss) per share, basic and
  diluted:
   Continuing operations .................... $   0.10   $   0.05  $   0.07  $  (0.02) $  (0.03) $  (0.11) $  (0.11) $  (0.16)
   Discontinued operations ..................       --       0.01        --     (0.28)    (0.17)    (0.25)    (0.18)    (0.11)
    Extraordinary items .....................    (0.11)       --         --        --        --        --        --        --
                                              --------   --------  --------  --------  --------  --------  --------  --------
      Net income (loss) per share ...........    (0.01)  $   0.06  $   0.07  $  (0.30) $  (0.20) $  (0.36) $  (0.29) $  (0.27)
                                              ========   ========  ========  ========  ========  ========  ========  ========

Selected Operating Data -- North American
core business:
Number of new Coinstar units installed
  during the period .........................      192        487        70       193        95       413       359       337
Installed base of Coinstar units at
  end of period .............................    9,519      9,327     8,840     8,770     8,577     8,482     8,069     7,710
 Average age of network for the period
  (months) ..................................     36.8       35.3      33.8      31.9      29.7      27.6      26.2      24.5
Designated marketing areas ..................      130        130       124       123       123       122       118       110
Dollar value of coins processed .............  362,607   $393,186  $389,208  $348,255  $303,799  $315,715  $320,655  $276,073
Revenue .....................................   32,282     35,005    34,652    31,029    27,130    28,107    28,546    24,576
Annualized revenue per average installed
  unit (1) ..................................   13,739     15,371    15,737    14,406    12,696    13,565    14,495    13,091
Direct contribution (2) .....................   17,670     19,968    19,412    17,461    14,373    15,195    15,569    12,890
Direct contribution margin (%) ..............     54.7%      57.0%     56.0%     56.3%     53.0%     54.1%     54.5%     52.4%
Annualized direct contribution per
  average installed unit (1)(2) ............. $  7,520   $  8,768  $  8,816  $  8,102  $  6,708  $  7,333  $  7,906  $  6,866
Regional sales and marketing ................      420      2,858     3,000     2,535       377     2,402     4,906     3,567
Product research and development ............    1,228      1,019     1,083       945       915       886       825       804
Selling, general and administrative .........    4,691      5,586     4,958     5,685     4,942     4,789     4,281     3,993
EBITDA (3) ..................................   11,061     10,505    10,371     8,296     8,139     7,118     5,557     4,526
EBITDA margin (%) ...........................       34%        30%       30%       27%       30%       25%       19%       18%

_____________________
(1) Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
(2) Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from continuing operations, net income (loss), or any other measure of performance under GAAP.
(3) EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, non-cash stock-based compensation and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. However, we believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

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

    Our ability to maintain sustained profitability remains uncertain. On a consolidated basis, we achieved net income from continuing operations of $2.2 million for the quarter ended March 31, 2002. We cannot be certain that we will maintain existing levels of customer utilization to sustain the level of profitability that we achieved in the first quarter of 2002, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to continue to drive new and repeat customer utilization of our service. Our future operating results also will depend upon many other factors, including:

    . the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

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

    We rely on one source of revenue. We have derived, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not continue to grow due to technological changes, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may be dependent on our ability to develop and commercialize new products and services. The development and successful commercialization of new products, services and enhancements pose a variety of technical challenges requiring us to enhance the capabilities of our network and hire additional qualified employees. Furthermore, as demonstrated by our strategic alliance with DataWave and Standard Federal Bank in connection with the testing of our pre-paid MasterCard product, we may need to enter into relationships with third parties to assist in the development and commercialization of new products and enhancements and there can be no assurance that such relationships can be established or, if once established, they will prove successful.

    Our business is dependent on maintaining our retail partner relationships which are highly concentrated. The success of our business depends on the willingness of potential retail partners, primarily supermarkets, to agree to the installation of Coinstar units in their stores and to the continued retention of those units. We must continue to demonstrate that our Coinstar units provide a benefit to our retail partners to ensure that such partners do not request deinstallation of units or develop or purchase their own coin-counting system.

      We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson's, Inc. and Safeway accounted for approximately 24%, 13% and 11%, respectively, of our revenue in the quarter-ended March 31, 2002. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

    We depend upon key personnel. Our performance is substantially dependent on the continued services of our executive officers, some of whom have employment contracts, and key employees, whom we employ on an at-will basis. Our long-term success will depend on our ability to retain and motivate highly skilled personnel. Competition for such personnel is intense. Any inability to retain our executive officers or other essential technical and managerial personnel could seriously harm our business, financial condition and results of operations and our ability to achieve sufficient cash flow to service our indebtedness.

    Our stock price has been and may continue to be volatile. Our stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

    . operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts,

    .  trends and fluctuations in the use of our Coinstar units,

    .  period-to-period fluctuations in our financial results,

    .  timing of installations relative to financial reporting periods,

    . market acceptance of the Coinstar service by retail partners and consumers,

    .  the termination of one or more retail partner relationships,

    . announcements of technological innovations or new products or services by us or our competitors,

    .  industry developments,

    .  release of analyst reports, and

    .  economic and other external factors.

      In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may seriously harm the market price of our common stock.

      There are many risks associated with doing business in the United Kingdom. We intend to increase our deployment of Coinstar units in the United Kingdom. In 2001, we began our expansion in the United Kingdom and, accordingly, have limited experience operating in the international arena. Exposure to exchange rate risks, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization that is not based in the United States are risks that could seriously harm the development of our business in the United Kingdom.

      We have substantial indebtedness. As of March 31, 2002, we had outstanding indebtedness of $52.8 million which included $36.0 million of our 13% senior subordinated discount notes, $15.0 million of term debt, lease obligations totaling approximately $1.3 million and a revolving line of credit totaling $500,000. On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank - California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. We have not yet drawn on this credit facility, however, we anticipate doing so on May 21, 2002, in order to pay off the remaining principal on our 13% senior subordinated discount notes totaling $36.0 million and our $15.5 million credit facility with Comerica. We will have quarterly principal payments of $2.7 million beginning September 30, 2002, increasing to $3.8 million per quarter beginning June 30, 2003 and ultimately increasing to $4.3 million per quarter beginning June 30, 2004, with all remaining principle and interest due May 21, 2005.

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

  We face competition. We face competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. In addition, we may face new competition as we seek to develop new products, services and enhancements. Moreover, new products that we are developing, such as those involving pre-paid cards and other similar products, may subject us to competition from companies with significantly greater marketing, technological and capital resources and experience.

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

  We depend upon third-party manufacturers, service providers and suppliers.
We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties for the manufacture of the Coinstar unit and its key components. We intend to continue to expand our installed base both domestically and in the United Kingdom and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, in reality they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

    We obtain some key hardware components used in the Coinstar units from a limited number of suppliers. We cannot be certain that we will be able to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

  We may be unable to adequately protect or enforce our patents and proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have significant U.S. and international patents relevant to aspects of self-service coin counting. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

    Defects or lack of confidence in, or failures of our operating system could harm our business. We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. The accuracy of the coin counting functionality of our machines is important to our customers; the failure to maintain customer confidence in our technology and systems, could have a material adverse impact on our results of operations. Each Coinstar unit is designed to store all data collected, thereby helping to ensure that critical data is not lost due to an operating systems failure. Our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data would seriously harm our operations.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

  Exhibit
  Number   Description of Document
  -------  -----------------------
   10.1    Registrant's Outside Director's Deferred Compensation Plan
   10.2    Registrant's Executive Deferred Compensation Plan
   10.3 Credit Agreement dated as of April 18, 2002 among Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank - California.

     (b)   Reports on Form 8-K:

     On March 8, 2002, we filed a current report on Form 8-K dated March 8, 2002 under Item 9 whereby we clarified newly introduced information about expanding the size of the Coinstar market.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COINSTAR, INC.
                                (registrant)

                                By:       /s/ Diane L. Renihan
                                   ---------------------------------------
                                               Diane L. Renihan
                                            Chief Financial Officer
                                                 May 13, 2002

                                  Exhibit Index

   Exhibit
   Number   Description of Document
   -------  -----------------------
    10.1    Registrant's Outside Director's Deferred Compensation Plan
    10.2    Registrant's Executive Deferred Compensation Plan
    10.3    Credit Agreement dated as of April 18, 2002 among Registrant and
            Bank of America, N.A., for itself and as agent for US Bank National
            Association, Silicon Valley Bank, KeyBank National Association and
            Comerica Bank - California.