Form 10-Q
period 2002-06-30
COINSTAR INC
filed 2002-08-13
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-22555

COINSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 943-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, $0.001 par value	21,875,215

COINSTAR, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,624	$52,267
Cash due to retailers	61,842	53,668
Prepaid expenses and other current assets	2,337	1,978

Total current assets	102,803	107,913
PROPERTY AND EQUIPMENT:
Coinstar units	145,629	137,308
Computers	8,581	7,751
Office furniture and equipment	1,279	1,490
Leased vehicles	4,246	4,183
Leasehold improvements	677	572

	160,412	151,304
Accumulated depreciation	(100,677)	(89,215)

	59,735	62,089
OTHER ASSETS	1,177	1,185

TOTAL	$163,715	$171,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,590	$5,810
Accrued liabilities payable to retailers	61,842	53,668
Accrued liabilities	8,403	11,839
Current portion of long-term debt and capital lease obligations	12,682	898

Total current liabilities	87,517	72,215
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	32,122	61,745

Total liabilities	119,639	133,960
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; issued and outstanding, 21,852,379 and 21,403,656 shares at 2002 and 2001, respectively	177,183	171,059
Accumulated other comprehensive income	409	34
Accumulated deficit	(133,516)	(133,866)

Total stockholders’ equity	44,076	37,227

TOTAL	$163,715	$171,187

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2002	2001	2002	2001
REVENUE	$71,083	$58,445	$37,918	$31,245
EXPENSES:
Direct operating	31,637	26,676	16,448	13,798
Regional sales and marketing	3,323	2,871	2,789	2,501
Product research and development	2,578	1,986	1,344	989
Selling, general and administrative	11,346	10,914	5,572	5,946
Depreciation and amortization	12,973	13,246	6,363	6,483

Income from operations	9,226	2,752	5,402	1,528
OTHER INCOME (EXPENSE):
Interest income	180	383	87	203
Interest expense	(2,718)	(4,159)	(1,017)	(2,080)
Other	(30)	4	—	4

Income (loss) from continuing operations	6,658	(1,020)	4,472	(345)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	(5,737)	—	(2,376)
Loss on disposal of discontinued operations	—	(3,552)	—	(3,552)

Net loss from discontinued operations	—	(9,289)	—	(5,928)

Income (loss) before extraordinary item	6,658	(10,309)	4,472	(6,273)
EXTRAORDINARY ITEM:
Loss related to early retirement of debt	(6,308)	—	(3,836)	—

NET INCOME (LOSS)	$350	$(10,309)	$636	$(6,273)

NET INCOME (LOSS) PER SHARE:
Basic:
Continuing operations	$0.31	$(0.05)	$0.21	$(0.02)
Discontinued operations	—	(0.45)	—	(0.28)
Extraordinary item	(0.29)	—	(0.18)	—

Net income (loss) per share	$0.02	$(0.50)	$0.03	$(0.30)

Diluted:
Continuing operations	$0.29	$(0.05)	$0.20	$(0.02)
Discontinued operations	—	(0.45)	—	(0.28)
Extraordinary item	(0.27)	—	(0.17)	—

Net income (loss) per share	$0.02	$(0.50)	$0.03	$(0.30)

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Six Month Period Ended June 30, 2002
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit
	Shares	Amount			Total
BALANCE, January 1, 2002	21,403,656	$171,059	$34	$(133,866)	$37,227
Issuance of shares under employee stock purchase plan	16,668	344			344
Exercise of stock options	432,055	4,906			4,906
Non-cash stock-based compensation expense		874			874
Comprehensive income:
Net income				350	350
Other comprehensive income:
Foreign currency translation adjustments			375		375

Net comprehensive income					725

BALANCE, June 30, 2002	21,852,379	$177,183	$409	$(133,516)	$44,076

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Month Periods Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$350	$(10,309)
Loss from discontinued operations	—	5,737
Loss from disposal of discontinued operations	—	3,552
Loss related to early retirement of debt	6,308	—

Income (loss) from continuing operations	6,658	(1,020)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,973	13,246
Debt discount amortization	41	63
Non-cash stock-based compensation	874	29
Cash provided (used) by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(371)	(171)
Other assets	(1,153)	(207)
Accounts payable	(1,238)	586
Accrued liabilities payable to retailers	8,046	5,249
Accrued liabilities	(3,262)	2,472

Net cash provided by continuing operations	22,568	20,247
Net cash provided by discontinued operations	—	723

Net cash provided by operating activities	22,568	20,970

INVESTING ACTIVITIES:
Purchase of fixed assets	(9,669)	(7,759)
Proceeds from sale of fixed assets	130	4

Net cash used by continuing operations	(9,539)	(7,755)
Net cash used by discontinued operations	—	(617)

Net cash used by investing activities	(9,539)	(8,372)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(76,992)	(514)
Borrowings on long-term debt obligations	58,000	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	5,250	3,678

Net cash provided (used) by continuing operations	(13,742)	3,164
Net cash used for early retirement of debt	(4,878)	—

Net cash provided (used) by financing activities	(18,620)	3,164
Effect of exchange rate changes on cash	122	(1)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,469)	15,761

CASH AND CASH EQUIVALENTS:
Beginning of period	105,935	70,684

End of period	$100,466	$86,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,448	$4,012

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligation	$801	$446
Stock issued in connection with purchase of minority interest of subsidiary	$—	$1,000
Financing costs written off upon retirement of debt	$1,430	$—
Cashless exercise of warrants	$—	$362

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2002 and 2001
(unaudited)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company:    We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception, and as of June 30, 2002, had an installed base of 10,105 units located in supermarkets and financial institutions in 47 states, the District of Columbia, Canada and the United Kingdom.

Basis of Presentation:    The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of Coinstar and our wholly owned subsidiary, Coinstar International, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the operations of Meals.com are presented as discontinued operations (see Note 6) and the amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations.

Recent Accounting Pronouncements:    In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Revision of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires capital leases that are modified so that the resulting lease agreement is classified as an operating lease to be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income, however, it will result in a reclassification of the extraordinary loss on early extinguishment of debt reported in 2002. Such amounts will be reported as a separate component of income from continuing operations and the earnings per share effects will not be disclosed on the face of the income statement.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF Issue 94-3, required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

NOTE 2:    DEBT RESTRUCTURING

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of its capital stock.

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

Quarterly principal payments on the outstanding term loan begin September 30, 2002 and are based upon the repayment terms as specified in the agreement. We will have quarterly principal payments of $2.7 million beginning September 30, 2002, increasing to $3.8 million per quarter beginning June 30, 2003 and ultimately increasing to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on the company maintaining certain consolidated leverage ratios.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Month Periods Ended June 30, 2002 and 2001
(unaudited)

On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes using advances under our $15.0 million term loan with Comerica Bank. Following the completion of our new credit facility, we repurchased the remaining $36.0 million of our 13% senior subordinated discount notes and repaid outstanding balances of $15.5 million under our Comerica Bank facility. In connection with the extinguishment of this debt, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness. As of June 30, 2002, the outstanding balance of our credit facility with Bank of America is $43.0 million, consisting of a term loan totaling $40.0 million and a revolving loan of $3.0 million.

NOTE 3:    STOCK BASED COMPENSATION PLANS

On March 8, 2002, a senior executive resigned and, in accordance with her employment agreement, began receiving certain benefits effective as of the date of her resignation. Such benefits include separation pay totaling approximately $133,000 payable over a nine-month period, nine months of continued health insurance benefits, including dependent care coverage, and vesting of all unvested stock options. In connection with the accelerated stock option vesting, we recorded compensation expense of approximately $450,000 in the quarter ending March 31, 2002.

In accordance with a modification made to certain director stock option awards granted under the 1997 Non-Employee Directors’ Stock Option Plan, we have recorded compensation expense totaling $346,500 in the quarter ended June 30, 2002 relating to the retirement of two of our directors.

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Months Periods Ended June 30,
	2002	2001	2002	2001
	(in thousands except share data)
Numerator:
Net income (loss) from continuing operations	$6,658	$(1,020)	$4,472	$(345)
Loss from discontinued operations	—	(9,289)	—	(5,928)
Loss from extraordinary item	(6,308)	—	(3,836)	—

Net income (loss)	$350	$(10,309)	$636	$(6,273)

Denominator:
Weighted average shares for basic calculation	21,667	20,612	21,794	20,721
Warrants	12	—	12	—
Incremental shares from employee stock options	1,024	—	974	—

Weighted average shares for diluted calculation	22,703	20,612	22,780	20,721

        Because the 2001 results from operations reflect a net loss for the six month and three month periods ended June 30, 2001, basic and diluted net loss from continuing operations and net loss per share amounts for these periods are calculated based on the same weighted average number of shares outstanding. In addition, in calculating these amounts, 76,326 warrants and 2,648,566 options were excluded from the calculation because they were anti-dilutive.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Month Periods Ended June 30, 2002 and 2001
(unaudited)

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Revenue:
North American core business	$68,957	$58,159	$36,675	$31,029
International business	2,126	395	1,243	242
Intercompany eliminations and reclassifications	—	(109)	—	(26)

Total revenue	$71,083	$58,445	$37,918	$31,245

Net income (loss) from continuing operations:
North American core business	$7,066	$4	$4,563	$(7)
International business	(408)	(423)	(91)	(310)
Intercompany eliminations and reclassifications	—	(601)	—	(28)

Total net income (loss) from continuing operations	$6,658	$(1,020)	$4,472	$(345)

	June 30, 2002	Dec. 31, 2001
	(in thousands)
Total assets:
North American core business	$163,711	$172,598
International business	10,366	6,327
Intercompany eliminations and reclassifications	(10,362)	(7,738)

Total assets	$163,715	$171,187

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Month Periods Ended June 30, 2002 and 2001
(unaudited)

NOTE 6:    DISCONTINUED OPERATIONS

In June 2001, we adopted a plan to discontinue the operations of our Meals.com subsidiary. We have accounted for this business segment as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

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

Summarized below are the operating results for the Meals.com business, which are included in the accompanying consolidated statements of operations, under the caption “Loss from discontinued operations.”

	Six Months Ended June 30, 2001	Three Months Ended June 30, 2001
	(in thousands)
Revenue	$619	$291
Operating expenses	7,321	3,063

Operating loss	(6,702)	(2,772)
Interest, other income and minority interest, net	965	396

Loss from discontinued operations	(5,737)	(2,376)
Loss on disposal of discontinued operations	(3,552)	(3,552)

Loss from discontinued operations	$(9,289)	$(5,928)

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements or discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption “Risk Factors” and those discussed elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2001. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar® units located in supermarket chains and financial institutions in 47 states across the United States, the District of Columbia and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. Coin processing fee revenue is recognized at the time the customers’ coins are counted by the Coinstar unit. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trials of the units, (ii) the amount of consumer traffic in the stores in which the units are located and (iii) seasonality. We believe the seasonality affecting our coin processing volumes mirrors the seasonality patterns of our supermarket partners.

We launched our North American core business with the installation of the first Coinstar unit in 1993. Since inception, our core business has counted and processed more than 120 billion coins worth over $5.3 billion in more than 160 million customer transactions. With over 200 retail partners (including supermarket chains, independent operators and financial institutions) we currently operate more than 9,650 Coinstar units in 132 regional markets across 47 states, the District of Columbia and Canada.

In May 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury’s Supermarkets Ltd to begin installing additional machines in their stores. We are continuing a pilot with Tesco Stores Ltd and announced a new pilot with Makro Self Service Wholesalers Limited, the second largest wholesale warehouse club in the United Kingdom. We currently operate over 440 Coinstar units in the United Kingdom.

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

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support and consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners, which we define as revenue sharing. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of compensation expense, administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment, leased automobiles, furniture and fixtures, leasehold improvements and amortization of our deferred financing fees.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses and an accumulated deficit of $133.5 million as of June 30, 2002. Although we were profitable on a consolidated basis in recent quarters, we may not continue to be profitable in future quarters. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. These efforts may not succeed in increasing market penetration or customer usage. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as the touch-point for a range of consumer products and services such as prepaid cards, bill payment and person-to-person money transfers. These new initiatives, however, may not succeed in creating new sources of revenue or result in profitable new businesses.

We believe that our future coin counting revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future quarters may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied on as indications of future performance.

Results of Continuing Operations

Our consolidated financial information presents the loss related to the early retirement of debt and the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

The following table shows revenue and expenses as a percent of revenue for the periods ended:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2002	2001	2002	2001
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	44.5	45.6	43.4	44.2
Regional sales and marketing	4.7	4.9	7.4	8.0
Product research and development	3.6	3.4	3.5	3.2
Selling, general and administrative	16.0	18.7	14.7	19.0
Depreciation and amortization	18.2	22.7	16.8	20.7

Income from operations	13.0%	4.7%	14.2%	4.9%

Three Month Periods Ended June 30, 2002 and 2001

Revenue

Revenue increased to $37.9 million for the three months ended June 30, 2002 from $31.2 million for the comparable 2001 period. Revenue grew primarily as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service and an increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units in North America and the United Kingdom increased to 10,105 at June 30, 2002 from 8,856 units at June 30, 2001. The total dollar value of coins processed worldwide increased to approximately $428.5 million during the three month period ended June 30, 2002 from $351.5 million in the comparable period in the prior year.

Direct Operating Expenses

Direct operating expenses increased to $16.4 million in the three months ended June 30, 2002 from $13.8 million in the comparable prior year period. Direct operating expenses grew primarily due to higher coin pick-up and processing costs resulting from the increased coin processing volumes during the three month period, an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 21.4% increase in coin processing revenue and increases in field service expenses related to our expansion into new international and domestic regional markets. Direct operating expenses as a percentage of revenue decreased to 43.4% in the three months ended June 30, 2002 from 44.2% in the same period of 2001. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and processing cost economies attributable to regional densities and the utilization of cheaper, more efficient coin pick-up methods.

Regional Sales and Marketing

Regional sales and marketing expenses increased to $2.8 million in the quarter ended June 30, 2002 from $2.5 million in the comparable prior year period. Regional sales and marketing expense grew due to a slight increase in the level of advertising and other promotional activity primarily for our North American core business. In 2002, we increased advertising through radio and free standing inserts and decreased television advertising compared to the second quarter of 2001. Regional sales and marketing as a percentage of revenue decreased to 7.4% in the three months ended June 30, 2002 from 8.0% in the same period of 2001.

Product Research and Development

Product research and development expenses increased to $1.3 million in the quarter ended June 30, 2002 from $1.0 million in the comparable prior year quarter. Product research and development expense grew primarily as a result of an increase in compensation expenses including payroll taxes and employee benefits and an increase in consulting services for new product development. Our increased expenditures on compensation and consulting services have been directed toward broadening our ability to deliver a range of consumer products and services. Product research and development as a percentage of revenue increased to 3.5% in the three months ended June 30, 2002 from 3.2% in the same period of 2001.

Selling, General and Administrative

Selling, general and administrative expense decreased to $5.6 million in the quarter ended June 30, 2002 from $5.9 million in the comparable prior year period. Selling, general and administrative expense decreased primarily as a result of a decrease in advertising production expenses, legal and licensing fees, offset by an increase in non-cash stock-based compensation charges totaling $0.3 million. Selling, general and administrative expense as a percentage of revenue decreased to 14.7% in the quarter ended June 30, 2002 from 19.0% in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased slightly to $6.4 million in the quarter ended June 30, 2002 from $6.5 million in the comparable prior year quarter. Depreciation expense declined primarily as a result of a net decrease in the number of Coinstar units being depreciated. A greater number of Coinstar units were fully depreciated between June 30, 2001 and June 30, 2002 than were newly installed in the same period. Depreciation and amortization as a percentage of revenue decreased to 16.8% in the three months ended June 30, 2002 from 20.7% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $0.1 million in the three months ended June 30, 2002 from $0.2 million in the comparable period in 2001. Interest income decreased due to lower cash balances following our repayment of a portion of our long-term debt and lower rates of return on investments in the three months ended June 30, 2002 than in the same period in the prior year.

Interest expense decreased to $1.0 million in the three months ended June 30, 2002 from $2.1 million in the comparable prior year period. Interest expense decreased primarily due to the repayment of the remaining $36.0 million of our 13% senior subordinated discount notes and $15.5 million of term and revolving loans during the three months ended June 30, 2002, of which $43.0 million was replaced with lower interest term and revolver loans from Bank of America.

Net Income (Loss) from Continuing Operations

In the quarter ended June 30, 2002, income from continuing operations was $4.5 million compared to a loss from continuing operations of $0.3 million in the same period in 2001. Income from continuing operations resulted primarily from an increase in revenue, improved direct operating margin and lower interest expense. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar coin-counting machine network.

Loss Related to Early Retirement of Debt

On May 21, 2002, we repurchased $36.0 million of our 13% senior subordinated discount notes and repaid $15.5 million of term and revolving debt using $8.5 million of our available cash and advances under our new credit facility with Bank of America. In connection with these repurchases, we recorded an extraordinary charge of $3.8 million in the quarter ended June 30, 2002 consisting of the write-off of remaining debt acquisition costs and the payment of premiums associated with the early retirement of the indebtedness. As of June 30, 2002 the outstanding balance of our new credit facility was $43.0 million.

Six Month Periods Ended June 30, 2002 and 2001

Revenue

Revenue increased to $71.1 million for the six months ended June 30, 2002 from $58.4 million for the comparable 2001 period. Revenue grew primarily as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service during the 2002 period and an increase in the volume of coins processed by the units in service during this period. The total dollar value of coins processed worldwide increased to approximately $802.9 million during the six month period ended June 30, 2002 from $657.3 million in the comparable period in the prior year.

Direct Operating Expenses

Direct operating expenses increased to $31.6 million in the six months ended June 30, 2002 from $26.7 million in the comparable prior year period. Direct operating expenses increased primarily due to higher coin pick-up and processing costs resulting from the increased coin processing volumes during the six month period, an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 21.6% increase in coin processing revenue, and increases in field service expenses related to our expansion into new international and domestic regional markets. Direct operating expenses as a percentage of revenue decreased to 44.5% in the six months ended June 30, 2002 from 45.6% in the same period of 2001. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and processing cost economies attributable to regional densities and the utilization of cheaper, more efficient coin pick-up methods.

Regional Sales and Marketing

Regional sales and marketing expenses increased to $3.3 million in the six months ended June 30, 2002 from $2.9 million in the comparable prior year period. Regional sales and marketing expense grew due to an increased level of advertising and other promotional activity in both North America and the United Kingdom. Regional sales and marketing as a percentage of revenue decreased slightly to 4.7% in the six months ended June 30, 2002 from 4.9% in the same period of 2001.

Product Research and Development

Product research and development expenses increased to $2.6 million in the six months ended June 30, 2002 from $2.0 million in the comparable prior year quarter. Product research and development expense grew primarily as the result of an increase in compensation expenses including payroll taxes and employee benefits and an increase in consulting services for new product development. Our increased expenditures on compensation and consulting have been directed toward broadening our ability to deliver a range of consumer products and services. Product research and development as a percentage of revenue increased to 3.6% in the six months ended June 30, 2002 from 3.4% in the same period of 2001.

Selling, General and Administrative

Selling, general and administrative expense increased to $11.3 million in the six months ended June 30, 2002 from $10.9 million in the comparable prior year period. Selling, general and administrative expense increased primarily as a result of a non-cash stock-based compensation charge totaling $0.8 million as well as increased insurance expenses. These expenses were offset by decreases in legal, advertising production and licensing expenses. Selling, general and administrative expense as a percentage of revenue decreased to 16.0% in the six months ended June 30, 2002 from 18.7% in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expense decreased to $13.0 million in the six months ended June 30, 2002 from $13.2 million in the comparable prior year period. Depreciation expense declined primarily due to the net decrease in the number of Coinstar units being depreciated. A greater number of Coinstar units were fully depreciated between June 30, 2001 and June 30, 2002 than were newly installed in the same period. Depreciation and amortization as a percentage of revenue decreased to 18.2% in the six months ended June 30, 2002 from 22.7% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $0.2 million in the six months ended June 30, 2002 from $0.4 million in the comparable period in 2001. Interest income decreased due to lower cash balances following our repayment of our long-term debt and lower rates of return on investments in the six months ended June 30, 2002 than in the same period in the prior year.

Interest expense decreased to $2.7 million in the six months ended June 30, 2002 from $4.2 million in the comparable prior year period. Interest expense decreased primarily due to the repayment of $61.0 million of our 13% senior subordinated discount notes during the six months ended June 30, 2002, of which $43.0 million was replaced with lower interest term and revolver loans from Bank of America.

Net Income (Loss) from Continuing Operations

In the six months ended June 30, 2002, income from continuing operations was $6.7 million compared to a loss from continuing operations of $1.0 million in the same period in 2001. Income from continuing operations resulted primarily from an increase in revenue, improved direct operating margin and lower interest expense.

Loss Related to Early Retirement of Debt

During the six months ended June 30, 2002, we repurchased $61.0 million of our 13% senior subordinated discount notes using advances under a credit facility with Comerica Bank, available cash and advances under a new credit facility with Bank of America. Outstanding balances of $15.5 million under the Comerica facility were also repaid during this period. To redeem our 13% senior subordinated discount notes and repay the Comerica facility, we used $18.5 million of our available cash and $43.0 million borrowed under a credit agreement with Bank of America. In connection with our retirement of the senior subordinated discount notes and Comerica debt, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and payment of premium associated with the early retirement of the indebtedness.

Liquidity and Capital Resources

As of June 30, 2002, we had cash and cash equivalents of $100.5 million, including $61.8 million in cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $15.3 million at June 30, 2002. Net cash provided by continuing operating activities was $22.5 million for the six months ended June 30, 2002, compared to net cash provided by continuing operating activities of $20.2 million for the six months ended June 30, 2001. Cash provided by operating activities increased primarily as the result of a $8.2 million increase in our net income from continuing operations exclusive of an increase of non-cash expenses of $0.5 million, offset by an increased use of cash for operating assets and liabilities during the six months ended June 30, 2002. The increased use of cash for operating assets and liabilities in 2002 resulted primarily from interest payments made in connection with the early extinguishment of debt, payment of bonuses in February 2002 for amounts earned in 2001, capitalized financing fees incurred to acquire a $90.0 million credit facility with Bank of America, as well as a reduction of accounts payable balances.

Net cash used by investing activities from continuing operations for the six months ended June 30, 2002 was $9.5 million compared to $7.8 million in the prior year period. Net cash used by investing activities consisted of capital expenditures incurred in each of the six months ended June 30, 2002 and 2001, primarily for the purchase of Coinstar units.

Net cash used by financing activities for the six months ended June 30, 2002 was $18.6 million, representing primarily cash used to retire a portion of our senior subordinated discount notes and the payment of $4.9 million in premiums associated with the retirement of this debt. These payments were offset by cash provided by financing activities in the form of new borrowings on our lower interest credit facility and proceeds from the exercise of stock options and employee stock purchases of $5.2 million. Net cash provided by financing activities for the six months ended June 30, 2001 was $3.2 million representing primarily proceeds from the exercise of stock options and employee stock purchases of $3.7 million offset by principal payments on capital lease obligations.

As of June 30, 2002, we had two irrevocable letters of credit that totaled $9.4 million. These letters of credit, which expire and are replaced at various times, are available to collateralize certain obligations to third parties. As of June 30, 2002, no amounts were outstanding under these letters of credit agreements. On June 30, 2002, one of these letters of credit totaling $3.9 million expired, and on July 1, 2002, was replaced with a $4.4 million letter of credit that expires on September 30, 2002.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of its capital stock.

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

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on liens, investments, capital expenditures, indebtedness, restricted payments, fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan begin September 30, 2002 and are based upon the repayment terms as specified in the agreement. We will have quarterly principal payments of $2.7 million beginning September 30, 2002, increasing to $3.8 million per quarter beginning June 30, 2003 and ultimately increasing to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios.

Early Extinguishment of Debt

On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes through the use of our $15.0 million term loan with Comerica Bank. Following the completion of our new credit facility with Bank of America, we repurchased the remaining $36.0 million of our 13% senior subordinated discount notes and repaid outstanding balances of $15.5 million under the Comerica Bank facility. In connection with these repurchases, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness. As of June 30, 2002, the outstanding balance of our credit facility with Bank of America is $43.0 million, consisting of a term loan totaling $40.0 million and a revolving loan of $3.0 million.

The tables below summarize our contractual obligations and other commercial commitments as of June 30, 2002:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Contractual Obligations as of June 30, 2002
Long-term debt	$43,000	$11,750	$31,250	$—	$—
Capital lease obligations	1,804	932	872	—	—
Operating leases	2,756	1,225	1,531	—	—

Total contractual cash obligations	$47,560	$13,907	$33,653	$—	$—

	Amount of Commitment Expiration Per Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Other Commercial Commitments as of June 30, 2002
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	9,437	9,437	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$9,437	$9,437	$—	$—	$—

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the type and scope of service enhancements, our expansion into the United Kingdom and the cost of developing potential new product and service offerings and product and service enhancements.

Quantitative and Qualitative Disclosures About Market Risk

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with Bank of America and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount approximates fair value.

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

	Expected Maturity Date					June 30, 2002
	2002	2003	2004	2005	2006	Total	Fair Value
	(in thousands)
Liabilities
Long-term debt	$5,333	$13,917	$16,500	$4,250	—	$40,000	$40,000
Average interest rate	*	*	*	*	—	*	*
Senior revolving debt	—	—	—	$3,000	—	$3,000	$3,000
Average interest rate	—	—	—	*	—	*	*

*
As of July 16, 2002, interest rates have been adjusted from the initial rates in the agreement and are currently based on LIBOR plus 200 basis points. Interest rates may increase or decrease based on Coinstar’s consolidated leverage ratio.

Quarterly Financial Results

Our quarterly financial information presents the loss related to the early extinguishment of debt and the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations.

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

	Three month periods ended
	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000
	(in thousands, except unit data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$37,918	$33,165	$35,731	$35,176	$31,245	$27,200	$28,251	$28,663

Expenses:
Direct operating	16,448	15,189	15,729	15,667	13,798	12,878	12,984	13,045
Regional sales and marketing	2,789	534	3,141	3,176	2,501	370	2,402	4,906
Product research and development	1,344	1,234	1,068	1,108	989	997	916	907
Selling, general and administrative	5,572	5,774	5,931	5,400	5,946	4,968	5,510	4,416
Depreciation and amortization	6,363	6,610	6,709	6,394	6,483	6,763	6,635	6,018

Income (loss) from operations	5,402	3,824	3,153	3,431	1,528	1,224	(196)	(629)
Other income (expense), net	(930)	(1,638)	(1,961)	(1,862)	(1,873)	(1,899)	(1,992)	(1,669)

Net income (loss) from continuing operations	4,472	2,186	1,192	1,569	(345)	(675)	(2,188)	(2,298)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(2,376)	(3,361)	(5,222)	(3,588)
Income (loss) on disposal of discontinued operations	—	—	162	—	(3,552)	—	—	—

Net income (loss) from discontinued operations	—	—	162	—	(5,928)	(3,361)	(5,222)	(3,588)

Income (loss) before extraordinary item	4,472	2,186	1,354	1,569	(6,273)	(4,036)	(7,410)	(5,886)

Extraordinary item:
Loss related to early retirement of debt	(3,836)	(2,472)	—	—	—	—	—	—

Net income (loss)	$636	$(286)	$1,354	$1,569	$(6,273)	$(4,036)	$(7,410)	$(5,886)

Net income (loss) per share, basic:
Continuing operations	$0.21	$0.10	$0.05	$0.07	$(0.02)	$(0.03)	$(0.11)	$(0.11)
Discontinued operations	—	—	0.01	—	(0.28)	(0.17)	(0.25)	(0.18)
Extraordinary items	(0.18)	(0.11)	—	—	—	—	—	—

Net income (loss) per share	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)	$(0.36)	$(0.29)

Net income (loss) per share, diluted:
Continuing operations	$0.20	$0.10	$0.05	$0.07	$(0.02)	$(0.03)	$(0.11)	$(0.11)
Discontinued operations	—	—	0.01	—	(0.28)	(0.17)	(0.25)	(0.18)
Extraordinary items	(0.17)	(0.11)	—	—	—	—	—	—

Net income (loss) per share	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)	$(0.36)	$(0.29)

	Three month periods ended
	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000	Sept. 30, 2000
	(in thousands, except unit data)
	(unaudited)
Selected Operating Data—North American core business:
Number of new Coinstar units installed during the period	140	192	487	70	193	95	413	359
Installed base of Coinstar units at end of period	9,659	9,519	9,327	8,840	8,770	8,577	8,482	8,069
Average age of network for the period (months)	38.7	36.8	35.3	33.8	31.9	29.7	27.6	26.2
Designated marketing areas	132	130	130	124	123	123	122	118
Dollar value of coins processed	$411,933	$362,607	$393,186	$389,208	$348,255	$303,799	$315,715	$320,655
Revenue	36,675	32,282	35,005	34,652	31,029	27,130	28,107	28,546
Annualized revenue per average installed unit(1)	15,375	13,739	15,371	15,737	14,406	12,696	13,565	14,495
Direct contribution(2)	20,879	17,670	19,968	19,412	17,461	14,373	15,195	15,569
Direct contribution margin(%)	56.9%	54.7%	57.0%	56.0%	56.3%	53.0%	54.1%	54.5%
Annualized direct contribution per average installed unit(1)(2)	$8,753	$7,520	$8,768	$8,816	$8,102	$6,708	$7,333	$7,906
Regional sales and marketing	2,761	420	2,858	3,000	2,535	377	2,402	4,906
Product research and development	1,307	1,228	1,019	1,083	945	915	886	825
Selling, general and administrative	5,110	4,961	5,586	4,958	5,685	4,942	4,789	4,281
EBITDA(3)	11,701	11,061	10,505	10,371	8,296	8,139	7,118	5,557
EBITDA margin(%)	32%	34%	30%	30%	27%	30%	25%	19%
Depreciation and amortization	$6,080	$6,424	$6,559	$6,323	$6,483	$6,763	$6,635	$6,017
Non-cash stock-based compensation	266	608	20	146	29	—	505	—
Interest and other expense, net	792	1,526	1,855	1,786	1,791	1,365	1,655	1,389
Net income (loss) from continuing operations	$4,563	$2,503	$2,071	$2,116	$(7)	$11	$(1,677)	$(1,849)
Net income (loss) per share from continuing operations:
Basic	$0.21	$0.12	$0.10	$0.10	$0.00	$0.00	$(0.08)	$(0.09)
Diluted	$0.20	$0.11	$0.09	$0.10	$0.00	$0.00	$(0.08)	$(0.09)

(1)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
(2)
Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financialperformance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or an alternative to gross margin, income (loss) from continuing operations, net income (loss), or any other measure of performance under GAAP.

(3)
EBITDA represents earnings before net interest expense, income taxes, depreciation, amortization, non-cash stock-based compensation and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by GAAP. However, we believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

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

We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson’s, Inc. and Safeway accounted for approximately 24%, 13% and 10%, respectively, of our revenue in the six months ended June 30, 2002. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

We rely on one source of revenue.    We have derived, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not remain strong and continue to grow due to technological changes, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may depend on our ability to develop and commercialize new products and services. The development and successful commercialization of new products, services and enhancements pose a variety of technical challenges requiring us to enhance the capabilities of our units and our network and hire additional qualified employees. Furthermore, as demonstrated by our strategic alliance with DataWave and Standard Federal Bank in connection with the testing of our pre-paid MasterCard product, we may need to enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to establish third party relationships necessary to develop and commercialize additional products or services and, once established, such relationships may not prove successful.

Our ability to maintain sustained profitability from continuing operations remains uncertain.    On a consolidated basis, we achieved net income from continuing operations of $4.5 million for the quarter ended June 30, 2002. We cannot be certain that we will maintain existing levels of customer utilization to sustain the level of profitability that we achieved in the first half of 2002, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to continue to drive new and repeat customer utilization of our service. Our future operating results also will depend upon many other factors, including:

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	the processing fee we charge consumers to use our service and the amount of our fee that we share with our retail partners,

•	our success in expanding our network and managing our growth,

•	the successful operation of our coin processing network,

•	our ability to control costs and

•	activities of and acquisitions by competitors.

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

Our stock price has been and may continue to be volatile.    Our stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts,

•	trends and fluctuations in the use of our Coinstar units,

•	period-to-period fluctuations in our financial results,

•	market acceptance of the Coinstar service by retail partners and consumers,

•	changes in or terminations of one or more strategic alliances,

•	the termination of one or more retail partner relationships,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments,

•	release of analyst reports and

•	economic and other external factors.

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

Our business may be subject to federal, state and local laws and government regulation.    Our current business, as well as new products or services we are currently exploring or may explore in the future, may be subject to federal, state and local laws and government regulation, including government regulation relating to coins, consumer protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, and sweepstakes and contests. Given the unique nature of our business and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain. Although to date our business has not been affected materially by government regulation, the application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, or changes in government authorities’ interpretation of the application of various government regulation to our business, may materially impact our business in the future.

We have substantial indebtedness.    As of June 30, 2002, we had outstanding indebtedness of $44.8 million which included $40.0 million of term debt, $3.0 million of revolving debt and lease obligations totaling approximately $1.8 million. On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. We will have quarterly principal payments of $2.7 million beginning September 30, 2002, increasing to $3.8 million per quarter beginning June 30, 2003 and ultimately increasing to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005.

Our ability to continue to meet our debt service requirements will depend upon continuing to achieve significant and sustained growth in our expected operating cash flow, which will be affected by customer usage, prevailing economic conditions and financial, business and other factors, some of which are beyond our control. A substantial portion of our cash flow from operations may need to be dedicated to the payment of principal and interest on our indebtedness and therefore not available to finance our business, and our amount of indebtedness may make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures or reduce our flexibility in responding to changing business and economic conditions.

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

We depend upon third-party manufacturers, service providers and suppliers.    We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties to manufacture Coinstar units and key components of these units. We intend to continue to expand our installed base both domestically and in the United Kingdom and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

We obtain some key hardware components used in the Coinstar units from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

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

Our patents may not be held valid if challenged, pending patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection to our technologies. Further, our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.

Since many patent applications in the United States are not publicly disclosed until the patent issues, others may have filed applications, which, if issued as patents, could cover our products. Accordingly, others may assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets. If such claims were successful, our business could be harmed. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. We are engaged in discussions with a former supplier, ScanCoin, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property.

We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants and corporate partners, these parties may breach these agreements, we may have inadequate remedies for any breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

Defects, lack of confidence in, or failures of our operating system could harm our business.    We collect financial and operating data, and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule the dispatch unit service and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. The accuracy of the coin counting functionality of our machines is important to our customers; the failure to maintain customer confidence in our technology and systems could harm our business. Although each Coinstar unit is designed to store all data collected, this functionality may fail. Our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers already redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data could seriously harm our operations.

We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Although such disruptions have not had a material effect on our operations, future upgrades or improvements could result in delays or disruptions that would seriously harm our operations.

We rely on a long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness.

Some anti-takeover provisions may affect the price of our common stock and make it harder for a third party to acquire us without the consent of our board of directors.    We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock. Provisions of our certificate of incorporation, bylaws and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any acquirer of 15% or more of our outstanding common stock. Furthermore, Washington law may impose additional restrictions on mergers and other business combinations between us and any acquirer of 10% or more of our outstanding common stock. These provisions may make it harder for a third party to acquire us without the consent of our board of directors, even if the offer from a third party may be considered beneficial by some stockholders.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:    None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC. (registrant)

By:	/s/ DIANE L. RENIHAN
Diane L. Renihan Chief Financial Officer August 13, 2002