Form 10-Q
period 2002-09-30
COINSTAR INC
filed 2002-11-12
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $0.001 par value	22,023,823

COINSTAR, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,563	$52,267
Cash due to retailers	56,077	53,668
Prepaid expenses and other current assets	2,474	1,978

Total current assets	103,114	107,913
PROPERTY AND EQUIPMENT:
Coinstar units	151,003	137,308
Computers	8,861	7,751
Office furniture and equipment	1,287	1,490
Leased vehicles	4,358	4,183
Leasehold improvements	684	572

	166,193	151,304
Accumulated depreciation	(105,987)	(89,215)

	60,206	62,089
OTHER ASSETS	1,144	1,185

TOTAL	$164,464	$171,187

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,554	$5,810
Accrued liabilities payable to retailers	56,077	53,668
Accrued liabilities	9,003	11,839
Current portion of long-term debt and capital lease obligations	13,769	898

Total current liabilities	84,403	72,215
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	25,413	61,745

Total liabilities	109,816	133,960
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; issued and outstanding, 22,017,531 and 21,403,656 shares at September 30, 2002 and December 31, 2001, respectively	178,968	171,059
Accumulated other comprehensive income	438	34
Accumulated deficit	(124,758)	(133,866)

Total stockholders’ equity	54,648	37,227

TOTAL	$164,464	$171,187

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2002	2001	2002	2001
REVENUE	$114,024	$93,621	$42,941	$35,176

EXPENSES:
Direct operating	49,778	42,343	18,141	15,667
Regional sales and marketing	6,034	6,047	2,711	3,176
Product research and development	3,748	3,094	1,170	1,108
Selling, general and administrative	16,630	16,314	5,284	5,400
Depreciation and amortization.	19,382	19,640	6,409	6,394

Income from operations.	18,452	6,183	9,226	3,431

OTHER INCOME (EXPENSE):
Interest income	266	598	86	215
Interest expense	(3,253)	(6,237)	(535)	(2,078)
Other	(49)	5	(19)	1

Income from continuing operations	15,416	549	8,758	1,569

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	(5,737)	—	—
Loss on disposal of discontinued operations	—	(3,552)	—	—

Net loss from discontinued operations	—	(9,289)	—	—

Income (loss) before extraordinary item	15,416	(8,740)	8,758	1,569

EXTRAORDINARY ITEM:
Loss related to early retirement of debt	(6,308)	—	—	—

NET INCOME (LOSS)	$9,108	$(8,740)	$8,758	$1,569

NET INCOME (LOSS) PER SHARE:
Basic:
Continuing operations	$0.71	$0.03	$0.40	$0.07
Discontinued operations	—	(0.45)	—	—
Extraordinary item	(0.29)	—	—	—

Net income (loss) per share	$0.42	$(0.42)	$0.40	$0.07

Diluted:
Continuing operations	$0.68	$0.03	$0.38	$0.07
Discontinued operations	—	(0.43)	—	—
Extraordinary item	(0.28)	—	—	—

Net income (loss) per share	$0.40	$(0.40)	$0.38	$0.07

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Month Period Ended September 30, 2002
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
BALANCE, January 1, 2002	21,403,656	$171,059	$34	$(133,866)	$37,227
Issuance of shares under employee stock purchase plan	39,325	816			816
Exercise of stock options	574,550	6,177			6,177
Non-cash stock-based compensation expense		916			916
Comprehensive income:
Net income				9,108	9,108
Other comprehensive income:
Foreign currency translation adjustments			505		505
Interest rate swap on long-term debt			(101)		(101)

Net comprehensive income					9,512

BALANCE, September 30, 2002	22,017,531	$178,968	$438	$(124,758)	$54,648

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Month Periods Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$9,108	$(8,740)
Loss from discontinued operations	—	5,737
Loss from disposal of discontinued operations	—	3,552
Loss related to early retirement of debt	6,308	—

Income from continuing operations	15,416	549
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,382	19,640
Debt discount amortization	41	94
Non-cash stock-based compensation	916	175
Cash provided (used) by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(513)	(16)
Other assets	(1,218)	1
Accounts payable	(275)	784
Accrued liabilities payable to retailers	2,242	7,599
Accrued liabilities	(2,648)	3,796

Net cash provided by continuing operations	33,343	32,622
Net cash provided by discontinued operations	—	862

Net cash provided by operating activities	33,343	33,484

INVESTING ACTIVITIES:
Purchase of fixed assets	(16,209)	(13,310)
Proceeds from sale of fixed assets	185	5

Net cash used by continuing operations	(16,024)	(13,305)
Net cash used by discontinued operations	—	(617)

Net cash used by investing activities	(16,024)	(13,922)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(82,914)	(764)
Borrowings on long-term debt obligations	58,000	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	6,993	5,277

Net cash provided (used) by continuing operations	(17,921)	4,513
Net cash used for early retirement of debt	(4,878)	—

Net cash provided (used) by financing activities	(22,799)	4,513

Effect of exchange rate changes on cash	185	88

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,295)	24,163

CASH AND CASH EQUIVALENTS:
Beginning of period	105,935	70,684

End of period	$100,640	$94,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,013	$4,127

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligation	$1,203	$664
Stock issued in connection with purchase of minority interest of subsidiary	$—	$1,000
Financing costs written off upon retirement of debt	$1,430	$—
Cashless exercise of warrants	$—	$723

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended September 30, 2002 and 2001
(unaudited)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company:    We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception, and as of September 30, 2002, had an installed base of 10,372 units located in supermarkets and financial institutions in 47 states, the District of Columbia, Canada and the United Kingdom.

Basis of Presentation:    The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

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

Recent Accounting Pronouncements:    In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, Revision of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases, which are modified such that the resulting lease agreement is classified as an operating lease, be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income, however, it will result in a reclassification of the extraordinary loss on early extinguishment of debt reported in 2003. Such amounts will be reported as a separate component of income from continuing operations and the earnings per share effects will not be disclosed on the face of the income statement.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Month Periods Ended September 30, 2002 and 2001
(unaudited)

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. As of July 16, 2002, we qualified for an interest rate payable of LIBOR plus 200 basis points or the base rate plus 50 basis points resulting from an improvement in our consolidated leverage ratio.

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

Quarterly principal payments on the outstanding term loan began September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our first quarterly principal payment of $2.7 million was paid September 30, 2002. Our principal payments will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of July 16, 2002, we qualified for a commitment fee on the unused portion of the facility equal to 30 basis points.

On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes using advances under our $15.0 million term loan with Comerica Bank. Following the completion of our new credit facility, we repurchased the remaining $36.0 million of our 13% senior subordinated discount notes and repaid outstanding balances of $15.5 million under our Comerica Bank facility. In connection with the extinguishment of this debt, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness. On September 30, 2002, we made a principal payment of $2.7 million on our credit facility and a $3.0 million payment on our revolving loan. As of September 30, 2002, the outstanding balance of our credit facility with Bank of America is a $37.3 million term loan.

During the quarter ended September 30, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap totaled $10 million and the maturity dates, interest rate reset dates and notional amounts of the swap match the terms of the underlying debt.

The fair value of the interest rate swap at September 30, 2002 resulted in a liability of approximately $101,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements. The incremental interest expense incurred as a result of the interest rate swap was approximately $10,000 in the quarter ended September 30, 2002.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Month Periods Ended September 30, 2002 and 2001
(unaudited)

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2002	2001	2002	2001
	(in thousands except share data)
Numerator:
Net income from continuing operations	$15,416	$549	$8,758	$1,569
Loss from discontinued operations	—	(9,289)	—	—

Loss from extraordinary item	(6,308)	—	—	—

Net income (loss)	$9,108	$(8,740)	$8,758	$1,569

Denominator:
Weighted average shares for basic calculation	21,760	20,718	21,944	20,928
Warrants	11	25	10	30
Incremental shares from employee stock options	953	982	813	1,099

Weighted average shares for diluted calculation	22,724	21,725	22,767	22,057

NOTE 5:    BUSINESS SEGMENT INFORMATION

Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

We are organized into two reportable business segments: the North American core business (which includes the United States and Canada), and our International business (which includes the United Kingdom). In 2001, we discontinued operations of our Meals.com business segment. Accordingly, information regarding Meals.com has been excluded from the segment disclosure set forth below. Information about our two reportable business segments is disclosed in the table below:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2002	2001	2002	2001
	(in thousands)
Revenue:
North American core business	$110,019	$92,811	$41,062	$34,652
International business	4,005	919	1,879	524
Intercompany eliminations and reclassifications	—	(109)	—	—

Total revenue	$114,024	$93,621	$42,941	$35,176

Net income (loss) from continuing operations:
North American core business	$16,350	$2,120	$9,284	$2,116
International business	(934)	(971)	(526)	(548)
Intercompany eliminations and reclassifications	—	(600)	—	1

Total net income from continuing operations	$15,416	$549	$8,758	$1,569

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Nine Month Periods Ended September 30, 2002 and 2001
(unaudited)

	September 30, 2002	December 31, 2001
	(in thousands)
Total assets:
North American core business	$164,293	$172,598
International business	11,640	6,327
Intercompany eliminations and reclassifications	(11,469)	(7,738)

Total assets	$164,464	$171,187

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

Nine Months Ended September 30, 2001
(in thousands)
Revenue	$619
Operating expenses	7,321

Operating loss	(6,702)
Interest, other income and minority interest, net	965

Loss from discontinued operations	(5,737)
Loss on disposal of discontinued operations	(3,552)

Loss from discontinued operations	$(9,289)

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

We launched our North American core business with the installation of the first Coinstar unit in 1993. Since inception, our core business has counted and processed more than 128 billion coins worth over $5.7 billion in more than 175 million customer transactions. With over 250 retail partners (including supermarket chains, independent operators and financial institutions) we currently operate more than 9,890 Coinstar units in 133 regional markets across 47 states, the District of Columbia and Canada.

In May 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury’s Supermarkets Ltd to begin installing additional machines in their stores. We are continuing a pilot with Tesco Stores Ltd and announced a new pilot with Makro Self Service Wholesalers Limited, the second largest wholesale warehouse club in the United Kingdom. We currently operate over 470 Coinstar units in the United Kingdom.

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

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support and consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners, which we define as revenue sharing. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring machines to a like-new condition. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of compensation expense, administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment, leased automobiles, furniture and fixtures, leasehold improvements and amortization of our deferred financing fees.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses and an accumulated deficit of $124.8 million as of September 30, 2002. Although we were profitable on a consolidated basis in recent quarters, we can not provide any assurance that we will be profitable in future quarters. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. These efforts may not succeed in increasing market penetration or customer usage. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as the touch-point for a range of consumer products and services such as prepaid cards, prepaid cellular, bill payment and person-to-person money transfers. These new initiatives, however, may not succeed in creating new sources of revenue or result in profitable new businesses.

We believe that our future coin-counting revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future quarters may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied on as indications of future performance.

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

The following table shows revenue and expenses as a percent of revenue for the periods ended:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2002	2001	2002	2001
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	43.6	45.2	42.3	44.5
Regional sales and marketing	5.3	6.5	6.3	9.0
Product research and development	3.3	3.3	2.7	3.1
Selling, general and administrative	14.6	17.4	12.3	15.4
Depreciation and amortization	17.0	21.0	14.9	18.2

Income from operations	16.2%	6.6%	21.5%	9.8%

Three Month Periods Ended September 30, 2002 and 2001

Revenue

Revenue increased to $42.9 million for the three months ended September 30, 2002 from $35.2 million for the comparable 2001 period. Revenue grew primarily as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service and an increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units in North America and the United Kingdom increased to 10,372 at September 30, 2002 from 8,990 units at September 30, 2001. The total dollar value of coins processed worldwide increased to approximately $486.3 million during the three month period ended September 30, 2002 from $396.2 million in the comparable period in the prior year.

Direct Operating Expenses

Direct operating expenses increased to $18.1 million in the three months ended September 30, 2002 from $15.7 million in the comparable prior year period. Direct operating expenses grew primarily due to increases in revenue sharing payments to our retail partners and coin pick-up and processing costs associated with the growth in coin processing revenue, and increases in field service expenses related to our expansion into new international and domestic regional markets. Direct operating expenses as a percentage of revenue decreased to 42.3% in the three months ended September 30, 2002 from 44.5% in the same period of 2001. The decrease in direct operating expenses as a percentage of revenue resulted from the realization of coin pick-up and transportation cost economies attributable to regional densities, the utilization of cheaper, more efficient coin pick-up methods and a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

Regional Sales and Marketing

Regional sales and marketing expenses decreased to $2.7 million in the quarter ended September 30, 2002 from $3.2 million in the comparable prior year period. Regional sales and marketing expenses declined due to a decrease in the level of advertising and other promotional activity in our North American core business. This was partially offset by an increase of advertising activity in the United Kingdom. During the three month period ending September 30, 2002, we decreased our expenditures for North American advertising (radio, television, Regional promotions) and the resulting advertising agency fees by $0.8 million, while increasing our United Kingdom radio advertising and public relations consulting fees by $0.3 million, compared to the third quarter of 2001. Regional sales and marketing expenses as a percentage of revenue decreased to 6.3% in the three months ended September 30, 2002 from 9.0% in the same period of 2001.

Product Research and Development

Product research and development expenses increased to $1.2 million in the quarter ended September 30, 2002 from $1.1 million in the comparable prior year quarter. Product research and development expenses grew primarily as a result of an increase in compensation expenses including payroll taxes and employee benefits that were partially offset by a reduction of consulting services for new product development. The increase in our compensation expense is due to increased staffing that is directed toward broadening our ability to deliver a range of consumer products and services. Product research and development expenses as a percentage of revenue decreased to 2.7% in the three months ended September 30, 2002 from 3.1% in the same period of 2001.

Selling, General and Administrative

Selling, general and administrative expenses decreased slightly to $5.3 million in the quarter ended September 30, 2002 from $5.4 million in the comparable prior year period. Selling, general and administrative expenses decreased primarily as a result of a decrease in non-cash stock-based compensation charges totaling $0.1 million. Selling, general and administrative expenses as a percentage of revenue decreased to 12.3% in the quarter ended September 30, 2002 from 15.4% in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses remained the same at $6.4 million in the quarters ended September 30, 2002 and 2001. Depreciation expenses remained consistent primarily as a result of a net decrease in the number of Coinstar units being depreciated, offset by purchases of other capital assets. A greater number of Coinstar units were fully depreciated between September 30, 2001 and September 30, 2002 than were newly installed in the same period. Depreciation and amortization expenses as a percentage of revenue decreased to 14.9% in the three months ended September 30, 2002 from 18.2% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $0.1 million in the three months ended September 30, 2002 from $0.2 million in the comparable period in 2001. Interest income decreased due to lower cash balances following the repayment of a portion of our long-term debt and lower rates of return on investments in the three months ended September 30, 2002 than in the same period in the prior year.

Interest expense decreased to $0.5 million in the three months ended September 30, 2002 from $2.1 million in the comparable prior year period. Interest expense decreased primarily due to the retirement of $61.0 million of our 13% senior subordinated discount notes during the first two quarters of 2002, of which $43.0 million was replaced with lower interest term and revolver loans from Bank of America. As of September 30, 2002, the outstanding principal balance on our long-term debt was $37.3 million.

Net Income from Continuing Operations

In the quarter ended September 30, 2002, income from continuing operations was $8.8 million compared to $1.6 million in the same period in 2001. The increase in income from continuing operations resulted primarily from an increase in revenue, improved direct operating margin and lower interest expense. We expect that our coin processing business segments will continue to reflect improved operating leverage of the Coinstar coin-counting machine network.

Nine Month Periods Ended September 30, 2002 and 2001

Revenue

Revenue increased to $114.0 million for the nine months ended September 30, 2002 from $93.6 million for the comparable 2001 period. Revenue grew primarily as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service during the 2002 period and an increase in the volume of coins processed by the units in service during this period. The total dollar value of coins processed worldwide increased to approximately $1.3 billion during the nine month period ended September 30, 2002 from $1.1 billion in the comparable period in the prior year.

Direct Operating Expenses

Direct operating expenses increased to $49.8 million in the nine months ended September 30, 2002 from $42.3 million in the comparable prior year period. Direct operating expenses increased primarily due to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 21.8% increase in coin processing revenue, higher coin pick-up and processing costs resulting from the increased coin processing volumes during the nine month period and increases in field service expenses related to our expansion into new international and domestic regional markets. Direct operating expenses as a percentage of revenue decreased to 43.6% in the nine months ended September 30, 2002 from 45.2% in the same period of 2001. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and transportation cost economies attributable to regional densities and the utilization of cheaper, more efficient coin pick-up methods.

Regional Sales and Marketing

Regional sales and marketing expenses remained consistent at $6.0 million in the nine months ended September 30, 2002 and 2001. In 2002, we increased radio and freestanding insert advertising and decreased television advertising compared to the nine months ended September 30, 2001. Regional sales and marketing expenses as a percentage of revenue decreased to 5.3% in the nine months ended September 30, 2002 from 6.5% in the same period of 2001.

Product Research and Development

Product research and development expenses increased to $3.7 million in the nine months ended September 30, 2002 from $3.1 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in compensation expenses including payroll taxes and employee benefits and an increase in consulting services for new product development. Our increased expenditures on compensation and consulting have been directed toward broadening our ability to deliver a range of consumer products and services. Product research and development expenses as a percentage of revenue remained consistent at 3.3% in the nine months ended September 30, 2002 and 2001.

Selling, General and Administrative

Selling, general and administrative expenses increased to $16.6 million in the nine months ended September 30, 2002 from $16.3 million in the comparable prior year period. Selling, general and administrative expenses increased primarily as a result of a non-cash stock-based compensation charge totaling $0.9 million as well as increased insurance expenses. These expenses were offset by decreases in legal and advertising production expense. Selling, general and administrative expenses as a percentage of revenue decreased to 14.6% in the nine months ended September 30, 2002 from 17.4% in the same period in the prior year.

Depreciation and Amortization

Depreciation and amortization expenses decreased to $19.4 million in the nine months ended September 30, 2002 from $19.6 million in the comparable prior year period. Depreciation expenses declined primarily due to the net decrease in the number of Coinstar units being depreciated. A greater number of Coinstar units were fully depreciated between September 30, 2001 and September 30, 2002 than were newly installed in the same period. Depreciation and amortization expenses as a percentage of revenue decreased to 17.0% in the nine months ended September 30, 2002 from 21.0% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $0.3 million in the nine months ended September 30, 2002 from $0.6 million in the comparable period in 2001. Interest income decreased due to lower cash balances following the repayment of our long-term debt and lower rates of return on investments in the nine months ended September 30, 2002 than in the same period in the prior year.

Interest expense decreased to $3.3 million in the nine months ended September 30, 2002 from $6.2 million in the comparable prior year period. Interest expense decreased primarily due to the repayment of $61.0 million of our 13% senior subordinated discount notes during the six months ended June 30, 2002, of which $43.0 million was replaced with lower interest term and revolver loans from Bank of America. As of September 30, 2002, the outstanding principal balance on our long-term debt was $37.3 million.

Net Income from Continuing Operations

In the nine months ended September 30, 2002, income from continuing operations was $15.4 million compared to income from continuing operations of $0.5 million in the same period in 2001. Income from continuing operations resulted primarily from an increase in revenue, improved direct operating margin and lower interest expense.

Loss Related to Early Retirement of Debt

During the nine months ended September 30, 2002, we repurchased $61.0 million of our 13% senior subordinated discount notes using advances under a credit facility with Comerica Bank, available cash and advances under a new credit facility with Bank of America. We also repaid outstanding balances of $15.5 million under the Comerica facility during this period. To redeem our 13% senior subordinated discount notes and repay the Comerica facility, we used $18.5 million of our available cash and $43.0 million borrowed under a credit agreement with Bank of America. In connection with our retirement of the senior subordinated discount notes and Comerica debt, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and payment of premium associated with the early retirement of the indebtedness.

Liquidity and Capital Resources

As of September 30, 2002, we had cash and cash equivalents of $100.6 million, which consisted of cash and cash equivalents of $44.5 million and cash due to retailers of $56.1 million, representing cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $18.7 million at September 30, 2002. Net cash provided by continuing operating activities was $33.3 million for the nine months ended September 30, 2002, compared to net cash provided by continuing operating activities of $32.7 million for the nine months ended September 30, 2001. Cash provided by operating activities increased primarily as the result of a $14.9 million increase in our net income from continuing operations offset by increased non-cash adjustments to net income and increased use of cash for operating assets and liabilities during the nine months ended September 30, 2002. Non-cash expenses increased $0.3 million, primarily from increased non-cash stock-based compensation offset by a decrease in depreciation and amortization. The increased use of cash for operating assets and liabilities in 2002 resulted primarily from interest payments made in connection with the early extinguishment of debt, payment of bonuses in February 2002 for amounts earned in 2001, capitalized financing fees incurred to acquire a $90.0 million credit facility with Bank of America, as well as a reduction of accounts payable balances.

Net cash used by investing activities from continuing operations for the nine months ended September 30, 2002 was $16.0 million compared to $13.3 million in the prior year period. Net cash used by investing activities consisted of capital expenditures incurred in each of the nine months ended September 30, 2002 and 2001, primarily for the purchase of Coinstar units.

Net cash used by financing activities for the nine months ended September 30, 2002 was $22.8 million, representing primarily cash used to retire a portion of our senior subordinated discount notes and the payment of $4.9 million in premiums associated with the retirement of this debt. These payments were offset by cash provided by financing activities in the form of new borrowings on our lower interest credit facility and proceeds from the exercise of stock options and employee stock purchases of $7.0 million. Net cash provided by financing activities for the nine months ended September 30, 2001 was $4.5 million representing primarily proceeds from the exercise of stock options and employee stock purchases of $5.3 million offset by principal payments on capital lease obligations.

As of September 30, 2002, we had two irrevocable letters of credit that totaled $9.9 million. These letters of credit, which expire and are replaced at various times, are available to collateralize certain obligations to third parties. As of September 30, 2002, no amounts were outstanding under these letters of credit agreements.

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

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. As of July 16, 2002, we qualified for an interest rate of LIBOR plus 200 basis points or the base rate plus 50 basis points resulting from an improvement in our consolidated leverage ratio.

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

Quarterly principal payments on the outstanding term loan began September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our first quarterly principal payment of $2.7 million was paid September 30, 2002. Our principal payments will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of July 16, 2002 we qualified for a commitment fee on the unused portion of the facility equal to 30 basis points.

Early Extinguishment of Debt

On January 3, 2002, we repurchased $10.0 million of our 13% senior subordinated discount notes with our available cash, and on March 15, 2002, we repurchased an additional $15.0 million of these notes through the use of our $15.0 million term loan with Comerica Bank. Following the completion of our new credit facility with Bank of America, we repurchased the remaining $36.0 million of our 13% senior subordinated discount notes and repaid outstanding balances of $15.5 million under the Comerica Bank facility. In connection with these repurchases, we recorded an extraordinary charge of $6.3 million consisting of the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness. As of September 30, 2002, the outstanding balance of our credit facility with Bank of America was a $37.3 million term loan.

The tables below summarize our contractual obligations and other commercial commitments as of September 30, 2002:

	Payments Due by Period
Contractual Obligations as of September 30, 2002	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$37,333	$12,833	$24,500	$—	$—
Capital lease obligations	1,849	936	913	—	—
Operating leases	2,453	1,232	1,221	—	—

Total contractual cash obligations	$41,635	$15,001	$26,634	$—	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2002	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	9,857	9,857	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$9,857	$9,857	$—	$—	$—

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the type and scope of service enhancements, our expansion in the United Kingdom and the cost of developing potential new product and service offerings and product and service enhancements.

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

Our coin processing volumes appear to be affected by seasonality that mirrors the seasonality of our supermarket partners. Typically, the third quarter is our seasonally strongest quarter followed by the fourth quarter. Our seasonally weakest quarter is typically the first quarter. There can be no assurance, however, that such seasonal trends will continue. Any projections of future seasonality are inherently uncertain due to our lack of comparable companies engaged in the coin processing business.

	Three month periods ended
	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000
	(in thousands, except unit data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$42,941	$37,918	$33,165	$35,731	$35,176	$31,245	$27,200	$28,251
Expenses:
Direct operating	18,141	16,448	15,189	15,729	15,667	13,798	12,878	12,984
Regional sales and marketing	2,711	2,789	534	3,141	3,176	2,501	370	2,402
Product research and development	1,170	1,344	1,234	1,068	1,108	989	997	916
Selling, general and administrative	5,284	5,572	5,774	5,931	5,400	5,946	4,968	5,510
Depreciation and amortization	6,409	6,363	6,610	6,709	6,394	6,483	6,763	6,635

Income (loss) from operations	9,226	5,402	3,824	3,153	3,431	1,528	1,224	(196)
Other expense, net	(468)	(930)	(1,638)	(1,961)	(1,862)	(1,873)	(1,899)	(1,992)

Net income (loss) from continuing operations	8,758	4,472	2,186	1,192	1,569	(345)	(675)	(2,188)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	(2,376)	(3,361)	(5,222)
Income (loss) on disposal of discontinued operations	—	—	—	162	—	(3,552)	—	—

Net income (loss) from discontinued operations	—	—	—	162	—	(5,928)	(3,361)	(5,222)

Income (loss) before extraordinary item	8,758	4,472	2,186	1,354	1,569	(6,273)	(4,036)	(7,410)

Extraordinary item:
Loss related to early retirement of debt	—	(3,836)	(2,472)	—	—	—	—	—

Net income (loss)	$8,758	$636	$(286)	$1,354	$1,569	$(6,273)	$(4,036)	$(7,410)

Net income (loss) per share, basic:
Continuing operations	$0.40	$0.21	$0.10	$0.05	$0.07	$(0.02)	$(0.03)	$(0.11)
Discontinued operations	—	—	—	0.01	—	(0.28)	(0.17)	(0.25)
Extraordinary items	—	(0.18)	(0.11)	—	—	—	—	—

Net income (loss) per share	$0.40	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)	$(0.36)

Net income (loss) per share, diluted:
Continuing operations	$0.38	$0.20	$0.10	$0.05	$0.07	$(0.02)	$(0.03)	$(0.11)
Discontinued operations	—	—	—	0.01	—	(0.28)	(0.17)	(0.25)
Extraordinary items	—	(0.17)	(0.11)	—	—	—	—	—

Net income (loss) per share	$0.38	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)	$(0.36)

	Three month periods ended
	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001	Dec. 31, 2000
	(in thousands, except unit data)
	(unaudited)
Selected Operating Data — North American core business:
Number of new Coinstar units installed during the period	239	140	192	487	70	193	95	413
Installed base of Coinstar units at end of period	9,898	9,659	9,519	9,327	8,840	8,770	8,577	8,482
Average age of network for the period (months)	40.4	38.7	36.8	35.3	33.8	31.9	29.7	27.6
Designated marketing areas	133	132	130	130	124	123	123	122
Dollar value of coins processed	$461,207	$411,933	$362,607	$393,186	$389,208	$348,255	$303,799	$315,715
Revenue	41,062	36,675	32,282	35,005	34,652	31,029	27,130	28,107
Annualized revenue per average installed unit (1)	16,785	15,375	13,739	15,371	15,737	14,406	12,696	13,565
Direct contribution (2)	23,959	20,879	17,670	19,968	19,412	17,461	14,373	15,195
Direct contribution margin (%)	58.3%	56.9%	54.7%	57.0%	56.0%	56.3%	53.0%	54.1%
Annualized direct contribution per average installed unit (1)(2)	$9,794	$8,753	$7,520	$8,768	$8,816	$8,102	$6,708	$7,333
Regional sales and marketing	2,203	2,761	420	2,858	3,000	2,535	377	2,402
Product research and development	1,147	1,307	1,228	1,019	1,083	945	915	886
Selling, general and administrative	4,919	5,110	4,961	5,586	4,958	5,685	4,942	4,789
EBITDA (3)	15,690	11,701	11,061	10,505	10,371	8,296	8,139	7,118
EBITDA margin (%)	38%	32%	34%	30%	30%	27%	30%	25%

Depreciation and amortization	$6,050	$6,080	$6,424	$6,559	$6,323	$6,483	$6,763	$6,635
Non-cash stock-based compensation	42	266	608	20	146	29	—	505
Interest and other expense, net	314	792	1,526	1,845	1,786	1,791	1,365	1,655

Net income (loss) from continuing operations	$9,284	$4,563	$2,503	$2,081	$2,116	$(7)	$11	$(1,677)
Net income (loss) per share from continuing operations:
Basic	$0.42	$0.21	$0.12	$0.10	$0.10	$0.00	$0.00	$(0.08)
Diluted	$0.41	$0.20	$0.11	$0.09	$0.10	$0.00	$0.00	$(0.08)

(1)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
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

We generally have separate agreements with each of our retail partners providing for our exclusive right to provide coin processing services in retail locations. Coinstar units in service in three supermarket chains, The Kroger Co., Albertson’s, Inc. and

Safeway accounted for approximately 24%, 13% and 11%, respectively, of our revenue in the nine months ended September 30, 2002. The termination of our contracts with any one or more of our retail partners could seriously harm our business, financial condition, results of operations and ability to achieve sufficient cash flow to service our indebtedness.

We rely on one source of revenue.    We have derived, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. Accordingly, continued market acceptance of our coin processing service is critical to our future success. If demand for our coin processing service does not remain strong and continue to grow due to technological changes, competition, market saturation or other factors, our business, financial condition and results of operations and ability to achieve sufficient cash flow to service our indebtedness could be seriously harmed. As a consequence, our future success may depend on our ability to develop and commercialize new products and services. The development and successful commercialization of new products, services and enhancements pose a variety of technical challenges requiring us to enhance the capabilities of our units and our network and hire additional qualified employees. Furthermore, we may need to enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to establish third party relationships necessary to develop and commercialize additional products or services and, once established, such relationships may not prove successful.

Our ability to maintain sustained profitability from continuing operations remains uncertain.    On a consolidated basis, we achieved net income from continuing operations of $8.8 million for the quarter ended September 30, 2002. We cannot be certain that we will maintain existing levels of customer utilization to sustain the level of profitability that we achieved in the first nine months of 2002, or generate sufficient cash flow to continue to meet our capital and operating expenses and debt service obligations. You should not consider prior growth rates in our revenue to be indicative of our future operating results. The timing and amount of future revenues will depend almost entirely on our ability to continue to drive new and repeat customer utilization of our service. Our future operating results also will depend upon many other factors, including:

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

Our business may be subject to federal, state and local laws and government regulation.    Our current business, as well as new products or services we are currently exploring or may explore in the future, may be subject to federal, state and local laws and government regulation, including government regulation relating to coins, consumer protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, and sweepstakes and contests. Given the unique nature of our business and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain. Although to date our business has not been affected materially by government regulation, the application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, or changes in government authorities’ interpretation of the application of various government regulations to our business, may materially impact our business in the future.

We have substantial indebtedness.    As of September 30, 2002, we had outstanding indebtedness of $39.1 million which included $37.3 million of term debt and lease obligations totaling approximately $1.8 million. On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. We have quarterly principal payments of $2.7 million which began September 30, 2002, which will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005.

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

We may be unable to adequately protect or enforce our patents and proprietary rights.    Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have significant United States and international patents relevant to aspects of self-service coin counting. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Although such disruptions have not had a material effect on our operations, future upgrades or improvements could result in delays or disruptions that may seriously harm our operations.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date					September 30, 2002
(in thousands)	2002	2003	2004	2005	2006	Total	Fair Value
Long-term debt	$2,666	$13,917	$16,500	$4,250	—	$37,333	$37,333
Average interest rate	*	*	*	*	—	*	*

*	Interest rates may increase or decrease based on Coinstar’s consolidated leverage ratio. As of September 30, 2002, interest rates are based on LIBOR plus 200 basis points.

During the quarter ended September 30, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap totaled $10 million and the maturity dates, interest rate reset dates and notional amounts of the swap match the terms of the underlying debt.

The fair value of the interest rate swap at September 30, 2002 resulted in a liability of approximately $101,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements. The incremental interest expense incurred as a result of the interest rate swap was approximately $10,000 in the quarter ended September 30, 2002.

Item 4.    Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this quarterly report of Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on August 8, 2002, the following actions were taken:

1.	Election of Directors

	For	Withheld
Deborah L. Bevier	17,787,420	36,806
David M. Eskenazy	17,787,420	36,806
Robert D. Sznewajs	17,787,420	36,806

2.	To approve amendments to Coinstar’s 1997 Equity Incentive Plan to, among other things, increase the number of shares available for grant from 3,580,000 shares to 4,380,000 shares.

For	Against	Abstain
15,958,420	1,801,673	64,133

3.	To approve an amendment to increase the number of shares available for grant under Coinstar’s 1997 Non-Employee Directors’ Stock Option Plan from 200,000 shares to 400,000 shares.

For	Against	Abstain
16,300,379	1,452,131	71,716

4.	To ratify the selection of Deloitte & Touche LLP as independent auditors of Coinstar for the fiscal year ending December 31, 2002.

For	Against	Abstain
17,050,013	743,617	30,596

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit Number	Description of Document

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:  None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC. (registrant)

By:	/S/ DIANE L. RENIHAN
Diane L. Renihan Chief Financial Officer November 12, 2002

CERTIFICATIONS

I, David W. Cole, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Coinstar, Inc.

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ DAVID W. COLE
David W. Cole Chief Executive Officer

I, Diane L. Renihan, certify that:

1.        I have reviewed this quarterly report on Form 10-Q of Coinstar, Inc.

2.        Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.        Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 12, 2002

/s/ DIANE L. RENIHAN
Diane L. Renihan Chief Financial Officer