Form 10-K
period 2002-12-31
COINSTAR INC
filed 2003-03-21
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-22555

COINSTAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 943-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 28, 2002 as reported on the NASDAQ National Market, was approximately $378,192,000. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at June 28, 2002 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2003, there were 21,674,424 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the annual meeting of stockholders to be held on June 12, 2003 are incorporated by reference in Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

FORM 10-K

PART I

Item 1.    Business.

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Summary

We were incorporated in the state of Delaware on October 12, 1993. We own and operate the only nationwide fully-automated network of self-service coin-counting machines. Our machines are installed primarily in supermarkets across the United States, Canada and in the United Kingdom. We have relationships with 19 of the 20 largest supermarket chains (excluding mass merchandisers) in the United States, a well-trained field service organization and a sophisticated, highly secure and scalable two-way, wide-area communications network.

We refer to our United States and Canada coin-counting business as our North American core business segment. We launched our North American core business with the installation of the first Coinstar unit in 1993. Since inception, our core business has counted and processed more than 137 billion coins worth over $6.4 billion in more than 190 million customer transactions. With over 260 retail partners (including supermarket chains and independent operators), we currently operate more than 10,170 Coinstar® units in 137 regional markets across North America with installations in 47 states, the District of Columbia and Canada.

Our other business segment consists of our United Kingdom coin-counting operation. In the United Kingdom we have agreements with Asda Stores Ltd. and Sainsbury’s Supermarkets Ltd., two of the three largest supermarket chains in the United Kingdom, and we are testing our service in selected Tesco Stores Ltd. and Makro Self Service Wholesalers Ltd. locations. To date, we have installed over 530 machines in the United Kingdom.

The Coinstar coin-counting unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the unit, which sorts and counts the change and dispenses vouchers that list the dollar value of coins counted, less our transaction fee. The vouchers may be applied to retail purchases or redeemed for cash at the retail partner’s store. Our coin-counting service provides consumers with a convenient and reliable means of converting loose coins into spendable cash. Our service also benefits our retail partners by providing an additional source of revenue, increasing store traffic, promoting sales and reducing internal store coin handling expenses.

Each Coinstar unit is powered by a Pentium® PC and is designed to operate as part of a scalable, two-way, wide-area communications network. Our sophisticated fully-automated network enables us to track each machine 24 hours a day and provides key financial data and operating statistics to our field service representatives, coin transportation partners, processing partners, banks and our headquarters for analysis and back-up.

Our internal field service organization of approximately 250 technicians is linked to the Coinstar network, and each field service technician receives a report every morning via modem detailing which units in his or her technical service territory require maintenance or repair work. In addition, each technician receives real-time information throughout the day via wireless paging. The field service organization, which provides highly responsive service to our customers and retail partners by performing preventive maintenance and repair on our Coinstar units, enables us to maintain a system-wide unit availability of greater than 95%.

Our transportation partners are also linked to the Coinstar network and receive daily reports that detail which Coinstar units need to be emptied of accumulated change enabling dynamic route scheduling. The transportation partners pick up the accumulated change and deliver it to a commercial processing facility where the coins are sorted. The counts are then re-verified and checked against the Coinstar network’s unit count to ensure accuracy. When the verification process is complete, the coins are deposited in the local bank. Funds representing 91.1% of the coin value processed are wired to the supermarket retailer as reimbursement for cash paid to the consumer or amounts applied towards retail purchases. We retain the remaining coin value, which represents our revenue, as our own transaction fee. On a quarterly basis we pay a percentage of our coin-counting revenue to our supermarket retailers, which we refer to as revenue share.

Financial Information about Industry Segments

See Note 14 to our consolidated financial statements for a summary of net revenue from unaffiliated customers, net income (loss) from continuing operations and identifiable assets attributable to our business segments for fiscal years ended 2002, 2001 and 2000.

Significant Coin–Counting Opportunity in the United States

We believe the market for coin-counting services is very large. Traditionally, banks and other depository institutions have been the primary means by which consumers could convert coins into cash, but they typically have provided the service only to their customers and generally only after the customer has pre-sorted, counted and wrapped the coins—a very inefficient and labor intensive process. The prevalence of coins in cash transactions and the lack of a convenient alternative for converting coins into cash have resulted in the continual accumulation of coins.

Growth Strategy

Our objective is to drive trial and repeat usage of the Coinstar service, both in North America and in the United Kingdom, and to develop new, value-added products and services that can be delivered through the Coinstar network. Key elements of our growth strategy include:

Increasing consumer use of our coin-counting service.    In October 2002, we commissioned NFO WorldGroup, an independent research company, to perform a study regarding customer awareness and usage of our machines. This study indicated that only approximately 17.5% of the people living in markets where Coinstar machines have been installed for 12 months or more have tried our service. However, we enjoy high repeat usage of the Coinstar service. According to an earlier study performed by NFO WorldGroup, 78% of the people who have tried our service indicate a likelihood to use it again. We believe that through effective marketing we can build greater awareness of our service that will drive repeat usage to create recurring revenue streams and enhance the revenue growth of our coin recycling business.

Expanding the Coinstar network.    We plan to selectively expand our presence in North America and the United Kingdom in high traffic supermarkets as our primary retail locations because of the prevalence of large regional chains, geographic concentration of stores and recurring consumer traffic. We believe an opportunity exists to increase the number of Coinstar units installed through increased penetration of existing supermarket partner stores as well as by entering into contracts with new supermarket partners. Supermarkets offer a large market of potential consumers, a convenient location for multiple consumer visits and opportunities for large-scale deployments. We estimate that our viable universe of installments, or the number of retail locations in which we can profitably operate our coin-counting services, is between 13,000 to 15,000 stores in North America and approximately 1,000 stores in the United Kingdom.

In addition to targeting high traffic supermarkets, we continue exploring ways to reduce the cost of servicing our Coinstar machines and/or the cost structure of unit production to allow us to profitably penetrate lower density geographic markets and new distribution formats, such as high traffic drug stores, convenience stores and mass merchandisers. If we are successful in creating new business models with reduced cost structures and can make the unit economics more attractive in new markets and new distribution formats, we may be able to significantly expand our viable universe of installations beyond the estimated 13,000 to 15,000 supermarket locations we currently view as our target market. There can be no assurance, however, that any of the proposed new business models will result in expansion of our viable universe.

Leveraging the North American core business platform in the United Kingdom.    We are continuing to expand in the United Kingdom. To date, we have installed over 530 Coinstar units in Sainsbury’s Supermarkets Ltd. and Asda Stores Ltd. and, on a pilot basis, in Tesco Stores Ltd. and Makro Self Service Wholesalers Ltd. These retailers represent the three largest grocery retailers and the second largest wholesale warehouse club in the United Kingdom. We believe the United Kingdom offers an attractive market opportunity given the higher coin value of British currencies and similar customer profiles to the United States. We estimate that approximately 1,000 supermarket locations in the United Kingdom are viable primary retail locations.

Leveraging our existing network of over 10,700 machines, our core relationships and prime retail locations to provide value-added new products and services to consumers and our retail partners.    Our network of over 10,700 machines, our relationships with leading supermarket chains and our prime retail locations form a strategic platform from which we are able to deliver additional value-added new products and services to consumers and our retail partners and create additional revenue streams independent of coin counting. We envision the Coinstar unit as the touch-point for a range of consumer products and services and are currently testing various concepts through our Coinstar machines such as prepaid wireless services, other prepaid stored value cards and digital image processing. There can be no assurance, however, that these concepts will prove successful enough to justify full-scale rollouts.

The Coinstar Network

Coinstar Unit

Our coin processing unit is comprised of a coin input and cleaning process, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. Our Coinstar unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. The coin-counting system in our Coinstar unit detects and removes foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. Our proprietary technology has enabled our coin processing units to be available to customers more than 95% of the time. In the event of any malfunction, our units have a telephone handset so our retail partners can connect directly to our customer service center using a toll-free number.

Intelligent Communications and Information Systems

Each Coinstar unit is controlled by an internal computer that runs a multi-tasking operating system and is designed to operate as part of a scalable, two-way, wide-area communications network. In addition to controlling and coordinating coin sorting and other functions, the computer electronically records nearly all unit operations. For each coin-counting and processing transaction, the unit produces a unique transaction number, records the dollar amount, time and duration of the transaction and identifies the number of each type of coin processed and the number of rejected coins. Our network allows Coinstar units to transmit these key financial data and operating statistics to our headquarters for analysis and backup generally every 24 hours. We use this information to accurately track unit coin flow and operating performance, enabling us to schedule timely coin pick-ups, provide unit service and perform essential accounting and reporting functions. In addition, this network enables us to configure and update the units remotely with a variety of operational and marketing data. The network and associated features provide the following key benefits:

•	Downloadable Information, Software Programs and Systems Enhancements. With a scalable, two-way, wide-area communications network, we can send customized information to each Coinstar unit including store-specific advertising, on-screen promotions and coupons. In addition, our network enables us to download new versions of application and operating system software to Coinstar units. This ability to perform multiple functions remotely eliminates costly on-site visits and lowers our per unit operating costs.

•	Enhancement of Field Service Productivity. Every Coinstar unit generates performance and operating reports that are transmitted daily over the network to our headquarters for consolidation. We can then electronically distribute this information through our network to our field service employees, which enables us to better utilize field service and transportation personnel. Information on individual unit usage and operations help us manage the efficiency of coin collection and transportation activities and reduce downtime resulting from units that are full of coins.

•	Financial Reporting and Reconciliation. We receive financial data and operating statistics through the network on a daily basis. The financial and accounting information is reconciled with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy and speed of each deposit. In addition, our retail partners automatically receive periodic facsimile or email reports generated by the network detailing information such as transaction volumes and deposits made for each store.

•	Automated Tracking of Coin Collection, Processing and Deposits. Our two-way, wide-area communications network is securely linked using sophisticated networking equipment that enables us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

•	Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our installation of Coinstar units. The components of the Coinstar network that reside at headquarters operate on widely available personal computers with certain reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors, allowing for efficient and effective communication among our employees, supermarket partners and armored car carriers.

Field Service Organization

We retain approximately 250 dedicated field service employees, supporting personnel as well as third party providers. Our field service organization provides responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repairs. Key components of the field service organization include:

•	Field Service Personnel. In all our markets, our field service employees have the primary direct contact with our consumers and retail partners. Each field service team member is connected to our two-way, wide-area communications network by laptop computer, mobile phone and pager. Each Coinstar unit provides specific service information to the responsible field service employee by directly paging the employee with current operating information based on a series of predetermined performance criteria.

•

Transportation and Processing Services.    Some of our employees provide limited transportation services for our coins. However, we primarily contract with third parties to transport and process coins deposited in Coinstar units. We believe the use of these contracted resources allows growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning the Coinstar unit, transporting the coins for processing at the coin processing facilities and depositing the coins to our local depository. We have an automated tracking system for tracking each deposit to each retail partner’s account, as well as our bank account.

•	Installation Personnel. An individual account manager manages each installation. For a typical installation, an operations representative visits the store prior to the delivery of the Coinstar unit to coordinate with the store manager on the location of the Coinstar unit within the store and review site requirements. On the day of delivery, our field service representative unpacks the unit and conducts a training and orientation session for store personnel.

Key Benefits of the Coinstar Network to Our Retail Partners

Our retail partner marketing strategy is to significantly increase our penetration with existing leading retail partners as well as to establish relationships with new leading retail partners in the largest metropolitan areas in the United States and in the United Kingdom. We highlight the benefits of our service, which include:

•	Increased Revenues to Our Partners. We provide our retail partners an additional source of revenue by paying them a percentage of our coin-counting revenue, which we refer to as revenue share.

•	Increased Store Traffic. We believe the Coinstar unit helps to increase store traffic by providing consumers with a fun, accurate and convenient means of converting accumulated change into cash. A January 2001 research study by NFO WorldGroup indicated that 59% of the Coinstar users were “very likely” or “somewhat likely” to visit another store to use a Coinstar unit if no unit were installed in the store they regularly visit.

•	Promotes Sales. The research study by NFO WorldGroup also found that Coinstar units promote incremental sales for retailers by putting new disposable income in shoppers’ hands. This study indicated that 40% of Coinstar users spend part or all of their cash vouchers in the store. Consumers often view their coin jars as “found money” and retailers enjoy access to this additional disposable income.

•	Reduces Internal Coin Handling Expenses. We offer our retail partners the ability to process and count their coins without any processing fee subject to certain restrictions, such as day of the week. We believe that this service reduces our retail partners’ internal coin handling labor expenses and losses.

Our Marketing Strategy

Our marketing strategy includes promoting use of the Coinstar unit through commercial media, such as selective television and radio advertising, national and local promotions and through our Coins that Count® program. We are conducting national promotions that increase usage and awareness while delivering additional value and products to consumers in a retail environment. For example, during 2002 we ran national promotions with Sony Pictures Entertainment and Nickelodeon. We also sponsored our own promotion, “Win Free Groceries for a Year.” These types of national promotions through which the customer receives something in return if they utilize the Coinstar machine help drive increased traffic to the Coinstar machine and attract new consumers. On a local basis, we work closely with our retail supermarket partners to market to their existing customer bases. This includes communication through advertising media already used by our partners, such as cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers and development of local market promotions.

We are also building awareness and attracting new customers by offering the opportunity to donate coins to non-profit organizations through our machines, which we call our Coins that Count® program. This philanthropic service provides consumers with a simple means for making tax-deductible donations. Instead of receiving vouchers to be redeemed at the retail partner’s checkout counter, consumers receive printed receipts evidencing the value of their donations. A customer who makes a donation through a Coinstar machine receives a receipt for

100% of the coins deposited, which is fully tax deductible, and the non-profit organization receives 92.5% of the total funds, which is one of the highest pass-through rates for non-profit organizations. Since 1998, we have had a continuing national relationship with the U.S. Fund for UNICEF as the designated coin processor for their annual Trick or Treat for UNICEF program. Since 2000, we have had a relationship with the American Red Cross whereby the Coinstar network helps raise money for Red Cross disaster relief. We have had a national relationship with the Leukemia and Lymphoma Society since 2001. We also work closely with our supermarket partners to support numerous other local and regional non-profit organizations.

We continue to test new marketing tactics in order to increase efficiency of spending. We plan to continue to use effective promotional opportunities in new markets and in the expansion of existing markets with new and existing retail partners. These efforts include incorporating features of our Coinstar units as part of our marketing strategy. The Coinstar unit is generally located near the primary entrance areas of our retail partners and in clear view of the checkout counters or service centers. We continually phase in machine design and user interface improvements to attract consumers and stimulate trial and repeat use.

Product Research and Development

Since inception, we have focused our research and development efforts on developing and enhancing our operating system and support network for continued expansion of our network and addition of value-added services. We employ software engineers, information technology specialists and other professional staff in these efforts. We also contract with a number of specialized outside consultants for additional services.

Manufacturing and Supply

Coinstar units are currently assembled by two contract manufacturers: NPI Plus and Fabrication Services, Inc. NPI Plus, a division of Plexus Corporation, is located in Bothell, Washington and Fabrications Services, Inc. is located in Kent, Washington. Both are manufacturers that utilize several sub-suppliers to provide components and subassemblies. Each Coinstar unit is manufactured to our proprietary designs and specifications. We own all designs, documentation, tooling, specialized fixtures and test equipment. Our contract manufacturers inspect and test each unit for quality assurance prior to shipment. The use of contract manufacturers has several advantages including decreasing capital investment in property, plant and equipment, the ability to leverage contract manufacturers’ purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers’ broad technical and process expertise.

Proprietary Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors.

We have made several technological advances relating to self-service coin counting, distribution of card-related products, and performing certain financial transactions that we believe are important to the successful operation of the Coinstar unit in a self-service environment. These advancements can be implemented mechanically, electrically and through our wide-area network software. For example, these technologies enable the Coinstar unit to operate effectively in light of moisture, dust, lint, dirt, paper, paper clips and other debris with infrequent clogging or malfunctioning. In addition, these technologies enhance the coin discrimination capability of the Coinstar unit and significantly reduce the possibility of miscount or a fraudulent coin going undetected. Since October 1996, Coinstar has received 25 United States patents and 20 international patents relating to aspects of coin cleaning, voucher authentication, networking, coin discriminating, machine security, and coin dejamming.

Competition

We are the first and only company to own and operate a national network of self-service coin processing machines. We believe that our key competitive advantages include our technology and expertise developed over the past ten years, the nationwide Coinstar network, our dedicated field service organization, the strong relationships we have with a substantial majority of the leading supermarket chains in the United States and in the United Kingdom and our proven ability to execute our rollout strategy. We face competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. We compete indirectly with manufacturers of devices that enable consumers to count or sort coins themselves, and we also compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

Employees

As of December 31, 2002, we employed 519 full-time employees and 38 part-time employees. Our employees are not represented by a union and management believes our employee relations are good.

Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

Our business is dependent on maintaining our retail partner relationships which are highly concentrated.    The success of our business depends on the willingness of existing and potential retail partners, primarily supermarket chains, to agree to the installation of Coinstar units in their stores and to the continued retention of those units. We must continue to demonstrate that our Coinstar units provide a benefit to our retail partners, including but not limited to additional revenue generated from revenue sharing, attracting customers to the supermarkets and allowing our partners to use our machines for coin counting free of charge, so that such partners do not request deinstallation of units, develop or purchase their own coin-counting system or request significant changes to our existing contracts with them.

We have separate agreements with each of our retail partners to provide coin processing services in retail locations. Our typical contract is for three years, with renewal provisions. There are variations on contract terms with some of our retail partners. The Coinstar units located in three supermarket chains, The Kroger Co., Albertson’s, Inc. and Safeway, Inc., accounted for approximately 23.0%, 12.2% and 10.1%, respectively, of our revenue in the year ended December 31, 2002. The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our retail partners could seriously harm our business, financial condition and results of operations.

Our future success may depend on our ability to develop and commercialize new products and services.    We have derived, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. In order to continue our unit installation growth, we will need to develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels and to develop and successfully commercialize new products, services and enhancements. Our efforts to progress in these areas are subject to a variety of technical challenges. With respect to our efforts to penetrate new markets with our coin-counting services, we may be unable to drive down costs relating to the manufacture, installation or servicing of Coinstar units or transportation and coin-processing costs to levels that would enable us to operate profitably in such markets. With respect to our efforts to develop new products or services, we may be required to enhance the capabilities of our units and our network and hire additional qualified employees. Furthermore, we may need to enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to establish third party relationships necessary to develop and commercialize additional products or services and, once established, such relationships may not prove successful.

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

Many of our potential competitors with respect to the development of new products, services and enhancements have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These potential competitors may succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. Competitive pressures could seriously harm our business, financial condition and results of operations.

We depend upon key personnel.    Our performance is substantially dependent on the continued services of our executive officers and key employees. Our long-term success will depend on our ability to retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. Our chief financial officer, Diane Renihan, resigned effective as of February 28, 2003. We have been conducting a search for a new financial officer to fill the vacancy left by Ms. Renihan. The inability to attract and retain a new chief financial officer or other essential technical and managerial personnel could seriously harm our business, financial condition and results of operations.

Our business is subject to federal, state, local and foreign laws and government regulation.    Our current business is subject to federal, state, local and international laws and government regulation, including government regulation relating to coins, consumer protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, and sweepstakes and contests. Given the unique nature of our business and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, or changes in governmental authorities’ interpretation of the application of various government regulations to our business, may materially impact our business in the future.

There are risks associated with conducting business in the United Kingdom.    We intend to continue increasing our deployment of Coinstar units in the United Kingdom. We began our expansion in the United Kingdom in 2001 and, accordingly, have limited experience operating in the United Kingdom. Exposure to exchange rate risks, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization that is not based in North America are risks that could seriously harm the development of our business in the United Kingdom.

Our future operating results may fluctuate.    Our future operating results will depend significantly on our ability to continue to drive new and repeat customer utilization of our coin-counting service. Our future operating results also may fluctuate based upon many other factors, including:

•	the processing fee we charge consumers to use our service and the amount of our fee that we share with our retail partners,

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin processing network,

•	our ability to control costs, and

•	activities of and acquisitions by competitors.

We depend upon third-party manufacturers, suppliers and service providers.    We do not conduct manufacturing operations and depend, and will continue to depend, on outside parties to manufacture Coinstar units and key components of these units. We intend to continue to expand our installed base both in North America and in the United Kingdom and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

We obtain some key hardware components used in the Coinstar units from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Coinstar units, either of which could seriously harm our business, financial condition and results of operations.

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third-party providers to arrange for pick-up, processing and deposit of coins. We generally contract with a single transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

Our stock price has been and may continue to be volatile.    Our stock price has fluctuated substantially since our initial public offering in July 1997. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts or our own guidance,

•	trends and fluctuations in the use of our Coinstar units,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	the termination or non-renewal of one or more retail partner relationships,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments and

•	economic or other external factors.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may seriously harm the market price of our common stock.

Future acquisitions and investments may harm our business.    As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition or investment opportunity, we may not be able to negotiate the terms of that transaction successfully, finance it, or effectively integrate it into our existing business and operations. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. We may have to use a substantial portion of our available cash or incur additional indebtedness to consummate a transaction. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business.

We have substantial indebtedness.    As of December 31, 2002, we had outstanding indebtedness of $36.7 million which included $34.7 million of term debt and lease obligations totaling approximately $2.0 million. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness due and payable.

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

We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants and corporate partners, these parties may breach these agreements, we may have inadequate remedies for any breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations.

Defects, lack of confidence in, or failures of our operating system could harm our business.    We collect financial and operating data and monitor performance of Coinstar units, through a wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule maintenance and repair services and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. The accuracy of the coin-counting functionality of our machines is important to our customers and our retail partners. The failure to maintain customer confidence in our technology and systems could harm our business. Although each Coinstar unit is designed to store all data collected, this functionality may fail. Our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers that have already been redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data could seriously harm our operations.

We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Although such disruptions have not had a material effect on our operations, future upgrades or improvements could result in delays or disruptions that may seriously harm our operations.

We rely on a long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations.

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

Where You Can Get Information We File with the SEC

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers such as us that file electronically with the SEC. The address of the SEC’s Internet site is http://www.sec.gov.

We also maintain an Internet site at http://www.coinstar.com. We make available free of charge on or through our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.    Properties.

Our principal administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires in August 2004. We also lease a 24,367 square foot warehouse facility in Kent, Washington under an agreement that expires in March 2005.

Item 3.    Legal Proceedings.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant’s Common Stock and Related Stockholder Matters.

Market Information

Our common stock is traded on the Nasdaq National Market under the symbol “CSTR.” The following table sets forth the high and low bid prices per share as reported by the Nasdaq National Market for our common stock for each quarter during the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2001:
First Quarter	$20.25	$12.50
Second Quarter	22.25	14.75
Third Quarter	26.51	15.01
Fourth Quarter	25.80	17.55

Fiscal 2002:
First Quarter	$34.00	$23.55
Second Quarter	34.98	23.25
Third Quarter	34.20	21.81
Fourth Quarter	32.40	22.40

The last reported sale price of our common stock on the Nasdaq National Market on February 28, 2003 was $15.84 per share.

Holders

As of February 28, 2003, there were 124 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid cash dividends on our common stock. We may choose to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit agreement contains restrictions on the payment of dividends.

Recent Sales of Unregistered Securities

We did not complete any sales of unregistered securities during our fiscal year ended December 31, 2002.

Item 6.    Selected Financial and Other Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share, per unit data and where noted)
Consolidated Statements of Operations:
Revenue	$155,675	$129,352	$102,609	$77,688	$47,674
Expenses:
Direct operating	67,788	58,072	48,184	38,836	26,565
Regional sales and marketing	9,273	9,188	11,368	6,279	3,778
Product research and development	4,997	4,162	3,497	4,892	4,744
Selling, general and administrative	22,140	22,245	18,177	13,542	14,112
Depreciation and amortization	25,810	26,349	24,460	20,267	13,237

Income (loss) from operations	25,667	9,336	(3,077)	(6,128)	(14,762)
Other income (expense):
Interest income	360	767	1,482	2,350	1,367
Interest expense	(3,710)	(8,302)	(8,517)	(11,165)	(10,817)
Other income (expense)	(51)	(60)	258	(768)	240

Income (loss) from continuing operations before income tax benefit	22,266	1,741	(9,854)	(15,711)	(23,972)
Income tax benefit	40,189	—	—	—	—

Income (loss) from continuing operations	62,455	1,741	(9,854)	(15,711)	(23,972)
Discontinued operations:
Loss related to discontinued operations	—	(9,127)	(12,840)	(2,412)	—
Extraordinary item:
Loss related to early retirement of debt, net of tax benefit of $2,366 in 2002	(3,942)	—	—	(3,250)	—

Net income (loss)	$58,513	$(7,386)	$(22,694)	$(21,373)	$(23,972)

Net income (loss) per share:
Basic:(1)
Continuing operations	$2.86	$0.08	$(0.49)	$(0.86)	$(1.58)
Discontinued operations	—	(0.43)	(0.63)	(0.16)	—
Extraordinary loss	(0.18)	—	—	(0.18)	—

Net income (loss) per share	$2.68	$(0.35)	$(1.12)	$(1.20)	$(1.58)

Diluted:(1)
Continuing operations	$2.75	$0.08	$(0.49)	$(0.86)	$(1.58)
Discontinued operations	—	(0.42)	(0.63)	(0.16)	—
Extraordinary loss	(0.17)	—	—	(0.18)	—

Net income (loss) per share	$2.58	$(0.34)	$(1.12)	$(1.20)	$(1.58)

Selected Operating Data—North American core business:(2)
Number of new Coinstar units installed during the period, net	847	845	1,539	2,130	1,609
Installed base of Coinstar units at end of the period	10,174	9,327	8,482	6,943	4,813
Average age of network for the period (months)	39.5	32.7	25.3	20.1	15.5
Designated marketing areas	137	130	122	104	85
Dollar value of coins processed	$1,680,497	$1,434,448	$1,148,037	$871,517	$623,258
Revenue	$149,615	$127,816	$102,201	$77,575	$47,674
Revenue per average installed unit(3)	15,436	14,575	13,151	13,133	11,942
Direct contribution(4)	85,133	71,214	54,292	38,878	21,015
Direct contribution margin(% of revenue)	56.9%	55.7%	53.1%	50.1%	44.1%
Direct contribution per average installed unit(3)(4)	$8,783	$8,115	$7,004	$6,588	$5,285
Regional sales and marketing	8,221	8,770	11,368	6,381	3,778
Product research and development	4,931	3,962	3,266	4,179	4,744
Selling, general and administrative	20,294	21,171	17,140	12,647	13,433
EBITDA(5)	51,687	37,311	22,518	15,671	(940)
EBITDA margin(% of revenue)	34.5%	29.2%	22.0%	20.2%	(2.0)%
Depreciation and amortization	$24,580	$26,128	$24,460	$19,744	$13,237
Non-cash stock-based compensation	878	195	505	—	—
Interest and other expense, net	2,834	6,787	5,662	12,703	9,210
Income (loss) from continuing operations before income tax benefit	23,395	4,201	(8,109)	(16,776)	(23,387)
Income (loss) per share from continuing operations before income tax benefit:
Basic	$1.07	$0.20	$(0.40)	$(0.94)	$(1.54)
Diluted	$1.03	$0.19	$(0.40)	$(0.94)	$(1.54)

	Year Ended December 31,
	2002	2001	2000	1999	1998(6)
	(in thousands, except per share, per unit data and where noted)
Selected Operating Data—United Kingdom business:(2)
Number of new Coinstar units installed during the period	283	222	19	8
Installed base of Coinstar units at end of the period	532	249	27	8
Average age of network for the period (months)	9.1	7.4	9.4	5.1
Dollar value of coins processed	$80,803	$21,937	$5,452	$1,532
Revenue	$6,060	$1,645	$408	$115
Revenue per average installed unit(3)	14,852	16,563	20,879	16,417
Direct contribution(4)	2,754	123	(97)	15
Direct contribution margin(% of revenue)	45.4%	7.5%	—	13.0%
Direct contribution per average installed unit(3)(4)	6,748	1,237	(4,954)	2,096
Regional sales and marketing	1,052	461	—	—
Product research and development	66	77	21	43
Selling, general and administrative	967	991	546	97
EBITDA(5)	669	(1,406)	(664)	(125)
EBITDA margin(% of revenue)	11.0%	—	—	—
Depreciation and amortization	1,230	222	—	—
Interest and other expense, net	568	222	29	—

Net loss	(1,129)	(1,850)	(693)	(125)

Net loss per share(1):
Basic	(0.05)	(0.09)	(0.03)	(0.01)
Diluted	(0.05)	(0.08)	—	—

	December 31,
Consolidated Balance Sheet Data:(7)	2002	2001	2000	1999	1998
Cash, cash equivalents and short-term investments(8)	$102,843	$105,935	$70,684	$87,991	$41,871
Total assets	216,636	171,187	156,037	162,443	98,833
Total debt, including current portion	36,746	62,643	62,735	61,831	88,056
Common stock	187,473	171,059	161,339	159,053	62,372
Total stockholders’ equity (deficit).	105,251	37,227	34,842	55,267	(20,039)

(1)	See Note 11 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income (loss) per share information, basic and diluted.

(2)	Some of the data includes intercompany amounts that are eliminated in our consolidated statements of operations.

(3)	Based on actual yearly results divided by the monthly averages of units in operation over the applicable period.

(4)	Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or as an alternative to gross margin, income (loss) from operations, net income (loss) or any other measure of performance under GAAP.

(5)	EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

(6)	United Kingdom business installed its first Coinstar units during 1999. Selected operating data for the United Kingdom is not significant in years prior to 1999.

(7)	Excludes balances related to Meals.com, as the operations were discontinued during 2001. See Note 7 to Consolidated Financial Statements.

(8)	Cash, cash equivalents and short-term investments include cash due to retailers of $61.3 million, $53.7 million, $42.6 million, $31.4 million and $23.0 million at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. Cash due to retailers represent amounts in transit to our supermarket partners that are being processed by armored car carriers or residing in Coinstar units.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Risk Factors” and those discussed elsewhere in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains and financial institutions in 47 states across the United States, the District of Columbia and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located and (iii) seasonality. We believe the seasonality affecting our coin processing volumes mirrors the seasonality patterns of our supermarket partners.

We launched our North American core business with the installation of the first Coinstar unit in 1993. With over 260 retail partners in North America (including supermarket chains, independent operators and financial institutions) we currently operate more than 10,170 Coinstar units in 137 regional markets across 47 states, the District of Columbia and Canada. Since inception, our North American core business has counted and processed more than 137 billion coins worth over $6.4 billion in more than 190 million customer transactions.

In May 2001, we announced plans to rollout the Coinstar coin-counting service in the United Kingdom and reached agreements with Asda Stores Ltd and Sainsbury’s Supermarkets Ltd to begin installing additional machines in their stores. We are continuing a pilot with Tesco Stores Ltd. and announced a new pilot with Makro Self Service Wholesalers Ltd., the second largest wholesale warehouse club in the United Kingdom. We currently operate over 530 Coinstar units in the United Kingdom.

In June 2001, we announced that we were taking steps to sell the assets of our Meals.com subsidiary in order to pursue an orderly wind-down of the business. We formed this subsidiary in December 1998 to explore the development and deployment of e-services technology. In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, website content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com website. All other operations of Meals.com ceased as of September 30, 2001.

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support and consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we share with our retail partners, which we refer to as revenue sharing. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring machines to a like-new condition. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Regional sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment, leased automobiles, furniture and fixtures, leasehold improvements and amortization of our deferred financing fees.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses in prior years. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we will be able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as the touch-point for a range of consumer products and services such as prepaid cards, prepaid cellular services, bill payment and person-to-person money transfers.

We believe that our future coin-counting revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Prizm Acquisition:    On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up ™ terminals, such as adding minutes to a prepaid wireless handset. We believe Prizm’s technology will facilitate our faster market penetration in new product areas and in new distribution channels. The purchase was accounted for as a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed will be included in our financial statements as of February 6, 2003, the acquisition date.

Under the terms of the asset purchase agreement, the shareholders of Prizm may be eligible to receive additional consideration based primarily on achieving certain financial targets during 2003. If achieved, the additional consideration paid to these shareholders will be recorded as goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to property and equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Property and Equipment:    Property and equipment are depreciated over their useful lives based on the method disclosed in Note 2 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We have estimated the useful life of our Coinstar units and are depreciating the respective cost over a five-year period. We have determined a life of five years is appropriate based on our analysis that included a review of historical data and trends as well as other relevant factors. We will continue to evaluate the useful life of our Coinstar units, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to our estimated lives may cause actual results to differ based on different assumptions or conditions.

Stock-based Compensation:    We have several stock-based compensation programs which are described more fully in Note 9 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If we had determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have increased by $451,000 in 2002 and our net loss would have increased in 2001 by $4.7 million. The increase in net income in 2002 is mainly due to a one-time income tax benefit recognized in the current year from stock options outstanding in years prior to 2002.

Deferred Tax Assets and Income Tax Benefit:    Deferred tax assets totaling $49.8 million were recognized on our balance sheet in the fourth quarter of 2002 resulting in a one-time income tax benefit of $42.6 million. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of net operating losses we have incurred since inception. As required by SFAS No. 109, Accounting for Income Taxes, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our North American operations would be realized on future tax returns. We have retained a valuation allowance against our deferred tax asset resulting from our International operations. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable consolidated net income for the foreseeable future, we now believe it is more likely than not that the deferred tax assets will be fully utilized. We will reevaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be material to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Discontinued Operations:    We have discontinued the operations of our subsidiary, Meals.com. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”).

In accordance with APB No. 30, the disposal of our Meals.com business resulted in a loss of $3.4 million, which was recorded in the fiscal year ended December 31, 2001. Included in this amount is a $2.4 million loss primarily related to the write-down of assets as well as operating losses of $1.0 million resulting from the wind-down of the Meals.com business.

Results of Continuing Operations

Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

The following table shows revenue and expenses as a percent of revenue for the last three years:

	Year Ended December 31,
	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Expenses:
Direct operating	43.5	44.9	47.0
Regional sales and marketing	6.0	7.1	11.1
Product research and development	3.2	3.2	3.4
Selling, general and administrative	14.2	17.2	17.7
Depreciation and amortization	16.6	20.4	23.8

Income (loss) from operations	16.5%	7.2%	(3.0)%

Years Ended December 31, 2002 and 2001

Revenue

Revenue increased to $155.7 million in 2002 from $129.4 million in 2001. Revenue grew principally as a result of an increase in the number of users and frequency of use, the increase in the number of Coinstar units in service during 2002 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 10,706 as of December 31, 2002 from 9,576 units as of December 31, 2001. The total dollar value of coins processed worldwide increased to $1.8 billion during 2002 from $1.5 billion in 2001.

Direct Operating Expenses

Direct operating expenses increased to $67.8 million in 2002 from $58.1 million in 2001. Direct operating expenses increased primarily due to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 20.3% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the year, and increases in field service expenses related to our expansion into seven new international and domestic regional markets during 2002. Direct operating expenses as a percentage of revenue decreased to 43.5% in the 2002 period from 44.9% in 2001. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and transportation cost economies attributable to regional densities and utilization of cheaper, more efficient coin pick-up methods.

Regional Sales and Marketing

Regional sales and marketing expenses of $9.3 million in 2002 were relatively flat compared to regional sales and marketing expenses of $9.2 million in 2001. We were able to hold regional marketing expenses relatively flat primarily due to our use of a different allocation of advertising media in 2002 including a decreased level of television advertising and an increased level of radio and print advertising. During 2002, we focused on advertising more efficiently by eliminating less productive markets from our general advertising campaigns. Regional sales and marketing as a percentage of revenue decreased to 6.0% in 2002 from 7.1% in 2001.

Product Research and Development

Product research and development expenses increased to $5.0 million in 2002 from $4.2 million in 2001. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue remained the same at 3.2% for both 2002 and 2001.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $22.1 million in 2002 from $22.2 million in 2001. Selling, general and administrative expenses decreased primarily as a result of decreased consulting expense and professional fees, including consulting expense and professional fees incurred during 2001 associated with our analysis of strategic business alternatives performed by JP Morgan, and other infrequent or non-recurring expenses incurred during 2001. These decreased expenses were partially offset by increased expenses associated with non-cash stock option compensation for retiring executives and Board of Director members as well as increased insurance expense. Selling, general and administrative expenses as a percentage of revenue decreased to 14.2% in 2002 from 17.2% in 2001.

Depreciation and Amortization

Depreciation and amortization expense decreased to $25.8 million in 2002 from $26.3 million in 2001. Depreciation expense declined primarily due to the net decrease in the number of Coinstar units being depreciated. A greater number of Coinstar units became fully depreciated between December 31, 2001 and December 31, 2002 than were newly installed in the same period. Depreciation and amortization as a percentage of revenue decreased to 16.6% in 2002 from 20.4% in 2001.

Other Income and Expense

Interest income decreased to $360,000 in 2002 from $767,000 in 2001. The decrease in interest income was attributed to lower interest rates earned on investments in the year ended December 31, 2002 than in the prior year.

Interest expense decreased to $3.7 million in 2002 from $8.3 million in 2001. The decrease was attributed to the repurchase of $61.0 million of our 13% senior subordinated discount notes during the first half of 2002. The long term debt was retired using cash and $43.0 million of term and revolving debt from a new $90.0 million credit facility provided by a syndicate of financial institutions led by Bank of America. The combination of greatly reduced interest rates and the decreased amount of outstanding debt during 2002 resulted in the $4.6 million decrease of interest expense in 2002. As of December 31, 2002, we had $34.7 million of long term debt outstanding on our credit facility.

Income (Loss) from Continuing Operations Before Income Tax Benefit

In 2002, income from continuing operations before income tax benefit was $22.3 million compared to $1.7 million in 2001. Income from continuing operations before income tax benefit increased primarily from our increased revenue and our improved direct operating margin as well as a reduction in interest expense.

Income Tax Benefit

During the fourth quarter of 2002, we recognized deferred tax assets resulting in an income tax benefit $42.6 million, of which $40.2 million is recorded as an income tax benefit from operations and $2.4 million is included as an extraordinary item from the early extinguishment of debt. The deferred tax assets primarily represent the income tax benefit of net operating losses we have incurred since inception. As required by SFAS No. 109, Accounting for Income Taxes, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized on future tax returns. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable consolidated net income for the foreseeable future, we now believe it is more likely than not that the deferred tax assets will be fully utilized and accordingly recognized an income tax benefit of $42.6 million in the fourth quarter of 2002. We will reevaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments which may be material to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Years Ended December 31, 2001 and 2000

Revenue

Revenue increased to $129.4 million in 2001 from $102.6 million in 2000. The increase was due principally to the increase in the number of Coinstar units in service during 2001 and the increase in the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 9,576 as of December 31, 2001 from 8,509 units as of December 31, 2000. The total dollar value of coins processed worldwide increased to $1.5 billion during 2001 from $1.2 billion in 2000.

Direct Operating Expenses

Direct operating expenses increased to $58.1 million in 2001 from $48.2 million in 2000. The increase in direct operating expenses was attributable primarily to an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 26.1% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased dollar volumes processed during the year, and increases in field service and machine refurbishment expenses related to our expansion into 16 new international and domestic regional markets during 2001. Direct operating expenses as a percentage of revenue decreased to 44.9% in the 2001 period from 47.0% in 2000. The decrease in direct operating expenses as a percentage of revenue was the result of (i) the realization of coin pick-up and processing cost economies from regional densities and the utilization of cheaper, more efficient coin pick-up methods, and (ii) a decrease in field service expenses as a percentage of revenue as we increased the number and density of our machines in our existing markets.

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

Selling, General and Administrative

Selling, general and administrative expenses increased to $22.2 million in 2001 from $18.2 million in 2000. The principal component of such expenses was (i) increased compensation expenses and (ii) increased professional and administrative expenses related to professional fees and other general administrative costs associated with our ongoing operations. Selling, general and administrative expenses as a percentage of revenue decreased to 17.2% in 2001 from 17.7% in 2000.

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

Interest expense decreased to $8.3 million in 2001 from $8.5 million in 2000. The decrease was attributed, in part, to a decrease in interest rates from 2000 as well as an adjustment recorded in 2000 following the amendment to our credit agreement with Comerica Bank.

Other income, net of other expense, was not significant in 2001. In 2000 we generated other income of $258,000, net of other expense. Other income during 2000 was due primarily to subleasing our excess office space.

Income (Loss) from Continuing Operations

In 2001, income from continuing operations was $1.7 million compared to a loss from continuing operations of $9.9 million in 2000. Income from continuing operations was due primarily to our improved direct operating margin and a reduction in regional sales and marketing expenditures.

Liquidity and Capital Resources

As of December 31, 2002, we had cash, cash equivalents and cash due to retailers totaling $102.8 million, which consisted of cash and cash equivalents available to fund our operations of $41.5 million and cash due to retailers of $61.3 million. Cash due to retailers represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $25.8 million at December 31, 2002.

Net cash provided by continuing operating activities was $50.7 million for the year ended December 31, 2002, compared to net cash provided by continuing operating activities of $45.4 million for the year ended December 31, 2001. Cash provided by operating activities increased primarily as the result of a $20.1 million increase in our net income from continuing operations, before income tax benefit, offset by decreased cash provided by changes in operating assets and liabilities during the year ended December 31, 2002. The cash provided from operating assets and liabilities decreased in 2002 primarily due to interest payments made in connection with the early extinguishment of debt, capitalized financing fees incurred to acquire a $90.0 million credit facility with Bank of America and a reduction of cash provided by changes in accounts payable balances.

Net cash used by investing activities from continuing operations for the year ended December 31, 2002 was $22.1 million compared to $19.1 million in the prior year period. Net cash used by investing activities consisted of capital expenditures made in 2002 and 2001, mainly for the purchase of Coinstar units. We have entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases in the amount of $9.0 million in 2003.

Net cash used by financing activities for the year ended December 31, 2002 was $31.9 million, representing cash used to retire our senior subordinated discount notes totaling $61.0 million, the payment of $4.9 million in premiums associated with the retirement of this debt and cash used to repurchase 299,500 shares of our own stock for $7.5 million in December 2002. These payments were offset by cash provided by financing activities in the form of new borrowings totaling $34.7 million on our lower interest credit facility and proceeds from the exercise of stock options and employee stock purchases of $8.3 million. Net cash provided by financing activities for the year ended December 31, 2001 was $7.5 million primarily related to proceeds from the exercise of stock options and employee stock purchases of $8.5 million offset by principal payments on capital lease obligations.

As of December 31, 2002, we had three irrevocable letters of credit that totaled $10.3 million. These letters of credit, which expire between December 31, 2002 and April 30, 2003, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. As of December 31, 2002, no amounts were outstanding under these letters of credit agreements.

On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. During 2002, 299,500 shares of common stock were repurchased at a cost of approximately $7.5 million. On February 4, 2003 the Board of Directors authorized the purchase of an incremental $15.0 million of common stock subject to a maximum of $7.5 million per fiscal year, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. Under our current debt covenants, if we purchase more than $7.5 million in any fiscal year (not counting purchases made with proceeds from the option exercises or other equity purchases under the equity purchase plans) then we must simultaneously pay down our term debt on a dollar-for-dollar basis. In addition, we may only make purchases if the purchase would not cause us to breach any covenants in our credit agreement. The increase brought the authorization to $22.5 million plus the proceeds from the equity programs. Shares may be repurchased from time to time during the term of our current credit facility. On February 18, 2003, we repurchased an additional 125,000 shares of common stock at a cost of approximately $2.0 million and on February 20, 2003 we repurchased an additional 64,000 shares of common stock at a cost of approximately $1.0 million.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of its capital stock.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. As of January 15, 2003, we qualified for an interest rate of LIBOR plus 175 basis points or the base rate plus 25 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our first two quarterly principal payments of $2.7 million each were paid September 30, 2002 and December 31, 2002. Our principal payments will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of January 15, 2003 we qualified for a commitment fee on the unused portion of the facility equal to 20 basis points.

Deferred Tax Assets and Income Tax Benefit

Deferred tax assets of $49.8 million were recognized on our balance sheet in the fourth quarter of 2002. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of net operating losses we have incurred since inception. As required by SFAS No. 109, Accounting for Income Taxes, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized on future tax returns. Based upon a recent review of historical operating performance and our expectation that we will generate sustainable consolidated net income for the foreseeable future, we now believe it is more likely than not that the deferred tax assets will be fully utilized and accordingly have recognized deferred tax assets on our balance sheet and an income tax benefit on our income statement. We will reevaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments which may be material to deferred income tax expense. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Early Extinguishment of Debt

During the first two quarters of 2002, we repurchased our 13% senior subordinated discount notes with our available cash, and $43.0 million of debt from a newly acquired $90.0 million credit facility with Bank of America. In connection with these repurchases, we recorded an extraordinary charge of $3.9 million, net of tax. This repurchase resulted in a $6.3 million write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness net of a $2.4 million tax benefit associated with the retirement of the debt. As of December 31, 2002, the outstanding balance of our credit facility with Bank of America was a $34.7 million term loan.

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2002:

Contractual Obligations	Payments Due by Period
As of December 31, 2002	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$34,667	$13,917	$20,750	$—	$—
Capital lease obligations	2,079	999	1,080	—	—
Operating leases	2,146	1,238	908	—	—
Purchase obligations*	8,972	8,972	—	—	—

Total contractual cash obligations	$47,864	$25,126	$22,738	$—	$—

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

Other Commercial Commitments	Amount of Commitment Expiration Per Period
As of December 31, 2002	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	10,295	10,295	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$10,295	$10,295	$—	$—	$—

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the type and scope of service enhancements, our expansion in the United Kingdom and the cost of developing potential new product and service offerings and enhancements.

Quarterly Financial Results

Our quarterly financial information for 2001 presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations.

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

	Three month periods ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$41,651	$42,941	$37,918	$33,165	$35,731	$35,176	$31,245	$27,200
Expenses:
Direct operating	18,010	18,141	16,448	15,189	15,729	15,667	13,798	12,878
Regional sales and marketing	3,239	2,711	2,789	534	3,141	3,176	2,501	370
Product research and development	1,249	1,170	1,344	1,234	1,068	1,108	989	997
Selling, general and administrative	5,510	5,284	5,572	5,774	5,931	5,400	5,946	4,968
Depreciation and amortization	6,428	6,409	6,363	6,610	6,709	6,394	6,483	6,763

Income from operations	7,215	9,226	5,402	3,824	3,153	3,431	1,528	1,224
Other expense, net	(365)	(468)	(930)	(1,638)	(1,961)	(1,862)	(1,873)	(1,899)

Income (loss) from continuing operations before income tax benefit	6,850	8,758	4,472	2,186	1,192	1,569	(345)	(675)
Income tax benefit	40,189	—	—	—	—	—	—	—

Income (loss) from continuing operations	47,039	8,758	4,472	2,186	1,192	1,569	(345)	(675)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	(2,376)	(3,361)
Income (loss) on disposal of discontinued operations	—	—	—	—	162	—	(3,552)	—

Net income (loss) from discontinued operations	—	—	—	—	162	—	(5,928)	(3,361)

Income (loss) before extraordinary item	47,039	8,758	4,472	2,186	1,354	1,569	(6,273)	(4,036)

Extraordinary item:
Gain (loss) related to early retirement of debt(6)	2,366	—	(3,836)	(2,472)	—	—	—	—

Net income (loss)	$49,405	$8,758	$636	$(286)	$1,354	$1,569	$(6,273)	$(4,036)

Net income (loss) per share, basic:(1)
Continuing operations	$2.14	$0.40	$0.21	$0.10	$0.05	$0.07	$(0.02)	$(0.03)
Discontinued operations	—	—	—	—	0.01	—	(0.28)	(0.17)
Extraordinary items	0.11	—	(0.18)	(0.11)	—	—	—	—

Net income (loss) per share	$2.25	$0.40	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)

Net income (loss) per share, diluted:(1)
Continuing operations	$2.07	$0.38	$0.20	$0.10	$0.05	$0.07	$(0.02)	$(0.03)
Discontinued operations	—	—	—	—	0.01	—	(0.28)	(0.17)
Extraordinary items	0.10	—	(0.17)	(0.11)	—	—	—	—

Net income (loss) per share	$2.17	$0.38	$0.03	$(0.01)	$0.06	$0.07	$(0.30)	$(0.20)

	Three month periods ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Selected Operating Data — North American core business:(2)
Number of new Coinstar units installed during the period, net	276	239	140	192	487	70	193	95
Installed base of Coinstar units at end of period	10,174	9,898	9,659	9,519	9,327	8,840	8,770	8,577
Average age of network for the period (months)	42.1	40.4	38.7	36.8	35.3	33.8	31.9	29.7
Designated marketing areas	137	133	132	130	130	124	123	123
Dollar value of coins processed	$444,750	$461,207	$411,933	$362,607	$393,186	$389,208	$348,255	$303,799
Revenue	39,596	41,062	36,675	32,282	35,005	34,652	31,029	27,130
Annualized revenue per average installed unit (3)	15,769	16,785	15,375	13,739	15,371	15,737	14,406	12,696
Direct contribution (4)	22,625	23,959	20,879	17,670	19,968	19,412	17,461	14,373
Direct contribution margin (% of revenue)	57.1%	58.3%	56.9%	54.7%	57.0%	56.0%	56.3%	53.0%
Annualized direct contribution per average installed unit (3)(4)	$9,010	$9,794	$8,753	$7,520	$8,768	$8,816	$8,102	$6,708
Regional sales and marketing	2,837	2,203	2,761	420	2,858	3,000	2,535	377
Product research and development	1,249	1,147	1,307	1,228	1,019	1,083	945	915
Selling, general and administrative	5,304	4,919	5,110	4,961	5,586	4,958	5,685	4,942
EBITDA (5)	13,235	15,690	11,701	11,061	10,505	10,371	8,296	8,139
EBITDA margin (% of revenue)	33%	38%	32%	34%	30%	30%	27%	30%
Depreciation and amortization	$6,026	$6,050	$6,080	$6,424	$6,559	$6,323	$6,483	$6,763
Non-cash stock-based compensation	(38)	42	266	608	20	146	29	—
Interest and other expense, net	202	314	792	1,526	1,845	1,786	1,791	1,365
Income (loss) from continuing operations before income tax benefit	$7,045	$9,284	$4,563	$2,503	$2,081	$2,116	$(7)	$11
Income (loss) per share from continuing operations before income tax benefit:(1)
Basic	$0.32	$0.42	$0.21	$0.12	$0.10	$0.10	$0.00	$0.00
Diluted	$0.31	$0.41	$0.20	$0.11	$0.09	$0.10	$0.00	$0.00

United Kingdom business:(2)
Number of new Coinstar units installed during the period	58	28	111	86	99	64	59	—
Installed base of Coinstar units at end of period	532	474	446	335	249	150	86	27
Average age of network for the period (months)	11.6	9.8	7.6	7.3	5.8	6.1	7.3	10.3
Dollar value of coins processed	$27,405	$25,052	$16,756	$11,770	$9,678	$6,992	$3,221	$2,046
Revenue	2,055	1,879	1,243	883	726	524	242	153
Annualized revenue per average installed unit (3)	16,227	16,410	12,520	13,062	14,244	19,243	16,804	22,737
Direct contribution (4)	1,016	841	591	306	34	98	(17)	8
Direct contribution margin (% of revenue)	49.4%	44.7%	47.5%	34.6%	4.6%	18.7%	—%	5.2%
Annualized direct contribution per average installed unit (3)(4)	$8,014	$7,346	$5,960	$4,519	$666	$3,582	$(1,188)	$1,248
Regional sales and marketing	402	508	28	114	283	177	1	—
Product research and development	—	23	37	6	46	14	17	—
Selling, general and administrative	243	323	196	205	328	307	249	107
EBITDA (5)	371	(13)	330	(19)	(623)	(400)	(284)	(99)
EBITDA margin (% of revenue)	18.1%	—	26.5%	—	—	—	—	—
Depreciation and amortization	$402	$359	$283	$186	$151	$70	$1	$—
Interest and other expense, net	164	154	138	112	105	78	25	14
Loss from continuing operations	$(195)	$(526)	$(91)	$(317)	$(879)	$(548)	$(310)	$(113)

(1)	See Note 11 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income (loss) per share information, basic and diluted.

(2)	Some of the data includes intercompany amounts that are eliminated in our consolidated statements of operations.

(3)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.

(4)	Direct contribution is defined as revenue less direct operating expenses. We use direct contribution as a measure of operating performance to assist in understanding our operating results. Direct contribution is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP) and should not be considered in isolation or as an alternative to gross margin, income (loss) from operations, net income (loss) or any other measure of performance under GAAP.

(5)	EBITDA represents earnings before interest expense, income taxes, depreciation, amortization, non-cash compensation expense and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service and/or incur indebtedness.

(6)	In accordance with SFAS No. 109, Accounting for Income Taxes, we recognized an income tax benefit of $2.4 million in the fourth quarter of 2002 as a result of the early extinguishment of debt that occurred in each of the quarters ended March 31, and June 30, 2002.

Seasonality

Our coin-processing volumes appear to be affected by seasonality. In particular, coin-processing volumes generally have been lowest in the first quarter of the year and volumes generally have been highest in the third quarter, followed by the fourth quarter of the year. An exception to our usual seasonality trend occurred in 2001 from events surrounding September 11, 2001. We believe this event shifted certain coin-processing volumes from the third quarter to the fourth quarter of that year. There can be no assurance however that the seasonal trends we experienced in 2002 will continue, as our 2001 quarterly results have shown. Any projections of future seasonality are inherently uncertain due to our lack of comparable companies engaged in the coin-processing business.

In addition to fluctuations in revenue resulting from factors affecting customer usage, timing of unit installations will result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities*	Expected Maturity Date					December 31, 2002
(in thousands)	2003	2004	2005	2006	2007	Total	Fair Value
Long-term debt:
Variable rate	$13,917	$16,500	$4,250	—	—	$34,667	$34,667
Average interest rate	*	*	*	—	—	3.42%	*
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	—	$10,000	—	—	—	$10,000	—
Average pay rate	2.50%	2.50%	—	—	—	2.50%
Average receive rate	1.38%	1.73%	—	—	—	1.42%

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. As of January 15, 2003, interest rates are based on LIBOR plus 175 basis points. We have entered into an interest rate swap covering $10.0 million of our long-term debt. Please refer to the following discussion about the interest rate swap.

On July 26, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap is $10.0 million, the maturity date is August 21, 2004 and the interest rate reset dates of the swap match those of the underlying debt.

The fair value of the interest rate swap at December 31, 2002 resulted in a liability of approximately $148,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

Item 8.     Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between Coinstar and our accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Controls and Procedures.

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this annual report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Annual Report on Form 10-K.

		Page
(a)(1)	Index to Financial Statements
	Independent Auditors’ Report	36
	Consolidated Balance Sheets	37
	Consolidated Statements of Operations	38
	Consolidated Statements of Stockholders’ Equity	39
	Consolidated Statements of Cash Flows	40
	Notes to Consolidated Financial Statements	41
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1	Reference is made to Exhibits 3.1 through 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.

4.4(3)	Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

4.5(3)	Registrant’s Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.

4.6(3)	Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.

4.7(10)

Credit Agreement dated as of April 18, 2002 among Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank – California.

4.8

Amendment No. 1 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank – California.

10.1(1)	Amended and Restated Registrant’s 1997 Equity Incentive Plan.

10.2(1)	Registrant’s 1997 Employee Stock Purchase Plan.

10.3(8)	Amended and Restated Registrant’s 1997 Non-Employee Directors’ Stock Option Plan.

10.4(1)	Form of Indemnity Agreement between the Registrant and its Executive Officers and Directors.

10.5(1)	Lease Agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.

10.6(2)	Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

10.7(1)	Purchase Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.

10.8(8)	Registrant’s 2000 Equity Incentive Plan.

10.9(5)	Amendment No. 1 to Registrant’s 1997 Equity Incentive Plan dated March 15, 2001.

Exhibit Number	Description of Document

10.10(5)	Amendment No. 1 to Registrant’s 2000 Equity Incentive Plan dated March 15, 2001.

10.11(10)	Registrant’s Outside Directors’ Deferred Compensation Plan.

10.12(6)	Securities Purchase Agreement Among the Registrant and Certain Stockholders of Meals.com, Inc., dated as of June 21, 2001.

10.13(6)	Form of Release Agreement.

10.14(7)	Employment Agreement between David W. Cole and the Registrant dated October 3, 2001.

10.15(9)	Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer.

10.16(10)	Registrant’s Executive Deferred Compensation Plan.

10.17(6)	Form of Release Agreement.

10.18	Agreement between Diane L. Renihan and the Registrant dated as of February 7, 2003.

10.19(11)	Form of Stock Option Agreement Grant to Non-Employee Directors.

12.1	Ratio of Earnings to Fixed Charges.

21.1(4)	Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

99.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 333-33233).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (File Number 000-22555).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form S-8 (File Number 333-100870).

(b)	Reports on Form 8-K.

The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2002.

(c)	Exhibits.

The exhibits required by this item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ RICHARD C. DECK
Richard C. Deck Chief Accounting Officer Date: March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. COLE David W. Cole	Chief Executive Officer and Director	March 21, 2003

/s/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	March 21, 2003

/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Chairman of the Board	March 21, 2003

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 21, 2003

/s/ FRAN M. CONLEY Fran M. Conley	Director	March 21, 2003

/s/ DAVID M. ESKENAZY David M. Eskenazy	Director	March 21, 2003

/s/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	March 21, 2003

/s/ RONALD B. WOODARD Ronald B. Woodard	Director	March 21, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Coinstar, Inc. and Subsidiary

Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiary (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

February 14, 2003

Seattle, Washington

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,560	$52,267
Cash due to retailers	61,283	53,668
Deferred income taxes	10,096	—
Prepaid expenses and other current assets	2,409	1,978

Total current assets	115,348	107,913

PROPERTY AND EQUIPMENT:
Coinstar units	156,182	137,308
Computers	8,882	7,751
Office furniture and equipment	1,291	1,490
Leased vehicles	4,314	4,183
Leasehold improvements	681	572

Total property and equipment	171,350	151,304
Accumulated depreciation	(110,807)	(89,215)

Total property and equipment, net	60,543	62,089
DEFERRED INCOME TAXES	39,719	—
OTHER ASSETS	1,026	1,185

TOTAL ASSETS	$216,636	$171,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,176	$5,810
Accrued liabilities payable to retailers	61,283	53,668
Accrued liabilities	10,180	11,839
Current portion of long-term debt and capital lease obligations	14,916	898

Total current liabilities	89,555	72,215
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	21,830	61,745

Total liabilities	111,385	133,960

COMMITMENTS (Note 6)

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at 2002 or 2001	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; issued and outstanding, 21,832,344 and 21,403,656 shares at 2002 and 2001, respectively	187,473	171,059
Accumulated deficit	(75,353)	(133,866)
Treasury stock	(7,496)	—
Accumulated other comprehensive income	627	34

Total stockholders’ equity	105,251	37,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$216,636	$171,187

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000
REVENUE	$155,675	$129,352	$102,609
EXPENSES:
Direct operating	67,788	58,072	48,184
Regional sales and marketing	9,273	9,188	11,368
Product research and development	4,997	4,162	3,497
Selling, general and administrative	22,140	22,245	18,177
Depreciation and amortization	25,810	26,349	24,460

Income (loss) from operations	25,667	9,336	(3,077)
OTHER INCOME (EXPENSE):
Interest income	360	767	1,482
Interest expense	(3,710)	(8,302)	(8,517)
Other	(51)	(60)	258

Income (loss) from continuing operations before income tax benefit	22,266	1,741	(9,854)
Income tax benefit	40,189	—	—

Income (loss) from continuing operations	62,455	1,741	(9,854)
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	(5,737)	(12,840)
Loss on disposal of discontinued operations	—	(3,390)	—

Total loss from discontinued operations	—	(9,127)	(12,840)

Income (loss) before extraordinary item	62,455	(7,386)	(22,694)
EXTRAORDINARY ITEM:
Loss related to early retirement of debt, net of tax benefit of $2,366	(3,942)	—	—

NET INCOME (LOSS)	$58,513	$(7,386)	$(22,694)

NET INCOME (LOSS) PER SHARE:
Basic:
Continuing operations	$2.86	$0.08	$(0.49)
Discontinued operations	—	(0.43)	(0.63)
Extraordinary item	(0.18)	—	—

Net income (loss) per share	$2.68	$(0.35)	$(1.12)

Diluted:
Continuing operations	$2.75	$0.08	$(0.49)
Discontinued operations	—	(0.42)	(0.63)
Extraordinary item	(0.17)	—	—

Net income (loss) per share	$2.58	$(0.34)	$(1.12)

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)

	Shares	Amount
BALANCE, December 31, 1999	20,141,207	$159,053	$(103,786)	$—	$(1)	$55,266
Issuance of shares under employee stock purchase plan	82,484	784				784
Exercise of stock options	165,014	997				997
Stock-based compensation expense		505				505
Comprehensive loss:
Net loss			(22,694)			(22,694)	$(22,694)
Unrealized loss on short-term investments available for sale					(3)	(3)	(3)
Foreign currency translation adjustments					(13)	(13)	(13)

Total comprehensive loss							$(22,710)

BALANCE, December 31, 2000	20,388,705	161,339	(126,480)		(17)	34,842
Issuance of common stock	3,324	64				64
Issuance of shares under employee stock purchase plan	54,319	760				760
Exercise of stock options	867,697	7,701				7,701
Net exercise of common stock warrants	36,955	—				—
Stock issued in connection with purchase of minority interest of subsidiary	52,656	1,000				1,000
Stock-based compensation expense		195				195
Comprehensive loss:
Net loss			(7,386)			(7,386)	$(7,386)
Foreign currency translation adjustments					51	51	51

Total comprehensive loss							$(7,335)

BALANCE, December 31, 2001	21,403,656	171,059	(133,866)		34	37,227
Issuance of shares under employee stock purchase plan	39,325	816				816
Exercise of stock options	688,253	7,445				7,445
Stock-based compensation expense	610	893				893
Tax benefit on options and employee stock purchase plan		7,260				7,260
Repurchase of common stock	(299,500)			(7,496)		(7,496)
Comprehensive income:
Net income			58,513			58,513	$58,513
Foreign currency translation adjustments					741	741	741
Interest rate swap on long-term debt					(148)	(148)	(148)

Total comprehensive income:							$59,106

BALANCE, December 31, 2002	21,832,344	$187,473	$(75,353)	$(7,496)	$627	$105,251

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$58,513	$(7,386)	$(22,694)
Loss from discontinued operations	—	5,737	12,840
Loss from disposal of discontinued operations	—	3,390	—
Loss related to early retirement of debt	3,942	—	—

Income (loss) from continuing operations	62,455	1,741	(9,854)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used) by operating activities:
Depreciation and amortization	25,810	26,349	24,460
Debt discount amortization	41	126	436
Non-cash stock-based compensation	878	195	505
Unrealized loss on short-term investments available for sale	—	—	(3)
Deferred taxes	(40,189)	—	—
Cash provided (used) by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(319)	279	350
Other assets	(1,196)	(35)	134
Accounts payable	(2,652)	1,793	(418)
Accrued liabilities payable to retailers	7,380	11,091	11,178
Accrued liabilities	(1,531)	3,834	(1,419)

Net cash provided by continuing operations	50,677	45,373	25,369
Net cash provided (used) by discontinued operations	—	1,429	(19,671)

Net cash provided by operating activities	50,677	46,802	5,698
INVESTING ACTIVITIES:
Sales and maturities of short-term investments	—	—	9,163
Purchases of fixed assets	(22,375)	(18,502)	(23,322)
Proceeds from sale of fixed assets	263	8	17
Purchase of intangible assets	—	—	(362)

Net cash used by continuing investing activities	(22,112)	(18,494)	(14,504)
Net cash used by discontinued investing activities	—	(617)	(5,681)

Net cash used by investing activities	(22,112)	(19,111)	(20,185)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(85,846)	(1,016)	(793)
Borrowings under long-term debt obligations	58,000	—	—
Proceeds from sale of common stock, net of issuance costs	—	64	—
Company stock repurchased	(7,496)	—	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	8,276	8,461	1,780

Net cash provided (used) by continuing financing activities	(27,066)	7,509	987
Net cash provided by discontinued financing activities	—	—	5,501
Net cash used for early retirement of debt	(4,878)	—	—

Net cash provided (used) by financing activities	(31,944)	7,509	6,488

Effect of exchange rate changes on cash	287	51	(13)

Total net cash provided by continuing operations	1,499	34,388	11,852
Total net cash provided (used) by discontinued operations	—	812	(19,851)
Total net cash used for early retirement of debt	(4,878)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,092)	35,251	(8,012)
CASH, CASH EQUIVALENTS AND CASH DUE TO RETAILERS:
Beginning of year	105,935	70,684	78,696

End of year	$102,843	$105,935	$70,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$5,013	$8,160	$8,082
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,203	$1,027	$1,389
Stock issued in connection with purchase of minority interest of subsidiary	—	1,000	—
Financing costs written off upon retirement of debt	1,430	—	—
Cashless exercise of warrants	—	723	—

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1:    ORGANIZATION AND BUSINESS

General:    We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception, and as of December 31, 2002, had a consolidated installed base of 10,706 units located in supermarkets and financial institutions in 47 states, the District of Columbia, the United Kingdom and Canada. The consolidated base includes 10,174 units in North America and 532 units in the United Kingdom.

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of our North American core business and our wholly owned International business in the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation. The results of the operations of Meals.com are presented as discontinued operations (see Note 7) and the amounts in the financial statements and related notes have been reclassified to reflect the discontinued operations.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, cash equivalents and cash due to retailers:    We consider all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2002, we had cash and cash equivalents of $102.8 million, which consisted of cash and cash equivalents available for our operations of $41.5 million and cash due to retailers of $61.3 million. Cash due to retailers represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners.

Long-lived assets:    We periodically review long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows.

Property and equipment:    Property and equipment are depreciated using the straight-line method over the following useful lives:

Type Of Asset	Useful Life
Coinstar units	5 years
Office furniture and equipment	5 years
Computers	3 years
Leased vehicles	3 years
Leasehold improvements	5 to 7 years

In order to achieve volume discounts, we purchase certain components of the Coinstar units in advance. When a component is placed into service, the cost is transferred to the appropriate Coinstar equipment account and depreciated accordingly.

Other assets:    Other assets include deferred financing fees for our long-term debt as well as other deposits.

Revenue recognition:    Coin processing revenue is recognized at the time the customers’ coins are counted by the Coinstar unit. The following table represents the units in service with our top three North American retail partners, as a percentage of total consolidated revenue:

	Year ended December 31,
	2002	2001	2000
The Kroger Company	23.0%	25.3%	27.6%
Albertson’s, Inc.	12.2%	13.3%	11.4%
Safeway, Inc.	10.1%	10.8%	11.3%

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Start-up activities:    All start-up costs incurred by us relating to the development of domestic and international markets and other similar services are expensed as incurred.

Fair value of financial instruments:    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

The carrying amounts for cash and cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our Bank of America term loan, at December 31, 2002, approximated the carrying amount due to its variable rate of interest.

The fair value of our senior subordinated discount notes, which were repurchased in 2002, was based on the quoted market price on the last day of the year. At December 31, 2001, the carrying amount and estimated fair value were $60,986 and $66,358, respectively.

Foreign currency translation:    Our functional and reporting currency is the U.S. dollar. We translate assets and liabilities related to foreign operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Stock-based compensation:    We have several stock-based compensation programs which are described more fully in Note 9. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

All options granted under these plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. We accelerated the vesting of stock options for certain former employees pursuant to employment agreements and recorded compensation expense of $893,000, $195,000 and $505,000 in 2002, 2001 and 2000 respectively. The following illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Year ended December 31,
	2002	2001	2000
	(in thousands, except per share data)
Net income (loss) as reported:	$58,513	$(7,386)	$(22,694)
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	558	195	505
Prior year tax effect recognized in 2002	(263)	—	—

	295	195	505
Deduct:
Total stock-based employee compensation determined under fair value method for all awards, net of related tax effect	(5,406)	(4,867)	(4,488)
Prior year tax effect recognized in 2002	5,562	—	—

	156	(4,867)	(4,488)

Pro forma net income (loss):	$58,964	$(12,058)	$(26,677)

Net income (loss) per share:
Basic:
As reported	$2.68	$(0.35)	$(1.12)
Pro forma	2.70	(0.58)	(1.32)
Diluted:
As reported	2.58	(0.34)	(1.12)
Pro forma	2.59	(0.55)	(1.32)

The weighted average fair value of options granted during 2002, 2001 and 2000 were $24.31, $22.66, and $13.63, respectively. The fair value of each option granted during 2002, 2001 and 2000 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 74%, 78% and 83% for 2002, 2001, and 2000, respectively; risk-free interest rates from 2.6% to 6.8%; and no dividends during the expected term.

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

Recent accounting pronouncements:    In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142, which was effective January 1, 2002, requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The adoption of SFAS Nos. 141 or 142 did not have a significant impact on our financial position or results of our operations.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. We do not believe that the adoption of SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, will have a significant impact on our financial position or results of our operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, and portions of APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires the use of one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the definition of discontinued operations. The adoption of SFAS No. 144, which is effective for fiscal years beginning after December 15, 2001, did not have a significant impact on our financial position or results of our operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases, which are modified such that the resulting lease agreement is classified as an operating lease, be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement will not impact net income; however, it will result in a reclassification of the extraordinary loss for reporting purposes in 2003. Such amounts will be reported as a separate component of income from continuing operations and the earnings per share effects will not be disclosed on the face of the income statement.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement is not anticipated to have a significant impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of the Interpretation are effective for our current fiscal year 2002. We do not expect the 2003 adoption of this Interpretation to have a material impact on our consolidated financial position.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

In December 2002, the FASB issued SFAS 148, Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provision of SFAS 123, Accounting for Stock Based Compensation. In addition, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Significant Accounting Policies footnote. We have adopted these disclosure requirements for the year ending December 31, 2002 and will apply them to our interim financial statements going forward.

Reclassifications:    Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 3:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2002	2001
	(in thousands)
Payroll related expenses	$4,673	$4,314
Interest payable	297	1,982
Estimated taxes	1,356	2,013
Service contract providers	1,671	1,538
Other	2,183	1,992

	$10,180	$11,839

NOTE 4:    LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2002	2001
	(in thousands)
Bank of America term loan	$34,667	$—
Senior subordinated discount notes	—	60,980
Senior revolving line	—	500
Less unamortized discounts	—	(494)

	34,667	60,986
Less current portion	(13,917)	—

Long-term debt	$20,750	$60,986

Bank of America term loan:    On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of its capital stock.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points, which we qualified for on July 16, 2002. As of December 31, 2002, interest rates were based upon LIBOR plus 200 basis points or the base rate plus 50 basis points resulting from an improvement in our consolidated leverage ratio. As of January 15, 2003, we qualified for an interest rate of LIBOR plus 175 basis points or the base rate plus 25 basis points resulting from an improvement in our consolidated leverage ratio.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan began September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our first two quarterly principal payments of $2.7 million each were paid September 30, 2002 and December 31, 2002. Our principal payments will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of December 31, 2002, commitment fees on the unused portion of the facility were equal to 30 basis points. As of January 15, 2003 we qualified for a commitment fee on the unused portion of the facility equal to 20 basis points.

Principal payments:    As of December 31, 2002, scheduled principal payments on long-term debt are as follows:

(in thousands)
2003	$13,917
2004	16,500
2005	4,250

$34,667

Interest rate swap:    On July 26, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap is $10.0 million, the maturity date is August 21, 2004 and the interest rate reset dates of the swap match those of the underlying debt.

The fair value of the interest rate swap at December 31, 2002 resulted in a liability of approximately $148,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The senior subordinated discount notes were redeemable at our option, in whole or in part, at any time on and after October 1, 2001, at specified redemption prices for the relevant year of redemption, plus accrued and unpaid interest to the date of redemption.

NOTE 5:    EARLY RETIREMENT OF DEBT

During the first two quarters of 2002, we repurchased our 13% senior subordinated discount notes with our available cash, and $43.0 million of debt from a newly acquired $90.0 million credit facility with Bank of America. In connection with these repurchases, we recorded an extraordinary charge of $3.9 million, net of tax. This new purchase resulted in a $6.3 million write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness net of a $2.4 million tax benefit associated with the retirement of the debt.

NOTE 6:    COMMITMENTS

Lease commitments:    We have entered into two lease agreements for office space that commenced September 1, 1997 and April 1, 2002 and which expire on August 31, 2004 and March 31, 2005, respectively. The agreements require us to pay a portion of operating costs and minimum monthly payments, which escalate annually, based on a stated schedule. Each agreement allows us to renew each lease for one consecutive period of five years and three years, respectively.

We have entered into capital lease agreements to finance the acquisition of certain automobiles. We retain title to such assets. These capital leases have terms of 36 months at imputed interest rates that range from 5.2% to 11.7%. Assets under capital lease obligations aggregated $4.3 million and $4.1 million, net of $1.6 million and $1.8 million of accumulated amortization, at December 31, 2002 and 2001, respectively.

A summary of our minimum lease obligations at December 31, 2002 is as follows:

	Capital Leases	Operating Leases
	(in thousands)
2003	$1,105	$1,238
2004	800	878
2005	330	30

Total minimum lease commitments	2,235	$2,146

Less amounts representing interest	(156)

Present value of lease obligation	2,079
Less current portion	(999)

Long-term portion	$1,080

Rental expense was $1.4 million for each of the years ended December 31, 2002, 2001 and 2000, respectively.

Service providers:    As of December 31, 2002, we had outstanding service contracts with several service providers. These contracts generally cover a one to two-year period and have cancellation clauses ranging from 30 to 60 days.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Purchase commitments:    We have entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases in the amount of $9.0 million in 2003.

Concentration of suppliers:    We currently buy a significant component of the Coinstar unit from two suppliers. Although there are a limited number of suppliers for the component, we believe that other suppliers could provide similar equipment, which may require certain modifications. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could have a materially adverse affect on future operating results.

Letter of credit:    At December 31, 2002, we had secured three irrevocable letters of credit with a bank that totaled $10.3 million. These letters of credit, which expire between December 31, 2002 and April 30, 2003, are available to collateralize certain of our obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. At December 31, 2002, no amounts were outstanding under these letter of credit agreements.

NOTE 7:    DISCONTINUED OPERATIONS

We have discontinued the operations of our Meals.com subsidiary. Meals.com, Inc., was formed in January 1999 as an online and in-store grocery marketing business. This business segment is accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). Amounts in the financial statements and related notes for all periods shown have been reclassified to reflect the discontinued operations.

In October 2001, we sold certain assets of Meals.com to Nestle USA, Inc., including certain contracts, website content and database information, applicable trademarks, as well as specified software and licenses relating to the Meals.com branded and Nestle branded websites. All other website operations of Meals.com ceased as of September 30, 2001. The loss on disposal of our Meals.com business was $3.4 million. Included in the loss was a write-down of the value of Meals.com assets totaling $2.4 million and costs incurred as a result of the wind-down of the Meals.com business, which totaled $1.0 million.

Summarized below are the operating results for the Meals.com business, which are included in the accompanying consolidated statements of operations, under the caption “Loss from discontinued operations.” Also included below is the loss on the disposal of the Meals.com business, which is reported in the accompanying consolidated statements of operations under the caption “Loss on disposal of discontinued operations.”

	2001	2000
	(in thousands)
Revenue	$619	$480
Operating expenses	7,321	15,485

Operating loss	(6,702)	(15,005)
Interest, other income and minority interest, net	965	2,165

Loss from discontinued operations	(5,737)	(12,840)
Loss on disposal of discontinued operations	(3,390)	—

Total loss from discontinued operations	$(9,127)	$(12,840)

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Agreements with minority stockholders of Meals.com:    We entered into a Securities Purchase Agreement dated June 21, 2001, with the minority stockholders of Meals.com, our majority owned subsidiary, pursuant to which we agreed to purchase all outstanding securities (including preferred stock and warrants) of Meals.com held by the minority stockholders for a purchase price of $1.0 million. The purchase price was payable in Coinstar’s common stock based on the closing price of the stock on June 8, 2001, which was $18.99. The common stock issued to the minority stockholders of Meals.com was registered with the SEC on Form S-3 in August 2001.

NOTE 8:    STOCKHOLDERS’ EQUITY

Warrants:    Certain warrants issued between June 28, 1993 and December 15, 1995 had expiration dates from June 28, 1998 to December 15, 2000, and have been recorded at amounts that reflect our best estimate of fair value on the date of issuance.

On March 3, 1999, we acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $15.63 per share, which expires on March 2, 2004.

A summary of the warrants outstanding for the three years in the period ended December 31, 2002, follows:

	Common Stock
	Number of Shares	Exercise Price
OUTSTANDING, December 31, 2000	127,652	$12.18 – $15.63
Exercised	(102,652)	12.18

OUTSTANDING, December 31, 2001	25,000	15.63
Exercised, cancelled or forfeited	—	—

OUTSTANDING, December 31, 2002	25,000	15.63

Treasury stock:    On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. During 2002, 299,500 shares of common stock were repurchased at a cost of approximately $7.5 million. On February 4, 2003 the Board of Directors authorized the purchase of an incremental $15.0 million of common stock subject to a maximum of $7.5 million per fiscal year, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. Under our current debt covenants, if we purchase more than $7.5 million in any fiscal year (not counting purchases made with proceeds from the option exercises or other equity purchases under the equity purchase plans) then we must simultaneously pay down our term debt on a dollar-for-dollar basis. In addition, we may only make purchases if the purchase would not cause us to breach any covenants in our debt agreements. The increase brought the authorization to $22.5 million plus the proceeds from the equity programs. Shares may be repurchased from time to time during the term of our current credit facility.

NOTE 9:    STOCK-BASED COMPENSATION PLANS

Stock options:    During 2002, we granted options to employees under the 2000 Equity Incentive Plan (the “2000 Plan”) and the 1997 Equity Incentive Plan, as amended, (the “1997 Plan”), which generally vest over four

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

years and expire after 10 years. The 1997 Plan is an amendment and restatement of our 1992 Stock Option Plan. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 4,380,000 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $32.79 per share, which represented fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering. We did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

In March 1997, we adopted the Non-Employee Directors’ Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.75 and $30.00 per share, which represented the fair market value at the date of grant.

The price ranges of all options exercised were $0.25 to $25.78 in 2002, $0.40 to $19.25 in 2001, and $0.40 to $11.75 in 2000. At December 31, 2002, there were 3,476,247 shares of unissued common stock reserved for issuance under all the Stock Plans of which 784,193 shares were available for future grants. The numbers of common stock options under the plans are as follows as of December 31:

	2002		2001		2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Number of common shares under option:
Outstanding, beginning of year	2,912,350	$14.98	3,025,664	$11.03	2,801,869	$10.03
Granted	559,280	24.31	856,749	22.66	824,000	13.63
Exercised	(705,012)	11.25	(888,724)	9.17	(165,014)	6.04
Canceled or expired	(74,564)	13.58	(81,339)	12.39	(435,191)	11.39

Outstanding, end of year	2,692,054	17.91	2,912,350	14.98	3,025,664	11.03

Exercisable, end of year	1,247,653	14.89	1,201,548	11.57	1,444,443	9.66

The following table summarizes information about common stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at December 31, 2002	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at December 31, 2002	Weighted average exercise price
$ 0.25 – $10.00	236,728	5.16	$8.52	214,126	$8.40
10.01 – 14.00	677,993	6.59	11.35	499,242	11.39
14.01 – 22.00	641,763	7.96	17.78	291,408	17.58
22.01 – 23.50	884,335	9.42	23.05	119,148	23.30
23.50 – 32.79	251,235	8.87	26.76	123,729	25.81

	2,692,054			1,247,653

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Stock purchase plan:    In March 1997, we adopted the Employee Stock Purchase Plan (the “ESPP”) under Section 423(b) of the Internal Revenue Code. Under the ESPP, the Board of Directors may authorize participation by eligible employees, including officers, in periodic offerings. During 2001, shareholders approved an increase of 200,000 shares eligible for issuance under the ESPP, bringing the total number of shares reserved for issuance to 600,000. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During 2002, stock purchases totaling $816,000 were made as a result of payroll deductions from employees. Actual shares purchased by participating employees in 2002 totaled 39,325 at an average price of $20.75.

NOTE 10:    INCOME TAXES

The components of income tax expense (benefit) were as follows:

December 31, 2002
(in thousands)
Deferred tax benefit:
Federal	$(34,509)
State	(5,680)

Total deferred tax benefit before extraordinary item	(40,189)
Deferred tax benefit, extraordinary item	(2,366)

Total tax benefit	$(42,555)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from continuing operations before income taxes and extraordinary items. The sources and tax effects of the differences are as follows:

	December 31,
	2002	2001	2000
Income tax at the federal statutory rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	3.8%	(3.5)%	—
Research and development credits	(0.9)%	(6.1)%	—
Other	2.0%	(4.8)%	(1.0)%
Valuation allowance changes affecting the provision for income taxes	(219.4)%	48.4%	35.0%

	(180.5)%	0.0%	0.0%

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Depreciation and amortization	$(5,093)	$(3,839)

Total deferred tax liabilities	(5,093)	(3,839)

Tax loss and credit carry forwards	55,501	48,518
Subordinated debt discount amortization	—	7,952
Other	806	969

Total deferred tax assets	56,307	57,439

Net deferred tax asset	51,214	53,600
Valuation allowance	(1,399)	(53,600)

	$49,815	$—

At December 31, 2002, we had approximately $147.2 million of net operating loss and credit carryforwards that expire from the years 2006 to 2021. Changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.

The valuation allowance on the U.S. deferred tax assets was eliminated in 2002 because current operations indicate that realization of the related deferred tax asset is now more likely than not to occur. We maintained a valuation allowance for net operating loss carryovers related to foreign operations. The net change in the valuation allowance during the years ended December 31, 2002, 2001 and 2000 was $(52.2) million, $9.4 million, and $9.0 million, respectively.

For tax purposes, the income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes was approximately $7.3 million. This amount was credited to common stock in 2002. Of this benefit, approximately $3.9 million related to stock option activity in the current year and the remaining $3.4 million related to stock option activity which occurred during the year ended December 31, 2001.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2002	2001	2000
	(in thousands, except share data)
Numerator:
Net income (loss) from continuing operations	$62,455	$1,741	$(9,854)
Net loss from discontinued operations	—	(9,127)	(12,840)
Net loss from extraordinary item	(3,942)	—	—

Net income (loss)	$58,513	$(7,386)	$(22,694)

Denominator:
Weighted average shares for basic calculation	21,820	20,869	20,271
Warrants	11	22	—
Incremental shares from employee stock options	892	954	—

Weighted average shares for diluted calculation	22,723	21,845	20,271

NOTE 12:    RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and 50% employer matching contributions of up to 6% of annual compensation. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $740,000, $566,000 and $443,000 to the plan for the years ended December 31, 2002, 2001 and 2000.

NOTE 13:    TERMINATION OF SUPPLIER RELATIONSHIP

Through April 1999, Scan Coin AB of Malmo, Sweden, was our sole source provider of our coin-counting devices. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin claimed that we had breached the contract and made claims to certain of our intellectual property. On May 5, 1999, Scan Coin terminated its agreement with us and reasserted the breach of contract claim and the claim to certain of our intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence.

NOTE 14:    BUSINESS SEGMENT INFORMATION

Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

We are organized into two reportable business segments: our North American core business (which includes the United States and Canada) and our International business (which includes the United Kingdom). As

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

mentioned in Note 7, we discontinued operations of our Meals.com segment. Accordingly, information regarding Meals.com has been excluded from the segment disclosure information below.

	Year ended December 31,
	2002	2001	2000
	(in thousands)
Revenue:
North American core business	$149,615	$127,816	$102,201
International business	6,060	1,645	408
Intercompany eliminations and reclassifications	—	(109)	—

Total revenue	$155,675	$129,352	$102,609

Net income (loss) from continuing operations:
North American core business	$63,584	$4,201	$(8,880)
International business	(1,129)	(1,850)	(693)
Intercompany eliminations and reclassifications	—	(610)	(281)

Total net income (loss) from continuing operations	$62,455	$1,741	$(9,854)

	December 31,
	2002	2001
	(in thousands)
Total assets:
North American core business	$217,352	$172,598
International business	12,253	6,327
Intercompany eliminations	(12,969)	(7,738)

Total assets	$216,636	$171,187

NOTE 15:    SUBSEQUENT EVENT

Business combination:    On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up™ terminals, such as adding minutes to a prepaid wireless handset. We believe Prizm’s technology will facilitate our faster market penetration in new product areas and in new distribution channels. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed will be included in our financial statements as of February 6, 2003, the acquisition date.

Under the terms of the asset purchase agreement, the shareholders of Prizm may be eligible to receive additional consideration based primarily on achieving certain financial targets during 2003. If achieved, the additional consideration paid to these shareholders will be recorded as goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, David W. Cole, certify that:

1.	I have reviewed this annual report on Form 10-K of Coinstar, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ DAVID W. COLE
David W. Cole Chief Executive Officer

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO SECTION 302(a) OF

THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Deck, certify that:

1.	I have reviewed this annual report on Form 10-K of Coinstar, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ RICHARD C. DECK
Richard C. Deck Chief Accounting Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Coinstar, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, David W. Cole, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 20, 2003

/s/ DAVID W. COLE
David W. Cole Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Coinstar, Inc. (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Form 10-K”), I, Richard C. Deck, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: March 20, 2003

/s/ RICHARD C. DECK
Richard C. Deck Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number		Description of Document

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(1)	Amended and Restated Bylaws of the Registrant.

4.1		Reference is made to Exhibits 3.1 through 3.2.

4.2	(1)	Specimen Stock Certificate.

4.3	(1)	Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.

4.4	(3)	Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

4.5	(3)	Registrant’s Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.

4.6	(3)	Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.

4.7	(10)

Credit Agreement dated as of April 18, 2002 among Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank – California.

4.8

Amendment No. 1 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank – California.

10.1	(1)	Amended and Restated Registrant’s 1997 Equity Incentive Plan.

10.2	(1)	Registrant’s 1997 Employee Stock Purchase Plan.

10.3	(8)	Amended and Restated Registrant’s 1997 Non-Employee Directors’ Stock Option Plan.

10.4	(1)	Form of Indemnity Agreement between the Registrant and its Executive Officers and Directors.

10.5	(1)	Lease Agreement between Registrant and Spieker Properties, L.P. dated January 29, 1997.

10.6	(2)	Manufacturing Agreement between Registrant and SeaMed Corporation dated May 14, 1998.

10.7	(1)	Purchase Agreement between Registrant and Smith Barney Inc. dated October 22, 1996.

10.8	(8)	Registrant’s 2000 Equity Incentive Plan.

10.9	(5)	Amendment No. 1 to Registrant’s 1997 Equity Incentive Plan dated March 15, 2001.

10.10	(5)	Amendment No. 1 to Registrant’s 2000 Equity Incentive Plan dated March 15, 2001.

10.11	(10)	Registrant’s Outside Directors’ Deferred Compensation Plan.

10.12	(6)	Securities Purchase Agreement Among the Registrant and Certain Stockholders of Meals.com, Inc., dated as of June 21, 2001.

10.13	(6)	Form of Release Agreement.

10.14	(7)	Employment Agreement between David W. Cole and the Registrant dated October 3, 2001.

10.15	(9)	Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer.

Exhibit Number		Description of Document

10.16	(10)	Registrant’s Executive Deferred Compensation Plan.

10.17	(6)	Form of Release Agreement.

10.18		Agreement between Diane L. Renihan and the Registrant dated as of February 7, 2003.

10.19	(11)	Form of Stock Option Agreement Grant to Non-Employee Directors.

12.1		Ratio of Earnings to Fixed Charges.

21.1	(4)	Subsidiaries.

23.1		Consent of Deloitte & Touche LLP.

99.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Chief Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

99.3		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4		Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 333-33233).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001 (File Number 000-22555).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form S-8 (File Number 333-100870).