Form 10-Q
period 2003-03-31
COINSTAR INC
filed 2003-05-06
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, $0.001 par value	21,688,690

COINSTAR, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,337	$41,560
Cash due to retailers	56,950	61,283
Deferred income taxes	10,096	10,096
Prepaid expenses and other current assets	5,044	2,409

Total current assets	106,427	115,348
PROPERTY AND EQUIPMENT:
Coinstar units	161,423	156,182
Computers	9,389	8,882
Office furniture and equipment	1,299	1,291
Leased vehicles	4,464	4,314
Leasehold improvements	681	681

Total property and equipment	177,256	171,350
Accumulated depreciation	(116,282)	(110,807)

Total property and equipment, net	60,974	60,543
DEFERRED INCOME TAXES	37,214	39,719
OTHER ASSETS, NET	1,694	1,026

TOTAL ASSETS	$206,309	$216,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,964	$3,176
Accrued liabilities payable to retailers	56,950	61,283
Accrued liabilities	6,986	10,180
Current portion of long-term debt and capital lease obligations	16,019	14,916

Total current liabilities	81,919	89,555
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	18,114	21,830

Total liabilities	100,033	111,385
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2003 or 2002	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; issued and outstanding, 21,677,211 and 21,832,344 shares at 2003 and 2002, respectively	187,896	187,473
Accumulated deficit	(71,411)	(75,353)
Treasury stock	(10,486)	(7,496)
Accumulated other comprehensive income	277	627

Total stockholders’ equity	106,276	105,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,309	$216,636

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Month Periods Ended March 31,
	2003	2002
REVENUE	$37,997	$33,165

EXPENSES:
Direct operating	17,284	15,189
Regional sales and marketing	704	534
Product research and development	1,293	1,234
Selling, general and administrative	5,833	5,774
Depreciation and amortization.	6,380	6,610

Income from operations	6,503	3,824

OTHER INCOME (EXPENSE):
Interest income	71	93
Interest expense	(358)	(1,701)
Early retirement of debt	—	(2,472)
Other	61	(30)

Income (loss) before income tax expense	6,277	(286)
Income tax expense	(2,335)	—

NET INCOME (LOSS)	$3,942	$(286)

NET INCOME (LOSS) PER SHARE:
Basic	$0.18	$(0.01)
Diluted	$0.18	$(0.01)

WEIGHTED SHARES OUTSTANDING:
Basic	21,766	21,539
Diluted	22,148	21,539

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Month Period Ended March 31, 2003

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, January 1, 2003	21,832,344	$187,473	$(75,353)	$(7,496)	$627	$105,251
Issuance of shares under employee stock purchase plan	27,788	452				452
Exercise of stock options	5,380	52				52
Stock-based compensation expense	699	12				12
Non-cash stock-based compensation		(93)				(93)
Repurchase of common stock	(189,000)			(2,990)		(2,990)
Comprehensive income:
Net income			3,942			3,942	$3,942
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax expense of $233					(395)	(395)	(395)
Interest rate swap on long-term debt, net of tax benefit of $62					45	45	45

Total comprehensive income							$3,592

BALANCE, March 31, 2003	21,677,211	$187,896	$(71,411)	$(10,486)	$277	$106,276

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Month Periods Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$3,942	$(286)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,380	6,610
Early retirement of debt	—	2,472
Debt discount amortization	—	28
Non-cash stock-based compensation	(93)	608
Deferred taxes	2,335	—
Cash used by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,372)	(84)
Other assets	(37)	(183)
Accounts payable	(1,197)	(1,178)
Accrued liabilities payable to retailers	(4,285)	(284)
Accrued liabilities	(3,206)	(1,977)

Net cash provided by operating activities	1,467	5,726

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(219)	—
Purchase of fixed assets	(6,569)	(4,462)
Proceeds from sale of fixed assets	5	27
Purchase of intangible assets	(757)	—

Net cash used by investing activities	(7,540)	(4,435)

FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,946)	(25,255)
Borrowings under long-term debt obligations	—	15,000
Payments for early retirement of debt	—	(2,000)
Company stock repurchased	(2,990)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	516	2,768

Net cash used by financing activities	(5,420)	(9,487)
Effect of exchange rate changes on cash	(63)	(89)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,556)	(8,285)

CASH AND CASH EQUIVALENTS AND CASH DUE TO RETAILERS:
Beginning of period	102,843	105,935

End of period	$91,287	$97,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$388	$1,271

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$388	$248
Financing costs written off upon retirement of debt	—	472

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended March 31, 2003 and 2002

(unaudited)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company:    We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception and, as of March 31, 2003, had a total installed base of 10,844 units located in supermarkets and financial institutions in 48 states, the District of Columbia, Canada and the United Kingdom. Of the 10,844 units, 10,286 units were installed in North America and 558 units were installed in the United Kingdom.

Basis of presentation:    The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

Change in accounting policy:    We accounted for the loss from early retirement of debt as an extraordinary item in fiscal year 2002, whereas we now include losses from early retirement of debt within the other income and expense section of our consolidated statements of operations. The new method of accounting for loss on early retirement of debt is the result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 145. Prior year financial statements have been restated to apply the new method retroactively.

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of our North American business and our wholly owned International business in the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Securities available-for-sale:    Our investments are all classified as available-for-sale and are stated at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders’ equity. All of our investments have maturities of one year or less. Unrealized gains or losses at March 31, 2003 were insignificant. Fair value is based upon quoted market prices. Available-for-sale securities are included in prepaid expenses and other current assets.

Stock-based compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. We accelerated the vesting of stock options for certain former employees pursuant to employment agreements for which we recorded compensation expense (benefit) of $(69,416), and $608,487 in the first quarters of 2003, and 2002, respectively. The following illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Month Periods Ended March 31,
	2003	2002
	(in thousands except per share data)
Net income (loss) as reported:	$3,942	$(286)
Total stock-based employee compensation included in the determination of net income (loss) as reported, net of $26 and $0 tax expense for 2003 and 2002, respectively	(43)	608
Total stock-based employee compensation determined under fair value method for all awards, net of $751 tax benefit and $0 tax expense for 2003 and 2002, respectively	(1,225)	(2,888)

Pro forma net income (loss):	$2,674	$(2,566)

Net income (loss) per share:
Basic:
As reported	$0.18	$(0.01)
Pro forma	0.12	(0.12)
Diluted:
As reported	0.18	(0.01)
Pro forma	0.12	(0.12)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recent accounting pronouncements:    In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Additionally, the associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The adoption of SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, does not have an impact on our financial position or results of our operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that only certain extinguishments of debt be classified as an extraordinary item. Further, this statement requires that capital leases, which are modified such that the resulting lease agreement is classified as an operating lease, be accounted for under the sale-leaseback provisions of SFAS No. 98. The provisions of the statement pertaining to debt extinguishments are effective for companies with fiscal years beginning after May 15, 2002. The provisions of the statement pertaining to lease modifications are effective for transactions consummated after May 15, 2002. Implementation of this statement has no impact on net income; however, it resulted in a reclassification of the extraordinary loss we reported in 2002. Such amounts are reported as a separate component of other income and the earnings per share effects are not disclosed on the face of the income statement.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), required an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by a company after December 31, 2002. Implementation of this statement does not have an impact on our financial position or results of operations.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on existing disclosure of most guarantees, and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The 2003 adoption of this Interpretation does not have a material impact on our consolidated financial position.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS 123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provision of SFAS 123, Accounting for Stock Based Compensation. In addition, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Significant Accounting Policies footnote. We have adopted the disclosure requirements in these consolidated financial statements as noted above under Stock-Based Compensation.

Reclassifications:    Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2:    TREASURY STOCK

On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. During 2002, 299,500 shares of common stock were repurchased at a cost of approximately $7.5 million. On February 4, 2003, the Board of Directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. Under our current debt agreement, we may repurchase up to a maximum of $7.5 million of our common stock per fiscal year. We may purchase up to an aggregate of an additional $7.5 million (over and above purchases made with proceeds from the option exercises or other equity purchase plans) if we simultaneously pay down our term debt on a dollar-for-dollar basis. In addition, we may only make purchases if the purchase would not cause us to breach any covenants in our credit agreement. On February 18, 2003, we repurchased 125,000 shares of common stock at a cost of approximately $2.0 million and on February 20, 2003, we repurchased an additional 64,000 shares of common stock at a cost of approximately $1.0 million.

NOTE 3:    ACQUISITION

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up™ terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position.

Under the terms of the asset purchase agreement, the shareholders of Prizm may be eligible to receive additional consideration based primarily on achieving certain financial targets during 2003. If achieved, the additional consideration paid to these shareholders will be recorded as goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment. At this time, any payment resulting from the additional consideration cannot be estimated.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Month Periods Ended March 31,
	2003	2002
	(in thousands)
Numerator:
Net income (loss)	$3,942	$(286)
Denominator:
Weighted average shares for basic calculation	21,766	21,539
Warrants	3	—
Incremental shares from employee stock options	379	—

Weighted average shares for diluted calculation	22,148	21,539

Because the 2002 results from operations reflect a net loss for the three month period ended March 31, 2002, basic and diluted net loss and net loss per share amounts for this period are calculated based on the same weighted average number of shares outstanding. For purposes of calculating these amounts, 11,497 warrants and 1,072,185 options were excluded from the calculation in 2002 because they were anti-dilutive.

NOTE 5: BUSINESS SEGMENT INFORMATION

Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

We are organized into two reportable business segments: the North American business (which includes the United States and Canada), and our International business (which includes the United Kingdom).

	Three Month Periods Ended March 31,
	2003	2002
	(in thousands)
Revenue:
North American business	$35,971	$32,282
International business	2,026	883

Total revenues	$37,997	$33,165

Net income (loss):
North American business	$3,810	$31
International business	132	(317)

Total net income (loss)	$3,942	$(286)

	March 31, 2003	December 31, 2002
	(in thousands)
Total assets:
North American business	$207,042	$217,352
International business	12,828	12,253
Intercompany eliminations and reclassifications	(13,561)	(12,969)

Total assets	$206,309	$216,636

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Risk Factors”, and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains and financial institutions in 48 states across the United States, the District of Columbia and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. Since inception, our coin processing services have counted and processed more than 147 billion coins worth over $6.8 billion relating to over 200 million customer transactions. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located and (iii) seasonality.

We launched our business in North America with the installation of the first Coinstar unit in 1993 and in 2001 we began rolling out our coin-counting service in the United Kingdom. With over 270 retail partners (including supermarket chains, independent operators and financial institutions) we currently operate more than 10,840 Coinstar units in over 150 regional markets across 48 states, the District of Columbia, Canada and the United Kingdom.

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

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar coin-counting units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses in prior years. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we will be able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as a touch-point for a range of consumer products and services such as prepaid cards, prepaid cellular services, bill payment and person-to-person money transfers.

We believe that our future coin-counting revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, retain our current retail partners, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Prizm Acquisition:    On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up™ terminals, such as adding minutes to a prepaid wireless handset. We believe Prizm’s technology will facilitate our faster market penetration in new product areas and in new distribution channels. The purchase was accounted for as a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed have been included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position.

Under the terms of the asset purchase agreement, the shareholders of Prizm may be eligible to receive additional consideration based primarily on achieving certain financial targets during 2003. If achieved, the additional consideration paid to these shareholders will be recorded as goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment. At this time, any payment resulting from the additional consideration cannot be estimated.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Three Month Periods Ended March 31,
	2003	2002
Revenue.	100.0%	100.0%
Expenses:
Direct operating	45.5	45.8
Regional sales and marketing	1.9	1.6
Product research and development	3.4	3.7
Selling, general and administrative	15.3	17.4
Depreciation and amortization	16.8	20.0

Income from operations	17.1%	11.5%

Three Month Periods Ended March 31, 2003 and 2002

Revenue

Revenue increased to $38.0 million in the three months ended March 31, 2003 from $33.2 million for the comparable 2002 period. Revenue grew principally as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service during the three months ended March 31, 2003 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 10,844 as of March 31, 2003 from 9,854 as of March 31, 2002. The total dollar value of coins processed through our network increased to $430.8 million during the three month period ended March 31, 2003 from $374.4 million for the comparable 2002 period.

Direct Operating Expenses

Direct operating expenses increased to $17.3 million in the three months ended March 31, 2003 from $15.2 million in the comparable prior year period. Direct operating expenses increased primarily due to increases in field service expenses related to our expansion into ten new international and domestic regional markets during the twelve months between March 31, 2002 and March 31, 2003, an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the three month period, and an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 14.6% increase in coin processing revenue. Direct operating expenses as a percentage of revenue decreased to 45.5% in the three months ended March 31, 2003 from 45.8% in the same period of 2002. The decrease in direct operating expenses as a percentage of revenue resulted from the realization of coin pick-up and transportation cost economies attributable to regional densities and utilization of more efficient coin pick-up methods and a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets.

Regional Sales and Marketing

Regional sales and marketing expenses increased to $0.7 million in the quarter ended March 31, 2003 from $0.5 million in the comparable prior year quarter. Regional sales and marketing expenses increased due to increased spending for regional marketing and local advertising support for new product pilots. Historically, advertising during the first quarter of our fiscal year has not resulted in significant increases in the volume of coin processed by our customers during our seasonally low first quarter. Consistent with prior years, we plan to increase advertising levels during the remainder of this year. Regional sales and marketing as a percentage of revenue increased slightly to 1.9% in the three months ended March 31, 2003 from 1.6% in the comparable prior year quarter, primarily due to the timing of advertising activity so far this year.

Product Research and Development

Product research and development expenses increased to $1.3 million in the quarter ended March 31, 2003 from $1.2 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue decreased to 3.4% for the quarter ended March 31, 2003 from 3.7% in the comparable prior year quarter.

Selling, General and Administrative

Selling, general and administrative expenses remained flat at $5.8 million for each of the three month periods ending March 31, 2003 and 2002. Selling, general and administrative expenses experienced increases in insurance and professional fees during 2003 offset by decreased expenses associated with non-cash stock option compensation for retiring executives. Selling, general and administrative expenses as a percentage of revenue decreased to 15.3% in the quarter ended March 31, 2003 from 17.4% in the comparable prior year quarter.

Depreciation and Amortization

Depreciation and amortization expense decreased to $6.4 million in the quarter ended March 31, 2003 from $6.6 million in the comparable prior year quarter. Depreciation expense declined primarily due to the net decrease in the number of Coinstar units being depreciated. A greater number of Coinstar units became fully depreciated between March 31, 2002 and March 31, 2003 than were newly installed in the same period. Depreciation and amortization as a percentage of revenue decreased to 16.8% in the three months ended March 31, 2003 from 20.0% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $71,000 in 2003 from $93,000 in 2002. The decrease in interest income was attributed to both lower interest rates earned on investments and lower amounts of funds invested in the quarter ended March 31, 2003 than in the prior year.

Interest expense decreased to $0.4 million in the three months ended March 31, 2003 from $1.7 million in the comparable prior year period. The decrease was attributed to the repurchase of $61.0 million of our 13% senior subordinated discount notes during the first half of 2002. The long term debt was retired using cash and $43.0 million of term and revolving debt from a new $90.0 million credit facility provided by a syndicate of financial institutions led by Bank of America. The combination of reduced interest rates and the decreased amount of outstanding debt during the first quarter of 2003 resulted in the $1.3 million decrease of interest expense in the three month period ended March 31, 2003 compared to the same period in 2002. As of March 31, 2003, we had $32.0 million of long term debt outstanding on our credit facility.

We had accounted for the loss from early retirement of debt as an extraordinary item in 2002. However, in accordance with SFAS No. 145 we have reclassified the losses associated with our early retirement of debt within the other income and expense section of our consolidated statements of operations. These 2002 expenses are related to premiums paid and write-offs of deferred financing fees to retire our 13% senior subordinated discount notes prior to the October 2006 maturity date.

Liquidity and Capital Resources

As of March 31, 2003, we had cash, cash equivalents and cash due to retailers totaling $91.3 million, which consisted of cash and cash equivalents available to fund our operations of $34.3 million and cash due to retailers of $57.0 million. Cash due to retailers represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $24.5 million at March 31, 2003.

Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2003, compared to net cash provided by operating activities of $5.7 million for the three months ended March 31, 2002. Cash provided by operating activities decreased primarily as the result of an increased use of cash from changes in operating assets and liabilities, offset by an increase in net income for the quarter ended March 31, 2003. The cash used by operating assets and liabilities increased in 2003 mainly from the timing of payments to our partners that reduced our payable balance, prepayments for certain advertising expenses that will occur later in the year and a reduction of accrued liabilities.

Net cash used by investing activities for the three month period ended March 31, 2003 was $7.5 million compared to $4.4 million in the comparable prior year quarter. Net cash used by investing activities consisted of capital expenditures made in each of the three month periods ended March 31, 2003 and 2002, mainly for the purchase of Coinstar units as of March 31, 2003. As of March 31, 2003 we had entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases for Coinstar units in the amount of $7.4 million.

Net cash used by financing activities for the three month period ended March 31, 2003 was $5.4 million. This amount represented cash used to make principal payments of $2.7 million and $0.2 million on our term loan and for capital lease payments, respectively, and cash used to repurchase 189,000 shares of our own stock for $3.0 million in February 2003, offset by proceeds from the exercise of stock options and employee stock purchases of $0.5 million. Net cash used by financing activities for the three months ended March 31, 2002 was $9.5 million. This amount represented cash used to retire $25.3 million of our senior subordinated discount notes and the payment of $2.0 million in premiums associated with the retirement of this debt, offset by cash provided by financing activities in the form of new borrowings totaling $15.0 million on a lower interest rate credit facility and proceeds from the exercise of stock options and employee stock purchases of $2.8 million.

As of March 31, 2003, we had three irrevocable letters of credit that totaled $8.8 million. These letters of credit, which expire at various times through April 30, 2003, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. As of March 31, 2003, no amounts were outstanding under these letters of credit agreements.

On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. During 2002, 299,500 shares of common stock were repurchased at a cost of approximately $7.5 million. On February 4, 2003, the Board of Directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. Under our current debt agreement, we may repurchase up to a maximum of $7.5 million of our common stock per fiscal year. We may purchase up to an aggregate of an additional $7.5 million (over and above purchases made with proceeds from the option exercise or other equity purchases under the equity purchase plans) if we simultaneously pay down our term debt on a dollar-for-dollar basis. In addition, we may only make purchases if the purchase would not cause us to breach any covenants in our credit agreement. On February 18, 2003, we repurchased an additional

125,000 shares of common stock at a cost of approximately $2.0 million and on February 20, 2003 we repurchased an additional 64,000 shares of common stock at a cost of approximately $1.0 million.

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

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our first three quarterly principal payments of $2.7 million each were paid September 30, 2002, December 31, 2002 and March 31, 2003. Our principal payments will increase to $3.8 million per quarter beginning June 30, 2003 and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of January 15, 2003 we qualified for a commitment fee on the unused portion of the facility equal to 20 basis points.

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

Deferred Tax Assets

As required by SFAS No. 109, Accounting for Income Taxes, we have recognized deferred income tax assets on our balance sheet, which as of March 31, 2003, totaled $47.3 million. The deferred income tax assets primarily represent the income tax benefit of net operating losses (“NOL”) we have incurred in prior years and expect to be able to use in future periods. We will periodically reevaluate our ability to utilize our NOL carryforwards and record any resulting adjustments that may be material. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future periods. In the quarter ended March 31, 2003, we recorded $2.3 million in income tax expense, which, as a result of our NOL carryforward, will not result in cash payments for income taxes paid other than those required by some states and alternative minimum taxes.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of March 31, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$32,000	$15,000	$17,000	$—	$—
Capital lease obligations	2,133	1,019	1,114	—	—
Operating leases	1,839	1,245	594	—	—
Purchase obligations*	9,649	9,649	—	—	—

Total contractual cash obligations	$45,621	$26,913	$18,708	$—	$—

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of March 31, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	8,787	8,787	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$8,787	$8,787	$—	$—	$—

Quarterly Financial Results

Our quarterly financial information for 2001 presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations.

The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. Except for the reclassification of the loss on our early retirement of debt, as discussed in Note 1 of our notes to consolidated financial statements, this information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

	Three Month Periods Ended
	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$37,997	$41,651	$42,941	$37,918	$33,165	$35,731	$35,176	$31,245
Expenses:
Direct operating	17,284	18,010	18,141	16,448	15,189	15,729	15,667	13,798
Regional sales and marketing	704	3,239	2,711	2,789	534	3,141	3,176	2,501
Product research and development	1,293	1,249	1,170	1,344	1,234	1,068	1,108	989
Selling, general and administrative	5,833	5,510	5,284	5,572	5,774	5,931	5,400	5,946
Depreciation and amortization	6,380	6,428	6,409	6,363	6,610	6,709	6,394	6,483

Income from operations	6,503	7,215	9,226	5,402	3,824	3,153	3,431	1,528
Early retirement of debt	—	—	—	(3,836)	(2,472)	—	—	—
Other expense, net	(226)	(365)	(468)	(930)	(1,638)	(1,961)	(1,862)	(1,873)

Income (loss) from continuing operations before income tax benefit	6,277	6,850	8,758	636	(286)	1,192	1,569	(345)
Income tax benefit (expense)(3)	(2,335)	42,555	—	—	—	—	—	—

Income (loss) from continuing operations	3,942	49,405	8,758	636	(286)	1,192	1,569	(345)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	—	(2,376)
Income (loss) on disposal of discontinued operations	—	—	—	—	—	162	—	(3,552)

Net income (loss) from discontinued operations	—	—	—	—	—	162	—	(5,928)

Net income (loss)	$3,942	$49,405	$8,758	$636	$(286)	$1,354	$1,569	$(6,273)

Net income (loss) per share, basic:
Continuing operations	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.05	$0.07	$(0.02)
Discontinued operations	—	—	—	—	—	0.01	—	(0.28)

Net income (loss) per share	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.06	$0.07	$(0.30)

Net income (loss) per share, diluted:
Continuing operations	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.05	$0.07	$(0.02)
Discontinued operations	—	—	—	—	—	0.01	—	(0.28)

Net income (loss) per share	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.06	$0.07	$(0.30)

Selected Consolidated Operating Data:
Number of new Coinstar units installed during the period, net	138	334	267	251	278	586	134	252
Installed base of Coinstar units at end of period	10,844	10,706	10,372	10,105	9,854	9,576	8,990	8,856
Average age of network for the period (months)	42.6	40.6	39.0	37.5	36.0	34.7	33.5	31.7
Designated marketing areas	153	150	146	145	143	142	132	129
Dollar value of coins processed	$430,775	$472,155	$486,259	$428,689	$374,377	$402,864	$396,200	$351,476
Annualized revenue per average installed unit(1)	$14,095	$15,791	$16,768	$15,261	$13,720	$15,346	$15,780	$14,422
EBITDA(2)	$12,883	$13,643	$15,635	$11,765	$10,434	$9,862	$9,825	$8,011
EBITDA margin (% of revenue)	33.9%	32.8%	36.4%	31.0%	31.5%	27.6%	27.9%	25.6%
Reconciliation of GAAP measurement to EBITDA(2):
Net cash provided by operating activities from continuing operations	$1,467	$17,334	$10,775	$16,842	$5,726	$12,751	$12,375	$15,130
Changes in operating assets and liabilities	11,097	(4,094)	4,434	(5,728)	3,706	(4,798)	(4,235)	(8,929)
Other non-cash items(4)	93	38	(42)	(279)	(636)	(52)	(177)	(63)
Net interest and other expense	226	365	468	930	1,638	1,961	1,862	1,873

EBITDA(2)	$12,883	$13,643	$15,635	$11,765	$10,434	$9,862	$9,825	$8,011

(1)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
(2)	EBITDA represents earnings before interest expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service, incur or pay down indebtedness, repurchase our common stock and for purposes of calculating certain debt covenants. In addition, management uses EBITDA internally to evaluate the company’s performance and manage its operations.
(3)	In accordance with SFAS No. 109, Accounting for Income Taxes, we recognized an income tax benefit of $2.4 million in the fourth quarter of 2002 as a result of the early extinguishment of debt that occurred in each of the quarters ended March 31, and June 30, 2002.
(4)	Other non-cash items generally consist of non-cash stock-based compensation and debt discount amortization.

Seasonality

Our coin processing volumes appear to be affected by seasonality. In particular, coin processing volumes generally have been lowest in the first quarter of the year and volumes generally have been highest in the third quarter, followed by the fourth quarter of the year. There can be no assurance, however, that the seasonal trends we have historically experienced will continue. Any projections of future seasonality are inherently uncertain due to the lack of comparable companies engaged in the coin processing business. An exception to our usual seasonality trend occurred in 2001 from events surrounding September 11, 2001.

In addition to fluctuations in revenue resulting from factors affecting customer usage, timing of unit installations may result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

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

We have separate agreements with each of our retail partners to provide coin processing services in retail locations. Our typical contract is for three years, with renewal provisions. There are variations on contract terms with some of our retail partners. The Coinstar units located in three supermarket chains, The Kroger Co., Albertson’s, Inc. and Safeway, Inc., accounted for approximately 22.3%, 12.0% and 9.9%, respectively, of our revenue in the three month period ended March 31, 2003. The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our retail partners could seriously harm our business, financial condition and results of operations.

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

We have substantial indebtedness.    As of March 31, 2003, we had outstanding indebtedness of $34.1 million which included $32.0 million of term debt and lease obligations totaling approximately $2.1 million. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth and quarterly consolidated EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with Bank of America and investment activities that generally bear interest at variable rates. Because most of our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount approximates fair value.

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities*	Expected Maturity Date					March 31, 2003
(in thousands)	2003	2004	2005	2006	2007	Total	Fair Value

Long-term debt:
Variable rate	$11,250	$16,500	$4,250	—	—	$32,000	$32,000
Average interest rate	*	*	*	—	—	3.13%	*
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	—	$10,000	—	—	—	$10,000	—
Average pay rate	2.50%	2.50%	—	—	—	2.50%
Average receive rate	1.38%	1.73%	—	—	—	1.42%

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. As of January 15, 2003, interest rates are based on LIBOR plus 175 basis points. We have entered into an interest rate swap covering $10.0 million of our long-term debt. Please refer to the following discussion about the interest rate swap.

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

The fair value of the interest rate swap at March 31, 2003 resulted in a liability of approximately $165,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income, net of related tax effect. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

Item 4.     Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief accounting officer have evaluated our disclosure controls and procedures within 90 days prior to the filing of this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On January 2, 2003, we filed a current report on Form 8-K dated January 2, 2003 under Item 5 announcing the resignation of our Chief Financial Officer.

On January 13, 2003, we filed a current report on Form 8-K dated January 13, 2003 under Item 5 issuing a press release announcing results for the quarter and fiscal year ended December 31, 2002.

On February 6, 2003, we filed a current report on Form 8-K dated February 6, 2003 under Item 5 announcing the date for Coinstar’s annual shareholders’ meeting.

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
Richard C. Deck
Chief Accounting Officer
May 6, 2003

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, David W. Cole, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coinstar, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 2, 2003

/s/ DAVID W. COLE
David W. Cole Chief Executive Officer

CERTIFICATION OF CHIEF ACCOUNTING OFFICER PURSUANT TO SECTION 302(a)

OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Deck, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coinstar, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 2, 2003

/s/ RICHARD C. DECK
Richard C. Deck Chief Accounting Officer