Form 10-Q
period 2003-06-30
COINSTAR INC
filed 2003-08-04
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2003
Common Stock, $0.001 par value	21,485,160

COINSTAR, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,894	$41,560
Cash due to retailers	65,563	61,283
Deferred income taxes	10,161	10,096
Prepaid expenses and other current assets	5,162	2,409

Total current assets	117,780	115,348
PROPERTY AND EQUIPMENT:
Coinstar units	165,644	156,182
Computers	9,431	8,882
Office furniture and equipment	1,353	1,291
Leased vehicles	4,302	4,314
Leasehold improvements	696	681

Total property and equipment	181,426	171,350
Accumulated depreciation	(121,301)	(110,807)

Total property and equipment, net	60,125	60,543
DEFERRED INCOME TAXES	34,792	39,719
OTHER ASSETS, NET	2,010	1,026

TOTAL ASSETS	$214,707	$216,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,952	$3,176
Accrued liabilities payable to retailers	65,563	61,283
Accrued liabilities	9,137	10,180
Current portion of long-term debt and capital lease obligations	16,555	14,916

Total current liabilities	94,207	89,555
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	13,970	21,830

Total liabilities	108,177	111,385
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2003 or 2002	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; issued and outstanding, 21,485,060 and 21,832,344 shares at June 30, 2003 and December 31, 2002, respectively	188,880	187,473
Accumulated deficit	(67,162)	(75,353)
Treasury stock	(15,786)	(7,496)
Accumulated other comprehensive income	598	627

Total stockholders’ equity	106,530	105,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,707	$216,636

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2003	2002	2003	2002
REVENUE	$81,099	$71,083	$43,102	$37,918

EXPENSES:
Direct operating	35,852	31,637	18,568	16,448
Sales and marketing	3,338	3,323	2,634	2,789
Product research and development	2,817	2,578	1,524	1,344
Selling, general and administrative	12,320	11,346	6,487	5,572
Depreciation and amortization	13,060	12,973	6,680	6,363

Income from operations	13,712	9,226	7,209	5,402

OTHER INCOME (EXPENSE):
Interest income	127	180	56	87
Interest expense	(694)	(2,718)	(336)	(1,017)
Early retirement of debt	—	(6,308)	—	(3,836)
Other	57	(30)	(4)	—

Income before income tax expense	13,202	350	6,925	636
Income tax expense	(5,011)	—	(2,676)	—

NET INCOME	$8,191	$350	$4,249	$636

NET INCOME PER SHARE:
Basic	$0.38	$0.02	$0.20	$0.03
Diluted	$0.37	$0.02	$0.19	$0.03

WEIGHTED SHARES OUTSTANDING:
Basic	21,655	21,667	21,545	21,794
Diluted	22,045	22,703	21,942	22,780

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Month Period Ended June 30, 2003

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income		Comprehensive Income
	Shares	Amount				Total
BALANCE, January 1, 2003	21,832,344	$187,473	$(75,353)	$(7,496)	$627	$105,251
Issuance of shares under employee stock purchase plan	27,788	452				452
Exercise of stock options	96,488	998				998
Stock-based compensation expense	1,214	22				22
Non-cash stock-based compensation		(65)				(65)
Repurchase of common stock	(472,774)			(8,290)		(8,290)
Comprehensive income:
Net income			8,191			8,191	$8,191
Other comprehensive income:
Short-term investments, net of cumulative tax effect of $3					6	6	6
Foreign currency translation adjustments, net of cumulative tax effect of $434					(82)	(82)	(82)
Interest rate swap on long-term debt, net of cumulative tax effect of $63					47	47	47

Total comprehensive income							$8,162

BALANCE, June 30, 2003	21,485,060	$188,880	$(67,162)	$(15,786)	$598	$106,530

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Month Periods Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$8,191	$350
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	13,060	12,973
Early retirement of debt	—	6,308
Debt discount amortization	—	41
Non-cash stock-based compensation	(65)	874
Deferred taxes	4,488	—
Cash provided (used) by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,305)	(371)
Other assets	(92)	(1,153)
Accounts payable	(203)	(1,238)
Accrued liabilities payable to retailers	4,197	8,046
Accrued liabilities	(1,470)	(3,262)

Net cash provided by operating activities	25,801	22,568

INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(267)	—
Purchase of fixed assets	(11,538)	(9,669)
Proceeds from sale of fixed assets	13	130
Purchase of intangible assets	(757)	—

Net cash used by investing activities	(12,549)	(9,539)

FINANCING ACTIVITIES:
Financing costs associated with long-term credit facility amendment	(30)	—
Principal payments on long-term debt	(6,983)	(76,992)
Borrowings under long-term debt obligations	—	58,000
Payments for early retirement of debt	—	(4,878)
Company stock repurchased	(8,290)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	1,472	5,250

Net cash used by financing activities	(13,831)	(18,620)
Effect of exchange rate changes on cash	193	122

NET DECREASE IN CASH AND CASH EQUIVALENTS	(386)	(5,469)

CASH AND CASH EQUIVALENTS AND CASH DUE TO RETAILERS:
Beginning of period	102,843	105,935

End of period	$102,457	$100,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$939	$4,448

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$897	$801
Financing costs written off upon retirement of debt	$—	$1,430

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2003 and 2002

(unaudited)

NOTE 1:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company:    We develop, own and operate a network of automated, self-service coin-counting and processing machines that provide consumers with a convenient means to convert loose coins into cash. We have increased our installed base every year since inception and, as of June 30, 2003, had a total installed base of 11,053 units located in supermarkets and financial institutions in 48 states, the District of Columbia, Canada and the United Kingdom. Of the 11,053 units, 10,489 units were installed in North America and 564 units were installed in the United Kingdom.

Basis of presentation:    The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

Change in accounting policy:    We accounted for the loss from early retirement of debt as an extraordinary item in fiscal year 2002. As of January 1, 2003 we have included losses from early retirement of debt within the other income and expense section of our consolidated statements of operations. The new method of accounting for loss on early retirement of debt is the result of adopting Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior year financial statements have been restated to apply the new method retroactively in accordance with the standard.

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of our North American business and our wholly owned International business in the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Securities available-for-sale:    Our investments are all classified as available-for-sale and are stated at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders’ equity. All of our investments have maturities of one year or less. Unrealized gains or losses at June 30, 2003 were insignificant. Fair value is based upon quoted market prices. Available-for-sale securities are included in prepaid expenses and other current assets.

Stock-based compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. We accelerated the vesting of stock options for certain former employees pursuant to employment agreements for which we recorded compensation expense of $47,169 and $265,915 in the three months ended June 30, 2003 and 2002, respectively. We have recorded a total compensation expense (benefit) of ($22,247) and $874,402 for the six months ended June 30, 2003 and 2002, respectively. The following illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2003	2002	2003	2002
	(in thousands except per share data)
Net income as reported:	$8,191	$350	$4,249	$636
Total stock-based employee compensation included in the determination of net income as reported, net of ($8) and $0 tax benefit for the six months ended June 30, 2003 and 2002, respectively. Compensation amounts are net of $18 and $0 tax expense for the three months ended June 30, 2003 and 2002, respectively	(14)	874	29	266
Total stock-based employee compensation determined under fair value method for all awards, net of $1,505 and $0 tax expense for the six months ended June 30, 2003 and 2002, respectively. Fair value compensation amounts are net of $744 and $0 tax expense for the three months ended June 30, 2003 and 2002, respectively	(2,404)	(4,629)	(1,189)	(1,741)

Pro forma net income (loss):	$5,773	$(3,405)	$3,089	$(839)

Net income (loss) per share:
Basic:
As reported	$0.38	$0.02	$0.20	$0.03
Pro forma	0.27	(0.16)	0.14	(0.04)
Diluted:
As reported	0.37	0.02	0.19	0.03
Pro forma	0.26	(0.15)	0.14	(0.04)

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recent accounting pronouncements:    In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123. SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provision of SFAS 123, Accounting for Stock Based Compensation. In addition, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Significant Accounting Policies footnote. We have adopted the disclosure requirements in these consolidated financial statements as noted above under Stock-Based Compensation.

Reclassifications:    Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2:    TREASURY STOCK

On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. On February 4, 2003, the Board of Directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. As of June 30, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $1.5 million.

Under our current line of credit agreement with Bank of America, we may purchase up to a maximum of $7.5 million of our common stock in each of the fiscal years of 2003 and 2004 plus additional amounts equal to proceeds received from option exercises or other equity purchase plans. Furthermore, we may purchase up to an additional $7.5 million of our common stock if we simultaneously pay down our term debt on a dollar-for-dollar basis. We may only make stock repurchases if the purchase would not cause us to breach any covenants in our credit agreement.

In December 2002, we repurchased 299,500 shares of common stock at a cost of approximately $7.5 million. During the first quarter of 2003, we repurchased 189,000 shares of common stock at a cost of approximately $3.0 million and during the second quarter of 2003, we repurchased an additional 283,774 shares of common stock at a cost of approximately $5.3 million.

NOTE 3:    ACQUISITION

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up™ terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position. In June 2003, we entered into an agreement with the shareholders of Prizm pursuant to which they agreed to relinquish any claims for additional consideration in connection with the “earn-out” provisions in the asset purchase agreement in exchange for a maximum payment of $400,000 contingent on meeting certain terms and conditions through the end of the year. As it is probable that these terms and conditions will be met, we accrued for this payment and recorded goodwill as of June 30, 2003, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

NOTE 4:    INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Numerator:
Net income	$8,191	$350	$4,249	$636

Denominator:
Weighted average shares for basic calculation	21,655	21,667	21,545	21,794
Warrants	4	12	4	12
Incremental shares from employee stock options	386	1,024	393	974

Weighted average shares for diluted calculation	22,045	22,703	21,942	22,780

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Revenue:
North American core business	$76,639	$68,957	$40,668	$36,675
International business	4,460	2,126	2,434	1,243

Total revenue	$81,099	$71,083	$43,102	$37,918

Net income (loss):
North American core business	$7,853	$758	$4,043	$727
International business	338	(408)	206	(91)

Total net income	$8,191	$350	$4,249	$636

	June 30, 2003	Dec. 31, 2002
	(in thousands)
Total assets:
North American core business	$214,367	$217,352
International business	14,757	12,253
Intercompany eliminations and reclassifications	(14,417)	(12,969)

Total assets	$214,707	$216,636

NOTE 6:    SUBSEQUENT EVENTS

On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar® units and related services in the Safeway supermarket chain. As a result, our contract with Safeway will terminate effective August 6, 2003. Coinstar units in Safeway stores generated approximately $7.9 million or 9.7% of our year to date 2003 revenue. We anticipate that approximately 1,000 machines will be de-installed from Safeway stores. We expect to begin removing our machines from Safeway in the third quarter and plan to complete the de-installation process by the end of this year. As a result of the return of the machines from Safeway, we have canceled purchase orders for additional machines this year.

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

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar® units located in supermarket chains and financial institutions in 48 states across the United States, the District of Columbia and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. Since inception, our coin processing services have counted and processed more than 157 billion coins worth over $7 billion relating to over 219 million customer transactions. There can be no assurance, however, that unit volumes will continue to increase as a function of the time the unit is in operation. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located and (iii) seasonality.

We launched our business in North America with the installation of the first Coinstar unit in 1993 and in 2001 we began rolling out our coin-counting service in the United Kingdom. With over 280 retail partners (including supermarket chains, independent operators and financial institutions) we currently operate more than 11,000 Coinstar units in over 150 regional markets across 48 states, the District of Columbia, Canada and the United Kingdom.

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

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network have resulted in significant operating losses in prior years. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we will be able to deliver additional value-added new products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as a touch-point for a range of consumer products and services such as prepaid cards, prepaid cellular services and payroll debit cards.

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

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up™ terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position. In June 2003, we entered into an agreement with the shareholders of Prizm pursuant to which they agreed to relinquish any claims for additional consideration in connection with the “earn-out” provisions in the asset purchase agreement in exchange for a maximum payment of $400,000 contingent on meeting certain terms and conditions through the end of the year. As it is probable that these terms and conditions will be met, we accrued for this payment and recorded goodwill as of June 30, 2003, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

Recent Events:    On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar units and related services in the Safeway supermarket chain. As a result, our contract with Safeway will terminate effective August 6, 2003. Coinstar units in Safeway stores generated approximately $7.9 million or 9.7% of our year to date 2003 revenue. We anticipate that approximately 1,000 machines will be de-installed from Safeway stores. We expect to begin removing our machines from Safeway in the third quarter and plan to complete the de-installation process by the end of this year. As a result of the return of the machines from Safeway, we have canceled purchase orders for additional machines this year.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2003	2002	2003	2002
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	44.2	44.5	43.1	43.4
Sales and marketing	4.1	4.7	6.1	7.4
Product research and development	3.5	3.6	3.5	3.5
Selling, general and administrative	15.2	16.0	15.1	14.7
Depreciation and amortization	16.1	18.2	15.5	16.8

Income from operations	16.9%	13.0%	16.7%	14.2%

Three Month Periods Ended June 30, 2003 and 2002

Revenue

Revenue increased to $43.1 million in the three months ended June 30, 2003 from $37.9 million for the comparable 2002 period. Revenue grew principally as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service during the three months ended June 30, 2003 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 11,053 as of June 30, 2003 from 10,105 as of June 30, 2002. The total dollar value of coins processed through our network increased to approximately $488 million during the three month period ended June 30, 2003 from approximately $428 million for the comparable 2002 period. As a result of the discontinuance of our Safeway relationship, we expect that our revenues will grow more slowly than we originally projected during the second half of 2003. Our revenues in periods beyond 2003 may also be affected adversely by the loss of the Safeway account if we are unable to offset lost revenues from de-installed Safeway units with revenues from units installed in other retail partners’ stores or generate additional revenues through the development and deployment of new products or services.

Direct Operating Expenses

Direct operating expenses increased to $18.6 million in the three months ended June 30, 2003 from $16.4 million in the comparable prior year period. Direct operating expenses increased primarily due to increases in coin pick-up and processing costs resulting from the increased coin volumes processed during the three month period, an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 13.7% increase in coin processing revenue and in increases in field service expenses related to our expansion into ten new international and domestic regional markets during the last twelve months. Direct operating expenses as a percentage of revenue decreased to 43.1% in the three months ended June 30, 2003 from 43.4% in the same period of 2002. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets. We expect coin transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions. Additionally, we anticipate incurring de-installation costs of about $300,000 to $400,000 in the second half of 2003 to remove Coinstar units currently located in Safeway stores.

Sales and marketing

Sales and marketing expenses decreased to $2.6 million in the quarter ended June 30, 2003 from $2.8 million in the comparable prior year quarter. Sales and marketing expenses decreased due to a change in the timing of advertising activity this year. We slightly accelerated advertising and promotional expenditures in the first quarter of 2003 to support new product pilots. In the second quarter of 2003 we decreased the volume of advertising through free standing inserts. Additionally, we redirected our second quarter broadcast expenditures from radio during 2002 to national cable television during 2003. We plan to continue to focus on regional and broadcast advertising for the remainder of this year. Sales and marketing as a percentage of revenue decreased to 6.1% in the three months ended June 30, 2003 from 7.4% in the comparable prior year quarter, primarily due to the timing of advertising activity during this year.

Product Research and Development

Product research and development expenses increased to $1.5 million in the quarter ended June 30, 2003 from $1.3 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue stayed the same at 3.5% for the quarters ended June 30, 2003 and June 30, 2002.

Selling, General and Administrative

Selling, general and administrative expenses increased to $6.5 million for the three month period ending June 30, 2003 from $5.6 million in the comparable prior year quarter. Selling, general and administrative expenses experienced increases in advertising production costs incurred to produce a new television commercial, employee benefits including the employer paid portion of medical and life insurance, and corporate insurance policies. Selling, general and administrative expenses as a percentage of revenue increased to 15.1% in the quarter ended June 30, 2003 from 14.7% in the comparable prior year quarter.

Depreciation and Amortization

Depreciation and amortization expense increased to $6.7 million in the quarter ended June 30, 2003 from $6.4 million in the comparable prior year quarter. Depreciation expense increased due to losses booked on the disposal of capital assets associated with upgrading the computers in our Coinstar units, depreciation on our existing installed units including recently capitalized costs of retrofitting our backlit units and computers in some of our Coinstar units. Additionally, amortization of financing fees increased in the three months ended June 30, 2003 over the same quarter ended June 30, 2002. Depreciation and amortization as a percentage of revenue decreased to 15.5% in the three months ended June 30, 2003 from 16.8% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $56,000 in the quarter ended June 30, 2003 from $87,000 in the comparable prior year quarter. The decrease in interest income was attributed to both lower interest rates earned on investments and lower amounts of funds invested in the quarter ended June 30, 2003 than in the same period in the prior year.

Interest expense decreased to $0.3 million in the three months ended June 30, 2003 from $1.0 million in the comparable prior year period. The decrease was attributed to a combination of reduced interest rates and the decreased amount of outstanding debt in the three month period ended June 30, 2003 compared to the same period in 2002. As of June 30, 2003, we had $28.3 million of long term debt outstanding on our credit facility.

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

Six Month Periods Ended June 30, 2003 and 2002

Revenue

Revenue increased to $81.1 million in the six months ended June 30, 2003 from $71.1 million for the comparable 2002 period. Revenue grew principally as a result of an increase in the number of users and frequency of use, an increase in the number of Coinstar units in service during the six months ended June 30, 2003 and the volume of coins processed by the units in service during this period. The total dollar value of coins processed through our network increased to approximately $919 million during the six month period ended June 30, 2003 from approximately $802 million for the comparable 2002 period. As a result of the discontinuance of our Safeway relationship, we expect that our revenues will grow more slowly than we originally projected during the second half of 2003. Our revenues in periods beyond 2003 may also be affected adversely by the loss of the Safeway account if we are unable to offset lost revenues from de-installed Safeway units with revenues from units installed in other retail partners’ stores or generate additional revenues through the development and deployment of new products or services.

Direct Operating Expenses

Direct operating expenses increased to $35.9 million in the six months ended June 30, 2003 from $31.6 million in the comparable prior year period. Direct operating expenses increased primarily due to an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the six month period, an increase in the amount paid to our retail partners in the form of revenue sharing resulting from a 14.1% increase in coin processing revenue and increases in field service expenses related to our expansion into ten new international and domestic regional markets during the prior twelve months. Direct operating expenses as a percentage of revenue decreased to 44.2% in the six months ended June 30, 2003 from 44.5% in the same period of 2002. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets and the realization of coin pick-up and transportation cost economies attributable to regional densities and utilization of more efficient coin pick-up methods. We expect coin transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions. Additionally, we anticipate incurring de-installation costs of about $300,000 to $400,000 in the second half of 2003 to remove Coinstar units currently located in Safeway stores.

Sales and marketing

Sales and marketing expenses remained consistent at $3.3 million in the six months ended June 30, 2003 and 2002. Although sales and marketing expenses remained flat in both six month periods, our advertising media selections have changed. During 2003, we have directed our advertising efforts toward national cable television broadcasts and free standing inserts in the United States and expanded regional radio and print advertising to include the United Kingdom and Canada. During 2002, we focused on radio broadcasting and our usage of free-standing inserts was over twice the amount as distributed in the first six months of 2003. We plan to continue our regional and broadcast advertising efforts for the remainder of the year. Sales and marketing as a percentage of revenue decreased to 4.1% in the six months ended June 30, 2003 from 4.7% in the comparable prior year period.

Product Research and Development

Product research and development expenses increased to $2.8 million in the six months ended June 30, 2003 from $2.6 million in the comparable prior year period. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue decreased to 3.5% for the six months ended June 30, 2003 from 3.6% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses increased to $12.3 million for the six month period ended June 30, 2003 from $11.3 million in the comparable prior year period. Selling, general and administrative expenses experienced increases in professional services including legal and accounting services, advertising production costs incurred to produce a new television commercial, employee benefits including the employer paid portion of medical and other types of employee insurance coverage, and corporate insurance policies. Selling, general and administrative expenses as a percentage of revenue decreased to 15.2% in the six months ended June 30, 2003 from 16.0% in the comparable prior year period.

Depreciation and Amortization

Depreciation and amortization expense increased to $13.1 million in the six months ended June 30, 2003 from $13.0 million in the comparable prior year period. Depreciation expense increased due to losses booked on the disposal of capital assets associated with upgrading the computers in our Coinstar units and amortization of financing fees increased in the six months ended June 30, 2003 compared to the same period ended June 30, 2002. Depreciation and amortization as a percentage of revenue decreased to 16.1% in the six months ended June 30, 2003 from 18.2% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $127,000 in the six month period ended June 30, 2003 from $180,000 in the comparable prior year period. The decrease in interest income was attributed to both lower interest rates earned on investments and lower amounts of funds invested in the six months ended June 30, 2003 than in the same period in the prior year.

Interest expense significantly decreased to $0.7 million in the six months ended June 30, 2003 from $2.7 million in the comparable prior year period. The decrease is due to a combination of reduced interest rates and the decreased amount of outstanding debt during the first half of 2003 compared to the same period in 2002. As of June 30, 2003, we had $28.3 million of long term debt outstanding on our credit facility.

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

Liquidity and Capital Resources

As of June 30, 2003, we had cash, cash equivalents and cash due to retailers totaling $102.5 million, which consisted of cash and cash equivalents available to fund our operations of $36.9 million and cash due to retailers of $65.6 million. Cash due to retailers represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $24.0 million at June 30, 2003.

Net cash provided by operating activities was $25.8 million for the six months ended June 30, 2003, compared to net cash provided by operating activities of $22.6 million for the six months ended June 30, 2002. Cash provided by operating activities increased primarily as the result of an increase in net income of $7.8 million offset by a decrease in non-cash transactions on our income statement of $2.7 million and a net decrease in cash provided by changes in our operating assets and liabilities of $1.9 million. The cash provided by operating assets and liabilities decreased in 2003 by $1.9 million mainly from the timing of payments to our partners that increased our payable balance, a reduction in the change of accrued liability balances offset by prepayments for certain advertising expenses that will occur later in the year.

Net cash used by investing activities for the six month period ended June 30, 2003 was $12.5 million compared to $9.5 million in the comparable prior year. Net cash used by investing activities consisted of capital expenditures made in each of the six month periods ended June 30, 2003 and 2002, mainly for the purchase of Coinstar units. We anticipate that our scheduled de-installation of about 1,000 Coinstar units from Safeway stores this year will satisfy our demand for new Coinstar units for the near term. A portion of our capital budget originally targeted to purchase Coinstar units during the last six months of this year will be redirected to upgrade existing Coinstar units enabling delivery of additional products and services, such as prepaid wireless and prepaid MasterCards.

Net cash used by financing activities for the six month period ended June 30, 2003 was $13.8 million. This amount represented cash used to make principal payments of $7.0 million on our term loan and cash used to repurchase 472,774 shares of our own stock for $8.3 million, offset by proceeds from the exercise of stock options and employee stock purchases of $1.5 million. Net cash used by financing activities for the six months ended June 30, 2002 was $18.6 million. This amount represented cash used to retire our senior subordinated discount notes and the payment of $4.9 million in premiums associated with the retirement of this debt, offset by cash provided by financing activities in the form of new borrowings on a lower interest rate credit facility and $5.3 million proceeds from the exercise of stock options and employee stock purchases.

As of June 30, 2003, we had three irrevocable letters of credit that totaled $10.4 million. These letters of credit, which expire at various times through October 31, 2003, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in six-month increments, through December 31, 2004. As of June 30, 2003, no amounts were outstanding under these letters of credit agreements.

On July 30, 2002 the Board of Directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in the open market or in private transactions. On February 4, 2003, the Board of Directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. As of June 30, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $1.5 million.

Under our current line of credit agreement with Bank of America, we may purchase up to a maximum of $7.5 million of our common stock in each of the fiscal years of 2003 and 2004 plus additional amounts equal to proceeds received from option exercises or other equity purchase plans. Furthermore, we may purchase up to an additional $7.5 million of our common stock if we simultaneously pay down our term debt on a dollar-for-dollar basis. We may only make stock repurchases if the purchase would not cause us to breach any covenants in our credit agreement.

In December 2002, we repurchased 299,500 shares of common stock at a cost of approximately $7.5 million. During the first quarter of 2003, we repurchased 189,000 shares of common stock at a cost of approximately $3.0 million and during the second quarter of 2003, we repurchased an additional 283,774 shares of common stock at a cost of approximately $5.3 million.

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

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. To date we have made payments on principal balances of $11.8 million. Our principal payments are currently $3.8 million per quarter and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of January 15, 2003 we qualified for a commitment fee on the unused portion of the facility equal to 20 basis points.

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the number of available Coinstar units held in inventory, the type and scope of service enhancements, our expansion in the United Kingdom and the cost of developing potential new product and service offerings and enhancements.

Deferred Tax Assets

As required by SFAS No. 109, Accounting for Income Taxes, we have recognized deferred income tax assets on our balance sheet, which as of June 30, 2003, totaled $45.0 million. The deferred income tax assets primarily represent the income tax benefit of net operating losses (“NOL”) we have incurred in prior years and expect to be able to use in future periods. We will periodically reevaluate our ability to utilize our NOL carryforwards and record any resulting adjustments that may be material. In addition, we will reduce the deferred income tax asset for the benefits of NOL carryforwards actually used in future periods. In the six months ended June 30, 2003, we recorded $5.0 million in income tax expense, which, as a result of our NOL carryforward, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of June 30, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$28,250	$15,500	$12,750	$—	$—
Capital lease obligations	2,275	1,055	1,220	—	—
Operating leases	1,659	1,333	326	—	—
Purchase obligations*	9,865	9,865	—	—	—

Total contractual cash obligations	$42,049	$27,753	$14,296	$—	$—

* Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of June 30, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	10,439	10,439	—	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$10,439	$10,439	$—	$—	$—

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

	Three Month Periods Ended
	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$43,102	$37,997	$41,651	$42,941	$37,918	$33,165	$35,731	$35,176
Expenses:
Direct operating	18,568	17,284	18,010	18,141	16,448	15,189	15,729	15,667
Sales and marketing	2,634	704	3,239	2,711	2,789	534	3,141	3,176
Product research and development	1,524	1,293	1,249	1,170	1,344	1,234	1,068	1,108
Selling, general and administrative	6,487	5,833	5,510	5,284	5,572	5,774	5,931	5,400
Depreciation and amortization	6,680	6,380	6,428	6,409	6,363	6,610	6,709	6,394

Income from operations	7,209	6,503	7,215	9,226	5,402	3,824	3,153	3,431
Early retirement of debt	—	—	—	—	(3,836)	(2,472)	—	—
Other expense, net	(284)	(226)	(365)	(468)	(930)	(1,638)	(1,961)	(1,862)

Income (loss) from continuing operations before income tax benefit	6,925	6,277	6,850	8,758	636	(286)	1,192	1,569
Income tax benefit (expense)(1)	(2,676)	(2,335)	42,555	—	—	—	—	—

Income (loss) from continuing operations	4,249	3,942	49,405	8,758	636	(286)	1,192	1,569
Discontinued operations:
Income on disposal of discontinued operations	—	—	—	—	—	—	162	—

Net income from discontinued operations	—	—	—	—	—	—	162	—

Net income (loss)	$4,249	$3,942	$49,405	$8,758	$636	$(286)	$1,354	$1,569

Net income (loss) per share, basic:
Continuing operations	$0.20	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.05	$0.07
Discontinued operations	—	—	—	—	—	—	0.01	—

Net income (loss) per share	$0.20	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.06	$0.07

Net income (loss) per share, diluted:
Continuing operations	$0.19	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.05	$0.07
Discontinued operations	—	—	—	—	—	—	0.01	—

Net income (loss) per share	$0.19	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.06	$0.07

Selected Consolidated Operating Data:
Number of new Coinstar units installed during the period, net	209	138	334	267	251	278	586	134
Installed base of Coinstar units at end of period	11,053	10,844	10,706	10,372	10,105	9,854	9,576	8,990
Average age of network for the period (months)	44.3	42.6	40.6	39.0	37.5	36.0	34.7	33.5
Designated marketing areas	156	153	150	146	145	143	142	132
Dollar value of coins processed	$488,885	$430,775	$472,155	$486,259	$428,689	$374,377	$402,864	$396,200
Annualized revenue per average installed unit (2)	$15,708	$14,095	$15,791	$16,768	$15,261	$13,720	$15,346	$15,780
EBITDA (3)	$13,889	$12,883	$13,643	$15,635	$11,765	$10,434	$9,862	$9,825
EBITDA margin (% of revenue)	32.2%	33.9%	32.8%	36.4%	31.0%	31.5%	27.6%	27.9%
Reconciliation of GAAP measurement to EBITDA(3):
Net cash provided by operating activities from continuing operations	$24,334	$1,467	$17,334	$10,775	$16,842	$5,726	$12,751	$12,375
Changes in operating assets and liabilities	(10,702)	11,097	(4,094)	4,434	(5,728)	3,706	(4,798)	(4,235)
Other non-cash items(4)	(27)	93	38	(42)	(279)	(636)	(52)	(177)
Net interest and other expense	284	226	365	468	930	1,638	1,961	1,862

EBITDA (3)	$13,889	$12,883	$13,643	$15,635	$11,765	$10,434	$9,862	$9,825

(1)	In accordance with SFAS No. 109, Accounting for Income Taxes, we recognized an income tax benefit of $2.4 million in the fourth quarter of 2002 as a result of the early extinguishment of debt that occurred in each of the quarters ended March 31 and June 30, 2002.
(2)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
(3)	EBITDA represents earnings before interest income and expense, income taxes, depreciation, amortization and other income/expense. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service, incur or pay down indebtedness, repurchase our common stock and for purposes of calculating certain debt covenants. In addition, management uses EBITDA internally to evaluate the company’s performance and manage its operations.
(4)	Other non-cash items generally consist of non-cash stock-based compensation and debt discount amortization.

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

In addition to fluctuations in revenue resulting from factors affecting customer usage, timing of unit installations or de-installations may result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

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

Our business is dependent on maintaining our retail partner relationships which are highly concentrated.    We currently derive substantially all of our revenue from coin processing services through Coinstar units installed in retail operations, primarily high traffic supermarkets in higher density locations. The success of our business depends in part on our ability to maintain relationships with existing retail partners and attract new retail partners in locations where we can profitably operate. To maintain existing relationships with current retail partners and attract new retail partners, we must continue to demonstrate that our Coinstar units provide sufficient benefits to our retail partners, such as additional revenue generated from revenue sharing, attracting customers to retail locations who are likely to spend their “found money” in the retail locations and providing our partners with the opportunity to support charitable giving through our Coins-that-Count® program, on terms that enable us to operate our units on a profitable basis. If we are unable to persuade existing and potential retail partners that our service provides direct and indirect benefits that are superior to or competitive with alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing relationships and entering into new relationships.

We typically operate pursuant to separate agreements with each of our retail partners to provide coin processing services in retail locations. Our standard contract is for three years. There are, however, variations on certain contract provisions with some of our retail partners, including shorter contract terms and/or the ability to cancel the contract upon notice after a certain period of time. Most contracts renew automatically unless we or our partner gives notice before a certain period prior to the termination date. The Coinstar units located in three supermarket chains, The Kroger Co., Albertson’s, Inc. and Safeway, Inc., accounted for approximately 22.3%, 11.9% and 9.7%, respectively, of our revenue in the six month period ended June 30, 2003. For our three largest customers, we have contracts which generally renew automatically for six to 12 months unless either party gives notice more than 30 days prior to the end of the then-current term. We are within six months of the end of the initial term or in a renewal period for each contract. The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations. For example, in July 2003, we announced the discontinuation of our relationship with Safeway due to a failure to agree on mutually acceptable contract terms. The contract with Safeway will end on August 6, 2003. We are currently working with Safeway to establish a de-installation schedule. We believe all Coinstar units currently installed in Safeway stores will be de-installed by the end of 2003. As a result of the discontinuance of our Safeway relationship, we will incur costs to de-install units located in Safeway stores and expect that our revenues, net income and earnings before interest, taxes, depreciation and amortization (EBITDA) during the second half of 2003 will grow more slowly than we had originally projected. Our operating results in periods beyond 2003 may also be affected adversely by the loss of the Safeway account if we are unable to offset lost revenues from de-installed Safeway units with revenues from units installed in other retail partners’ stores or to generate additional revenues through the development and deployment of new products or services.

Our future success may depend in part on our ability to penetrate new markets and distribution channels.    We currently derive, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. In order to continue our unit installation growth, we will need to develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. We may be unable to drive down costs relating to the manufacture, installation or servicing of Coinstar units or transportation and coin-processing costs to levels that would enable us to operate profitably in such markets.

Our future success may depend in part on our ability to develop and commercialize new products and services.    Our future growth will depend in part on our success in developing and commercializing new products and services. For example, we have recently begun to upgrade approximately 1,000 Coinstar units to provide consumers with a means to purchase prepaid MasterCards. In order to develop and commercialize new products or services, we will need to enhance the capabilities of our units and our network and establish market acceptance of such products or services. Furthermore, we may need to hire additional qualified employees and enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to develop new products or services that generate acceptable market acceptance or establish third party relationships necessary to develop and commercialize such products or services. Moreover, additional products or services we may attempt to commercialize may not prove successful.

We face competition.    We face competition from supermarket retailers, banks and others that purchase coin-counting equipment from companies such as ScanCoin AB, and service such equipment themselves or through third parties. In addition, we may face new competition as we seek to develop new products, services and enhancements. Moreover, new products that we are developing, such as those involving prepaid cards and other similar products, may subject us to competition from companies with significantly greater marketing, technological and capital resources and experience.

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

Our future operating results may fluctuate.    Our future operating results will depend significantly on our ability to continue to drive new and repeat customer utilization of our coin-counting service. Our future operating results also may fluctuate based upon many other factors, including:

•	the processing fee we charge consumers to use our service and the amount of our fee that we share with our retail partners,

•	our ability to maintain relationships with significant retail partners,

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin processing network,

•	our ability to control costs, and

•	activities of and acquisitions by competitors.

We depend upon key personnel.    Our performance is substantially dependent on the continued services of our executive officers and key employees. Our long-term success will depend on our ability to retain and motivate highly skilled personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel, and we may experience difficulties in the future. The inability to attract and retain essential technical and managerial personnel could seriously harm our business, financial condition and results of operations.

We depend upon third-party manufacturers, suppliers and service providers.    We do not currently conduct manufacturing operations and depend, and will continue to depend, on outside parties to manufacture Coinstar units and key components of these units. We intend to continue to expand our installed base both in North America and in the United Kingdom and such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Although we expect that our current contract manufacturers will be able to produce sufficient units to meet projected demand, they may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Coinstar unit installations, we may be unable to meet such demand due to manufacturing constraints.

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

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third-party providers to arrange for pick-up, processing and deposit of coin. We generally contract with a single transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

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

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also seriously harm the market price of our common stock.

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

Our patents may not be held valid if challenged, pending patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Moreover, patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Further, our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.

Since many patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products. Accordingly, others may assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets. If such claims were successful, our business could be harmed. In addition, defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin processing service and use our processing equipment in the United States and abroad, and could result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. We have from time to time engaged in discussions with a former supplier, ScanCoin AB, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property.

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

Future acquisitions and investments may harm our business.    As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition or investment opportunity, we may not be able to negotiate the terms of that transaction successfully, finance it, or effectively integrate it into our existing business and operations. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. We may have to use a substantial portion of our available cash or incur additional indebtedness to consummate a transaction. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure that any particular transaction, even if successfully completed, will ultimately benefit our business.

Our credit agreement restricts us from taking certain actions that could be beneficial to our business.    As of June 30, 2003, we had outstanding indebtedness of $30.5 million which included $28.3 million of term debt and lease obligations totaling approximately $2.2 million. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date					June 30, 2003
(in thousands)	2003	2004	2005	2006	2007	Total	Fair Value
Long-term debt:
Variable rate	$7,500	$16,500	$4,250	—	—	$28,250	$28,250
Average interest rate	2.90%	3.32%	4.22%	—	—	3.37%	*
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	—	$10,000	—	—	—	$10,000	—
Average pay rate	2.50%	2.50%	—	—	—	2.50%	—
Average receive rate	1.16%	1.37%	—	—	—	1.28%	—

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. As of January 15, 2003, interest rates are based on LIBOR plus 175 basis points. We have entered into an interest rate swap covering $10.0 million of our long-term debt. Please refer to the following discussion about the interest rate swap.

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

The fair value of the interest rate swap at June 30, 2003 resulted in a liability of approximately $164,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income, net of related tax effect. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 12, 2003, the following actions were taken:

1.	Election of Directors

	For	Withheld
David W. Cole	20,188,273	95,010

2.	To approve an amendment to Coinstar’s 1997 Non-Employee Directors’ Stock Option Plan to increase the size of the annual stock option grant for non-employee directors (other than any non-employee chairman of the board) from 5,000 shares to 7,500 shares and to establish the size of the annual stock option grant for any non-employee chairman of the board at 12,500 shares.

For	Against	Abstain
18,079,555	2,198,193	5,535

3.	To ratify the selection of Deloitte & Touche LLP as independent auditors of Coinstar for the fiscal year ending December 31, 2003.

For	Against	Abstain
16,005,002	4,269,074	9,206

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Document
4.1	Amendment No. 2 to the Credit Agreement dated as of April 18, 2003 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, Key Bank National Association and Comerica Bank – California.

4.2	Subordination Agreement to the Credit Agreement dated as of April 18, 2003 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, Key Bank National Association and Comerica Bank – California.

10.1	Employment Agreement between Brian V. Turner and the Registrant dated April 29, 2003.

10.2	1997 Amended and Restated Equity Incentive Plan

10.3	2000 Amended and Restated Equity Incentive Plan

31.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

32.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K:

On May 1, 2003, we filed a current report on Form 8-K dated May 1, 2003 under Item 9 issuing a press release announcing results for the quarter ended March 31, 2003.

On July 9, 2003, we filed a current report on Form 8-K dated July 9, 2003 under Item 9 issuing a press release announcing a decision by Coinstar and Safeway, Inc. to discontinue their relationship.

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

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner Authorized Officer and Chief Financial Officer July 31, 2003