Form 10-Q
period 2003-09-30
COINSTAR INC
filed 2003-11-03
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

  For The Quarter Ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2003
Common Stock, $0.001 par value	21,242,486

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,536	$41,560
Cash due to retailers	54,405	61,283
Deferred income taxes	10,161	10,096
Prepaid expenses and other current assets	3,417	2,409

Total current assets	104,519	115,348
PROPERTY AND EQUIPMENT:
Coinstar units	170,604	156,182
Computers	9,334	8,882
Office furniture and equipment	1,353	1,291
Leased vehicles	4,150	4,314
Leasehold improvements	716	681

Total property and equipment	186,157	171,350
Accumulated depreciation	(126,384)	(110,807)

Total property and equipment, net	59,773	60,543
DEFERRED INCOME TAXES	30,964	39,719
OTHER ASSETS, NET	1,872	1,026

TOTAL ASSETS	$197,128	$216,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,728	$3,176
Accrued liabilities payable to retailers	54,405	61,283
Accrued liabilities	10,044	10,180
Current portion of long-term debt and capital lease obligations	16,991	14,916

Total current liabilities	83,168	89,555
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	4,519	21,830

Total liabilities	87,687	111,385
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2003 or 2002	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 22,340,749 and 22,131,844 shares issued and 21,227,335 and 21,832,344 shares outstanding at September 30, 2003 and December 31, 2002, respectively	189,753	187,473
Accumulated deficit	(60,228)	(75,353)
Treasury stock	(20,800)	(7,496)
Accumulated other comprehensive income	716	627

Total stockholders’ equity	109,441	105,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$197,128	$216,636

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002

REVENUE	$129,770	$114,024	$48,671	$42,941

EXPENSES:
Direct operating	56,236	49,778	20,384	18,141
Sales and marketing	6,389	6,034	3,051	2,711
Product research and development	4,383	3,748	1,566	1,170
Selling, general and administrative	17,978	16,630	5,658	5,284
Depreciation and amortization	19,862	19,382	6,802	6,409

Income from operations	24,922	18,452	11,210	9,226

OTHER INCOME (EXPENSE):
Interest income	176	266	49	86
Interest expense	(994)	(3,253)	(300)	(535)
Early retirement of debt	—	(6,308)	—	—
Other	46	(49)	(11)	(19)

Income before income tax expense	24,150	9,108	10,948	8,758
Income tax expense	(9,025)	—	(4,014)	—

NET INCOME	$15,125	$9,108	$6,934	$8,758

NET INCOME PER SHARE:
Basic	$0.70	$0.42	$0.32	$0.40
Diluted	$0.69	$0.40	$0.32	$0.38

WEIGHTED SHARES OUTSTANDING:
Basic	21,565	21,760	21,389	21,944
Diluted	21,889	22,724	21,580	22,767

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Month Period Ended September 30, 2003

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2003	21,832,344	$187,473	$(75,353)	$(7,496)	$627	$105,251
Issuance of shares under employee stock purchase plan	70,728	960				960
Exercise of stock options	136,052	1,351				1,351
Stock-based compensation expense	2,125	34				34
Non-cash stock-based compensation		(65)				(65)
Repurchase of common stock	(813,914)			(13,304)		(13,304)
Comprehensive income:
Net income			15,125			15,125	$15,125
Other comprehensive income:
Short-term investments, net of cumulative tax effect of $3					5	5	5
Foreign currency translation adjustments, net of cumulative tax effect of $497					19	19	19
Interest rate swap on long-term debt, net of cumulative tax effect of $52					65	65	65

Total comprehensive income							$15,214

BALANCE, September 30, 2003	21,227,335	$189,753	$(60,228)	$(20,800)	$716	$109,441

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Periods Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$15,125	$9,108
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization	19,862	19,382
Early retirement of debt	—	6,308
Debt discount amortization	—	41
Non-cash stock-based compensation	(65)	916
Deferred taxes	8,242	—
Cash provided (used) by changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,017)	(513)
Other assets	(92)	(1,218)
Accounts payable	(1,422)	(275)
Accrued liabilities payable to retailers	(6,987)	2,242
Accrued liabilities	(541)	(2,648)

Net cash provided by operating activities	33,105	33,343
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(318)	—
Purchase of fixed assets	(17,262)	(16,209)
Proceeds from sale of fixed assets	18	185
Purchase of intangible assets	(757)	—

Net cash used by investing activities	(18,319)	(16,024)
FINANCING ACTIVITIES:
Financing costs associated with long-term credit facility amendment	(30)	—
Principal payments on term debt and revolving line of credit	(23,518)	(82,914)
Borrowings under revolving line of credit	7,500	58,000
Payments for early retirement of debt	—	(4,878)
Company stock repurchased	(13,304)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	2,345	6,993

Net cash used by financing activities	(27,007)	(22,799)
Effect of exchange rate changes on cash	319	185

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,902)	(5,295)

CASH AND CASH EQUIVALENTS AND CASH DUE TO RETAILERS:
Beginning of period	102,843	105,935

End of period	$90,941	$100,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$1,276	$5,013
Cash paid during the period for taxes	$783	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,001	$1,203
Financing costs written off upon retirement of debt	$—	$1,430

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended September 30, 2003 and 2002

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Coinstar, Inc. owns and operates the only multi-national network of supermarket-based machines that offer self-service coin counting and other electronic services. The company has more than 10,000 machines linked by a sophisticated interactive network throughout the United States, as well as in Canada and the United Kingdom.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

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

Securities available-for-sale: Our investments are all classified as available-for-sale and are stated at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement specifies that available-for-sale securities are reported at fair value with changes in unrealized gains and losses recorded directly to stockholders’ equity. All of our investments have maturities of one year or less. Unrealized gains or losses are reported as a separate component of accumulated other comprehensive income. Fair value is based upon quoted market prices. Available-for-sale securities are included in prepaid expenses and other current assets.

Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. We recorded compensation expense as a result of the accelerated vesting of stock options for certain former directors and former employees pursuant to employment agreements. In addition, certain directors receive compensation in the form of stock or deferred stock. In total, we have recorded compensation expense of $27,000 and $41,000 in the three months ended September 30, 2003 and 2002, respectively. We have recorded a total compensation expense of $5,000 and $916,000 for the nine months ended September 30, 2003 and 2002, respectively. The following illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002
	(in thousands except per share data)
Net income as reported:	$15,125	$9,108	$6,934	$8,758

Total stock-based employee compensation included in the determination of net income as reported, net of $2 and $0 tax expense for the nine months ended September 30, 2003 and 2002, respectively. Compensation amounts are net of $10 and $0 tax expense for the three months ended September 30, 2003 and 2002, respectively	3	916	17	41

Total stock-based employee compensation determined under fair value method for all awards, net of $2,220 and $0 tax expense for the nine months ended September 30, 2003 and 2002, respectively. Fair value compensation amounts are net of $715 and $0 tax expense for the three months ended September 30, 2003 and 2002, respectively.	(3,548)	(6,781)	(1,144)	(2,153)

Pro forma net income:	$11,580	$3,243	$5,807	$6,646

Net income per share:
Basic:
As reported	$0.70	$0.42	$0.32	$0.40
Pro forma	0.54	0.15	0.27	0.30
Diluted:
As reported	0.69	0.40	0.32	0.38
Pro forma	0.54	0.14	0.27	0.30

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

Recent accounting pronouncements: In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 also includes termination benefits that employees, who are involuntarily terminated, receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. We adopted SFAS No. 146 on January 1, 2003, the date the statement became effective. On September 3, 2003, we announced a change in our workforce that included eliminating approximately 50 positions across our organization. This resulted in a charge to operations of $619,000 for severance costs and termination benefits.

In April 2003, the FASB issued SFAS No. 149, ”Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded into other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement do not have a material impact on our financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement requires issuer to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The provisions of this statement do not have a material impact on our financial position or results of operations.

In May 2003, the EITF issued a final consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease.” Issue 01-8 provides guidance on determining whether an arrangement is or includes a lease within the scope of SFAS No. 13 “Accounting for Leases.” If it is determined that a lease exists, the lease and non-lease components of a combined sales arrangement must be accounted for separately. Issue 01-8 is effective prospectively for arrangements entered into, modified, or acquired in fiscal periods beginning after May 28, 2003. The provisions of this statement are not expected to have a material impact on our financial position or results of operations.

NOTE 2: TREASURY STOCK

On July 30, 2002 the board of directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in open market or private transactions. On February 4, 2003, the board of directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. As of September 30, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $2.3 million.

On October 10, 2003, we renegotiated our existing credit agreement. Under the terms of the revised agreement, there will be no restriction on share repurchase provided our debt levels remain under $40.0 million. If debt levels exceed $40.0 million we are limited to an additional $25.0 million in share repurchases between now and the first quarter of 2005.

In December 2002, we repurchased 299,500 shares of common stock at a cost of approximately $7.5 million. For the nine month period ended September 30, 2003, we repurchased 813,914 shares of common stock at a cost of approximately $13.3 million, which includes our third quarter repurchase of 341,140 common stock shares at a cost of approximately $5.0 million.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002
	(in thousands)

Numerator:
Net income	$15,125	$9,108	$6,934	$8,758

Denominator:
Weighted average shares for basic calculation	21,565	21,760	21,389	21,944
Warrants	2	11	—	10
Incremental shares from employee stock options	322	953	191	813

Weighted average shares for diluted calculation	21,889	22,724	21,580	22,767

For the three and nine months ended September 30, 2003, options to acquire 1.7 million and 1.4 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive. Additionally, in the three months ended September 30, 2003 warrants to acquire 25,000 shares of common stock were excluded from the computation of net income per common share because their impact would be antidilutive. For the three and nine months ended September 30, 2002, options to acquire 110,000 and 87,000 shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 5: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002
	(in thousands)

Net income	$15,125	$9,108	$6,934	$8,758
Other comprehensive income	89	404	118	29

Total comprehensive income	$15,214	$9,512	$7,052	$8,787

NOTE 6: BUSINESS SEGMENT INFORMATION

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

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Revenue:
North American business	$122,336	$110,019	$45,697	$41,062
International business	7,434	4,005	2,974	1,879

Total revenue	$129,770	$114,024	$48,671	$42,941

Net income (loss):
North American business	$14,418	$10,042	$6,565	$9,284
International business	707	(934)	369	(526)

Total net income	$15,125	$9,108	$6,934	$8,758

	September 30, 2003	December 31, 2002
	(in thousands)

Total assets:
North American business	$196,013	$217,352
International business	16,098	12,253
Intercompany eliminations and reclassifications	(14,983)	(12,969)

Total assets	$197,128	$216,636

NOTE 7: DE-INSTALLATION OF MACHINES

On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar® units and related services in the Safeway supermarket chain. As a result, our contract with Safeway was terminated effective August 6, 2003. However, until we de-install all machines, we will continue to receive revenue from Coinstar units remaining in Safeway stores. Coinstar units in Safeway stores generated approximately $12.3 million or 9.5% of our year to date 2003 revenue. We anticipate that approximately 1,000 machines will be de-installed from Safeway stores. We began removing our machines from Safeway supermarket locations in the third quarter and will substantially complete the de-installation process by the end of this year.

NOTE 8: SEVERANCE COSTS

On September 3, 2003, we announced changes in our workforce to respond to a changing business environment. The changes included eliminating approximately 50 positions across our organization and realigning some of our operational functions and structures.

As a result, we recognized a charge of $619,000 for severance costs and termination benefits associated with this reduction in workforce in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. At September 30, 2003, the balance of this accrued liability was approximately $128,000 and is expected to be paid during the fourth quarter of 2003.

NOTE 9: TERMINATION OF SUPPLIER RELATIONSHIP

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

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains and financial institutions across the United States and Canada as well as in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. Since inception, our coin processing services have counted and processed more than 165 billion coins worth over $8 billion relating to over 235 million customer transactions. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located, (iii) the population density of markets as we expand our services to reach more customers and (iv) seasonality.

We launched our business in North America with the installation of the first Coinstar unit in 1993 and in 2001 we began rolling out our coin-counting service in the United Kingdom. With over 280 retail partners (including supermarket chains, independent operators and financial institutions) we currently operate more than 10,000 Coinstar units in over 150 regional markets across 48 states, the District of Columbia, Canada and the United Kingdom.

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support and consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the amount of our service fee that we pay to our retail partners. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring machines to a like-new condition. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment, leased automobiles, furniture and fixtures and leasehold improvements.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network resulted in significant operating losses in prior years. We have maintained on operating profit for over a year through continuous improvements to our system and processes.

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

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its Top-Up terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position. In June 2003, we entered into an agreement with the shareholders of Prizm pursuant to which they agreed to relinquish any claims for additional consideration in connection with the “earn-out” provisions in the asset purchase agreement in exchange for a maximum payment of $400,000 contingent on meeting certain terms and conditions through the end of the year. As it is probable that these terms and conditions will be met, we accrued for this payment and recorded goodwill as of June 30, 2003, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar units and related services in the Safeway supermarket chain. As a result, our contract with Safeway was terminated effective August 6, 2003. However, until we de-install all machines, we will continue to receive revenue from Coinstar units remaining in Safeway stores. Coinstar units in Safeway stores generated approximately $12.3 million or 9.5% of our year to date 2003 revenue. We anticipate that approximately 1,000 machines will be de-installed from Safeway stores. We began removing our machines from Safeway supermarket locations in the third quarter and plan to substantially complete the de-installation process by the end of this year. As a result of the return of the machines from Safeway, we have canceled purchase orders for additional machines this year.

On September 3, 2003, we announced changes in our workforce to enable us to respond to a changing business environment. The changes included eliminating approximately 50 positions across our organization and realigning some of our operational functions and structures. The changes were due in part to the termination of our contract with Safeway combined with an ongoing process improvement initiative.

As a result, we recognized a charge of $619,000 for severance costs and termination benefits associated with this reduction in workforce in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. At September 30, 2003, the balance of this accrued liability is approximately $128,000 and is expected to be paid during the fourth quarter of 2003.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2003	2002	2003	2002
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	43.3	43.6	41.9	42.3
Sales and marketing	4.9	5.3	6.3	6.3
Product research and development	3.4	3.3	3.2	2.7
Selling, general and administrative	13.9	14.6	11.6	12.3
Depreciation and amortization	15.3	17.0	14.0	14.9

Income from operations	19.2%	16.2%	23.0%	21.5%

Three Month Periods Ended September 30, 2003 and 2002

Revenue

Revenue increased to $48.7 million in the three months ended September 30, 2003 from $42.9 million for the comparable prior year quarter. Revenue grew principally as a result of an increase in the number of transactions, an increase in the number of Coinstar units in service during the three months ended September 30, 2003 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 11,130 as of September 30, 2003 from 10,372 as of September 30, 2002. The total dollar value of coins processed through our network increased to approximately $553 million during the three month period ended September 30, 2003 from approximately $486 million for the comparable 2002 period. As a result of the discontinuance of our Safeway relationship, we expect that our revenues will grow more slowly over the next year than we originally projected.

Direct Operating Expenses

Direct operating expenses increased to $20.4 million in the three months ended September 30, 2003 from $18.1 million in the comparable prior year quarter. Direct operating expenses increased primarily due to increases in coin pick-up and processing costs resulting from the increased coin volumes processed during the three month period, an increase in the service fee paid to our retail partners resulting from a 13.3% increase in coin processing revenue and increases in field service expenses related to our expansion into new domestic and international regional markets during the last twelve months. Direct operating expenses as a percentage of revenue decreased to 41.9% in the three months ended September 30, 2003 from 42.3% in the same period of 2002. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as we increased our density in our existing markets. We expect coin transportation expenses to increase if the current trend of high fuel costs continues, combined with increased labor costs as we expand into less densely populated regions. Additionally, we anticipate incurring de-installation costs of about $300,000 to $400,000 in the second half of 2003 to remove Coinstar units currently located in Safeway stores. As of October 25, 2003, we had de-installed Coinstar units from approximately 28% of our Safeway locations.

Sales and Marketing Expenses

Sales and marketing expenses increased to $3.1 million in the quarter ended September 30, 2003 from $2.7 million in the comparable prior year quarter. Sales and marketing expenses increased due to changes in the timing and selection of advertising activity in our third quarter. During the first half of this year we slightly accelerated advertising and promotional expenditures to support new product pilots. Through the third quarter of 2003, we continued to incorporate awareness of new product pilots into our regional marketing efforts and plan to provide regional marketing support as new products are introduced. Additionally, we continued to broadcast national cable television advertising during the third quarter of 2003, in contrast to our high usage of regional radio advertising during the third quarter of 2002. We plan to focus on regional and national broadcast advertising for the remainder of this year. Sales and marketing expenses as a percentage of revenue stayed constant at 6.3% for the quarters ended September 30, 2003 and September 30, 2002.

Product Research and Development

Product research and development expenses increased to $1.6 million in the quarter ended September 30, 2003 from $1.2 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue increased to 3.2% in the three months ended September 30, 2003 from 2.7% in the comparable prior year quarter.

Selling, General and Administrative

Selling, general and administrative expenses increased to $5.7 million for the three month period ending September 30, 2003 from $5.3 million in the comparable prior year quarter. Selling, general and administrative expenses experienced increases in employee benefits, including assistance programs for employees whose positions were eliminated as a result of workforce changes and increases in health and life insurance premiums, advertising production costs, and corporate insurance policies. Selling, general and administrative expenses as a percentage of revenue decreased to 11.6% in the quarter ended September 30, 2003 from 12.3% in the comparable prior year quarter.

Depreciation and Amortization

Depreciation and amortization expense increased to $6.8 million in the quarter ended September 30, 2003 from $6.4 million in the comparable prior year quarter. Depreciation expense increased due to depreciation on our existing installed units including recently capitalized costs of computer upgrades and retrofitting of some of our Coinstar units. Depreciation and amortization as a percentage of revenue decreased to 14.0% in the three months ended September 30, 2003 from 14.9% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $49,000 in the quarter ended September 30, 2003 from $86,000 in the comparable prior year quarter. The decrease in interest income was attributed to both lower amounts of funds invested and lower returns earned on investments in the quarter ended September 30, 2003 than in the same period in the prior year.

Interest expense decreased to $300,000 in the three months ended September 30, 2003 from $535,000 in the comparable prior year period. The decrease was attributed to a combination of a decreased amount of outstanding debt and reduced interest rates in the three month period ended September 30, 2003 compared to the same period in 2002. As of September 30, 2003, we had $19.5 million of term and revolving debt outstanding on our credit facility.

Income Tax Expense

Income tax expense was $4.0 million in the quarter ended September 30, 2003. The related impact on earnings per share for the third quarter 2003 was $0.19 for both basic and dilutive calculations. In the quarter ended September 30, 2002, we did not record income tax expense.

Nine Month Periods Ended September 30, 2003 and 2002

Revenue

Revenue increased to $129.8 million in the nine months ended September 30, 2003 from $114.0 million for the comparable 2002 period. Revenue grew principally as a result of an increase in the number of transactions, an increase in the number of Coinstar units in service during the nine months ended September 30, 2003 and the volume of coins processed by the units in service during this period. The total dollar value of coins processed through our network increased to approximately $1.5 billion during the nine month period ended September 30, 2003 from approximately $1.3 billion for the comparable 2002 period. As a result of the discontinuance of our Safeway relationship, we expect that our revenues will grow more slowly over the next year than we originally projected.

Direct Operating Expenses

Direct operating expenses increased to $56.2 million in the nine months ended September 30, 2003 from $49.8 million in the comparable prior year period. Direct operating expenses increased primarily due to an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the nine month period, an increase in the service fee paid to our retail partners resulting from a 13.8% increase in coin processing revenue and increases in field service expenses related to our expansion into 13 new domestic and international regional markets during the last twelve months. Direct operating expenses as a percentage of revenue decreased to 43.3% in the nine months ended September 30, 2003 from 43.6% in the same period of 2002. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and transportation cost economies attributable to regional densities and utilization of more efficient coin pick-up methods. We expect coin transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions. Additionally, we anticipate incurring de-installation costs of about $300,000 to $400,000 in the second half of 2003 to remove Coinstar units currently located in Safeway stores. As of October 25, 2003, we had de-installed Coinstar units from approximately 28% of our Safeway locations.

Sales and Marketing Expenses

Sales and marketing expenses increased to $6.4 million in the nine months ended September 30, 2003 from $6.0 million in the comparable prior year period. During 2003, we have directed our advertising efforts in the United States toward national cable television broadcasts and put less emphasis on free-standing inserts. We expanded regional radio and print advertising to include the United Kingdom and Canada. During 2002, we focused on radio broadcasting and our usage of free-standing inserts was approximately twice the amount as distributed in the first nine months of 2003. We plan to continue our regional and national broadcast advertising efforts for the remainder of the year. Sales and marketing expenses as a percentage of revenue decreased to 4.9% in the nine months ended September 30, 2003 from 5.3% in the comparable prior year period.

Product Research and Development

Product research and development expenses increased to $4.4 million in the nine months ended September 30, 2003 from $3.7 million in the comparable prior year period. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue increased slightly to 3.4% for the nine months ended September 30, 2003 from 3.3% in the comparable prior year period.

Selling, General and Administrative

Selling, general and administrative expenses increased to $18.0 million for the nine month period ended September 30, 2003 from $16.6 million in the comparable prior year period. Selling, general and administrative expenses experienced increases in professional services including legal and accounting services, employee benefits, including assistance programs for employees whose positions were eliminated as a result of workforce changes and increase in health and life insurance premiums, advertising production costs, and corporate insurance policies. Selling, general and administrative expenses as a percentage of revenue decreased to 13.9% in the nine months ended September 30, 2003 from 14.6% in the comparable prior year period.

Depreciation and Amortization

Depreciation and amortization expense increased to $19.9 million in the nine months ended September 30, 2003 from $19.4 million in the comparable prior year period. Depreciation expense increased due to losses booked on the disposal of capital assets associated with upgrading the computers in our Coinstar units. Depreciation and amortization as a percentage of revenue decreased to 15.3% in the nine months ended September 30, 2003 from 17.0% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $176,000 in the nine month period ended September 30, 2003 from $266,000 in the comparable prior year period. The decrease in interest income was attributed to both lower amounts of funds invested and lower returns earned on investments in the nine months ended September 30, 2003 than in the same period in the prior year.

Interest expense significantly decreased to $1.0 million in the nine months ended September 30, 2003 from $3.3 million in the comparable prior year period. The decrease is due to a combination of a decreased amount of outstanding debt and reduced interest rates during the nine months ended September 30, 2003 compared to the same period in 2002. As of September 30, 2003, we had $19.5 million of term and revolving debt outstanding on our credit facility.

We had accounted for the loss from early retirement of debt as an extraordinary item in 2002. However, in accordance with SFAS No. 145, we have reclassified the losses associated with our early retirement of debt within the other income and expense section of our consolidated statements of operations. These 2002 expenses are related to premiums paid and write-offs of deferred financing fees to retire our 13% senior subordinated discount notes prior to the October 2006 maturity date.

Income Tax Expense

Income tax expense was $9.0 million in the nine months ended September 30, 2003. The related impact on earnings per share for the 2003 year to date period was $0.42 and $0.41 respectively for basic and dilutive calculations. In the nine months ended September 30, 2002, we did not record income tax expense.

Liquidity and Capital Resources

As of September 30, 2003, we had cash, cash equivalents and cash due to retailers totaling $90.9 million, which consisted of cash and cash equivalents available to fund our operations of $36.5 million and cash due to retailers of $54.4 million. Cash due to retailers represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $21.4 million at September 30, 2003.

Net cash provided by operating activities was $33.1 million for the nine months ended September 30, 2003, compared to net cash provided by operating activities of $33.3 million for the nine months ended September 30, 2002. Cash provided by operating activities decreased primarily as the result of a net increase in cash used by changes in our operating assets and liabilities of $7.6 million offset by an increase in net income of $6.0 million plus an increase in non-cash transactions on our income statement of $1.4 million. The cash used by changes in our operating assets and liabilities increased in 2003 by $7.6 million mainly from the timing of payments to our partners that decreased our payable balance, a reduction in the accounts payable balances and for prepayments made for certain insurance premium expenses in the current plan year.

Net cash used by investing activities for the nine month period ended September 30, 2003 was $18.3 million compared to $16.0 million in the comparable prior year. Net cash used by investing activities consisted of capital expenditures made in each of the nine month periods ended September 30, 2003 and 2002, mainly for the purchase of Coinstar units. We anticipate that our scheduled de-installation of about 1,000 Coinstar units from Safeway stores this year will satisfy our demand for new Coinstar units for the near term. A portion of our capital budget originally targeted to purchase Coinstar units during the last six months of this year has been redirected to upgrade existing Coinstar units, enabling delivery of additional products and services, such as prepaid wireless and prepaid MasterCards®.

Net cash used by financing activities for the nine month period ended September 30, 2003 was $27.0 million. This amount represented cash used to reduce our outstanding borrowings under our credit facility by approximately $15.0 million, net and cash used to repurchase 813,914 shares of our own stock for $13.3 million. These payments were offset by proceeds from the exercise of stock options and employee stock purchases of $2.3 million. Net cash used by financing activities for the nine months ended September 30, 2002 was $22.8 million. This amount represented cash used to retire our senior subordinated discount notes and the payment of $4.9 million in premiums associated with the retirement of this debt, offset by cash provided by financing activities in the form of new borrowings on a lower interest rate credit facility and $7.0 million proceeds from the exercise of stock options and employee stock purchases.

As of September 30, 2003, we had four irrevocable letters of credit that totaled $11.2 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and currently have an agreement with Bank of America to automatically renew one of the letters of credit, in six-month increments, through December 31, 2004. As of September 30, 2003, no amounts were outstanding under these letter of credit agreements.

On July 30, 2002, the board of directors approved a stock repurchase program authorizing purchases of up to $15.0 million of common stock in open market or private transactions. On February 4, 2003, the board of directors authorized the purchase of an incremental $15.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans. As of September 30, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $2.3 million.

In an effort to provide further flexibility, on October 10, 2003, we renegotiated our existing credit agreement. Under the terms of the revised agreement, there will be no restriction on share repurchase or capital expenditures provided our debt levels remain under $40.0 million. If debt levels exceed $40.0 million we are limited to an additional $25.0 million in share repurchases between now and the first quarter of 2005.

We repurchased 299,500 shares of common stock at a cost of approximately $7.5 million in December 2002. For the nine month period ended September 30, 2003, we have repurchased 813,914 shares of common stock at a cost of approximately $13.3 million, which includes our third quarter repurchase of 341,140 common stock shares at a cost of approximately $5.0 million.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of our subsidiaries’ capital stock.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. Since January 15, 2003, our financial performance has allowed us to qualify for a lower rate. We currently qualify for an interest rate of LIBOR plus 175 basis points or the base rate plus 25 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, activity relating to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. To date we have made payments on principal balances of $23.0 million. Our principal payments are currently $3.8 million per quarter and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. Our commitment fee on the unused portion of the facility is currently equal to 20 basis points.

We have invested some of our available cash in marketable securities. In 2002, we implemented an employee deferred compensation plan that allows employees to defer earnings and some payroll taxes to future periods or upon separation from their employment at Coinstar. This compensation deferral plan creates a future liability to participants in the plan. We are not required to hold cash or investments in trust accounts to cover the liability that exists, nor do participants in the deferred compensation plan have specific claims against any use of compensation deferral amounts. We have chosen to invest a portion of our available cash in securities that will be readily convertible to cash in the event that a participant chooses to withdraw from the deferred compensation plan. Our short-term investments available for sale may at any given date exceed or be less than the actual deferred compensation liability amount.

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the number of available Coinstar units held in inventory, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

Deferred Tax Assets

As required by SFAS No. 109, Accounting for Income Taxes, we have recognized deferred income tax assets on our balance sheet, which as of September 30, 2003, totaled $41.1 million. The deferred income tax assets primarily represent the income tax benefit of net operating losses (“NOL”) we have incurred in prior years and expect to be able to use in future periods. We will periodically reevaluate our ability to utilize our NOL carryforwards and record any resulting adjustments that may be material. In addition, we will reduce the deferred income tax assets for the benefits of NOL carryforwards actually used in future periods. In the nine months ended September 30, 2003, we recorded $9.0 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of September 30, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$19,500	$16,000	$3,500	$—	$—
Capital lease obligations	2,010	991	1,019	—	—
Operating leases	1,315	1,249	66	—	—
Purchase obligations*	2,867	2,867	—	—	—

Total contractual cash obligations	$25,692	$21,107	$4,585	$—	$—

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2003	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Lines of credit	$—	$—	$—	$—	$—
Letters of credit	11,183	10,993	190	—	—
Guarantees	—	—	—	—	—

Total commercial commitments	$11,183	$10,993	$190	$—	$—

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

	Three Month Periods Ended
	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$48,671	$43,102	$37,997	$41,651	$42,941	$37,918	$33,165	$35,731
Expenses:
Direct operating	20,384	18,568	17,284	18,010	18,141	16,448	15,189	15,729
Sales and marketing	3,051	2,634	704	3,239	2,711	2,789	534	3,141
Product research and development	1,566	1,524	1,293	1,249	1,170	1,344	1,234	1,068
Selling, general and administrative	5,658	6,487	5,833	5,510	5,284	5,572	5,774	5,931
Depreciation and amortization	6,802	6,680	6,380	6,428	6,409	6,363	6,610	6,709

Income from operations	11,210	7,209	6,503	7,215	9,226	5,402	3,824	3,153
Early retirement of debt	—	—	—	—	—	(3,836)	(2,472)	—
Other expense, net	(262)	(284)	(226)	(365)	(468)	(930)	(1,638)	(1,961)

Income (loss) from continuing operations before income tax benefit	10,948	6,925	6,277	6,850	8,758	636	(286)	1,192
Income tax benefit (expense)(1)	(4,014)	(2,676)	(2,335)	42,555	—	—	—	—

Income (loss) from continuing operations	6,934	4,249	3,942	49,405	8,758	636	(286)	1,192

Discontinued operations:
Income on disposal of discontinued operations	—	—	—	—	—	—	—	162

Net income from discontinued operations	—	—	—	—	—	—	—	162

Net income (loss)	$6,934	$4,249	$3,942	$49,405	$8,758	$636	$(286)	$1,354

Net income (loss) per share, basic:
Continuing operations	$0.32	$0.20	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.05
Discontinued operations	—	—	—	—	—	—	—	0.01

Net income (loss) per share	$0.32	$0.20	$0.18	$2.25	$0.40	$0.03	$(0.01)	$0.06

Net income (loss) per share, diluted:
Continuing operations	$0.32	$0.19	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.05
Discontinued operations	—	—	—	—	—	—	—	0.01

Net income (loss) per share	$0.32	$0.19	$0.18	$2.17	$0.38	$0.03	$(0.01)	$0.06

Selected Consolidated Operating Data:
Number of new Coinstar units installed during the period, net	77	209	138	334	267	251	278	586
Installed base of Coinstar units at end of period	11,130	11,053	10,844	10,706	10,372	10,105	9,854	9,576
Average age of network for the period (months)	46.3	44.3	42.6	40.6	39.0	37.5	36.0	34.7
Designated marketing areas	159	156	153	150	146	145	143	142
Dollar value of coins processed	$552,652	$488,885	$430,775	$472,155	$486,259	$428,689	$374,377	$402,864
Annualized revenue per average installed unit (2)	$17,534	$15,708	$14,095	$15,791	$16,768	$15,261	$13,720	$15,346
Quarterly cash flow information:
Net cash provided by operating activities	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842	$5,726	$13,318
Net cash used by investing activities	(5,770)	(5,009)	(7,540)	(6,088)	(6,485)	(5,104)	(4,435)	(5,189)
Net cash provided (used) by financing activities	(13,176)	(8,411)	(5,420)	(9,145)	(4,179)	(9,133)	(9,487)	2,996

Reconciliation of GAAP measurement to EBITDA(3):
Net cash provided by operating activities	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842	$5,726	$13,318
Changes in operating assets and liabilities	10,186	(11,224)	11,097	(4,094)	4,434	(5,728)	3,706	(4,798)
Effect from discontinued operations	—	—	—	—	—	—	—	(567)
Other non-cash items (4)	—	(28)	93	38	(42)	(279)	(636)	(52)
Net interest expense	251	280	287	363	449	930	1,608	1,896
Cash paid for taxes	260	523	—	—	—	—	—	—

EBITDA (3)	$18,001	$13,885	$12,944	$13,641	$15,616	$11,765	$10,404	$9,797

EBITDA margin (%)	37.0%	32.2%	34.1%	32.8%	36.4%	31.0%	31.4%	27.4%

(1)	In accordance with SFAS No. 109, Accounting for Income Taxes, we recognized an income tax benefit of $2.4 million in the fourth quarter of 2002 as a result of the early extinguishment of debt that occurred in each of the quarters ended March 31 and June 30, 2002.
(2)	Calculated and based on annualized quarterly results divided by the monthly averages of units in operation over the applicable period.
(3)	EBITDA represents earnings before interest income and expense, income taxes, depreciation and amortization. EBITDA does not represent and should not be considered as an alternative to net income (loss) or cash flow from operations as determined by GAAP. We, however, believe that EBITDA provides useful information regarding our ability to service, incur or pay down indebtedness, repurchase our common stock and for purposes of calculating certain debt covenants. In addition, management uses EBITDA internally to evaluate the company’s performance and manage its operations.
(4)	Other non-cash items generally consist of non-cash stock-based compensation.

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

In addition to fluctuations in revenue resulting from factors affecting customer usage, the timing of unit installations or de-installations may result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

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

Our business is dependent on maintaining our retail partner relationships which are highly concentrated. We currently derive substantially all of our revenue from coin processing services through Coinstar units installed in retail operations, primarily high traffic supermarkets in higher density locations. The success of our business depends in part on our ability to maintain relationships with existing retail partners and attract new retail partners in locations where we can profitably operate. To maintain existing relationships with current retail partners and attract new retail partners, we must continue to demonstrate that our Coinstar units provide sufficient benefits to our retail partners, such as additional revenue generated from service fees, attracting customers to retail locations who are likely to spend their “found money” in the retail locations and providing our partners with the opportunity to support charitable giving through our Coins-that-Count® program, on terms that enable us to operate our units on a profitable basis. If we are unable to persuade existing and potential retail partners that our service provides direct and indirect benefits that are superior to or competitive with alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing relationships and entering into new relationships.

We typically operate pursuant to separate agreements with each of our retail partners to provide coin processing services in retail locations. Our standard contract is for three years and renews automatically for one-year periods until we or our partner gives notice before a certain time prior to the end of the renewal period. The majority of our contracts are currently in renewal periods. There are variations on certain contract provisions with some of our retail partners, including shorter contract terms and/or the ability to cancel the contract upon notice after a certain period of time. The Coinstar units located in three supermarket chains, The Kroger Company, Albertson’s, Inc. and Safeway, Inc. accounted for approximately 22.0%, 11.8% and 9.5% respectively, of our revenue in the nine month period ended September 30, 2003. For Kroger and Albertsons, we have contracts which generally renew automatically for six to twelve months unless either party gives notice more than 30 days prior to the end of the then-current term. We are within six months of the end of the initial term or in a renewal period for each contract. The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations. For example, in July 2003, we announced the discontinuation of our relationship with Safeway due to a failure to agree on mutually acceptable contract terms. We are currently working through a de-installation schedule with Safeway and as of October 25, 2003, we have de-installed approximately 28% of the total machines at Safeway locations. We believe the majority of all Coinstar units currently installed in Safeway stores will be de-installed by the end of 2003. As a result of the discontinuance of our Safeway relationship, we will incur costs to de-install units located in Safeway stores and expect that our revenues, net income and earnings before interest, taxes, depreciation and amortization (EBITDA) may be negatively affected by lost revenues.

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

Our future success may depend in part on our ability to develop and commercialize new products and services. Our future growth will depend in part on our success in developing and commercializing new products and services. For example, we have recently begun to upgrade certain Coinstar units to provide consumers with a means to purchase prepaid products, including MasterCard cards and wireless airtime. In order to develop and commercialize new products or services, we will need to enhance the capabilities of our units and our network and establish market acceptance of such products or services. Furthermore, we may need to hire additional qualified employees and enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to develop new products or services that generate acceptable market acceptance or establish third party relationships necessary to develop and commercialize such products or services. Moreover, additional products or services we may attempt to commercialize may not prove successful.

We face competition. We face competition from supermarket retailers, banks and others that purchase coin-counting equipment from companies such as ScanCoin AB and Cummins-Allison Corporation and service such equipment themselves or through third parties. In addition, we may face new competition as we seek to develop new products, services and enhancements. Moreover, new products that we are developing, such as those involving prepaid cards and other similar products, may subject us to competition from companies with significantly greater marketing, technological and capital resources and experience.

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

Our business is subject to federal, state, local and foreign laws and government regulation. Our current business is subject to federal, state, local and foreign laws and government regulation, including government regulation relating to coins, consumer protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, and sweepstakes and contests. Given the unique nature of our business and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, or changes in governmental authorities’ interpretation of the application of various government regulations to our business, may materially affect our business in the future.

Our future operating results may fluctuate. Our future operating results will depend significantly on our ability to continue to drive new and repeat customer utilization of our coin-counting service. Our future operating results also may fluctuate based upon many other factors, including:

•	the processing fee we charge consumers to use our service,

•	the amount of our service fee that we pay to our retail partners,

•	our ability to maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather or strikes,

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin processing network,

•	our ability to control costs, and

•	activities of and acquisitions by competitors.

We depend upon key personnel. Our performance is substantially dependent on the continued services of our executive officers and key employees. Our long-term success will depend on our ability to retain and motivate highly skilled personnel. Competition for such personnel is intense. Recruiting qualified personnel can be a time-consuming and lengthy process, and we may experience difficulties in the future which could lead to certain positions being unfilled for a period of time. The inability to attract and retain essential technical and managerial personnel could seriously harm our business, financial condition and results of operations.

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

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored carriers and other third-party providers to arrange for pick-up, processing and deposit of coins. We generally contract with a single transportation provider and coin processor to service a particular region. Many of these service providers do not have long-standing relationships with us and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

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

We also rely on trade secrets to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements, we may have inadequate remedies for any breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations. In addition, if we instigate litigation to enforce our patents or proprietary rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources.

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

Our credit agreement restricts us from taking certain actions that could be beneficial to our business. As of September 30, 2003, we had outstanding indebtedness under our credit agreement of $19.5 million which included $17.0 million of term debt and $2.5 million of revolving debt. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

There are risks associated with conducting business in the United Kingdom. We began our expansion in the United Kingdom in 2001 and intend to continue increasing our deployment of Coinstar units in the United Kingdom. Exposure to exchange rate risks, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization that is not based in North America are risks that could seriously harm the development of our business in the United Kingdom.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date					September 30, 2003
(in thousands)	2003	2004	2005	2006	2007	Total	Fair Value
Long-term debt:
Variable rate term & revolving	$3,750	$13,250	$2,500	—	—	$19,500	$19,500
Average interest rate	2.91%	3.32%	4.25%	—	—	2.87%	*
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	—	$10,000	—	—	—	$10,000	$(134)
Average pay rate	—	2.50%	—	—	—	2.50%	—
Average receive rate	—	1.36%	—	—	—	1.13%	—

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. As of January 15, 2003, interest rates are based on LIBOR plus 175 basis points. We have entered into an interest rate swap covering $10.0 million of our long-term debt. Please refer to the following discussion about the interest rate swap.

We have entered into variable-rate debt and a variable to fixed interest rate swap that, at September 30, 2003, had an outstanding balance of $19.5 million and $10.0 million, respectively. Based on our variable-rate obligations outstanding at September 30, 2003, an increase or decrease of 1.0% in interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $21,000. Such potential increases or decreases are based on certain simplifying assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the period.

On July 26, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap is $10.0 million, the maturity date is August 21, 2004 and the interest rate reset dates of the swap match those of the underlying debt. On October 10, 2003, our credit facility was amended and we are no longer required to maintain an interest rate swap.

The fair value of the interest rate swap at September 30, 2003 resulted in a liability of approximately $134,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income, net of related tax effect. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document

4.1	Amendment No. 3 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, Key Bank National Association and Comerica Bank – California.

10.1	Separation Agreement and General Release between William W. Booth and the Registrant dated August 25, 2003.

31.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

32.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

(b) Reports on Form 8-K:

On July 9, 2003, we filed a current report on form 8-K dated July 9, 2003 under Item 9 issuing a press release announcing the decision to discontinue our relationship with Safeway, Inc.

On July 31, 2003, we filed a current report on Form 8-K dated July 31, 2003 under Item 9 issuing a press release announcing results for the quarter ended June 30, 2003.

On September 8, 2003, we filed a current report on Form 8-K dated September 8, 2003 under Item 4 announcing the dismissal of Deloitte and Touche LLP as our independent accountants and the approval of KPMG LLP as our new independent accountants for the fiscal year ending December 31, 2003.

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

Brian V. Turner Authorized Officer and Chief Financial Officer October 31, 2003