Form 10-K
period 2003-12-31
COINSTAR INC
filed 2004-02-18
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2003 as reported on the NASDAQ National Market, was approximately $284,553,000. Shares of Common Stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding Common Stock at June 30, 2003 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 16, 2004, there were 21,248,285 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2004 annual meeting of stockholders are incorporated by reference in Part II and Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

FORM 10-K

PART I

Item 1.    Business.

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements regarding our business, prospects and results of operations that involve risks and uncertainties. Our actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Summary

We were incorporated in the state of Delaware on October 12, 1993. We own and operate the only multinational fully-automated network of self-service coin-counting machines. Our machines are installed primarily in supermarkets across the United States, in Canada and in the United Kingdom. We have relationships with 18 of the 20 largest supermarket chains (excluding mass merchandisers) in the United States and two of the three largest chains in the United Kingdom, a well-trained field service organization and a sophisticated, highly secure and scalable two-way, wide-area communications network.

We launched our business in North America with the installation of the first Coinstar® unit in 1993 and in 2001 we began rolling out our coin-counting service in the United Kingdom. Since inception, our business has counted and processed more than 175 billion coins worth over $8.5 billion in more than 245 million customer transactions. With over 285 retail partners (including supermarket chains, independent operators and financial institutions), we currently operate more than 10,700 Coinstar units in 178 regional markets across North America and in the United Kingdom.

The Coinstar coin-counting unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the unit, which sorts and counts the change and dispenses vouchers that list the dollar value of coins counted, less our transaction fee. The vouchers may be applied to retail purchases or redeemed for cash at the retail partner’s store. Our coin-counting service provides consumers with a convenient and reliable means of converting loose coins into spendable cash. Our service also benefits our retail partners by providing an additional source of revenue, increasing store traffic, promoting sales and reducing internal coin handling expenses.

Each Coinstar unit is designed to operate as part of a scalable, two-way, wide-area communications network. Our sophisticated fully-automated network enables us to track each machine 24 hours a day and provides key financial data and operating statistics to our field service representatives, coin transportation partners, processing partners, banks and our headquarters for analysis and back-up.

Our internal field service organization of approximately 225 technicians is linked to the Coinstar network, and each field service technician receives a report every morning via modem detailing which units in his or her technical service territory require maintenance or repair work. In addition, each technician receives real-time information throughout the day via wireless paging. The field service organization provides highly responsive service to our customers and retail partners by performing preventive maintenance and repair on our Coinstar units which enables us to maintain a system-wide unit availability of greater than 95%.

Our transportation partners are also linked to the Coinstar network, enabling dynamic route scheduling by providing them daily reports that detail which Coinstar units need to be emptied of accumulated change. The transportation partners pick up the accumulated change and deliver it to a commercial processing facility where the coins are sorted. The counts are then re-verified and checked against the Coinstar network’s unit count to ensure accuracy. When the verification process is complete, the coins are deposited in a local bank. Funds representing the coin value processed less the transaction fee we charge consumers (which, in the United States, is typically 8.9%) are wired to the retailer as reimbursement for cash paid to the consumer or amounts applied toward retail purchases. We retain the remaining coin value, which represents our revenue, as our own transaction fee. On a monthly or quarterly basis we pay our retailers a service fee calculated as a percentage of the transaction fee we charge consumers.

Financial Information about Industry Segments

See Note 16 to our consolidated financial statements for a summary of net revenue from unaffiliated customers, net income (loss) from operations and identifiable assets attributable to our business segments for fiscal years ended 2003, 2002 and 2001.

Significant Coin–Counting Opportunity

We believe the market for coin-counting services is very large. Traditionally, banks and other depository institutions have been the primary means by which consumers could convert coins into cash, but they typically have provided the service only to their customers and generally only after the customer has pre-sorted, counted and wrapped the coins—a very inefficient and labor-intensive process. The prevalence of coins in cash transactions and the lack of a convenient alternative for converting coins into cash have resulted in the continual accumulation of coins by consumers.

Growth Strategy

Our objective is to drive trial and repeat usage of the Coinstar service, to continue installing new Coinstar units, to develop new markets, to leverage our network through new product initiatives, and to achieve potential growth through acquisitions. Key elements of our growth strategy include:

Driving trial and repeat usage.    In September 2003, we commissioned NFO WorldGroup, an independent research company, to perform a study regarding customer awareness and usage of our machines. This study indicated that only approximately 20% of the people living in markets where Coinstar machines have been installed for 12 months or more have tried our service. However, we enjoy high repeat usage of the Coinstar service. According to an earlier study performed by NFO WorldGroup, approximately 80% of the people who have tried our service indicate they are likely to use it again. We believe that through effective marketing we can build greater awareness of our service that will drive repeat usage to create recurring revenue streams and enhance the revenue growth of our coin recycling business.

Increasing our installed base of Coinstar units.    We plan to continue expanding our presence in North America and the United Kingdom. We plan to focus on high traffic supermarkets as our primary retail locations because of the prevalence of large regional chains, geographic concentration of stores and recurring consumer traffic. We believe an opportunity exists to increase the number of Coinstar units installed through increased penetration of existing retail partner stores as well as by entering into contracts with new retail partners. Supermarkets offer a large market of potential consumers, a convenient location for multiple consumer visits and opportunities for large-scale deployments.

In addition to targeting high traffic supermarkets, we continue exploring ways to reduce the cost of servicing our Coinstar machines and/or the cost structure of unit production to allow us to profitably penetrate rural markets. We estimate that our viable universe of installations, which includes stores in which we currently have machines installed, consists of between 16,000 to 18,000 stores in North America and in the United Kingdom.

Leveraging our network through new product initiatives and develop new markets.    Our existing network of over 10,700 machines, our relationships with leading supermarket chains and our prime retail locations form a strategic platform from which we are able to leverage our network through new product initiatives. We intend to create additional revenue streams independent of coin counting by delivering new value-added products and services to consumers and our retail partners. For example, in 2003, we rolled out our prepaid wireless and prepaid MasterCard® products to consumers and are currently offering these services in over 600 locations. We envision the Coinstar unit as the touch-point for a range of consumer products and services and plan to continue testing various concepts through our Coinstar machines. In addition, we have also begun targeting non-grocery retailers, such as convenience stores, universities and shopping malls as new markets and believe this is an early step in initiating a sales process to a range of new distribution channels.

Acquisitions.    A fourth element of our strategy is potential growth through acquisitions. We believe acquisitions are one element that may allow us to expand our presence in strategically important markets, as well as to expand the breadth and scope of our product and service offerings.

The Coinstar Network

Coinstar Unit

Each coin processing unit is comprised of a coin input region with coin cleaning features, a coin counter that is designed to be jam-resistant, coin collection bins, a computer, a thermal printer, an input keypad, an internal phone and a color monitor. Our Coinstar unit is highly accurate, durable, easy to use, easy to service and capable of processing up to 600 coins per minute. The coin-counting system in our Coinstar unit detects and removes foreign coins, slugs, debris and damaged coins and directs the coins processed to collection trolleys located inside the Coinstar unit. Our proprietary technology has enabled our coin processing units to be available to customers more than 95% of the time. In the event of any malfunction, our units have a telephone handset so our retail partners can connect directly to our customer service center using a toll-free number. In addition, our Coinstar unit can issue vouchers that are encrypted using our proprietary technology. As a result, the losses associated with voucher fraud have been insignificant to Coinstar’s business.

Intelligent Communications and Information Systems

Each Coinstar unit is controlled by an internal computer that runs a multi-tasking operating system and is designed to operate as part of a scalable, two-way, wide-area communications network. In addition to controlling and coordinating coin sorting and other functions, the computer electronically records nearly all unit operations. For each coin-counting and processing transaction, the unit produces a unique transaction number, records the dollar amount, time and duration of the transaction and identifies the number of each type of coin processed and the number of rejected coins. Our network allows Coinstar units to transmit these key financial data and operating statistics to our headquarters for analysis and backup generally every 24 hours. We use this information to track unit coin flow and operating performance, enabling us to schedule timely coin pick-ups, provide unit service and perform essential accounting and reporting functions. In addition, this network enables us to configure and update the units remotely with a variety of operational and marketing data. The network and associated features provide the following key benefits:

•	Downloadable Information, Software Programs and Systems Enhancements. With a scalable, two-way, wide-area communications network, we can send customized information to each Coinstar unit, including store-specific advertising, on-screen promotions and coupons. In addition, our network enables us to download new versions of application and operating system software to Coinstar units. This ability to perform multiple functions remotely eliminates costly on-site visits and lowers our per unit operating costs.

•

Enhancement of Field Service Productivity.    Every Coinstar unit generates performance and operating reports that are transmitted daily over the network to our headquarters for consolidation. We can then electronically distribute this information through our network to our field service employees, which enables us to better utilize field service and transportation personnel. Information on the status of our machines, individual unit usage and operation helps us to manage the efficiency of coin collection and transportation activities and to reduce downtime.

•	Financial Reporting and Reconciliation. We receive financial data and operating statistics through the network on a daily basis. The financial and accounting information is reconciled with bank records and coin collection and transportation processing data logged into the network to ensure the accuracy and speed of each deposit. In addition, our retail partners automatically receive periodic facsimile or e-mail reports generated by the network detailing information such as transaction volumes and deposits made for each store.

•	Automated Tracking of Coin Collection, Processing and Deposits. Our two-way, wide-area communications network is securely linked using sophisticated networking equipment that enables us to accurately track all coin flow activity from the Coinstar unit to the depository institution. The Coinstar network is linked with our transportation and coin processing partners, which enables us to generate key coin tracking data.

•	Coinstar Network Scalability. The Coinstar network is scalable to support the increasing demands resulting from our installation of Coinstar units. The components of the Coinstar network that reside at headquarters operate on widely available personal computers with certain reliability features. In addition, we have built an extensive and secure Intranet on top of our infrastructure using standard client/server tools provided by leading industry vendors, which allows for efficient and effective communication among our employees, retail partners and armored car carriers.

Field Service Organization

We employ field service and supporting personnel as well as retain third-party service providers. This organization provides responsive service to our retail partners by ensuring the efficient collection and handling of coins and by performing preventive maintenance and repairs. Key components of the field service organization include:

•	Field Service Personnel. In all our markets, our field service personnel have the primary direct contact with our consumers and retail partners. Each field service team member is connected to our two-way, wide-area communications network by laptop computer, mobile phone and pager. Each Coinstar unit provides specific service information to the responsible field service employee by directly paging the employee with current operating information based on a series of predetermined performance criteria.

•	Transportation and Processing Services. Some of our employees provide limited transportation services for our coins. However, we primarily contract with third parties to transport and process coins deposited in Coinstar units. We believe the use of these contracted resources allows growth with minimal investment in facilities and equipment. The transportation service typically includes removing the coin trolleys, tagging them for deposit, cleaning the Coinstar unit, transporting the coins for processing at the coin processing facilities and depositing the coins to our local depository. We have an automated system for tracking each deposit to each retail partner’s account, as well as to our bank account.

•	Installation Personnel. An individual account manager manages each installation. For a typical installation, an operations representative visits the store prior to the delivery of the Coinstar unit to coordinate with the store manager on the location of the Coinstar unit within the store and review site requirements. On the day of delivery, our field service representative unpacks the unit and conducts a training and orientation session for store personnel.

Key Benefits of the Coinstar Network to Our Retail Partners

Our retail partner marketing strategy is to significantly increase our penetration with existing leading retail partners, as well as to establish relationships with new leading retail partners in the largest metropolitan areas in the United States and in the United Kingdom. To maintain existing retail partners and attract new retail partners, we must continue to demonstrate that our Coinstar units provide sufficient benefits, which include:

•	Increased Revenues to Our Partners. We provide our retail partners an additional source of revenue by paying them a service fee for the benefit of placing our machines in their stores and their agreement to provide reimbursement to our customers in exchange for the redemption of our vouchers.

•	Increased Store Traffic. We believe the Coinstar unit helps to increase store traffic by providing consumers with an accurate and convenient means of converting accumulated change into cash. A January 2001 research study by NFO WorldGroup indicated that the majority of the consumers would visit another store to use a Coinstar unit if no unit were installed in the store they regularly visit.

•	Promotes Sales. Consumers often view their coin jars as “found money” and retailers enjoy access to this additional disposable income when consumers use our machines. In January 2004, a research study conducted by Hebert Research, Inc. confirmed that Coinstar units promote incremental sales for retailers by putting new disposable income in shoppers’ hands. This study indicated that approximately half of Coinstar users spend part or all of their cash vouchers in the store.

•	Reduces Internal Coin Handling Expenses. We offer our retail partners the ability to process and count their coins without any processing fee, subject to certain restrictions, such as day of the week. We believe that this service reduces our retail partners’ internal coin handling labor expenses and losses.

Our Marketing Strategy

Our marketing strategy includes promoting use of the Coinstar unit through commercial media, such as selective television and radio advertising, national and local promotions and through our Coins that Count® program. We are conducting national promotions to increase usage and awareness while delivering additional value and products to consumers in a retail environment. For example, during 2003 we ran national promotions with Warner Home Video and Nickelodeon. We also sponsored other promotions, such as our own “Win Free Groceries for a Year” promotion. These types of national promotions through which the customer receives something in return if they utilize the Coinstar machine help drive increased traffic to the Coinstar machine and attract new consumers. On a local basis, we work closely with our retail partners to market to their existing customer bases. This includes communication through advertising media already used by our partners, such as cooperative newspaper advertisements and direct mail circulars, window signs, bag stuffers and development of local market promotions.

We are also building awareness and attracting new customers by offering the opportunity to donate coins to non-profit organizations through our machines, which we call our Coins that Count program. This philanthropic service provides consumers with a simple means for making tax-deductible donations. Instead of receiving vouchers to be redeemed at the retail partner’s checkout counter, consumers receive printed receipts evidencing the value of their donations. A customer who makes a donation through a Coinstar machine receives a receipt for 100% of the coins deposited, which is fully tax deductible, and the non-profit organization receives the total coin value processed less a reduced transaction fee (typically 7.5%) we collect for processing the transaction. We have ongoing national relationships with the U.S. Fund for UNICEF, the American Red Cross, the Leukemia and Lymphoma Society and the World Wildlife Fund. We also work closely with our retail partners to support numerous other local and regional non-profit organizations.

We plan to continue testing new marketing tactics and to use effective promotional opportunities in new markets and in the expansion of existing markets with new and existing retail partners. These efforts include incorporating features of our Coinstar units as part of our marketing strategy. The Coinstar unit is generally located near the primary entrance areas of our retail partners and in clear view of the checkout counters or service centers. We continually phase in machine design and user interface improvements to attract consumers and stimulate trial and repeat use.

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

Manufacturing and Supply

Coinstar units are currently assembled by two manufacturers: Fabrication Services, Inc. located in Kent, Washington and Peak Industries, Inc. located in Longmont, Colorado. Both are manufacturers that utilize several sub-suppliers to provide components and subassemblies. Each Coinstar unit is manufactured to our proprietary designs and specifications. We own all designs, documentation, tooling, specialized fixtures and test equipment. Our contract manufacturers inspect and test each unit for quality assurance prior to shipment. The use of contract manufacturers has several advantages, including decreasing capital investment in property, plant and equipment, the ability to leverage contract manufacturers’ purchasing relationships for lower material costs, minimal fixed costs of maintaining unused manufacturing capacity, greater capacity flexibility and the ability to utilize suppliers’ broad technical and process expertise.

Proprietary Rights

We rely on a combination of patent, copyright, trademark, service mark and trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have also entered into confidentiality and invention assignment agreements with our employees and contractors.

We have made several technological advancements relating to self-service coin counting, distribution of card-related products, and performing certain financial transactions that we believe are important to the successful operation of the Coinstar unit in a self-service environment. These advancements can be implemented mechanically, electronically and through our wide-area network software. For example, these technologies enable the Coinstar unit to operate effectively in light of moisture, dust, lint, dirt, paper, paper clips and other debris with infrequent clogging or malfunctioning. In addition, these technologies enhance the coin discrimination capability of the Coinstar unit and significantly reduce the possibility of miscount or a fraudulent coin going undetected. Further, we have also developed voucher encryption technologies that can greatly reduce exposure to losses associated with voucher fraud. Since October 1996, Coinstar has received over 50 United States and foreign patents relating to aspects of coin cleaning, machine networking, fraud avoidance and voucher authentication, coin discriminating, machine security and coin de-jamming.

Competition

We are the first and only company to own and operate a multi-national network of self-service coin processing machines. We believe that our key competitive advantages include our technology and expertise developed over the past twelve years, the multi-national Coinstar network, our dedicated field service organization, the strong relationships we have with a substantial majority of the leading supermarket chains in the United States and in the United Kingdom and our proven ability to execute our rollout strategy. We face increasing competition from supermarket retailers and banks that purchase and service their own coin-counting equipment. We compete indirectly with manufacturers of devices that enable consumers to count or sort coins themselves, and we also compete directly or indirectly with banks and similar depository institutions for coin conversion customers. Banks are the primary alternative available to consumers for converting coins into cash, and they generally do not charge a fee for accepting rolled coins. As the market for coin processing develops, banks and other businesses may decide to offer additional coin processing services, either as a customer service or on a self-service basis, and compete directly with us.

Employees

We employ 415 full-time employees and 14 part-time employees. Our employees are not represented by a union. Management believes our employee relations are good.

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

Our business is dependent on maintaining our retail partner relationships which are highly concentrated.    We currently derive substantially all of our revenue from coin processing services through Coinstar units installed in retail operations, which are primarily high traffic supermarkets in higher density locations. The success of our business depends in part on our ability to maintain relationships with existing retail partners and attract new retail partners in locations where we can operate profitably. If we are unable to persuade existing and potential retail partners that our service provides direct and indirect benefits that are superior to or competitive with alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing relationships and entering into new relationships. Our success also depends on our ability to continue to pay our retail partners a service fee that allows us to operate the units profitably. We have faced ongoing pricing pressure from our current and potential retail partners to increase the service fee we pay or to make other financial concessions to win or retain business. We may be unable to respond effectively to these pricing pressures, and may fail to attract or retain retail partners.

We typically operate pursuant to separate agreements with each of our retail partners to provide coin processing services in retail locations. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. Contracts usually renew for one-year periods. The majority of our contracts are currently in renewal periods. There are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay our retail partner, the ability to cancel the contract upon notice after a certain period of time or, for certain of the larger contracts, for convenience with 6 or 12 months notice, and/or the right to cancel for convenience for an individual division or a subset of installed locations. Our retail partnerships are highly concentrated. In 2003, we had two retail partners which accounted for over 10% of our revenue. The Kroger Company and Albertson’s, Inc. accounted for approximately 22.3% and 11.8%, respectively, of our revenue in the twelve-month period ended December 31, 2003. The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We face competition.    We face competition from supermarket retailers, banks and others that purchase and operate coin-counting equipment from companies such as ScanCoin AB and Cummins-Allison Corporation and service such equipment themselves or through third parties. Additionally, some banks may provide coin counting without charge.

Many of our potential competitors with respect to coin counting or the development of new products, services and enhancements have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These potential competitors may succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. Competitive pressures could seriously harm our business, financial condition and results of operations.

Our future success may depend in part on our ability to penetrate new markets and distribution channels.    We currently derive, and expect to derive for the near term, substantially all of our revenue from the operation of our coin-counting units. In order to continue our unit installation growth, we will need to develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. In 2003, we began installing more units in lower density markets and intend to continue to install in these areas as we are able to obtain continued economies of scale. We may be unable to drive down costs relating to the manufacture, installation or servicing of Coinstar units or transportation and coin-processing costs to levels that would enable us to operate profitably in such markets.

Our future success may depend in part on our ability to develop and commercialize new products and services.    Our future growth will depend in part on our success in developing and commercializing new products and services. For example, we have recently begun to upgrade certain Coinstar units to provide consumers with a means to purchase prepaid products, including MasterCard cards and wireless airtime. Currently we have rolled out our prepaid wireless and prepaid MasterCard products to consumers and are offering these services in over 600 locations. In order to develop and commercialize new products or services, we will need to enhance the capabilities of our units and our network and establish market acceptance of such products or services. Furthermore, we may need to hire additional qualified employees and enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to develop new products or services that generate acceptable market acceptance or establish third party relationships necessary to develop and commercialize such products or services. Moreover, additional products or services that we may attempt to commercialize may not prove successful.

We may be unable to adequately protect or enforce our patents and proprietary rights.    Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have significant United States and international patents relevant to aspects of self-service coin counting, machine networking and fraud avoidance and voucher authentication, among other areas. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

Our future operating results may fluctuate.    Our future operating results will depend significantly on our ability to continue to drive new and repeat customer utilization of our coin-counting service. Our future operating results also may fluctuate based upon many other factors, including:

•	the transaction fee we charge consumers to use our service,

•	the amount of our service fee that we pay to our retail partners,

•	our ability to maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather or strikes,

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin processing network,

•	our ability to control costs, and

•	activities of and acquisitions by competitors.

Our stock price has been and may continue to be volatile.    Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2003, the price of our common stock ranged from $11.65 to $25.79 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts or our own guidance,

•	trends and fluctuations in the use of our Coinstar units,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments, and

•	economic or other external factors.

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

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored car carriers and other third-party providers to arrange for pick-up, processing and deposit of coins. We generally contract with a single transportation provider and coin processor to service a particular region and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

We depend upon key personnel.    Our performance is substantially dependent on the continued services of certain executive officers and key employees. Our long-term success will depend on our ability to retain and motivate highly skilled personnel. Competition for such personnel is intense. Recruiting qualified personnel can be a time-consuming and lengthy process, and we may experience difficulties in the future which could lead to certain positions being unfilled for a period of time. The inability to attract and retain essential technical and managerial personnel could seriously harm our business, financial condition and results of operations.

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

Our credit agreement restricts us from taking certain actions that could be beneficial to our business.    As of December 31, 2003, we had outstanding indebtedness under our credit agreement of $15.8 million which included $13.3 million of term debt and $2.5 million of revolving debt. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

There are risks associated with conducting business internationally.    We currently have operations in Canada and the United Kingdom and intend to continue increasing our deployment of Coinstar units internationally. Exposure to exchange rate risks, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization that is not based in the United States are risks that could seriously harm the development of our business and ability to operate our machines profitably.

Defects, lack of confidence in, or failures of our operating system could harm our business.    We collect financial and operating data and monitor performance of Coinstar units, through a two-way wide-area communications network connecting each of the Coinstar units with a central computing system at our headquarters. This information is used to track the flow of coins, verify coin counts and schedule maintenance and repair services and coin pick-up. The operation of Coinstar units depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. The accuracy of the coin-counting functionality of our machines is important to our customers and our retail partners. The failure to maintain customer confidence in our technology and systems could harm our business. Although each Coinstar unit is designed to store all data collected, this functionality may fail. Our inability to collect the data from our Coinstar units could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers that have already been redeemed. The design of the operating systems to prevent loss of data may not operate as intended. Any loss or delay in collecting coin processing data could seriously harm our operations.

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

Where You Can Get Information We File with the SEC

We maintain an Internet site at http://www.coinstar.com. We make available free of charge on or through our Internet site, proxy information, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We will voluntarily provide electronic or paper copies of our filings free of charge upon request.

Item 2.    Properties.

Our principal administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that renewed on January 1, 2004 and expires December 1, 2009. We also lease a 24,367 square foot warehouse facility in Kent, Washington under a lease agreement that commenced on April 1, 2002 and expires March 31, 2005.

Item 3.    Legal Proceedings.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

	High	Low
Fiscal 2002:
First Quarter	$34.00	$23.55
Second Quarter	34.98	23.25
Third Quarter	34.20	21.81
Fourth Quarter	32.40	22.40

Fiscal 2003:
First Quarter	$25.79	$13.90
Second Quarter	21.90	14.95
Third Quarter	19.78	11.65
Fourth Quarter	19.28	13.33

The last reported sale price of our common stock on the Nasdaq National Market on January 16, 2004 was $17.71 per share.

Holders

As of January 16, 2004, there were 125 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid cash dividends on our common stock. We may choose to retain any future earnings to fund the development and growth of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. Furthermore, our credit agreement contains restrictions on the payment of dividends.

Recent Sales of Unregistered Securities

We did not complete any sales of unregistered securities during our fiscal year ended December 31, 2003.

Equity Compensation Plan Table

We will furnish to the Securities and Exchange Commission a definitive Proxy Statement not later than 120 days after the close of the fiscal year ended December 31, 2003. The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 6.    Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share, per unit data and where noted)
Consolidated Statements of Operations:
Revenue	$176,136	$155,675	$129,352	$102,609	$77,688
Expenses:
Direct operating	76,826	67,788	58,072	48,184	38,836
Sales and marketing	11,119	9,273	9,188	11,368	6,279
Product research and development	5,772	4,997	4,162	3,497	4,892
Selling, general and administrative	23,200	22,140	22,245	18,177	13,542
Depreciation and amortization	27,144	25,810	26,349	24,460	20,267

Income (loss) from operations	32,075	25,667	9,336	(3,077)	(6,128)
Other income (expense):
Interest income and other, net	263	309	707	1,740	1,582
Interest expense	(1,210)	(3,710)	(8,302)	(8,517)	(11,165)
Early retirement of debt	—	(6,308)	—	—	(3,250)

Income (loss) from continuing operations before income taxes	31,128	15,958	1,741	(9,854)	(18,961)
Income taxes	(11,573)	42,555	—	—	—

Income (loss) from continuing operations	19,555	58,513	1,741	(9,854)	(18,961)

Discontinued operations:
Loss related to discontinued operations	—	—	(9,127)	(12,840)	(2,412)

Net income (loss)	$19,555	$58,513	$(7,386)	$(22,694)	$(21,373)

Net income (loss) per share:
Basic:(1)
Continuing operations	$0.91	$2.68	$0.08	$(0.49)	$(1.04)
Discontinued operations	—	—	(0.43)	(0.63)	(0.16)

Net income (loss) per share	$0.91	$2.68	$(0.35)	$(1.12)	$(1.20)

Diluted:(1)
Continuing operations	$0.90	$2.58	$0.08	$(0.49)	$(1.04)
Discontinued operations	—	—	(0.42)	(0.63)	(0.16)

Net income (loss) per share	$0.90	$2.58	$(0.34)	$(1.12)	$(1.20)

Consolidated Balance Sheet Data:(2)
Cash, cash equivalents and short-term investments(3)	$99,664	$102,843	$105,935	$70,684	$87,991
Total assets	204,074	216,636	171,187	156,037	162,443
Total debt, including current portion	17,461	36,746	62,643	62,735	61,831
Common stock	191,370	187,473	171,059	161,339	159,053
Total stockholders’ equity.	114,190	105,251	37,227	34,842	55,267

Selected Consolidated Operating Data
Installed base of Coinstar units at end of the period	10,795	10,706	9,576	8,509	6,951
Average age of network for the period (months)	45.0	38.0	32.0	25.2	20.1
Dollar value of coins processed (in billions)	$2.0	$1.8	$1.5	$1.2	$0.9
Revenue per average installed unit(4)	16,048	15,412	14,601	13,170	13,137

Cash flow information:
Net cash provided by operating activities	$53,502	$50,677	$46,802	$5,698	$21,631
Net cash used by investing activities	(25,999)	(22,112)	(19,111)	(20,185)	(41,077)
Net cash provided (used) by financing activities	(31,607)	(31,944)	7,509	6,488	60,458

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share, per unit data and where noted)
Reconciliation of GAAP measurement to EBITDA(5):
Net cash provided by operating activities	$53,502	$50,677	$46,802	$5,698	$21,631
Changes in operating assets and liabilities	3,690	(1,682)	(16,962)	(9,825)	(13,104)
Effect from discontinued operations	—	—	(1,429)	19,671	1,764
Other non-cash items(6)	65	(919)	(321)	(938)	(8,985)
Net interest expense	1,000	3,350	7,535	7,035	8,815
Cash paid for taxes	1,015	—	—	—	—

EBITDA(5)	$59,272	$51,426	$35,625	$21,641	$10,121

EBITDA margin as a percentage of revenue	33.7%	33.0%	27.5%	21.1%	13.0%

(1)	See Note 12 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Excludes balances related to Meals.com, as the operations were discontinued during 2001. See Note 8 to Consolidated Financial Statements.

(3)	Cash, cash equivalents and short-term investments include cash being processed of $60.8 million, $61.3 million, $53.7 million, $42.6 million and $31.4 million at December 31, 2003, 2002, 2001, 2000, and 1999, respectively. Cash being processed represents amounts in transit to our retail partners that are being processed by armored car carriers or residing in Coinstar units.

(4)	Based on actual yearly results divided by the monthly averages of units in operation over the applicable period.

(5)	EBITDA represents earnings before net interest expense, income taxes, depreciation, and amortization. EBITDA is a non-GAAP measure which is provided as a complement to results provided in accordance with GAAP. However, non-GAAP measures are not a substitute for measures computed in accordance with GAAP. We believe EBITDA is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness and for purposes of calculating certain debt covenants. In addition, management uses such non-GAAP measures internally to evaluate the Company’s performance and manage its operations. See above for the reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measurement to EBITDA.

(6)	Other non-cash items generally consist of non-cash stock-based compensation.

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

Overview

We currently derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains and financial institutions across the United States, in Canada and in the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation because initial trial and repeat usage for the service generally increases the longer a unit is in service. Since inception, our coin processing services have counted and processed more than 175 billion coins worth over $8.5 billion relating to over 245 million customer transactions. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located, (iii) the population density of markets as we expand our services to reach more customers and (iv) seasonality.

We launched our business in North America with the installation of the first Coinstar unit in 1993 and in 2001 we began rolling out our coin-counting service in the United Kingdom. With over 285 retail partners (including supermarket chains, independent operators and financial institutions), we currently operate more than 10,700 Coinstar units in 178 regional markets across the United States, in Canada and in the United Kingdom.

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support. The expenses consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the service fees that we pay to our retail partners. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring used machines to a like-new condition. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and amortization consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment, leased automobiles, furniture and fixtures and leasehold improvements.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. The cost of this expansion and the significant depreciation expense of our installed network resulted in significant operating losses in prior years. We have maintained an operating profit for over a year through continuous improvements to our systems and processes. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations form a strategic platform from which we will be able to deliver additional value-added products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as a touch-point for a range of consumer products and services such as prepaid cards, prepaid cellular services and payroll debit cards.

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

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its TOP-UP™ terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition did not have a material impact on our consolidated financial position. In June 2003, we entered into an agreement with the shareholders of Prizm pursuant to which they agreed to relinquish any claims for additional consideration in connection with the “earn-out” provisions in the asset purchase agreement in exchange for a maximum payment of $400,000 contingent on meeting certain terms and conditions through the end of the year. These terms and conditions were met in full and we remitted payment by December 31, 2003. Goodwill was previously recorded in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which will be tested periodically for impairment.

On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar units and related services in the Safeway supermarket chain. As a result, our contract with Safeway was terminated effective August 6, 2003. Until we de-install all machines, we will continue to receive revenue from Coinstar units remaining in Safeway stores. Coinstar units in Safeway stores generated approximately $13.7 million or 7.8% of our 2003 revenue. We anticipate that approximately 1,000 machines will be de-installed from Safeway stores. We removed 90% of our machines from Safeway supermarket locations in the third and fourth quarters of 2003 and plan to complete the de-installation process during the first quarter of 2004. As a result of the return of the machines from Safeway, we canceled purchase orders for additional machines.

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

Property and Equipment:    Property and equipment are depreciated in accordance with the methods disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We are depreciating the cost of our Coinstar machines over a five-year period and have determined that a life of five years is appropriate based on our analysis that included a review of historical data and trends, as well as other relevant factors. We will continue to evaluate the useful life of our Coinstar units, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to the estimated lives of the Coinstar units may cause actual results to differ based on different assumptions or conditions.

Stock-based Compensation:    We have several stock-based compensation programs which are described more fully in Note 10 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If we had determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have decreased by $4.6 million in 2003, our net income would have increased by $451,000 in 2002 and our net loss would have increased in 2001 by $4.7 million. The increase in net income in 2002 is mainly due to a one-time income tax benefit recognized in 2002 from stock options outstanding in years prior to 2002.

Deferred Tax Assets and Income Tax Benefit:    Deferred tax assets totaling $49.8 million were recognized on our balance sheet in the fourth quarter of 2002, resulting in a tax benefit of $42.6 million. Prior to this time, we provided a full valuation allowance against our deferred tax assets. The deferred tax assets primarily represent the income tax benefit of net operating losses (“NOL”) we have incurred since inception. As required by SFAS No. 109, Accounting for Income Taxes, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets related to our domestic operations would be realized. We have retained a valuation allowance against our deferred tax assets resulting from our International operations. Based upon a review of historical operating performance and our expectation that we will generate sustainable consolidated net income for the foreseeable future, we believe it is more likely than not that the domestic deferred tax assets will be fully utilized. We will reevaluate our ability to utilize our NOL carryforwards in future periods and, in compliance with SFAS No. 109, record any resulting adjustments that may be material to deferred income tax expense. In addition, we will reduce the deferred income tax assets for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Impairment of Intangible Assets:    We assess the impairment of intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets are also reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

Discontinued Operations:    In 2001, we discontinued the operations of our subsidiary, Meals.com. This business segment was accounted for as discontinued operations in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”).

In accordance with APB No. 30, the disposal of our Meals.com business resulted in a loss of $3.4 million, which was recorded in the fiscal year ended December 31, 2001. Included in this amount is a $2.4 million loss primarily related to the write-down of assets, as well as operating losses of $1.0 million resulting from the wind-down of the Meals.com business.

Results of Operations

Our consolidated financial information presents the net effect of discontinued operations separate from the results of our continuing operations. Historical financial information has been reclassified to present consistently the discontinued operations. The discussion and analysis that follows generally focuses on continuing operations.

The following table shows revenue and expenses as a percent of revenue for the last three years:

	Year Ended December 31,
	2003	2002	2001
Revenue	100.0%	100.0%	100.0%
Expenses:
Direct operating	43.6	43.5	44.9
Sales and marketing	6.3	6.0	7.1
Product research and development	3.3	3.2	3.2
Selling, general and administrative	13.2	14.2	17.2
Depreciation and amortization	15.4	16.6	20.4

Income from operations	18.2%	16.5%	7.2%

Years Ended December 31, 2003 and 2002

Revenue

Revenue increased to $176.1 million in 2003 from $155.7 million in 2002. Revenue grew principally as a result of an increase in the number of transactions, the increase in the average number of Coinstar units in service during 2003 and the volume of coins processed by the units in service during this period. The total dollar value of coins processed through our network increased to approximately $2.0 billion during 2003 from approximately $1.8 billion for the comparable prior year. The average installed base of Coinstar units increased to 10,976 in 2003 from 10,147 units in 2002. The average number of machines in 2003 takes into consideration approximately 900 Coinstar units de-installed from Safeway stores during the third and fourth quarters of 2003. As a result of the discontinuance of our Safeway relationship, we expect that our revenues may grow more slowly in future periods.

Direct Operating Expenses

Direct operating expenses increased to $76.8 million in 2003 from $67.8 million in 2002. Direct operating expenses increased primarily due to 1) an increase in the service fees paid to our retail partners resulting from a 13.1% increase in coin processing revenue, 2) an increase in coin pick-up and processing costs resulting from increased coin volumes processed during the year and 3) increases in field service expenses related to our expansion into 28 new domestic and international regional markets during the year ended December 31, 2003. Direct operating expenses as a percentage of revenue increased slightly to 43.6% in 2003 from 43.5% in 2002. The increase in direct operating expenses as a percentage of revenue resulted from an increase in expenses associated with the service fees we pay to our retail partners and the cost of refurbishing and maintaining our Coinstar units. These increases were offset by a decrease in per unit field service, coin processing and telecommunications expenses. During 2004 we anticipate incurring refurbishment costs of about $3.2 million to bring de-installed Coinstar units to like-new condition. As a result of increasing competitive and pricing pressures, we may see our direct operating expenses increase in future periods.

Sales and Marketing

Sales and marketing expenses increased to $11.1 million in 2003 from $9.3 million in 2002. Sales and marketing expenses increased due to a shift from radio advertising to national cable television advertising in the United States as well as increased radio advertising in the United Kingdom. During 2003, our usage of national cable television advertising extended our advertising coverage to less densely populated areas of the country. As we expand our network of Coinstar units, we will continue to analyze and use cost effective ways to reach our growing potential customer base. Sales and marketing as a percentage of revenue increased to 6.3% in 2003 from 6.0% in 2002.

Product Research and Development

Product research and development expenses increased to $5.8 million in 2003 from $5.0 million in 2002. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design and integrate complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing network. Product research and development expenses as a percentage of revenue increased to 3.3% in 2003 from 3.2% in 2002.

Selling, General and Administrative

Selling, general and administrative expenses increased to $23.2 million in 2003 from $22.1 million in 2002. Selling, general and administrative expenses increased in areas such as professional services (including legal and accounting services), employee benefits, advertising production costs and corporate insurance policies. Selling, general and administrative expenses as a percentage of revenue decreased to 13.2% in 2003 from 14.2% in 2002.

Depreciation and Amortization

Depreciation and amortization expense increased to $27.1 million in 2003 from $25.8 million in 2002. Depreciation expense increased mainly due to losses recorded on the disposal of capital assets associated with upgrading the computers in our Coinstar units. Depreciation and amortization as a percentage of revenue decreased to 15.4% in 2003 from 16.6% in 2002. A greater number of Coinstar units became fully depreciated between December 31, 2002 and December 31, 2003 than were newly installed in the same period.

Other Income and Expense

Interest income and other, net, decreased to $263,000 in 2003 from $309,000 in 2002. This decrease, primarily in interest income, was attributed to both lower amounts of funds invested and lower interest rates earned on investments in the year ended December 31, 2003 than in the prior year.

Interest expense decreased to $1.2 million in 2003 from $3.7 million in 2002. The decrease is due to a combination of a decreased amount of outstanding debt and reduced interest rates in the year ended December 31, 2003 compared to the prior year. As of December 31, 2003, we had $15.8 million of long-term debt outstanding under our credit facility.

During 2002, we recorded a loss from early retirement of debt totaling $6.3 million related to premiums paid and the write-off of deferred financing fees to retire our 13% senior subordinated discount notes prior to the October 2006 maturity date.

Income Taxes

Income tax expense was $11.6 million in 2003. During the fourth quarter of 2002, we recognized deferred tax assets in accordance with SFAS No. 109 resulting in an income tax benefit $42.6 million. The deferred tax assets primarily represent the income tax benefit of net operating losses we have incurred since inception. The related tax impact on diluted earnings per share for 2003 was $(0.53) compared with $1.87 in 2002 resulting from the income tax benefit.

Years Ended December 31, 2002 and 2001

Revenue

Revenue increased to $155.7 million in 2002 from $129.4 million in 2001. Revenue grew principally as a result of an increase in the number of users and frequency of use, the increase in the number of Coinstar units in service during 2002 and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 10,706 as of December 31, 2002 from 9,576 units as of December 31, 2001. The total dollar value of coins processed was $1.8 billion during 2002 compared with $1.5 billion in 2001.

Direct Operating Expenses

Direct operating expenses increased to $67.8 million in 2002 from $58.1 million in 2001. Direct operating expenses increased due primarily to an increase in the service fees paid to our retail partners resulting from a 20.3% increase in coin processing revenue, an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the year, and increases in field service expenses related to our expansion into seven new international and domestic regional markets during 2002. Direct operating expenses as a percentage of revenue decreased to 43.5% in the 2002 period from 44.9% in 2001. The decrease in direct operating expenses as a percentage of revenue resulted from a decrease in per unit field service expenses as a percentage of revenue as we increased our density in our existing markets, the realization of coin pick-up and transportation cost economies attributable to regional densities and utilization of cheaper, more efficient coin pick-up methods.

Sales and Marketing

Sales and marketing expenses of $9.3 million in 2002 were relatively flat compared to sales and marketing expenses of $9.2 million in 2001. We were able to hold marketing expenses relatively flat primarily due to our use of a different allocation of advertising media in 2002 including a decreased level of television advertising and an increased level of radio and print advertising. During 2002, we focused on advertising more efficiently by eliminating less productive markets from our general advertising campaigns. Sales and marketing as a percentage of revenue decreased to 6.0% in 2002 from 7.1% in 2001.

Product Research and Development

Product research and development expenses increased to $5.0 million in 2002 from $4.2 million in 2001. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing network. Product research and development expenses as a percentage of revenue remained the same at 3.2% for both 2002 and 2001.

Selling, General and Administrative

Selling, general and administrative expenses decreased to $22.1 million in 2002 from $22.2 million in 2001. Selling, general and administrative expenses decreased primarily as a result of decreased consulting expense and professional fees, including consulting expense and professional fees incurred during 2001 associated with our analysis of strategic business alternatives performed by JP Morgan, and other infrequent or non-recurring expenses incurred during 2001. These decreased expenses were partially offset by increased expenses associated with non-cash stock option compensation for retiring executives and board members, as well as increased insurance expense. Selling, general and administrative expenses as a percentage of revenue decreased to 14.2% in 2002 from 17.2% in 2001.

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

Other Income and Expense

Interest income and other, net, decreased to $309,000 in 2002 from $707,000 in 2001. The decrease, primarily in interest income, was attributed to lower interest rates earned on investments in the year ended December 31, 2002 than in the prior year.

Interest expense decreased to $3.7 million in 2002 from $8.3 million in 2001. The decrease was attributed to the repurchase of $61.0 million of our 13% senior subordinated discount notes during the first half of 2002. The long term debt was retired using cash and $43.0 million of term and revolving debt from a new $90.0 million credit facility provided by a syndicate of financial institutions led by Bank of America. The combination of greatly reduced interest rates and the decreased amount of outstanding debt during 2002 resulted in the $4.6 million decrease of interest expense in 2002. As of December 31, 2002, we had $34.7 million of long-term debt outstanding under our credit facility.

We had accounted for the loss from early retirement of debt as an extraordinary item in 2002. However, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections, we have reclassified the losses associated with our early retirement of debt within the other income and expense section of our consolidated statements of operations. These 2002 expenses are related to premiums paid and the write-off of deferred financing fees to retire our 13% senior subordinated discount notes prior to the October 2006 maturity date.

Income Tax Benefit

During the fourth quarter of 2002, we recognized deferred tax assets resulting in an income tax benefit $42.6 million. The deferred tax assets primarily represent the income tax benefit of net operating losses we have incurred since inception. As required by SFAS No. 109, Accounting for Income Taxes, we did not recognize any tax assets on our balance sheet until it was “more likely than not” that the tax assets would be realized on future tax returns. Based upon a review of historical operating performance and our expectation that we will generate sustainable consolidated net income for the foreseeable future, we accordingly recognized an income tax benefit of $42.6 million in the fourth quarter of 2002.

Liquidity and Capital Resources

As of December 31, 2003, we had cash, cash equivalents and cash being processed totaling $99.7 million, which consisted of cash and cash equivalents available to fund our operations of $38.9 million and cash being processed of $60.8 million. Cash being processed represents cash being processed by armored car carriers or residing in Coinstar units which is payable to our retail partners. Working capital was $26.3 million at December 31, 2003 compared with $25.8 million at December 31, 2002.

Net cash provided by operating activities was $53.5 million for the year ended December 31, 2003, compared to net cash provided by operating activities of $50.7 million for the year ended December 31, 2002. Cash provided by operating activities increased primarily as the result of a $6.4 million increase in our net income from operations, offset by the timing of payments to our partners that decreased our retailer payable balance and to reductions of our accounts payable and accrued liabilities balances.

Net cash used by investing activities for the year ended December 31, 2003 was $26.0 million compared to $22.1 million in the prior year period. Net cash used by investing activities consisted of capital expenditures made in 2003 and 2002 mainly for the purchase of Coinstar units. We have entered into certain purchase agreements with suppliers of components for Coinstar units, which in aggregate total $10.1 million in 2004. We anticipate spending between $25.0 million and $30.0 million on capital expenditures in 2004.

Net cash used by financing activities for the year ended December 31, 2003 was $31.6 million. This amount represented cash used to reduce our outstanding borrowings under our credit facility by approximately $18.9 million, and cash used to repurchase 933,714 shares of our own stock for $15.3 million. These payments were offset by proceeds from the exercise of stock options and employee stock purchases of $3.7 million. Net cash used by financing activities for the year ended December 31, 2002 was $31.9 million.

Our board of directors approved a stock repurchase program authorizing purchases of up to $30.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of December 31, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $3.7 million. In 2003, we repurchased 933,714 shares of our common stock for $15.3 million, which includes our fourth quarter repurchase of 119,800 shares at a cost of $2.0 million. As of December 31, 2003, the remaining authorized stock repurchase balance was $10.9 million.

Under the terms of our credit agreement described below, there are no restrictions on our share repurchases provided our debt levels remain under $40.0 million, including amounts outstanding under our letters of credit. If debt levels exceed $40.0 million, we are limited to a total of $25.0 million in share repurchases between October 10, 2003 and May 20, 2005, the maturity date of the credit agreement. Our debt level was $15.8 million at December 31, 2003.

As of December 31, 2003, we had five irrevocable letters of credit that totaled $11.2 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. As of December 31, 2003, no amounts were outstanding under these letters of credit agreements.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of our subsidiaries’ capital stock. As of December 31, 2003, we had $15.8 million of debt outstanding on our credit facility.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. Since January 15, 2003, we qualify for an interest rate of LIBOR plus 175 basis points or the base rate plus 25 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, activity relating to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. As of December 31, 2003, we were in compliance with all covenants under the credit facility.

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. To date we have made payments on principal balances of $26.8 million which includes our scheduled quarterly payments as well as additional payment totaling $5.0 million. Our principal payments are currently $3.8 million per quarter and ultimately will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. Our commitment fee on the unused portion of the facility is currently equal to 20 basis points.

As of December 31, 2003, our deferred income tax assets totaled $38.8 million. In the year ended December 31, 2003, we recorded $11.6 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2003:

	Payments Due by Period
Contractual Obligations As of December 31, 2003	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$15,750	$13,250	$2,500	$—	$—
Capital lease obligations	1,840	1,005	835	—	—
Operating leases	2,773	568	847	890	468
Purchase obligations*	10,149	10,149	—	—	—

Total contractual cash obligations	$30,512	$24,972	$4,182	$890	$468

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of December 31, 2003	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$11,246	$11,056	$190	$—	$—

Total commercial commitments	$11,246	$11,056	$190	$—	$—

We believe existing cash, cash equivalents, short-term investments and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the number of available Coinstar units held in inventory, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and potential future acquisitions.

Quarterly Financial Results

The following table sets forth selected unaudited quarterly financial information for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the quarterly results for the periods. The operating results for any quarter are not necessarily indicative of the results for future periods.

	Three Month Periods Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$46,366	$48,671	$43,102	$37,997	$41,651	$42,941	$37,918	$33,165
Expenses:
Direct operating	20,590	20,384	18,568	17,284	18,010	18,141	16,448	15,189
Sales and marketing	4,730	3,051	2,634	704	3,239	2,711	2,789	534
Product research and development	1,389	1,566	1,524	1,293	1,249	1,170	1,344	1,234
Selling, general and administrative	5,222	5,658	6,487	5,833	5,510	5,284	5,572	5,774
Depreciation and amortization	7,282	6,802	6,680	6,380	6,428	6,409	6,363	6,610

Income from operations	7,153	11,210	7,209	6,503	7,215	9,226	5,402	3,824
Interest income and other, net	41	38	52	132	92	67	87	63
Interest expense	(216)	(300)	(336)	(358)	(457)	(535)	(1,017)	(1,701)
Early retirement of debt	—	—	—	—	—	—	(3,836)	(2,472)

Income (loss) from operations before income taxes	6,978	10,948	6,925	6,277	6,850	8,758	636	(286)
Income taxes	(2,548)	(4,014)	(2,676)	(2,335)	42,555	—	—	—

Net income (loss)	$4,430	$6,934	$4,249	$3,942	$49,405	$8,758	$636	$(286)

Net income (loss) per share:
Basic	$0.21	$0.32	$0.20	$0.18	$2.25	$0.40	$0.03	$(0.01)
Diluted	0.21	0.32	0.19	0.18	2.17	0.38	0.03	(0.01)

Quarterly cash flow information:
Net cash provided by operating activities	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842	$5,726
Net cash used by investing activities	(7,680)	(5,770)	(5,009)	(7,540)	(6,088)	(6,485)	(5,104)	(4,435)
Net cash used by financing activities	(4,600)	(13,176)	(8,411)	(5,420)	(9,145)	(4,179)	(9,133)	(9,487)

Reconciliation of GAAP measurement to EBITDA(1):
Net cash provided by operating activities	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842	$5,726
Changes in operating assets and liabilities	(6,369)	10,186	(11,224)	11,097	(4,094)	4,434	(5,728)	3,706
Other non-cash items(2)	—	—	(28)	93	38	(42)	(279)	(636)
Net interest expense	182	251	280	287	363	449	930	1,608
Cash paid for taxes	232	260	523	—	—	—	—	—

EBITDA(1)	$14,442	$18,001	$13,885	$12,944	$13,641	$15,616	$11,765	$10,404

EBITDA margin as a percentage of revenue	31.1%	37.0%	32.2%	34.1%	32.8%	36.4%	31.0%	31.4%

(1)	EBITDA represents earnings before net interest expense, income taxes, depreciation, and amortization. EBITDA is a non-GAAP measure which is provided as a complement to results provided in accordance with GAAP. However, non-GAAP measures are not a substitute for measures computed in accordance with GAAP. We believe EBITDA is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness and for purposes of calculating certain debt covenants. In addition, management uses such non-GAAP measures internally to evaluate the Company’s performance and manage its operations. See above for the reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measurement to EBITDA.

(2)	Other non-cash items generally consist of non-cash stock-based compensation.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities*	Expected Maturity Date					December 31, 2003
(in thousands)	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt:
Variable rate	$13,250	$2,500	—	—	—	$15,750	$15,750
Average interest rate	3.19%	4.00%	—	—	—	3.43%
Interest rate derivatives:
Interest rate swaps:
Variable to fixed	$10,000	—	—	—	—	$10,000	$95
Average pay rate	2.50%	—	—	—	—	2.50%
Average receive rate	1.26%	—	—	—	—	1.26%

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. Currently our interest rates are based on LIBOR plus 175 basis points. We have entered into an interest rate swap covering $10.0 million of our long-term debt. Please refer to the following discussion about the interest rate swap.

We have entered into variable-rate debt and a variable to fixed interest rate swap that, at December 31, 2003, had outstanding balances of $15.8 million and $10.0 million respectively. Based on our variable-rate obligations outstanding at December 31, 2003, an increase or decrease of 1.0% in interest rates would, respectively, increase or decrease our annual interest expense and related cash payments by approximately $26,000. Such potential increases or decreases are based on certain simplifying assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On July 26, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap is $10.0 million, the maturity date is August 21, 2004 and the interest rate reset dates of the swap match those of the underlying debt. On October 10, 2003, we renegotiated our existing credit agreement and the requirement to maintain an interest rate swap has been eliminated from the credit agreement.

The fair value of the interest rate swap at December 31, 2003 resulted in a liability of approximately $95,000. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

Item 8.    Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 8, 2003, the Audit Committee of Coinstar dismissed Deloitte & Touche LLP and engaged KPMG LLP as our independent auditors for 2003. Additional information regarding our change in auditors can be found in our current report on Form 8-K filed with the SEC on September 9, 2003. There have been no disagreements between Coinstar and our accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9A.    Controls and Procedures.

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures are effective.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

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

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The financial statements required by this item are submitted in a separate section beginning on page 33 of this Annual Report on Form 10-K.

		Page
(a)(1)	Index to Financial Statements
	Independent Auditors’ Report – KPMG LLP	33
	Independent Auditors’ Report – Deloitte & Touche LLP	34
	Consolidated Balance Sheets	35
	Consolidated Statements of Operations	36
	Consolidated Statements of Stockholders’ Equity	37
	Consolidated Statements of Cash Flows	38
	Notes to Consolidated Financial Statements	39
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

Exhibit Number	Description of Document

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(1)	Reference is made to Exhibits 3.1 through 3.2.

4.2(1)	Specimen Stock Certificate.

4.3(1)	Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.

4.4(3)	Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

4.5(3)	Registrant’s Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.

4.6(3)	Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.

4.7(10)	Credit Agreement dated as of April 18, 2002 among Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank – California.

4.8(10)	Amendment No. 1 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank N.A. and Comerica Bank – California.

4.9(12)	Amendment No. 2 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank N.A. and Comerica Bank – California.

4.10(12)	Subordination Agreement to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, Key Bank N.A. and Comerica Bank – California.

4.11(13)	Amendment No. 3 to the Credit Agreement dated as of April 18, 2002 between the Registrant and Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank N.A. and Comerica Bank – California.

Exhibit Number	Description of Document

10.1(1)	Amended and Restated Registrant’s 1997 Equity Incentive Plan.

10.2(1)	Registrant’s 1997 Employee Stock Purchase Plan.

10.3(8)	Amended and Restated Registrant’s 1997 Non-Employee Directors’ Stock Option Plan.

10.4(1)	Form of Indemnity Agreement between the Registrant and its Executive Officers and Directors.

10.5	Lease Agreement between Registrant and EOP Operating Limited Partnership dated January 1, 2004.

10.8(8)	Registrant’s 2000 Equity Incentive Plan.

10.9(5)	Amendment No. 1 to Registrant’s 1997 Equity Incentive Plan dated March 15, 2001.

10.10(5)	Amendment No. 1 to Registrant’s 2000 Equity Incentive Plan dated March 15, 2001.

10.11(10)	Registrant’s Outside Directors’ Deferred Compensation Plan.

10.12(12)	1997 Amended and Restated Equity Incentive Plan.

10.13(13)	2000 Amended and Restated Equity Incentive Plan.

10.15(6)	Form of Release Agreement.

10.16	Employment Agreement between David W. Cole and the Registrant dated January 1, 2004.

10.17(9)	Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer.

10.18(10)	Registrant’s Executive Deferred Compensation Plan.

10.19(6)	Form of Release Agreement.

10.20	Employment Agreement between Richard P. Stillman and the Registrant dated January 1, 2004.

10.21(12)	Employment Agreement between Brian V. Turner and the Registrant dated April 29, 2003.

10.22(13)	Separation Agreement and General Release between William W. Booth and the Registrant dated August 25, 2003.

21.1(4)	Subsidiaries.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (No. 333-33233).

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2001 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001 (File Number 000-22555).

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2003 (File Number 000-22555).

(b)	Reports on Form 8-K.

On October 30, 2003, we filed a current report on Form 8-K dated October 30, 2003 under Items 7 and 12 issuing a press release announcing results for the quarter ended September 30, 2003.

(c)	Exhibits.

The exhibits required by this item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ BRIAN V. TURNER
Brian V. Turner Chief Financial Officer Date: February 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. COLE David W. Cole	Chief Executive Officer and Director	February 17, 2004

/s/ BRIAN V. TURNER Brian V. Turner	Chief Financial Officer	February 17, 2004

/s/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	February 17, 2004

/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Chairman of the Board	February 17, 2004

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	February 17, 2004

/s/ DAVID M. ESKENAZY David M. Eskenazy	Director	February 17, 2004

/s/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	February 17, 2004

/s/ RONALD B. WOODARD Ronald B. Woodard	Director	February 17, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheet of Coinstar, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Seattle, Washington

January 30, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Coinstar, Inc. and Subsidiary

Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Coinstar, Inc. and subsidiary (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiary at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

February 14, 2003
Seattle, Washington

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,882	$41,560
Cash being processed	60,782	61,283
Deferred income taxes	10,161	10,096
Prepaid expenses and other current assets	3,043	2,409

Total current assets	112,868	115,348

PROPERTY AND EQUIPMENT:
Coinstar units	176,329	156,182
Computers	9,197	8,882
Office furniture and equipment	1,382	1,291
Leased vehicles	3,957	4,314
Leasehold improvements	705	681

Total property and equipment	191,570	171,350
Accumulated depreciation	(130,800)	(110,807)

Total property and equipment, net	60,770	60,543
DEFERRED INCOME TAXES	28,665	39,719
OTHER ASSETS	1,771	1,026

TOTAL ASSETS	$204,074	$216,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,128	$3,176
Accrued liabilities payable to retailers	60,782	61,283
Accrued liabilities	9,513	10,180
Current portion of long-term debt and capital lease obligations	14,188	14,916

Total current liabilities	86,611	89,555
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	3,273	21,830

Total liabilities	89,884	111,385

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2003 or 2002	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 22,461,525 and 22,131,844 shares issued and 21,228,311 and 21,832,344 shares outstanding at December 31, 2003 and 2002, respectively	191,370	187,473
Accumulated deficit	(55,798)	(75,353)
Treasury stock	(22,783)	(7,496)
Accumulated other comprehensive income	1,401	627

Total stockholders’ equity	114,190	105,251

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,074	$216,636

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUE	$176,136	$155,675	$129,352
EXPENSES:
Direct operating	76,826	67,788	58,072
Sales and marketing	11,119	9,273	9,188
Product research and development	5,772	4,997	4,162
Selling, general and administrative	23,200	22,140	22,245
Depreciation and amortization	27,144	25,810	26,349

Income from operations	32,075	25,667	9,336
OTHER INCOME (EXPENSE):
Interest income and other, net	263	309	707
Interest expense	(1,210)	(3,710)	(8,302)
Early retirement of debt	—	(6,308)	—

Income from continuing operations before income taxes	31,128	15,958	1,741
Income taxes	(11,573)	42,555	—

Income from continuing operations	19,555	58,513	1,741
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(9,127)

NET INCOME (LOSS)	$19,555	$58,513	$(7,386)

NET INCOME (LOSS) PER SHARE:
Basic:
Continuing operations	$0.91	$2.68	$0.08
Discontinued operations	—	—	(0.43)

Net income (loss) per share	$0.91	$2.68	$(0.35)

Diluted:
Continuing operations	$0.90	$2.58	$0.08
Discontinued operations	—	—	(0.42)

Net income (loss) per share	$0.90	$2.58	$(0.34)

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 2000	20,388,705	$161,339	$(126,480)	$—	$(17)	$34,842
Issuance of common stock	3,324	64				64
Issuance of shares under employee stock purchase plan	54,319	760				760
Exercise of stock options, net	867,697	7,701				7,701
Net exercise of common stock warrants	36,955	—				—
Stock issued in connection with purchase of minority interest of subsidiary	52,656	1,000				1,000
Stock-based compensation expense		195				195

Comprehensive loss:
Net loss			(7,386)			(7,386)	$(7,386)
Foreign currency translation adjustments					51	51	51

Total comprehensive loss							$(7,335)

BALANCE, December 31, 2001	21,403,656	171,059	(133,866)		34	37,227

Issuance of shares under employee stock purchase plan	39,325	816				816
Exercise of stock options, net	688,253	7,445				7,445
Stock-based compensation expense	610	893				893
Tax benefit on options and employee stock purchase plan		7,260				7,260
Repurchase of common stock	(299,500)			(7,496)		(7,496)
Comprehensive income:
Net income			58,513			58,513	$58,513
Foreign currency translation adjustments					741	741	741
Interest rate swap on long-term debt					(148)	(148)	(148)

Total comprehensive income:							$59,106

BALANCE, December 31, 2002	21,832,344	187,473	(75,353)	(7,496)	627	105,251

Issuance of shares under employee stock purchase plan	70,728	960				960
Exercise of stock options, net	256,304	2,696				2,696
Stock-based compensation expense	2,649	43				43
Non-cash stock-based compensation		(65)				(65)
Tax benefit on options and employee stock purchase plan		263				263
Repurchase of common stock	(933,714)			(15,287)		(15,287)
Comprehensive income:
Net income			19,555			19,555	$19,555
Short-term investments net of tax expense of $6					10	10	10
Foreign currency translation adjustments net of tax expense of $722					676	676	676
Interest rate swap on long-term debt net of tax benefit of $36					88	88	88

Total comprehensive income:							$20,329

BALANCE, December 31, 2003	21,228,311	$191,370	$(55,798)	$(22,783)	$1,401	$114,190

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$19,555	$58,513	$(7,386)
Loss from discontinued operations	—	—	9,127

Income from continuing operations	19,555	58,513	1,741
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and amortization	27,144	25,851	26,475
Loss on early retirement of debt	—	6,308	—
Non-cash stock-based compensation	(65)	878	195
Deferred taxes	10,558	(42,555)	—
Cash provided (used) by changes in operating assets and liabilities
Prepaid expenses and other current assets	(542)	(319)	279
Other assets	(159)	(1,196)	(35)
Accounts payable	(1,047)	(2,652)	1,793
Accrued liabilities payable to retailers	(876)	7,380	11,091
Accrued liabilities	(1,066)	(1,531)	3,834
Net cash provided by discontinued operations	—	—	1,429

Net cash provided by operating activities	53,502	50,677	46,802
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(352)	—	—
Purchases of fixed assets, net of proceeds	(24,864)	(22,112)	(18,494)
Purchase of intangible assets	(783)	—	—
Net cash used by discontinued investing activities	—	—	(617)

Net cash used by investing activities	(25,999)	(22,112)	(19,111)
FINANCING ACTIVITIES:
Principal payments on long-term debt obligations	(27,519)	(85,846)	(1,016)
Borrowings under long-term debt obligations	7,500	58,000	—
Net cash used for early retirement of debt	—	(4,878)	—
Proceeds from sale of common stock, net of issuance costs	—	—	64
Company stock repurchased	(15,287)	(7,496)	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	3,699	8,276	8,461

Net cash (used) provided by financing activities	(31,607)	(31,944)	7,509
Effect of exchange rate changes on cash	925	287	51

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED	(3,179)	(3,092)	35,251
CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of year	102,843	105,935	70,684

End of year	$99,664	$102,843	$105,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,486	$5,013	$8,160
Cash paid during the period for taxes	1,015	—	—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,001	$1,203	$1,027
Stock issued in connection with purchase of minority interest of subsidiary	—	—	1,000
Financing costs written off upon retirement of debt	—	1,430	—
Cashless exercise of warrants	—	—	723

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

NOTE 1:    ORGANIZATION AND BUSINESS

General:    We were incorporated in the state of Delaware on October 12, 1993. We own and operate the only multi-national fully-automated network of self-service coin-counting machines. Our machines are installed primarily in supermarkets across the United States, in Canada and in the United Kingdom. We have relationships with 18 of the 20 largest supermarket chains (excluding mass merchandisers) in the United States and two of the three largest chains in the United Kingdom, a well-trained field service organization and a sophisticated, highly secure and scalable two-way, wide-area communications network.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of our North American business and our wholly-owned International business in the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and cash being processed:    We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents. As of December 31, 2003, we had cash and cash equivalents of $99.7 million, which consisted of cash, coin and cash equivalents available for our operations of $38.9 million and cash being processed of $60.8 million. Cash and cash equivalents includes $5.1 million of coins residing in Coinstar machines or being processed by armored car carriers.

Cash being processed represents coin residing in Coinstar units or being processed by armored car carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers. We have the contractual right and obligation to pick up and process all coins in our machines, although in certain circumstances, we may not be able to immediately access the coins until they have been deposited into one of our regional bank accounts.

Securities available-for-sale:    Our investments are classified as available-for-sale and are stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our available-for-sale securities have maturities of one year or less and are reported at fair value based on quoted market prices. Changes in unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

Long-lived assets:    We periodically review long-lived assets for impairment to determine whether any events or circumstances indicate that the carrying amount of the assets may not be recoverable. Such review includes estimating expected future cash flows.

Property and equipment:    Property and equipment are depreciated using the straight-line method over the following useful lives:

Type Of Asset	Useful Life
Coinstar units	5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	3 years
Leasehold improvements	5 to 7 years

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Revenue recognition:    Coin processing revenue is recognized at the time the customers’ coins are counted by the Coinstar unit and a voucher is issued. The following table represents concentration of revenue from the units in service with our top three North American retail partners, as a percentage of total consolidated revenue:

	Year ended December 31,
	2003	2002	2001
The Kroger Company	22.3%	23.0%	25.3%
Albertson’s, Inc.	11.8%	12.2%	13.3%
Safeway, Inc.	7.8%	10.1%	10.8%

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our supermarket and non-supermarket retailers for the benefit of placing our machines in their stores and their agreement to provide reimbursement to our customers in exchange for the redemption of our vouchers. The fee is calculated as a percentage of each coin-counting transaction and is recorded in our income statement caption “direct operating expenses.” We recognize this expense at the time we recognize the associated revenue from each of our customer transactions.

Fair value of financial instruments:    The carrying amounts for cash and cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our term and revolving loans approximates their carrying amounts. Our interest rate swap is carried at fair value.

Foreign currency translation:    The functional currency of our International subsidiary is the British Pound Sterling. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Stock-based compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. We recorded compensation expense as a result of the accelerated vesting of stock options for certain former directors and former employees pursuant to employment agreements. In addition, certain directors receive compensation in the form of stock or deferred stock. We have recorded stock-based compensation expense of $27,000, $893,000 and $195,000 in the years ended December 31, 2003, 2002, and 2001, respectively. The following illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income (loss) as reported:	$19,555	$58,513	$(7,386)
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of related tax effect	17	558	195
Prior year’s tax effect recognized in 2002	—	(263)	—

	17	295	195
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effect	(5,053)	(5,406)	(4,867)
Prior year’s tax effect recognized in 2002	—	5,562	—

	(5,053)	156	(4,867)

Pro forma net income (loss):	$14,519	$58,964	$(12,058)

Net income (loss) per share:
Basic:
As reported	$0.91	$2.68	$(0.35)
Pro forma	$0.68	$2.70	$(0.58)
Diluted:
As reported	$0.90	$2.58	$(0.34)
Pro forma	$0.68	$2.59	$(0.55)

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 72%, 74% and 78% for 2003, 2002, and 2001, respectively; risk-free interest rates ranging from 2.1% to 4.9%; and no dividends during the expected term.

As required by SFAS No. 123, we determined that the weighted average fair value of options granted during 2003, 2002 and 2001 was $11.10, $15.07 and $14.52, respectively.

Income taxes:    The Company accounts for income taxes under the asset and liability method as set forth in SFAS No. 109, Accounting for Income Taxes, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Product research and development:    Costs incurred for product research and development activities are expensed as incurred. Software development costs are required to be capitalized when a product’s technological feasibility has been established through the date the product is available for release.

Impairment of intangible assets:    We assess the impairment of intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Intangible assets are also reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to expected historical or projected future operating results, changes in the manner of our use of the acquired assets and the strategy for our overall business and negative industry or economic trends.

Loss from early retirement of debt:    We accounted for the loss from early retirement of debt as an extraordinary item in fiscal year 2002. As of January 1, 2003, we have included losses from early retirement of debt within the other income and expense section of our consolidated statements of operations. The new method of accounting for loss on early retirement of debt is the result of adopting SFAS No. 145, Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections. Prior year financial statements have been restated to apply the new method retroactively in accordance with the standard.

Recent accounting pronouncements:    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities and employee termination costs. We adopted SFAS No. 146 on January 1, 2003, the date this statement became effective. On September 3, 2003, we announced a change in our workforce that included eliminating approximately 50 positions across our organization. This resulted in a charge to operations of approximately $600,000 for severance costs and termination benefits.

NOTE 3:    ACQUISITION

On February 6, 2003, we acquired substantially all of the assets and assumed certain liabilities of Prizm Technologies, Inc., a privately held corporation. Prizm’s proprietary technology allows consumers to conduct a range of automated prepaid wireless transactions at its TOP-UP™ terminals, such as adding minutes to a prepaid wireless handset. The purchase was accounted for as a business combination under the provisions of SFAS No. 141, Business Combinations. The fair value of the assets acquired and liabilities assumed were included in our financial statements as of February 6, 2003, the acquisition date. The purchase price of this acquisition does not have a material impact on our consolidated financial position. In June 2003, we entered into an agreement with the shareholders of Prizm pursuant to which they agreed to relinquish any claims for additional consideration in connection with the “earn-out” provisions in the asset purchase agreement in exchange for a maximum payment of $400,000 contingent on meeting certain terms and conditions through the end of the year. These terms and conditions were met as of December 31, 2003 and we subsequently paid $400,000 to the shareholders of Prizm. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we have tested the intangible balance for impairment and determined the asset balance is not impaired.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 4:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2003	2002
	(in thousands)
Payroll related expenses	$3,769	$4,964
Interest payable	163	297
Estimated taxes	1,002	1,356
Service contract providers	2,137	1,846
Other	2,442	1,717

	$9,513	$10,180

NOTE 5:    LONG-TERM DEBT

Our term debt at December 31 consisted of the following:

	2003	2002
	(in thousands)
Bank of America term loan	$13,250	$34,667
Bank of America revolving line of credit	2,500	—

	15,750	34,667
Less current portion	(13,250)	(13,917)

Long-term debt	$2,500	$20,750

Bank of America credit facility:    On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank—California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiary, including the pledge of our subsidiary’s capital stock.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. As of December 31, 2003, interest rates were 2.92%, based upon LIBOR plus 175 basis points resulting from an improvement in our consolidated leverage ratio.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

EBITDA, a minimum fixed charge coverage ratio, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement.

Quarterly principal payments on the outstanding term loan began September 30, 2002 and are based upon the repayment terms as specified in the agreement. Our current principal payments are $3.8 million per quarter and our principal payments will increase to $4.3 million per quarter beginning June 30, 2004, with all remaining principal and interest due May 20, 2005, the maturity date of the credit facility. Commitment fees on the unused portion of the facility, initially equal to 40 basis points, may vary and are based on our maintaining certain consolidated leverage ratios. As of December 31, 2003, commitment fees on the unused portion of the facility were equal to 20 basis points.

Principal payments:    As of December 31, 2003, scheduled principal payments on long-term debt are as follows:

(in thousands)
2004	$13,250
2005	2,500

$15,750

Interest rate swap:    On July 26, 2002, we entered into an interest rate swap in order to manage our exposure to future interest rate and cash flow changes related to our floating interest rate debt. We entered into this swap in order to comply with certain of our credit facility requirements with Bank of America. The notional principal amount of the swap is $10.0 million, the maturity date is August 21, 2004 and the interest rate reset dates of the swap match those of the underlying debt. On October 10, 2003, we renegotiated our existing credit agreement and the requirement to maintain an interest rate swap has been eliminated from the credit agreement.

We have recognized the fair value of the interest rate swap as a liability of $95,000 at December 31, 2003. Any change in the fair value of the interest rate swap is reported in accumulated other comprehensive income. Because the critical terms of the interest rate swap and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

NOTE 6:    EARLY RETIREMENT OF DEBT

During the first two quarters of 2002, we repurchased our 13% senior subordinated discount notes with our available cash, and $43.0 million of debt from a newly acquired $90.0 million credit facility with Bank of America. In connection with these repurchases, we recorded a $6.3 million charge associated with the write-off of the remaining debt acquisition costs and the payment of premium associated with the early retirement of the indebtedness.

NOTE 7:    COMMITMENTS

Lease commitments:    Our principal administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that renewed on January 1, 2004 and expires December 1, 2009. The future minimum payments of this new lease are at a lower monthly rate than under the prior lease terms. We also lease a 24,367 square foot warehouse facility in Kent, Washington under a lease agreement that commenced on April 1, 2002 and expires March 31, 2005. The agreements require us to pay

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

a portion of operating costs and minimum monthly payments, which escalate annually, based on a stated schedule. Each agreement allows us to renew each lease for one consecutive period of five years and three years, respectively.

We have entered into capital lease agreements to finance the acquisition of certain automobiles. We retain title to such assets. These capital leases have terms of 36 months at imputed interest rates that range from 4.1% to 11.7%. Assets under capital lease obligations aggregated $4.0 million and $4.3 million, net of $1.8 million and $1.6 million of accumulated amortization, at December 31, 2003 and 2002, respectively.

A summary of our minimum lease obligations at December 31, 2003 is as follows:

	Capital Leases	Operating Leases
	(in thousands)
2004	$1,005	$568
2005	735	425
2006	100	422
2007	—	422
2008	—	468
Thereafter	—	468

Total minimum lease commitments	1,840	$2,773

Less amounts representing interest	(129)

Present value of lease obligation	1,711
Less current portion	(938)

Long-term portion	$773

Rental expense was $1.4 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

Purchase commitments:    We have entered into certain purchase agreements with suppliers of Coinstar units, which in aggregate total purchase commitments of $10.1 million in 2004.

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

Letter of credit:    As of December 31, 2003, we had five irrevocable letters of credit that totaled $11.2 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. As of December 31, 2003, no amounts were outstanding under these letters of credit agreements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 8:    DISCONTINUED OPERATIONS

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

Summarized below are the operating results for the Meals.com business, which are included in the accompanying consolidated statements of operations, under the caption “Loss from discontinued operations.” Also included below is the loss on the disposal of the Meals.com business, which is also reported in the accompanying consolidated statements of operations under the caption “Loss from discontinued operations.”

2001
(in thousands)
Revenue	$619
Operating expenses	7,321

Operating loss	(6,702)
Interest, other income and minority interest, net	965

Loss from discontinued operations	(5,737)
Loss on disposal of discontinued operations	(3,390)

Total loss from discontinued operations	$(9,127)

NOTE 9:    STOCKHOLDERS’ EQUITY

Warrants:    On March 3, 1999, we acquired from Compucook, Inc., assets consisting of Internet domain names, software, fixed assets, contracts, and web site content. In consideration of the purchase, we issued a warrant to purchase 25,000 shares of our common stock at an exercise price of $15.63 per share, which expires on March 2, 2004. There are no other warrants outstanding.

Treasury stock:    Our board of directors approved a stock repurchase program authorizing purchases of up to $30.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of December 31, 2003, the additional amounts equal to the proceeds received from option exercises or other equity purchases totaled approximately $3.7 million. In 2003, we repurchased 933,714 shares of our common stock for $15.3 million, which includes our fourth quarter repurchase of 119,800 shares at a cost of approximately $2.0 million. In December 2002, we repurchased 299,500 shares of common stock at a cost of approximately $7.5 million.

Under the terms of our credit agreement, there are no restrictions on our share repurchases provided our debt levels remain under $40.0 million, which include amounts outstanding under our letters of credit. If debt levels exceed $40.0 million, we are limited to a total of $25.0 million in share repurchases between October 10, 2003 and May 20, 2005, the maturity date of the credit agreement.

NOTE 10:    STOCK-BASED COMPENSATION PLANS

Stock options:    During 2003, we granted options to employees under the 2000 Equity Incentive Plan (the “2000 Plan”) and the 1997 Equity Incentive Plan, as amended (the “1997 Plan”), which generally vest over four

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

years and expire after 10 years. The 1997 Plan is an amendment and restatement of our 1992 Stock Option Plan. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 4,380,000 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $32.79 per share, which represented fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering. We did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

In March 1997, we adopted the Non-Employee Directors’ Stock Option Plan, under which the board of directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.75 to $30.00 per share, which represented the fair market value at the date of grant.

The price ranges of all options exercised were $0.40 to $18.93 in 2003, $0.25 to $25.78 in 2002, and $0.40 to $19.25 in 2001. At December 31, 2003, there were 3,204,132 shares of unissued common stock reserved for issuance under all the Stock Plans of which 893,642 shares were available for future grants. The numbers of common stock options under the plans are as follows as of December 31:

	2003		2002		2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Number of common shares under option:
Outstanding, beginning of year	2,692,054	$17.91	2,912,350	$14.98	3,025,664	$11.03
Granted	187,038	19.16	559,280	24.31	856,749	22.66
Exercised	(272,114)	10.92	(705,012)	11.25	(888,724)	9.17
Canceled or expired	(296,488)	21.12	(74,564)	13.58	(81,339)	12.39

Outstanding, end of year	2,310,490	18.43	2,692,054	17.91	2,912,350	14.98

Exercisable, end of year	1,465,062	16.77	1,247,653	14.89	1,201,548	11.57

The following table summarizes information about common stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at December 31, 2003	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at December 31, 2003	Weighted average exercise price
$ 0.70 – $10.00	138,287	3.95	$ 8.47	136,770	$8.45
10.01 – 14.00	511,333	5.55	11.35	486,305	11.34
14.01 – 22.00	726,603	7.49	18.23	414,239	17.89
22.01 – 23.50	737,769	8.46	23.04	282,146	23.13
23.50 – 32.79	196,498	8.27	27.26	145,602	27.21

	2,310,490	7.23	18.43	1,465,062	16.77

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Stock purchase plan:    In March 1997, we adopted the Employee Stock Purchase Plan (the “ESPP”) under Section 423(b) of the Internal Revenue Code. Under the ESPP, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. During 2001, shareholders approved an increase of 200,000 shares eligible for issuance under the ESPP, bringing the total number of shares reserved for issuance to 600,000. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During 2003, stock purchases totaling $960,600 were made as a result of payroll deductions from employees. Actual shares purchased by participating employees in 2003 totaled 70,728 at an average price of $13.58.

NOTE 11:    INCOME TAXES

The components of income tax expense were as follows:

	December 31, 2003	December 31, 2002
	(in thousands)
Current:
U.S. Federal	$600	$—
State and local	400	—
Foreign	15	—

Total current	1,015	—
Deferred:
U.S. Federal	9,883	(36,654)
State and local	675	(5,901)

Total deferred	10,558	(42,555)

Total tax expense (benefit)	$11,573	$(42,555)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to the net income or loss from continuing operations before income taxes and extraordinary items. The sources and tax effects of the differences are as follows:

	December 31,
	2003	2002	2001
U.S. federal tax expense (benefit) at the statutory rate	35.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	3.6%	3.9%	(3.5)%
Research and development credits	—	(1.3)%	(6.1)%
Non-deductible foreign expenses	0.5%	1.3%	—
Other	0.9%	1.6%	(4.8)%
Change in valuation allowance for deferred tax asset	(1.8)%	(306.2)%	48.4%
Utilization of net operating loss at an increased rate	(1.0)%	—	—

	37.2%	(266.7)%	0.0%

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Future tax benefits for net operating loss and tax credit carryforwards are also recognized to the extent that realization of such benefits is more likely than not. Significant components of our deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	December 31,
	2003	2002
	(in thousands)
Depreciation and amortization	$(4,029)	$(5,093)
Net unrealized gains on investments	(692)	—

Total deferred tax liabilities	(4,721)	(5,093)

Tax loss and credit carry forwards	42,989	55,501
Other	1,138	806

Total deferred tax assets	44,127	56,307

Net deferred tax asset	39,406	51,214
Valuation allowance	(580)	(1,399)

	$38,826	$49,815

At December 31, 2003, we had approximately $111.5 million of net operating loss and credit carryforwards that expire from the years 2006 to 2021. Changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year. The company also has minimum and state tax credit carryforwards of approximately $1.0 million which are available to reduce future federal and state regular income taxes, if any, over an indefinite period.

The valuation allowance on the U.S. deferred tax assets was eliminated in 2002 because current operations indicate that realization of the related deferred tax asset is now more likely than not to occur. We maintained a valuation allowance for net operating loss carryovers related to foreign operations. The net change in the valuation allowance during the years ended December 31, 2003, 2002 and 2001 was $(0.8) million, $(52.2) million and $9.4 million, respectively.

For tax purposes, the income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes at December 31, 2003 and 2002 credited to common stock was approximately $0.3 million and $7.3 million, respectively. Of the 2002 benefit, approximately $3.9 million related to stock option activity in 2002 and the remaining $3.4 million related to stock option activity which occurred during the year ended December 31, 2001.

NOTE 12:    INCOME (LOSS) PER SHARE

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except share data)
Numerator:
Net income from continuing operations	$19,555	$58,513	$1,741
Net loss from discontinued operations	—	—	(9,127)

Net income (loss)	$19,555	$58,513	$(7,386)

Denominator:
Weighted average shares for basic calculation	21,489	21,820	20,869
Warrants	2	11	22
Incremental shares from employee stock options	297	892	954

Weighted average shares for diluted calculation	21,788	22,723	21,845

For the years ended December 31, 2003, 2002 and 2001, options to acquire 2.0 million, 0.1 million and 0.2 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 13:    RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and 50% employer matching contributions of up to 6% of annual compensation. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $898,000, $740,000 and $566,000 to the plan for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 14:    DE-INSTALLATION OF MACHINES

On July 9, 2003, we announced that we were unable to reach mutually acceptable economic terms with Safeway, Inc. with respect to continuing to provide Coinstar units and related services in the Safeway supermarket chain. As a result, our contract with Safeway was terminated effective August 6, 2003. However, until we de-install all machines, we will continue to receive revenue from those Coinstar units remaining in Safeway stores. Coinstar units in Safeway stores generated approximately $13.7 million or 7.8% of our revenue in 2003. Approximately 1,000 machines will be de-installed from Safeway stores. We began removing our machines from Safeway supermarket locations in the third quarter of 2003 and had completed about 90% of the de-installation process by December 31, 2003. We expect to de-install our remaining Coinstar units from Safeway stores during the first quarter of 2004.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 15:    TERMINATION OF SUPPLIER RELATIONSHIP

Through April 1999, Scan Coin AB of Malmo, Sweden, was our sole source provider of our coin- counting devices. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin claimed that we had breached the contract and made claims to certain of our intellectual property. On May 5, 1999, Scan Coin terminated its agreement with us and reasserted the breach of contract claim and the claim to certain of our intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence.

NOTE 16:    BUSINESS SEGMENT INFORMATION

Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

We are organized into two reportable business segments: our North American business (which includes the United States and Canada) and our International business (which includes the United Kingdom). As mentioned in Note 8, we discontinued operations of our Meals.com segment. Accordingly, information regarding Meals.com has been excluded from the segment disclosure information below.

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Revenue:
North American business	$165,274	$149,615	$127,816
International business	10,862	6,060	1,645
Intercompany eliminations and reclassifications	—	—	(109)

Total revenue	$176,136	$155,675	$129,352

Net income (loss) from continuing operations:
North American business	$16,513	$59,642	$4,201
International business	3,042	(1,129)	(1,850)
Intercompany eliminations and reclassifications	—	—	(610)

Total net income from continuing operations	$19,555	$58,513	$1,741

	December 31,
	2003	2002
	(in thousands)
Total assets:
North American business	$199,132	$217,352
International business	20,174	12,253
Intercompany eliminations	(15,232)	(12,969)

Total assets	$204,074	$216,636