Form 10-Q
period 2004-03-31
COINSTAR INC
filed 2004-05-07
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2004
Common Stock, $0.001 par value	21,319,296

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,033	$38,882
Cash being processed	53,202	60,782
Trade accounts receivable, net of allowance for doubtful accounts of $87	2,455	—
Inventory	2,891	—
Deferred income taxes	7,337	10,161
Prepaid expenses and other current assets	5,848	3,043

Total current assets	110,766	112,868
PROPERTY AND EQUIPMENT:
Coinstar units	181,031	176,329
Computers	9,158	9,197
Office furniture and equipment	1,403	1,382
Leased vehicles	4,412	3,957
Leasehold improvements	723	705

Total property and equipment	196,727	191,570
Accumulated depreciation	(136,437)	(130,800)

Total property and equipment, net	60,290	60,770
DEFERRED INCOME TAXES	29,061	28,665
OTHER ASSETS	653	699
GOODWILL	3,979	454
INTANGIBLE ASSETS, net of accumulated amortization of $192 in 2004 and $138 in 2003	1,494	618

TOTAL ASSETS	$206,243	$204,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,038	$2,128
Accrued liabilities payable to retailers	53,202	60,782
Accrued liabilities	9,940	9,513
Current portion of long-term debt and capital lease obligations	11,006	14,188

Total current liabilities	82,186	86,611
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	3,354	3,273

Total liabilities	85,540	89,884
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2004 or 2003	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 22,551,585 and 22,461,525 shares issued and 21,318,371 and 21,228,311 shares outstanding at March 31, 2004 and December 31, 2003, respectively	193,090	191,370
Accumulated deficit	(51,181)	(55,798)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,577	1,401

Total stockholders’ equity	120,703	114,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,243	$204,074

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Month Periods Ended March 31,
	2004	2003
REVENUE	$43,052	$37,997
EXPENSES:
Direct operating	20,218	17,694
Sales and marketing	573	704
Product research and development	1,441	1,293
Selling, general and administrative	5,541	5,423
Depreciation, amortization and other	7,968	6,380

Income from operations	7,311	6,503
OTHER INCOME (EXPENSE):
Interest income and other, net	69	132
Interest expense	(246)	(358)

Income before income taxes	7,134	6,277
Income taxes	(2,517)	(2,335)

NET INCOME	$4,617	$3,942

NET INCOME PER SHARE:
Basic	$0.22	$0.18
Diluted	$0.21	$0.18
WEIGHTED SHARES OUTSTANDING:
Basic	21,290	21,766
Diluted	21,533	22,148

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Month Period Ended March 31, 2004

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2004	21,228,311	$191,370	$(55,798)	$(22,783)	$1,401	$114,190
Issuance of shares under employee stock purchase plan	31,880	371				371
Exercise of stock options	54,027	598				598
Stock-based compensation expense	586	9				9
Warrants issued in connection with acquisition		595				595
Net exercise of common stock warrants	3,567
Tax benefit on options and employee stock purchase plan		147				147
Comprehensive income:
Net income			4,617			4,617	$4,617
Other comprehensive income :
Short term investments net of tax expense of $3					4	4	4
Foreign currency translation adjustments, net of tax expense of $70					112	112	112
Interest rate swap on long-term debt, net of tax expense of $36					60	60	60

Total comprehensive income							$4,793

BALANCE, March 31, 2004	21,318,371	$193,090	$(51,181)	$(22,783)	$1,577	$120,703

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Month Periods Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$4,617	$3,942
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, amortization and other	7,968	6,380
Non-cash stock-based compensation	9	(93)
Deferred taxes	2,281	2,335
Cash provided (used) by changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(392)	—
Inventory	(362)	—
Prepaid expenses and other current assets	(1,616)	(2,372)
Other assets	2	(37)
Accounts payable	1,933	(1,197)
Accrued liabilities payable to retailers	(7,718)	(4,285)
Accrued liabilities	(785)	(3,206)

Net cash provided by operating activities	5,937	1,467
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(11)	(219)
Purchase of property and equipment, net of proceeds	(5,815)	(6,564)
Acquisition of CellCards of Illinois, net of cash acquired of $1,087	(4,751)	—
Purchase of intangible assets	—	(757)

Net cash used by investing activities	(10,577)	(7,540)
FINANCING ACTIVITIES:
Principal payments on long-term debt	(4,030)	(2,946)
Company stock repurchased	—	(2,990)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	969	516

Net cash used by financing activities	(3,061)	(5,420)
Effect of exchange rate changes on cash	272	(63)

NET DECREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:	(7,429)	(11,556)
CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	99,664	102,843

End of period	$92,235	$91,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$274	$388
Cash paid during the period for taxes	236	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,035	$388
Issuance of warrants for acquisition	595	—
Accrual of other assets	1,291	—

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended March 31, 2004 and 2003

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: We develop, own and operate a network of automated, self-service coin-counting machines that provide consumers with a convenient means to convert loose coins into cash. As of March 31, 2004, we had a total installed base of nearly 11,000 coin-counting machines. In addition, acquisitions during the past twelve months have laid the foundation for the distribution of various prepaid products through point-of-sale and non-coin-counting kiosks and we are currently offering our prepaid products in over 13,000 drugstores, universities, shopping malls and convenience stores.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of our North American business and our wholly owned subsidiaries: Coinstar International, Inc. and CellCards LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. The following illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Three Month Periods Ended March 31,
	2004	2003
	(in thousands except per share data)
Net income as reported:	$4,617	$3,942
Total stock-based employee compensation included in the determination of net income as reported, net of $8 and $26 tax effect for 2004 and 2003, respectively	12	(43)
Total stock-based employee compensation determined under fair value method for all awards, net of $609 and $751 tax effect for 2004 and 2003, respectively	(1,262)	(1,225)

Pro forma net income:	$3,367	$2,674

Net income per share:
Basic:
As reported	$0.22	$0.18
Pro forma	0.16	0.12
Diluted:
As reported	0.21	0.18
Pro forma	0.16	0.12

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we will test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Intangible assets: Our intangible assets are comprised primarily of customer relationships acquired in connection with our acquisition of CellCards during February 2004 and the purchase of technology acquired in connection with our acquisition of Prizm Technology in 2003. An independent consultant used expectations of future cash flows to estimate the fair value of the acquired customer relationships. We will amortize our intangible assets over their expected useful lives. We recognized amortization expense of $192,000 and $138,000 for the quarters ended March 31, 2004 and 2003 respectively.

Revenue recognition: We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. We recognize revenue for our prepaid products at the point of sale based on our commissions earned, net of retailer fees.

Recent accounting pronouncements: In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. This interpretation applies to interests in variable interest entities for periods ending after March 15, 2004. We adopted this interpretation which did not have any impact on our financial statements.

Reclassifications: Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

NOTE 2: ACQUISITION

On February 13, 2004, we acquired 100% of the equity interests of CellCards of Illinois, LLC (“CellCards”) for a purchase price of approximately $6.6 million. CellCards is one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes and prepaid phone cards.

The purchase consisted of a cash payment of $5.8 million, the issuance of 150,000 warrants and other related acquisition expenses totaling approximately $185,000. The warrants have an exercise price of $18.67; and were issued in two tranches of 25,000 and 125,000. The tranches become exercisable in six months and twelve months, respectively, upon achieving certain financial targets, or upon certain change of control provisions. Failure to achieve these targets will result in the expiration of these warrants.

The acquisition was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The respective estimated fair values were determined at the acquisition date and resulted in excess purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired of $3.5 million.

The allocation of the purchase price is summarized below (in thousands):

Current assets	$5,690
Long-term assets	439
Intangible assets	929
Goodwill	3,525
Assumed liabilities	(3,970)

Net assets acquired	$6,613

NOTE 3: INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Month Periods Ended March 31,
	2004	2003
	(in thousands)
Numerator:
Net income	$4,617	$3,942
Denominator:
Weighted average shares for basic calculation	21,290	21,766
Warrants	1	3
Incremental shares from employee stock options	242	379

Weighted average shares for diluted calculation	21,533	22,148

For the three month periods ended March 31, 2004 and 2003, options to acquire 1.9 million and 1.4 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Three Month Periods Ended March 31,
	2004	2003
	(in thousands)
Net income	$4,617	$3,942
Other comprehensive income (loss)	176	(350)

Total comprehensive income	$4,793	$3,592

NOTE 5: PROPERTY AND EQUIPMENT

During the period ended March 31, 2004, we evaluated our long lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. As a result of our evaluation, we recorded a charge of approximately $1.3 million for the write down of the first generation technology of our prepaid products. This charge is reported in the line item titled, Depreciation, amortization and other, of our Consolidated Statement of Operations.

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

	Three Month Periods Ended March 31,
	2004	2003
	(in thousands)
Revenue:
North American business	$39,419	$35,971
International business	3,633	2,026

Total revenue	$43,052	$37,997

Net income:
North American business	$4,043	$3,810
International business	574	132

Total net income	$4,617	$3,942

	March 31, 2004	December 31, 2003
	(in thousands)
Total assets:
North American business	$200,706	$199,132
International business	20,248	20,174
Intercompany eliminations	(14,711)	(15,232)

Total assets	$206,243	$204,074

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Conditions,” and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

Revenue

Coin Processing Services

We derive substantially all our revenue from coin processing services generated by our installed base of Coinstar units located in supermarket chains and other retail locations in the United States, Canada and the United Kingdom. We generate revenue based on a processing fee charged on the total dollar amount of coins processed in a transaction. We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar units. Overall revenue growth is primarily dependent on the growth in coin processing volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin processing volumes per unit generally increase with the length of time the unit is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. We believe that coin processing volumes per unit may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the units, (ii) the amount of consumer traffic in the stores in which the units are located and (iii) seasonality.

Prepaid Products

We are beginning to derive some revenue from sales of prepaid products, such as prepaid wireless, prepaid MasterCard® cards and prepaid phone cards. We generate this revenue based on commissions earned, net of retailer fees, on the sale of our prepaid products. As part of our strategy to increase our prepaid product offerings, we recently acquired CellCards of Illinois, LLC, one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes, prepaid phone cards and bill payment capabilities. The acquisition adds to our retail base approximately 13,000 new point-of-sale locations, including three nationwide drug store chains: Walgreen Co., CVS Corporation and Eckerd Corporation. In addition, we have relationships with some of the largest wireless carriers, such as VirginMobile, T-Mobile, AT&T Wireless and Cingular. With this acquisition, we intend to broaden our prepaid product offerings and provide an in-lane product delivery option to all of our retailers.

Expenses

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support. The expenses consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the service fees that we pay to our retail partners. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring machines to a like-new condition. Recently we began implementing new fee arrangements with our retail partners. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and, to a lesser degree, startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. Selling, general and administrative expenses are comprised of administrative support for field operations, our customer service center, sales and marketing support, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation, amortization and other consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment and leased automobiles.

Since 1995, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of Coinstar units. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of customer utilization of our Coinstar service. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations, including drug store chain locations added through our recent acquisition of CellCards, form a strategic platform from which we will be able to deliver additional value-added products and services to consumers and our retail partners that may create additional revenue streams independent of coin counting. In the future we envision the Coinstar unit as a touch-point for a range of consumer products and services such as prepaid cards, prepaid wireless services and payroll debit cards.

We believe that our future coin-counting and prepaid product revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, retain our current retail partners, respond to competitive pressures, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Three Month Periods Ended March 31,
	2004	2003
Revenue.	100.0%	100.0%
Expenses:
Direct operating	47.0	46.5
Sales and marketing	1.3	1.9
Product research and development	3.3	3.4
Selling, general and administrative	12.9	14.3
Depreciation, amortization and other	18.5	16.8

Income from operations	17.0%	17.1%

Three Month Periods Ended March 31, 2004 and 2003

Revenue

Revenue increased to $43.1 million in the three months ended March 31, 2004 from $38.0 million for the comparable 2003 period. Revenue grew principally as a result of an increase in the number of transactions and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 10,875 as of March 31, 2004 from 10,844 as of March 31, 2003. The total dollar value of coins processed through our network increased to $485.0 million during the three month period ended March 31, 2004 from $430.8 million for the comparable 2003 period.

Direct Operating Expenses

Direct operating expenses increased to $20.2 million in the three months ended March 31, 2004 from $17.7 million in the comparable prior year period. Direct operating expenses increased primarily due to 1) an increase in the service fees paid to our retail partners for coin processing, including fees paid to our retail partners for our prepaid product sales and 2) an increase in expenses to refurbish Coinstar units. Direct operating expenses as a percentage of revenue increased slightly to 47.0% in the three months ended March 31, 2004 from 46.5% in the same period of 2003. The increase in direct operating expenses as a percentage of revenue resulted from an increase in the expenses associated with the service fees we pay to our retail partners and the cost of refurbishing and maintaining our Coinstar units. These increases were offset by a decrease in per unit field service, coin processing and telecommunications expenses. During 2004 we expect to continue to refurbish and retrofit our Coinstar units. Recently we began implementing new fee arrangements with our retail partners. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. We expect our expenses to increase in future periods due to these new fee arrangements and other factors such as our increasing revenue, anticipated refurbishment charges, possible increases or variations in transportation, processing and field service charges, and other costs associated with geographical expansion. However, we believe that we will be able to partially offset these increased costs through process improvement and cost reduction efforts.

Sales and Marketing

Sales and marketing expenses decreased to $0.6 million in the quarter ended March 31, 2004 from $0.7 million in the comparable prior year quarter. Sales and marketing expenses decreased due to decreased spending for regional marketing and local advertising support for new product pilots. The timing of promotional advertising may vary from quarter to quarter. For example, we had anticipated spending approximately $600,000 on regional advertising for new product offerings in the period ending March 31, 2004; however, we shifted this advertising spend into the second quarter. Historically, advertising during the first quarter of our fiscal year has not resulted in significant increases in the volume of coin processed by our customers during our seasonally low first quarter. Consistent with prior years, we plan to increase advertising levels during the remainder of this year. Sales and marketing as a percentage of revenue decreased to 1.3% in the three months ended March 31, 2004 from 1.9% in the comparable prior year quarter, primarily due to the timing of our advertising activity.

Product Research and Development

Product research and development expenses increased to $1.4 million in the quarter ended March 31, 2004 from $1.3 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design and integrate complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing network. Product research and development expenses as a percentage of revenue decreased to 3.3% for the quarter ended March 31, 2004 from 3.4% in the comparable prior year quarter.

Selling, General and Administrative

Selling, general and administrative expenses increased slightly to $5.5 million in the quarter ended March 31, 2004 from $5.4 million in the comparable prior year quarter. Selling, general and administrative expenses remained relatively flat with slight increases in professional and consulting fees related to compliance documentation. Selling, general and administrative expenses as a percentage of revenue decreased to 12.9% in the quarter ended March 31, 2004 from 14.3% in the comparable prior year quarter.

Depreciation, Amortization and Other

Depreciation, amortization and other expense increased to $8.0 million in the quarter ended March 31, 2004 from $6.4 million in the comparable prior year quarter. Depreciation expense increased primarily due to improvements in our second generation of prepaid product technology which caused us to impair the value and accelerate depreciation expense of our first generation technology that now has a shortened expected useful life. Depreciation and amortization as a percentage of revenue increased to 18.5% in the three months ended March 31, 2004 from 16.8% in the same period in the prior year.

Other Income and Expense

Interest income and other decreased to $69,000 in 2004 from $132,000 in 2003. The decrease in interest income and other was primarily attributed to both lower interest rates earned on investments and lower amounts of funds invested in the quarter ended March 31, 2004 than in the prior year.

Interest expense decreased to $246,000 in the three months ended March 31, 2004 from $358,000 in the comparable prior year period. The decrease is due to a combination of a decreased amount of outstanding debt and reduced interest rates over the last twelve months. As of March 31, 2004, we had $12.0 million of term debt outstanding on our credit facility.

Liquidity and Capital Resources

As of March 31, 2004, we had cash, cash equivalents and cash being processed totaling $92.2 million, which consisted of cash and cash equivalents available to fund our operations of $39.0 million and cash being processed of $53.2 million. Cash being processed represents cash residing in Coinstar units, cash in transit or cash which is payable to our retail partners as service fees. Working capital was $28.6 million at March 31, 2004 compared with $26.3 million at December 31, 2003.

Net cash provided by operating activities was $5.9 million for the three months ended March 31, 2004, compared to net cash provided by operating activities of $1.5 million for the three months ended March 31, 2003. Cash provided by operating activities increased primarily as the result of a decreased use of cash from changes in operating assets and liabilities, and an increase in net income for the quarter ended March 31, 2004. The decreased use of cash during the period was mainly due to the timing of payments to our suppliers compared to the prior year’s quarter.

Net cash used by investing activities for the three month period ended March 31, 2004 was $10.6 million compared to $7.5 million in the comparable prior year quarter. Net cash used by investing activities consisted of capital expenditures made in each of the three month periods ended March 31, 2004 and 2003, mainly for the purchase of Coinstar units. Additionally, we used cash, net of $1.1 million cash we acquired in connection with our acquisition, totaling $4.8 million to fund our acquisition of CellCards of Illinois. Additionally, as of March 31, 2004, we had entered into certain purchase agreements with suppliers of Coinstar units, which require aggregate purchases during the second quarter of 2004 for Coinstar units in the amount of $12.5 million.

Net cash used by financing activities for the three month period ended March 31, 2004 was $3.1 million. This amount represented cash used to make scheduled principal payments of $4.0 million on our term loan and for capital lease payments offset by proceeds from the exercise of stock options, warrants and employee stock purchases of $969,000. Net cash used by financing activities for the three months ended March 31, 2003 was $5.4 million.

Our board of directors approved a stock repurchase program authorizing purchases of up to $30.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of March 31, 2004, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled approximately $4.6 million bringing the total authorized for purchase under this plan to $34.6 million of common stock. Under this program we have repurchased 1,233,214 shares of our common stock for $22.8 million. We did not repurchase any shares during the quarter ended March 31, 2004. As of March 31, 2004, $11.8 million of common stock is eligible for repurchase under our stock repurchase program.

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

As of March 31, 2004, we had four irrevocable letters of credit that totaled $11.3 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2004. As of March 31, 2004, no amounts were outstanding under these letters of credit agreements.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provides for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement are secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of the subsidiaries’ capital stock we own. As of March 31, 2004, we had $12.0 million of debt outstanding on our credit facility.

Advances under this credit facility may be made as either base rate loans or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of certain outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 75 basis points. Since January 15, 2003, we have qualified for an interest rate of LIBOR plus 175 basis points or the base rate plus 25 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, activity relating to our common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. As of March 31, 2004, we were in compliance with all covenants under the credit facility.

Quarterly principal payments on the outstanding term loan began on September 30, 2002 and are based upon the repayment terms as specified in the agreement. To date we have made payments on principal balances of $31.0 million which includes our scheduled quarterly payments as well as an additional payment totaling $5.0 million. Our principal payments are currently $4.25 million per quarter with all remaining principal and interest due May 20, 2005. Commitment fees on the unused portion of the facility, equal to 20 basis points, may vary and are based on our maintaining certain consolidated leverage ratios.

As of March 31, 2004, our deferred income tax assets totaled $36.4 million. In the quarter ended March 31, 2004, we recorded $2.5 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

The tables below summarize our contractual obligations and other commercial commitments as of March 31, 2004:

	Payments Due by Period
Contractual Obligations As of March 31, 2004	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$12,000	$9,500	$2,500	$—	$—
Capital lease obligations	2,360	1,506	685	169	—
Operating leases	2,759	603	405	422	1,329
Purchase obligations*	12,543	12,543	—	—	—

Total contractual cash obligations	$29,662	$24,152	$3,590	$591	$1,329

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of March 31, 2004	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$11,315	$11,125	$190	$—	$—

Total commercial commitments	$11,315	$11,125	$190	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including customer usage, the timing and number of installations, the number of available Coinstar units held in inventory, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and potential future acquisitions.

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

	Three Month Periods Ended
	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$43,052	$46,366	$48,671	$43,102	$37,997	$41,651	$42,941	$37,918
Expenses:
Direct operating	20,218	20,891	20,829	19,013	17,694	18,440	18,540	16,873
Sales and marketing	573	4,730	3,051	2,634	704	3,239	2,711	2,789
Product research and development	1,441	1,389	1,566	1,524	1,293	1,249	1,170	1,344
Selling, general and administrative	5,541	4,921	5,213	6,042	5,423	5,080	4,885	5,147
Depreciation, amortization and other	7,968	7,282	6,802	6,680	6,380	6,428	6,409	6,363

Income from operations	7,311	7,153	11,210	7,209	6,503	7,215	9,226	5,402
Interest income and other, net	69	41	38	52	132	92	67	87
Interest expense	(246)	(216)	(300)	(336)	(358)	(457)	(535)	(1,017)
Early retirement of debt	—	—	—	—	—	—	—	(3,836)

Income from operations before income taxes	7,134	6,978	10,948	6,925	6,277	6,850	8,758	636
Income taxes	(2,517)	(2,548)	(4,014)	(2,676)	(2,335)	42,555	—	—

Net income	$4,617	$4,430	$6,934	$4,249	$3,942	$49,405	$8,758	$636

Net income per share:
Basic	$0.22	$0.21	$0.32	$0.20	$0.18	$2.25	$0.40	$0.03
Diluted	0.21	0.21	0.32	0.19	0.18	2.17	0.38	0.03
Quarterly cash flow information:
Net cash provided by operating activities	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842
Net cash used by investing activities	(10,577)	(7,680)	(5,770)	(5,009)	(7,540)	(6,088)	(6,485)	(5,104)
Net cash used by financing activities	(3,061)	(4,600)	(13,176)	(8,411)	(5,420)	(9,145)	(4,179)	(9,133)
Reconciliation of GAAP measurement to EBITDA(1):
Net cash provided by operating activities	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775	$16,842
Changes in operating assets and liabilities	8,938	(6,369)	10,186	(11,224)	11,097	(4,094)	4,434	(5,728)
Other non-cash items(2)	(9)	—	—	(28)	93	38	(42)	(279)
Net interest expense	210	182	251	280	287	363	449	930
Cash paid for taxes	236	232	260	523	—	—	—	—

EBITDA (1)	$15,312	$14,442	$18,001	$13,885	$12,944	$13,641	$15,616	$11,765

EBITDA margin as a percentage of revenue	35.6%	31.1%	37.0%	32.2%	34.1%	32.8%	36.4%	31.0%

(1)	EBITDA represents earnings before net interest expense, income taxes, depreciation, and amortization. EBITDA is a non-GAAP measure which is provided as a complement to results provided in accordance with GAAP. However, non-GAAP measures are not a substitute for measures computed in accordance with GAAP. We believe EBITDA is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness and for purposes of calculating certain debt covenants. In addition, management uses such non-GAAP measures internally to evaluate the Company’s performance and manage its operations. See above for the reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measurement to EBITDA.

(2)	Other non-cash items generally consist of non-cash stock-based compensation.

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

Factors That May Affect Our Business, Future Operating Results and Financial Condition

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

Our business is dependent on maintaining our retail partner relationships which are highly concentrated. We currently derive substantially all of our revenue from coin processing services through Coinstar units installed in retail locations, which are primarily high traffic supermarkets in higher density locations. The success of our business depends in large part on our ability to maintain relationships with existing retail partners in locations where we can operate profitably. If we are unable to persuade existing retail partners that our service provides direct and indirect benefits that are superior to or competitive with other coin-counting systems (including systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing relationships. For instance, on July 9, 2003, we announced the termination of our relationship with Safeway, Inc. due to the inability to reach mutually acceptable economic terms. Safeway accounted for 9.5% of our revenue for the first two quarters of fiscal 2003. As of March 31, 2004, we had de-installed all of the Coinstar units from Safeway stores. We have redeployed the majority of these units with new customers and have commitments for the remainder.

Our success also depends on our ability to continue to pay our retail partners a service fee that allows us to operate the units profitably. We have faced and are currently facing ongoing pricing pressure from our current retail partners to increase the service fee we pay or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain our retail partners. Recently we began implementing new fee arrangements with our retail partners. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. Together with other factors, these new arrangements could increase our expenses significantly in future periods. We believe that we will be able to partially offset these increased costs through process improvement and cost reduction efforts. However, we cannot assure you that we will be able to offset these costs, partially or at all, through process improvement and costs reduction efforts.

We typically operate pursuant to separate agreements with each of our retail partners to provide coin processing services in retail locations. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. Contracts usually renew for one-year periods. The majority of our contracts are currently in renewal periods. There are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay our retail partner and the ability to cancel the contract upon notice after a certain period of time. Our retail partnerships are highly concentrated. For example for the three months ended March 31, 2004, we had two retail partners which accounted for over 10% of our revenue; the Kroger Company (24%) and Albertson’s, Inc. (12%). The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We face competition. We face competition from supermarket retailers, banks and others that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others, and service such equipment themselves or through third parties. For example, in 2003, Safeway, Inc., then one of our largest retail partners, decided to purchase and operate its own coin-counting machines. We cannot assure you that other major retail customers will not replace our coin-counting machines with self-installed machines.

Additionally, some banks or other competitors provide coin counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. We cannot assure you that additional banks will not compete with us by offering free-of-charge coin-counting services.

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

Our future success may depend in part on our ability to attract new retail partners and penetrate new markets and distribution channels. We currently derive substantially all of our revenue from the operation of our coin-counting units. In order to continue our unit installation growth, we will need to attract new retail partners and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. For example, in 2003, we began installing more units in lower density markets and intend to continue to install in these areas as we are able to obtain continued economies of scale. We may be unable to attract new retail partners and drive down costs relating to the manufacture, installation or servicing of Coinstar units or transportation and coin-processing costs to levels that would enable us to operate profitably in such markets.

Our future success may depend in part on our ability to develop and commercialize new products and services. Our future growth will depend in part on our success in developing and commercializing new products and services. For example, we have recently begun to upgrade certain Coinstar units to provide consumers with a means to purchase prepaid products, including MasterCard cards and wireless airtime. Currently we have rolled out our prepaid wireless and prepaid MasterCard products to consumers and are offering these services in over 900 locations. In order to develop and commercialize new products or services, we will need to enhance the capabilities of our units and our network and establish market acceptance of such products or services. Furthermore, we may need to hire additional qualified employees and enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to develop new products or services that generate acceptable market acceptance or establish third party relationships necessary to develop and commercialize such products or services. Moreover, additional products or services that we may attempt to commercialize may not prove successful.

Future acquisitions and investments may harm our business. As part of our business strategy, we have in the past sought and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition or investment opportunity, we may not be able to negotiate the terms of that transaction successfully, finance it, or effectively integrate it into our existing business and operations. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. We may have to use a substantial portion of our available cash or incur additional indebtedness to consummate a transaction. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the amount and impact of amortization expenses related to acquired intangible assets,

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims, and

•	entrance into markets in which we have no direct prior experience.

We may be unable to adequately protect or enforce our patents and proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have significant United States and international patents relevant to aspects of self-service coin counting, machine networking, fraud avoidance and voucher authentication, among other areas. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

Our future operating results may fluctuate. Our future operating results will depend significantly on our ability to continue to drive new and repeat customer utilization of our coin-counting service, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate our newly acquired subsidiary into our operations. Our future operating results also may fluctuate based upon many other factors, including:

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

Our stock price has been and may continue to be volatile. Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the price of our common stock ranged from $11.65 to $21.90 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination, modification or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts or our own guidance,

•	trends and fluctuations in the use of our Coinstar units,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments, and

•	economic or other external factors.

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

Our credit agreement restricts us from taking certain actions that could be beneficial to our business. As of March 31, 2004, we had outstanding indebtedness under our credit agreement of $12.0 million which included $9.5 million of term debt and $2.5 million of revolving debt. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a minimum quarterly consolidated net worth, a minimum fixed charge coverage ratio, minimum quarterly EBITDA, a maximum consolidated leverage ratio and a minimum net cash balance, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities*	Expected Maturity Date					March 31, 2004
(in thousands)	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt:
Variable rate	$9,500	$2,500	—	—	—	$12,000	$12,000
Average interest rate	2.98%	3.42%	—	—	—	2.87%	*

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. Currently, interest rates are based on LIBOR plus 175 basis points.

We have variable-rate debt that, at March 31, 2004, had an outstanding balance of $12.0 million. Based on our variable-rate obligations outstanding at March 31, 2004, an increase or decrease of 1.0% in interest rates would increase or decrease our annual interest expense and related cash payments by approximately $65,000. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Recent Sales of Unregistered Securities

On March 18, 2004, we issued two-year warrants to purchase an aggregate of 150,000 shares of common stock to 103 Corporation in connection with our acquisition of 100% of the equity interest in CellCards of Illinois, LLC. The exercise price of the warrants is $18.67 per share, and the warrants become exercisable upon achieving certain revenue targets for CellCards of Illinois, LLC. Warrants to purchase 25,000 shares will become exercisable upon the achievement of six-month revenue targets, and warrants to purchase 125,000 shares will become exercisable upon the achievement of twelve-month revenue targets. The warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description of Document

10.1	Retention agreement between Michael L. Doran and the Registrant dated January 5, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On February 5, 2004, we filed a current report on Form 8-K dated February 5, 2004 under Item 12 pursuant to which we furnished a press release announcing results for the quarter and fiscal year ended December 31, 2003.

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

Brian V. Turner Chief Financial Officer May 6, 2004