Form 10-Q
period 2004-06-30
COINSTAR INC
filed 2004-07-30
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2004
Common Stock, $0.001 par value	21,437,892

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,543	$38,882
Cash being processed	56,198	60,782
Trade accounts receivable, net of allowance for doubtful accounts of $87	2,500	—
Inventory	2,622	—
Deferred income taxes	7,337	10,161
Prepaid expenses and other current assets	3,976	3,043

Total current assets	116,176	112,868
PROPERTY AND EQUIPMENT:
Coinstar units	185,259	176,329
Computers	9,174	9,197
Office furniture and equipment	1,451	1,382
Leased vehicles	4,063	3,957
Leasehold improvements	716	705

Total property and equipment	200,663	191,570
Accumulated depreciation and amortization	(138,887)	(130,800)

Total property and equipment, net	61,776	60,770
DEFERRED INCOME TAXES	27,059	28,665
OTHER ASSETS	3,906	699
GOODWILL	3,979	454
INTANGIBLE ASSETS, net of accumulated amortization of $276 in 2004 and $138 in 2003	1,410	618

TOTAL ASSETS	$214,306	$204,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,789	$2,128
Accrued liabilities payable to retailers	56,198	60,782
Other accrued liabilities	11,445	9,513
Current portion of long-term debt and capital lease obligations	9,169	14,188

Total current liabilities	86,601	86,611
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	899	3,273

Total liabilities	87,500	89,884
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2004 or 2003	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 22,670,482 and 22,461,525 shares issued and 21,437,268 and 21,228,311 shares outstanding at June 30, 2004 and December 31, 2003, respectively	194,748	191,370
Accumulated deficit	(46,630)	(55,798)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,471	1,401

Total stockholders’ equity	126,806	114,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,306	$204,074

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
REVENUE	$90,877	$81,099	$47,825	$43,102

EXPENSES:
Direct operating	43,311	36,813	23,093	19,077
Sales and marketing	4,716	4,514	3,666	3,384
Product research and development	2,997	2,817	1,556	1,524
General and administrative	9,954	10,183	4,890	5,228
Depreciation, amortization and other	15,502	13,060	7,534	6,680

Income from operations	14,397	13,712	7,086	7,209

OTHER INCOME (EXPENSE):
Interest income and other, net	130	184	61	52
Interest expense	(372)	(694)	(126)	(336)

Income before income taxes	14,155	13,202	7,021	6,925
Income taxes	(4,987)	(5,011)	(2,470)	(2,676)

NET INCOME	$9,168	$8,191	$4,551	$4,249

NET INCOME PER SHARE:
Basic	$0.43	$0.38	$0.21	$0.20
Diluted	$0.43	$0.37	$0.21	$0.19

WEIGHTED SHARES OUTSTANDING:
Basic	21,325	21,655	21,357	21,545
Diluted	21,565	22,045	21,593	21,942

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Month Period Ended June 30, 2004

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2004	21,228,311	$191,370	$(55,798)	$(22,783)	$1,401	$114,190
Issuance of shares under employee stock purchase plan	31,880	371				371
Exercise of stock options	171,117	1,980				1,980
Stock-based compensation expense	2,393	21				21
Warrants issued in connection with acquisition		595				595
Net exercise of common stock warrants	3,567
Tax benefit on options and employee stock purchase plan		411				411
Comprehensive income:
Net income			9,168			9,168	$9,168
Other comprehensive income:
Short-term investments, net of tax expense of $2					3	3	3
Foreign currency translation adjustments, net of tax expense of $5					7	7	7
Interest rate swap on long-term debt, net of tax expense of $36					60	60	60

Total comprehensive income							$9,238

BALANCE, June 30, 2004	21,437,268	$194,748	$(46,630)	$(22,783)	$1,471	$126,806

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Month Periods Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$9,168	$8,191
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation, amortization and other	15,502	13,060
Non-cash stock-based compensation	21	(65)
Deferred taxes	4,612	4,488
Cash provided (used) by changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(436)	—
Inventory	(92)	—
Prepaid expenses and other current assets	(772)	(2,305)
Other assets	(12)	(92)
Accounts payable	3,693	(203)
Accrued liabilities payable to retailers	(4,679)	4,197
Accrued liabilities	895	(1,470)

Net cash provided by operating activities	27,900	25,801
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	(12)	(267)
Purchase of property and equipment	(14,515)	(11,538)
Proceeds from sale of fixed assets	117	13
Acquisition of CellCards of Illinois, net of cash acquired of $1,087	(4,893)	—
Purchase of intangible assets	—	(757)
Fees paid for ACMI acquisition	(2,416)	—

Net cash used by investing activities	(21,719)	(12,549)
FINANCING ACTIVITIES:
Financing costs associated with long-term credit facility amendment	—	(30)
Principal payments on long-term debt	(8,605)	(6,983)
Company stock repurchased	—	(8,290)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	2,351	1,472

Net cash used by financing activities	(6,254)	(13,831)
Effect of exchange rate changes on cash	150	193

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:	77	(386)
CASH AND CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	99,664	102,843

End of period	$99,741	$102,457

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$433	$939
Cash paid during the period for taxes	375	523
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,462	$897
Issuance of warrants for acquisition	595	—
Accrued ACMI acquisition costs	1,119	—

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2004 and 2003

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: We develop, own and operate a network of automated, self-service coin-counting machines that provide consumers with a convenient means to convert loose coins into cash. As of June 30, 2004, we had a total installed base of over 11,000 coin-counting machines. In addition, acquisitions during the past twelve months have laid the foundation for the distribution of various prepaid products through point-of-sale and non-coin-counting kiosks and we are currently offering our prepaid products in over 13,000 drugstores, universities, shopping malls and convenience stores.

On July 7, 2004, we acquired substantially all of the assets and assumed certain liabilities of ACMI Holdings, Inc. and American Coin Merchandising, Inc. (collectively referred to as “ACMI”.) ACMI is one of the largest vendors of plush toys in the United States with a product line consisting of skill crane machines, bulk vending, kiddie rides and video games. ACMI distributes its equipment to mass merchants, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. For further information regarding this acquisition, refer to Note 7: Subsequent Events.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of our North American business and our wholly owned International business in the United Kingdom. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. The following illustrates the effect on net income and net income per share had we applied the fair value recognition provision of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income as reported:	$9,168	$8,191	$4,551	$4,249

Total stock-based employee compensation included in the determination of net income as reported, net of $0 and $8 tax effect for the six months ended June 30, 2004 and 2003, respectively. Compensation amounts are net of $0 and $18 tax effect for the three months ended June 30, 2004 and 2003, respectively	—	(14)	—	29

Total stock-based employee compensation determined under fair value method for all awards, net of $1,205 and $1,505 tax effect for the six months ended June 30, 2004 and 2003, respectively. Fair value compensation amounts are net of $596 and $744 tax effect for the three months ended June 30, 2004 and 2003, respectively.	(2,503)	(2,404)	(1,241)	(1,189)

Pro forma net income:	$6,665	$5,773	$3,310	$3,089

Net income per share:
Basic:
As reported	$0.43	$0.38	$0.21	$0.20
Pro forma	0.31	0.27	0.15	0.14
Diluted:
As reported	$0.43	$0.37	$0.21	$0.19
Pro forma	0.31	0.26	0.15	0.14

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we will test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. The second step of the impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Intangible assets: Our intangible assets are comprised primarily of customer relationships acquired in connection with our acquisition of CellCards of Illinois, LLC (“CellCards”) during February 2004 and the purchase of technology acquired in connection with our acquisition of Prizm Technology in 2003. An independent consultant used expectations of future cash flows to estimate the fair value of the acquired customer relationships. We will amortize our intangible assets over their expected useful lives. We recognized amortization expense of $84,000 and $38,000 in the three months ended June 30, 2004 and 2003, respectively, and $138,000 and $63,000 for the six months ended June 30, 2004 and 2003 respectively.

Revenue recognition: We recognize coin processing fee revenue at the time the customers’ coins are counted by the Coinstar® units. We recognize revenue for our prepaid products at the point of sale based on our commissions earned, net of retailer fees.

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

Reclassifications: Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

NOTE 2: CELLCARDS OF ILLINOIS, LLC

On February 13, 2004, we acquired 100% of the equity interests of CellCards for a purchase price of approximately $6.6 million. CellCards is one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes and prepaid phone cards.

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

The acquisition was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The respective estimated fair values were determined at the acquisition date and resulted in $3.5 million of excess purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Numerator:
Net income	$9,168	$8,191	$4,551	$4,249

Denominator:
Weighted average shares for basic calculation	21,325	21,655	21,357	21,545
Warrants	1	4	—	4
Incremental shares from employee stock options and awards	239	386	236	393

Weighted average shares for diluted calculation	21,565	22,045	21,593	21,942

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$9,168	$8,191	$4,551	$4,249
Other comprehensive income (loss)	70	(29)	(106)	321

Total comprehensive income	$9,238	$8,162	$4,445	$4,570

NOTE 5: PROPERTY AND EQUIPMENT

During 2004, we evaluated our long lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets. In 2004, as a result of our evaluation, we recorded a charge of approximately $1.9 million for the write down of the first generation technology of our prepaid products, which includes our second quarter write down of approximately $580,000. This charge is reported in the line item titled, Depreciation, amortization and other, of our Consolidated Statement of Operations.

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
North American business	$83,243	$76,639	$43,824	$40,668
International business	7,634	4,460	4,001	2,434

Total revenue	$90,877	$81,099	$47,825	$43,102

Net income:
North American business	$7,805	$7,853	$3,822	$4,043
International business	1,363	338	729	206

Total net income	$9,168	$8,191	$4,551	$4,249

	June 30, 2004	Dec. 31, 2003
	(in thousands)
Total assets:
North American business	$207,108	$199,132
International business	21,907	20,174
Intercompany eliminations	(14,709)	(15,232)

Total assets	$214,306	$204,074

NOTE 7: SUBSEQUENT EVENTS

Acquisition: On July 7, 2004, we acquired substantially all of the assets and assumed certain liabilities of ACMI Holdings, Inc. and American Coin Merchandising, Inc. (collectively referred to as “ACMI”) for $235.0 million. The acquisition was effected pursuant to the “Agreement and Plan of Merger” dated May 23, 2004 between ACMI and Coinstar. In addition to the purchase price, we will incur an estimated $4.1 million in transaction costs, including consulting fees and amounts relating to legal and accounting charges.

ACMI is one of the largest vendors of plush toys in the United Sates with a product line consisting of skill crane machines, bulk vending, kiddie rides and video games. A leading owner and operator of coin-operated amusement vending equipment in the United States, ACMI distributes its equipment to mass merchants, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. We acquired ACMI in order to add new classes of trade, broaden our customer base, diversify products and services, expand the reach of field service and create a platform for growth across all businesses, including coin counting, e-payment products and amusement vending.

The acquisition will be recorded under the purchase method of accounting in the third quarter of 2004, and the purchase price will be allocated based on the fair value of the assets acquired and liabilities assumed. We are in the process of valuing the assets acquired and liabilities assumed, which will enable us to determine purchase price allocations including amounts assigned to intangible assets and goodwill. The goodwill recorded as a result of the acquisition will not be amortized but will be included in the Company’s annual review of goodwill for impairment. The preliminary purchase price allocation is expected to be complete in the third quarter of 2004.

Secured Credit Facility: On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by J.P. Morgan Securities Inc. and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility are estimated to be $5.5 million which will be amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. All indebtedness from our previous credit facility totaling $7.8 million was repaid on July 7, 2004.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement.

Quarterly principal payments on the term loan totaling $0.6 million begin September 30, 2004 and end March 31, 2011. The remaining principal balance of $233.1 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition”, and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Prepaid Products

We are beginning to derive some revenue from sales of electronic payment (“e-payment”) products, such as prepaid wireless, prepaid MasterCard® cards and prepaid phone cards. We generate this revenue based on commissions earned, net of retailer fees, on the sale of our prepaid products. We recognize revenue for our prepaid products at the point of sale. As part of our strategy to increase our prepaid product offerings, we recently acquired CellCards of Illinois, LLC, one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes, prepaid phone cards and bill payment capabilities. The acquisition adds to our retail base approximately 13,000 new point-of-sale locations, including three nationwide drug store chains: Walgreen Co., CVS Corporation and Eckerd Corporation. In addition, we have relationships with some of the largest wireless carriers, such as VirginMobile, T-Mobile, AT&T Wireless and Cingular. With this acquisition, we intend to broaden our prepaid product offerings and provide an in-lane product delivery option to our retailers.

Expenses

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting unit operations and support. The expenses consist primarily of coin pick-up, transportation and processing, field operations support and related expenses, retail operations support and the service fees that we pay to our retail partners. Direct operating expenses also consist of refurbishment expenses, which represent costs to bring machines to a like-new condition. Recently we began implementing new fee arrangements with our retail partners. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. Coin pick-up, transportation and processing costs, which represent a large portion of direct operating expenses, vary based on the level of total coin processing volume and the density of the units within a region. Field service operations and related expenses vary depending on the number of geographic regions in which Coinstar units are located and the density of the units within a region. Sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Product research and development expenses consist of the development costs of the Coinstar unit software, network applications, Coinstar unit improvements and new product development. General and administrative expenses are comprised of administrative support for field operations, our customer service center, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation, amortization and other consists primarily of depreciation charges on Coinstar units, and to a lesser extent, depreciation on computer equipment and leased automobiles.

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

We believe that our future coin-counting and prepaid product revenue growth, operating margins and profitability will depend on the success of our efforts to increase customer usage, retain our current retail partners, respond to competitive pressures, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2004	2003	2004	2003
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	47.7	45.4	48.3	44.3
Sales and marketing	5.2	5.6	7.7	7.9
Product research and development	3.3	3.5	3.2	3.5
General and administrative	10.9	12.5	10.2	12.1
Depreciation, amortization and other	17.1	16.1	15.8	15.5

Income from operations	15.8%	16.9%	14.8%	16.7%

Three Month Periods Ended June 30, 2004 and 2003

Revenue

Revenue increased to $47.8 million in the three months ended June 30, 2004 from $43.1 million for the comparable 2003 period, an 11.0% period over period increase. Revenue grew principally as a result of an increase in the number of transactions and the volume of coins processed by the units in service during this period. The total installed base of Coinstar units increased to 11,219 as of June 30, 2004 from 11,053 as of June 30, 2003. The total dollar value of coins processed through our network increased to approximately $538 million during the three month period ended June 30, 2004 from approximately $488 million for the comparable 2003 period.

Direct Operating Expenses

Direct operating expenses increased to $23.1 million in the three months ended June 30, 2004 from $19.1 million in the comparable prior year period. Direct operating expenses increased primarily due to 1) changes in our fee arrangements with our retail partners and 2) increased expenses to develop and provide ongoing support to our retail partners as we make additional products available through the Coinstar units. These increases were partially offset by decreases in field service expenses due to reduced head count and telecommunications expenses. Direct operating expenses as a percentage of revenue increased to 48.3% in the three months ended June 30, 2004 from 44.3% in the same period of 2003. We expect coin transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses increased to $3.7 million in the quarter ended June 30, 2004 from $3.4 million in the comparable prior year quarter. Sales and marketing expenses increased due to increased spending for national cable television and radio broadcasts as well as increased spending to introduce new products in regional markets. The timing of promotional advertising may vary from quarter to quarter. Historically, advertising during the first quarter of our fiscal year has not resulted in significant increases in the volume of coin processed by our customers during our seasonally low first quarter. This year we shifted some of the advertising we originally planned to broadcast in the first quarter to the second and third quarters of the year. Consistent with prior years, we plan to increase advertising levels during the remainder of this year. Sales and marketing as a percentage of revenue decreased to 7.7% in the three months ended June 30, 2004 from 7.9% in the comparable prior year quarter.

Product Research and Development

Product research and development expenses increased to $1.6 million in the quarter ended June 30, 2004 from $1.5 million in the comparable prior year quarter. Product research and development expenses grew primarily as the result of an increase in staffing and consulting levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue decreased to 3.2% in the three months ended June 30, 2004 compared to 3.5% in the same period of 2003.

General and Administrative

General and administrative expenses decreased to $4.9 million for the three month period ended June 30, 2004 from $5.2 million in the comparable prior year quarter. General and administrative expenses decreased primarily from staffing decreases that have occurred over the last year. We intend to carefully monitor our level of administrative costs to provide support for operations in the most cost effective manner. General and administrative expenses as a percentage of revenue decreased to 10.2% in the quarter ended June 30, 2004 from 12.1% in the comparable prior year quarter.

Depreciation, Amortization and Other

Depreciation, amortization and other expense increased to $7.5 million in the quarter ended June 30, 2004 from $6.7 million in the comparable prior year quarter. Depreciation expense increased due to losses booked on capital assets associated with upgrading our Coinstar units and depreciation on our existing installed units including recently capitalized costs of retrofitting our backlit units and computers in some of our Coinstar units. Additionally, amortization of financing fees increased in the three months ended June 30, 2004 over the same quarter ended June 30, 2003. Depreciation and amortization as a percentage of revenue increased to 15.8% in the three months ended June 30, 2004 from 15.5% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $16,000 in the quarter ended June 30, 2004 from $56,000 in the comparable prior year quarter. The decrease in interest income was attributed to both lower interest rates earned on investments and lower amounts of funds invested in the quarter ended June 30, 2004 than in the same period in the prior year.

Interest expense decreased to $0.1 million in the three months ended June 30, 2004 from $0.3 million in the comparable prior year period. The decrease was attributed to a combination of reduced interest rates on our variable rate debt and the decreased amount of outstanding debt in the three month period ended June 30, 2004 compared to the same period in 2003. As of June 30, 2004, we had $7.8 million of long term debt outstanding on our credit facility. With the acquisition of American Coin Merchandising, Inc. on July 7, 2004, we replaced our existing credit facility and now hold a substantially larger debt balance. We anticipate significantly higher interest expense in the foreseeable future.

Six Month Periods Ended June 30, 2004 and 2003

Revenue

Revenue increased to $90.9 million in the six months ended June 30, 2004 from $81.1 million for the comparable 2003 period, a 12.1% period over period increase. Revenue grew principally as a result of an increase in the number of transactions and the volume of coins processed by the units in service during this period. The total dollar value of coins processed through our network increased to approximately $1.0 billion during the six month period ended June 30, 2004 from approximately $0.9 billion for the comparable 2003 period.

Direct Operating Expenses

Direct operating expenses increased to $43.3 million in the six months ended June 30, 2004 from $36.8 million in the comparable prior year period. Direct operating expenses increased primarily due to 1) changes in our fee arrangements with our retail partners and 2) increased expenses to develop and provide ongoing support to our retail partners as we make additional products available through the Coinstar units. These increases were partially offset by decreases in field service and telecommunications expenses. Direct operating expenses as a percentage of revenue increased to 47.7% in the six months ended June 30, 2004 from 45.4% in the same period of 2003. We expect coin transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses increased to $4.7 million in the six months ended June 30, 2004 from $4.5 million in the comparable prior year period. Sales and marketing expenses increased due to increased spending for national cable television and radio broadcasts as well as increased spending to introduce new products in regional markets. The timing of promotional advertising may vary from quarter to quarter. Historically, advertising during the first quarter of our fiscal year has not resulted in significant increases in the volume of coin processed by our customers during our seasonally low first quarter. This year we shifted some of the advertising we originally planned to broadcast in the first quarter to the second and third quarters of the year. Consistent with prior years, we plan to increase advertising levels during the remainder of this year. Sales and marketing as a percentage of revenue decreased to 5.2% in the six months ended June 30, 2004 from 5.6% in the comparable prior year period.

Product Research and Development

Product research and development expenses increased to $3.0 million in the six months ended June 30, 2004 from $2.8 million in the comparable prior year period. Product research and development expenses grew primarily as the result of an increase in staffing and consulting levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin processing system. Product research and development expenses as a percentage of revenue decreased to 3.3% for the six months ended June 30, 2004 from 3.5% in the comparable prior year period.

General and Administrative

General and administrative expenses decreased to $10.0 million for the six month period ended June 30, 2004 from $10.2 million in the comparable prior year period. General and administrative expenses decreased primarily from staffing decreases that have occurred over the last year. We intend to carefully monitor our level of administrative costs to provide support for operations in the most cost effective manner. General and administrative expenses as a percentage of revenue decreased to 10.9% in the six months ended June 30, 2004 from 12.5% in the comparable prior year period.

Depreciation, Amortization and Other

Depreciation, amortization and other expense increased to $15.5 million in the six months ended June 30, 2004 from $13.1 million in the comparable prior year period. Depreciation expense increased due to losses booked on capital assets associated with upgrading our Coinstar units and amortization of financing fees increased in the six months ended June 30, 2004 compared to the same period ended June 30, 2003. Depreciation and amortization as a percentage of revenue increased to 17.1% in the six months ended June 30, 2004 from 16.1% in the same period in the prior year.

Other Income and Expense

Interest income decreased to $52,000 in the six month period ended June 30, 2004 from $127,000 in the comparable prior year period. The decrease in interest income was attributed to both lower interest rates earned on investments and lower amounts of funds invested in the six months ended June 30, 2004 than in the same period in the prior year.

Interest expense decreased to $0.4 million in the six months ended June 30, 2004 from $0.7 million in the comparable prior year period. The decrease is due to a combination of reduced interest rates and the decreased amount of outstanding debt during the first half of 2004 compared to the same period in 2003. As of June 30, 2004, we had $7.8 million of long term debt outstanding on our credit facility. With the acquisition of American Coin Merchandising, Inc. on July 7, 2004, we replaced our existing credit facility and now hold a substantially larger debt balance. We anticipate significantly higher interest expense in the foreseeable future.

Liquidity and Capital Resources

As of June 30, 2004, we had cash, cash equivalents and cash due to retailers totaling $99.7 million, which consisted of cash and cash equivalents available to fund our operations of $43.5 million and cash being processed of $56.2 million. Cash being processed represents cash residing in Coinstar units, cash in transit or cash which is payable to our retail partners as service fees. Working capital was $29.6 million at June 30, 2004 compared with $26.3 million at December 31, 2003.

Net cash provided by operating activities was $27.9 million for the six months ended June 30, 2004, compared to net cash provided by operating activities of $25.8 million for the six months ended June 30, 2003. Cash provided by operating activities increased primarily as the result of an increase in net income of $1.0 million and by an increase in non-cash transactions on our income statement of $2.7 million offset by a net decrease in cash provided by changes in our operating assets and liabilities of $1.6 million. The cash provided by operating assets and liabilities decreased in 2004 by $1.5 million mainly from the timing of payments to retailers compared to the prior year.

Net cash used by investing activities for the six month period ended June 30, 2004 was $21.7 million compared to $12.5 million in the comparable prior year. Net cash used by investing activities consisted of capital expenditures made in each of the six month periods ended June 30, 2004 and 2003, mainly for the purchase of Coinstar units. Additionally we have paid $7.3 million in 2004 in connection with acquisitions and acquisition related costs, of which $4.9 million relates to the acquisition of CellCards and $2.4 million relates to fees for the ACMI acquisition.

Net cash used by financing activities for the six month period ended June 30, 2004 was $6.3 million. This amount represented cash used to make principal payments of $8.6 million on our long-term debt offset by proceeds from the exercise of stock options and employee stock purchases of $2.4 million. Net cash used by financing activities for the six months ended June 30, 2003 was $13.8 million. This amount represented cash used to make principal payments of $6.4 million on our term loan and cash used to repurchase 472,774 shares of our own stock for $8.3 million, offset by proceeds from the exercise of stock options and employee stock purchases of $1.5 million.

Under our previous credit facility, which ended on July 7, 2004, our board of directors approved a stock repurchase program authorizing purchases of up to $30.0 million of common stock, plus additional amounts equal to proceeds received from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of June 30, 2004, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled approximately $6.1 million bringing the total authorized for purchase under this plan to $36.1 million of common stock. Under this program we have repurchased 1,233,214 shares of our common stock for $22.8 million.

Also under the terms of our previous credit agreement, there were no restrictions on our share repurchases provided our debt levels remained under $40.0 million. Under the terms of the credit agreement we entered into on July 7, 2004, we are limited during the term of the credit agreement to repurchasing $3.0 million of our common stock plus shares equal to the proceeds received from option exercises.

As of June 30, 2004, we had five irrevocable letters of credit that totaled $13.3 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. As of June 30, 2004, no amounts were outstanding under these letters of credit agreements.

On April 18, 2002, we entered into a credit agreement with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provided for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement were secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of the subsidiaries’ capital stock we own. As of June 30, 2004, we had $7.8 million of debt outstanding on our credit facility which was paid in full on July 7, 2004.

Also on July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by J.P. Morgan Securities Inc. and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility are estimated to be $5.5 million which will be amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement.

Quarterly principal payments on the term loan totaling $0.6 million begin September 30, 2004 and end March 31, 2011. The remaining principal balance of $233.1 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

As of June 30, 2004, our deferred income tax assets totaled $34.4 million. In the quarter ended June 30, 2004, we recorded $2.5 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

The tables below summarize our contractual obligations and other commercial commitments as of June 30, 2004:

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of June 30, 2004	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$7,750	$7,750	$—	$—	$—
Capital lease obligations	2,401	1,478	923	—	—
Operating leases	2,554	536	872	912	234
Purchase obligations*	13,082	13,082	—	—	—

Total contractual cash obligations	$25,787	$22,846	$1,795	$912	$234

*Purchase	obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of June 30, 2004	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Letters of credit	13,342	13,152	190	—	—

Total commercial commitments	$13,342	$13,152	$190	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if unit coin processing volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by or generated by our recently acquired subsidiary, ACMI, customer usage, the timing and number of installations, the number of available Coinstar units held in inventory, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and potential future acquisitions.

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

	Three Month Periods Ended
	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002
	(in thousands, except per share, per unit data and where noted)
	(unaudited)
Consolidated Statements of Operations:

Revenue	$47,825	$43,052	$46,366	$48,671	$43,102	$37,997	$41,651	$42,941
Expenses:
Direct operating	23,093	20,218	20,904	20,870	19,077	17,736	18,440	18,540
Sales and marketing	3,666	1,050	5,262	3,440	3,384	1,130	3,530	3,062
Product research and development	1,556	1,441	1,389	1,566	1,524	1,293	1,249	1,170
General and administrative	4,890	5,064	4,376	4,783	5,228	4,955	4,789	4,534
Depreciation, amortization and other	7,534	7,968	7,282	6,802	6,680	6,380	6,428	6,409

Income from operations	7,086	7,311	7,153	11,210	7,209	6,503	7,215	9,226
Interest income and other, net	61	69	41	38	52	132	92	67
Interest expense	(126)	(246)	(216)	(300)	(336)	(358)	(457)	(535)

Income from operations before income taxes	7,021	7,134	6,978	10,948	6,925	6,277	6,850	8,758
Income taxes	(2,470)	(2,517)	(2,548)	(4,014)	(2,676)	(2,335)	42,555	—

Net income	$4,551	$4,617	$4,430	$6,934	$4,249	$3,942	$49,405	$8,758

Net income per share :
Basic	$0.21	$0.22	$0.21	$0.32	$0.20	$0.18	$2.25	$0.40
Diluted	0.21	0.21	0.21	0.32	0.19	0.18	2.17	0.38

Quarterly cash flow information:
Net cash provided by operating activities	$21,963	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775
Net cash used by investing activities	(11,142)	(10,577)	(7,680)	(5,770)	(5,009)	(7,540)	(6,088)	(6,485)
Net cash used by financing activities	(3,193)	(3,061)	(4,600)	(13,176)	(8,411)	(5,420)	(9,145)	(4,179)

Reconciliation of GAAP measurement to EBITDA(1):
Net cash provided by operating activities	$21,963	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334	$10,775
Changes in operating assets and liabilities	(7,535)	8,938	(6,369)	10,186	(11,224)	11,097	(4,094)	4,434
Other non-cash items(2)	(12)	(9)	—	—	(28)	93	38	(42)
Net interest expense	110	210	182	251	280	287	363	449
Cash paid for taxes	139	236	232	260	523	—	—	—

EBITDA(1)	$14,665	$15,312	$14,442	$18,001	$13,885	$12,944	$13,641	$15,616

EBITDA margin as a percentage of revenue	30.7%	35.6%	31.1%	37.0%	32.2%	34.1%	32.8%	36.4%

(1)	EBITDA represents earnings before net interest expense, income taxes, depreciation, and amortization. EBITDA is a non-GAAP measure which is provided as a complement to results provided in accordance with GAAP. However, non-GAAP measures are not a substitute for measures computed in accordance with GAAP. We believe EBITDA is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness and for purposes of calculating certain debt covenants. In addition, management uses such non-GAAP measures internally to evaluate the Company’s performance and manage its operations. See above for the reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measurement to EBITDA.

(2)	Other non-cash items generally consist of non-cash stock-based compensation.

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

Our business is dependent on maintaining our retail partner relationships, which are highly concentrated. We currently derive substantially all of our revenue from coin processing services through Coinstar units installed in retail locations, which are primarily high traffic supermarkets in higher density locations. Further, our retail partnerships are highly concentrated. For example, we had two retail partners which accounted for over 10% of our revenue for the six month period ended June 30, 2004; the Kroger Company (24.0%) and Albertson’s, Inc. (14.4%). The success of our business depends in large part on our ability to maintain relationships with existing retail partners in locations where we can operate profitably. If we are unable to persuade existing retail partners that our service provides direct and indirect benefits that are superior to or competitive with other coin-counting systems (including systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing relationships.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations. We typically operate pursuant to separate agreements with each of our retail partners to provide coin processing services in retail locations. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. Contracts usually renew for one-year periods. There are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay our retail partner and the ability to cancel the contract upon notice after a certain period of time. The majority of our contracts are currently in renewal periods.

Our success depends upon our ability to continue to pay our retail partners a service fee that allows us to operate the units profitably. We have faced and are currently facing ongoing pricing pressure from our current retail partners to increase the service fee we pay or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain our retail partners. Recently we began implementing new fee arrangements with our retail partners. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. Together with other factors, these new arrangements could increase our expenses significantly in future periods. We believe that we will be able to partially offset these increased costs through process improvement and cost reduction efforts. However, we cannot assure you that we will be able to offset these costs, partially or at all, through process improvement and costs reduction efforts.

Our future success may depend in part on our ability to attract new retail partners and penetrate new markets and distribution channels. In order to continue our Coinstar unit installation growth, we will need to attract new retail partners and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. For example, in 2003, we began installing more units in lower density markets and intend to continue to install in these areas as we are able to obtain continued economies of scale. We may be unable to attract new retail partners and drive down costs relating to the manufacture, installation or servicing of Coinstar units or transportation and coin-processing costs to levels that would enable us to operate profitably in such markets.

Our acquisition of American Coin Merchandising, Inc. may adversely affect our business. On May 24, 2004, we issued a press release announcing that we had entered into an agreement to acquire ACMI Holdings, Inc. (“Holdings”) and American Coin Merchandising, Inc. (“ACMI”), a wholly-owned subsidiary of Holdings, for $235.0 million in cash. ACMI is one of the largest vendors of plush toys in the United States with a product line consisting of skill crane machines, bulk vending, kiddie rides and video games. We announced the closing of this acquisition on July 7, 2004, shortly after the close of the fiscal quarter that is the subject of this quarterly report. ACMI will operate as a wholly-owned subsidiary of Coinstar.

To finance our acquisition of ACMI, on July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by J.P. Morgan Securities Inc. and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may negatively impact our business, financial condition and results of operations. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. There can be no assurance that we will be able to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Our indebtedness could limit our ability to affect future financings or may otherwise restrict our operations and growth.

ACMI’s business entails additional financial and operational risks that may have a material impact on our business, including, for example:

•	the primary key to ACMI’s financial success is the weekly revenue generated per ACMI machine. This weekly revenue has a history of fluctuating and may decline or fluctuate in the future,

•	there can be no assurance that ACMI’s business will continue to grow at historical rates, or at all. ACMI’s ability to generate increased revenue and achieve higher levels of profitability will depend upon its ability to place additional machines in retail accounts, as well as to increase the average financial performance of the ACMI machines,

•	the loss of ACMI’s major retail accounts, or a significant reduction in the number of ACMI machines placed at such retail accounts, for any reason, could have a material adverse effect on the ACMI’s business, financial condition and results of operations. ACMI’s largest account, Wal-Mart, accounted for approximately 44% of ACMI’s total revenue in 2003,

•	ACMI competes with a number of regional and local operators of amusement vending machines, many of whom are engaged in aggressive expansion programs. There can be no assurance that ACMI will be able to compete effectively with these companies in the future,

•	substantially all of the plush toys and other products dispensed from the ACMI machines are produced by foreign manufacturers. ACMI is therefore subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers,

•	the financial performance of amusement vending equipment is substantially dependent on the level of retail traffic at a particular location. ACMI’s business, financial condition and results of operations of could be materially and adversely affected by factors that reduce retail traffic at such locations.

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

With respect to coin counting or the development of new products, services and enhancements, many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and public relations resources than we have. These potential competitors may succeed in developing technologies, products or services that are more effective, less costly or more widely used than those that have been or are being developed by us or that would render our technologies or products obsolete or noncompetitive. Competitive pressures could seriously harm our business, financial condition and results of operations.

Our future success may depend in part on our ability to develop and commercialize new products and services. Our future growth will depend in part on our success in developing and commercializing new products and services. For example, we have recently begun to upgrade certain Coinstar units to provide consumers with a means to purchase prepaid products, including MasterCard cards, wireless airtime and stored value cards. We are currently offering these services through our Coinstar coin-counting machines in over 1,400 locations. In order to develop and commercialize new products or services, we will need to enhance the capabilities of our units and our network and establish market acceptance of such products or services. Furthermore, we may need to hire additional qualified employees and enter into relationships with third parties to assist in the development and commercialization of new products and enhancements. We may be unable to develop new products or services that generate acceptable market acceptance or establish third party relationships necessary to develop and commercialize such products or services. Moreover, additional products or services that we may attempt to commercialize may not prove successful.

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

Our stock price has been and may continue to be volatile. Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the price of our common stock ranged from $11.65 to $22.06 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

Our credit agreement restricts us from taking certain actions that could be beneficial to our business. As of the close of our acquisition of ACMI on July 7, 2004, we had an outstanding credit facility of $310.0 million which included a $250.0 million term loan facility and a $60.0 million revolving credit facility. The credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

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

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities*	Expected Maturity Date					June 30, 2004
(in thousands)	2004	2005	2006	2007	2008	Total	Fair Value
Long-term debt:
Variable rate	$5,250	$2,500	—	—	—	$7,750	$7,750
Average interest rate	3.66%	4.43%	—	—	—	4.01%	*

*	Interest rates may increase or decrease based on the fluctuations in the LIBOR rate as well as Coinstar’s consolidated leverage ratio. Since January 15, 2003, interest rates have been based on LIBOR plus 175 basis points.

We have variable-rate debt that, at June 30, 2004, had an outstanding balance of $7.8 million. Based on our variable-rate obligations outstanding at June 30, 2004, an increase or decrease of 1.0% in interest rates would increase or decrease our annual interest expense and related cash payments by approximately $39,000. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On March 2, 2004 we terminated an interest rate swap. We originally entered into this swap on July 26, 2002, in order to manage our exposure to interest rate and cash flow changes related to our floating interest rate debt. The notional principal amount of the swap was $10.0 million.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by J.P. Morgan Securities Inc. and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Included in the terms of this agreement is a requirement to enter into an interest rate protection agreement for a minimum notional amount of $125.0 million by October 6, 2004. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. All indebtedness from our previous credit facility totaling $7.8 million was repaid on July 7, 2004.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 10, 2004, the following actions were taken:

1.	Election of Directors

	For	Withheld
Keith D. Grinstein	18,759,570	1,065,813
Ronald B. Woodard	19,278,812	546,571

2.	To approve amendments to the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan to increase the total number of shares available for issuance by 1,000,000 shares and to increase the limit on the number of shares that can be issued as stock awards.

For	Against	Abstain	Broker Non-Votes
9,119,717	3,677,195	38,821	6,989,650

3.	To advise on the appointment of KPMG LLP as independent auditors of Coinstar for the fiscal year ending December 31, 2004.

For	Against	Abstain
19,315,340	483,570	26,473

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description of Document

10.1	Employment agreement between Randall J. Fagundo and the Registrant dated July 8, 2004

31.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

32.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

(b)	Reports on Form 8-K:

On April 29, 2004, we filed a current report on Form 8-K dated April 29, 2004 under Item 9 issuing a press release announcing results for the quarter ended March 31, 2004.

On May 24, 2004, we filed a current report on Form 8-K dated May 24, 2004 under Item 13 issuing a press release announcing the execution of a definitive agreement and plan of merger between Coinstar, Inc. and American Coin Merchandising, Inc.

On July 7, 2004, we filed a current report on Form 8-K dated July 7, 2004 Under Item 2 announcing the purchase of American Coin Merchandising, Inc.

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
July 29, 2004