Form 10-Q
period 2004-09-30
COINSTAR INC
filed 2004-11-01
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2004
Common Stock, $0.001 par value	21,571,414

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,584	$38,882
Cash being processed	53,784	60,782
Trade accounts receivable, net of allowance for doubtful accounts of $369	3,045	—
Inventory	23,151	—
Deferred income taxes	11,091	10,161
Prepaid expenses and other current assets	11,248	3,043

Total current assets	147,903	112,868
PROPERTY AND EQUIPMENT, NET	127,908	60,770
DEFERRED INCOME TAXES	22,552	28,665
OTHER ASSETS	5,955	699
INTANGIBLE ASSETS, net of accumulated amortization of $1,159 in 2004 and $138 in 2003	34,926	618
GOODWILL	136,996	454

TOTAL ASSETS	$476,240	$204,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,178	$2,128
Accrued liabilities payable to retailers	53,035	60,782
Other accrued liabilities	19,431	9,513
Current portion of long-term debt and capital lease obligations	3,662	14,188

Total current liabilities	92,306	86,611
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	248,693	3,273

Total liabilities	340,999	89,884
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2004 or 2003	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 22,785,878 and 22,461,525 shares issued and 21,552,664 and 21,228,311 shares outstanding at September 30, 2004 and December 31, 2003, respectively	196,521	191,370
Accumulated deficit	(39,981)	(55,798)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,484	1,401

Total stockholders’ equity	135,241	114,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,240	$204,074

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
REVENUE	$197,307	$129,770	$106,430	$48,671

EXPENSES:
Direct operating	113,248	57,683	69,937	20,870
Sales and marketing	8,358	7,954	3,642	3,440
Research and development	4,407	4,383	1,410	1,566
General and administrative	18,052	14,966	8,098	4,783
Depreciation and other	25,186	19,761	9,821	6,764
Amortization of intangible assets	1,021	101	884	38

Income from operations	27,035	24,922	12,638	11,210

OTHER INCOME (EXPENSE):
Interest income and other, net	320	222	190	38
Interest expense	(3,165)	(994)	(2,793)	(300)

Income before income taxes	24,190	24,150	10,035	10,948
Income taxes	(8,373)	(9,025)	(3,386)	(4,014)

NET INCOME	$15,817	$15,125	$6,649	$6,934

NET INCOME PER SHARE:
Basic	$0.74	$0.70	$0.31	$0.32
Diluted	$0.73	$0.69	$0.30	$0.32

WEIGHTED SHARES OUTSTANDING:
Basic	21,381	21,565	21,491	21,389
Diluted	21,650	21,889	21,818	21,580

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Month Period Ended September 30, 2004

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2004	21,228,311	$191,370	$(55,798)	$(22,783)	$1,401	$114,190
Issuance of shares under employee stock purchase plan	66,126	770				770
Exercise of stock options	251,515	3,074				3,074
Stock-based compensation expense	3,145	29				29
Warrants issued in connection with acquisition		595				595
Net exercise of common stock warrants	3,567
Tax benefit on options and employee stock purchase plan		683				683
Comprehensive income:
Net income			15,817			15,817	$15,817
Other comprehensive income:
Short-term investments, net of tax expense of $3					4	4	4
Foreign currency translation adjustments, net of tax benefit of $3					(6)	(6)	(6)
Interest rate hedges on long-term debt, net of tax expense of $52					85	85	85

Total comprehensive income							$15,900

BALANCE, September 30, 2004	21,552,664	$196,521	$(39,981)	$(22,783)	$1,484	$135,241

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Periods Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$15,817	$15,125
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	25,186	19,761
Amortization of intangible assets	1,021	101
Amortization of deferred financing fees	238	—
Non-cash earnings from joint venture activity	(119)	—
Non-cash stock-based compensation	29	(65)
Deferred taxes	7,829	8,242
Cash provided (used) by changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(38)	—
Inventory	(1,100)	—
Prepaid expenses and other current assets	(4,407)	(1,017)
Other assets	(382)	(92)
Accounts payable	(3,774)	(1,422)
Accrued liabilities payable to retailers	(11,564)	(6,987)
Accrued liabilities	2,952	(541)

Net cash provided by operating activities	31,688	33,105

INVESTING ACTIVITIES:
Proceeds from (purchase of) available-for-sale securities	25	(318)
Purchase of property and equipment	(30,944)	(17,262)
Proceeds from sale of fixed assets	117	18
Acquisition of CellCards of Illinois, net of cash acquired of $1,087	(4,897)	—
Acquisition of ACMI, net of cash acquired of $11,505	(227,639)	—
Purchase of intangible assets	—	(757)

Net cash used by investing activities	(263,338)	(18,319)

FINANCING ACTIVITIES:
Financing costs associated with long-term credit facility	(5,309)	(30)
Principal payments on long-term debt	(17,298)	(23,518)
Borrowings under long-term debt	250,000	—
Borrowings under revolving line of credit	—	7,500
Company stock repurchased	—	(13,304)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	3,844	2,345

Net cash provided (used) by financing activities	231,237	(27,007)

Effect of exchange rate changes on cash	117	319

NET DECREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED	(296)	(11,902)

CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	99,664	102,843

End of period	$99,368	$90,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$922	$1,276
Cash paid during the period for taxes	$544	$783

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$2,464	$1,001
Issuance of warrants for CellCards of Illinois acquisition	$595	—
Accrued acquisition costs	$264	—

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended September 30, 2004 and 2003

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Founded in 1991, Coinstar is a multi-national company offering a range of services consisting of coin counting, entertainment services and electronic payment (“e-payment”) services. Our network of automated, self-service coin-counting machines provides consumers with a convenient and innovative means to convert loose coins into cash. Through our recent acquisition of ACMI Holdings, Inc. and its subsidiary, American Coin Merchandising, Inc., (collectively referred to as “ACMI”), we offer various entertainment services to consumers in mass merchants, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include crane machines, bulk vending, kiddie rides and video games. In addition, we offer various e-payment services through point-of-sale and non-coin-counting kiosks in drugstores, universities, shopping malls and convenience stores. As of September 30, 2004, we had a total of over 11,700 coin-counting machines installed, over 167,700 entertainment services machines installed and over 13,000 locations where our point-of-sale and non-coin-counting kiosks were installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Coinstar, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, cash equivalents and cash being processed: We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents. As of September 30, 2004, we had cash and cash equivalents of $99.4 million, which consisted of cash, coin and cash equivalents available for our operations of $45.6 million and cash being processed of $53.8 million.

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have estimated the value of our entertainment services coin-in-machine at September 30, 2004. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

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

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands except per share data)
Net income as reported:	$15,817	$15,125	$6,649	$6,934

Total stock-based employee compensation included in the determination of net income as reported, net of $0 and $2 tax benefit for the nine months ended September 30, 2004 and 2003, respectively. Compensation amounts are net of $0 and $10 tax benefit for the three months ended September 30, 2004 and 2003, respectively	—	3	—	17

Total stock-based employee compensation determined under fair value method for all awards, net of $1,819 and $2,200 tax benefit for the nine months ended September 30, 2004 and 2003, respectively. Fair value compensation amounts are net of $614 and $715 tax benefit for the three months ended September 30, 2004 and 2003, respectively.	(3,767)	(3,548)	(1,264)	(1,144)

Pro forma net income:	$12,050	$11,580	$5,385	$5,807

Net income per share:
Basic:
As reported	$0.74	$0.70	$0.31	$0.32
Pro forma	0.56	0.54	0.25	0.27
Diluted:
As reported	0.73	0.69	0.30	0.32
Pro forma	0.56	0.54	0.25	0.27

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Inventories consist of purchased items ready for resale or use in vending operations.

Property and Equipment: Property and equipment are depreciated using the straight-line method over the following useful lives.

Useful Life
Coin-counting and e-payment machines	5 years
Entertainment services machines	10 years
Vending machines	3 to 5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	3 years
Leasehold improvements	5 to 7 years

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we will test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Intangible assets: Our intangible assets are comprised primarily of retailer relationships acquired in connection with our recent acquisition of ACMI in July 2004 and our acquisition of CellCards of Illinois, LLC (“CellCards”) in February 2004. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets over their expected useful lives. We recognized amortization expense of $883,935 and $37,749 in the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $100,668 for the nine months ended September 30, 2004 and 2003, respectively.

Revenue recognition: We recognize revenue as follows:

•	Coin counting revenue is recognized at the time the consumers’ coins are counted by the coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in the machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Recent accounting pronouncements: In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation addresses consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It also requires consolidation by the primary beneficiary. This interpretation applies to interests in variable interest entities for periods ending after March 15, 2004. We adopted this interpretation, but it did not have any impact on our financial statements.

Reclassifications: Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

NOTE 2: ACMI HOLDINGS, INC. - ACQUISITION

On July 7, 2004, we acquired ACMI for $235.0 million. As part of this acquisition, we acquired cash totaling $11.5 million. The acquisition was effected pursuant to the “Agreement and Plan of Merger” dated May 23, 2004 between ACMI and Coinstar. In addition to the purchase price, we incurred an estimated $4.3 million in transaction costs, including investment banking fees and amounts relating to legal and accounting charges. The results of operations of ACMI from July 7, 2004 to September 30, 2004 are included in Coinstar’s statement of operations.

ACMI offers various entertainment services to consumers in mass merchants, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include crane machines, bulk vending, kiddie rides and video games. We acquired ACMI in order to add new classes of trade, broaden our retailer base, diversify services, expand the reach of field service and create a platform for growth across all businesses, including coin counting, e-payment and entertainment services.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

The total purchase consideration consists of the following:

(in thousands)
Cash paid for acquisition of ACMI(1)	$235,000
Estimated acquisition related costs (2)	4,295

$239,295

(1)	As part of the acquisition, we acquired cash, cash equivalents and cash-in-machine of $11.5 million.
(2)	Acquisition related costs consist of investment banking, legal and accounting fees and other directly related charges.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The accounting for the purchase price allocation is preliminary and is subject to possible adjustments in the future. The following unaudited condensed balance sheet data presents the preliminary determination of the fair value of the assets acquired and liabilities assumed.

(in thousands)
Assets acquired:
Cash and cash equivalents	$11,505
Trade accounts receivable	1,128
Inventories	19,521
Prepaid expenses and other assets	4,022
Property and equipment	58,404
Other assets	1,984
Intangible assets	34,400
Goodwill	132,831

263,795

Liabilities assumed:
Accounts payable	13,869
Accrued liabilities	10,631

Total consideration	$239,295

Goodwill of $132.8 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS 142. Of this amount, approximately $36.1 million is expected to be deductible for tax purposes. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

(In thousands, except years)	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
Intangible assets:
Retailer relationships	$34,200	10.00	9.94
Internal use software	200	3.00	0.02

Total	$34,400		9.96

Amortization expense for the nine and three months ended September 30, 2004, relating to this acquisition was approximately $0.8 million. Based on identified intangible assets recorded as of September 30, 2004, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will approximate $3.4 million in each of the next 10 years.

The following unaudited pro forma information represents the results of operations for Coinstar and ACMI for the three and nine month periods ended September 30, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Total revenue	$311,920	$273,763	$109,105	$105,203

Net income	$16,770	$16,200	$7,175	$7,556

Net income per share:
Basic	$0.78	$0.75	$0.33	$0.35
Diluted	$0.78	$0.74	$0.33	$0.35

NOTE 3: CELLCARDS OF ILLINOIS, LLC - ACQUISITION

On February 13, 2004, we acquired 100% of the equity interest of CellCards for a purchase price of approximately $6.6 million. CellCards is one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes and prepaid phone cards. The purchase consisted of a cash payment of $5.8 million, the issuance of warrants to purchase an aggregate of 150,000 shares of our common stock and other related acquisition expenses totaling approximately $185,000.

The acquisition was accounted for as a purchase. Accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. The respective estimated fair values were determined at the acquisition date and resulted in $3.7 million of goodwill.

NOTE 4: SECURED CREDIT FACILITY

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility were $5.6 million which are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. All indebtedness from our previous credit facility totaling $7.8 million was repaid on July 7, 2004.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. At September 30, 2004, our interest rate on this facility was 3.84%. On October 7, 2004, due to changes in the LIBOR rate, our interest rate has been adjusted to 4.29%.

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

Quarterly principal payments on the term loan totaling $0.6 million began September 30, 2004 and will end March 31, 2011. The remaining principal balance of $233.1 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

NOTE 5: INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Numerator:
Net income	$15,817	$15,125	$6,649	$6,934

Denominator:
Weighted average shares for basic calculation	21,381	21,565	21,491	21,389
Warrants	—	2	—	—
Incremental shares from employee stock options and awards	269	322	327	191

Weighted average shares for diluted calculation	21,650	21,889	21,818	21,580

NOTE 6: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$15,817	$15,125	$6,649	$6,934
Other comprehensive income	83	89	13	118

Total comprehensive income	$15,900	$15,214	$6,662	$7,052

NOTE 7: PROPERTY AND EQUIPMENT

	September 30, 2004	December 31, 2003
	(in thousands)
Coin, entertainment and e-payment machines	$255,109	$176,329
Computers	9,709	9,197
Office furniture and equipment	3,463	1,382
Leased vehicles	4,903	3,957
Leasehold improvements	737	705

	273,921	191,570
Accumulated depreciation and amortization	(146,013)	(130,800)

	$127,908	$60,770

In March 2004, we evaluated our long lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long Lived Assets. In the first and second quarter of 2004, as a result of our evaluation, we recorded a charge of approximately $1.9 million for the write down of the first generation hardware of our prepaid services. This charge is reported in the line item titled, Depreciation and other, of our Consolidated Statements of Operations.

NOTE 8: ACMI 401(k) PLAN

ACMI maintains a 401(k) profit sharing plan, which covers substantially all of its employees. Employees are permitted to contribute up to 15% of their eligible compensation. ACMI makes contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $200,000 for the period July 7, 2004 (acquisition date) through September 30, 2004.

NOTE 9: COMMITMENTS

Future minimum commitments of Coinstar, under operating lease arrangements as of September 30, 2004, are as follows:

(in thousands)
2004	$5,599
2005	4,391
2006	2,885
2007	1,510
2008	1,198
2009 and thereafter	1,148

Total	$16,731

NOTE 10: CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Current Vulnerability Due to Certain Concentrations:

Suppliers

Substantially all of the plush toys and other products dispensed from the entertainment services machines are produced by foreign manufacturers. A majority of these purchases are made directly from manufacturers in the People’s Republic of China (“China”). We purchase our other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers and could result in substantially increased costs for certain products purchased by us which could have a material adverse effect on our financial performance.

Retail partners

We have coin-counting, entertainment and e-payment services machines placed with Wal-Mart, Inc. and Kroger Company that accounted for 24% and 11% of our consolidated revenue for the three months ended September 30, 2004, and 13% and 17% for the nine month period ended September 30, 2004, respectively.

NOTE 11: BUSINESS SEGMENT INFORMATION

Operating segments as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, are components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision-maker.

We are organized into two reportable business segments: the North American business (which includes the United States, Canada and Mexico), and our International business (which includes the United Kingdom). Goodwill arising from the acquisitions of CellCards and ACMI has been allocated to the North American segment.

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
North American business	$184,818	$122,336	$101,575	$45,697
International business	12,489	7,434	4,855	2,974

Total revenue	$197,307	$129,770	$106,430	$48,671

Net income:
North American business	$13,301	$14,418	$5,372	$6,565
International business	2,516	707	1,277	369

Total net income	$15,817	$15,125	$6,649	$6,934

	September 30, 2004	December 31, 2003
	(in thousands)
Total assets:
North American business	$468,403	$199,132
International business	22,636	20,174
Intercompany eliminations	(14,799)	(15,232)

Total assets	$476,240	$204,074

Additionally, our chief operating decision-makers analyze our revenue based on those generated from our coin-counting and e-payment service revenue separate from revenue generated from our entertainment services business. Revenue for these two units are as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
Coin-counting and e-payment services	$143,613	$129,770	$52,736	$48,671
Entertainment services	53,694	—	53,694	—

Total revenue	$197,307	$129,770	$106,430	$48,671

NOTE 12: RELATED PARTY TRANSACTIONS

Mr. Fagundo, President – ACMI, is a member of a limited liability company which has agreed to lease to Coinstar a building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at monthly rental payments ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

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

Overview

Revenue

Our revenue is derived primarily from three sources; coin-counting services revenue, entertainment services revenue and, to a lesser extent, e-payment services revenue.

Coin-counting Services Revenue

Our revenue from coin-counting services is generated by our installed base of coin-counting machines located in supermarket chains and other retail locations in the United States, Canada and the United Kingdom. We generate revenue based on a fee charged on the total dollar amount of coins in a transaction. We recognize fee revenue at the time the consumers’ coins are counted by the coin-counting machines. Overall revenue growth is primarily dependent on the growth in coin volumes of our installed base and, to a lesser degree, the rate of new installations. Our results to date show that coin volumes per machine generally increase with the length of time the machine is in operation as usage levels of the service increase, driving initial trial and repeat usage for the service. We believe that coin volumes per machine may also be affected by other factors such as (i) public relations, advertising and other activities that promote trial and usage of the machines, (ii) the amount of consumer traffic in the stores in which the machines are located and (iii) seasonality.

Entertainment Services Revenue

Our revenue from entertainment services represents cash receipts from consumers that have used our entertainment services machines, which include our skill-crane machines, bulk vending, kiddie rides and video games. Our crane machines, bulk vending and other entertainment services equipment are placed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops and similar locations. We recognize revenue when cash is deposited in our machines. Our entertainment services revenue in any given period is directly related to a number of factors, including the number of entertainment services machines in operation and consumer demand. For example, in the current quarter, entertainment services revenue was affected by a drop in consumer demand directly attributed to a government sponsored recall of certain toy jewelry products. In addition, we believe our entertainment services revenue is seasonal, with average revenue per machine per week greater during the Easter and Christmas periods.

E-Payment Services Revenue

Our revenue from sales of e-payment services, such as prepaid wireless, prepaid MasterCard® cards, prepaid phone cards and payroll cards, represent commissions earned, net of retailer fees. We recognize revenue for our e-payment services at the point of sale. As part of our strategy to increase our e-payment offerings, in February 2004 we acquired CellCards of Illinois, LLC, one of the nation’s largest distributors of prepaid products, including prepaid wireless minutes, prepaid phone cards and bill payment capabilities. The acquisition adds to our retail base approximately 13,000 new point-of-sale locations, including nationwide drug store chains such as Walgreen Co. and CVS Corporation. In addition, we have relationships with some of the largest wireless carriers, such as T-Mobile, Virgin Mobile, AT&T Wireless and Cingular. With this acquisition, we intend to broaden our e-payment offerings and provide an in-lane product delivery option to our retail partners.

Expenses

Our direct operating expenses are comprised of the regional expenses associated with our coin-counting, entertainment services and e-payment services operations and support. The expenses consist primarily of the cost of plush toys and other products dispensed from the entertainment services machines, coin pick-up, transportation and processing expenses, field operations support and related expenses, retail operations support and the service fees that we pay to our retail partners. We have, in some cases, implemented new fee arrangements with certain of our coin-counting retail partners which in some cases may result in an increase to our expenses. These fee arrangements are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria.

Our direct operating expenses include the cost of plush toys and other products dispensed from the entertainment services machines, which are produced by foreign manufacturers and located mainly in China. We purchase other products, including products provided in our bulk vending machines, from other third party suppliers. Coin pick-up, transportation and processing costs, which also represent a significant portion of direct operating expenses, vary based on the level of total coin volume and the density of the machines within a region. Field service operations and related expenses vary depending on the number of geographic regions in which our coin-counting machines and entertainment services machines are located and the density of these machines within a region. Sales and marketing expenses are comprised of ongoing marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets. Research and development expenses consist primarily of the development costs of the coin-counting machine software, network applications, machine improvements and new product development. General and administrative expenses are comprised of administrative support for field operations, our customer service center, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance. Depreciation and other consists primarily of depreciation charges on our installed machines and depreciation on computer equipment and leased automobiles. Amortization expenses consist of amortization of intangible assets including retailer relationships that were valued when we acquired ACMI and, to a lesser extent, CellCards.

Since our inception, we have devoted significant resources to building our sales and marketing organization, adding administrative personnel and developing the network systems and infrastructure to support the rapid growth of our installed base of machines. We expect to continue to evaluate new marketing and promotional programs to increase the breadth and rate of consumer utilization of our services. We also intend to continue to engage in systems and product research and development. We believe our prime retail locations, including mass merchandisers added through our acquisition of ACMI, and drug store chain locations added through our acquisition of CellCards, form a strategic platform from which we will be able to deliver additional value-added services to consumers and our retail partners that may create additional revenue streams.

We believe that our future coin-counting, entertainment and e-payment services revenue growth, operating margins and profitability will depend on the success of our efforts to increase consumer usage, retain our current retail partners, respond to competitive pressures, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume and entertainment services revenue over time. Given our recent acquisitions, the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin volumes and entertainment services revenue of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to coin-in-machine and accrued expenses, property and equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Entertainment Services Coin-in-Machine: We have estimated the value of our entertainment services coin-in-machine at September 30, 2004. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

We have estimated the value of our entertainment services coin-in-machine at September 30, 2004. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Property and Equipment: Property and equipment are depreciated in accordance with the methods disclosed in Note 1 to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We will continue to evaluate the useful life of our coin-counting, entertainment services and vending machines, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to the estimated lives of our machines may cause actual results to differ based on different assumptions or conditions.

Stock-based Compensation: We have several stock-based compensation programs which are described more fully in Note 1 to our Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. If we had determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have decreased by $3.8 million and by $3.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Deferred Tax Assets and Income Tax Benefit: Deferred tax assets totaling $2.2 million were recognized on our balance sheet in the third quarter of 2004 as a result of the acquisition of ACMI. Based upon our expectation that the consolidated company will generate sustainable net income for the foreseeable future, we believe it is more likely than not that the deferred tax assets will be fully utilized. We will reevaluate our ability to utilize our NOL carryforwards in future periods, and in compliance with SFAS No. 109, record any resulting adjustments that may be material to deferred income tax expense. In addition, we will reduce the deferred income tax assets for the benefits of NOL carryforwards actually used in future quarters. The future impact on net income may therefore be positive or negative, depending on the net result of such adjustments and charges.

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we will test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Revenue recognition: We recognize revenue as follows:

•	Coin counting revenue is recognized at the time the consumers’ coins are counted by the coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in the machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	57.4	44.5	65.7	42.9
Sales and marketing	4.2	6.1	3.4	7.1
Research and development	2.2	3.4	1.3	3.2
General and administrative	9.2	11.5	7.6	9.8
Depreciation and other	12.8	15.2	9.2	13.9
Amortization	0.5	0.1	0.9	0.1

Income from operations	13.7%	19.2%	11.9%	23.0%

Three Month Periods Ended September 30, 2004 and 2003

Revenue

Revenue increased to $106.4 million in the three months ended September 30, 2004 from $48.7 million for the comparable prior year quarter. Our revenue grew as a result of two primary factors: the acquisition of our subsidiary, ACMI, and an increase in coin-counting activity.

Revenue for our coin business increased from $48.7 million to $52.7 million, or 8.4% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines in service during the three months ended September 30, 2004 and the volume of coins processed by the units in service during this period. The total installed base of coin-counting machines increased to approximately 11,700 as of September 30, 2004 from approximately 11,100 as of September 30, 2003.

Entertainment services revenue during the period July 7, 2004 (acquisition date) through September 30, 2004 was $53.7 million. Entertainment services revenue is derived primarily from crane machines and bulk vending equipment installed in retail locations. Total entertainment services equipment installed at September 30, 2004 was approximately 167,700 units.

Direct Operating Expenses

Direct operating expenses increased to $69.9 million in the three months ended September 30, 2004 from $20.9 million in the comparable prior year period. Direct operating expenses increased primarily due to 1) the inclusion of ACMI, 2) changes in our fee arrangements with our retail partners relating to coin-counting and 3) increased expenses incurred to develop and provide ongoing support to our retail partners as we make additional services available through the coin-counting machines. Direct operating expenses as a percentage of revenue increased to 65.7% in the three months ended September 30, 2004 from 42.9% in the same period of 2003. This percentage of revenue increase was primarily due to the inclusion of ACMI which had a higher percentage of direct operating expenses to revenue than our historical business. We expect transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing Expenses

Sales and marketing expenses increased to $3.6 million in the quarter ended September 30, 2004 from $3.4 million in the comparable prior year quarter. Sales and marketing expenses increased slightly due to increased spending to introduce new services in regional markets. The timing of promotional advertising may vary from quarter to quarter. Since revenues increased substantially more than our marketing expenditures, sales and marketing as a percentage of revenue decreased to 3.4% in the three months ended September 30, 2004 from 7.1% in the comparable prior year quarter.

Research and Development

Research and development expenses decreased to $1.4 million in the quarter ended September 30, 2004 from $1.6 million in the comparable prior year quarter. Research and development decreased due to shifting some research and consulting expenditures to earlier quarters in 2004 compared to 2003. Since revenues increased substantially more than research and development expenditures, research and development expenses as a percentage of revenue decreased to 1.3% in the three months ended September 30, 2004 compared to 3.2% in the same period of 2003.

General and Administrative

General and administrative expenses increased to $8.1 million for the three month period ended September 30, 2004 from $4.8 million in the comparable prior year quarter. General and administrative expenses increased primarily due to the inclusion of ACMI, which resulted in additional expenses of $3.3 million. Excluding the impact from including ACMI expenses, our general and administrative expenses remained constant. General and administrative expenses as a percentage of revenue decreased to 7.6% in the quarter ended September 30, 2004 from 9.8% in the comparable prior year quarter.

Depreciation and Other

Depreciation and other expense increased to $9.8 million in the quarter ended September 30, 2004 from $6.8 million in the comparable prior year quarter. Depreciation and other expense increased due to the inclusion of ACMI. Depreciation and other expense as a percentage of revenue decreased to 9.2% in the three months ended September 30, 2004 from 13.9% in the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased to $884,000 in the quarter ended September 30, 2004, from $38,000 in the comparable quarter ended 2003. Amortization expense of intangible assets increased from the inclusion of ACMI; mainly due to retailer relationships that ACMI has established. Amortization of intangible assets as a percentage of revenue increased to 0.9% in the three months ended September 30, 2004 from 0.1% in the same period during 2003.

Other Income and Expense

Interest and other income increased to $190,000 in the quarter ended September 30, 2004 from $38,000 in the comparable prior year quarter. The increase was mainly attributed to joint venture income received by our subsidiary, CellCards.

Interest expense increased to $2.8 million in the three months ended September 30, 2004 from $0.3 million in the comparable prior year period. With the acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $250.0 million had been drawn in connection with this acquisition. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt in the three month period ended September 30, 2004 compared to the same period in 2003. As of September 30, 2004, we had $249.4 million of long-term debt outstanding on our credit facility. We anticipate significantly higher interest expense in the foreseeable future than in historical quarters.

Nine Month Periods Ended September 30, 2004 and 2003

Revenue

Revenue increased to $197.3 million in the nine months ended September 30, 2004 from $129.8 million for the comparable prior year period. Our revenue grew as a result of two primary factors: the inclusion of our subsidiary, ACMI, and an increase in coin-counting activity. ACMI is only included in the nine months ended September 30, 2004 for 86 days (July 7, 2004 – September 30, 2004).

Revenue for our coin business increased from $129.8 million to $143.6 million, or 10.7% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines in service during the nine months ended September 30, 2004 and the volume of coins processed by the units in service during this period.

Entertainment services revenue during the period July 7, 2004 (acquisition date) through September 30, 2004 was $53.7 million. Entertainment services revenue is derived primarily from crane machines and bulk vending equipment installed in retail locations. Total entertainment services equipment installed at September 30, 2004 was approximately 167,700 machines.

Direct Operating Expenses

Direct operating expenses increased to $113.2 million in the nine months ended September 30, 2004 from $57.7 million in the comparable prior year period. Direct operating expenses increased primarily due to 1) our inclusion of ACMI, 2) changes in our fee arrangements with our retail partners relating to coin-counting and 3) increased expenses to develop and provide ongoing support to our retail partners as we make additional services available through the coin-counting machines. Direct operating expenses as a percentage of revenue increased to 57.4% in the nine months ended September 30, 2004 from 44.5% in the same period of 2003. We expect transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing Expenses

Sales and marketing expenses increased to $8.4 million in the nine months ended September 30, 2004 from $8.0 million in the comparable prior year period. Sales and marketing expenses increased due to our spending for national cable television and radio broadcasts as well as increased spending to introduce new services in regional markets. The timing of promotional advertising may vary from quarter to quarter. Historically, advertising during the first quarter of our fiscal year has not resulted in significant increases in the volume of coin processed by our retail partners during our seasonally low first quarter; therefore, advertising expenditures are generally higher during the second half of the year. Since revenues increased more than our marketing expenditures, sales and marketing as a percentage of revenue decreased to 4.2% in the nine months ended September 30, 2004 from 6.1% in the comparable prior year period.

Research and Development

Research and development expenses remained the same at $4.4 million in the nine months ended September 30, 2004 and 2003. Research and development expenses represent expenditures to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin-counting system. Since revenues increased and our research and development expenditures remained the same, research and development expenses as a percentage of revenue decreased to 2.2% for the nine months ended September 30, 2004 from 3.4% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $18.1 million for the nine month period ended September 30, 2004 from $15.0 million in the comparable prior year period. General and administrative expenses increased primarily due to the inclusion of ACMI, which resulted in additional expenses of $3.3 million. Excluding the impact from including ACMI expenses, our general and administrative expenses remained constant. General and administrative expenses as a percentage of revenue decreased to 9.2% in the nine months ended September 30, 2004 from 11.5% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $25.2 million in the nine months ended September 30, 2004 from $19.8 million in the comparable prior year period. Depreciation expense increased due to the inclusion of ACMI and to losses booked on capital assets associated with upgrading our e-payment kiosks. Depreciation and other expense as a percentage of revenue decreased to 12.8% in the nine months ended September 30, 2004 from 15.2% in the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased to $1.0 million in the nine months ended September 30, 2004, from $0.1 million in the comparable period ended 2003. Amortization expense of intangible assets increased from the inclusion of ACMI; mainly due to retailer relationships that ACMI has established. Amortization as a percentage of revenue increased to 0.5% in the nine months ended September 30, 2004, from 0.1% in the same period during 2003.

Other Income and Expense

Interest and other income increased to $320,000 in the nine month period ended September 30, 2004 from $222,000 in the comparable prior year period. The increase in other income was attributed to joint venture income received by our subsidiary, CellCards, in the nine months ended September 30, 2004.

Interest expense increased to $3.2 million in the nine months ended September 30, 2004 from $1.0 million in the comparable prior year period. With the acquisition of American Coin Merchandising, Inc. on July 7, 2004, we entered into a $310.0 million credit facility of which $250.0 million had been drawn in connection with this acquisition. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt in the nine month period ended September 30, 2004 compared to the same period in 2003. As of September 30, 2004, we had $249.4 million of long-term debt outstanding on our credit facility. We anticipate significantly higher interest expense in the foreseeable future.

Liquidity and Capital Resources

As of September 30, 2004, we had cash, cash equivalents and cash being processed totaling $99.4 million, which consisted of cash and cash equivalents available to fund our operations of $45.6 million and cash being processed of $53.8 million. Cash being processed represents cash residing in our installed equipment, cash in transit or cash which is payable to our retail partners as service fees. Working capital was $55.6 million at September 30, 2004 compared with $26.3 million at December 31, 2003. The increase in working capital was mostly due to a $23.2 million increase of inventory from our acquisitions of ACMI and CellCards.

Net cash provided by operating activities was $31.7 million for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $33.1 million for the nine months ended September 30, 2003. Cash provided by operating activities decreased primarily as the result of a net decrease in cash provided by our operating assets and liabilities of $8.3 million (mainly from the amounts and timing of payments to retailers compared to the prior year), offset by an increase in net income of $0.7 million and by an increase in non-cash transactions on our income statement of $6.1 million.

Net cash used by investing activities for the nine month period ended September 30, 2004 was $263.3 million compared to $18.3 million in the comparable prior year period. Net cash used by investing activities consisted of $232.5 million in 2004 in connection with acquisitions and acquisition related costs, of which $4.9 million relates to the acquisition of CellCards and $227.6 million relates to the acquisition of ACMI. Additionally we have made capital expenditures of $30.9 million and $17.3 million in each of the nine month periods ended September 30, 2004 and 2003, respectively, mainly for the purchase of coin-counting, entertainment services and vending machines.

Net cash provided by financing activities for the nine month period ended September 30, 2004 was $231.2 million. This amount represented cash provided by drawing $250.0 million of term debt from our credit facility and proceeds from the exercise of stock options and employee stock purchases of $3.8 million, offset by principal payments on long-term debt of $17.3 million and financing costs associated with the long-term credit agreement. Net cash used by financing activities for the nine months ended September 30, 2003 was $27.0 million. This amount represented cash used to reduce our outstanding borrowings under our credit facility by approximately $15.0 million and cash used to repurchase 813,914 shares of our own stock for $13.3 million, offset by proceeds from the exercise of stock options and employee stock purchases of $2.3 million.

Under the terms of our new credit agreement entered into on July 7, 2004, we are permitted and our Board has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock or exercise of stock options. (This authorization is in addition to the 1,233,214 shares repurchased previous to July 7, 2004 for $22.8 million.) As of September 30, 2004, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $1.5 million bringing the total authorized for purchase under our credit agreement to $4.5 million. We have not made further repurchases since entering into our new credit facility on July 7, 2004.

As of September 30, 2004, we had eight irrevocable letters of credit that totaled $13.3 million. These letters of credit, which expire at various times through May 31, 2005, are available to collateralize certain obligations to third parties. As of September 30, 2004, no amounts were outstanding under these letters of credit.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility were $5.6 million which will be amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. At September 30, 2004, our interest rate on this facility was 3.84%. On October 7, 2004, due to changes in the LIBOR rate, our interest rate has been adjusted to 4.29%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of September 30, 2004 we were in compliance with all covenants.

Quarterly principal payments on the term loan totaling $0.6 million began September 30, 2004 and will end March 31, 2011. The remaining principal balance of $233.1 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

Previous to July 7, 2004, we were under a credit agreement entered into on April 18, 2002, with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provided for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement were secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of the subsidiaries’ capital stock we own. On July 7, 2004, all outstanding debt on this facility was paid in full.

As of September 30, 2004, our net deferred income tax assets totaled $33.6 million. In the quarter ended September 30, 2004, we recorded $3.4 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and federal alternative minimum taxes.

The tables below summarize our contractual obligations and other commercial commitments as of September 30, 2004:

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of September 30, 2004	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$249,375	$2,500	$5,000	$5,000	$236,875
Capital lease obligations	3,423	1,350	1,587	486	—
Operating leases	16,731	5,599	7,276	2,708	1,148
Purchase obligations*	7,785	7,785	—	—	—

Total contractual cash obligations	$277,314	$17,234	$13,863	$8,194	$238,023

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2004	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Letters of credit	$13,315	$12,957	$358	$—	$—

Total commercial commitments	$13,315	$12,957	$358	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if unit coin volumes generated or entertainment services plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by or generated by our recently acquired subsidiary, ACMI, our consumer usage, the timing and number of installations, the number of available installable units held, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and potential future acquisitions.

Quarterly Financial Results

The following table sets forth selected unaudited quarterly financial information and operating data for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair statement of the quarterly results for the periods. Certain reclassifications have been made to the prior period balances to conform to the current period presentation. In addition, we have also conformed the presentation of the accounts of our recently acquired subsidiary, ACMI, to conform with the financial presentation of Coinstar, Inc. The operating results and data for any quarter are not necessarily indicative of the results for future periods.

	Three Month Periods Ended
	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002
	(in thousands, except per share and where noted)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$106,430	$47,825	$43,052	$46,366	$48,671	$43,102	$37,997	$41,651
Expenses:
Direct operating	69,937	23,093	20,218	20,904	20,870	19,077	17,736	18,440
Sales and marketing	3,642	3,666	1,050	5,262	3,440	3,384	1,129	3,530
Research and development	1,410	1,556	1,441	1,389	1,566	1,524	1,293	1,249
General and administrative	8,098	4,890	5,064	4,376	4,783	5,228	4,956	4,789
Depreciation and other	9,821	7,450	7,915	7,219	6,764	6,642	6,355	6,428
Amortization of intangible assets	884	84	53	63	38	38	25	—

Income from operations	12,638	7,086	7,311	7,153	11,210	7,209	6,503	7,215
Interest income and other, net	190	61	69	41	38	52	132	92
Interest expense	(2,793)	(126)	(246)	(216)	(300)	(336)	(358)	(457)

Income from operations before income taxes	10,035	7,021	7,134	6,978	10,948	6,925	6,277	6,850
Income taxes	(3,386)	(2,470)	(2,517)	(2,548)	(4,014)	(2,676)	(2,335)	42,555

Net income	$6,649	$4,551	$4,617	$4,430	$6,934	$4,249	$3,942	$49,405

Net income per share :
Basic	$0.31	$0.21	$0.22	$0.21	$0.32	$0.20	$0.18	$2.25
Diluted	0.30	0.21	0.21	0.21	0.32	0.19	0.18	2.17

Quarterly cash flow information:
Net cash provided by operating activities	3,788	$21,963	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334
Net cash used by investing activities	(241,861)	(10,900)	(10,577)	(7,680)	(5,770)	(5,009)	(7,540)	(6,088)
Net cash used by financing activities	237,733	(3,435)	(3,061)	(4,600)	(13,176)	(8,411)	(5,420)	(9,145)

Reconciliation of GAAP measurement to EBITDA(1):
Net cash provided by operating activities	3,788	$21,963	$5,937	$20,397	$7,304	$24,334	$1,467	$17,334
Changes in operating assets and liabilities	16,910	(7,535)	8,938	(6,369)	10,186	(11,224)	11,097	(4,094)
Other non-cash items(2)	(127)	(12)	(9)	—	—	(28)	93	38
Net interest expense	2,741	110	210	182	251	280	287	363
Cash paid for taxes	169	139	236	232	260	523	—	—

EBITDA (1)	$23,481	$14,665	$15,312	$14,442	$18,001	$13,885	$12,944	$13,641

EBITDA margin as a percentage of revenue	22.1%	30.7%	35.6%	31.1%	37.0%	32.2%	34.1%	32.8%

(1)	EBITDA represents earnings before net interest expense, income taxes, depreciation, and amortization. EBITDA is a non-GAAP measure which is provided as a complement to results provided in accordance with GAAP. However, non-GAAP measures are not a substitute for measures computed in accordance with GAAP. We believe EBITDA is an important non-GAAP measure as it provides useful cash flow information regarding our ability to service, incur or pay down indebtedness and for purposes of calculating certain debt covenants. In addition, management uses such non-GAAP measures internally to evaluate the Company’s performance and manage its operations. See above for the reconciliation of EBITDA to net cash provided by operating activities, the most directly comparable GAAP measurement to EBITDA.

(2)	Other non-cash items generally consist of non-cash stock-based compensation, amortization of deferred financing fees, and non-cash earnings from joint venture activity.

Seasonality

Our coin volumes and entertainment services revenue appear to be affected by seasonality. In particular, coin volumes generally have been lowest in the first quarter of the year and volumes generally have been highest in the third quarter, followed by the fourth quarter of the year. Our entertainment services business is somewhat seasonal, with average revenue per machine per week historically higher during the Easter and Christmas periods. There can be no assurance, however, that the seasonal trends we have historically experienced will continue. Any projections of future seasonality are inherently uncertain due to the lack of comparable companies engaged in the coin counting business.

In addition to fluctuations in revenue resulting from factors affecting consumer usage, timing of unit installations or de-installations may result in significant fluctuations in quarterly results. The rate of installations does not follow a regular pattern, as it depends principally on installation schedules determined by agreements between us and our retail partners, variable length of partner trial periods and the planned coordination of multiple partner installations in a given geographic region.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

Certain statements in the risks described below are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “may,” “will,” “should,” “project,” “continue,” “plans,” “aims,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings made by Coinstar from time-to-time may be forward-looking statements. We caution you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We are including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.

We have substantial indebtedness as a result of our acquisition of ACMI. On July 7, 2004, we acquired ACMI for $235.0 million in cash. To finance the acquisition, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may limit our ability to affect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. We may be unable to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the agreement. If the covenants are not met our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations. We derive substantially all of our revenue from two sources: coin counting units installed in high traffic supermarkets and entertainment services units installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain relationships with our existing retail partners in locations where we can operate profitably. For example, for the three month period ended September 30, 2004, Wal-Mart, Inc. and Kroger Company accounted for approximately 24% and 11% of our consolidated revenue, respectively. If we are unable to persuade existing retail partners that our coin and entertainment services provide direct and indirect benefits that are superior to or competitive with other systems (including coin counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our units occupy, we may encounter difficulties maintaining existing retailer relationships. We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. However, there are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. ACMI’s relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time, for any reason. Cancellation of this contract could seriously harm our entertainment services business and reputation. More generally, if we are unable to maintain or renew such contracts with our existing retail partners, our business, financial condition and results of operations could be significantly impaired.

We may be unable to continue to pay our retail partners a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability. We have faced and are currently facing ongoing pricing pressure from our current retail partners to increase the service fee we pay on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. We have, in some cases, implemented new fee arrangements for our coin services. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives or other criteria. Together with other factors, these new arrangements could increase our expenses relative to coin services significantly in future periods.

We may be unable to attract new retail partners and penetrate new markets and distribution channels. In order to continue our coin-counting and entertainment services machine installation growth, we will need to attract new retail partners and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. We cannot assure you that we will be able to attract new retail partners or that we will be able to drive down costs relating to the manufacture, installation or servicing of coin-counting or entertainment services machines to levels that would enable us to operate profitably in lower density markets.

We may be unable to identify, originate, and define product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. To be competitive, we need to develop new services that are accepted by the market and establish third-party relationships necessary to develop and commercialize such services. For example, toy and other products dispensed in our entertainment services units must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our toy products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for toy products well in advance of purchases by consumers, we could experience excess inventory if our consumers purchase fewer products than anticipated. In order to develop and commercialize new non-entertainment vending products or services, we will need to enhance the capabilities of our coin-counting and entertainment services machines and our network and establish market acceptance of such products or services. We cannot assure you that new or additional products or services that we may attempt to commercialize will be successful.

Competitive pressures could seriously harm our business, financial condition and results of operations. Our coin- counting business faces competition from supermarket retailers, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others, and who service such equipment themselves or through third parties. For example, in 2003, Safeway, Inc., then one of our largest coin counting retail partners, decided to purchase and operate its own coin-counting machines. Other retail partners may choose to replace our coin-counting machines with self-installed machines. In addition, some banks and other competitors also provide coin counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. Additional banks may choose to compete with us by offering free-of-charge coin-counting services.

As a result of our acquisition of ACMI, we now compete with a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in aggressive expansion programs, and ACMI has experienced and we expect to continue to experience intense competition for new locations and acquisition candidates. We may be unable to compete effectively with these companies in the future. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We cannot assure you that we will be able to maintain current sites in the retail locations or that we will be able to obtain sites in the future on attractive terms or at all. There also are few barriers to entry in the entertainment services business, and it would be possible for well-financed vending machine manufacturers or other vending machine operators with existing relationships with retail accounts targeted by us to compete readily with us in certain markets.

Defects or failures in our coin counting machines’ operating system could harm our business. The operation of our coin-counting machines depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements could result in delays or disruptions that may seriously harm our operations. We also rely on a long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations.

Lack of consumer confidence, whether real or perceived, in our coin-counting machines could harm our business. The accuracy of the coin-counting functionality of our machines is important to consumers and our retail partners. The failure to maintain consumer confidence in our technology and systems could harm our business. Our inability to collect the data from our coin-counting machines could lead to a delay in processing coins and crediting the accounts of our retail partners for vouchers that have already been redeemed. Any loss or delay in collecting coin data could seriously harm our operations.

We may be unable to adequately protect or enforce our patents and other proprietary rights. Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have significant United States and international patents relevant to aspects of self-service coin counting, including: machine networking, fraud avoidance and voucher authentication, among other areas. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

We also rely on trademarks, copyrights, trade secrets and other proprietary technology to develop and maintain our competitive position. Although we protect our proprietary technology in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements, we may have inadequate remedies for any breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations.

Certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets. If such claims were successful, our business could be harmed. Defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to provide our coin-counting service and use our coin-counting equipment in the United States and abroad, and could result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have from time to time engaged in discussions with a former supplier, ScanCoin AB, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources.

We depend upon third-party manufacturers, suppliers and service providers. We do not currently conduct manufacturing operations and depend, and will continue to depend, on outside parties to manufacture our coin-counting machines and key components of these machines. We intend to continue to expand our installed base for coin-counting units in North America and in the United Kingdom and for entertainment services units in North America and Mexico. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

We obtain some key hardware components used in the coin-counting machines and entertainment services equipment from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining coin-counting machines or entertainment services equipment, either of which could seriously harm our business, financial condition and results of operations.

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with armored car carriers and other third-party providers to arrange for pick-up, processing and deposit of coins as well as limited servicing of our machines. We generally contract with a single transportation provider and coin processor to service a particular region and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have nor do we expect to have in the foreseeable future the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

There are risks associated with conducting our businesses and sourcing goods internationally. We currently have coin operations in Canada and the United Kingdom. We also now have entertainment services equipment operating in Mexico. We expect to continue increasing our deployment of both coin-counting machines and entertainment services equipment internationally. Exposure to exchange rate risks, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization that is not based in the United States are risks that could seriously harm the development of our business and ability to operate our machines profitably.

In addition, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. We purchase our other vending products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. In 2003, ACMI transitioned its product fulfillment operations to a third-party distribution center in Shanghai, China. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. A reduction or interruption in supplies or a significant increase in the price of one or more supplies necessary for our toy manufacture could have a material adverse effect on our business. We also could be affected by labor strikes in the sea shipping, trucking and railroad industries. Such disruptions could increase our transportation costs and thereby reduce profit margins in a particular period.

Our business is subject to federal, state, local and foreign laws and government regulation. Our current businesses are subject to federal, state, local and foreign laws and government regulation, including government regulation relating to coins, toy safety, child protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, weights and measures, gaming, sweepstakes, contests and consumer protection. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business in the future.

In addition, certain jurisdictions may also require us to hold certain licenses, permits and approvals in connection with the operation of our coin-counting and entertainment services machines. For example, in Washington state, ACMI’s crane machines are subject to the licensing requirements of the Washington State Gambling Commission. There can be no assurance that we will be granted all necessary permits or approvals in the future or that current permits and approvals will be renewed. Given the unique nature of our businesses and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain.

Recall of any of the products dispensed by our entertainment services units could significantly impair our entertainment services business. Our entertainment services units are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. The toys and other products dispensed from our entertainment services machines could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead us to voluntarily recall or discontinue offering selected products. We cannot assure you that our toy or other entertainment services products may not experience defects or errors after their production and sale to consumers. Such defects or errors could result in the rejection of our entertainment services products by consumers, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs, any of which could harm our business. Recalls, post-manufacture repairs of our toy and other entertainment services products, absence or cost of insurance and administrative costs associated with recalls could harm our reputation, increase costs or reduce sales.

We may be subject to product liability claims if people or property are harmed by our products and services. Some of the products we sell, especially toys in our entertainment services units, may expose us to product liability claims arising from personal injury, death or property damage caused by such products. Any such product liability claim may result in adverse publicity regarding us and the products we sell. Even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses and our management could be required to spend valuable time in defending against these claims. Our vendors may not indemnify us against product liability. There is a risk that such claims or liabilities may exceed, or fall outside the scope of, our insurance coverage and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability could harm our business, financial condition and operating results.

Our stock price has been and may continue to be volatile. Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the price of our common stock ranged from $13.33 to $23.30 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination, modification or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates by securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin-counting and entertainment services machines,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments, and

•	economic or other external factors.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also seriously harm the market price of our common stock.

Our future operating results may fluctuate. Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate our newly acquired subsidiary into our operations. Our operating results have a history of fluctuating and may fluctuate in the future. Our future operating results also may fluctuate based upon many other factors, including:

•	the transaction fee we charge consumers to use our service,

•	the amount of our service fee that we pay to our retail partners,

•	our ability to maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather or strikes,

•	fluctuations in revenue generated by our entertainment services equipment,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	the timing of, and our ability to, develop and successfully commercialize product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting network,

•	activities of and acquisitions by competitors,

•	fluctuations in consumer spending patterns,

•	seasonality, and

•	relationships with manufacturers and suppliers.

Acquisitions involve risks that could harm business and impair our ability to realize potential benefits from such acquisitions. As part of our business strategy, we have in the past sought and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. We may be unable to adequately address the financial, legal and operational risks raised by acquisitions, which could harm our business and prevent us from realizing the benefits of the acquisitions. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	potential equity dilution, use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,

•	stockholder dilution if an acquisition is consummated through an exchange of our securities,

•	amortization expenses related to other intangible assests,

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims, and

•	entrance into markets in which we have no direct prior experience.

We acquired ACMI in July 2004. The acquisition of ACMI is our first attempt at operating and integrating a substantial acquired business. It is also our first attempt to operate an entertainment services business. We may not be successful in operating this type of business, which could harm our business and our prospects.

Our anti-takeover mechanisms may affect the price of our common stock and make it harder for a third party to acquire us without the consent of our board of directors. We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock. Provisions of our certificate of incorporation, bylaws and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any acquirer of 15% or more of our outstanding common stock. Furthermore, Washington law may impose additional restrictions on mergers and other business combinations between us and any acquirer of 10% or more of our outstanding common stock. These provisions may make it harder for a third party to acquire us without the consent of our board of directors, even if the offer from a third party may be considered beneficial by some stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JP Morgan Chase Bank and investment activities that generally bear interest at variable rates. Because most of our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value.

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date						September 30, 2004
(in thousands)	2004	2005	2006	2007	2008	After 2008	Total	Fair Value
Long-term debt:
Variable rate	$625	$2,500	$2,500	$2,500	$2,500	$238,750	$249,375	$249,375
Average interest rate	4.26%	5.04%	5.67%	6.24%	6.66%	7.20%	6.33%
Interest rate collar:
Variable to fixed	$125,000	—	—	—	—	—	$125,000	$42
Average pay rate	—	—	—	—	—	—	—
Average receive rate	—	—	—	—	—	—	—

We have variable-rate debt that, at September 30, 2004, had an outstanding balance of $249.4 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations as of September 30, 2004, an increase of 1.0% above our forecasted LIBOR rate over the next four years would increase our annualized interest expense and related cash payments by approximately $2.4 million; a decrease of 1.0% below our forecasted LIBOR rate over the next four years would decrease our annualized interest expense and related cash payments by approximately $2.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Included in the terms of this agreement is a requirement to enter into an interest rate protection agreement for a minimum notional amount of $125.0 million by October 6, 2004. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. All indebtedness from our previous credit facility totaling $7.8 million was repaid on July 7, 2004.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 18, 2004, we issued warrants to purchase an aggregate of 150,000 shares of common stock to 103 Corporation in connection with our acquisition of 100% of the equity interest in CellCards of Illinois, LLC. The exercise price of the warrants is $18.67 per share, and the warrants become exercisable upon achieving certain revenue and net income targets for CellCards of Illinois, LLC. Warrants to purchase the shares will become exercisable upon the achievement of certain twelve-month revenue targets. The warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.

Item 6. Exhibits

Exhibit Number	Description of Document
10.1	1997 Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A of the Coinstar, Inc. definitive proxy statement (DEF14A) filed on April 30, 2004).

10.2	1997 Amended and Restated Equity Incentive Plan Form of Stock Option Grant Notice and Stock Option Agreement.

10.3	2000 Amended and Restated Equity Incentive Plan Form of Stock Option Grant Notice and Stock Option Agreement.

31.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

32.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

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
November 1, 2004