Form 10-K
period 2004-12-31
COINSTAR INC
filed 2005-03-01
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2004 as reported on the NASDAQ National Market, was approximately $302.3 million. Shares of our common stock held by each executive officer and director and by each shareholder whose beneficial ownership exceeds 5% of the outstanding common stock at June 30, 2004 have been excluded. Exclusion of such shares should not be construed to indicate that any such person or entity directly or indirectly possesses the power to direct or cause to direct the management of the policies of the registrant.

As of February 15, 2005, there were approximately 25,317,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2005 annual meeting of stockholders are incorporated by reference in Part II and Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms, or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Factors that May Affect our Business, Future Operating Results and Financial Condition” and elsewhere in this report, that may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Particular attention should also be paid to the cautionary language in those sections of this annual report captioned: Item 1: Business; Item 3: Legal Proceedings; Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation; and Item 7A: Quantitative and Qualitative Disclosures About Market Risk. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1.    Business.

The following discussion about our business includes forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Summary

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, in Canada and in the United Kingdom. We believe we are the leading owner and operator of skill-crane machines and bulk vending machines in the United States. We refer to these services collectively as entertainment services. We also offer a range of electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products at point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar coin-counting machine in the early 1990s, and in 2001 we began our commercial rollout of coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 210 billion coins worth more than $10.5 billion in more than 300 million self-service coin-counting transactions. We now own and operate more than 12,000 coin-counting machines in the United States, Canada and United Kingdom and more than 171,000 entertainment services machines in the United States and Mexico. We also utilize more than 15,000 point-of-sale terminals and own and operate approximately 150 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 2,450 of our 12,000 coin-counting machines are e-payment enabled.

Our mid-year acquisition of ACMI Holdings, Inc. and its subsidiaries (collectively referred to as “ACMI”) and the continued growth of our e-payment services has significantly broadened our base of existing and potential retail partners and the depth and reach of our sales and field service forces, thereby greatly expanding the opportunity to cross-sell our coin, entertainment and e-payment services. For example, we can now offer entertainment services to traditionally coin services-only retail partners, such as supermarkets, and offer coin services to traditionally entertainment services-only retailers, such as mass merchandisers and warehouse clubs. We also believe we have expanded opportunities to cross-sell our e-payment services. We now have more than 1,200 field service employees throughout the United States and internationally, which have expanded our geographic reach to develop and maintain strong relationships with new and existing retail partners. With the combination of coin, entertainment and e-payment services, we are positioned as a single-source supplier for retailers to capitalize on their front-of-store space, an area that generally has not been managed to optimize revenue per square foot.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, testing and customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado. As of December 31, 2004, we had 1,694 employees of which 35 are members of labor unions or are covered by a collective bargaining contract. We believe our employee relations are good as well as our relations with the unions representing our employees. We were incorporated in Delaware on October 12, 1993.

Coin services

We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2004, consumers processed more than $2.1 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each transaction. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

Since we pay a percentage of our transaction fees to our retail partners, our coin services benefit our retail partners by providing an additional source of revenue. In addition, third party studies show that our coin services increase foot traffic in our retail partners’ stores and that approximately 45% of our customers spend all or a part of the proceeds of their vouchers in the store. Our leading coin services retail partners include The Kroger Co. and Albertson’s, Inc. supermarket chains.

Entertainment services

We estimate that the market for our entertainment services is approximately $1.1 billion in the United States. We believe we are the leading owner and operator of skill-crane and bulk vending machines in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending, kiddie rides and video games, which are installed in more than 18,000 retail locations, totaling more than 171,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize appealing displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Denny’s Corporation.

Since we pay our retail partners a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retail partners. In addition, our entertainment services machines add an element of entertainment for consumers. As with our coin services business, we own and service all of our entertainment machines, providing a convenient service to retailers.

E-payment services

We estimate that the e-payment services market is approximately $1.3 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our key e-payment services partners include the Albertson’s, Inc. supermarket chain and the Walgreens Co. and CVS Corporation drug stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular/AT&T Wireless. As part of our strategy to increase our e-payment services business, we acquired two regional e-payment businesses in 2004.

Competitive strengths

We believe our key competitive strengths are:

Market leadership.    We are the market leader in the self-service coin-counting services market and we believe we are the leader in the skill-crane and bulk vending markets. We own and operate the only multi-national fully automated network of self-service coin-counting machines in the United States, Canada and the United Kingdom. To date, we have installed more than 12,000 of our coin-counting machines in those countries, which account for approximately 85% of the installed base in those markets. Currently, we estimate that 75% of the US population lives within five miles of one of our coin-counting machines. We estimate that there is $10.5 billion worth of coin sitting idle in US households alone. Our coin-counting machines provide consumers with a convenient and reliable means of converting loose coins into cash. In addition, we believe we are the leading owner and operator of skill-crane and bulk vending machines in the United States, with more than 171,000 pieces of equipment installed in more than 18,000 retail locations.

Profitable, turn-key solutions for our retail partners.    We own, operate and maintain all of our machines and provide our retail partners with low maintenance, turn-key solutions and revenue-generating services. In addition, our array of services allows retailers to work with a single-source provider for key front-of-store needs. Our studies show that our coin-counting machines increase foot traffic to host stores, and that approximately 45% of customers spend all or a part of the proceeds of their vouchers in the retail partner’s store. Retail partners also receive a portion of our revenues from our coin, entertainment and e-payment services transaction fees. We believe that these sources of revenue are very attractive to retailers. For example, our self-service coin-counting machines and skill-crane machines generate five to eight times the supermarket average for profitability per square foot, among the most profitable in a supermarket, compared to the supermarket average reported in a recent independent survey.

Differentiating, patented coin services technology.    We believe that our proprietary technology sets us apart from our competitors. We have 58 US and foreign patents covering various aspects of our coin services business, including our networked coin-counting machines, coin-cleaning technology and voucher security features. Our coin-counting machines have a multi-step coin-cleaning process to remove debris, which helps prevent our equipment from becoming jammed. Our network allows our field service team to remotely monitor each individual coin-counting machine, thereby allowing us to optimize pickup of coins for maximum efficiency and perform maintenance on a cost-effective basis. These proprietary features allowed us to achieve availability rates on our coin-counting machines of approximately 95% in 2004, which underscores our reputation for providing reliable service. Our vouchers are encrypted using our proprietary technology to minimize the potential for losses associated with voucher fraud. We believe that the combination of our proprietary technology and reliable machine performance results in a preference for our services compared to our competitors.

Barriers to entry.    We believe that our proprietary network of coin-counting machines, combined with our wide geographic reach and existing relationships with our coin and entertainment services retail partners, would require a substantial investment of time and resources for other companies to enter the market and compete effectively against us in the self-service coin-counting and entertainment services markets. In the last 11 years, we have invested more than $275 million in capital equipment and research and development to build our coin-counting network, and believe that this investment represents a significant competitive barrier to entry. The scale and size of our entertainment services operations allows us to achieve better economies of scale and provide higher quality merchandise in our machines, which we believe increases usage, resulting in higher revenues for us and our retail partners. We believe that any potential competitors in the skill-crane and bulk vending markets would need to invest significant capital and secure relationships with large scale retailers in order to challenge our leadership in those markets. In addition, we believe that our existing relationships with retail partners, and a broad range of product offerings in our e-payment business gives us a competitive edge in the e-payment services space.

Consistent and diversified revenue streams and stable operating cash flow.    Our revenues and operating cash flows have increased each year for the last six years. Our diversified revenue streams are mainly driven by the service fees we charge our customers and the size and number of customer transactions. For example, in our coin services business, the average transaction value over the last four years has remained stable at approximately $36, while the annual number of transactions has grown from 35 million in 2000 to 59 million in 2004. A large proportion of our costs are variable, which allows us to maintain stable operating cash flows while responding to changes in the business.

Growth Strategy

Key elements of our growth strategy include:

Drive trial and repeat usage.    We have undertaken extensive marketing campaigns, machine upgrades and service enhancements to increase consumer awareness of our coin-counting service and to drive trial and repeat usage. Based on a 2004 survey by NFO WorldGroup that we commissioned, approximately 22% of households have tried our coin-counting service. In the entertainment services market, we believe that trial and repeat usage is driven by effective merchandising. In order to drive usage at our entertainment services machines, we offer quality products and frequently rotate the products in our machines to feature different themes and holidays.

Cross-sell across existing retail relationships.    Our recent acquisition of ACMI has created an opportunity for our businesses to benefit from our respective existing retailer relationships. While we have focused our coin-counting machine placement within supermarkets, our entertainment services are placed predominantly with mass merchandisers, restaurants, warehouse clubs and truck stops. Consequently, we believe that there are opportunities to sell our coin-counting services into channels of distribution where our entertainment business is strong, and vice versa. We also believe that we have the potential to sell our e-payment services through these channels of distribution. We believe that retailers favor partnerships with fewer vendors of services such as ours, and that this preference will allow us to leverage our relationships with existing retail partners to place additional machines and to introduce additional e-payment services. Furthermore, the acquisition of ACMI and its large field service organization allows us to offer retailers the opportunity to work with a single-source nationwide provider for key front-of-store services.

Grow our installed base of machines.    We plan to continue to expand our presence in North America and abroad. Because of our growing platform of products, enhanced services and nationwide field services organization, we have the ability to expand our services into numerous retailers, including supermarkets, drugstores, mass merchandisers, restaurants and convenience store chains, as well as other diversified and emerging channels such as banks and dollar stores. In addition, we believe we will have the benefit of expanding our installed base to the extent that our retail partners continue to grow their own businesses. We also believe we can extend our platform to countries outside the United States, including countries in Europe, Latin America and Asia.

Leverage our network through new product initiatives and develop new markets.    Our relationships with leading supermarket, mass merchandising and restaurant chains and our installed base of networked coin-counting machines form a strategic platform from which we intend to launch new product initiatives, such as e-payment services. In addition, we greatly expanded our geographic reach with the ACMI acquisition, thereby increasing the number of retail partners and geographic areas in which we may install our machines. We have rolled out our prepaid wireless and prepaid MasterCard® card services to consumers and are currently offering these services through approximately 150 stand-alone e-payment kiosks and approximately 2,450 e-payment enabled coin-counting machines. In addition, we utilize approximately 15,000 point-of-sale terminals that offer e-payment services throughout the United States. We will continue to look for opportunities to grow both our e-payment geographic reach as well as the number of services we offer. We envision our machines as the touch-point for a range of consumer products and services and plan to continue testing various concepts, including gift cards, through our coin-counting machines.

Grow through acquisitions.    We continue to explore opportunities to acquire companies and assets in order to strengthen our position in existing markets and to add complementary products and services to offer to both our retail partners and consumers. Future acquisitions may enable us to further leverage our fixed expenses, improve margins and expand the geographic reach of our services.

ACMI acquisition

In July 2004, we added our entertainment services business to our coin services and e-payment services businesses through the acquisition of ACMI for $235.0 million in cash. On a pro forma basis, the ACMI entertainment services business would have accounted for 54% of our total revenues for 2004. The ACMI entertainment services business was included in our GAAP results of operations for the period from July 7, 2004 to December 31, 2004.

The entertainment services business has a different business model from our coin-counting services business. For example, the direct operating expenses of the entertainment services business are substantially higher than for our historical coin-counting business, principally due to the costs of inventory required to support the skill-crane and bulk vending machine businesses and the relatively larger transportation and service support required for the installed base of entertainment machines. These direct operating expenses are partially offset by lower sales and marketing, research and development and depreciation expenses as a percentage of revenue. When these two business models were combined, we achieved a lower blended operating margin for the six months ended December 31, 2004 of 10.5% compared to the historical coin business operating margins which were 14.8% in the quarter prior to our acquisition of ACMI. Our objective is to grow both our entertainment services and historical businesses while keeping expenses relatively constant, rather than to achieve cost-synergies and savings. As a result, we expect our future operating margins to fluctuate on a quarterly and annual basis as a function of the mix of our coin-counting, e-payment and entertainment services revenues.

We financed the acquisition of ACMI through a new $310.0 million senior secured credit facility, consisting of a $250.0 million term loan and a $60.0 million revolving credit line. Since the acquisition, we have repaid $42.1 million of the debt and as of December 31, 2004, we had $207.9 million outstanding under the term loan. We have not drawn on the revolving credit facility. The credit facility bears interest at variable rates and contains customary financial covenants, ratios and tests. In addition, the credit facility contains negative covenants that, among other things, restrict our ability to make capital expenditures, incur future indebtedness, acquire businesses or enter into capital leasing arrangements.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in those forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

We have substantial indebtedness as a result of our acquisition of ACMI.

On July 7, 2004, we acquired ACMI for $235.0 million in cash. To finance the acquisition, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since this acquisition, we have repaid $42.1 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. We may be unable to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit agreement. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

We only recently acquired ACMI, and have limited experience in operating this business. If ACMI’s entertainment services business does not meet our performance expectations, our business and financial condition could be materially and adversely affected.

We completed our acquisition of ACMI on July 7, 2004, and have included its operations in our financial results since that date. As a result of ACMI’s relatively higher operating expenses, and the fact that acquisition-related charges, including the amortization of intangibles and financing fees, appear for the first time in the third quarter of 2004 and the non-recurring charge for the step-up of inventory resulting from the acquisition was recorded in that period, our blended operating margins were 10.5% in the six months ended December 31, 2004, compared to 14.8% in the second quarter, which was prior to the ACMI acquisition. We expect our future operating margins to fluctuate on a quarterly and annual basis as a function of our coin-counting, e-payment and entertainment services revenues. In addition, as a result of the ACMI acquisition, we are now required to maintain inventory of consumer products to support our skill-crane and bulk vending machine businesses. As of December 31, 2004, we carried $25.9 million of inventory on our balance sheet, approximately 85% of which is attributable to the entertainment business. While we will regularly evaluate the carrying value of this inventory and establish reserves for obsolete inventory, our experience in evaluating this inventory is limited. If we determine that the value of our inventory has become impaired, we may be required to take substantial write-downs, which would be charged to direct operating expenses. Because we have limited experience in operating our entertainment services business, there may be other expenses or liabilities associated with this business that we are not aware of, or we may not be able to achieve the operating results for the entertainment services business in line with ACMI’s historical results or our expectations. For any of the foregoing reasons, we may not achieve the strategic and financial objectives of the ACMI acquisition, and our failure to do so could materially and adversely affect our businesses, operating results and financial condition.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain relationships with our existing retail partners in locations where we can operate profitably. For example, since our acquisition of our entertainment services subsidiary, Wal-Mart, Inc. and the Kroger Company accounted for approximately 27% and 11% of our consolidated revenue, respectively. If we are unable to persuade existing retail partners that our coin and entertainment services provide direct and indirect benefits that are superior to or competitive with other systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships. We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. However, there are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time, for any reason. Cancellation of this contract could seriously harm our entertainment services business and reputation. More generally, if we are unable to maintain or renew such contracts with our existing retail partners, our business, financial condition and results of operations could be significantly impaired.

We may be unable to continue to pay our retail partners a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We have faced and are currently facing ongoing pricing pressure from our current retail partners to increase the service fee we pay on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. We have, in some cases, implemented new fee arrangements for our coin services. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, these arrangements could increase our expenses relative to coin services significantly in future periods.

We may be unable to attract new retail partners and penetrate new markets and distribution channels.

In order to continue our coin-counting and entertainment services machine installation growth, we will need to attract new retail partners and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. We cannot assure you that we will be able to attract new retail partners or that we will be able to drive down costs relating to the manufacture, installation or servicing of coin-counting or entertainment services machines to levels that would enable us to operate profitably in lower density markets. If we are unable to do so, our future operating results could be adversely affected.

We may be unable to identify and define product trends, as well as to anticipate, gauge, and react to changing consumer demands in a timely manner.

To be competitive, we need to develop new services that are accepted by the market and establish third-party relationships necessary to develop and commercialize such services. For example, toy and other products dispensed in our entertainment services machines must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our toy products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for toy products well in advance of purchases by consumers, we could experience excess inventory if our consumers purchase fewer products than anticipated. In order to develop and commercialize new non-entertainment vending products or services, we will need to enhance the capabilities of our coin-counting and entertainment services machines and our network and establish market acceptance of such products or services. We cannot assure you that new or additional products or services that we may attempt to commercialize will be successful.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting business faces competition from supermarket retailers, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others, and who service such equipment themselves or through third parties. For example, in 2003, one of our largest coin-counting retail partners decided to purchase and operate its own coin-counting machines. Other retail partners may choose to replace our coin-counting machines with self-installed machines. In addition, retailers, some of which have significantly more resources than us, may decide to enter the coin-counting business and some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of such competitors could materially and adversely affect our business and results of operations.

As a result of our acquisition of ACMI, we now compete with a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and ACMI has experienced and we expect to continue to experience intense competition for new locations and acquisition candidates. We may be unable to compete effectively with these companies in the future. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We cannot assure you that we will be able to maintain current sites in the retail locations or that we will be able to obtain sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with retail accounts could compete with us in certain markets or capture additional market share at our expense.

Defects or failures in our coin-counting machines’ operating system could harm our business.

The operation of our coin-counting machines depends on sophisticated software, computing systems and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions that could have the effect of seriously harming our operations. We also rely on a long distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the system, could seriously harm our business, financial condition and results of operations.

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

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 58 United States and international patents relevant to aspects of self-service coin-counting, including: machine networking, fraud avoidance and voucher authentication, among others. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

Our patents may not be held valid if challenged, pending patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies.

We also rely on trademarks, copyrights, trade secrets and other proprietary intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others could seriously harm our business, financial condition and results of operations.

Certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retail partners against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to provide our coin-counting service and operate our coin-counting equipment in the United States and abroad. Such types of claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have from time to time engaged in discussions with a former supplier, ScanCoin AB, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate our entertainment business into our operations. Our operating results have a history of fluctuating and may fluctuate in the future. Our future operating results also may fluctuate based upon many other factors, including:

•	the transaction fee we charge consumers to use our service,

•	the amount of service fees that we pay to our retail partners,

•	our ability to establish or maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting and entertainment services equipment,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting network,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of goodwill related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

In addition, we have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment business has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our acquisition of the entertainment business may impact the historical seasonality of the coin-counting business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

We depend upon third-party manufacturers, suppliers and service providers.

We currently conduct limited manufacturing operations and depend, and will continue to depend, on outside parties to manufacture our coin-counting machines and key components of our coin-counting and entertainment services machines. We intend to continue to expand our installed base for coin-counting machines in North America and in the United Kingdom and for entertainment services machines in the United States and Mexico. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

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

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for pick-up, processing and deposit of coins as well as limited servicing of our machines. We generally contract with a single transportation provider and coin processor to service a particular region and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms would harm our business, financial condition and results of operations.

There are risks associated with conducting our businesses and sourcing goods internationally.

We currently have coin operations in Canada and the United Kingdom. We also now have entertainment services equipment operating in Mexico. We expect to continue increasing our deployment of both coin-counting machines and entertainment services equipment internationally. Exposure to exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization outside the United States are risks that could seriously harm the development of our business and ability to operate our machines profitably.

In addition, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. We purchase our other vending products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. In 2003, our entertainment business transitioned its product fulfillment operations to a third-party distribution center in Shanghai, China. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply of products from such manufacturers. A reduction or interruption in supplies or a significant increase in the price of one or more supplies necessary for our toy manufacture could have a material adverse effect on our business. We also could be affected by labor strikes in the sea shipping, trucking and railroad industries. Such disruptions could interrupt supplies or increase our transportation costs and thereby reduce profit margins in a particular period.

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

In addition, certain jurisdictions may also require us to hold certain licenses, permits and approvals in connection with the operation of our coin-counting and entertainment services machines. For example, in Washington state, skill-crane machines are subject to the licensing requirements of the Washington State Gambling Commission. There can be no assurance that we will be granted all necessary permits or approvals in the future or that current permits and approvals will be renewed. Given the unique nature of our businesses and new products and services we may develop in the future, the application of various laws and regulations to our business is or in the future may be uncertain.

Recall of any of the products dispensed by our entertainment services machines or by the entertainment services industry generally could adversely affect our entertainment services business.

Our entertainment services machines, and the entertainment services industry generally, are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. The toys and other products dispensed from our entertainment services machines could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead us to voluntarily recall or discontinue offering selected products and may generally reduce consumers’ willingness to purchase the products distributed through our entertainment services business. For example, a 2004 recall of certain toy jewelry resulted in consumer avoidance of bulk vending generally. We believe that this development has adversely affected the bulk vending portion of our entertainment services business since the third quarter of 2004. We cannot assure you that our toy or other entertainment services products may not experience defects or errors after their production and sale to consumers. Such defects or errors could result in the rejection of our entertainment services products by consumers, damage to our reputation, lost sales, potential inventory valuation write-downs, excess inventory, diverted development resources and increased customer service and support costs, any of which could harm our business. Any such errors, defects or recalls may not be covered by insurance or cause our insurance costs to increase in future periods.

We may be subject to product liability claims if people or property are harmed by our products and services.

Some of the products we sell, especially through our entertainment services machines, may expose us to product liability claims arising from personal injury, death or property damage. Any such product liability claim may result in adverse publicity regarding us, our entertainment service machines and the products we sell. Even if we successfully defend ourselves against this type of claim, we could be forced to spend a substantial amount of money in litigation expenses and our management could be required to spend valuable time in defending against these claims. Our vendors may not indemnify us against product liability. There is a risk that such claims or liabilities may exceed, or fall outside the scope of, our insurance coverage and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition of product liability could harm our business, financial condition and operating results.

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $14.87 to $27.85 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination, modification or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin-counting and entertainment services machines,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	industry developments, and

•	economic or other external factors.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also seriously harm the market price of our common stock.

Acquisitions involve risks that could harm business and impair our ability to realize potential benefits from such acquisitions.

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. We may be unable to adequately address the financial, legal and operational risks raised by acquisitions, which could harm our business and prevent us from realizing the projected benefits of the acquisitions. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,

•	stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims, and

•	entrance into markets in which we have no direct prior experience.

In addition, acquisitions we make may have adverse accounting consequences or may result in highly restrictive debt covenants. For example, in connection with our acquisition of our entertainment business, we recorded approximately $34.4 million of identifiable intangible assets, which will result in annual amortization expense of approximately $3.4 million over the next 10 years. In addition, we also recorded approximately $ 134.2 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results. Finally, to finance our acquisition of the entertainment business, we entered into a senior secured credit facility that places substantial restrictions on our business operations. Any further acquisitions we may make may involve additional accounting charges or operational restrictions that may impact our future operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We have completed the process of evaluating our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which require management and our auditors to evaluate and assess the effectiveness of our internal controls. We continue to evaluate and, where appropriate, enhance our policies, procedures and internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. We cannot assure you that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act, that our auditors will complete their review and assessment of our internal controls in a timely manner or that management or our auditors will conclude that our internal controls are effective.

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

Financial Information About Segments and Geographic Areas

The segment and geographic information required herein is contained in Note 16 to our Consolidated Financial Statements “Business Segment Information” in Part IV, Item 15(A) of this Annual Report on Form 10-K and is incorporated by reference herein.

Where You Can Get Information We File with the SEC

We file annual, quarterly and current reports, as well as registration and proxy statements and other information, with the SEC. These documents are available on our website at www.coinstar.com under: About Us—Investor Relations—SEC Filings. In addition, copies of these reports and other information may be obtained at prescribed rates from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You can get further information about the SEC’s Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, registration statements and other information regarding registrants like us that file electronically with the SEC.

Item 2.    Properties.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, testing and customer service operations and administration. In addition, our main entertainment office is located in Louisville, Colorado.

Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009.

Our entertainment services office is located in a 31,000 square foot facility in Louisville, Colorado, which is utilized for administrative, warehouse, pre-pack and field office functions. The lease for this facility expires on February 28, 2013.

Item 3.    Legal Proceedings.

We are subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings would have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

	High	Low
Fiscal 2003:
First Quarter	$25.79	$13.90
Second Quarter	21.90	14.95
Third Quarter	19.78	11.65
Fourth Quarter	19.28	13.33

Fiscal 2004:
First Quarter	$19.98	$14.87
Second Quarter	22.06	15.60
Third Quarter	23.30	17.50
Fourth Quarter	27.85	22.75

The last reported sale price of our common stock on the NASDAQ National Market on February 15, 2005 was $22.98 per share.

Holders

As of February 15, 2005, there were 132 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid any cash dividends on our capital stock. We currently intend to retain all future earnings for use to fund development and growth of our business or retire debt obligations. In addition, we are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our fiscal year ended December 31, 2004.

Equity Compensation Plan Table

The information concerning securities authorized for issuance under our equity compensation plans is incorporated herein by reference to our 2005 Proxy Statement which we intend to file with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2004.

Item 6.    Selected Consolidated Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share, per unit data and where noted)
Consolidated Statements of Operations:
REVENUE	$307,100	$176,136	$155,675	$129,352	$102,609
EXPENSES:
Direct operating	186,926	78,586	69,451	59,326	49,294
Sales and marketing	12,925	13,215	10,689	11,039	12,867
Research and development	5,465	5,772	4,997	4,162	3,497
General and administrative	27,475	19,344	19,061	19,140	15,568
Depreciation and other	35,302	27,006	25,810	26,349	24,460
Amortization of intangible assets	2,014	138	—	—	—

Income (loss) from operations	36,993	32,075	25,667	9,336	(3,077)
OTHER INCOME (EXPENSE):
Interest income and other, net	521	263	309	707	1,740
Interest expense	(6,271)	(1,210)	(3,710)	(8,302)	(8,517)
Early retirement of debt	(706)	—	(6,308)	—	—

Income (loss) from continuing operations before income taxes	30,537	31,128	15,958	1,741	(9,854)
Income taxes	(10,169)	(11,573)	42,555	—	—

Income (loss) from continuing operations	20,368	19,555	58,513	1,741	(9,854)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	—	(9,127)	(12,840)

NET INCOME (LOSS)	$20,368	$19,555	$58,513	$(7,386)	$(22,694)

NET INCOME (LOSS) PER SHARE:
Basic:(1)
Continuing operations	$0.94	$0.91	$2.68	$0.08	$(0.49)
Discontinued operations	—	—	—	(0.43)	(0.63)

Net income (loss) per share	$0.94	$0.91	$2.68	$(0.35)	$(1.12)

Diluted:(1)
Continuing operations	$0.93	$0.90	$2.58	$0.08	$(0.49)
Discontinued operations	—	—	—	(0.42)	(0.63)

Net income (loss) per share	$0.93	$0.90	$2.58	$(0.34)	$(1.12)

Consolidated Balance Sheet Data:
Cash and cash equivalents(2)(3)	$94,640	$38,882	$41,560	$40,428	$20,102
Cash being processed(4)	62,147	60,782	61,283	65,507	50,582
Total assets	547,134	204,074	216,636	171,187	156,037
Total debt and capital lease obligations, including current portion	210,919	17,461	36,746	62,643	62,735
Common stock	282,046	191,370	187,473	171,059	161,339
Total stockholders’ equity	226,146	114,190	105,251	37,227	34,842

(1)	See Note 13 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Excludes balances related to Meals.com, as the operations were discontinued during 2001.

(3)	A significant portion of this cash and cash equivalents balance is unavailable for immediate cash requirements as it represents coin residing in our coin-counting machines that have not yet been picked up, processed and deposited by our third-party service providers.

(4)	Cash being processed represents coin residing in our coin-counting or entertainment machines or being processed by third-party carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information, the following discussion contains forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Overview

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, in Canada and in the United Kingdom. We believe we are the leading owner and operator of skill-crane machines and bulk vending machines in the United States. We refer to these services collectively as entertainment services. We also offer a range of electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products at point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar coin-counting machine in the early 1990s, and in 2001 we began our commercial rollout of coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 210 billion coins worth more than $10.5 billion in more than 300 million self-service coin-counting transactions. We now own and operate more than 12,000 coin-counting machines in the United States, Canada and United Kingdom and more than 171,000 entertainment services machines in the United States and Mexico. We also utilize more than 15,000 point-of-sale terminals and own and operate approximately 150 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 2,450 of our 12,000 coin-counting machines are e-payment enabled.

Our acquisition of ACMI and the continued growth of our e-payment services has significantly broadened our base of existing and potential retail partners and the depth and reach of our sales and field service forces, thereby greatly expanding the opportunity to cross-sell our coin, entertainment and e-payment services. For example, we can now offer entertainment services to traditionally coin services-only retail partners, such as supermarkets, and offer coin services to traditionally entertainment services-only retailers, such as mass merchandisers and warehouse clubs. We also believe we have expanded opportunities to cross-sell our e-payment services. We now have more than 1,200 field service employees throughout the United States and internationally, which have expanded our geographic reach to develop and maintain strong relationships with new and existing retail partners. With the combination of coin, entertainment and e-payment services, we are positioned as a single-source supplier for retailers to capitalize on their front-of-store space, an area that generally has not been managed to optimize revenue per square foot.

Coin services

We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2004, consumers processed more than $2.1 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each transaction. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

Since we pay a percentage of our transaction fees to our retail partners, our coin services benefit our retail partners by providing an additional source of revenue. In addition, our studies show that our coin services increase foot traffic in our retail partners’ stores and that approximately 45% of our customers spend all or a part of the proceeds of their vouchers in the store. Our leading coin services retail partners include The Kroger Co. and Albertson’s, Inc. supermarket chains.

Entertainment services

We estimate that the market for our entertainment services is approximately $1.1 billion in the United States. We believe we are the leading owner and operator of skill-crane and bulk vending machines in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending, kiddie rides and video games, which are installed in more than 18,000 retail locations, totaling more than 171,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize appealing displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Denny’s Corporation.

Since we pay our retail partners a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retail partners. In addition, our entertainment services machines add an element of entertainment for consumers. As with our coin services business, we own and service all of our entertainment machines, providing a convenient service to retailers.

E-payment services

We estimate that the e-payment services market is approximately $1.3 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our key e-payment services partners include the Albertson’s, Inc. supermarket chain and the Walgreens Co. and CVS Corporation drug stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular/AT&T Wireless. As part of our strategy to increase our e-payment services business, we acquired two regional e-payment businesses in 2004.

Expenses

Our direct operating expenses consist of expenses associated with our coin-counting, entertainment services and e-payment services operations and support, as follows:

For coin services and e-payment services, these expenses consist primarily of the cost of (1) coin pick-up, transportation and processing expenses, (2) field operations support and related expenses, (3) retail operations support and (4) the percentage of transaction fees we pay to our retail partners. Variations in the percentage of transaction fees we pay to our retail partners may result in increased expenses. Such variations are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria.

For entertainment services, these expenses consist primarily of the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines. Our plush toys are produced abroad, primarily in China. We purchase other products, including products provided in our bulk vending machines, from other third party suppliers. Similar to our coin services, these expenses also consist of (1) the cost of coin pick-up, transportation and processing expenses, (2) field operations support and related expenses and (3) the fees we pay our retail partners for the placement of machines.

Our sales and marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

Our research and development expenses consist primarily of maintenance and development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines and depreciation on computer equipment and leased automobiles.

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued when we acquired ACMI and our other e-payment subsidiaries.

We expect to continue devoting significant resources to building our sales and marketing organization, adding administrative personnel and developing the systems and infrastructure necessary to support our machines. We expect to continue evaluating new marketing and promotional programs to increase consumer utilization of our services. We also intend to continue to engage in systems and product research and development.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to coin-in-machine and accrued expenses, property and equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition:    We recognize revenue as follows:

•	Coin counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees, in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

Cash, cash equivalents and cash being processed:    We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents.

Cash being processed represents coin residing in our coin-counting or entertainment machines or being processed by third-party carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers. We have the contractual right and obligation to pick up and process all coins in our machines, although in certain circumstances, we may not be able to immediately access the coins until they have been deposited into one of our regional bank accounts.

We have estimated the value of our entertainment services coin-in-machine at December 31, 2004 which is approximately $4.4 million. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Securities available-for-sale:    Our investments are classified as available-for-sale and are stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our available-for-sale securities have maturities of one year or less and are reported at fair value based on quoted market prices and are included in the balance sheet caption, “prepaid expenses and other current assets.” Changes in unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

Trade accounts receivable:    Trade accounts receivable represents trade receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, are stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor and overhead. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations.

Property and equipment:    Property and equipment are depreciated in accordance with the methods disclosed in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We are depreciating the cost of our coin-counting and entertainment services machines over periods that range from 3 to 10 years and have determined that these lives are appropriate based on our analysis that included a review of historical data and trends, as well as other relevant factors. We will continue to evaluate the useful life of our coin-counting and entertainment services machines, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to the estimated lives of our machines may cause actual results to differ based on different assumptions or conditions.

Purchase price allocations:    In connection with our acquisitions of our e-payment subsidiaries and ACMI, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants.

Goodwill and intangible assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired, primarily from our recent acquisition of ACMI in July 2004, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed during the quarter ended December 31, 2004, we determined there is no impairment of our goodwill.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our recent acquisition of ACMI in July 2004 and two other smaller acquisitions during 2004. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets over their expected useful lives, which range from 3 to 10 years.

Impairment of long-lived assets:    Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retail partners for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment and vending revenue and is recorded in our income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes.

Fair value of financial instruments:    The carrying amounts for cash and cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our term and revolving loans approximates their carrying amounts. Our interest rate derivative is carried at fair value.

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

Stock-based compensation:    We have several stock-based compensation programs which are described more fully in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If we had determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have decreased by $4.8 million in 2004, our net income would have decreased by $5.0 million in 2003 and our net income would have increased in 2002 by $451,000. The increase in net income in 2002 is mainly due to a one-time income tax benefit recognized in 2002 from stock options outstanding in years prior to 2002.

Deferred tax assets:    Based upon our expectation that the consolidated company will generate sustainable net income for the foreseeable future, we believe it is more likely than not that our deferred tax assets will be fully utilized. We will reevaluate our ability to utilize our NOL carryforwards in future periods, and in compliance with SFAS No. 109, Accounting for Income Taxes, record any resulting adjustments that may be material to deferred income tax expense.

Research and development:    Costs incurred for research and development activities are expensed as incurred. Software costs developed for internal use are accounted for under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Recent accounting pronouncements:    In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity’s activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces FASB 123, Accounting for Stock Issued to Employees. SFAS 123R will be effective for us for our third fiscal quarter ending September 30, 2005. We are in process of evaluating the impact of adopting SFAS 123R and of determining the impact on our results of operations or financial position.

Results of Operations

Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

The following table shows revenue and expenses as a percent of revenue for the last three years:

	Year Ended December 31,
	2004 (1)	2003	2002
Revenue	100.0%	100.0%	100.0%
Expenses:
Direct operating	60.9	44.6	44.6
Sales and marketing	4.2	7.5	6.9
Research and development	1.8	3.3	3.2
General and administrative	8.9	11.0	12.2
Depreciation and other	11.5	15.3	16.6
Amortization of intangible assets	0.7	0.1	—

Income from operations	12.0%	18.2%	16.5%

(1)	These percentages were affected by our acquisition of ACMI and other acquisitions in 2004.

Years Ended December 31, 2004 and 2003

Revenue

Revenue increased to $307.1 million in 2004 from $176.1 million in 2003. Our revenue grew as a result of two primary factors: (1) the acquisition of our subsidiary, ACMI, and (2) an increase in coin-counting activity. ACMI is included in our consolidated financial results in the year ended December 31, 2004 for 178 days (July 7, 2004 (acquisition date)—December 31, 2004).

Revenue for our coin services increased from $176.1 million to $196.0 million, or 11.3% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines in service during the twelve months ended December 31, 2004 and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $2.2 billion during 2004 from approximately $2.0 billion for the comparable prior year. The average installed base of coin-counting machines increased to 11,345 in 2004 from 10,976 machines in 2003.

Entertainment services revenue during the period July 7, 2004 (acquisition date) through December 31, 2004 was $111.1 million. Entertainment services revenue is derived primarily from skill-crane machines and bulk vending equipment installed in retail locations. Total entertainment services machines installed at December 31, 2004 was approximately 171,000 machines.

Direct Operating Expenses

Direct operating expenses increased to $186.9 million in the year ended December 31, 2004 from $78.6 million in the comparable prior year period. Direct operating expenses increased primarily due to (1) our acquisition of ACMI, (2) changes in our transaction fee arrangements we pay certain of our coin services retail partners and (3) increased expenses to develop and provide ongoing support to our retail partners as we make additional services available through our coin-counting machines. Direct operating expenses as a percentage of revenue increased to 60.9% in the twelve months ended December 31, 2004 from 44.6% in the same period of 2003 mainly due to the addition of our entertainment subsidiary. We expect transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses decreased slightly to $12.9 million in the year ended December 31, 2004 from $13.2 million in the comparable prior year period. Although our sales and marketing expenses did not change significantly, we did change our allocation and focus of advertising dollars increasing expenditures to regionally promote new products as they are introduced. Since revenues increased and our marketing expenditures decreased, sales and marketing as a percentage of revenue decreased to 4.2% in the year ended December 31, 2004 from 7.5% in the comparable prior year period.

Research and Development

Research and development expenses decreased slightly to $5.5 million in the year ended December 31, 2004 from $5.8 million in the comparable prior year period due to ongoing cost containment measures. Research and development expenses represent expenditures to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. Since revenues increased and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.8% for the year ended December 31, 2004 from 3.3% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $27.5 million for the year ended December 31, 2004 from $19.3 million in the comparable prior year period. General and administrative expenses increased primarily due to the acquisition of ACMI, which resulted in additional expenses of $7.1 million. Excluding the impact from ACMI, our general and administrative expenses remained relatively constant. General and administrative expenses as a percentage of revenue decreased to 8.9% in the year ended December 31, 2004 from 11.0% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $35.3 million in the year ended December 31, 2004 from $27.0 million in the comparable prior year period. Depreciation expense increased primarily due to our acquisition of ACMI. Depreciation and other expense as a percentage of revenue decreased to 11.5% in the year ended December 31, 2004 from 15.3% in the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased to $2.0 million in the year ended December 31, 2004, from $0.1 million in the comparable period ended 2003. Amortization expense of intangible assets increased due to our acquisition of ACMI; specifically the amortization of the value assigned to retailer relationships that ACMI has established. Amortization expense as a percentage of revenue increased to 0.7% in the year ended December 31, 2004, from 0.1% in the same period during 2003.

Other Income and Expense

Interest income and other, net, increased to $521,000 in the year ended December 31, 2004 from $263,000 in the prior year. The increase in other income was due to a combination of miscellaneous income earned by our e-payment subsidiary, as well as an increase in interest income in the year ended December 31, 2004.

Interest expense increased to $6.3 million in the year ended December 31, 2004 from $1.2 million in the prior year. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $250.0 million had been drawn initially in connection with this acquisition. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt at year end December 31, 2004 compared to 2003.

Additionally, we used some of the proceeds from a secondary offering of 3,450,000 shares of our common stock to retire $41.0 million on our term debt earlier than previously scheduled. When we retired this debt we also expensed $0.7 million of deferred financing fees.

Years Ended December 31, 2003 and 2002

Revenue

Revenue increased to $176.1 million in 2003 from $155.7 million in 2002. Revenue grew principally as a result of an increase in the number of users and frequency of use of our coin-counting machines, the increase in the number of coin-counting machines in service during 2003 and the volume of coins processed by the machines in service during this period. The average installed base of coin-counting machines increased to 10,976 in 2003 from 10,147 machines in 2002. The average number of machines in 2003 takes into consideration approximately 900 coin-counting machines de-installed from a former customer during the third and fourth quarters of 2003. The total dollar value of coins processed was $2.0 billion during 2003 compared with $1.8 billion in 2002.

Direct Operating Expenses

Direct operating expenses increased to $78.6 million in 2003 from $69.5 million in 2002. Direct operating expenses increased due primarily to an increase in the fees paid to our retail partners resulting from a 13.1% increase in coin-counting revenue, an increase in coin pick-up and processing costs resulting from the increased coin volumes processed during the year, and increases in field service expenses related to our expansion into new international and domestic regional markets during 2003. Direct operating expenses as a percentage of revenue remained constant at 44.6% in both 2003 and 2002. Although direct operating expenses as a percentage of revenue remained the same, efficiencies implemented in our operations shifted the impact of various direct operating expenses as a percentage of revenue. This includes an increase in expenses associated with the service fees we pay to our retail partners and the cost of refurbishing and maintaining our coin-counting machines. These increases were offset by a decrease in per unit field service, coin processing and telecommunication expenses.

Sales and Marketing

Sales and marketing expenses increased to $13.2 million in 2003 from $10.7 million in 2002. Sales and marketing expenses increased due to a shift from radio advertising to national cable television advertising in the United States as well as increased radio advertising in the United Kingdom. During 2003, our usage of national cable television advertising extended our advertising coverage to less densely populated areas of the country. As we expand our network of coin-counting machines, we will continue to analyze and use cost effective ways to reach our growing potential customer base. Sales and marketing as a percentage of revenue increased to 7.5% in 2003 from 6.9% in 2002.

Research and Development

Research and development expenses increased to $5.8 million in 2003 from $5.0 million in 2002. Research and development expenses grew primarily as the result of an increase in staffing levels to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing coin-counting network. Research and development expenses as a percentage of revenue remained relatively the same at 3.3% and 3.2% for 2003 and 2002, respectively.

General and Administrative

General and administrative expenses increased to $19.3 million in 2003 from $19.1 million in 2002. General and administrative expenses increased in areas such as professional services (including legal and accounting services), employee benefits and corporate insurance policies. General and administrative expenses as a percentage of revenue decreased to 11.0% in 2003 from 12.2% in 2002.

Depreciation, Amortization and Other

Depreciation expense increased to $27.0 million in 2003 from $25.8 million in 2002. Depreciation expense increased mainly due to losses recorded on the disposal of capital assets associated with upgrading the computers in our coin-counting machines. Depreciation and other as a percentage of revenue decreased to 15.3% in 2003 from 16.6% in 2002. A greater number of coin-counting machines became fully depreciated between December 31, 2002 and December 31, 2003 than were newly installed in the same period.

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

Liquidity and Capital Resources

As of December 31, 2004, we had cash, cash equivalents and cash being processed totaling $156.8 million, which consisted of cash and cash equivalents available to fund our operations of $94.6 million and cash being processed of $62.1 million. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by third-party carriers, which we are mainly obligated to use to settle our accrued liabilities payable to our retailer partners. Working capital was $105.0 million at December 31, 2004 compared with $26.3 million at December 31, 2003.

On December 20, 2004, we issued 3,450,000 shares of our common stock (including 450,000 shares issued upon the exercise of the underwriters’ over-allotment option) at an offering price of $25.00 per share. The net proceeds from the offering, net of offering costs and expenses were approximately $81.1 million.

Net cash provided by operating activities was $60.6 million for the year ended December 31, 2004, compared to net cash provided by operating activities of $53.5 million for the year ended December 31, 2003. Cash provided by operating activities increased primarily as the result of a net increase in non-cash transactions on our income statement of $9.3 million (mainly from increases in depreciation expense and amortization of intangible assets acquired related to ACMI), an increase in net income of $0.8 million, offset by a decrease in cash provided by our operating assets and liabilities of $3.0 million.

Net cash used by investing activities for the year ended December 31, 2004 was $278.9 million compared to $26.0 million in the prior year period. Net cash used by investing activities consisted mostly of acquisitions and acquisition related costs. Approximately $227.8 million relates to the cost of our acquisition of ACMI, and approximately $8.6 million relates to our other acquisitions. Additionally, we made capital expenditures of $42.8 million and $24.9 million in each of the years ended December 31, 2004 and 2003, respectively, mainly for the purchase of coin-counting and entertainment service machines.

Net cash provided by financing activities for the year ended December 31, 2004 was $274.3 million. This amount represented cash provided by drawing $250.0 million of term debt from our credit facility, $81.1 million net proceeds from our secondary offering of 3,450,000 shares of common stock and proceeds from the exercise of stock options and employee stock purchases of $7.3 million, offset by principal payments on long-term debt of $59.2 million (including a $41.0 million early retirement on our term debt) and financing costs associated with the long-term credit agreement. Net cash used by financing activities for year ended December 31, 2003 was $31.6 million. This amount represented cash used to reduce our outstanding borrowings under our credit facility by approximately $27.5 million and cash used to repurchase 933,714 shares of our own stock for $15.3 million, offset by proceeds from borrowings on long-term debt of $7.5 million and from the exercise of stock options and employee stock purchases of $3.7 million.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of the ACMI acquisition. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility were approximately $5.7 million which will be amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of December 31, 2004, our original term loan balance of $250.0 million had been reduced to $207.9 million due to $42.1 million of principal payments made during 2004.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. At December 31, 2004, our interest rate on this facility was 4.29%. On January 7, 2005, due to changes in the LIBOR rate, our interest rate has been adjusted to 4.84%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2004 we were in compliance with all covenants.

Quarterly principal payments on the term loan totaling $0.5 million will end March 31, 2011. The remaining principal balance of $194.8 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $113,411 at December 31, 2004.

As of December 31, 2004, we had nine irrevocable letters of credit that totaled $15.9 million. These letters of credit, which expire at various times through December 31, 2005, are available to collateralize certain obligations to third parties. As of December 31, 2004, no amounts were outstanding under these letters of credit.

Under the terms of our new credit agreement entered into on July 7, 2004, we are permitted and our Board has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. (This authorization is in addition to the 1,233,214 shares repurchased previous to July 7, 2004 for $22.8 million.) As of December 31, 2004, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $5.0 million bringing the total authorized for purchase under our credit agreement to $8.0 million. We have not made further share repurchases since entering into our new credit facility on July 7, 2004.

As of December 31, 2004, our deferred income tax assets totaled $34.7 million. In the year ended December 31, 2004, we recorded $10.2 million in income tax expense, which, as a result of our NOL carryforwards, will not result in cash payments for income taxes other than those required by some states and alternative minimum taxes.

Off-Balance Sheet Arrangements

As of December 31, 2004, we have no off-balance sheet arrangements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2004:

	Payments Due by Period
Contractual Obligations As of December 31, 2004	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$207,908	$2,089	$4,178	$4,178	$197,463
Capital lease obligations	3,414	1,438	1,587	389	—
Operating leases(1)	24,044	7,801	11,241	3,759	1,243
Purchase obligations(2)	8,294	8,294	—	—	—

Total contractual cash obligations	$243,660	$19,622	$17,006	$8,326	$198,706

(1)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(2)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of December 31, 2004	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$15,949	$15,949	$—	$—	$—

Total commercial commitments	$15,949	$15,949	$—	$—	$—

With the $81.1 million of net proceeds received from our common stock offering in December 2004, we believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin-counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, cash required by or generated by our recently acquired subsidiary, ACMI, our consumer usage, the timing and number of machine installations, the number of available installable machines held, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

Quarterly Financial Results

The following table sets forth selected unaudited quarterly financial information for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the quarterly results for the periods. The operating results for any quarter are not necessarily indicative of the results for future periods. Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

	Three Month Periods Ended
	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$109,793	$106,430	$47,825	$43,052	$46,366	$48,671	$43,102	$37,997
Expenses:
Direct operating	73,678	69,937	23,093	20,218	20,904	20,870	19,077	17,736
Sales and marketing	4,567	3,642	3,666	1,050	5,262	3,440	3,384	1,129
Research and development	1,058	1,410	1,556	1,441	1,389	1,566	1,524	1,293
General and administrative	9,423	8,098	4,890	5,064	4,376	4,783	5,228	4,956
Depreciation and other	10,116	9,821	7,450	7,915	7,245	6,764	6,642	6,355
Amortization of intangible assets	993	884	84	53	37	38	38	25

Income from operations	9,958	12,638	7,086	7,311	7,153	11,210	7,209	6,503
Interest income and other, net	201	190	61	69	41	38	52	132
Interest expense and early retirement of debt	(3,812)	(2,793)	(126)	(246)	(216)	(300)	(336)	(358)

Income before income taxes	6,347	10,035	7,021	7,134	6,978	10,948	6,925	6,277
Income taxes	(1,796)	(3,386)	(2,470)	(2,517)	(2,548)	(4,014)	(2,676)	(2,335)

Net income	$4,551	$6,649	$4,551	$4,617	$4,430	$6,934	$4,249	$3,942

Net income per share:
Basic	$0.20	$0.31	$0.21	$0.22	$0.21	$0.32	$0.20	$0.18
Diluted	0.20	0.30	0.21	0.21	0.21	0.32	0.19	0.18

Seasonality

We have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. ACMI has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our acquisition of ACMI may impact the historical seasonality of the coin-counting business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk involves forward-looking statements. Actual results could differ from those projected in our forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at the end of 2004. The rate is based on LIBOR plus a margin of 2.25%.

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date						December 31, 2004
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value	Average interest rate
Long-term debt:
Variable rate	$2,089	$2,089	$2,089	$2,089	$2,089	$197,408	$207,853	$207,853	4.29%

We have variable-rate debt that, at December 31, 2004, had an outstanding balance of $207.9 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations as of December 31, 2004, an increase of 1.0% in interest rates over the next four years would increase our annualized interest expense and related cash payments by approximately $2.0 million; a decrease of 1.0% in interest rates over the next four years would decrease our annualized interest expense and related cash payments by approximately $2.0 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

On March 2, 2004 we terminated an interest rate swap. We originally entered into this swap on July 26, 2002, in order to manage our exposure to interest rate and cash flow changes related to our floating interest rate debt. The notional principal amount of the swap was $10.0 million. We recognized approximately $67,000 as interest expense on our income statement to terminate this interest rate swap.

Item 8.    Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

(i) Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Management of Coinstar, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Coinstar, Inc. acquired ACMI in July 2004. As a result, Coinstar has excluded ACMI from its assessment of the evaluation of internal control over financial reporting as of December 31, 2004, and management’s conclusion about the effectiveness of its internal control over financial reporting does not extend to the internal controls of ACMI. ACMI had total assets of $263.7 million as of December 31, 2004 and total revenues of $111.1 million for the year ended December 31, 2004, which are included in our consolidated financial statements.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 37.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG, LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 37 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information.

None.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 37 of this Annual Report on Form 10-K.

		Page
(a)(1)	Index to Financial Statements
	Reports of Independent Registered Public Accounting Firm – KPMG LLP	37
	Report of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	39
	Consolidated Balance Sheets	40
	Consolidated Statements of Operations	41
	Consolidated Statements of Stockholders’ Equity	42
	Consolidated Statements of Cash Flows	43
	Notes to Consolidated Financial Statements	44
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated May 23, 2004, by and among the Registrant, Sesame Mergeco, Inc., ACMI Holdings, Inc., American Coin Merchandising, Inc. and Wellspring Capital Management LLC, as Stockholder Representative

3.1(2)	Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

4.1(2)	Reference is made to Exhibits 3.1 through 3.2.

4.2(2)	Specimen Stock Certificate.

4.3(2)	Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.

4.4(3)	Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

4.5(3)	Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.

4.6(3)	Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.

10.1(2)*	1997 Employee Stock Purchase Plan.

10.2(4)*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan.

10.3(5)*	Outside Directors’ Deferred Compensation Plan.

10.4(6)*	1997 Amended and Restated Equity Incentive Plan.

10.5(7)*	2000 Amended and Restated Equity Incentive Plan.

10.6(5)*	Registrant’s Executive Deferred Compensation Plan.

10.7(8)*	2005 Incentive Compensation Plan.

10.8(9)*	1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.

10.9(9)*	2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.

10.10(2)*	Form of Indemnity Agreement between the Registrant and its Executive Officers and Directors.

Exhibit Number	Description of Document

10.11(10)*	Form of Release Agreement.

10.12*	Summary of 2005 Base Salaries for 2004 Named Executive Officers.

10.13(11)*	Form of Restricted Stock Award.

10.14(12)*	Summary of Director Fees, Effective April 1, 2005.

10.15(1)	Credit Agreement, dated July 7, 2004, among the Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.

10.16(13)	First Amendment, dated December 21. 2005, to the Credit Agreement, dated July 7, 2004, among the Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.

10.17(14)	Lease Agreement, dated January 1, 2004, by and between Registrant and EOP Operating Limited Partnership.

10.18(15)	Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of the Registrant, as amended June 6, 2003.

10.19(7)*	Employment Agreement between Brian V. Turner and the Registrant dated April 29, 2003.

10.20(14)*	Employment Agreement between David W. Cole and the Registrant dated January 1, 2004.

10.21(14)*	Employment Agreement between Richard P. Stillman and the Registrant dated January 1, 2004.

10.22(16)*	Employment Agreement between Randall J. Fagundo and American Coin Merchandising, Inc., a wholly-owned subsidiary of the Registrant dated July 7, 2004.

10.23(17)*	Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001.

21.1	Subsidiaries.

23.1	Consent of KPMG LLP.

23.2	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 7, 2004 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).

(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File Number 000-22555).

(6)	Incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 30, 2004 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 (File Number 000-22555).

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on February 7, 2005 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2004 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2001 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2005 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 22, 2004 (File Number 000-22555).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).

(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 (File Number 000-22555).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(b)	Exhibits.

The exhibits required by this item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ BRIAN V. TURNER
Brian V. Turner Chief Financial Officer Date: February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. COLE David W. Cole	Chief Executive Officer and Director	February 28, 2005

/s/ BRIAN V. TURNER Brian V. Turner	Chief Financial Officer	February 28, 2005

/s/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	February 28, 2005

/s/ KEITH D. GRINSTEIN Keith D. Grinstein	Chairman of the Board	February 28, 2005

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Director	February 28, 2005

/s/ DAVID M. ESKENAZY David M. Eskenazy	Director	February 28, 2005

/s/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	February 28, 2005

/s/ RONALD B. WOODARD Ronald B. Woodard	Director	February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar Inc.:

We have audited management’s assessment, included in the accompanying Management’s report on internal control over financial reporting appearing under Item 9A that Coinstar, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company’s maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired ACMI Holdings, Inc. and its subsidiary American Coin Merchandising, Inc. (collectively referred to as ACMI) during 2004, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, ACMI’s internal control over financial reporting associated with total assets of $263.7 million and total revenues of $111.1 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of ACMI.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended, and our report, dated February 28, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Seattle, WA

February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coinstar, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Seattle, Washington

February 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Coinstar, Inc.

Bellevue, Washington

We have audited the accompanying consolidated balance sheet (not presented herein) of Coinstar, Inc. and subsidiary (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Coinstar, Inc. and subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 14, 2003

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$94,640	$38,882
Cash being processed	62,147	60,782
Trade accounts receivable, net of allowance for doubtful accounts of $481 and $0 in 2004 and 2003, respectively	5,283	—
Inventory	25,877	—
Deferred income taxes	18,833	10,161
Prepaid expenses and other current assets	11,626	3,043

Total current assets	218,406	112,868
PROPERTY AND EQUIPMENT, NET	131,267	60,770
DEFERRED INCOME TAXES	15,880	28,665
OTHER ASSETS	6,200	699
INTANGIBLE ASSETS, NET	35,033	618
GOODWILL	140,348	454

TOTAL ASSETS	$547,134	$204,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,661	$2,128
Accrued liabilities payable to retailers	63,504	60,782
Other accrued liabilities	22,904	9,513
Current portion of long-term debt and capital lease obligations	3,350	14,188

Total current liabilities	113,419	86,611
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	207,569	3,273

Total liabilities	320,988	89,884

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2004 or 2003	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 26,460,701 and 22,461,525 shares issued and 25,227,487 and 21,228,311 shares outstanding at December 31, 2004 and 2003, respectively	282,046	191,370
Accumulated deficit	(35,430)	(55,798)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	2,313	1,401

Total stockholders’ equity	226,146	114,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$547,134	$204,074

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
REVENUE	$307,100	$176,136	$155,675
EXPENSES:
Direct operating	186,926	78,586	69,451
Sales and marketing	12,925	13,215	10,689
Research and development	5,465	5,772	4,997
General and administrative	27,475	19,344	19,061
Depreciation and other	35,302	27,006	25,810
Amortization of intangible assets	2,014	138	—

Income from operations	36,993	32,075	25,667
OTHER INCOME (EXPENSE):
Interest income and other, net	521	263	309
Interest expense	(6,271)	(1,210)	(3,710)
Early retirement of debt	(706)	—	(6,308)

Income before income taxes	30,537	31,128	15,958
Income taxes	(10,169)	(11,573)	42,555

NET INCOME	$20,368	$19,555	$58,513

NET INCOME PER SHARE:
Basic	$0.94	$0.91	$2.68
Diluted	$0.93	$0.90	$2.58

WEIGHTED SHARES OUTSTANDING:
Basic	21,626	21,489	21,820
Diluted	21,959	21,788	22,723

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2001	21,403,656	$171,059	$(133,866)	$—	$34	$37,227

Proceeds from issuance of shares under employee stock purchase plan	39,325	816				816
Proceeds from exercise of stock options, net	688,253	7,445				7,445
Stock-based compensation expense	610	893				893
Tax benefit on options and employee stock purchase plan		7,260				7,260
Repurchase of common stock	(299,500)			(7,496)		(7,496)
Comprehensive income:
Net income			58,513			58,513	$58,513
Other comprehensive income:
Foreign currency translation adjustments					741	741	741
Interest rate swap on long-term debt					(148)	(148)	(148)

Total comprehensive income:							$59,106

BALANCE, December 31, 2002	21,832,344	187,473	(75,353)	(7,496)	627	105,251

Proceeds from issuance of shares under employee stock purchase plan	70,728	960				960
Proceeds from exercise of stock options, net	256,304	2,696				2,696
Stock-based compensation expense	2,649	43				43
Non-cash stock-based compensation		(65)				(65)
Tax benefit on options and employee stock purchase plan		263				263
Repurchase of common stock	(933,714)			(15,287)		(15,287)
Comprehensive income:
Net income			19,555			19,555	$19,555
Other comprehensive income:
Short-term investments net of tax expense of $6					10	10	10
Foreign currency translation adjustments net of tax expense of $722					676	676	676
Interest rate swap on long-term debt net of tax benefit of $36					88	88	88

Total comprehensive income:							$20,329

BALANCE, December 31, 2003	21,228,311	191,370	(55,798)	(22,783)	1,401	114,190

Proceeds from common stock offering, net of offering costs of $5,112	3,450,000	81,138				81,138
Proceeds from issuance of shares under employee stock purchase plan	66,126	770				770
Proceeds from exercise of stock options, net	475,784	6,539				6,539
Stock-based compensation expense	3,699	38				38
Tax benefit on options and employee stock purchase plan		1,596				1,596
Valuation of common stock warrants granted		595				595
Net exercise of common stock warrants	3,567
Comprehensive income:
Net income			20,368			20,368	$20,368
Other comprehensive income:
Short-term investments net of tax expense of $8					13	13	13
Foreign currency translation adjustments net of tax expense of $482					770	770	770
Interest rate hedges on long-term debt net of tax expense of $44					69	69	69
Termination of interest rate swap on long-term debt net of tax expense of $36					60	60	60

Total comprehensive income:							$21,280

BALANCE, December 31, 2004	25,227,487	$282,046	$(35,430)	$(22,783)	$2,313	$226,146

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$20,368	$19,555	$58,513
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	35,302	27,006	25,810
Amortization of intangible assets	2,014	138	—
Amortization of deferred financing fees	456	—	41
Loss on early retirement of debt	706	—	6,308
Non-cash earnings from subsidiary	(184)	—	—
Non-cash stock-based compensation	38	(65)	878
Deferred income taxes	8,597	10,558	(42,555)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(1,754)	—	—
Inventory	(2,956)	—	—
Prepaid expenses and other current assets	(4,969)	(542)	(319)
Other assets	(1,522)	(159)	—
Accounts payable	2,702	(1,047)	(2,652)
Accrued liabilities payable to retailers	(1,436)	(876)	7,380
Accrued liabilities	3,237	(1,066)	(1,531)

Net cash provided by operating activities	60,599	53,502	51,873
INVESTING ACTIVITIES:
Proceeds from (purchase of) available-for-sale securities	24	(352)	—
Purchase of property and equipment	(42,784)	(24,891)	(22,375)
Acquisition of ACMI, net of cash acquired of $11,505	(227,766)	—	—
Other acquisitions, net of cash acquired of $1,087	(8,585)	—	—
Proceeds from sale of fixed assets	218	27	263
Purchase of intangible assets	—	(783)	—

Net cash used by investing activities	(278,893)	(25,999)	(22,112)
FINANCING ACTIVITIES:
Proceeds from common stock offering, net of cash paid for offering costs of $4,626	81,624	—	—
Principal payments on long-term debt and capital lease obligations	(59,199)	(27,519)	(85,846)
Borrowings under long-term debt	250,000	7,500	58,000
Premium payments for early retirement of debt	—	—	(4,878)
Repurchase of common stock	—	(15,287)	(7,496)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	7,309	3,699	8,276
Financing costs associated with long-term credit facility	(5,459)	—	(1,196)

Net cash provided (used) by financing activities	274,275	(31,607)	(33,140)
Effect of exchange rate changes on cash	1,142	925	287

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED	57,123	(3,179)	(3,092)
CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of year	99,664	102,843	105,935

End of year	$156,787	$99,664	$102,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$4,914	$1,486	$5,013
Cash paid during the period for taxes	880	1,015	—
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$2,614	$1,001	$1,203
Accrued acquisition costs	293	—	—
Unpaid fees for common stock offering	486	—	—

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

NOTE 1:    ORGANIZATION AND BUSINESS

Description of company:    Incorporated in 1993, Coinstar is a multi-national company offering a range of services consisting of coin counting, entertainment and electronic payment (“e-payment”) services. Our network of automated, self-service coin-counting machines provides consumers with a convenient and innovative means to convert loose coins into cash. Through our recent acquisition of ACMI Holdings, Inc. and its subsidiary, American Coin Merchandising, Inc., (collectively referred to as “ACMI”), we offer various entertainment services to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include skill-crane machines, bulk vending, kiddie rides and video games. In addition, we offer various e-payment services through point-of-sale and non-coin-counting kiosks in drugstores, universities, shopping malls and convenience stores. As of December 31, 2004, we had a total of over 12,000 coin-counting machines installed, over 171,000 entertainment services machines installed and over 15,000 locations where our point-of-sale and non-coin-counting kiosks were installed.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of Coinstar, Inc. and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

In connection with our acquisitions of our e-payment subsidiaries and ACMI, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants.

We have estimated the value of our entertainment services coin-in-machine at December 31, 2004 which was approximately $4.4 million. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Cash, cash equivalents and cash being processed:    We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents.

Cash being processed represents coin residing in our coin-counting or entertainment machines or being processed by third-party carriers, which we are mainly obligated to use to settle our accrued liabilities payable to retailers. We have the contractual right and obligation to pick up and process all coins in our machines, although in certain circumstances, we may not be able to immediately access the coins until they have been deposited into one of our regional bank accounts.

Securities available-for-sale:    Our investments are classified as available-for-sale and are stated at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Certain Investments in Debt and Equity Securities. Our available-for-sale securities have maturities of one year or less and are reported at fair value based on quoted market prices and are included in the balance sheet caption “prepaid expenses and other current assets.” Changes in unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

Trade Accounts Receivable:    Trade accounts receivable represents trade receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2004, the amount expensed for uncollectible accounts was approximately $65,000 and the amount charged against the allowance was $120,000. Prior to our acquisitions in 2004, we did not have any trade accounts receivable.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, are stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor and overhead. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations.

Property and Equipment:    Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives.

Useful Life
Coin-counting and e-payment machines	5 years
Entertainment services machines	10 years
Vending machines	3 to 5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	3 years
Leasehold improvements	5 to 7 years

Goodwill and Intangible Assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired, primarily from our recent acquisition of ACMI in July 2004, which in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, is not being amortized. Also in accordance with SFAS No. 142, we test goodwill for impairment at the reporting unit level on an annual basis or as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed during the quarter ended December 31, 2004, we determined there is no impairment of our goodwill. At December 31, 2004, goodwill consisted of approximately $134.2 million related to the acquisition of ACMI and approximately $6.1 million resulting from other acquisitions.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our recent acquisition of ACMI in July 2004 and two other smaller acquisitions during 2004. A third-party consultant used

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets over their expected useful lives, which range from 3 to 10 years.

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

	Range of Estimated Useful Lives (in years)	December 31,
		(in thousands)
		2004		2003
		Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Retailer relationships	5 - 10	$36,229	$1,831	$—	$—
Other identifiable intangible assets	3 - 5	956	321	756	138

Total		$37,185	$2,152	$756	$138

Based on identifiable intangible assets recorded as of December 31, 2004, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will approximate $4.0 million in years 2005 through 2008 and approximately $3.4 million in years 2009 through 2014.

Impairment of Long-Lived Assets:    Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Revenue recognition:    We recognize revenue as follows:

•	Coin counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees, in accordance with Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retail partners for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment and vending revenue and is recorded in our income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. We recognize this expense at the

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes.

Fair value of financial instruments:    The carrying amounts for cash and cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our variable rate debt, which includes our term loan, approximates its carrying amount. Our interest rate derivative is carried at fair value, which is more fully described in Note 6.

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

Stock-based compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. Certain directors receive compensation in the form of stock or deferred stock. We have recorded stock-based compensation expense of $76,000, $27,000 and $893,000 in the years ended December 31, 2004, 2003 and 2002, respectively. The following illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income as reported:	$20,368	$19,555	$58,513
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of tax effect of $26, $10, and $335 in 2004, 2003 and 2002, respectively	50	17	558
Prior year’s tax effect recognized in 2002	—	—	(263)

	50	17	295
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of tax effect of $2,558, $2,313 and $3,243 in 2004, 2003 and 2002, respectively	(4,827)	(5,053)	(5,406)
Prior year’s tax effect recognized in 2002	—	—	5,562

	(4,827)	(5,053)	156

Pro forma net income:	$15,591	$14,519	$58,964

Net income per share:
Basic:
As reported	$0.94	$0.91	$2.68
Pro forma	$0.72	$0.68	$2.70
Diluted:
As reported	$0.93	$0.90	$2.58
Pro forma	$0.72	$0.68	$2.59

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 69%, 72% and 74% for 2004, 2003, and 2002, respectively; risk-free interest rates ranging from 2.1% to 4.9%; and no dividends during the expected term.

As required by SFAS No. 123, we determined that the weighted average fair value of options granted during 2004, 2003 and 2002 was $10.99, $11.10 and $15.07, respectively.

Income taxes:    We account for income taxes under the asset and liability method as set forth in SFAS No. 109, Accounting for Income Taxes, under which deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

Research and development:    Costs incurred for research and development activities are expensed as incurred. Software costs developed for internal use are accounted for under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Recent accounting pronouncements:    In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and in December 2003 issued FIN 46R. FIN 46 requires the consolidation of variable interest entities which have one or both of the following attributes (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional financial support from other parties which is provided by other parties that will absorb some or all of the expected losses of the entity, (2) the equity investors lack controlling financial interest as evidenced by (i) the ability to make decisions regarding the entity’s activities through voting or similar rights (ii) the obligation to absorb expected losses, which make it possible for the entity to finance its activities and (iii) the right to receive expected residual returns of the entity if they occur, which is the compensation for absorbing the expected losses. FIN 46 was immediately effective for variable interest entities formed after January 31, 2003. FIN 46R requires the adoption of either FIN 46 or FIN 46R in financial statements of public entities that have interests in structures that are commonly referred to as special purpose entities for periods ending after December 15, 2003. Application for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 and FIN 46R did not have an effect on our financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces FASB 123, Accounting for Stock Issued to Employees. SFAS 123R will be effective for us for our third fiscal quarter ending September 30, 2005. We are in process of evaluating the impact of adopting SFAS 123R and of determining the impact on our results of operations or financial position.

Reclassifications:    Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 3:    ACQUISITIONS

ACMI Holdings, Inc.:    On July 7, 2004, we acquired ACMI for $235.0 million. As part of this acquisition, we acquired cash totaling $11.5 million. The acquisition was effected pursuant to the “Agreement and Plan of Merger” dated May 23, 2004 between ACMI and Coinstar. In addition to the purchase price, we incurred an estimated $4.3 million in transaction costs, including investment banking fees and amounts relating to legal and accounting charges. The results of operations of ACMI from July 7, 2004 to December 31, 2004 are included in our statement of operations.

ACMI offers various entertainment services to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include skill-crane machines, bulk vending, kiddie rides and video games. We acquired ACMI in order to add new classes of trade, broaden our retailer base, diversify services, expand the reach of field service and create a platform for growth across all businesses, including coin-counting, e-payment and entertainment services.

The total purchase consideration for the acquisition of ACMI consists of the following:

(in thousands)
Cash paid for acquisition of ACMI(1)	$235,000
Estimated acquisition related costs(2)	4,295

$239,295

(1)	As part of the acquisition, we acquired cash, cash equivalents and cash-in-machine of approximately $11.5 million.

(2)	Acquisition related costs consist of investment banking, legal and accounting fees and other directly related charges.

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values as summarized below. The accounting for the purchase price is preliminary and is subject to possible adjustments in the future, based on our final analysis of certain liabilities. The following condensed balance sheet data presents the preliminary determination of fair value of the assets acquired and liabilities assumed.

(in thousands)
Assets acquired:
Cash and cash equivalents	$11,505
Trade accounts receivable	1,004
Inventories	19,617
Prepaid expenses and other assets	4,022
Property and equipment	58,404
Other assets	2,906
Intangible assets	34,400
Goodwill	134,158

266,016
Liabilities assumed:
Accounts payable	13,869
Accrued liabilities	12,852

Total consideration	$239,295

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Goodwill of approximately $134.2 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS 142. Of this amount, approximately $37.0 million is expected to be deductible for tax purposes. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
	(In thousands, except years)
Intangible assets:
Retailer relationships	$34,200	10.00	9.94
Internal use software	200	3.00	0.02

Total	$34,400		9.96

Based on identified intangible assets recorded as of December 31, 2004, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will approximate $3.4 million each year through July, 2014.

The following unaudited pro forma information represents the results of operations for Coinstar and ACMI for the years ended December 31, 2004 and 2003, as if the acquisition had been consummated as of January 1, 2004 and January 1, 2003, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	December 31,
	2004	2003
	(in thousands, except per share amounts)
Total revenue	$421,713	$377,554
Net income	$21,321	$21,381

Net income per share:
Basic	$0.99	$0.99
Diluted	$0.97	$0.98

NOTE 4:    PROPERTY AND EQUIPMENT

	December 31,
	2004	2003
	(in thousands)
Coin, entertainment and e-payment machines	$261,908	$176,329
Computers	9,931	9,197
Office furniture and equipment	4,415	1,382
Leased vehicles	5,569	3,957
Leasehold improvements	737	705

	282,560	191,570
Accumulated depreciation and amortization	(151,293)	(130,800)

	$131,267	$60,770

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

During 2004, we evaluated our long-lived assets in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. In the first and second quarter of 2004, as a result of our evaluation, we recorded a charge of approximately $1.9 million for the write down of the first generation hardware of our prepaid services. This charge, which related primarily to our North American operating segment, is reported in the line item titled, Depreciation and other, of our Consolidated Statements of Operations.

NOTE 5:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2004	2003
	(in thousands)
Payroll related expenses	$6,716	$3,769
Interest payable	2,129	163
Income taxes payable	1,020	—
Business taxes	1,699	1,002
Service contract providers	2,445	2,137
Accrued medical insurance	1,515	602
Other	7,380	1,840

	$22,904	$9,513

NOTE 6:    LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2004	2003
	(in thousands)
JPMorgan Chase Bank term loan	$207,853	$—
Bank of America term loan	—	13,250
Bank of America revolving line of credit	—	2,500
Long-term note payable	55	—

	207,908	15,750
Less current portion	(2,089)	(13,250)

Long-term debt	$205,819	$2,500

JPMorgan Chase Bank Credit Facility:    On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of our acquisition of ACMI. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. As of December 31, 2004, our original term loan balance of $250.0 million had been reduced to $207.9 million due to $42.1 million of principal payments made during 2004. Fees for this facility were $5.7 million which are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. The annual estimated amortization expense of these fees will be approximately $800,000 per year through 2008, $650,000 in 2009, $500,000 in 2010 and $250,000 in 2011. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. All indebtedness from our previous credit facility totaling $7.8 million was repaid on July 7, 2004.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. At December 31, 2004, our interest rate on this facility was 4.29%. On January 7, 2005, due to changes in the LIBOR rate, our interest rate has been adjusted to 4.84%. Interest payments are paid quarterly.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2004, we were in compliance with our covenants and restrictions.

Quarterly principal payments on the term loan totaling $0.5 million will end March 31, 2011. The remaining principal balance of $194.8 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, initially equal to 50 basis points, may vary and are based on our consolidated leverage ratio.

Principal payments:    As of December 31, 2004, scheduled principal payments on our long-term debt are as follows:

(in thousands)
2005	$2,089
2006	2,089
2007	2,089
2008	2,089
2009	2,089
Thereafter	197,463

$207,908

Interest Rate Hedge:    On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. This interest rate hedging instrument meets the criteria for cash flow hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

We have recognized the fair value of the interest rate cap and floor as an asset of $113,411 at December 31, 2004. Any change in the fair value of the interest rate cap and floor is reported in accumulated other comprehensive income. Because the critical terms of the interest rate cap and floor and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

NOTE 7:    EARLY RETIREMENT OF DEBT

In connection with our December 20, 2004 stock issuance of 3,450,000 shares, we used some of the net proceeds to retire a portion of our outstanding principal balance on our term debt. On December 21, 2004, we retired $41.0 million of our term debt facility with JPMorgan Chase Bank. We wrote off approximately $0.7 million of deferred financing fees associated with this retirement of debt.

Previous to July 7, 2004, we were a party to a credit agreement entered into on April 18, 2002, with Bank of America, N.A., for itself and as agent for US Bank National Association, Silicon Valley Bank, KeyBank National Association and Comerica Bank-California. The credit agreement provided for a senior secured credit facility of $90.0 million, consisting of a revolving loan commitment of $50.0 million and a term loan commitment of $40.0 million. Loans made pursuant to the credit agreement were secured by a first priority security interest in substantially all of our assets and the assets of our subsidiaries, including the pledge of the subsidiaries’ capital stock we own. On July 7, 2004, all outstanding debt on this facility was paid in full resulting in a charge totaling $0.2 million for the write-off of deferred financing fees.

On March 2, 2004 we terminated an interest rate swap. We originally entered into this swap on July 26, 2002, in order to manage our exposure to interest rate and cash flow changes related to our floating interest rate debt. The notional principal amount of the swap was $10.0 million. We recognized approximately $67,000 as interest expense on our income statement to terminate this interest rate swap.

NOTE 8:    COMMITMENTS

Lease commitments:    Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009. The future minimum payments of this new lease are at a lower monthly rate than under the prior lease terms. The new lease requires us to pay a portion of operating costs as minimum monthly payments. In connection with our acquisition of ACMI, we assumed the lease for ACMI’s corporate headquarters. See discussion in Note 18, Related Party Transactions.

In addition, we have entered into capital lease agreements to finance the acquisition of certain automobiles. We retain title to such assets. These capital leases have terms of 36 to 60 months at imputed interest rates that range from 3.0% to 16.0%. Assets under capital lease obligations aggregated $5.2 million and $4.0 million, net of $2.1 million and $1.8 million of accumulated amortization, at December 31, 2004 and 2003, respectively.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

A summary of our minimum lease obligations at December 31, 2004 is as follows:

	Capital Leases	Operating Leases*
	(in thousands)
2005	$1,438	$7,801
2006	1,043	6,565
2007	544	4,676
2008	331	2,134
2009	58	1,625
Thereafter	—	1,243

Total minimum lease commitments	3,414	$24,044

Less amounts representing interest	(403)

Present value of lease obligation	3,011
Less current portion	(1,261)

Long-term portion	$1,750

*	One of our leas agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense was $4.9 million in the year ended December 31, 2004 and $1.4 million for each of the years ended December 31, 2003 and 2002, respectively.

Purchase commitments:    We have entered into certain purchase agreements with suppliers of our machines, which result in total purchase commitments of $8.3 million for 2005.

Letters of credit:    As of December 31, 2004, we had nine irrevocable letters of credit that totaled $15.9 million. These letters of credit, which expire at various times through December 31, 2005, are available to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2005. As of December 31, 2004, no amounts were outstanding under these letters of credit agreements.

NOTE 9:    STOCKHOLDERS’ EQUITY

Treasury stock:    Under the terms of our new credit agreement entered into on July 7, 2004, our board of directors approved a stock repurchase program authorizing purchases of up to $3.0 million of common stock, plus additional amounts equal to proceeds received subsequent to July 7, 2004 from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of December 31, 2004, the additional amounts equal to the proceeds received from option exercises or other equity purchases under our current board approval totaled approximately $5.0 million. We have not repurchased any shares under our current authority from the board. Under our previous credit facility, we had the authority to repurchase up to $30.0 million, plus the proceeds from option exercises or other equity purchases. No repurchases of shares were made in 2004. In 2003, we repurchased 933,714 shares of our common stock for $15.3 million, and in December 2002, we repurchased 299,500 shares of common stock at a cost of approximately $7.5 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 10:    PUBLIC OFFERING OF COMMON STOCK

On December 20, 2004, we issued 3,450,000 shares of our common stock (including 450,000 shares issued upon the exercise of the underwriters’ over-allotment option) at an offering price of $25.00 per share. The net proceeds from the offering, net of offering costs and expense totaling $5.1 million, were approximately $81.1 million.

Underwriting commissions and costs incurred in connection with this offering are reflected as a reduction of stockholders’ equity.

NOTE 11:    STOCK-BASED COMPENSATION PLANS

Stock options:    During 2004, we granted options to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”), which generally vest over 4 years and expire after 10 years. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 5,380,000 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.25 to $32.79 per share, which represented fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering. We did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

Under the terms of our Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, the board of directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.75 to $30.00 per share, which represented the fair market value at the date of grant.

The price ranges of all options exercised were $0.70 to $25.84 in 2004, $0.40 to $18.93 in 2003 and $0.25 to $25.78 in 2002. At December 31, 2004, there were 3,706,205 shares of unissued common stock reserved for issuance under all the Stock Plans of which 1,263,210 shares were available for future grants. The numbers of common stock options under the plans are as follows as of December 31:

	2004		2003		2002
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Number of common shares under option:
Outstanding, beginning of year	2,310,490	$18.43	2,692,054	$17.91	2,912,350	$14.98
Granted	763,825	18.79	187,038	19.16	559,280	24.31
Exercised	(477,506)	13.90	(272,114)	10.92	(705,012)	11.25
Canceled or expired	(153,814)	21.46	(296,488)	21.12	(74,564)	13.58

Outstanding, end of year	2,442,995	19.23	2,310,490	18.43	2,692,054	17.91

Exercisable, end of year	1,359,268	18.63	1,465,062	16.77	1,247,653	14.89

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following table summarizes information about common stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at December 31, 2004	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at December 31, 2004	Weighted average exercise price
$ 0.70 – $15.35	544,207	4.99	$12.26	544,031	$12.26
15.36 – 18.50	536,102	8.97	18.09	17,280	17.42
18.51 – 21.25	511,626	8.03	20.22	255,757	20.68
21.26 – 23.30	660,534	7.38	22.99	408,867	23.00
23.31 – 32.79	190,526	7.77	26.69	133,333	27.37

	2,442,995	7.36	19.23	1,359,268	18.63

Stock purchase plan:    In March 1997, we adopted the Employee Stock Purchase Plan (the “ESPP”) under Section 423(b) of the Internal Revenue Code. Under the ESPP, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The total number of shares reserved for issuance under this plan is 600,000. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During 2004, stock purchases totaling $770,000 were made as a result of payroll deductions from employees. Actual shares purchased by participating employees in 2004 totaled 66,126 at an average price of $11.65.

NOTE 12:    INCOME TAXES

The components of income (loss) before income taxes were as follows:

	December 31,
	2004	2003	2002
	(in thousands)
U.S. operations	$27,480	$28,087	$17,087
Foreign operations	3,057	3,041	(1,129)

Total income (loss) before income taxes	$30,537	$31,128	$15,958

The components of income tax expense (benefit) were as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Current:
U.S. Federal	$382	$600	$—
State and local	170	400	—
Foreign	1,020	15	—

Total current	1,572	1,015	—
Deferred:
U.S. Federal	7,817	9,883	(36,654)
State and local	1,360	675	(5,901)
Foreign	(580)	—	—

Total deferred	8,597	10,558	(42,555)

Total tax expense	$10,169	$11,573	$(42,555)

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The income tax expense (benefit) differs from the amount that would result by applying the U.S. statutory rate to income (loss) before income taxes. A reconciliation of the difference follows:

	December 31,
	2004	2003	2002
U.S. federal tax expense at the statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	3.4%	3.6%	3.9%
Research and development credits	—	—	(1.3)%
Non-deductible foreign expenses	—	0.5%	1.3%
Other	0.2%	0.9%	1.6%
Change in valuation allowance for deferred tax asset	(1.9)%	(1.8)%	(306.2)%
Recognition of net deferred tax assets at an adjusted rate	(3.4)%	(1.0)%	—

	33.3%	37.2%	(266.7)%

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Future tax benefits for net operating loss and tax credit carryforwards are also recognized to the extent that realization of such benefits is more likely than not. The 2004 deferred tax accounts include the deferred tax assets and liabilities of ACMI that was acquired in July 2004. Significant components of our deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$50,726	$43,468
Credit carryforwards	1,471	1,113
Accrued liabilities and allowances	3,487	984
Inventory capitalization	538	—
Other	249	207

Gross deferred tax assets	56,471	45,772
Less valuation allowance	—	(580)

Total deferred tax assets	56,471	45,192

Deferred tax liabilities:
Property and equipment	(10,542)	(4,247)
Intangible assets	(9,338)	25
Unremitted foreign earnings and cumulative translation adjustments of foreign subsidiary, net of related foreign tax credits	(303)	(725)
State taxes	(1,575)	(1,419)

Total deferred tax liabilities	(21,758)	(6,366)

Net deferred tax asset	$34,713	$38,826

At December 31, 2004, we had approximately $125.1 million of net operating losses and $1.6 million of credit carryforwards that expire from the years 2006 to 2024. We also have minimum tax credit carryforwards of approximately $1.0 million which are available to reduce future federal regular income taxes, if any, over an

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

indefinite period. During 2004, the common shares of ACMI were acquired by Coinstar, Inc. As a result of the acquisition, ACMI’s $33.1 million of net operating loss carryforwards at July 7, 2004 are subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

In determining our fiscal 2004, 2003 and 2002 tax provisions under SFAS No. 109, Accounting for Income Taxes, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. Management previously determined to eliminate the valuation allowance on the U.S. deferred tax asset in 2002 and in 2004 determined to eliminate the valuation allowance on our foreign operations because current operations indicate that realization of the related deferred tax assets is now more likely than not. The net change in the valuation allowance during the years ended December 31, 2004, 2003 and 2002 was $(0.6) million, $(0.8) million and $(52.2) million, respectively.

For tax purposes, the income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes at December 31, 2004, 2003 and 2002 that was credited to common stock was approximately $1.6, $0.3 and $7.3 million, respectively.

NOTE 13:    INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Numerator:
Net income	$20,368	$19,555	$58,513

Denominator:
Weighted average shares for basic calculation	21,626	21,489	21,820
Warrants	—	2	11
Incremental shares from employee stock options	333	297	892

Weighted average shares for diluted calculation	21,959	21,788	22,723

For the years ended December 31, 2004, 2003 and 2002, options to acquire 1.3 million, 2.0 million and 0.1 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 14:    RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $787,000, $898,000 and $740,000 to the plan for the years ended December 31, 2004, 2003 and 2002, respectively.

ACMI maintains a 401(k) profit sharing plan, which covers substantially all of its employees. Employees are permitted to contribute up to 15% of their eligible compensation. ACMI makes contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $349,000 for the period July 7, 2004 (acquisition date) through December 31, 2004.

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

NOTE 16:    BUSINESS SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are organized into two reportable business segments: the North American business (which includes the United States, Canada and Mexico), and our International business (which includes the United Kingdom). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill arising from the acquisitions of CellCards and ACMI has been allocated to the North American segment.

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenue:
North American	$289,485	$165,274	$149,615
International	17,615	10,862	6,060

Total revenue	$307,100	$176,136	$155,675

Net income:
North American business	$17,311	$16,513	$59,642
International business	3,057	3,042	(1,129)

Total net income	$20,368	$19,555	$58,513

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	December 31,
	2004	2003
	(in thousands)
Total assets:
North American business	$535,864	$199,132
International business	25,886	20,174
Intercompany eliminations	(14,616)	(15,232)

Total assets	$547,134	$204,074

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment service revenue separate from revenue generated from our entertainment services business. Revenue for these two product lines is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Revenue:
Coin-counting and e-payment services	$196,026	$176,136	$155,675
Entertainment services	111,074	—	—

Total revenue	$307,100	$176,136	$155,675

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Year ended December 31,
	2004	2003	2002
Wal-Mart, Inc.	20.9%	3.4%	2.1%
The Kroger Company	14.7%	22.3%	23.0%
Albertson’s, Inc.	9.1%	11.8%	12.2%
Safeway, Inc.	0.4%	7.8%	10.1%

NOTE 17:    CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Current Vulnerability Due to Supplier Concentrations:

Substantially all of the plush toys and other products dispensed from the entertainment services machines are produced by foreign manufacturers. A majority of these purchases are made directly from manufacturers in China. We purchase our other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers and could result in substantially increased costs for certain products purchased by us which could have a material adverse effect on our financial performance.

We currently conduct limited manufacturing operations and obtain key hardware components used in our coin-counting and entertainment services machines from a limited number of suppliers. Although we use a limited number of suppliers, we believe that other suppliers could provide similar equipment, which may require certain modifications or may have a longer lead time from order date. Accordingly, a change in suppliers could cause a delay in manufacturing and a possible slow-down of growth, which could have a materially adverse affect on future operating results.

NOTE 18:    RELATED PARTY TRANSACTIONS

Randall J. Fagundo, President of our entertainment services subsidiary, is a member of a limited liability company which has agreed to lease to Coinstar a 31,000 square foot building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at monthly rental payments ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $1.2 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.