Form 10-Q
period 2005-03-31
COINSTAR INC
filed 2005-05-05
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2005
Common Stock, $0.001 par value	25,400,369

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,318	$94,640
Cash being processed	55,664	62,147
Trade accounts receivable, net of allowance for doubtful accounts of $548 and $481 at March 31, 2005 and December 31, 2004, respectively	5,295	5,283
Inventory	28,792	25,877
Deferred income taxes	18,674	18,833
Prepaid expenses and other current assets	9,472	11,626

Total current assets	216,215	218,406
PROPERTY AND EQUIPMENT, NET	135,348	131,267
DEFERRED INCOME TAXES	12,128	15,880
OTHER ASSETS	6,180	6,200
INTANGIBLE ASSETS, net of accumulated amortization of $3,183 and $2,152 at March 31, 2005 and December 31, 2004, respectively	35,903	35,033
GOODWILL	142,303	140,348

TOTAL ASSETS	$548,077	$547,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,855	$23,661
Accrued liabilities payable to retailers	57,246	63,504
Other accrued liabilities	19,572	22,904
Current portion of long-term debt and capital lease obligations	3,460	3,350

Total current liabilities	108,133	113,419
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	207,215	207,569

Total liabilities	315,348	320,988
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2005 or 2004	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 26,618,065 and 26,460,701 shares issued and 25,384,851 and 25,227,487 shares outstanding at March 31, 2005 and December 31, 2004, respectively	284,100	282,046
Accumulated deficit	(30,762)	(35,430)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	2,174	2,313

Total stockholders’ equity	232,729	226,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,077	$547,134

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Month Periods Ended March 31,
	2005	2004
REVENUE	$105,585	$43,052
EXPENSES:
Direct operating	72,843	20,218
Sales and marketing	994	1,050
Research and development	1,309	1,441
General and administrative	8,592	5,064
Depreciation and other	10,806	7,915
Amortization of intangible assets	1,031	53

Income from operations	10,010	7,311
OTHER INCOME (EXPENSE):
Interest income and other, net	488	69
Interest expense	(2,850)	(246)

Income before income taxes	7,648	7,134
Income taxes	(2,980)	(2,517)

NET INCOME	$4,668	$4,617

NET INCOME PER SHARE:
Basic	$0.18	$0.22
Diluted	$0.18	$0.21

WEIGHTED SHARES OUTSTANDING:
Basic	25,272	21,290
Diluted	25,665	21,533

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Month Period Ended March 31, 2005

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2005	25,227,487	$282,046	$(35,430)	$(22,783)	$2,313	$226,146
Proceeds from issuance of shares under employee stock purchase plan	37,470	448				448
Proceeds from exercise of stock options, net	16,364	236				236
Stock-based compensation expense net of unearned compensation of $1,192	50,889	73				73
Tax benefit on options and employee stock purchase plan		89				89
Common stock issued in conjunction with acquisition, net of issue costs of $26	52,641	1,208				1,208
Comprehensive income:
Net income			4,668			4,668	$4,668
Other comprehensive income :
Short term investments net of tax benefit of $5					(9)	(9)	(9)
Foreign currency translation adjustments, net of tax benefit of $174					(312)	(312)	(312)
Interest rate hedge on long-term debt, net of tax expense of $117					182	182	182

Total comprehensive income							$4,529

BALANCE, March 31, 2005	25,384,851	$284,100	$(30,762)	$(22,783)	$2,174	$232,729

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Month Periods Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$4,668	$4,617
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	10,806	7,915
Amortization of intangible assets	1,031	53
Amortization of deferred financing fees	175	—
Non-cash stock-based compensation	73	9
Deferred income taxes	2,896	2,281
Other	45	—
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	658	(392)
Inventory	(2,598)	(362)
Prepaid expenses and other current assets	1,333	(1,616)
Other assets	87	2
Accounts payable	3,581	1,933
Accrued liabilities payable to retailers	(6,121)	(7,718)
Accrued liabilities	(3,562)	(785)

Net cash provided by operating activities	13,072	5,937
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(11)
Purchase of property and equipment	(13,809)	(5,819)
Acquisitions, net of cash acquired of $0 and $1,087 in 2005 and 2004, respectively	(1,469)	(4,751)
Proceeds from sale of fixed assets	29	4

Net cash used by investing activities	(15,249)	(10,577)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(898)	(4,030)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	684	969

Net cash used by financing activities	(214)	(3,061)
Effect of exchange rate changes on cash	(414)	272

NET DECREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:	(2,805)	(7,429)
CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	156,787	99,664

End of period	$153,982	$92,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,841	$274
Cash paid during the period for taxes	84	236
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$790	$1,035
Common stock issued in conjunction with acquisition, net of issue costs of $26	1,208	—
Issuance of warrants for acquisition	—	595
Accrued acquisition costs	123	1,291

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended March 31, 2005 and 2004

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Coinstar, Inc. is a multi-national company offering a range of services consisting of coin counting, entertainment and electronic payment (“e-payment”) services. Our network of automated, self-service coin-counting machines provides consumers with a convenient and innovative means to convert loose coins into cash. As a result of our July 2004 acquisition of ACMI Holdings, Inc. and its subsidiary, American Coin Merchandising, Inc., (collectively referred to as “ACMI”), we offer various entertainment services to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include skill-crane machines, bulk vending, kiddie rides and video games. In addition, we offer various e-payment services through point-of-sale and non-coin-counting kiosks in drugstores, universities, shopping malls and convenience stores. As of March 31, 2005, we had a total of approximately 12,200 coin-counting machines installed, approximately 171,000 entertainment services machines installed and over 17,000 locations where our point-of-sale and non-coin-counting kiosks were installed. Coinstar was incorporated as a Delaware company in 1993.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. The results of operations for the three month period ended March 31, 2005 is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants.

We have estimated the value of our entertainment services coin-in-machine which was approximately $4.2 million and $4.4 million at March 31, 2005 and December 31, 2004, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Stock-based compensation: We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. Certain directors and members of management receive compensation in the form of stock or restricted stock. Unrestricted stock awards are expensed when issued. Restricted stock grants are recorded as unearned compensation measured at the date of grant and recognized as compensation expense over the vesting period.

The following illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Three Month Periods Ended March 31,
	2005	2004
	(in thousands except per share data)
Net income as reported:	$4,668	$4,617
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of taxes of $28 and $8 in 2005 and 2004, respectively	45	12
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of taxes of $551 and $609 in 2005 and 2004, respectively	(1,285)	(1,262)

Pro forma net income:	$3,428	$3,367

Net income per share:
Basic:
As reported	$0.18	$0.22
Pro forma	0.14	0.16
Diluted:
As reported	0.18	0.21
Pro forma	0.14	0.16

The assumptions used to calculate fair value are evaluated and revised, as necessary, to reflect market conditions and our experience.

Recent accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R replaces SFAS 123, Accounting for Stock Issued to Employees. SFAS 123R will be effective for us January 1, 2006. We are in process of evaluating the impact of adopting SFAS 123R and determining the impact on our results of operations, financial position and cash flows.

NOTE 2: PROPERTY AND EQUIPMENT

	March 31, 2005	December 31, 2004
	(in thousands)
Coin, entertainment and e-payment machines	$272,056	$261,908
Computers	5,993	9,931
Office furniture and equipment	4,529	4,415
Leased vehicles	5,956	5,569
Leasehold improvements	566	737

	289,100	282,560
Accumulated depreciation and amortization	(153,752)	(151,293)

	$135,348	$131,267

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Three Month Periods Ended March 31,
	2005	2004
	(in thousands)
Net income	$4,668	$4,617
Other comprehensive income (loss)	(139)	176

Total comprehensive income	$4,529	$4,793

NOTE 4: INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period excluding unvested restricted stock awards that have been issued. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and unvested restricted stock awards, are included in the calculation of diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Month Periods Ended March 31,
	2005	2004
	(in thousands)
Numerator:
Net income	$4,668	$4,617

Denominator:
Weighted average shares for basic calculation	25,272	21,290
Warrants	—	1
Incremental shares from employee stock options	393	242

Weighted average shares for diluted calculation	25,665	21,533

For the three month periods ended March 31, 2005 and 2004, options and unvested restricted stock awards to acquire 0.5 million and 1.9 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 5: BUSINESS SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our Chief Executive Officer (“CEO”) is considered our chief operating decision maker. We are organized into two reportable business segments: the North American business (which includes the United States, Canada and Mexico), and our International business (which includes the United Kingdom). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill arising from our acquisitions has been allocated to the North American segment.

	Three Month Periods Ended March 31,
	2005	2004
	(in thousands)
Revenue:
North American business	$100,835	$39,419
International business	4,750	3,633

Total revenue	$105,585	$43,052

Net income:
North American business	$3,733	$4,043
International business	935	574

Total net income	$4,668	$4,617

	March 31, 2005	December 31, 2004
	(in thousands)
Total assets:
North American business	$536,471	$535,864
International business	24,355	25,886
Intercompany eliminations	(12,749)	(14,616)

Total assets	$548,077	$547,134

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Three Month Periods Ended March 31,
	2005	2004
Revenue:
Coin-counting and e-payment services	$48,327	$43,052
Entertainment services	57,258	—

Total revenue	$105,585	$43,052

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Three Month Periods Ended March 31,
	2005	2004
Wal-Mart, Inc.	28.5%	4.7%
The Kroger Company	10.0%	23.8%
Albertson’s, Inc.	7.2%	12.1%

NOTE 6: RELATED PARTY TRANSACTIONS

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

Approximately $1.1 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Factors That May Affect Our Business, Future Operating Results and Financial Condition,” and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

We launched our business in North America with the installation of the first Coinstar coin-counting machine in the early 1990s, and in 2001 we began our commercial rollout of coin-counting services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 220 billion coins worth more than $11.0 billion in more than 320 million self-service coin-counting transactions. We now own and operate more than 12,200 coin-counting machines in the United States, Canada and United Kingdom and approximately 171,000 entertainment services machines in the United States and Mexico. We also utilize point-of-sale terminals in more than 17,000 locations and own and operate approximately 250 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 3,000 of our 12,200 coin-counting machines are e-payment enabled.

Revenue

Coin services

We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2004, consumers processed more than $2.1 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

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

Our entertainment services machines consist primarily of skill-crane machines, bulk vending, kiddie rides and video games, which are installed in more than 18,000 retail locations, totaling approximately 171,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize appealing displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Denny’s Corporation.

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

E-payment services

We estimate that the e-payment services market is over $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our leading e-payment services partners include the Albertson’s, Inc. supermarket chain and the Walgreens Co. and CVS Corporation drug stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. As part of our strategy to increase and augment our e-payment services business, we have acquired three regional e-payment businesses.

Expenses

Our direct operating expenses consist of expenses associated with our coin-counting, e-payment and entertainment services operations and support, as follows:

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

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting, entertainment and e-payment services machines and, to a lesser extent, depreciation on computer equipment and leased automobiles.

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued when we acquired our various subsidiaries.

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

We believe that our future coin-counting and e-payment product revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, retain our current retail partners, respond to competitive pressures, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Results of Operations

We acquired ACMI on July 7, 2004 and consequently, ACMI’s first quarter 2004 financial results are not included in our consolidated financial results for the three months ended March 31, 2004.

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Three Month Periods Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Expenses:
Direct operating	69.0	47.0
Sales and marketing	1.0	2.4
Research and development	1.2	3.3
General and administrative	8.1	11.8
Depreciation and other	10.2	18.4
Amortization of intangibles	1.0	0.1

Income from operations	9.5%	17.0%

Three Month Periods Ended March 31, 2005 and 2004

Revenue

Revenue increased to $105.6 million in the three months ended March 31, 2005 from $43.1 million for the comparable 2004 period. Our revenue grew as a result of two primary factors: (1) the acquisition of our subsidiary, ACMI, and (2) an increase in coin-counting activity.

Revenue for our coin and e-payment services increased from $43.1 million to $48.3 million, or 12.3% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $530 million during the three months ended March 31, 2005 from approximately $485 million for the comparable 2004 period. The installed base of coin-counting machines increased to approximately 12,200 in 2005 from approximately 10,900 machines in 2004.

Entertainment services revenue during the three months ended March 31, 2005 was $57.3 million. In the comparable prior year period, ACMI as a standalone company, reported revenue of $56.3 million. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 74% of our entertainment revenue, and bulk vending equipment installed in retail locations. Total entertainment services machines installed at March 31, 2005 was approximately 171,000 machines, an increase of over 10,000 machines since July 7, 2004, the date of our acquisition.

Direct Operating Expenses

Direct operating expenses increased to $72.8 million in the three months ended March 31, 2005 from $20.2 million in the comparable prior year period. Direct operating expenses increased primarily due to (1) our acquisition of ACMI, (2) changes in the transaction fee arrangements we pay certain of our coin services retail partners and (3) increased expenses to develop and provide ongoing support to our retail partners as we make additional services available through our coin-counting machines. Direct operating expenses as a percentage of revenue increased to 69.0% in the three months ended March 31, 2005 from 47.0% in the same period of 2004 mainly due to the addition of our entertainment subsidiary which historically has higher direct operating expenses, mainly due to the plush toys and other items dispensed from our entertainment machines. We expect transportation expenses to increase if the current trend of rising fuel costs continues, combined with increased labor costs as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses remained consistent at $1.0 million in the three months ended March 31, 2005 and 2004. Although our sales and marketing expenses did not change significantly, we did change our allocation and focus of advertising dollars increasing expenditures to regionally promote new products as they are introduced. Since revenues increased significantly and our marketing expenditures decreased, sales and marketing as a percentage of revenue decreased to 1.0% in the three months ended March 31, 2005 from 2.4% in the comparable prior year period.

Research and Development

Research and development expenses decreased slightly to $1.3 million in the three months ended March 31, 2005 from $1.4 million in the comparable prior year period due to ongoing cost containment measures. Research and development expenses represent expenditures to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.2% for the three months ended March 31, 2005 from 3.3% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $8.6 million for the three months ended March 31, 2005 from $5.1 million in the comparable prior year period. General and administrative expenses increased primarily due to the acquisition of ACMI, which resulted in additional expenses of $2.9 million. Excluding the impact from ACMI, our general and administrative expenses remained relatively constant. General and administrative expenses as a percentage of revenue decreased to 8.1% in the three months ended March 31, 2005 from 11.8% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $10.8 million in the three months ended March 31, 2005 from $7.9 million in the comparable prior year period. Depreciation expense increased primarily due to our acquisition of ACMI which recognized depreciation expense of $4.2 million in the three months ended March 31, 2005. During the three months ended March 31, 2004, in addition to depreciation expense, there was other expense of $1.0 million related to the disposal of fixed assets which is not recurring in 2005. Depreciation and other expense as a percentage of revenue decreased to 10.2% in the three months ended March 31, 2005 from 18.4% in the comparable prior year period.

Amortization of Intangible Assets

Amortization of intangible assets increased to $1.0 million in the three months ended March 31, 2005, from $0.1 million in the comparable 2004 period. Amortization expense of intangible assets increased due to our acquisitions, mainly ACMI; specifically the amortization of the value assigned to retailer relationships. Amortization expense as a percentage of revenue increased to 1.0% in the three months ended March 31, 2005, from 0.1% in the same period during 2004.

Other Income and Expense

Interest income and other, net, increased to $488,000 in the three months ended March 31, 2005 from $69,000 in the comparable prior year period. The increase in other income was due to a combination of miscellaneous income earned and recognized under equity method accounting by our e-payment subsidiary, as well as an increase in interest income from interest earned on the proceeds received in connection with our secondary offering in December 2004.

Interest expense increased to $2.9 million in the three months ended March 31, 2005 from $0.2 million in the comparable prior year period. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $207.3 million was outstanding at March 31, 2005. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt at the quarter ended March 31, 2005 compared to 2004.

Liquidity and Capital Resources

As of March 31, 2005, we had cash, cash equivalents and cash being processed totaling $154.0 million, which consisted of cash and cash equivalents available to fund our operations of $98.3 million and cash being processed of $55.7 million. Cash being processed represents cash residing in our machines, cash in transit or cash which is payable to our retail partners as service fees. Working capital was $108.1 million at March 31, 2005 compared with $105.0 million at December 31, 2004.

Net cash provided by operating activities was $13.1 million for the three months ended March 31, 2005, compared to net cash provided by operating activities of $5.9 million for the three months ended March 31, 2004. Cash provided by operating activities increased primarily as the result of an increase of non-cash expenses included in net income and a decreased use of cash from changes in operating assets and liabilities for the quarter ended March 31, 2005. The decreased use of cash during the period was mainly due to the timing of payments to our suppliers compared to the prior year’s quarter.

Net cash used by investing activities for the three month period ended March 31, 2005 was $15.2 million compared to $10.6 million in the comparable prior year quarter. Net cash used by investing activities consisted primarily of capital expenditures made in each of the three month periods ended March 31, 2005 and 2004, mainly for the purchase of coin and entertainment machines. As of March 31, 2005, we had entered into certain purchase agreements with suppliers of our machines, which require aggregate future purchases for coin and entertainment machines and components in the amount of $6.1 million.

Net cash used by financing activities for the three month period ended March 31, 2005 was $0.2 million. This amount represented cash used to make scheduled principal payments of $0.5 million on our term loan and $0.4 million on capital lease payments offset by proceeds from the exercise of stock options and employee stock purchases of $0.7 million. Net cash used by financing activities for the three months ended March 31, 2004 was $3.1 million.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of our acquisition of ACMI. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of March 31, 2005, our original term loan balance of $250.0 million had been reduced to $207.3 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. Due to improved consolidated leverage ratios, as of February 28, 2005, the basis points added to either LIBOR or the base rate have been respectively reduced to 200 basis points and 100 basis points. At March 31, 2005, our interest rate on this facility was 4.84%. On April 7, 2005, due to changes in the LIBOR rate, our interest rate was adjusted to 5.13%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of March 31, 2005, we were in compliance with all covenants.

Quarterly principal payments on the term loan of $0.5 million terminate on March 31, 2011. The remaining principal balance of $194.8 million is due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $0.4 million at March 31, 2005.

As of March 31, 2005, we had eight irrevocable letters of credit that totaled $15.4 million. These letters of credit, which expire at various times through December 2005, are available to collateralize certain obligations to third parties. As of March 31, 2005, no amounts were outstanding under these letters of credit.

Under the terms of our new credit agreement entered into on July 7, 2004, we are permitted and our Board has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. (This authorization is in addition to the 1,233,214 shares repurchased previous to July 7, 2004 for an aggregate of $22.8 million.) As of March 31, 2005, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $5.7 million bringing the total authorized for purchase under our credit agreement to $8.7 million. We have not made further share repurchases since entering into our new credit facility on July 7, 2004.

As of March 31, 2005, our net deferred income tax assets totaled $30.8 million. In the quarter ended March 31, 2005, we recorded $3.0 million in income tax expense, which, as a result of our federal and state NOL carryforwards, will not result in cash payments for income taxes other than those required by some foreign jurisdictions and states, and federal alternative minimum taxes.

Off-Balance Sheet Arrangements

As of March 31, 2005, we have no off-balance sheet arrangements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of March 31, 2005:

	Payments Due by Period
Contractual Obligations As of March 31, 2005	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$207,331	$2,089	$4,178	$4,178	$196,886
Capital lease obligations	3,659	1,524	1,834	301	—
Operating leases	22,048	7,589	10,130	3,184	1,145
Purchase obligations*	15,071	15,071	—	—	—

Total contractual cash obligations	$248,109	$26,273	$16,142	$7,663	$198,031

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of March 31, 2005	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$15,355	$15,355	$—	$—	$—

Total commercial commitments	$15,355	$15,355	$—	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin –counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, our consumer usage, the timing and number of installations, the number of available installable machines held, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements.

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

	Three Month Periods Ended
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$105,585	$109,793	$106,430	$47,825	$43,052	$46,366	$48,671	$43,102
Expenses:
Direct operating	72,843	73,678	69,937	23,093	20,218	20,904	20,870	19,077
Sales and marketing	994	4,567	3,642	3,666	1,050	5,262	3,440	3,384
Research and development	1,309	1,058	1,410	1,556	1,441	1,389	1,566	1,524
General and administrative	8,592	9,423	8,098	4,890	5,064	4,376	4,783	5,228
Depreciation and other	10,806	10,116	9,821	7,450	7,915	7,245	6,764	6,642
Amortization of intangible assets	1,031	993	884	84	53	37	38	38

Income from operations	10,010	9,958	12,638	7,086	7,311	7,153	11,210	7,209
Interest income and other, net	488	201	190	61	69	41	38	52
Interest expense and early retirement of debt	(2,850)	(3,812)	(2,793)	(126)	(246)	(216)	(300)	(336)

Income before income taxes	7,648	6,347	10,035	7,021	7,134	6,978	10,948	6,925
Income taxes	(2,980)	(1,796)	(3,386)	(2,470)	(2,517)	(2,548)	(4,014)	(2,676)

Net income	$4,668	$4,551	$6,649	$4,551	$4,617	$4,430	$6,934	$4,249

Net income per share:
Basic	$0.18	$0.20	$0.31	$0.21	$0.22	$0.21	$0.32	$0.20
Diluted	0.18	0.20	0.30	0.21	0.21	0.21	0.32	0.19

Seasonality

We have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. ACMI has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our acquisition of ACMI may impact the historical seasonality of our business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

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

On July 7, 2004, we acquired ACMI for $235.0 million in cash. To finance the acquisition, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since this acquisition, we have repaid $42.7 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. We may be unable to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit agreement. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

We only recently acquired ACMI, and have limited experience in operating this business. If ACMI’s entertainment services business does not meet our performance expectations, our business and financial condition could be materially and adversely affected.

We completed our acquisition of ACMI on July 7, 2004, and have included its operations in our financial results since that date. As a result of ACMI’s higher operating expenses, as well as the impact from acquisition-related charges, including the amortization of intangibles and financing fees, our blended operating margin was 9.5% in the three months ended March 31, 2005, compared to 17.0% in the first quarter of 2004, which was prior to the ACMI acquisition. We expect our future operating margins to fluctuate on a quarterly and annual basis as a function of our coin-counting, e-payment and entertainment services revenues. In addition, as a result of the ACMI acquisition, we are now required to maintain inventory of consumer products to support our skill-crane and bulk vending machine businesses. As of March 31, 2005, we carried $28.8 million of inventory on our balance sheet, approximately 84% of which is attributable to the entertainment business. While we will regularly evaluate the carrying value of this inventory and establish reserves for obsolete inventory, our experience in evaluating this inventory is limited. If we determine that the value of our inventory has become impaired, we may be required to take substantial write-downs, which would be charged to direct operating expenses. Because we have limited experience in operating our entertainment services business, there may be other expenses or liabilities associated with this business that we are not aware of, or we may not be able to achieve the operating results for the entertainment services business in line with ACMI’s historical results or our expectations. For any of the foregoing reasons, we may not achieve the strategic and financial objectives of the ACMI acquisition, and our failure to do so could materially and adversely affect our businesses, operating results and financial condition.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain relationships with our existing retail partners in locations where we can operate profitably. For example, since our acquisition of our entertainment services subsidiary, Wal-Mart, Inc. and the Kroger Company accounted for approximately 28.5% and 10.0% of our consolidated revenue, respectively. If we are unable to persuade existing retail partners that our coin and entertainment services provide direct and indirect benefits that are superior to or competitive with other systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships. We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. However, there are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time, for any reason. Cancellation of this contract would seriously harm our entertainment services business and reputation. More generally, if we are unable to maintain or renew such contracts with our other existing retail partners, our business, financial condition and results of operations could be significantly impaired. For example, a contract with one of our brokers recently expired. We are currently still providing machines in accordance with the contract and have not yet agreed upon a deinstallation schedule. Although the contract expiration is expected to result in the loss of certain relationships, we do not believe that any such loss will have a material adverse effect on our financial results.

We may be unable to continue to pay our retail partners a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We have faced and continue to face ongoing pricing pressure from our current retail partners to increase the service fee we pay on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. We have, in some cases, implemented new fee arrangements for our coin services. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, these arrangements could increase our expenses relative to coin services significantly in future periods.

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

We may be unable to identify and define product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner.

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

Acquisitions involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions.

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

In addition, acquisitions we make may have adverse accounting consequences or may result in highly restrictive debt covenants. For example, in connection with our acquisition of our entertainment business, we recorded approximately $34.4 million of identifiable intangible assets, which will result in annual amortization expense of approximately $3.4 million over the next 10 years. In addition, we also recorded approximately $135.3 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results. Finally, to finance our acquisition of the entertainment business, we entered into a senior secured credit facility that places substantial restrictions on our business operations. Any further acquisitions we may make may involve additional accounting charges or operational restrictions that may impact our future operating results.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $15.60 to $27.85 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at April 7, 2005, which is 5.13%. This rate is based on LIBOR plus a margin of 2.0%.

The table below presents principal amounts, at book value, by year of maturity and our current interest rate.

Liabilities	Expected Maturity Date						March 31, 2005		Average interest rate*
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$1,567	$2,089	$2,089	$2,089	$2,089	$197,408	$207,331	$207,331	5.13%

*	Our current interest rate approximates our average interest rate. In an environment of rising interest rates, we believe our current interest rate indicates our expected future interest rates better than our historical average interest rates.

We have variable-rate debt that, at March 31, 2005, had an outstanding balance of $207.3 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations as of March 31, 2005, an increase of 1.0% in interest rates over the next four years would increase our annualized interest expense and related cash payments by approximately $1.7 million; a decrease of 1.0% in interest rates over the next four years would decrease our annualized interest expense and related cash payments by approximately $1.9 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

As discussed above, on September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and LIBOR floors that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities

During the three months ended March 31, 2005, we issued 52,641 shares of common stock in connection with the merger of Mundo Communications, Inc. into a wholly-owned subsidiary of Coinstar. These shares were issued pursuant to an exemption under Section 506 of the Securities Act of 1933, as amended. Pursuant to the merger agreement, we registered the resale of these shares and any contingent shares that may be delivered if certain financial targets are achieved, on a Registration Statement on Form S-3 that was declared effective on March 23, 2005.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Description of Document

10.1	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.

10.2	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.

10.3	First Amendment to Employment Agreement between Randall J. Fagundo and American Coin Merchandising Inc., a wholly-owned subsidiary of the Registrant dated May 2, 2005.

10.4	Employment Agreement between Alex Camara and the Registrant dated June 15, 2001.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
May 5, 2005