Form 10-Q
period 2005-06-30
COINSTAR INC
filed 2005-07-29
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2005
Common Stock, $0.001 par value	25,495,834

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,598	$94,640
Cash being processed	63,120	62,147
Trade accounts receivable, net of allowance for doubtful accounts of $582 and $481 at June 30, 2005 and December 31, 2004, respectively	9,700	5,283
Inventory	27,245	25,877
Deferred income taxes	19,687	18,833
Prepaid expenses and other current assets	8,516	11,626

Total current assets	227,866	218,406
PROPERTY AND EQUIPMENT, NET	136,957	131,267
DEFERRED INCOME TAXES	9,836	15,880
OTHER ASSETS	5,888	6,200
INTANGIBLE ASSETS, net of accumulated amortization of $4,287 and $2,152 at June 30, 2005 and December 31, 2004, respectively	35,015	35,033
GOODWILL	144,813	140,348

TOTAL ASSETS	$560,375	$547,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,591	$23,661
Accrued liabilities payable to retailers	64,517	63,504
Other accrued liabilities	22,388	22,904
Current portion of long-term debt and capital lease obligations	3,406	3,350

Total current liabilities	115,902	113,419
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	206,581	207,569

Total liabilities	322,483	320,988
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2005 or 2004	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 26,650,289 and 26,460,701 shares issued and 25,417,075 and 25,227,487 shares outstanding at June 30, 2005 and December 31, 2004, respectively	284,682	282,046
Accumulated deficit	(25,497)	(35,430)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,490	2,313

Total stockholders’ equity	237,892	226,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$560,375	$547,134

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
REVENUE	$215,425	$90,877	$109,840	$47,825
EXPENSES:
Direct operating	147,269	43,311	74,389	23,093
Sales and marketing	2,932	4,716	1,975	3,666
Research and development	2,825	2,997	1,516	1,556
General and administrative	17,279	9,954	8,687	4,890
Depreciation and other	21,764	15,365	10,958	7,450
Amortization of intangible assets	2,135	137	1,104	84

Income from operations	21,221	14,397	11,211	7,086
OTHER INCOME (EXPENSE):
Interest income and other, net	1,020	130	532	61
Interest expense	(5,950)	(372)	(3,100)	(126)

Income before income taxes	16,291	14,155	8,643	7,021
Income taxes	(6,358)	(4,987)	(3,378)	(2,470)

NET INCOME	$9,933	$9,168	$5,265	$4,551

NET INCOME PER SHARE:
Basic	$0.39	$0.43	$0.21	$0.21
Diluted	$0.39	$0.43	$0.21	$0.21
WEIGHTED SHARES OUTSTANDING:
Basic	25,313	21,325	25,354	21,357
Diluted	25,613	21,565	25,561	21,593

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Month Period Ended June 30, 2005

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2005	25,227,487	$282,046	$(35,430)	$(22,783)	$2,313	$226,146
Proceeds from issuance of shares under employee stock purchase plan	37,470	448				448
Proceeds from exercise of stock options, net	50,347	655				655
Stock-based compensation expense, net of unearned compensation of $1,063	49,130	157				157
Tax benefit on options and employee stock purchase plan		187				187
Common stock issued in conjunction with acquisition, net of issue costs of $44	52,641	1,189				1,189
Comprehensive income:
Net income			9,933			9,933	$9,933
Other comprehensive income :
Short term investments, net of tax benefit of $3					(6)	(6)	(6)
Foreign currency translation adjustments, net of tax benefit of $468					(778)	(778)	(778)
Interest rate hedge on long-term debt, net of tax benefit of $24					(39)	(39)	(39)

Total comprehensive income							$9,110

BALANCE, June 30, 2005	25,417,075	$284,682	$(25,497)	$(22,783)	$1,490	$237,892

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Month Periods Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$9,933	$9,168
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	21,764	15,365
Amortization of intangible assets	2,135	137
Amortization of deferred financing fees	379	—
Non-cash stock-based compensation	157	21
Deferred income taxes	6,086	4,612
Other	(328)	—
Cash provided (used) by changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(3,718)	(436)
Inventory	(1,166)	(92)
Prepaid expenses and other current assets	1,680	(772)
Other assets	(240)	(12)
Accounts payable	(667)	3,693
Accrued liabilities payable to retailers	1,343	(4,679)
Accrued liabilities	(1,535)	895

Net cash provided by operating activities	35,823	27,900
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(12)
Purchase of property and equipment	(24,985)	(14,515)
Proceeds from sale of fixed assets	63	117
Acquisitions, net of cash acquired of $0 and $1,087 in 2005 and 2004, respectively	(3,622)	(4,893)
Return of equity investment in investee	426	—
Fees paid for ACMI acquisition	—	(2,416)

Net cash used by investing activities	(28,118)	(21,719)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(1,811)	(8,605)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	1,103	2,351

Net cash used by financing activities	(708)	(6,254)
Effect of exchange rate changes on cash	(1,066)	150

NET INCREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED:	5,931	77
CASH AND CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	156,787	99,664

End of period	$162,718	$99,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$5,526	$433
Cash paid during the period for taxes	272	375
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,049	$1,462
Common stock issued in conjunction with acquisition, net of issue costs of $44 in 2005	1,189	—
Accrued acquisition costs	123	1,119
Issuance of warrants for acquisition	—	595

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2005 and 2004

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Coinstar, Inc. is a multi-national company offering a range of services consisting of coin counting, entertainment and electronic payment (“e-payment”) services. Our network of automated, self-service coin-counting machines provides consumers with a convenient and innovative means to convert loose coins into cash. As a result of our July 2004 acquisition of ACMI Holdings, Inc. and its subsidiary, American Coin Merchandising, Inc., (collectively referred to as “ACMI”), we offer various entertainment services to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include skill-crane machines, bulk vending, kiddie rides and video games. In addition, we offer various e-payment services through point-of-sale and non-coin-counting kiosks in drugstores, universities, shopping malls and convenience stores. As of June 30, 2005, we had a total of approximately 12,400 coin-counting machines installed, approximately 176,000 entertainment services machines installed and over 17,000 locations where our point-of-sale and non-coin-counting kiosks were installed. Coinstar was incorporated as a Delaware company in 1993.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants. During the six months ended June 30, 2005, certain purchase accounting adjustments related to the ACMI acquisition were made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations. These adjustments related to refinement of income tax and other liability estimates made during the purchase and increased goodwill by approximately $2.0 million. As of June 30, 2005, the Company had completed the allocation phase of this acquisition.

We have estimated the value of our entertainment services coin-in-machine which was approximately $4.1 million and $4.4 million at June 30, 2005 and December 31, 2004, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Net income as reported:	$9,933	$9,168	$5,265	$4,551
Total stock-based employee compensation included in the determination of net income as reported, net of $61 and $18 tax effect for the six months ended June 30, 2005 and 2004, respectively. Compensation amounts are net of $33 and $10 tax effect for the three months ended June 30, 2005 and 2004, respectively.	96	27	51	15
Total stock-based employee compensation determined under fair value method for all awards, net of $1,087 and $1,223 tax effect for the six months ended June 30, 2005 and 2004, respectively. Fair value compensation amounts are net of $536 and $606 tax effect for the three months ended June 30, 2005 and 2004, respectively.	(2,522)	(2,530)	(1,237)	(1,256)

Pro forma net income:	$7,507	$6,665	$4,079	$3,310

Net income per share:
Basic:
As reported	$0.39	$0.43	$0.21	$0.21
Pro forma	0.30	0.31	0.16	0.15
Diluted:
As reported	$0.39	$0.43	$0.21	$0.21
Pro forma	0.30	0.31	0.16	0.15

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s experience.

Recent accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R will be effective for us January 1, 2006. We are in process of evaluating the impact of adopting SFAS 123R and determining the impact on our results of operations, financial position and cash flows.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	June 30, 2005	December 31, 2004
	(in thousands)
Coin, entertainment and e-payment machines	$281,217	$261,908
Computers	6,215	9,931
Office furniture and equipment	4,680	4,415
Leased vehicles	5,730	5,569
Leasehold improvements	1,394	737

	299,236	282,560
Accumulated depreciation and amortization	(162,279)	(151,293)

	$136,957	$131,267

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$9,933	$9,168	$5,265	$4,551
Other comprehensive income (loss)	(823)	70	(684)	(106)

Total comprehensive income	$9,110	$9,238	$4,581	$4,445

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Numerator:
Net income	$9,933	$9,168	$5,265	$4,551

Denominator:
Weighted average shares for basic calculation	25,313	21,325	25,354	21,357
Warrants	—	1	—	—
Incremental shares from employee stock options and awards	300	239	207	236

Weighted average shares for diluted calculation	25,613	21,565	25,561	21,593

For the six month periods ended June 30, 2005 and 2004, options and unvested restricted stock awards to acquire 1.0 million and 1.9 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive. For the three month periods ended June 30, 2005 and 2004, 1.6 million and 1.9 million shares were excluded, respectively.

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
North American business	$205,621	$83,243	$104,786	$43,824
International business	9,804	7,634	5,054	4,001

Total revenue	$215,425	$90,877	$109,840	$47,825

Net income:
North American business	$8,213	$7,805	$4,421	$3,822
International business	1,720	1,363	844	729

Total net income	$9,933	$9,168	$5,265	$4,551

	June 30, 2005	Dec. 31, 2004
	(in thousands)
Total assets:
North American business	$548,588	$535,864
International business	24,910	25,886
Intercompany eliminations	(13,123)	(14,616)

Total assets	$560,375	$547,134

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
Coin-counting and e-payment services	$103,113	$90,877	$54,786	$47,825
Entertainment services	112,312	—	55,054	—

Total revenue	$215,425	$90,877	$109,840	$47,825

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
Wal-Mart, Inc.	28.0%	4.7%	27.5%	4.7%
The Kroger Company	10.6%	23.7%	11.0%	23.6%
Albertson’s, Inc.	7.4%	13.3%	7.7%	14.3%

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

Approximately $1.3 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

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

Overview

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, in Canada and in the United Kingdom. We believe we are the leading owner and operator of skill-crane machines and bulk vending machines in the United States. We refer to these services collectively as entertainment services. We also offer a range of electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid Visa® and MasterCard® cards and prepaid wireless products at point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar coin-counting machine in the early 1990s, and in 2001 we began our commercial rollout of coin-counting services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 235 billion coins worth more than $11.9 billion in more than 335 million self-service coin-counting transactions. We now own and operate more than 12,400 coin-counting machines in the United States, Canada and United Kingdom and approximately 176,000 entertainment services machines, which include skill-cranes, bulk vending heads and kiddie rides, in the United States and Mexico. We also utilize point-of-sale terminals in more than 17,000 locations and own and operate approximately 330 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 4,300 of our 12,400 coin-counting machines are e-payment enabled.

Revenue

Coin services

We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2004, consumers processed more than $2.1 billion worth of coin through our coin-counting machines.

We own all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

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

Entertainment services

We estimate that the market for our entertainment services is approximately $1.1 billion in the United States. We believe we are the leading owner and operator of skill-crane and bulk vending machines in the United States. We also have machines placed in Mexico.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending, kiddie rides and video games, which are installed in more than 18,000 retail locations, totaling approximately 176,000 pieces of equipment which include skill-cranes, bulk vending heads and kiddie rides. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize appealing displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Denny’s Corporation.

Since we pay our retail partners a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retail partners. In addition, our entertainment services machines add an element of entertainment for consumers. We own and service all of our entertainment machines, providing a convenient service to retailers.

E-payment services

We estimate that the e-payment services market is over $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, reloading prepaid Visa and MasterCard cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our leading e-payment services partners include the Albertson’s, Inc. supermarket chain and the Walgreens Co. and CVS Corporation drug stores.

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

For entertainment services, these expenses consist primarily of the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines. Our plush toys are produced abroad, primarily in China. We purchase other products, including products provided in our bulk vending machines, from other third party suppliers. Similar to our coin services business, other expenses of our entertainment business also consist of (1) the cost of coin pick-up, transportation and processing expenses, (2) field operations support and related expenses and (3) the fees we pay our retail partners for the placement of our machines.

Our sales and marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting, entertainment and e-payment services machines and, to a lesser extent, depreciation on computer equipment, leasehold improvements and leased automobiles.

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued when we acquired our various subsidiaries.

We expect to continue devoting significant resources to building our sales and marketing organization, adding administrative personnel and developing the systems and infrastructure necessary to support our machines. We expect to continue evaluating new marketing and promotional programs to increase consumer utilization of our services. We also intend to continue to engage in information technology systems and product research and development.

We believe that our future coin-counting, entertainment and e-payment product revenue growth, operating margin gains and profitability will depend on the success of our efforts to increase customer usage, retain our current retail partners, respond to competitive pressures, expand our installed base with retail partners in existing markets, expand into new geographies and distribution formats and undertake ongoing marketing and promotional activities that will sustain the growth in unit coin volume over time. Given the unpredictability of the timing of installations with retail partners and the resulting revenues, the growth in coin processing volumes of our installed base and the continued market acceptance of our services by consumers and retail partners, our operating results for any future periods may be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily predictive and should not be relied on as indications of future performance.

Results of Operations

We acquired ACMI on July 7, 2004 and consequently, ACMI’s 2004 second quarter and six month financial results are not included in our consolidated financial results for the three and six months ended June 30, 2004.

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2005	2004	2005	2004
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	68.4	47.7	67.7	48.3
Sales and marketing	1.4	5.2	1.8	7.7
Research and development	1.3	3.3	1.4	3.2
General and administrative	8.0	10.9	7.9	10.2
Depreciation and other	10.1	16.9	10.0	15.6
Amortization of intangibles	1.0	0.2	1.0	0.2

Income from operations	9.8%	15.8%	10.2%	14.8%

Three Month Periods Ended June 30, 2005 and 2004

Revenue

Revenue increased to $109.8 million in the three months ended June 30, 2005 from $47.8 million for the comparable 2004 period. Our revenue grew as a result of two primary factors: (1) the acquisition of our subsidiary, ACMI, and (2) an increase in coin-counting activity.

Revenue for our coin and e-payment services increased from $47.8 million to $54.8 million, or 14.6% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $595 million during the three months ended June 30, 2005 from approximately $538 million for the comparable 2004 period. The installed base of coin-counting machines increased to approximately 12,400 in the three months ended June 30, 2005 from approximately 11,200 machines as of June 30, 2004.

Entertainment services revenue during the three months ended June 30, 2005 was $55.0 million. In the comparable prior year period, ACMI as a standalone company, reported revenue of $55.6 million. Due to various factors, including the timing of the Easter holiday which occurred in the first quarter in 2005 versus the second quarter in 2004, as well as lower same store comps in some of our major retail store partners, our entertainment services revenue was mainly flat over the same year-ago period. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 70% of our entertainment revenue, and bulk vending equipment installed in retail locations. Total entertainment services machines installed at June 30, 2005 was approximately 176,000 machines, an increase of over 14,000 machines since July 7, 2004, the date of our acquisition.

Direct Operating Expenses

Direct operating expenses increased to $74.4 million in the three months ended June 30, 2005 from $23.1 million in the comparable prior year period. Direct operating expenses increased primarily due to (1) our acquisition of ACMI, (2) changes in the transaction fee arrangements we pay certain of our coin services retail partners and (3) increased expenses to develop and provide ongoing support to our retail partners as we make additional services available through our coin-counting machines. Direct operating expenses as a percentage of revenue increased to 67.7% in the three months ended June 30, 2005 from 48.3% in the same period of 2004 primarily due to the addition of our entertainment subsidiary which has higher direct operating expenses, mainly due to the plush toys and other items dispensed from our entertainment machines. We expect transportation expenses to continue increasing if the current trend of rising fuel costs continues, and labor costs may increase as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses decreased to $2.0 million in the quarter ended June 30, 2005 from $3.7 million in the comparable prior year quarter. This year we have targeted our advertising and focused on regional promotions as new products are introduced in new and existing markets. Since revenues increased significantly and our marketing expenditures decreased, sales and marketing expenses as a percentage of revenue decreased to 1.8% in the three months ended June 30, 2005 from 7.7% in the comparable prior year period.

Research and Development

Product research and development expenses decreased slightly to $1.5 million in the quarter ended June 30, 2005 from $1.6 million in the comparable prior year quarter. Research and development expenses represent expenditures to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.4% for the three months ended June 30, 2005 from 3.2% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $8.7 million for the three month period ended June 30, 2005 from $4.9 million in the comparable prior year quarter. General and administrative expenses increased primarily due to the acquisition of ACMI, which resulted in additional expenses of $3.1 million. In addition to the impact from ACMI, our general and administrative expenses increased to support our ongoing business expansion and acquisition strategy. For example, we experienced increased registration, legal and software maintenance cost this year. General and administrative expenses as a percentage of revenue decreased to 7.9% in the three months ended June 30, 2005 from 10.2% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $11.0 million in the quarter ended June 30, 2005 from $7.5 million in the comparable prior year quarter. Depreciation expense increased primarily due to our acquisition of ACMI which recognized depreciation expense of $4.3 million in the three months ended June 30, 2005. Depreciation and other expense as a percentage of revenue decreased to 10.0% in the three months ended June 30, 2005 from 15.6% in the comparable prior year period.

Amortization of Intangible Assets

Amortization of intangible assets increased to $1.1 million in the three months ended June 30, 2005, from $0.1 million in the comparable 2004 period. Amortization expense of intangible assets increased due to our acquisitions, mainly ACMI; specifically the amortization of the value allocated to retailer relationships. Amortization expense as a percentage of revenue increased to 1.0% in the three months ended June 30, 2005, from 0.2% in the same period during 2004.

Other Income and Expense

Interest income and other, net, increased to $532,000 in the three months ended June 30, 2005 from $61,000 in the comparable prior year period. The increase in other income was due to a combination of factors, including an increase in interest income earned on the proceeds received in connection with our secondary offering in December 2004, as well as miscellaneous income earned and recognized under equity method accounting by our e-payment subsidiary.

Interest expense increased to $3.1 million in the three months ended June 30, 2005 from $0.1 million in the comparable prior year period. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $206.8 million was outstanding at June 30, 2005. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt at the quarter ended June 30, 2005 compared to 2004.

Six Month Periods Ended June 30, 2005 and 2004

Revenue

Revenue increased to $215.4 million in the six months ended June 30, 2005 from $90.9 million for the comparable 2004 period. Our revenue grew as a result of two primary factors: (1) the acquisition of our subsidiary, ACMI, and (2) an increase in coin-counting activity.

Revenue for our coin and e-payment services increased from $90.9 million to $103.1 million, or 13.5% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $1.1 billion during the six months ended June 30, 2005 from approximately $1.0 billion for the comparable 2004 period. The installed base of coin-counting machines increased to approximately 12,400 in the six months ended June 30, 2005 from approximately 11,200 machines as of June 30, 2004.

Entertainment services revenue during the six months ended June 30, 2005 was $112.3 million. In the comparable prior year period, ACMI as a standalone company, reported revenue of $111.9 million. Due to various factors, including low same store comps in some of our major retail store partners’, our entertainment services revenue was mainly flat over the same year-ago period. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 70% of our entertainment revenue, and bulk vending equipment installed in retail locations. Total entertainment services machines installed at June 30, 2005 was approximately 176,000 machines, an increase of over 14,000 machines since July 7, 2004, the date of our acquisition.

Direct Operating Expenses

Direct operating expenses increased to $147.3 million in the six months ended June 30, 2005 from $43.3 million in the comparable prior year period. Direct operating expenses increased primarily due to (1) our acquisition of ACMI, (2) changes in the transaction fee arrangements we pay certain of our coin services retail partners and (3) increased expenses to develop and provide ongoing support to our retail partners as we make additional services available through our coin-counting machines. Direct operating expenses as a percentage of revenue increased to 68.4% in the six months ended June 30, 2005 from 47.7% in the same period of 2004 primarily due to the addition of our entertainment subsidiary which has higher direct operating expenses, mainly due to the plush toys and other items dispensed from our entertainment machines. We expect transportation expenses to continue increasing if the current trend of rising fuel costs continues, and labor costs may increase as we expand into less densely populated regions.

Sales and Marketing

Sales and marketing expenses decreased to $2.9 million in the six months ended June 30, 2005 from $4.7 million in the comparable prior year period. This year we have targeted our advertising and focused on regional promotions as new products are introduced in new and existing markets. Sales and marketing expenses as a percentage of revenue decreased to 1.4% in the six months ended June 30, 2005 from 5.2% in the comparable prior year period.

Research and Development

Research and development expenses decreased to $2.8 million in the six months ended June 30, 2005 from $3.0 million in the comparable prior year period. Research and development expenses represent expenditures to support research and development to design complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.3% for the six months ended June 30, 2005 from 3.3% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $17.3 million for the six month period ended June 30, 2005 from $10.0 million in the comparable prior year period. General and administrative expenses increased primarily due to the acquisition of ACMI, which resulted in additional expenses of $6.1 million. Excluding the impact from ACMI, our general and administrative expenses increased to support our ongoing business expansion and acquisition strategy. For example, we experienced increased registration, legal and software maintenance cost this year. General and administrative expenses as a percentage of revenue decreased to 8.0% in the six months ended June 30, 2005 from 10.9% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $21.8 million in the six months ended June 30, 2005 from $15.4 million in the comparable prior year period. Depreciation expense increased primarily due to our acquisition of ACMI which recognized depreciation expense of $8.5 million in the six months ended June 30, 2005. During the six months ended June 30, 2004, in addition to depreciation expense, there was other expense of $1.9 million related to the disposal of fixed assets which did not recur in 2005. Depreciation and other expense as a percentage of revenue decreased to 10.1% in the six months ended June 30, 2005 from 16.9% in the comparable prior year period.

Amortization of Intangible Assets

Amortization of intangible assets increased to $2.1 million in the six months ended June 30, 2005, from $0.1 million in the comparable 2004 period. Amortization expense of intangible assets increased due to our acquisitions, mainly ACMI; specifically the amortization of the value allocated to retailer relationships. Amortization expense as a percentage of revenue increased to 1.0% in the six months ended June 30, 2005, from 0.2% in the same period during 2004.

Other Income and Expense

Interest income and other, net, increased to $1.0 million in the six months ended June 30, 2005 from $0.1 million in the comparable prior year period. The increase in other income was due to a combination of factors including an increase in interest income earned on the proceeds received in connection with our secondary offering in December 2004, as well as miscellaneous income earned and recognized under equity method accounting by our e-payment subsidiary.

Interest expense increased to $6.0 million in the six months ended June 30, 2005 from $0.4 million in the comparable prior year period. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $206.8 million was outstanding at June 30, 2005. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt at the six months ended June 30, 2005 compared to 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had cash, cash equivalents and cash being processed totaling $162.7 million, which consisted of cash and cash equivalents available to fund our operations of $99.6 million and cash being processed of $63.1 million. Cash being processed represents cash residing in our machines, cash in transit or cash which is payable to our retail partners as service fees. Working capital was $112.0 million at June 30, 2005 compared with $105.0 million at December 31, 2004.

Net cash provided by operating activities was $35.8 million for the six months ended June 30, 2005, compared to net cash provided by operating activities of $27.9 million for the six months ended June 30, 2004. Cash provided by operating activities increased primarily as the result of an increase in net income of $0.8 million and by an increase in non-cash expenses on our income statement of $10.0 million offset by a net increase in cash used by changes in our operating assets and liabilities of $2.9 million. The cash used by operating assets and liabilities increased in 2005 by $2.9 million mainly from the timing of payments from customers and payments of accrued liabilities compared to the prior year.

Net cash used by investing activities for the six month period ended June 30, 2005 was $28.1 million compared to $21.7 million in the comparable prior year. Net cash used by investing activities consisted primarily of capital expenditures made in each of the six month periods ended June 30, 2005 and 2004, mainly for the purchase of coin and entertainment machines. Additionally we have paid $3.6 million in 2005 and $7.3 million in 2004 in connection with acquisitions and acquisition related costs. As of June 30, 2005, we had entered into certain purchase agreements with suppliers of our machines which require aggregate future purchases for coin and entertainment machines and components in the amount of $7.0 million.

Net cash used by financing activities for the six month period ended June 30, 2005 was $0.7 million. This amount represented cash used to make scheduled principal payments on our term loan and on capital lease payments of $1.8 million offset by proceeds from the exercise of stock options and employee stock purchases of $1.1 million. Net cash used by financing activities for the six months ended June 30, 2004 was $6.3 million. This amount represented cash used to make principal payments of $8.6 million on our term loan, offset by proceeds from the exercise of stock options and employee stock purchases of $2.4 million.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of our acquisition of ACMI. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of June 30, 2005, our original term loan balance of $250.0 million had been reduced to $206.8 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. Due to improved consolidated leverage ratios, as of February 28, 2005, the basis points added to either LIBOR or the base rate have been respectively reduced to 200 basis points and 100 basis points. At June 30, 2005, our interest rate on this facility was 5.13%. On July 7, 2005, due to increases in the LIBOR rate, our interest rate was adjusted to 5.55%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of June 30, 2005, we were in compliance with all covenants.

Quarterly principal payments on the term loan of $0.5 million terminate on March 31, 2011. The remaining principal balance of $194.8 million will be due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $50,800 at June 30, 2005.

As of June 30, 2005, we had eight irrevocable letters of credit that totaled $16.7 million. These letters of credit, which expire at various times through May 2006, are available to collateralize certain obligations to third parties. As of June 30, 2005, no amounts were outstanding under these letters of credit.

Under the terms of our credit agreement entered into on July 7, 2004, we are permitted and our Board has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. (This authorization is in addition to the 1,233,214 shares repurchased previous to July 7, 2004 for an aggregate of $22.8 million.) As of June 30, 2005, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $6.1 million bringing the total authorized for purchase under our credit agreement to $9.1 million. We have not made further share repurchases since entering into our new credit facility on July 7, 2004.

As of June 30, 2005, our net deferred income tax assets totaled $29.5 million. In the quarter ended June 30, 2005, we recorded $3.4 million in income tax expense, which, as a result of our federal and state NOL carryforwards, will not result in cash payments for income taxes other than those required by some foreign jurisdictions and states, and federal alternative minimum taxes.

Contractual Obligations and Commercial Commitments

The tables below summarize our contractual obligations and other commercial commitments as of June 30, 2005:

	Payments Due by Period
Contractual Obligations as of June 30, 2005	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$206,808	$2,089	$4,178	$4,178	$196,363
Capital lease obligations	3,558	1,520	1,777	261	—
Operating leases	20,104	7,258	9,165	2,636	1,045
Purchase obligations*	17,698	17,698	—	—	—

Total contractual cash obligations	$248,168	$28,565	$15,120	$7,075	$197,408

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of June 30, 2005	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Letters of credit	$16,669	$16,669	$—	$—	$—

Total commercial commitments	$16,669	$16,669	$—	$—	$—

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

Quarterly Financial Results

The following table sets forth selected unaudited quarterly financial information for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements as of December 31, 2004 and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the quarterly results for the periods. The operating results for any quarter are not necessarily indicative of the results for future periods. Certain reclassifications have been made to the prior period amounts to conform with the current period presentation.

	Three Month Periods Ended
	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003	Sept. 30, 2003
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$109,840	$105,585	$109,793	$106,430	$47,825	$43,052	$46,366	$48,671
Expenses:
Direct operating	74,389	72,880	73,678	69,937	23,093	20,218	20,904	20,870
Sales and marketing	1,975	957	4,567	3,642	3,666	1,050	5,262	3,440
Research and development	1,516	1,309	1,058	1,410	1,556	1,441	1,389	1,566
General and administrative	8,687	8,592	9,423	8,098	4,890	5,064	4,376	4,783
Depreciation and other	10,958	10,806	10,116	9,821	7,450	7,915	7,245	6,764
Amortization of intangible assets	1,104	1,031	993	884	84	53	37	38

Income from operations	11,211	10,010	9,958	12,638	7,086	7,311	7,153	11,210
Interest income and other, net	532	488	201	190	61	69	41	38
Interest expense and early retirement of debt	(3,100)	(2,850)	(3,812)	(2,793)	(126)	(246)	(216)	(300)

Income before income taxes	8,643	7,648	6,347	10,035	7,021	7,134	6,978	10,948
Income taxes	(3,378)	(2,980)	(1,796)	(3,386)	(2,470)	(2,517)	(2,548)	(4,014)

Net income	$5,265	$4,668	$4,551	$6,649	$4,551	$4,617	$4,430	$6,934

Net income per share:
Basic	$0.21	$0.18	$0.20	$0.31	$0.21	$0.22	$0.21	$0.32
Diluted	$0.21	$0.18	$0.20	$0.30	$0.21	$0.21	$0.21	$0.32

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

On July 7, 2004, we acquired ACMI for $235.0 million in cash. To finance the acquisition, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since this acquisition, we have repaid $43.2 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. We may be unable to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit agreement. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

We have limited experience in operating ACMI’s entertainment services business. If this business does not meet our performance expectations, our business and financial condition could be materially and adversely affected.

We completed our acquisition of ACMI on July 7, 2004, and have included its operations in our financial results since that date. As a result of ACMI’s higher operating expenses, as well as the impact from acquisition-related charges, including the amortization of intangibles and financing fees, our blended operating margin was 9.8% in the six months ended June 30, 2005, compared to 15.8% in the first six months of 2004, which was prior to the ACMI acquisition. We expect our future operating margins to fluctuate on a quarterly and annual basis as a function of our coin-counting, e-payment and entertainment services revenues. In addition, as a result of the ACMI acquisition, we are now required to maintain inventory of consumer products to support our skill-crane and bulk vending machine businesses. As of June 30, 2005, we carried $27.2 million of inventory on our balance sheet, approximately 75% of which is attributable to the entertainment business. While we will regularly evaluate the carrying value of this inventory and establish reserves for obsolete inventory, our experience in evaluating this inventory is limited. If we determine that the value of our inventory has become impaired, we may be required to take substantial write-downs, which would be charged to direct operating expenses. Because we have limited experience in operating our entertainment services business, there may be other expenses or liabilities associated with this business that we are not aware of, or we may not be able to achieve the operating results for the entertainment services business in line with ACMI’s historical results or our expectations. For any of the foregoing reasons, we may not achieve the strategic and financial objectives of the ACMI acquisition, and our failure to do so could materially and adversely affect our businesses, operating results and financial condition.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain relationships with our existing retail partners in locations where we can operate profitably. For example, since our acquisition of our entertainment services subsidiary, Wal-Mart, Inc. and the Kroger Company account for approximately 28.0% and 10.6% of our consolidated revenue, respectively. If we are unable to persuade existing retail partners that our coin and entertainment services provide direct and indirect benefits that are superior to or competitive with other systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships. We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. However, there are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time, for any reason. Cancellation of this contract would seriously harm our entertainment services business and reputation. More generally, if we are unable to maintain or renew such contracts with our other existing retail partners, our business, financial condition and results of operations could be significantly impaired. For example, a contract with one of our brokers recently expired. We are currently still providing machines in accordance with the contract and have not yet agreed upon a deinstallation schedule. Although the contract expiration is expected to result in the loss of certain relationships, we do not believe that any such loss will have a material adverse effect on our financial results.

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

In order to continue our coin-counting and entertainment services machine installation growth, we will need to attract new retail partners and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. We may be unable to attract new retail partners or drive down costs relating to the manufacture, installation or servicing of coin-counting or entertainment services machines to levels that would enable us to operate profitably in lower density markets. If we are unable to do so, our future operating results could be adversely affected.

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

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have 59 United States and international patents relevant to aspects of self-service coin-counting, including: machine networking, fraud avoidance and voucher authentication, among others. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

In addition, acquisitions we make may have adverse accounting consequences or may result in highly restrictive debt covenants. For example, in connection with our acquisition of our entertainment business, we recorded approximately $34.4 million of identifiable intangible assets, which will result in annual amortization expense of approximately $3.4 million over the next 10 years. In addition, we also recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results. Finally, to finance our acquisition of the entertainment business, we entered into a senior secured credit facility that places substantial restrictions on our business operations. Any further acquisitions we may make may involve additional accounting charges or operational restrictions that may impact our future operating results.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate our entertainment business into our operations. Our operating results have a history of fluctuating and may fluctuate in the future. Our future operating results also may fluctuate based upon many other factors, including:

•	the transaction fee we charge consumers to use our service,

•	the amount of service fees that we pay to our retail partners,

•	our ability to establish or maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting and entertainment services equipment,

•	fluctuations in product cost and of operations caused by various factors including rising petroleum costs, labor costs and transportation costs.

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting network,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of goodwill related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $16.95 to $27.85 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at July 7, 2005, which is 5.55%. This rate is based on LIBOR plus a margin of 2.0%.

The table below presents principal amounts, at book value, by year of maturity and our current interest rates.

Liabilities	Expected Maturity Date						June 30, 2005		Current interest rate*
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$1,044	$2,089	$2,089	$2,089	$2,089	$197,408	$206,808	$206,808	5.55%

*	Our current interest rate approximates our average interest rate. In an environment of rising interest rates, we believe our current interest rate indicates our expected future interest rates better than our historical average interest rates.

We have variable-rate debt that, at June 30, 2005, had an outstanding balance of $206.8 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations as of June 30, 2005, an increase of 1.0% in interest rates over the next four years would increase our annualized interest expense and related cash payments by approximately $2.1 million; a decrease of 1.0% in interest rates over the next four years would decrease our annualized interest expense and related cash payments by approximately $2.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

As discussed above, on September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and LIBOR floors that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective years in the three-year period. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the second quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 9, 2005, the following actions were taken:

1.	Election of Directors

	For	Withheld
Deborah L. Bevier	21,639,515	2,006,447
David M. Eskenazy	21,473,390	2,172,572
Robert D. Sznewajs	21,638,928	2,007,034

2.	To approve amendments to the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan to increase the total number of shares available for issuance by 1,000,000 shares and to increase the limit on the number of shares that can be issued as stock awards.

For	Against	Abstain	Broker Non-Votes
13,751,777	5,211,618	12,829	4,669,738

3.	To ratify the appointment of KPMG LLP as independent registered public accounting firm of Coinstar for the fiscal year ending December 31, 2005.

For	Against	Abstain
23,481,864	160,574	3,524

Item 6.	Exhibits

(a)	Exhibits:

Exhibit Number	Description of Document
10.1	Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix B of the definitive proxy statement filed by Coinstar on April 28, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
July 29, 2005