Form 10-Q
period 2005-09-30
COINSTAR INC
filed 2005-10-28
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2005
Common Stock, $0.001 par value	25,593,923

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,250	$94,640
Cash being processed	57,058	62,147
Trade accounts receivable, net of allowance for doubtful accounts of $503 and $481 at September 30, 2005 and December 31, 2004, respectively	7,644	5,283
Inventory	29,034	25,877
Deferred income taxes	19,687	18,833
Prepaid expenses and other current assets	11,690	11,626

Total current assets	224,363	218,406
PROPERTY AND EQUIPMENT, NET	139,341	131,267
DEFERRED INCOME TAXES	5,902	15,880
OTHER ASSETS	6,978	6,200
INTANGIBLE ASSETS, net of accumulated amortization of $5,427 and $2,152 at September 30, 2005 and December 31, 2004, respectively	36,127	35,033
GOODWILL	152,346	140,348

TOTAL ASSETS	$565,057	$547,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$26,819	$23,661
Accrued liabilities payable to retailers	58,815	63,504
Other accrued liabilities	22,838	22,904
Current portion of long-term debt and capital lease obligations	3,441	3,350

Total current liabilities	111,913	113,419
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	206,171	207,569

Total liabilities	318,084	320,988
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2005 or 2004	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 26,804,213 and 26,460,701 shares issued and 25,570,999 and 25,227,487 shares outstanding at September 30, 2005 and December 31, 2004, respectively	287,108	282,046
Accumulated deficit	(18,677)	(35,430)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,325	2,313

Total stockholders’ equity	246,973	226,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,057	$547,134

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
REVENUE	$334,132	$197,307	$118,707	$106,430
EXPENSES:
Direct operating	225,291	113,248	78,022	69,937
Sales and marketing	5,717	8,358	2,785	3,642
Research and development	4,270	4,407	1,445	1,410
General and administrative	26,825	18,052	9,546	8,098
Depreciation and other	33,460	25,186	11,696	9,821
Amortization of intangible assets	3,275	1,021	1,140	884

Income from operations	35,294	27,035	14,073	12,638
OTHER INCOME (EXPENSE):
Interest income and other, net	1,492	320	472	190
Interest expense	(9,303)	(3,165)	(3,353)	(2,793)

Income before income taxes	27,483	24,190	11,192	10,035
Income taxes	(10,730)	(8,373)	(4,372)	(3,386)

NET INCOME	$16,753	$15,817	$6,820	$6,649

NET INCOME PER SHARE:
Basic	$0.66	$0.74	$0.27	$0.31
Diluted	$0.65	$0.73	$0.27	$0.30
WEIGHTED SHARES OUTSTANDING:
Basic	25,372	21,381	25,491	21,491
Diluted	25,637	21,650	25,685	21,818

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Month Period Ended September 30, 2005

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, January 1, 2005	25,227,487	$282,046	$(35,430)	$(22,783)	$2,313	$226,146
Proceeds from issuance of shares under employee stock purchase plan	82,454	989				989
Proceeds from exercise of stock options, net	158,787	2,101				2,101
Stock-based compensation expense, net of unearned compensation of $1,019	49,630	242				242
Tax benefit on options and employee stock purchase plan		547				547
Common stock issued in conjunction with acquisition, net of issue costs of $50	52,641	1,183				1,183
Comprehensive income:
Net income			16,753			16,753	$16,753
Other comprehensive income :
Short term investments, net of tax benefit of $3					(5)	(5)	(5)
Foreign currency translation adjustments, net of tax benefit of $647					(1,046)	(1,046)	(1,046)
Interest rate hedge on long-term debt, net of tax expense of $41					63	63	63

Total comprehensive income							$15,765

BALANCE, September 30, 2005	25,570,999	$287,108	$(18,677)	$(22,783)	$1,325	$246,973

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Periods Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$16,753	$15,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and other	33,460	25,186
Amortization of intangible assets	3,275	1,021
Amortization of deferred financing fees	582	238
Non-cash stock-based compensation	242	29
Deferred income taxes	9,620	7,829
Other	(456)	(119)
Cash provided (used) by changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(1,651)	(38)
Inventory	(783)	(1,100)
Prepaid expenses and other current assets	(160)	(4,407)
Other assets	51	(382)
Accounts payable	(168)	(3,774)
Accrued liabilities payable to retailers	(4,252)	(11,564)
Accrued liabilities	(277)	2,952

Net cash provided by operating activities	56,236	31,688
INVESTING ACTIVITIES:
(Purchase of) proceeds from available-for-sale securities	(2,000)	25
Purchase of property and equipment	(34,327)	(30,944)
Proceeds from sale of fixed assets	110	117
Acquisitions, net of cash acquired of $758 and $1,087 in 2005 and 2004, respectively	(18,586)	(4,897)
Acquisition of ACMI, net of cash acquired of $11,505	—	(227,639)
Issuance of note receivable	(1,500)	—
Return of equity investment in investee	628	—

Net cash used by investing activities	(55,675)	(263,338)
FINANCING ACTIVITIES:
Financing costs associated with long-term credit facility	—	(5,309)
Principal payments on long-term debt and capital lease obligations	(2,750)	(17,298)
Borrowings under long-term debt	—	250,000
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	3,090	3,844

Net cash provided by financing activities	340	231,237
Effect of exchange rate changes on cash	(1,380)	117

NET DECREASE IN CASH, CASH EQUIVALENTS AND CASH BEING PROCESSED	(479)	(296)
CASH AND CASH EQUIVALENTS AND CASH BEING PROCESSED:
Beginning of period	156,787	99,664

End of period	$156,308	$99,368

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,512	$922
Cash paid during the period for taxes	1,074	544
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$1,710	$2,464
Common stock issued in conjunction with acquisition, net of issue costs of $50 in 2005	1,183	—
Issuance of warrants for acquisition	—	595
Accrued acquisition costs	—	264

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended September 30, 2005 and 2004

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Coinstar, Inc. is a multi-national company offering a range of services consisting of coin counting, entertainment and electronic payment (“e-payment”) services. Our network of automated, self-service coin-counting machines provides consumers with a convenient and innovative means to convert loose coins into cash. As a result of our July 2004 acquisition of ACMI Holdings, Inc. and its subsidiary, American Coin Merchandising, Inc., (collectively referred to as “ACMI”), we offer various entertainment services to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. These entertainment services include skill-crane machines, bulk vending, kiddie rides and video games. In addition, we offer various e-payment services through point-of-sale, coin-counting kiosks with e-payment capabilities and non-coin-counting kiosks in drugstores, universities, shopping malls and convenience stores. As of September 30, 2005, we had a total of approximately 12,400 coin-counting machines installed, approximately 183,000 entertainment services machines installed and over 17,500 locations where our point-of-sale and non-coin-counting kiosks were installed. Coinstar was incorporated as a Delaware company in 1993.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants. During the allocation period, certain purchase accounting adjustments related to the ACMI acquisition were made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations. These adjustments related to refinement of income tax and other liability estimates made during the purchase and increased goodwill by approximately $2.0 million. We have completed the allocation phase of this acquisition.

We have estimated the value of our entertainment services coin-in-machine which was approximately $4.8 million and $4.4 million at September 30, 2005 and December 31, 2004, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

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

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
	(in thousands except per share data)
Net income as reported:	$16,753	$15,817	$6,820	$6,649
Total stock-based employee compensation included in the determination of net income as reported, net of $94 and $24 tax effect for the nine months ended September 30, 2005 and 2004, respectively. Compensation amounts are net of $33 and $6 tax effect for the three months ended September 30, 2005 and 2004, respectively.	147	38	51	11
Total stock-based employee compensation determined under fair value method for all awards, net of $1,569 and $1,843 tax effect for the nine months ended September 30, 2005 and 2004, respectively. Fair value compensation amounts are net of $482 and $620 tax effect for the three months ended September 30, 2005 and 2004, respectively.	(3,711)	(3,805)	(1,189)	(1,275)

Pro forma net income:	$13,189	$12,050	$5,682	$5,385

Net income per share:
Basic:
As reported	$0.66	$0.74	$0.27	$0.31
Pro forma	0.52	0.56	0.22	0.25
Diluted:
As reported	$0.65	$0.73	$0.27	$0.30
Pro forma	0.52	0.56	0.22	0.25

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and our experience.

Recent accounting pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R will require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123R will be effective for us as of January 1, 2006. We are in process of evaluating the impact of adopting SFAS 123R and determining the impact on our results of operations, financial position and cash flows.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	September 30, 2005	December 31, 2004
	(in thousands)
Coin, entertainment and e-payment machines	$290,314	$261,908
Computers	6,549	9,931
Office furniture and equipment	4,761	4,415
Leased vehicles	6,085	5,569
Leasehold improvements	1,436	737

	309,145	282,560
Accumulated depreciation and amortization	(169,804)	(151,293)

	$139,341	$131,267

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net income	$16,753	$15,817	$6,820	$6,649
Other comprehensive income (loss)	(988)	83	(165)	13

Total comprehensive income	$15,765	$15,900	$6,655	$6,662

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Numerator:
Net income	$16,753	$15,817	$6,820	$6,649

Denominator:
Weighted average shares for basic calculation	25,372	21,381	25,491	21,491
Incremental shares from employee stock options and awards	265	269	194	327

Weighted average shares for diluted calculation	25,637	21,650	25,685	21,818

For the nine month periods ended September 30, 2005 and 2004, options and unvested restricted stock awards to acquire 1.2 million and 1.6 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive. For the three month periods ended September 30, 2005 and 2004, 1.6 million and 1.2 million shares were excluded, respectively.

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

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
North American business	$318,492	$184,818	$112,871	$101,575
International business	15,640	12,489	5,836	4,855

Total revenue	$334,132	$197,307	$118,707	$106,430

Net income:
North American business	$14,559	$13,301	$6,346	$5,372
International business	2,194	2,516	474	1,277

Total net income	$16,753	$15,817	$6,820	$6,649

	September 30, 2005	Dec. 31, 2004
	(in thousands)
Total assets:
North American business	$553,092	$535,864
International business	25,500	25,886
Intercompany eliminations	(13,535)	(14,616)

Total assets	$565,057	$547,134

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenue:
Coin-counting and e-payment services	$161,947	$143,613	$58,834	$52,736
Entertainment services	172,185	53,694	59,873	53,694

Total revenue	$334,132	$197,307	$118,707	$106,430

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
Wal-Mart, Inc.	27.5%	16.4%	26.6%	26.3%
The Kroger Company	10.6%	17.0%	10.7%	11.3%
Albertson’s, Inc.	7.5%	10.3%	7.6%	7.7%

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

Approximately $1.5 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the sale of prepaid air time.

NOTE 7: SUBSEQUENT EVENTS

On October 18, 2005, we announced that we signed a definitive agreement to purchase substantially all of the assets and assumed certain operating liabilities, excluding existing debt, of The Amusement Factory L.L.C. (“Amusement Factory”) for approximately $36.0 million in shares of Coinstar common stock, subject to a final working capital adjustment at closing.

Amusement Factory is the second largest operator of entertainment services in the United States with a complete line of amusement vending services for the retailers including skill-crane machines, bulk vending, kiddie rides and video games in over 14,000 locations. Amusement Factory distributes its equipment to mass merchants, supermarkets, restaurants, entertainment centers, dollar stores and other distribution channels. We are acquiring Amusement Factory in order to strengthen our market position, expand the scope of our retail relationships and enhance operational efficiencies in our entertainment services line of business.

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

We launched our business in North America with the installation of the first Coinstar coin-counting machine in the early 1990s, and in 2001 we began our commercial rollout of coin-counting services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 245 billion coins worth more than $12.5 billion in more than 355 million self-service coin-counting transactions. We now own and operate approximately 12,400 coin-counting machines in the United States, Canada and United Kingdom and approximately 183,000 entertainment services machines, which include skill-cranes, bulk vending heads, kiddie rides and video games, in the United States and Mexico. We also utilize point-of-sale terminals in more than 17,500 locations and own and operate approximately 360 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 5,000 of our 12,400 coin-counting machines are e-payment enabled.

Recent Events

On October 18, 2005, we announced that we signed a definitive agreement to purchase substantially all of the assets and assumed certain operating liabilities, excluding existing debt, of The Amusement Factory L.L.C. (“Amusement Factory”) for approximately $36.0 million in shares of Coinstar common stock, subject to a final working capital adjustment at closing.

Amusement Factory is the second largest operator of entertainment services in the United States with a complete line of amusement vending services for the retailers including skill-crane machines, bulk vending, kiddie rides and video games in over

14,000 locations. Amusement Factory distributes its equipment to mass merchants, supermarkets, restaurants, entertainment centers, dollar stores and other distribution channels. We are acquiring Amusement Factory in order to strengthen our market position, expand the scope of our retail relationships and enhance operational efficiencies in our entertainment services line of business.

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

Our entertainment services machines consist primarily of skill-crane machines, bulk vending, kiddie rides and video games, which are installed in more than 19,000 retail locations, totaling approximately 183,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize appealing displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Denny’s Corporation.

Since we pay our retail partners a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retail partners. In addition, our entertainment services machines add an element of entertainment for consumers. We own and service all of our entertainment machines, providing a convenient service to retailers.

E-payment services

We estimate that the e-payment services market is over $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts and stored value cards, reloading prepaid Visa and MasterCard cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our leading e-payment services partners include the Albertson’s, Inc. supermarket chain and the Walgreens Co. and CVS Corporation drug stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. As part of our strategy to increase and augment our e-payment services business, we have acquired several regional e-payment businesses.

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

Our sales and marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch new services or existing services in regional markets.

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance and human resources in addition to occupancy, legal and insurance expenses.

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting, entertainment and e-payment services machines and, to a lesser extent, depreciation on computer equipment, leasehold improvements and leased automobiles.

Our amortization expense consists of amortization of intangible assets including retailer relationships that we valued when we acquired our various subsidiaries.

We expect to continue devoting significant resources to building our sales and marketing organization, adding administrative personnel and developing the systems and infrastructure necessary to support our machines. We will continue evaluating new marketing and promotional programs to increase consumer utilization of our services. We also intend to continue to enhance our information technology systems and engage in research and development to improve and expand our products and services.

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

Results of Operations

We acquired ACMI on July 7, 2004 and consequently, ACMI’s 2004 third quarter and nine month financial results only include 86 days in our consolidated financial results for the three and nine months ended September 30, 2004.

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2005	2004	2005	2004
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	67.4	57.4	65.7	65.7
Sales and marketing	1.7	4.2	2.3	3.4
Research and development	1.3	2.2	1.2	1.3
General and administrative	8.0	9.2	8.0	7.6
Depreciation and other	10.0	12.8	9.9	9.2
Amortization of intangibles	1.0	0.5	1.0	0.9

Income from operations	10.6%	13.7%	11.9%	11.9%

Three Month Periods Ended September 30, 2005 and 2004

Revenue

Revenue increased to $118.7 million in the three months ended September 30, 2005 from $106.4 million for the comparable 2004 period. Our revenue grew as a result of increased usage of our entertainment, coin and e-payment services.

Revenue for our coin and e-payment services increased from $52.7 million to $58.8 million, or 11.6% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $635 million during the three months ended September 30, 2005 from approximately $592 million for the comparable 2004 period. The installed base of coin-counting machines increased to approximately 12,400 as of September 30, 2005 from approximately 11,700 machines as of September 30, 2004.

Entertainment services revenue during the three months ended September 30, 2005 was $59.9 million. Entertainment services revenue during the period July 7, 2004 (acquisition date) through September 30, 2004 was $53.7 million. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 70% of our entertainment revenue, and bulk vending equipment installed in retail locations. Total entertainment services machines installed at September 30, 2005 was approximately 183,000 machines, an increase of over 15,000 machines as of September 30, 2004.

Direct Operating Expenses

Direct operating expenses increased to $78.0 million in the three months ended September 30, 2005 from $69.9 million in the comparable prior year period. Direct operating expenses increased primarily due to increased revenue volumes which lead to incremental direct operating cost increases. Petroleum prices remain high and continue to affect our transportation cost and the cost of vending goods that contain petroleum based materials. Direct operating expenses as a percentage of revenue remained the same at 65.7% in the three months ended September 30, 2005 and 2004.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $2.8 million in the quarter ended September 30, 2005 from $3.6 million in the comparable prior year quarter. This year we have targeted our advertising and focused on regional promotions as new products are introduced in new and existing markets. Since revenues increased and our marketing expenditures were significantly lower than the third quarter of 2004, sales and marketing as a percentage of revenue decreased to 2.3% in the three months ended September 30, 2005 from 3.4% in the comparable prior year quarter.

Research and Development

Research and development expenses remained consistent at $1.4 million in the quarters ended September 30, 2005 and 2004. Research and development expenses represent expenditures to support the design of complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. Since revenues increased while our research and development expenditures remained about the same, research and development expenses as a percentage of revenue decreased to 1.2% in the three months ended September 30, 2005 compared to 1.3% in the same period of 2004.

General and Administrative

General and administrative expenses increased to $9.5 million for the three month period ended September 30, 2005 from $8.1 million in the comparable prior year quarter. General and administrative expenses increased to support our ongoing business expansion and acquisition strategy. For example, we experienced increased registration, legal and software maintenance costs. General and administrative expenses as a percentage of revenue increased to 8.0% in the quarter ended September 30, 2005 from 7.6% in the comparable prior year quarter.

Depreciation and Other

Depreciation and other expense increased to $11.7 million in the quarter ended September 30, 2005 from $9.8 million in the comparable prior year quarter. Depreciation and other expense increased due to the increased number of installed machines. Depreciation and other expense as a percentage of revenue increased to 9.9% in the three months ended September 30, 2005 from 9.2% in the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased to $1.1 million in the quarter ended September 30, 2005, from $0.9 million in the comparable prior year quarter. Amortization expense of intangible assets increased from acquisition of entertainment and e-payment businesses; mainly due to retailer relationships that our acquired subsidiaries had established. Amortization of intangible assets as a percentage of revenue increased slightly to 1.0% in the three months ended September 30, 2005 from 0.9% in the same period during 2004.

Other Income and Expense

Interest income and other, net, increased to $472,000 in the three months ended September 30, 2005 from $190,000 in the comparable prior year period. The increase in other income was due to a combination of factors, including an increase in interest income earned on the proceeds received in connection with our secondary offering in December 2004, as well as miscellaneous income earned and recognized under equity method accounting by our e-payment subsidiary.

Interest expense increased to $3.4 million in the three months ended September 30, 2005 from $2.8 million in the comparable prior year period. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $206.3 million was outstanding at September 30, 2005 and $249.4 million was outstanding at September 30, 2004. The increase in interest expense was attributed to rising interest rates between the quarters ended September 30, 2005 and 2004.

Nine Month Periods Ended September 30, 2005 and 2004

Revenue

Revenue increased to $334.1 million in the nine months ended September 30, 2005 from $197.3 million for the comparable prior year period. Our revenue grew as a result of two primary factors: the inclusion of our subsidiary, ACMI, and an increase in coin-counting activity.

Revenue for our coin and e-payment services increased from $143.6 million to $161.9 million, or 12.7% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $1.7 billion during the nine months ended September 30, 2005 from approximately $1.6 billion for the comparable 2004 period. The installed base of coin-counting machines increased to approximately 12,400 as of September 30, 2005 from approximately 11,700 machines as of September 30, 2004.

Entertainment services revenue during the nine months ended September 30, 2005 was $172.2 million. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 70% of our entertainment revenue, and bulk vending equipment installed in retail locations. Total entertainment services machines installed at September 30, 2005 was approximately 183,000 machines, an increase of over 15,000 machines as of September 30, 2004.

Entertainment services revenue during the period July 7, 2004 (acquisition date) through September 30, 2004 was $53.7 million. Entertainment services revenue is derived primarily from skill-crane machines and bulk vending equipment installed in retail locations. Total entertainment services equipment installed at September 30, 2004 was approximately 167,700 machines.

Direct Operating Expenses

Direct operating expenses increased to $225.3 million in the nine months ended September 30, 2005 from $113.2 million in the comparable prior year period. Direct operating expenses increased primarily due to our mid-year acquisition of ACMI on July 7, 2004. Excluding the impact from including ACMI expenses for a full nine months during 2005, we also experienced increased direct operating costs from high petroleum prices. Petroleum prices remain high and continue to affect our transportation cost and the cost of vending goods that contain petroleum based materials. Direct operating expenses as a percentage of revenue increased to 67.4% in the nine months ended September 30, 2005 from 57.4% in the same period of 2004 primarily due to the addition of our entertainment subsidiaries which have higher direct operating expenses, mainly due to the plush toys and other items dispensed from our entertainment machines.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $5.7 million in the nine months ended September 30, 2005 from $8.4 million in the comparable prior year period. This year we have targeted our advertising and focused on regional promotions as new products are introduced in new and existing markets. Since revenues increased while our marketing expenditures decreased, sales and marketing as a percentage of revenue decreased to 1.7% in the nine months ended September 30, 2005 from 4.2% in the comparable prior year period.

Research and Development

Research and development expenses decreased to $4.3 million in the nine months ended September 30, 2005 from $4.4 million in the comparable prior year period. Research and development expenses represent expenditures to support the design of complementary new product ideas and continue our ongoing efforts to enhance our existing coin-counting system. Since revenues increased and our research and development expenditures decreased on a year to date basis, research and development expenses as a percentage of revenue decreased to 1.3% for the nine months ended September 30, 2005 from 2.2% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $26.8 million for the nine month period ended September 30, 2005 from $18.1 million in the comparable prior year period. General and administrative expenses increased primarily due to the inclusion of ACMI for nine full months in 2005. Excluding the impact from including ACMI expenses, our general and administrative expenses increased to support our ongoing business and acquisition strategy. For example, we experienced increased registration, legal and software maintenance costs this year. General and administrative expenses as a percentage of revenue decreased to 8.0% in the nine months ended September 30, 2005 from 9.2% in the comparable prior year period.

Depreciation and Other

Depreciation and other expense increased to $33.5 million in the nine months ended September 30, 2005 from $25.2 million in the comparable prior year period. Depreciation expense increased due to the inclusion of ACMI for a full nine months during 2005. Depreciation and other expense as a percentage of revenue decreased to 10.0% in the nine months ended September 30, 2005 from 12.8% in the same period in the prior year.

Amortization of Intangible Assets

Amortization of intangible assets increased to $3.3 million in the nine months ended September 30, 2005, from $1.0 million in the comparable period ended 2004. Amortization expense of intangible assets increased due to our acquisitions, mainly ACMI; specifically the amortization of the value allocated to retailer relationships. Amortization as a percentage of revenue increased to 1.0% in the nine months ended September 30, 2005, from 0.5% in the same period during 2004.

Other Income and Expense

Interest income and other, net, increased to $1.5 million in the nine months ended September 30, 2005 from $320,000 in the comparable prior year period. The increase in other income was due to a combination of factors including an increase in interest income earned on the proceeds received in connection with our secondary offering in December 2004, as well as miscellaneous income earned and recognized under equity method accounting by our e-payment subsidiary.

Interest expense increased to $9.3 million in the nine months ended September 30, 2005 from $3.2 million in the comparable prior year period. With our acquisition of ACMI on July 7, 2004, we entered into a $310.0 million credit facility of which $206.3 million was outstanding at September 30, 2005. As a result, the increase in interest expense was attributed to a significantly larger amount of outstanding debt during the nine months ended September 30, 2005 compared to 2004, as well as rising interest rates over the last year.

Liquidity and Capital Resources

As of September 30, 2005, we had cash, cash equivalents and cash being processed totaling $156.3 million, which consisted of cash and cash equivalents available to fund our operations of $99.2 million and cash being processed of $57.1 million. Cash being processed represents cash residing in our installed equipment, cash in transit and cash which is payable to our retail partners as service fees. Working capital was $112.5 million at September 30, 2005 compared with $105.0 million at December 31, 2004. The increase in working capital was mostly due to a $3.2 million increase of inventory and a $2.4 million increase of net trade receivables from our acquisitions of entertainment and e-payment companies.

Net cash provided by operating activities was $56.2 million for the nine months ended September 30, 2005, compared to net cash provided by operating activities of $31.7 million for the nine months ended September 30, 2004. Cash provided by operating activities increased primarily as the result of a year over year net increase of $0.9 million of net income and $12.5 million of non-cash expenses on our income statement, and a reduction from cash used by changes of our operating assets and liabilities of $11.1 million (mainly from the amounts and timing of payments to customers compared to the prior year).

Net cash used by investing activities for the nine month period ended September 30, 2005 was $55.7 million compared to $263.3 million in the comparable prior year period. Net cash used by investing activities as of September 30, 2005 primarily consisted of $34.3 million used for capital expenditures, $18.6 million used to acquire entertainment and e-payment businesses and we purchased $2.0 million of available-for-sale securities. Net cash used by investing activities consisted of $232.5 million in 2004 in connection with acquisitions and acquisition related costs, of which $4.9 million relates to the acquisition of CellCards and $227.6 million relates to the acquisition of ACMI. Additionally we made capital expenditures of $30.9 million during 2004, mainly for the purchase of coin-counting, entertainment services and vending machines.

Net cash provided by financing activities for the nine month period ended September 30, 2005 was $340,000. This amount represented cash provided by proceeds from the exercise of stock options and employee stock purchases of $3.1 million, offset by principal payments on long-term debt of $2.8 million. Net cash provided by financing activities for the nine months ended September 30, 2004 was $231.2 million. This amount represented cash received by drawing $250.0 million of term debt from our credit facility and proceeds from the exercise of stock options and employee stock purchases of $3.8 million, offset by principal payments on long-term debt of $17.3 million and $5.3 million of financing costs associated with the long-term credit agreement.

On July 7, 2004, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. to provide for the financing of our acquisition of ACMI. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of September 30, 2005, our original term loan balance of $250.0 million had been reduced to $206.3 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Initially, interest rates payable upon advances were based upon either an initial rate of LIBOR plus 225 basis points or the base rate plus 125 basis points. Due to improved consolidated leverage ratios, as of February 28, 2005, the basis points added to either LIBOR or the base rate have been respectively reduced to 200 basis points and 100 basis points. At September 30, 2005, our interest rate on this facility was 5.55%. On October 7, 2005, due to increases in the LIBOR rate, our interest rate was adjusted to 6.1%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of September 30, 2005, we were in compliance with all covenants.

Quarterly principal payments on the term loan of $0.5 million terminate on March 31, 2011. The remaining principal balance of $194.8 million will be due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $217,400 at September 30, 2005.

On August 5, 2005, we entered into a credit agreement to provide Video Vending New York, Inc. (d.b.a. “DVDXpress”) with a $4.5 million credit facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will bear interest at an annual rate equal LIBOR plus three percent. As of September 30, 2005, DVDXpress has drawn down $1.5 million on this credit facility.

As of September 30, 2005, we had eight irrevocable standby letters of credit that totaled $17.3 million. These standby letters of credit, which expire at various times through May 31, 2006 are available to collateralize certain obligations to third parties. As of September 30, 2005, no amounts were outstanding under these standby letters of credit.

Under the terms of our credit agreement entered into on July 7, 2004, we are permitted and our Board has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. As of September 30, 2005, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $8.1 million bringing the total authorized for purchase under our credit agreement to $11.1 million.

As of September 30, 2005, our net deferred income tax assets totaled $25.6 million. In the quarter ended September 30, 2005, we recorded $4.4 million in income tax expense, which, as a result of our U.S. NOL carryforwards, will not result in cash payments for U.S. federal income taxes other than federal alternative minimum taxes.

The tables below summarize our contractual obligations and other commercial commitments as of September 30, 2005:

Contractual Obligations and Commercial Commitments

	Payments Due by Period
Contractual Obligations as of September 30, 2005	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Long-term debt	$206,286	$2,089	$4,178	$4,178	$195,841
Capital lease obligations	3,765	1,580	1,905	280	—
Operating leases	23,992	9,133	11,104	2,797	958
Purchase obligations*	15,663	15,663	—	—	—

Total contractual cash obligations	$249,706	$28,465	$17,187	$7,255	$196,799

*	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2005	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	(in thousands)
Standby letters of credit	$17,259	$17,259	$—	$—	$—

Total commercial commitments	$17,259	$17,259	$—	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if unit coin volumes generated or entertainment services plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by or generated by our entertainment and e-payment subsidiaries, our consumer usage, the timing and number of installations, the number of available installable units held, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and potential future acquisitions.

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

	Three Month Periods Ended
	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$118,707	$109,840	$105,585	$109,793	$106,430	$47,825	$43,052	$46,366
Expenses:
Direct operating	78,022	74,389	72,880	73,678	69,937	23,093	20,218	20,904
Sales and marketing	2,785	1,975	957	4,567	3,642	3,666	1,050	5,262
Research and development	1,445	1,516	1,309	1,058	1,410	1,556	1,441	1,389
General and administrative	9,546	8,687	8,592	9,423	8,098	4,890	5,064	4,376
Depreciation and other	11,696	10,958	10,806	10,116	9,821	7,450	7,915	7,245
Amortization of intangible assets	1,140	1,104	1,031	993	884	84	53	37

Income from operations	14,073	11,211	10,010	9,958	12,638	7,086	7,311	7,153
Interest income and other, net	472	532	488	201	190	61	69	41
Interest expense and early retirement of debt	(3,353)	(3,100)	(2,850)	(3,812)	(2,793)	(126)	(246)	(216)

Income before income taxes	11,192	8,643	7,648	6,347	10,035	7,021	7,134	6,978
Income taxes	(4,372)	(3,378)	(2,980)	(1,796)	(3,386)	(2,470)	(2,517)	(2,548)

Net income	$6,820	$5,265	$4,668	$4,551	$6,649	$4,551	$4,617	$4,430

Net income per share:
Basic	$0.27	$0.21	$0.18	$0.20	$0.31	$0.21	$0.22	$0.21
Diluted	$0.27	$0.21	$0.18	$0.20	$0.30	$0.21	$0.21	$0.21

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

On July 7, 2004, we acquired ACMI for $235.0 million in cash. To finance the acquisition, we entered into a senior secured credit facility funded by a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers Inc. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since this acquisition, we have repaid $43.7 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. We may be unable to increase our revenue and leverage the acquisition of ACMI to achieve sufficient cash flow to meet our debt service obligations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility and restrict our ability to pursue growth opportunities. The credit agreement contains negative covenants and restrictions on actions by us including, without limitation, restrictions on certain common stock repurchases, liens, investments, capital expenditures, indebtedness, restricted payments including cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit agreement. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare such indebtedness immediately due and payable.

We have limited experience in the entertainment services business and if this business does not meet our performance expectations, our business and financial condition could be materially and adversely affected.

We entered the entertainment services business as a result of our acquisition of ACMI on July 7, 2004. Because we have limited experience in this business, there may be operational risks, expenses or liabilities associated with this business that we are not aware of, or we may not be able to achieve the operating results for the entertainment services business in line with ACMI’s historical results or our expectations. As compared to our coin-counting business, our entertainment services business incurs higher operating expenses, due in part to such factors as maintaining inventory of consumer products to support our skill-crane and bulk vending machine businesses. For example, as of September 30, 2005, we carried $29.0 million of inventory on our balance sheet, approximately 83.7% of which is attributable to the entertainment services business. In addition, while we will regularly evaluate the carrying value of this inventory and establish reserves for obsolete inventory, our experience in evaluating this inventory is limited. If we determine that the value of our inventory has become impaired, we may be required to take substantial write-downs, which would be charged to direct operating expenses.

Because of the higher operating expenses attributable to our entertainment services business, as well as the impact from ACMI acquisition-related charges, including the amortization of intangibles and financing fees, our operating margin was 10.6% for the nine months ended September 30, 2005, compared to 15.8% in the first six months of 2004 which was prior to the ACMI acquisition and our entry into the entertainment services business. For any of the foregoing reasons, we may not achieve the strategic and financial objectives of the ACMI acquisition and our entry into the entertainment services business, and our failure to do so could materially and adversely affect our businesses, operating results and financial condition.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain relationships with our existing retail partners in locations where we can operate profitably. For example, since our acquisition of our entertainment services business, Wal-Mart, Inc. and the Kroger Company account for approximately 27.5% and 10.6% of our consolidated revenue, respectively. If we are unable to persuade existing retail partners that our coin and entertainment services provide direct and indirect benefits that are superior to or competitive with other systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships. We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. However, there are variations on certain contract provisions with some of our retail partners, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time, for any reason. Cancellation of this contract would seriously harm our entertainment services business and reputation. More generally, if we are unable to maintain or renew such contracts with our other existing retail partners, our business, financial condition and results of operations could be significantly impaired. For example, a contract with one of our brokers recently expired. We are currently still providing machines in accordance with the contract. Although the contract expiration is expected to result in the loss of certain relationships, we do not believe that any such loss will have a material adverse effect on our financial results.

We may be unable to continue to pay our retail partners a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We have faced and continue to face ongoing pricing pressure from our current retail partners to increase the service fee we pay on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. We have, in some cases, implemented new fee arrangements for our coin services. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, these arrangements could significantly increase our expenses relative to coin services in future periods.

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

We compete with a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we have experienced and we expect to continue to experience intense competition for new locations and acquisition candidates. We may be unable to compete effectively with these companies in the future. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We cannot assure you that we will be able to maintain current sites in the retail locations or that we will be able to obtain sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with retail accounts could compete with us in certain markets or capture additional market share at our expense.

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

Acquisitions we make may have adverse accounting consequences or may result in highly restrictive debt covenants. For example, in connection with our acquisition of our entertainment business, we recorded approximately $34.4 million of identifiable intangible assets, which will result in annual amortization expense of approximately $3.4 million over their expected useful life of 10 years. In addition, we also recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results. Finally, to finance our acquisition of the entertainment business, we entered into a senior secured credit facility that places substantial restrictions on our business operations. Any further acquisitions we may make may involve additional accounting charges or operational restrictions that may impact our future operating results.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate new lines of business into our operations. Our operating results have a history of fluctuating. Our future operating results also may fluctuate based upon many other factors, including:

•	the transaction fee we charge consumers to use our services,

•	the amount of service fees that we pay to our retail partners,

•	our ability to establish or maintain relationships with significant retail partners,

•	the commercial success of our retail partners, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting and entertainment services equipment,

•	fluctuations in product cost and of operations caused by various factors including rising petroleum costs, labor costs and transportation costs,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting network,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of goodwill related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

In addition, we have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment business has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our acquisition of the entertainment services business may impact the historical seasonality of the coin-counting business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Higher petroleum prices may adversely affect our operating results and reduce our profitability.

We source a substantial amount of goods, particularly plush toys and other products dispensed from our entertainment services machines, internationally, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting and entertainment services machines. Significant increases in petroleum prices during 2005 have negatively impacted our results of operations. The cost of petroleum may continue to increase as a result of natural disasters, political and geopolitical issues and otherwise. Further increases would harm our financial condition and increases and decreases in fuel costs will have a significant affect on our operating margins.

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

In addition, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. We purchase our other vending products from vendors who obtain a significant percentage of such products from foreign manufacturers. In 2003, our entertainment services subsidiary, ACMI, transitioned its product fulfillment operations to a third-party distribution center in Shanghai, China. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes that could disrupt the supply and timely delivery of products from such manufacturers. A reduction or interruption in supplies or a significant increase in the price of one or more supplies necessary for our toy manufacture, such as petroleum, could have a material adverse effect on our business. We also could be affected by labor strikes in the sea shipping, trucking and railroad industries. Such disruptions could interrupt supplies or increase our transportation costs and thereby reduce profit margins in a particular period.

Our business, operating results and financial condition can be adversely affected by severe weather, natural disasters and other events beyond our control, such as hurricanes, earthquakes, fires, power failures, telecommunications loss and terrorist attacks.

Our operational and financial performance is a direct reflection of customer use of and our ability to operate and service our coin-counting machines installed in high traffic supermarkets and our entertainment machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our machines as well as interrupt our own ability to manufacture, operate and service our machines. In some cases, severe weather, natural disasters and other events beyond our control may result in the total loss of our machines, which losses may not be fully covered by our insurance. For example, the recent hurricanes in the gulf coast region of the United States caused damage or operational interruptions to some of the retail and other locations where our machines are installed, but, fortunately, resulting in insignificant estimated lost revenue and immaterial losses in coin-counting and entertainment services machines.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $16.95 to $27.85 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination, modification or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin-counting and entertainment services machines,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	ineffective internal controls,

•	industry developments, and

•	economic or other external factors.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We continue to evaluate our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our auditors to evaluate and assess the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. We cannot assure you that our auditors will conclude that our internal controls are effective.

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

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at October 7, 2005, which is 6.1%. This rate is based on LIBOR plus a margin of 2.0%.

The table below presents principal amounts, at book value, by year of maturity and our current interest rates.

Liabilities	Expected Maturity Date						September 30, 2005		Current interest rate*
(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$522	$2,089	$2,089	$2,089	$2,089	$197,408	$206,286	$206,286	6.1%

*	Our current interest rate approximates our average interest rate. In an environment of rising interest rates, we believe our current interest rate indicates our expected future interest rates better than our historical average interest rates.

We have variable-rate debt that, at September 30, 2005, had an outstanding balance of $206.3 million. Our interest rates are reset to the LIBOR rate on a quarterly basis. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations as of September 30, 2005, an increase of 1.0% in interest rates over the next year would increase our interest expense and related cash payments by approximately $1.8 million; a decrease of 1.0% in interest rates over the next year would decrease our interest expense and related cash payments by approximately $2.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and a quarterly election for our interest base rate to be the LIBOR rate that will result in making our interest rate hedge perfectly effective.

As discussed above, on September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor is October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective years in the three-year period. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

31.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 of Item 601 of Regulation S-K.

32.1	Certification of David W. Cole, Chief Executive Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

32.2	Certification of Brian V. Turner, Chief Financial Officer of Coinstar, Inc., Pursuant to 18 U.S.C. Section 1350 of Item 601 of Regulation S-K.

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
October 27, 2005