Form 10-K
period 2005-12-31
COINSTAR INC
filed 2006-02-27
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.:    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2005 as reported on the NASDAQ National Market, was approximately $443.0 million.

As of February 15, 2006, there were approximately 27,778,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2006 annual meeting of stockholders are incorporated by reference in Part II and Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms, or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A “Risk Factors” and elsewhere in this report, that may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Particular attention should also be paid to the cautionary language in those sections of this annual report captioned: Item 1: Business; Item 3: Legal Proceedings; Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 7A: Quantitative and Qualitative Disclosures About Market Risk. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

Item 1.    Business.

The following discussion about our business includes forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” above.

Summary

We are a multi-national company offering a range of products and services for the retailers’ storefront consisting of self-service coin counting; electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We call our focus on the retailers’ storefront the 4th Wall™ solution. Providing a combination of 4th Wall products and services which are convenient, reliable, safe and fun greatly expands our opportunity to cross-sell these products and services. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom. Due to our recent strategic investments with Video Vending New York, Inc. (d.b.a. “DVDXpress”) and Redbox Automated Retail, LLC (“Redbox”), we are now able to offer self-service DVD kiosks where consumers can rent or purchase movies.

Our 2004 acquisition of ACMI Holdings, Inc. and its subsidiaries (collectively referred to as “ACMI”), our 2005 acquisition of The Amusement Factory L.L.C. (“Amusement Factory”), our strategic investments with DVDXpress and Redbox, as well as the continued growth of our e-payment services has significantly broadened our base of existing and potential retail partners and the depth and reach of our sales and field service forces, providing greater opportunity to cross-sell our coin, entertainment and e-payment services. We now have more than 1,350 field service employees throughout the United States and internationally, who have broadened our geographic reach to develop and maintain strong relationships with new and existing retail partners. With the combination of coin, entertainment and e-payment services, we are positioned as a single-source supplier for retailers to capitalize on the 4th Wall, an area between the cash registers and front door of retail locations that in the past, has generally not been managed to optimize revenue per square foot.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 260 billion coins worth more than $13.0 billion in more than 370 million self-service coin-counting transactions. We now own and operate more than 12,800 coin-counting machines in the United States, Canada and the United Kingdom and more than 320,000 entertainment services machines in the United States and Mexico. We also utilize more than 19,300 point-of-sale terminals and own and operate approximately 360 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 5,800 of our 12,800 coin-counting machines are e-payment enabled.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, quality control, customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado. As of December 31, 2005, we had approximately 2,000 employees. We believe our employee relations are good. We were incorporated in Delaware on October 12, 1993.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, in Canada, Puerto Rico and in the United Kingdom. We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2005, consumers processed more than $2.3 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each coin to cash transaction. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

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

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 33,000 retail locations, totaling more than 320,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart, Inc. and Kmart, a subsidiary of Sears Holdings Corporation.

Since we pay our retail partners a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retail partners. In addition, our entertainment services machines add an element of entertainment for consumers. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers.

E-payment services

We estimate that the e-payment services market is approximately $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, loading and reloading stored value cards, reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. These services provide an easy way for consumers to perform a variety of useful transactions without having to obtain a bank account or credit card. Our key e-payment services partners include Albertson’s, Inc. supermarket chain and Walgreens Co. and CVS Corporation drug stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless.

Competitive strengths

We believe our key competitive strengths are:

Market leadership.    We are the market leader in the self-service coin-counting services market and in the skill-crane and bulk vending markets. We own and operate the only multi-national fully automated network of self-service coin-counting machines in the United States, Canada and the United Kingdom. To date, we have installed more than 12,800 of our coin-counting machines in those countries, which account for approximately 80% of the installed base in those markets. Currently, we estimate that 75% of the US population lives within five miles of one of our coin-counting machines. We estimate that there is $10.5 billion worth of coin sitting idle in US households alone. Our coin-counting machines provide consumers with a convenient and reliable means of converting loose coins into cash. In addition, we are the leading owner and operator of skill-crane and bulk vending machines in the United States, with more than 320,000 pieces of equipment installed in more than 33,000 retail locations.

Profitable, turn-key solutions for our retail partners.    We own, operate and maintain all of our machines and provide our retail partners with low-maintenance, turn-key solutions and revenue-generating services. In addition, our array of services allows retailers to work with a single-source provider for key front-of-store needs. Our studies show that our coin-counting machines increase foot traffic to host stores, and that approximately 45% of customers spend all or a part of the proceeds of their vouchers in the retail partner’s store. Retail partners also receive a portion of our revenues from our coin, entertainment and e-payment services transaction fees. We believe that these sources of revenue are very attractive to retailers. For example, our self-service coin-counting machines and skill-crane machines generate five to eight times the supermarket average for profitability per square foot, among the most profitable per square foot in a supermarket, compared to the supermarket average reported in an independent survey.

Differentiating, patented coin services technology.    We believe that our proprietary technology sets us apart from our competitors. We have over 60 United States and international patents covering various aspects of our coin services business, including our networked coin-counting machines, coin-cleaning technology and voucher security features. Our coin-counting machines have a multi-step coin-cleaning process to remove debris, which helps prevent our equipment from becoming jammed. Our network allows our field service team to remotely monitor each individual coin-counting machine, thereby allowing us to optimize pickup of coins for maximum efficiency and perform maintenance on a cost-effective basis. These proprietary features allowed us to achieve availability rates on our coin-counting machines of approximately 95% in 2005, which underscores our reputation for providing reliable service. Our vouchers are encrypted using our proprietary technology to minimize the potential for losses associated with voucher fraud. We believe that the combination of our proprietary technology and reliable machine performance results in a preference for our services compared to our competitors.

Barriers to entry.    We believe that our proprietary network of coin-counting machines combined with our wide geographic reach and existing relationships with our coin and entertainment services retail partners, would require a substantial investment of time and resources for other companies to enter the market and compete effectively against us in the self-service coin-counting and entertainment services markets. In the last 12 years, we have invested more than $340 million in capital equipment and research and development to build our coin-counting network, and believe that this investment represents a significant competitive barrier to entry. The scale and size of our entertainment services operations allows us to achieve better economies of scale and provide higher quality merchandise in our machines, which we believe increases usage, resulting in higher revenues for us and our retail partners. We believe that any potential competitors in the skill-crane and bulk vending markets would need to invest significant capital and secure relationships with large scale retailers in order to challenge our leadership in those markets. In addition, we believe that our existing relationships with retail partners and a broad range of product offerings in our e-payment business gives us a competitive edge in the e-payment services space.

Consistent and diversified revenue streams and stable operating cash flow.    Our revenues and operating cash flows have increased each year for the last seven years. Our diversified revenue streams are mainly driven by the service fees we charge our customers and the size and number of customer transactions. For example, in our coin services business, the average transaction value over the last five years has remained stable at approximately $36, while the annual number of transactions has grown from 35 million in 2000 to 62 million in 2005. A large proportion of our costs are variable, which allows us to maintain stable operating cash flows while responding to changes in the business.

Growth Strategy

Key elements of our growth strategy include:

Leadership of the 4th Wall space.    There is an area between the cash registers and the front door of retail locations that we call the 4th Wall space, where many convenient and profitable consumer services are located. We are a leader in providing consumer products and services in this space and our leadership in this area positions us to continue to drive growth through the front of the store as well as differentiates us from other suppliers. Our 4th Wall strategy has been the focus of our business development and acquisition strategy over the past two years and will continue to drive our growth as we move forward.

Product and service expansion.    In less than two years, we have transitioned from a one-product company offering coin-counting services to a business with a variety of products and services for the 4th Wall. We now offer self-service coin counting, e-payment services and entertainment services. In addition, through our strategic investments in DVDXpress and Redbox, we now offer DVD rentals through self-service kiosks. Additionally, our Coin to Card™ program, where customers receive gift cards instead of cash vouchers from our coin machines, is an example of how we are beginning to leverage our coin-counting network driving incremental transactions. We expect to continue to add products and services to our existing kiosk businesses through our acquisitions, strategic alliances and product line extensions, as well as explore other services designed to drive traffic to the front end of retail locations, the 4th Wall.

Place more units.    We expect continued growth through new distribution; both new channels and cross-selling activity among the products and services we offer. At December 31, 2005, we had more than 65,000 retail locations representing a variety of channels including supermarkets, mass merchants, drug stores, convenience stores, truck stops, and restaurants. A new channel that we expect to grow in the coming year is banks and credit unions. This is a natural extension for our coin-counting business and is a prime channel for consumers to adopt our service. With our vast distribution network, we also continue to focus on cross-selling opportunities. We believe that combining our coin, e-payment and entertainment sales teams and our 4th Wall product portfolio positions us to see continued results from our cross-selling efforts.

Stronger customer relationships.    We continue strengthening existing and building new relationships with retail customers through our 4th Wall category management program. We believe our unique program and category management expertise clearly sets us apart from other suppliers at the front end of the store. Our 4th Wall strategy gives us the ability to work closely with our customer base to consolidate and introduce new services, while increasing store profits for the retailer. We believe the 4th Wall of retail locations has long been under-utilized and believe our 4th Wall strategy is a competitive advantage that will drive our growth in the retail environment for years to come.

International growth.    During 2005, we expanded in Puerto Rico with our coin-counting business and in Mexico with our entertainment services. We continue to grow in these regions as well as in the United Kingdom, one of our more established international markets. In 2006, we expect to continue exploring opportunities in countries where we currently have distribution, as well as other countries where we see opportunities for growth, including Asia Pacific and Europe.

Grow through acquisitions.    We continue to explore opportunities to acquire companies and assets in order to strengthen our position in existing markets and to add complementary products and services to offer to both our retail partners and consumers. We believe that future acquisitions may enable us to further leverage our field service team and existing retail relationships thereby improving margins and expanding the geographic reach of our products and services.

Financial Information About Segments and Geographic Areas

The segment and geographic information required herein is contained in Note 16 to our Consolidated Financial Statements “Business Segment Information” in Part IV, Item 15(A) of this Annual Report on Form 10-K.

Where You Can Get Information We File with the SEC

We file annual, quarterly and current reports (including amendments), as well as registration and proxy statements and other information, with the SEC. These documents are available free of charge on our website at www.coinstar.com under: About Us—Investor Relations—SEC Filings. In addition, copies of these reports and other information may be obtained at prescribed rates from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You can get further information about the SEC’s Public Reference Room by calling 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, registration statements and other information regarding registrants like us that file electronically with the SEC.

Item 1A.    Risk Factors

Factors That May Affect Our Business, Future Operating Results and Financial Condition

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only risks facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

Certain statements in the risks described below are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “future,” “may,” “will,” “seek,” “should,” “project,” “potential,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Annual Report on Form 10-K and other statements or filings made by Coinstar from time-to-time may be forward-looking statements. We caution you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We are including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain contractual relationships with our existing retail partners in locations where we can operate profitably. If we are unable to maintain or renew such contracts with our existing retail partners, our business, financial condition and results of operations could be significantly impaired. For example, our coin and entertainment services agreements with Wal-Mart, Inc. and the Kroger Company account for approximately 25.3% and 10.5% of our consolidated revenue, respectively. If we are unable to provide existing retail partners like Wal-Mart and Kroger with direct and indirect benefits that are superior to or competitive with other systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships.

We typically operate pursuant to separate agreements with each of our retail partners. Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our partner gives notice of termination before a certain time prior to the end of the initial term or renewal period. Certain contract provisions with some of our retail partners vary, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart, Inc. is governed by a contract that Wal-Mart, Inc. may terminate at any time. Cancellation of this contract would seriously harm our business and reputation.

We may be unable to continue to pay our retail partners a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We have faced and continue to face ongoing pricing pressure from our current retail partners to increase the service fee we pay to them on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, these arrangements could significantly increase our expenses relative to coin services in future periods.

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

We may be unable to achieve the strategic and financial objectives for our entry into the entertainment services business, and our failure to do so could materially and adversely affect our business, operating results and financial condition.

We first entered the entertainment services business as a result of our acquisition of ACMI on July 7, 2004. Since that time, we have further expanded this line of business through acquisitions, such as Amusement Factory. Our entertainment services business now represents our largest source of revenue. There are a number of financial and operational risks associated with our entry into this line of business.

•	We may be unable to leverage the historically lower growth and lower margin entertainment services business with our coin counting business.

•	We may be unable to duplicate the operating results for the entertainment services business in line with pre-acquisition historical results or our expectations.

•	We may be unable to successfully integrate the acquired business’ disparate operational, technical and administrative functions. Acquisition integration will take time and will divert significant management attention and other assets.

•	We may be unable to adequately anticipate and address the operational risks that are peculiar to this line of business and the entertainment services industry generally. For example, as compared to our coin-counting business, our entertainment services business incurs higher operating expenses, due in part to such factors as maintaining inventory of consumer products to support our skill-crane and bulk vending machine businesses. Our experience in evaluating inventory of this kind is limited.

•	We may have assumed unknown liabilities when we acquired various entities and assets that now comprise our entertainment services business.

•	We may incur adverse accounting charges. For example, in connection with our acquisition of ACMI, we recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results.

•	We are subject to certain operational restrictions in view of our senior secured credit facility used to finance our acquisition of ACMI.

For these and other reasons, we may be unable to achieve the strategic and financial objectives for our entry into the entertainment services business. Our failure to do so could materially and adversely affect our businesses, operating results and financial condition.

We have substantial indebtedness.

On July 7, 2004, we entered into a senior secured credit facility. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since the debt inception, we have repaid $44.2 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the credit agreement governing our indebtedness contains financial and other covenants that could impair our flexibility to pursue growth opportunities. The credit agreement contains negative covenants and restrictions relating to such things as certain common stock repurchases, liens, investments, capital expenditures, indebtedness, cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit agreement. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare our indebtedness immediately due and payable.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting business faces competition from supermarket retailers, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others. Our current retail partners may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party. In addition, retailers, some of which have significantly more resources than us, may decide to enter the self-service coin-counting business. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of these competitors could materially and adversely affect our business and results of operations.

Our entertainment services business faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we have experienced and we expect to continue to experience intense competition for new locations and acquisition candidates. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We cannot assure you that we will be able to maintain current sites in the retail locations or that we will be able to obtain sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with retail accounts could compete with us in certain markets or capture additional market share at our expense.

Defects, failures or security breaches in our coin-counting machines’ operating system could harm our business.

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

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 60 United States and international patents relevant to aspects of self-service coin-counting, including: machine networking, fraud avoidance and voucher authentication, among others. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to this technology.

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

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. We may be unable to adequately address the financial, legal and operational risks raised by acquisitions, which could harm our business and prevent us from realizing the projected benefits of the acquisitions. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,

•	stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims, and

•	entrance into markets in which we have no direct prior experience,

•	impairment of goodwill arising from our acquisitions.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate new lines of business into our operations. Our operating results have a history of fluctuating. Our future operating results also may fluctuate based upon several factors, including:

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

In addition, we have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment business has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our entertainment services business may offset the historical seasonality of the coin-counting business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Higher petroleum prices may adversely affect our operating results and reduce our profitability.

We source a substantial amount of goods, particularly plush toys and other products dispensed from our entertainment services machines, internationally resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting and entertainment services machines. Significant increases in petroleum prices during 2005 have negatively impacted our results of operations. The cost of petroleum may continue to increase as a result of natural disasters, political and geopolitical issues and otherwise. Further increases could harm our financial condition and increases and decreases in fuel costs may have a significant affect on our operating margins.

We depend upon third-party manufacturers, suppliers and service providers.

We currently conduct limited manufacturing operations and depend, and will continue to depend, on outside parties to manufacture key components of our coin-counting and entertainment services machines. We intend to continue to expand our installed base for coin-counting machines in North America and in the United Kingdom and for entertainment services machines in the United States and Mexico. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

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

We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for pick-up, processing and deposit of coins as well as limited servicing of our machines. We generally contract with a single transportation provider and coin processor to service a particular region and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

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

Our business, operating results and financial condition can be adversely affected by severe weather, natural disasters and other events beyond our control, such fires, power failures, telecommunications loss and terrorist attacks.

Our operational and financial performance is a direct reflection of customer use of and our ability to operate and service our coin-counting and entertainment services machines installed in retail and similar locations. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our machines as well as interrupt our own ability to manufacture, operate and service our machines. In some cases, severe weather, natural disasters and other events beyond our control may result in the total loss of our machines, which losses may not be fully covered by our insurance. For example, the hurricanes occurring in the gulf coast region of the United States in 2005 caused damage or operational interruptions to some of the retail and other locations where our machines are installed.

We are subject to federal, state, local and foreign laws and government regulation specific to our business.

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

Our entertainment services machines, and the entertainment services industry generally, are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. The toys and other products dispensed from our entertainment services machines could be subject to involuntary recalls and other actions by such authorities. Concerns about product safety may lead us to voluntarily recall or discontinue offering selected products. Defects in any of our products distributed through our entertainment services machines could result in the rejection of our entertainment services products by consumers, damage to our reputation, lost sales, potential inventory valuation write-downs, excess inventory, diverted development resources and increased customer service and support costs, any of which could harm our business. Any such errors, defects or recalls may not be covered by insurance or cause our insurance costs to increase in future periods.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $16.95 to $27.10 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. Any inability to provide reliable financial reports or prevent or detect fraud could harm our business. We continue to evaluate our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our auditors to evaluate and assess the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition.

Our anti-takeover mechanisms may affect the price of our common stock and make it harder for a third party to acquire us without the consent of our board of directors.

We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock. Provisions in our certificate of incorporation, bylaws and rights plan could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any acquirer of 15% or more of our outstanding common stock. Furthermore, Washington law may impose additional restrictions on mergers and other business combinations between us and any acquirer of 10% or more of our outstanding common stock. These provisions may make it harder for a third party to acquire us without the consent of our board of directors, even if the offer from a third party may be considered beneficial by some stockholders.

Item 2.    Properties.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, quality control, customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Fiscal 2004:
First Quarter	$19.98	$14.87
Second Quarter	22.06	15.60
Third Quarter	23.30	17.50
Fourth Quarter	27.85	22.75

Fiscal 2005:
First Quarter	$27.10	$19.70
Second Quarter	22.79	16.95
Third Quarter	23.33	18.06
Fourth Quarter	26.30	17.88

The last reported sale price of our common stock on the NASDAQ National Market on February 15, 2006 was $24.61 per share.

Holders

As of February 15, 2006, there were 141 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid any cash dividends on our capital stock. We currently intend to retain all future earnings to fund development and growth of our business or retire debt obligations. In addition, we are restricted from paying dividends under our current credit facility and do not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our fiscal year ended December 31, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

The information concerning securities authorized for issuance under our equity compensation plans is incorporated herein by reference to our 2006 Proxy Statement which we intend to file with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year ended December 31, 2005.

Item 6.    Selected Consolidated Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations:
REVENUE	$459,739	$307,100	$176,136	$155,675	$129,352
EXPENSES:
Direct operating	309,162	186,926	78,586	69,451	59,326
Marketing	10,748	12,925	13,215	10,689	11,039
Research and development	5,716	5,465	5,772	4,997	4,162
General and administrative	36,625	27,475	19,344	19,061	19,140
Depreciation and other	45,347	35,302	27,006	25,810	26,349
Amortization of intangible assets	4,556	2,014	138	—	—

Income from operations	47,585	36,993	32,075	25,667	9,336
OTHER INCOME (EXPENSE):
Interest income and other, net	1,830	521	263	309	707
Interest expense	(12,916)	(6,271)	(1,210)	(3,710)	(8,302)
Early retirement of debt	—	(706)	—	(6,308)	—

Income from continuing operations before income taxes	36,499	30,537	31,128	15,958	1,741
Income taxes	(14,227)	(10,169)	(11,573)	42,555	—

Income from continuing operations	22,272	20,368	19,555	58,513	1,741
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	—	—	(9,127)

NET INCOME (LOSS)	$22,272	$20,368	$19,555	$58,513	$(7,386)

NET INCOME (LOSS) PER SHARE:
Basic:(1)
Continuing operations	$0.86	$0.94	$0.91	$2.68	$0.08
Discontinued operations	—	—	—	—	(0.43)

Net income (loss) per share	$0.86	$0.94	$0.91	$2.68	$(0.35)

Diluted:(1)
Continuing operations	$0.86	$0.93	$0.90	$2.58	$0.08
Discontinued operations	—	—	—	—	(0.42)

Net income (loss) per share	$0.86	$0.93	$0.90	$2.58	$(0.34)

Consolidated Balance Sheet Data:
Cash and cash equivalents(2)	$45,365	$61,878	$7,125	$21,684	$31,953
Cash in machines or in transit(3)	60,070	35,751	31,757	19,876	8,475
Cash being processed(4)	69,832	59,158	60,782	61,283	65,507
Total assets	643,401	547,134	204,074	216,636	171,187
Total debt, capital lease obligations and other, including current portion	210,478	211,410	17,461	36,746	62,643
Common stock	328,951	282,046	191,370	187,473	171,059
Total stockholders’ equity	294,047	226,146	114,190	105,251	37,227

(1)	See Note 13 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Excludes balances related to Meals.com, as the operations were discontinued during 2001.

(3)	Cash in machines or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or coin residing in our coin-counting or entertainment services machines.

(4)	Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the consolidated historical information, the following discussion contains forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefront consisting of self-service coin counting; e-payment services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. These products and services are convenient, reliable, safe and fun. Providing a combination of 4th Wall products and services greatly expands our opportunity to cross-sell these products and services. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom. Due to our recent strategic investments in DVDXpress and Redbox, we are now able to offer self-service DVD kiosks where consumers can rent or purchase movies.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 260 billion coins worth more than $13.0 billion in more than 370 million self-service coin-counting transactions. We now own and operate more than 12,800 coin-counting machines in the United States, Canada and the United Kingdom and more than 320,000 entertainment services machines in the United States and Mexico. We also utilize more than 19,300 point-of-sale terminals and own and operate approximately 360 stand-alone e-payment kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 5,800 of our 12,800 coin-counting machines are e-payment enabled.

Our strategy, embodied in our 4th Wall concept, is based on cross-selling our full range of products and services to retailers in each of our historically separate products and services. In addition, we believe that we will increase operating efficiencies by combining and concentrating our products and services in our retail partners’ storefront. While the entertainment services market is relatively mature and has experienced slow growth, we believe that we have significant opportunities in combining it with self-service coin counting and e-payment services.

We expect to continue devoting significant resources to building our sales organization in connection with our 4th Wall cross-selling strategy, adding administrative personnel to support our growing organization and developing the information technology systems and technology infrastructure necessary to support our products and services. We expect to continue evaluating new marketing and promotional programs to increase consumer utilization of our services as well as further expand our product research and development efforts.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, in Canada, Puerto Rico and in the United Kingdom. We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2005, consumers processed more than $2.3 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each coin to cash transaction.

Entertainment services

We estimate that the market for our entertainment services is approximately $1.1 billion in the United States. We are the leading owner and operator of skill-crane and bulk vending machines in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 33,000 retail locations, totaling more than 320,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers.

E-payment services

We estimate that the e-payment services market is approximately $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, loading and reloading stored value cards, reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to coin-in-machine and accrued expenses, property and equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition:    We recognize revenue as follows:

•	Coin-counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash in machine or in transit and cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Cash and cash equivalents, cash in machine or in transit, and cash being processed:    We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents.

Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines, cash being processed by carriers, or cash deposits in transit. Cash being processed represents cash which we are obligated to use to settle our accrued liabilities payable to retailers. We have the contractual right and obligation to pick up and process all coins in our machines, although in certain circumstances, we may not be able to immediately access the coins until they have been deposited into one of our regional bank accounts.

We have estimated the value of our entertainment services coin-in-machine which was approximately $5.0 million and $4.4 million at December 31, 2005 and 2004, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, is stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations.

Property and equipment:    Property and equipment are depreciated in accordance with the methods disclosed in Note 2 to our Consolidated Financial Statements. We are depreciating the cost of our coin-counting and entertainment services machines over periods that range from 3 to 10 years and have determined that these lives are appropriate based on our analysis which included a review of historical data and trends, as well as other relevant factors. We will continue to evaluate the useful life of our coin-counting and entertainment services machines, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to the estimated lives of our machines may cause actual results to differ based on different assumptions or conditions.

Purchase price allocations:    In connection with our acquisitions of our entertainment and e-payment subsidiaries, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill and intangible assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which is not being amortized. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed for the years ended December 31, 2005 and 2004, we determined there is no impairment of our goodwill.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisition of ACMI in 2004, Amusement Factory in 2005 and other smaller acquisitions during 2004 and 2005.

A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets over their expected useful lives, which range from 3 to 10 years.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retail partners for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment revenue and is recorded in our consolidated income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes. In certain instances, we prepay amounts to our retailers, which are expensed over the contract term. The expense is included in depreciation and other in the accompanying consolidated statements of operations and cash flows.

Stock-based compensation:    We have several stock-based compensation programs which are described more fully in the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. If we had determined compensation cost for our stock-based compensation consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have decreased by $4.6 million in 2005, $4.8 million in 2004 and $5.0 million in 2003. We have adopted SFAS 123(R) as of January 1, 2006.

Recent accounting pronouncements:    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for stock options and other stock-based compensation. SFAS 123(R) eliminates the option of accounting for employee stock options using the intrinsic value provisions of APB Opinion No. 25 and related interpretations, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC delayed the effective date of SFAS 123(R) until January 1, 2006 for calendar year companies. Accordingly, beginning January 1, 2006, we will expense the fair value of all stock-based compensation over the vesting period of the related equity instrument. In addition, SFAS 123(R) will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Our employee stock-based compensation plans include stock options and restricted stock awards. Stock-based compensation expense amounts recognized going forward will be based on the unvested options and awards granted prior to January 1, 2006, and impacted by future grants and modifications. The impact of adoption of SFAS 123(R) on our results of operations may vary greatly depending on the number of stock options and restricted stock awards granted and the future price of our common stock. However, management currently anticipates that, based on a range of estimated prices of our common stock and current expectations of the number of shares that may be awarded, stock-based compensation expense during the year ending December 31, 2006 will be similar to our current and prior period proforma disclosures.

Results of Operations

Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

The following table shows revenue and expenses as a percent of revenue for the last three years:

	Year Ended December 31,
	2005 (1)	2004 (1)	2003
Revenue	100.0%	100.0%	100.0%
Expenses:
Direct operating	67.2	60.9	44.6
Marketing	2.3	4.2	7.5
Research and development	1.2	1.8	3.3
General and administrative	8.0	8.9	11.0
Depreciation and other	9.9	11.5	15.3
Amortization of intangible assets	1.0	0.7	0.1

Income from operations	10.4%	12.0%	18.2%

(1)	These percentages were affected by our acquisition of ACMI in 2004 and other acquisitions in 2004 and 2005.

Years Ended December 31, 2005, 2004 and 2003

Revenue

Revenues increased year over year to $459.7 million in 2005 from $307.1 million in 2004 and $176.1 million in 2003. Our revenue grew as a result of two primary factors, the acquisition of entertainment and e-payment subsidiaries during 2004 and 2005 and an increase in coin-counting activity due to a greater number of installed machines, and increased trial and repeat usage.

We acquired ACMI in July 2004. Due to the timing of this acquisition, approximately $100 million of the year over year revenue growth is directly attributed to our acquisition of this business. Our year over year revenues from our entertainment subsidiaries was $239.1 million during 2005 and $111.1 million during 2004, the first year we had entertainment revenue. Adjusting for the timing of our acquisitions, entertainment revenues were relatively flat from 2004 to 2005. We believe this is due to the maturity of this industry as well as lack of increased foot traffic at our retail partners’ locations.

Revenue for our coin and e-payment services increased year over year to $220.6 million during 2005, a 12.6% increase from $196.0 million in 2004. Revenues in 2004 increased 11.3% from revenues of $176.1 million in 2003. The total dollar value of coins processed through our network increased to approximately $2.3 billion during 2005 from $2.2 billion in 2004 and $2.0 billion in 2003. Additionally, the total coin-counting machine installed base at December 31, 2005, 2004 and 2003 was approximately 12,800, 12,100 and 10,700 respectively. The increase in the number of machines coupled with the timing of those installations, as well as the increased usage of our existing machines, accounted for the majority of this increase in revenue. We expect to continue installing additional coin and e-payment machines and therefore, expect this trend to continue in the foreseeable future.

Direct Operating Expenses

Direct operating expenses for our 4th Wall product and service offerings consist of expenses associated with our coin-counting, entertainment services and e-payment services operations and support, as follows:

For coin services and e-payment services, these expenses consist primarily of the cost of (1) the percentage of transaction fees we pay to our retail partners, (2) coin pick-up, transportation and processing expenses and (3) field operations support and related expenses. Variations in the percentage of transaction fees we pay to our retail partners may result in increased expenses. Such variations are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria.

For entertainment services, these expenses consist primarily of (1) the fees we pay our retail partners as commissions and for the placement of machines, (2) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (3) field operations support and related expenses.

Direct operating expenses increased to $309.2 million during the year ended December 31, 2005 from $186.9 million during 2004 and $78.6 million during 2003. Direct operating expenses increased primarily due to expenses incurred to support our increased year over year revenues and the acquisitions of our entertainment businesses. The addition of our entertainment companies to our 4th Wall products and services offerings has added inventory and related freight cost to our direct operating expenses, which we do not incur operating our coin-counting services. Direct operating expenses as a percentage of revenue increased year over year to 67.2% during 2005, from 60.9% during 2004 and 44.6% during 2003, mainly from the addition of our entertainment subsidiaries which represented about 52% of our total revenue during 2005. This increase is mainly due to our entertainment business which has higher ongoing direct operating costs as a percentage of revenue than our coin business. We are in the process of integrating our various business operations and expect to realize some operating expense efficiencies as a percentage of revenue during 2006.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

Marketing expenses decreased to $10.7 million during the year ended December 31, 2005 from $12.9 million during 2004 and $13.2 million during 2003. We have been directing most of our advertising dollars toward regional broadcasting and promotions as we introduce e-payment features on our coin-counting machines and other e-payment product channels like our gift card mall offerings. Our regional introduction of e-payment products enables us to use cost effective regional marketing strategies rather than more expensive national marketing campaigns. This directed marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Since our revenues have significantly increased primarily due to our acquisition of ACMI in 2004, and our marketing expenditures have decreased, marketing as a percentage of revenue decreased to 2.3% from 4.2% during 2004 and 7.5% during 2003.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Research and development expenses have remained relatively consistent. Our research and development expenses were $5.7 million during the year ended December 31, 2005, $5.5 million during 2004 and $5.8 million during 2003. Research and development expenses represent expenditures to support development and design of complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. It is our intent to continue to invest in research and development in the coming years. Over the last two years we have also acquired some technology related to our entertainment business. We have capitalized these costs as intangible assets. Since revenues have increased significantly and our research and development expenditures remained relatively consistent, research and development as a percentage of revenue has been decreasing to 1.2% during 2005 from 1.8% during 2004 and 3.3% during 2003.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $36.6 million during the year ended December 31, 2005, from $27.5 million during 2004 and $19.3 million during 2003. We attribute the year over year increases to our acquisition of entertainment subsidiary companies over the last two years and the related costs of providing administrative support to our subsidiary businesses. Our increased general and administrative expenditures represent the incremental cost of supporting subsidiary companies with regional offices throughout the United States. These costs include, among others, the expenditures incurred for consulting fees relating to Sarbanes-Oxley and our internal compliance costs, including documentation and testing. Our Sarbanes-Oxley 404 internal control compliance costs totaled approximately $2.0 million in 2005 and $1.5 million in 2004. In 2003 we incurred an insignificant amount of compliance expenses, mainly internal costs to plan and document our internal control compliance strategy. General and administrative expense as a percentage of revenue has decreased to 8.0% during 2005 from 8.9% during 2004 and 11.0% during 2003. This is due to efficiency realized from integrating some of our administrative processes and support across our subsidiary companies. For the forseeable future, we will continue to strive for additional synergies as a result of efficiencies gained from our integrations.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines and depreciation on computer equipment and leased automobiles.

Depreciation and other expense increased to $45.3 million during the year ended December 31, 2005, from $35.3 million during 2004 and $27.0 during 2003. Depreciation expense increased each year primarily due to our increased installed entertainment machine counts from the acquisitions of our subsidiary companies. Depreciation and other expense as a percentage of revenue decreased to 9.9% during 2005 from 11.5% during 2004 and 15.3% during 2003.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued in connection with our acquisitions.

Amortization of intangible assets increased to $4.6 million during the year ended December 31, 2005, from $2.0 million during 2004 and $0.1 million during 2003. Amortization expense of intangible assets increased due to our acquisitions of subsidiary companies in 2005 and 2004. Our intangible assets are mainly composed of the value assigned to acquired retailer relationships and to a lesser extent acquired internally developed software from acquisitions of our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.0% during 2005 from 0.7% during 2004 and 0.1% during 2003.

Other Income and Expense

Interest income and other, net, increased to $1.8 million during the year ended December 31, 2005, from $0.5 million during 2004 and $0.3 million during 2003. The increase in interest and other income is mainly due to an increase of interest earned on investments due to increased interest rates throughout the year and higher average investment balances, as well as net income from equity investments.

Interest expense increased to $12.9 million during the year ended December 31, 2005 from $6.3 million during 2004 and $1.2 million during 2003. The increase is due to the full year recognition of interest expense during 2005 on our outstanding debt. During July of 2004 we entered into a $310.0 million credit facility in order to finance our acquisition of ACMI. As of December 31, 2005, $205.8 million is outstanding on our term loan.

Income Taxes

The effective income tax rate was 39.0% in 2005 compared with 33.3% in 2004 and 37.2% in 2003. The lower effective tax rate in 2004 was primarily due to change in the valuation allowance for our deferred tax asset and the recognition of net deferred tax assets at an adjusted rate. The effective income tax rates for 2005 vary from the federal statutory tax rate of 35% primarily due to state income taxes. The effective income tax rates for 2004 and 2003 vary from the federal statutory tax rate of 35% primarily due to change in valuation allowance for deferred tax asset and recognition of net deferred tax assets at an adjusted rate and state income taxes.

Liquidity and Capital Resources

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2005, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $175.3 million, which consisted of cash and cash equivalents immediately available to fund our operations of $45.4 million, cash in machine or in transit of $60.1 million and cash being processed of $69.8 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailer partners. Working capital was $101.7 million at December 31, 2005, compared with $105.5 million at December 31, 2004. The decrease in net working capital was primarily the result of cash paid for acquisitions and investments during 2005 offset, to a lesser degree, by cash generated by our operations

Net cash provided by operating activities was $103.1 million for the year ended December 31, 2005, compared to net cash provided by operating activities of $60.6 million for the year ended December 31, 2004. Cash provided by operating activities increased as a result of an increase in net income of $1.9 million; an increase in cash provided by our operating assets and liabilities of $21.5 million, mainly due to the timing of payments to our retail customers and an increase in cash provided from a net increase of non-cash transactions on our consolidated income statement of $18.1 million, mostly from increases in depreciation expense and amortization of intangible assets acquired from acquisitions of subsidiaries.

Net cash used by investing activities for the year ended December 31, 2005 was $84.6 million compared to $278.9 million in the prior year period. During 2005 net cash used by investing activities consisted of net equity investments of $20.3 million, acquisitions of subsidiaries of $20.8 million and net capital expenditures of $43.5 million. Comparatively, during 2004 net cash used by investing activities consisted primarily of our acquisition of ACMI for $227.8 million, acquisitions of other subsidiaries of $8.6 million and net capital expenditures of $42.6 million, mainly to purchase coin-counting and entertainment service machines.

Net cash provided by financing activities for the year ended December 31, 2005 was $1.8 million compared to $274.3 million in the prior year period. During 2005 net cash provided by financing activities represented cash received from the proceeds of employee stock option exercises net of cash used to make principal payments on debt. During 2004 we refinanced an existing credit facility by retiring $7.8 million of outstanding debt with funds provided by drawing $250.0 million from a new credit facility. We used most of the remaining borrowings to purchase ACMI. Additionally, during December 2004 we received proceeds of $81.6 million offset by $0.5 million of financing fees from a secondary offering of our common stock and used some of the proceeds to retire $41.0 million of our long-term debt and we received $7.3 million from the proceeds of employee stock option exercises.

On December 1, 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. We are accounting for our ownership under the equity method in our consolidated financial statements. Our 47.3% interest in this investment includes a conditional consideration agreement to contribute an additional $12.0 million if Redbox achieves certain targets within a one year period.

On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will bear interest at an annual rate equal to LIBOR plus three percent. As of December 31, 2005, DVDXpress has drawn down $3.5 million on this credit facility. Additionally, on December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of December 31, 2005, our original term loan balance of $250.0 million had been reduced to $205.8 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At December 31, 2005, our interest rate on this facility was 6.1%. On January 7, 2006, due to increases in the LIBOR rate, our interest rate was adjusted to 6.55%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2005, we were in compliance with all covenants.

Quarterly principal payments on the term loan of $0.5 million terminate on March 31, 2011. The remaining principal balance of $194.8 million will be due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires after three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $0.2 million and $0.1 million at December 31, 2005 and 2004, respectively.

As of December 31, 2005, we had nine irrevocable standby letters of credit that totaled $16.4 million. These standby letters of credit, which expire at various times through December 31, 2006 are used to collateralize certain obligations to third parties. As of December 31, 2005, no amounts were outstanding under these standby letters of credit.

Under the terms of our credit agreement entered into on July 7, 2004, we are permitted and our Board of Directors has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. As of December 31, 2005, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $10.6 million bringing the total authorized for purchase under our credit agreement to $13.6 million.

As of December 31, 2005 and 2004, our net deferred income tax assets totaled $22.7 million and $34.7 million, respectively. In the years ended December 31, 2005 and 2004, we recorded $14.2 million and $10.2 million in income tax expense, respectively, which, as a result of our U.S. NOL carryforwards, will not result in cash payments for U.S. federal income taxes other than federal alternative minimum taxes.

Off-Balance Sheet Arrangements

As of December 31, 2005, off-balance sheet arrangements are comprised of our conditional consideration agreement related to our equity investment disclosed in Note 2 to our Consolidated Financial Statements, obligations under our interest rate hedge disclosed in Note 6 to our Consolidated Financial Statements, and our operating leases and letters of credit disclosed in Note 8 to our Consolidated Financial Statements. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2005:

	Payments Due by Period
Contractual Obligations As of December 31, 2005	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$205,764	$2,089	$4,178	$4,178	$195,319
Capital lease obligations(1)	5,135	2,133	2,604	398	—
Operating leases(2)	20,033	8,191	8,677	2,261	904
Purchase obligations(3)	8,562	8,562	—	—	—

Total contractual cash obligations	$239,494	$20,975	$15,459	$6,837	$196,223

(1)	Capital lease obligations represent gross minimum lease payments, which includes interest.

(2)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(3)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of December 31, 2005	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$16,436	$16,436	$—	$—	$—

Total commercial commitments	$16,436	$16,436	$—	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin-counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, our consumer usage, the timing and number of machine installations, the number of available installable machines held, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

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

	Three Month Periods Ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$125,607	$118,707	$109,840	$105,585	$109,793	$106,430	$47,825	$43,052
Expenses:
Direct operating	83,871	78,022	74,389	72,880	73,678	69,937	23,093	20,218
Marketing	5,031	2,785	1,975	957	4,567	3,642	3,666	1,050
Research and development	1,446	1,445	1,516	1,309	1,058	1,410	1,556	1,441
General and administrative	9,800	9,546	8,687	8,592	9,423	8,098	4,890	5,064
Depreciation and other	11,887	11,696	10,958	10,806	10,116	9,821	7,450	7,915
Amortization of intangible assets	1,281	1,140	1,104	1,031	993	884	84	53

Income from operations	12,291	14,073	11,211	10,010	9,958	12,638	7,086	7,311
Interest income and other, net	338	472	532	488	201	190	61	69
Interest expense and early retirement of debt	(3,613)	(3,353)	(3,100)	(2,850)	(3,812)	(2,793)	(126)	(246)

Income before income taxes	9,016	11,192	8,643	7,648	6,347	10,035	7,021	7,134
Income taxes	(3,497)	(4,372)	(3,378)	(2,980)	(1,796)	(3,386)	(2,470)	(2,517)

Net income	$5,519	$6,820	$5,265	$4,668	$4,551	$6,649	$4,551	$4,617

Net income per share:
Basic	$0.20	$0.27	$0.21	$0.18	$0.20	$0.31	$0.21	$0.22
Diluted	$0.20	$0.27	$0.21	$0.18	$0.20	$0.30	$0.21	$0.21

Seasonality

We have historically experienced seasonality in our coin services business, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. ACMI has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. While our acquisition of ACMI and Amusement Factory may impact the historical seasonality of the coin-counting business to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The following discussion about our market risk involves forward-looking statements. Actual results could differ from those projected in our forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at the end of 2005. The rate is based on LIBOR plus a margin of 2.0%.

The table below presents principal amounts, at book value, by year of maturity and related weighted average interest rates.

Liabilities	Expected Maturity Date						December 31, 2005
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value	Average interest rate
Long-term debt:
Variable rate	$2,089	$2,089	$2,089	$2,089	$2,089	$195,319	$205,764	$205,764	6.81%

We have variable-rate debt that, at December 31, 2005, had an outstanding balance of $205.8 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of December 31, 2005, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $0.9 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $2.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. As of December 31, 2005, our credit agreement provides for advances totaling up to $265.8 million, consisting of a $60.0 million revolving credit facility and a $205.8 million term loan facility. Included in the terms of this agreement was a requirement to enter into an interest rate protection agreement for a minimum notional amount of $125.0 million by October 6, 2004. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor was October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

Item 8.    Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(i) Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Management of Coinstar, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief executive officer and Chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

We made certain acquisitions, including The Amusement Factory L.L.C. (Amusement Factory), during 2005, and our management excluded it from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, the internal control over financial reporting associated with all businesses acquired in 2005, which had total assets of $78.0 million, including $44.9 million related to Amusement Factory, and total revenues of $18.7 million, including $9.0 million related to Amusement Factory, included in our consolidated financial statements as of and for the year ended December 31, 2005. Our management’s assessment of internal control over financial reporting also excluded an evaluation of the internal control over financial reporting of these acquisitions, including Amusement Factory.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 36.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG, LLP, the Company’s independent registered public accounting firm, on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting is set forth on page 36 and is incorporated herein by reference.

(c) Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 36 of this Annual Report on Form 10-K.

		Page
(a)(1)	Index to Financial Statements
	Reports of Independent Registered Public Accounting Firm – KPMG LLP	36
	Consolidated Balance Sheets	38
	Consolidated Statements of Operations	39
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	40
	Consolidated Statements of Cash Flows	41
	Notes to Consolidated Financial Statements	42
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

Exhibit Number	Description of Document
2.1(1)	Agreement and Plan of Merger, dated May 23, 2004, by and among the Registrant, Sesame Mergeco, Inc., ACMI Holdings, Inc., American Coin Merchandising, Inc. and Wellspring Capital Management LLC, as Stockholder Representative.

2.2(2)	LLC Interest Purchase Agreement dated November 17, 2005 by and among Redbox Automated Retail, LLC, McDonald’s Ventures, LLC and Coinstar, Inc.

2.3(3)	Asset Purchase Agreement by and among The Amusement Factory, L.L.C., Levine Investments Limited Partnership, American Coin Merchandising, Inc., Adventure Vending Inc. and Coinstar, Inc.

3.1(4)	Amended and Restated Certificate of Incorporation.

3.2(4)	Amended and Restated Bylaws.

4.1(4)	Reference is made to Exhibits 3.1 through 3.2.

4.2(4)	Specimen Stock Certificate.

4.3(4)	Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between the Registrant and certain investors, as amended October 22, 1996.

4.4(5)	Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.

4.5(5)	Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.

4.6(5)	Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.

10.1(4)*	1997 Employee Stock Purchase Plan.

10.2(6)*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan.

10.3(7)*	Outside Directors’ Deferred Compensation Plan.

10.4(8)*	1997 Amended and Restated Equity Incentive Plan.

10.5(9)*	2000 Amended and Restated Equity Incentive Plan.

10.6(7)*	Registrant’s Executive Deferred Compensation Plan.

10.7(10)*	2005 Incentive Compensation Plan.

Exhibit Number	Description of Document

10.8(11)*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.

10.9*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to the CEO or CFO.

10.10*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to plan participants other than the CEO or CFO.

10.11(11)*	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.

10.12(4)*	Form of Indemnity Agreement between the Registrant and its Executive Officers and Directors.

10.13(12)*	Form of Release Agreement.

10.14(13)*	Summary of 2006 Base Salaries for 2005 Named Executive Officers.

10.15(14)*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.

10.16*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO or CFO.

10.17*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to plan participants other than the CEO or CFO.

10.18(15)*	Summary of Director Fees.

10.19(1)	Credit Agreement, dated July 7, 2004, among the Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.

10.20(16)	First Amendment, dated December 21, 2005, to the Credit Agreement, dated July 7, 2004, among the Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.

10.21(17)	Lease Agreement, dated January 1, 2004, by and between Registrant and EOP Operating Limited Partnership.

10.22(18)	Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of the Registrant, as amended June 6, 2003.

10.23(19)*	Employment Agreement between Brian V. Turner and the Registrant dated August 5, 2005.

10.24(19)*	Change of Control Agreement between Brian V. Turner and the Registrant dated August 5, 2005.

10.25(17)*	Employment Agreement between David W. Cole and the Registrant dated January 1, 2004.

10.26(20)*	Employment Agreement between Randall J. Fagundo and American Coin Merchandising, Inc., a wholly-owned subsidiary of the Registrant dated July 7, 2004.

10.27(11)*	First Amendment to Employment Agreement between Randall J. Fagundo and American Coin Merchandising, Inc., a wholly-owned subsidiary of the Registrant dated May 2, 2005.

10.28(21)*	Coinstar, Inc. Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001.

10.29(22)	Voting Agreement between Levine Investments Limited Partnership and the Registrant dated November 1, 2005.

Exhibit Number	Description of Document

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 7, 2004 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 18, 2005 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2005 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1998 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (File Number 000-22555).

(8)	Incorporated by reference to Appendix B the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 28, 2005 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2003 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on February 7, 2005 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2001 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2005 (File Number 000-22555).

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2005 (File Number 000-22555).

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on December 22, 2004 (File Number 000-22555).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).

(19)	Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2005 (File Number 000-22555).

(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2004 (File Number 000-22555).

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(22)	Incorporated by reference to the Registrant’s Form 8-K filed on November 2, 2005 (File Number 000-22555).

(b)	Exhibits.

The exhibits required by this item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ BRIAN V. TURNER
Brian V. Turner Chief Financial Officer Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID W. COLE David W. Cole	Chief Executive Officer and Director	February 24, 2006

/S/ BRIAN V. TURNER Brian V. Turner	Chief Financial Officer	February 24, 2006

/S/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	February 24, 2006

/S/ KEITH D. GRINSTEIN Keith D. Grinstein	Chairman of the Board	February 24, 2006

/S/ DEBORAH L. BEVIER Deborah L. Bevier	Director	February 24, 2006

/S/ DAVID M. ESKENAZY David M. Eskenazy	Director	February 24, 2006

/S/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	February 24, 2006

/S/ RONALD B. WOODARD Ronald B. Woodard	Director	February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A that Coinstar, Inc. and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company made certain acquisitions, including The Amusement Factory L.L.C. (Amusement Factory), during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the internal control over financial reporting associated with all businesses acquired in 2005, which had total assets of $78.0 million, including $44.9 million related to Amusement Factory, and total revenues of $18.7 million, including $9.0 million related to Amusement Factory, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these acquisitions, including Amusement Factory.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report, dated February 24, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, WA

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coinstar, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 24, 2006

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,365	$61,878
Cash in machine or in transit	60,070	35,751
Cash being processed	69,832	59,158
Trade accounts receivable, net of allowance for doubtful accounts of $469 and $481 in 2005 and 2004, respectively	9,046	5,283
Inventory	31,234	25,877
Deferred income taxes	17,330	18,833
Prepaid expenses and other current assets	11,575	11,626

Total current assets	244,452	218,406
PROPERTY AND EQUIPMENT, NET	148,494	131,267
DEFERRED INCOME TAXES	5,385	15,880
OTHER ASSETS	5,154	6,200
EQUITY INVESTMENTS	19,966	—
INTANGIBLE ASSETS, NET	40,139	35,033
GOODWILL	179,811	140,348

TOTAL ASSETS	$643,401	$547,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,760	$23,661
Accrued liabilities payable to retailers	77,175	63,504
Other accrued liabilities	26,941	22,413
Current portion of long-term debt and capital lease obligations	3,850	3,350

Total current liabilities	142,726	112,928
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	206,628	208,060

Total liabilities	349,354	320,988

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2005 or 2004	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,008,842 and 26,460,701 shares issued and 27,775,628 and 25,227,487 shares outstanding at December 31, 2005 and 2004, respectively	328,951	282,046
Accumulated deficit	(13,158)	(35,430)
Treasury stock	(22,783)	(22,783)
Accumulated other comprehensive income	1,037	2,313

Total stockholders’ equity	294,047	226,146

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$643,401	$547,134

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUE	$459,739	$307,100	$176,136
EXPENSES:
Direct operating	309,162	186,926	78,586
Marketing	10,748	12,925	13,215
Research and development	5,716	5,465	5,772
General and administrative	36,625	27,475	19,344
Depreciation and other	45,347	35,302	27,006
Amortization of intangible assets	4,556	2,014	138

Income from operations	47,585	36,993	32,075
OTHER INCOME (EXPENSE):
Interest income and other, net	1,830	521	263
Interest expense	(12,916)	(6,271)	(1,210)
Early retirement of debt	—	(706)	—

Income before income taxes	36,499	30,537	31,128
Income taxes	(14,227)	(10,169)	(11,573)

NET INCOME	$22,272	$20,368	$19,555

NET INCOME PER SHARE:
Basic	$0.86	$0.94	$0.91
Diluted	$0.86	$0.93	$0.90

WEIGHTED SHARES OUTSTANDING:
Basic	25,767	21,626	21,489
Diluted	26,033	21,959	21,788

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2002	21,832,344	$187,473	$(75,353)	$(7,496)	$627	$105,251

Proceeds from issuance of shares under employee stock purchase plan	70,728	960				960
Proceeds from exercise of stock options, net	256,304	2,696				2,696
Stock-based compensation expense	2,649	43				43
Non-cash stock-based compensation		(65)				(65)
Tax benefit on options and employee stock purchase plan		263				263
Repurchase of common stock	(933,714)			(15,287)		(15,287)
Comprehensive income:
Net income			19,555			19,555	$19,555
Other comprehensive income:
Short-term investments net of tax expense of $6					10	10	10
Foreign currency translation adjustments net of tax expense of $722					676	676	676
Interest rate swap on long-term debt net of tax benefit of $36					88	88	88

Total comprehensive income:							$20,329

BALANCE, December 31, 2003	21,228,311	191,370	(55,798)	(22,783)	1,401	114,190

Proceeds from common stock offering, net of offering costs of $5,112	3,450,000	81,138				81,138
Proceeds from issuance of shares under employee stock purchase plan	66,126	770				770
Proceeds from exercise of stock options, net	475,784	6,539				6,539
Stock-based compensation expense	3,699	38				38
Tax benefit on options and employee stock purchase plan		1,596				1,596
Valuation of common stock warrants granted		595				595
Net exercise of common stock warrants	3,567
Comprehensive income:
Net income			20,368			20,368	$20,368
Other comprehensive income:
Short-term investments net of tax expense of $8					13	13	13
Foreign currency translation adjustments net of tax expense of $482					770	770	770
Interest rate hedges on long-term debt net of tax expense of $44					69	69	69
Termination of interest rate swap on long-term debt net of tax expense of $36					60	60	60

Total comprehensive income:							$21,280

BALANCE, December 31, 2004	25,227,487	282,046	(35,430)	(22,783)	2,313	226,146

Proceeds from issuance of shares under employee stock purchase plan	82,454	989				989
Proceeds from exercise of stock options, net	323,633	4,559				4,559
Stock-based compensation expense	84,782	340				340
Tax benefit on options and employee stock purchase plan		1,048				1,048
Equity purchase of assets, net of issuance cost of $66	2,057,272	39,969				39,969
Comprehensive income:
Net income			22,272			22,272	$22,272
Other comprehensive income:
Short-term investments net of tax benefit of $4					(6)	(6)	(6)
Foreign currency translation adjustments net of tax benefit of $832					(1,324)	(1,324)	(1,324)
Interest rate hedges on long-term debt net of tax expense of $35					54	54	54

Total comprehensive income:							$20,996

BALANCE, December 31, 2005	27,775,628	$328,951	$(13,158)	$(22,783)	$1,037	$294,047

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:
Net income	$22,272	$20,368	$19,555
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	45,347	35,302	27,006
Amortization of intangible assets	4,556	2,014	138
Amortization of deferred financing fees	785	456	—
Loss on early retirement of debt	—	706	—
Non-cash stock-based compensation	340	38	(65)
Deferred income taxes	14,315	8,597	10,558
Return on equity investments	974	—	—
Other	(312)	(184)	—
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,159)	(1,754)	—
Inventory	2,920	(2,956)	—
Prepaid expenses and other current assets	(2,480)	(4,969)	(542)
Other assets	172	(1,522)	(159)
Accounts payable	880	2,702	(1,047)
Accrued liabilities payable to retailers	12,722	(1,436)	(876)
Accrued liabilities	2,791	3,237	(1,066)

Net cash provided by operating activities	103,123	60,599	53,502
INVESTING ACTIVITIES:
Proceeds from (purchase of) available-for-sale securities	—	24	(352)
Purchase of property and equipment	(43,905)	(42,784)	(24,891)
Acquisition of ACMI, net of cash acquired of $11,505	—	(227,766)	—
Other acquisitions, net of cash acquired of $4,574 and $1,087 in 2005 and 2004, respectively	(20,832)	(8,585)	—
Equity investments	(20,327)	—	—
Proceeds from sale of fixed assets	432	218	27
Purchase of intangible assets	—	—	(783)

Net cash used by investing activities	(84,632)	(278,893)	(25,999)
FINANCING ACTIVITIES:
Proceeds from common stock offering, net of cash paid for offering costs of $4,626	—	81,624	—
Principal payments on long-term debt and capital lease obligations	(3,762)	(59,199)	(27,519)
Borrowings under long-term debt	—	250,000	7,500
Repurchase of common stock	—	—	(15,287)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	5,548	7,309	3,699
Financing costs associated with long-term credit facility	—	(5,459)	—

Net cash provided (used) by financing activities	1,786	274,275	(31,607)
Effect of exchange rate changes on cash	(1,797)	1,142	925

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	18,480	57,123	(3,179)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of year	156,787	99,664	102,843

End of year	$175,267	$156,787	$99,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$11,516	$4,914	$1,486
Cash paid during the period for taxes	1,089	880	1,015
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$2,280	$2,614	$1,001
Common stock issued in conjunction with acquisition, net of issue costs of $66	39,969	—	—
Accrued acquisition costs	—	293	—
Unpaid fees for common stock offering	—	486	—

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

NOTE 1:    ORGANIZATION AND BUSINESS

Description of company:    Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall ™ solutions for the retailers’ front of store consisting of self-service coin counting, electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Video Vending New York, Inc. (d.b.a. “DVDXpress”) and Redbox Automated Retail, LLC (“Redbox”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico and the United Kingdom. As of December 31, 2005, we had a total of approximately 12,800 coin-counting machines installed, approximately 320,000 entertainment services machines installed and over 19,600 locations where our point-of-sale and non-coin-counting kiosks were installed.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries and other entities where we hold a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have estimated the value of our entertainment services coin-in-machine which was approximately $5.0 million and $4.4 million at December 31, 2005 and 2004, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Cash and cash equivalents, cash in machine or in transit, and cash being processed:    We consider all highly liquid securities purchased with a maturity at purchase of three months or less to be cash equivalents.

Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines, cash being processed by carriers, or cash deposits in transit. Cash being processed represents cash which we are obligated to use to settle our accrued liabilities payable to retailers. We have the contractual right and obligation to pick up and process all coins in our machines, although in certain circumstances, we may not be able to immediately access the coins until they have been deposited into one of our regional bank accounts.

Securities available-for-sale:    Our investments are classified as available-for-sale and are stated at fair value. Our available-for-sale securities have maturities of one year or less and are reported at fair value based on quoted market prices and are included in the balance sheet caption “prepaid expenses and other current assets.” Changes in unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Trade accounts receivable:    Trade accounts receivable represents trade receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2005, the amount expensed for uncollectible accounts was approximately $230,000 and the amount charged against the allowance was $220,000. In 2004, the amount expensed for uncollectible accounts was approximately $65,000 and the amount charged against the allowance was $120,000.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, is stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations.

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

Equity investments:    We are accounting for our minority ownership of our investments under the equity method in our consolidated financial statements, of which we received dividends from one of our investments during 2005. During 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. Consumers can rent DVD movies through Redbox self service kiosks for about $1 per day. Our 47.3% interest in this investment includes a conditional consideration agreement to contribute an additional $12.0 million if Redbox achieves certain targets within a one year period. Under certain conditions, based on the terms of the agreement, we may be able to obtain a majority interest in this agreement.

Purchase price allocations:    In connection with our acquisitions of our entertainment and e-payment subsidiaries, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill and intangible assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired which is not being amortized. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. SFAS No. 142 requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed during the quarter ended December 31, 2005, we determined there is no impairment of our goodwill. Goodwill consisted of approximately $136.1 and $134.2 million related to the acquisition of American Coin Merchandising, Inc. (collectively referred to as “ACMI”), $23.2 and $0.0 million related to the acquisition of The Amusement Factory L.L.C. (“Amusement Factory”) and $20.2 and $6.1 million resulting from other acquisitions at December 31, 2005 and 2004, respectively.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisition of ACMI in 2004, Amusement Factory in 2005 and other smaller acquisitions during 2004 and 2005. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives, which range from 3 to 10 years.

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

	Range of Estimated Useful Lives (in years)	Estimated Weighted Average Useful Lives (in years)	December 31,
			(in thousands)
			2005		2004
			Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Retailer relationships	3 - 10	9.25	$45,446	$6,099	$36,229	$1,831
Other identifiable intangible assets	3 - 5	0.14	1,401	609	956	321

Total		9.39	$46,847	$6,708	$37,185	$2,152

Based on identifiable intangible assets recorded as of December 31, 2005, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate future amortization expenses are as follows:

(in thousands)
2006	$5,311
2007	5,279
2008	5,019
2009	4,800
2010	4,298
Thereafter	15,432

$40,139

Impairment of long-lived assets:    Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Revenue recognition:    We recognize revenue as follows:

•	Coin counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as coin-in-machine and is estimated at period end and reported on the balance sheet as cash in machine or in transit and cash being processed. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retail partners for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment revenue and is recorded in our consolidated income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes. In certain instances, we prepay amounts to our retailers, which are expensed over the contract term. The expense is included in depreciation and other in the accompanying consolidated statements of operations and cash flows.

Fair value of financial instruments:    The carrying amounts for cash and cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our term and revolving loans, approximates their carrying amounts. Our interest rate derivative is carried at fair value, which is more fully described in Note 6.

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

Stock-based compensation:    We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recognized for our stock option grants. Certain directors and members of management receive compensation in the form of stock or restricted stock. Unrestricted stock awards are expensed when issued. Restricted stock grants are

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

recorded as unearned compensation measured at the date of grant and recognized as compensation expense on a straight-line basis over the vesting period.

The following illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS No. 123, Accounting for Stock-Based Compensation, to the stock option awards.

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income as reported:	$22,272	$20,368	$19,555
Add:
Total stock-based employee compensation included in the determination of net income as reported, net of tax effect of $133, $26 and $10 in 2005, 2004 and 2003, respectively	207	50	17

Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of tax effect of $2,259, $2,558 and $2,313 in 2005, 2004 and 2003, respectively	(4,588)	(4,827)	(5,053)

Pro forma net income:	$17,891	$15,591	$14,519

Net income per share:
Basic:
As reported	$0.86	$0.94	$0.91
Pro forma	$0.69	$0.72	$0.68
Diluted:
As reported	$0.86	$0.93	$0.90
Pro forma	$0.69	$0.72	$0.68

The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: four to five year expected life from date of grant; annualized stock volatility of 49%, 69% and 72% for 2005, 2004, and 2003, respectively; risk-free interest rates ranging from 2.7% to 4.4%; and no dividends during the expected term.

As required by SFAS No. 123, we determined that the weighted average fair value of options granted during 2005, 2004 and 2003 was $11.07, $10.99 and $11.10, respectively. The income tax benefit from stock compensation in excess of amounts recognized for financial reporting purposes is credited to additional paid-in capital.

Income taxes:    Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

Research and development:    Costs incurred for research and development activities are expensed as incurred. Software costs developed for internal use are accounted for under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Recent accounting pronouncements:    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses the accounting for stock options and other stock-based compensation. SFAS 123(R) eliminates the option of accounting for employee stock options using the intrinsic value provisions of APB Opinion No. 25 and related interpretations, and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. In April 2005, the SEC delayed the effective date of SFAS 123(R) until January 1, 2006 for calendar year companies. Accordingly, beginning January 1, 2006, we will expense the fair value of all stock-based compensation over the vesting period of the related equity instrument. In addition, SFAS 123(R) will require the Company to reflect the tax savings resulting from tax deductions in excess of expense reflected in its financial statements as a financing cash flow, which will impact the Company’s future reported cash flows from operating activities. Our employee stock-based compensation plans include stock options and restricted stock awards. Stock-based compensation expense amounts recognized going forward will be based on the unvested options and awards granted prior to January 1, 2006, and impacted by future grants and modifications. The impact of adoption of SFAS 123(R) on our results of operations may vary greatly depending on the number of stock options and restricted stock awards granted and the future price of our common stock. However, management currently anticipates that, based on a range of estimated prices of our common stock and current expectations of the number of shares that may be awarded, stock-based compensation expense during the year ending December 31, 2006 will be similar to our current and prior period proforma disclosures.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143, which requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if reasonably estimable. We adopted the provisions of FIN No. 47 in the fourth quarter of fiscal 2005, which did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications:    Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

NOTE 3: ACQUISITIONS

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values and estimates from third-party consultants. During the allocation period, certain purchase accounting adjustments related to the American Coin Merchandising, Inc. (collectively referred to as “ACMI”) acquisition were made in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations. These adjustments related to refinement of income tax and other liability estimates made during the initial purchase price allocation and increased goodwill by approximately $2.0 million. We have completed the allocation phase of this acquisition.

Amusement Factory:    During the fourth quarter of 2005, we acquired substantially all of the assets and assumed certain operating liabilities, excluding existing debt, of Amusement Factory for $36.5 million in shares of Coinstar common stock, including cash acquired of $0.7 million. In addition to the purchase price, we incurred approximately $0.5 million in transaction costs including amounts relating to legal and accounting charges. The results of operations of Amusement Factory from November 1, 2005, to December 31, 2005, are included in our statements of operations.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Amusement Factory was the second largest operator of entertainment services in the United States with a complete line of amusement vending services for retailers including skill-crane machines, bulk vending, kiddie rides and video games in over 16,000 locations. Amusement Factory distributes its equipment to mass merchants, supermarkets, restaurants, entertainment centers, dollar stores and other distribution channels. We acquired Amusement Factory in order to strengthen our market position, expand the scope of our retail relationships and enhance operational efficiencies in our entertainment services line of business.

Of the total purchase price, $23.2 million was allocated to goodwill, which will not be amortized, and $5.0 million represented the value of the intangible assets which will be amortized over 10 years. All assets and liabilities were valued at their fair values at acquisition date.

DVDXpress:    On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. The unpaid balance of the loan will bear interest at an annual rate equal to LIBOR plus three percent. As of December 31, 2005, DVDXpress has drawn down $3.5 million on this credit facility. Additionally, on December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated DVDXpress, based on fair values, into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

ACMI Holdings, Inc.:    On July 7, 2004, we acquired ACMI for $235.0 million. As part of this acquisition, we acquired cash totaling $11.5 million. The acquisition was effected pursuant to the “Agreement and Plan of Merger” dated May 23, 2004 between ACMI and Coinstar. In addition to the purchase price, we incurred $4.3 million in transaction costs, including investment banking fees and amounts relating to legal and accounting charges. The results of operations of ACMI since July 7, 2004 are included in our statement of operations.

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

The total purchase consideration was allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values as summarized below. The accounting for the purchase price was preliminary during the allocation period which ended upon the anniversary of the transaction. Adjustments were made based on our final analysis of the fair value of assets acquired and liabilities assumed. The following condensed balance sheet data presents the final determination of fair value of the assets acquired and liabilities assumed.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

The following condensed balance sheet data presents the final determination of fair value of the assets acquired and liabilities assumed.

(in thousands)
Assets acquired:
Cash and cash equivalents	$11,505
Trade accounts receivable	910
Inventories	19,471
Prepaid expenses and other assets	4,022
Property and equipment	58,007
Other assets	3,631
Intangible assets	34,400
Goodwill	136,126

268,072

Liabilities assumed:
Accounts payable	15,925
Accrued liabilities	12,852

Total consideration	$239,295

Goodwill of approximately $136.1 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, is not being amortized, consistent with the guidance in SFAS 142. Of this amount, approximately $39.0 million is deductible for tax purposes. A third-party consultant used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
	(In thousands, except years)
Intangible assets:
Retailer relationships	$34,200	10.00	9.94
Internal use software	200	3.00	0.02

Total	$34,400		9.96

Based on identified intangible assets above and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will approximate $3.4 million each year through July, 2014.

NOTE 4:    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31:

	2005	2004
	(in thousands)
Coin, entertainment and e-payment machines	$307,834	$261,908
Computers	6,962	9,931
Office furniture and equipment	4,332	3,826
Vehicles	6,549	5,569
Leasehold improvements	2,290	1,326

	327,967	282,560
Accumulated depreciation and amortization	(179,473)	(151,293)

	$148,494	$131,267

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

During 2005, there have been no significant changes in our business, nor any changes in events or circumstances that would suggest the carrying value of fixed assets have changed, or warrant testing for recoverability or impairment. In the first and second quarter of 2004, as a result of our evaluation, we recorded a charge of approximately $1.9 million for the write down of the first generation hardware of our prepaid services. This charge, which related primarily to our North American operating segment, is reported in the line item titled, depreciation and other, of our consolidated statements of operations.

NOTE 5:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2005	2004
	(in thousands)
Payroll related expenses	$7,430	$6,716
Interest payable	2,998	2,129
Income taxes payable	42	1,020
Business taxes	2,227	1,699
Service contract providers	2,964	2,445
Marketing	2,177	689
Accrued medical insurance	1,742	1,515
Other	7,361	6,200

	$26,941	$22,413

NOTE 6:    LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2005	2004
	(in thousands)
Term loan	$205,764	$207,853
Long-term note payable	—	55

	205,764	207,908
Less current portion	(2,089)	(2,089)

Long-term debt	$203,675	$205,819

Credit facility:    On July 7, 2004, we entered into a senior secured credit facility to provide for the financing of our acquisition of ACMI. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of December 31, 2005, no amounts were outstanding under the revolving credit facility and our original term loan balance of $250.0 million had been reduced to $205.8 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At December 31, 2005, our interest rate on this facility was 6.1%. On January 7, 2006, due to increases in the LIBOR rate, our interest rate was adjusted to 6.55%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2005, we were in compliance with all covenants.

Quarterly principal payments on the term loan of $0.5 million terminate on March 31, 2011. The remaining principal balance of $194.8 million will be due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

Principal payments:    As of December 31, 2005, scheduled principal payments on our long-term debt are as follows:

(in thousands)
2006	$2,089
2007	2,089
2008	2,089
2009	2,089
2010	2,089
Thereafter	195,319

$205,764

Interest rate hedge:    On September 23, 2004 we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires after three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

We have recognized the fair value of the interest rate cap and floor as an asset of $0.2 million and $0.1 million at December 31, 2005 and 2004, respectively. Any change in the fair value of the interest rate cap and floor is reported in accumulated other comprehensive income. Because the critical terms of the interest rate cap and floor and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

NOTE 7:    EARLY RETIREMENT OF DEBT

In connection with our December 20, 2004 stock issuance of 3,450,000 shares, we used some of the net proceeds to retire a portion of our outstanding principal balance on our term debt. On December 21, 2004, we retired $41.0 million of our term debt facility. We wrote off approximately $0.7 million of deferred financing fees associated with this retirement of debt.

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

On March 2, 2004 we terminated an interest rate swap. We originally entered into this swap on July 26, 2002, in order to manage our exposure to interest rate and cash flow changes related to our floating interest rate debt. The notional principal amount of the swap was $10.0 million. In 2004 we recognized approximately $67,000 as interest expense on our income statement to terminate this interest rate swap.

NOTE 8:    COMMITMENTS

Lease commitments:    Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009. In connection with our acquisitions of Amusement Factory and ACMI, we assumed the leases for their respective corporate headquarters. See discussion in Note 18, Related Party Transactions.

In addition, we have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 36 to 60 months at imputed interest rates that range from 3.0% to 16.0%. Assets under capital lease obligations aggregated $6.2 million and $5.2 million, net of $2.5 million and $2.1 million of accumulated amortization, at December 31, 2005 and 2004, respectively.

A summary of our minimum lease obligations at December 31, 2005 is as follows:

	Capital Leases	Operating Leases*
	(in thousands)
2006	$2,133	$8,191
2007	1,575	5,957
2008	1,029	2,720
2009	350	1,801
2010	48	460
Thereafter	—	904

Total minimum lease commitments	5,135	$20,033

Less amounts representing interest	(830)

Present value of lease obligation	4,305
Less current portion	(1,761)

Long-term portion	$2,544

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Rental expense on our operating leases was $11.0 million, $4.9 million and $1.4 million for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase commitments:    We have entered into certain purchase agreements with suppliers of our machines, which result in total purchase commitments of $8.6 million for 2006.

Letters of credit:    As of December 31, 2005, we had nine irrevocable letters of credit that totaled $16.4 million. These standby letters of credit, which expire at various times through December 31, 2006, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit and have an agreement with Bank of America to automatically renew one of the letters of credit, in three-month increments, through December 31, 2006. As of December 31, 2005, no amounts were outstanding under these standby letter of credit agreements.

NOTE 9:    STOCKHOLDERS’ EQUITY

Treasury stock:    Under the terms of our credit agreement entered into on July 7, 2004, our board of directors approved a stock repurchase program authorizing purchases of up to $3.0 million of common stock, plus additional amounts equal to proceeds received subsequent to July 7, 2004 from option exercises or other equity purchases under our equity compensation plans, in open market or private transactions. As of December 31, 2005, the additional amounts equal to the proceeds received from option exercises or other equity purchases under our current board approval totaled approximately $10.6 million. We have not repurchased any shares under our current authority from the board. Under our previous credit facility, we had the authority to repurchase up to $30.0 million, plus the proceeds from option exercises or other equity purchases. No repurchases of shares were made in 2005 or 2004. In 2003, we repurchased 933,714 shares of our common stock for $15.3 million.

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

NOTE 11:    STOCK-BASED COMPENSATION PLANS

Stock options and awards:    During 2005, we granted options to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”), which generally vest over 4 years and expire after 5 years. Additionally, we granted restricted stock awards to certain officers under the 1997 Plan, which vest annually over 4 years. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 6,517,274 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.70 to $32.48 per share, which represented fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering. We did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

The price ranges of all options exercised were $0.70 to $23.30 in 2005, $0.70 to $25.84 in 2004 and $0.40 to $18.93 in 2003. At December 31, 2005, there were 4,295,070 shares of unissued common stock reserved for issuance under all the Stock Plans of which 1,638,373 shares were available for future grants. The numbers of common stock options under the plans are as follows as of December 31:

	2005		2004		2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Number of common shares under option:
Outstanding, beginning of year	2,442,995	$19.23	2,310,490	$18.43	2,692,054	$17.91
Granted	846,600	23.35	763,825	18.79	187,038	19.16
Exercised	(324,082)	14.09	(477,506)	13.90	(272,114)	10.92
Canceled or expired	(308,816)	22.36	(153,814)	21.46	(296,488)	21.12

Outstanding, end of year	2,656,697	20.81	2,442,995	19.23	2,310,490	18.43

Exercisable, end of year	1,437,546	19.77	1,359,268	18.63	1,465,062	16.77

The following table summarizes information about common stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at December 31, 2005	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at December 31, 2005	Weighted average exercise price
$ 0.70 – $18.19	682,918	6.12	$15.50	465,738	$14.32
18.20 – 21.24	672,482	6.70	19.99	444,451	20.87
21.25 – 23.30	640,569	5.87	22.97	382,467	23.04
23.31 – 24.90	551,557	7.13	24.36	57,019	23.91
24.91 – 32.48	109,171	6.55	28.45	87,871	29.09

	2,656,697	6.43	20.81	1,437,546	19.77

Restricted stock awards:    During 2005, the Company granted 85,050 restricted stock awards with a weighted average fair value of $24.49 per share, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to restricted stock awards totaled $296,000 in 2005.

Stock purchase plan:    In March 1997, we adopted the Employee Stock Purchase Plan (the “ESPP”) under Section 423(b) of the Internal Revenue Code. Under the ESPP, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The total number of shares reserved for issuance

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

under this plan is 600,000. Eligible employees may participate through payroll deductions in amounts related to their basic compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During 2005, 2004 and 2003 stock purchases totaling $989,000, $770,000 and $960,000, respectively, were made as a result of payroll deductions from employees. Actual shares purchased by participating employees in 2005, 2004 and 2003 totaled 82,454, 66,126 and 70,728 at an average price of $11.99, $11.65 and $13.58, respectively. As of December 31, 2005, we no longer have an Employee Stock Purchase Plan, as the plan period ended July 31, 2005 and was not renewed.

NOTE 12:    INCOME TAXES

The components of income (loss) before income taxes were as follows:

	December 31,
	2005	2004	2003
	(in thousands)
U.S. operations	$36,903	$27,480	$28,087
Foreign operations	(404)	3,057	3,041

Total income before income taxes	$36,499	$30,537	$31,128

The components of income tax expense (benefit) were as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Current:
U.S. Federal	$506	$382	$600
State and local	37	170	400
Foreign	(631)	1,020	15

Total current	(88)	1,572	1,015
Deferred:
U.S. Federal	11,899	7,817	9,883
State and local	2,059	1,360	675
Foreign	357	(580)	—

Total deferred	14,315	8,597	10,558

Total tax expense	$14,227	$10,169	$11,573

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

	December 31,
	2005	2004	2003
U.S. federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.7%	3.4%	3.6%
Non-deductible foreign expenses	—	—	0.5%
Other	0.3%	0.2%	0.9%
Change in valuation allowance for deferred tax asset	—	(1.9)%	(1.8)%
Recognition of net deferred tax assets at an adjusted rate	—	(3.4)%	(1.0)%

	39.0%	33.3%	37.2%

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

We paid net income tax payments to other federal, state and foreign agencies of $1.1 million, $0.9 million and $1.0 million in 2005, 2004 and 2003, respectively.

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes. Future tax benefits for net operating loss and tax credit carryforwards are also recognized to the extent that realization of such benefits is more likely than not. Significant components of our deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$43,656	$50,726
Credit carryforwards	1,874	1,471
Accrued liabilities and allowances	2,855	3,487
Inventory capitalization	—	538
Other	191	249

Total deferred tax assets	48,576	56,471
Deferred tax liabilities:
Property and equipment	(13,259)	(10,542)
Intangible assets	(10,447)	(9,338)
Inventory capitalization	(1,108)	—
State taxes	(1,047)	(1,575)
Other	—	(303)

Total deferred tax liabilities	(25,861)	(21,758)

Net deferred tax asset	$22,715	$34,713

At December 31, 2005, we had approximately $107.3 million of net operating losses and $0.5 million of credit carryforwards that expire from the years 2006 to 2025. We also have minimum tax credit carryforwards of approximately $1.4 million which are available to reduce future federal regular income taxes, if any, over an indefinite period. During 2005 and 2004 we acquired $35.2 million in operating loss carryforwards in two business combinations which are subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

In determining our fiscal 2005, 2004 and 2003 tax provisions under SFAS No. 109, Accounting for Income Taxes, management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. In 2004, management determined to eliminate the valuation allowance on our foreign operations because current operations indicate that realization of the related deferred tax assets was more likely than not. The net change in the valuation allowance during the years ended December 31, 2005, 2004 and 2003 was $0.0 million, $(0.6) million and $(0.8) million, respectively.

The income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes at December 31, 2005, 2004 and 2003 credited to additional paid-in capital was approximately $1.0 million, $1.6 million and $0.3 million, respectively.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Numerator:
Net income	$22,272	$20,368	$19,555

Denominator:
Weighted average shares for basic calculation	25,767	21,626	21,489
Warrants	—	—	2
Incremental shares from employee stock options	266	333	297

Weighted average shares for diluted calculation	26,033	21,959	21,788

For the years ended December 31, 2005, 2004 and 2003, options to acquire 1.2 million, 1.3 million and 2.0 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 14:    RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $841,000, $787,000 and $898,000 to the plan for the years ended December 31, 2005, 2004 and 2003, respectively.

We also maintain a 401(k) profit sharing plan, which covers substantially all of the employees of our ACMI subsidiary. Employees are permitted to contribute up to 15% of their eligible compensation. We make contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $611,000 for the year ended December 31, 2005, and $349,000 for the period July 7, 2004 (acquisition date) through December 31, 2004.

NOTE 15:    TERMINATION OF SUPPLIER RELATIONSHIP

Through April 1999, Scan Coin AB of Malmo, Sweden, was our sole source provider of our coin-counting devices. Coinstar and Scan Coin have been in a contract dispute since September 1998, at which time Scan Coin

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

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

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Revenue:
North American	$438,482	$289,485	$165,274
International	21,257	17,615	10,862

Total revenue	$459,739	$307,100	$176,136

Net income:
North American business	$22,402	$17,311	$16,513
International business	(130)	3,057	3,042

Total net income	$22,272	$20,368	$19,555

	December 31,
	2005	2004
	(in thousands)
Total assets:
North American business	$632,949	$535,864
International business	26,835	25,886
Intercompany eliminations	(16,383)	(14,616)

Total assets	$643,401	$547,134

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment service revenue separate from revenue generated from our entertainment services business. Revenue for these two product lines is as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Revenue:
Coin-counting and e-payment services	$220,675	$196,026	$176,136
Entertainment services	239,064	111,074	—

Total revenue	$459,739	$307,100	$176,136

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Year ended December 31,
	2005	2004	2003
Wal-Mart, Inc.	25.3%	20.9%	3.4%
The Kroger Company	10.5%	14.7%	22.3%
Albertson’s, Inc.	7.3%	9.1%	11.8%

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

NOTE 18:    RELATED PARTY TRANSACTIONS

Randall J. Fagundo, President of our entertainment services subsidiaries, is a member of a limited liability company which has agreed to lease to Coinstar a 31,000 square foot building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at monthly rental

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

payments ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Levine Investments Limited Partnership (“Levine Investments”), a shareholder of Coinstar, has agreed to lease to Coinstar three buildings located in Arlington Heights, Illinois, Van Nuys, California and Chandler, Arizona. The terms of these agreements, commencing November 1, 2005, provide for monthly rental payments ranging from $16,250 to $22,000, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. These leases expire at various times through November 1, 2007. We believe that the terms of these leases are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $1.8 million and $1.2 million of our accounts receivable balance is due from a related party of our e-payment subsidiary, as of December 31, 2005 and 2004, respectively. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.