Form 10-Q
period 2006-03-31
COINSTAR INC
filed 2006-05-03
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22555

COINSTAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer  ☐             Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 14, 2006
Common Stock, $0.001 par value	27,875,883

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,717	$45,365
Cash in machine or in transit	54,572	60,070
Cash being processed	57,177	69,832
Trade accounts receivable, net of allowance for doubtful accounts of $630 and $469 at March 31, 2006 and December 31, 2005, respectively	9,407	9,046
Inventory	32,755	31,234
Deferred income taxes	17,329	17,330
Prepaid expenses and other current assets	9,125	11,020

Total current assets	221,082	243,897
PROPERTY AND EQUIPMENT, NET	153,256	148,811
DEFERRED INCOME TAXES	2,444	5,385
OTHER ASSETS	5,130	5,392
EQUITY INVESTMENTS	19,904	19,966
INTANGIBLE ASSETS, NET	38,821	40,139
GOODWILL	184,265	179,811

TOTAL ASSETS	$624,902	$643,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,455	$34,760
Accrued liabilities payable to retailers	64,509	77,175
Other accrued liabilities	23,129	26,941
Current portion of long-term debt and capital lease obligations	7,331	3,850

Total current liabilities	130,424	142,726
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	194,419	206,628

Total liabilities	324,843	349,354
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2006 or 2005	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,054,716 and 29,008,842 shares issued and 27,806,802 and 27,775,628 shares outstanding at March 31, 2006 and December 31, 2005, respectively	330,961	328,951
Accumulated deficit	(8,979)	(13,158)
Treasury stock	(23,165)	(22,783)
Accumulated other comprehensive income	1,242	1,037

Total stockholders’ equity	300,059	294,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$624,902	$643,401

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Month Periods Ended March 31,
	2006	2005
REVENUE	$126,032	$105,585
EXPENSES:
Direct operating	86,299	72,880
Marketing	924	957
Research and development	1,241	1,309
General and administrative	12,766	8,592
Depreciation and other	12,859	10,806
Amortization of intangible assets	1,327	1,031

Income from operations	10,616	10,010
OTHER INCOME (EXPENSE):
Interest income and other, net	471	326
Interest expense	(3,732)	(2,850)
Income from equity investments	191	162
Early retirement of debt	(238)	—

Income before income taxes	7,308	7,648
Income taxes	(3,129)	(2,980)

NET INCOME	$4,179	$4,668

NET INCOME PER SHARE:
Basic	$0.15	$0.18
Diluted	$0.15	$0.18
WEIGHTED SHARES OUTSTANDING:
Basic	27,716	25,272
Diluted	27,987	25,665

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Three Month Period Ended March 31, 2006

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2005	27,775,628	$328,951	$(13,158)	$(22,783)	$1,037	$294,047
Proceeds from exercise of stock options, net	49,211	708				708
Stock-based compensation expense		1,388				1,388
Restricted stock awards, withheld for taxes	(3,771)	(91)				(91)
Other	434	5				5
Treasury stock purchase	(14,700)			(382)		(382)
Comprehensive income:
Net income			4,179			4,179	$4,179
Other comprehensive income :
Short term investments, net of tax benefit of $5					(4)	(4)	(4)
Foreign currency translation adjustments, net of tax expense of $82					117	117	117
Interest rate hedge on long-term debt, net of tax expense of $58					92	92	92

Total comprehensive income							$4,384

BALANCE, March 31, 2006	27,806,802	$330,961	$(8,979)	$(23,165)	$1,242	$300,059

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Month Periods Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$4,179	$4,668
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	12,859	10,806
Amortization of intangible assets	1,327	1,031
Amortization of deferred financing fees	191	175
Loss on early retirement of debt	238	—
Non-cash stock-based compensation	1,388	73
Deferred income taxes	2,797	2,896
Income from equity investments	(191)	(162)
Return on equity investments	288	219
Other	(86)	(12)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(184)	658
Inventory	(1,679)	(2,598)
Prepaid expenses and other current assets	1,453	1,333
Other assets	(115)	87
Accounts payable	613	3,581
Accrued liabilities payable to retailers	(12,883)	(6,121)
Other accrued liabilities	(5,496)	(3,562)

Net cash provided by operating activities	4,699	13,072
INVESTING ACTIVITIES:
Purchase of property and equipment	(7,417)	(13,809)
Acquisitions, net of cash acquired of $0 in 2006 and 2005	(2,670)	(1,469)
Proceeds from sale of fixed assets	—	29

Net cash used by investing activities	(10,087)	(15,249)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(17,946)	(898)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	708	684
Repurchase of common stock	(382)	—

Net cash used by financing activities	(17,620)	(214)
Effect of exchange rate changes on cash	207	(414)

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(22,801)	(2,805)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	175,267	156,787

End of period	$152,466	$153,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,771	$2,841
Cash paid during the period for taxes	165	84
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$8,569	$790
Common stock issued in conjunction with acquisition, net of issue costs of $26 in 2005	—	1,208
Accrued acquisition costs	1,793	123

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended March 31, 2006 and 2005

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall ™ solutions for the retailers’ storefronts consisting of self-service coin counting, electronic payment (“e-payment”) services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Video Vending New York, Inc. (d.b.a. “DVDXpress”) and Redbox Automated Retail, LLC (“Redbox”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico and the United Kingdom. As of March 31, 2006, we had a total of approximately 13,000 coin-counting machines installed, over 296,000 entertainment services machines installed and over 19,600 locations where our point-of-sale and non-coin-counting kiosks were installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC. The results of operations for the three month period ended March 31, 2006 is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

We have estimated the value of our entertainment services coin-in-machine which was approximately $5.5 million and $5.0 million at March 31, 2006 and December 31, 2005, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Stock-based compensation: Effective January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) using the modified–prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the modified-prospective transition method, results for prior periods have not been restated.

Prior to the January 1, 2006 adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense was recognized for our stock-based compensation.

The following table illustrates the effect on net income and net income per share for the three month period ended March 31, 2005, had we applied the fair value recognition provision of SFAS 123, to the stock option awards. Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

Three Month Period Ended March 31, 2005 (Pro Forma)
(in thousands except per share data)
Net income as reported:	$4,668
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of taxes of $28	45
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of taxes of $551	(1,285)

Pro forma net income:	$3,428

Net income per share:
Basic:
As reported	$0.18
Pro forma	0.14
Diluted:
As reported	$0.18
Pro forma	0.14

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 was $1.4 million before income taxes. The related deferred tax asset for non-qualified stock options was approximately $0.4 million as of March 31, 2006. No amount of stock based compensation expense was capitalized as part of the carrying cost of our assets.

Options granted are valued using the single option valuation approach. SFAS 123(R) requires that stock based compensation expense be recognized only for those options and awards expected to vest. Therefore, stock based compensation expense for the three month period ended March 31, 2006 has been reduced for estimated forfeitures. Forfeitures are estimated at the date of grant based on our historical experience and expectations of future behavior. Prior to adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The fair value for stock awards was estimated using the BSM option valuation model with the following weighted average assumptions for the three months ended March 31, 2006 and 2005, respectively.

	Three Month Periods Ended March 31,
	2006	2005 (Pro Forma)
Expected term (in years)	3.6	5.0
Expected stock price volatility	47%	54%
Risk-free interest rate	4.4%	3.7%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$9.89	$12.07

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for the related vesting periods. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

The following table presents the impact of our adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the three months ended March 31, 2006.

	Three Month Periods Ended March 31,
	As Reported Following SFAS 123(R)	If Reported Following APB 25
	(in thousands except per share data)
Condensed consolidated statement of operations:
Income from operations	$10,616	$12,004
Income before taxes	7,308	8,696
Net income	4,179	5,180

Net income per share:
Basic	$0.15	$0.19
Diluted	$0.15	$0.19

Prior to the adoption of SFAS 123(R) we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis.

Recent accounting pronouncements: In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the tax Effect of Share-Based Payment Awards (“FSP 123R-3”). This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We have up to one year from the effective date of FSP 123(R)-3 to make a one-time election to adopt the transition method. We are currently evaluating these alternative methods.

Reclassifications: Certain reclassifications have been made to the prior period balances to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	March 31, 2006	December 31, 2005
	(in thousands)
Coin, entertainment and e-payment machines	$313,236	$308,151
Computers	7,295	6,962
Office furniture and equipment	4,705	4,332
Vehicles	14,234	6,549
Leasehold improvements	2,294	2,290

	341,764	328,284
Accumulated depreciation and amortization	(188,508)	(179,473)

	$153,256	$148,811

In March 2006 one of our existing vehicle lease agreements was amended, resulting in a change of classification of the lease from operating to capital. Non-cash purchases of vehicles financed by capital lease obligations related to this amendment resulted in the capitalization of approximately $7.5 million.

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Three Month Periods Ended March 31,
	2006	2005
	(in thousands)
Net income	$4,179	$4,668
Other comprehensive income (loss)	205	(139)

Total comprehensive income	$4,384	$4,529

NOTE 4: STOCK-BASED COMPENSATION PLANS

Stock options and awards: Stock options and awards are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded since 2005 vest annually over 4 years and expire after 5 years. Prior to 2005, options awarded generally vest over 4 years and expire after 10 years. We issue new shares of common stock upon exercise of stock options.

A summary of stock option activity during the three month period ended March 31, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2005	2,656,697	$20.81
Granted	147,696	24.84
Exercised	(49,211)	14.38
Cancelled, expired or forfeited	(15,687)	21.66

Outstanding, March 31, 2006	2,739,495	21.14	6.15	$13,076

Exercisable, March 31, 2006	1,568,170	20.26	6.08	$8,867

As of March 31, 2006, total unrecognized stock based compensation expense related to unvested stock options was approximately $8.9 million. This expense is expected to be recognized over a weighted average period of approximately 26 months. During the three month period ended March 31, 2006, the total intrinsic value of stock options exercised was approximately $560,000.

Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.70 to $32.48 per share, which represented market value at the date of grant and our best estimate of market value for grants issued prior to our initial public offering. Prior to the adoption of SFAS 123(R) on January 1, 2006, we did not recognize any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

At March 31, 2006, there were 4,245,425 shares of unissued common stock reserved for issuance under all the stock plans of which 1,505,930 shares were available for future grants. The following table summarizes information about common stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at March 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at March 31, 2006	Weighted average exercise price
$ 0.70 – $18.19	638,253	5.97	$15.68	449,426	$14.70
18.20 – 21.24	672,409	6.45	19.99	474,002	20.25
21.25 – 23.30	622,838	5.63	22.97	429,326	23.02
23.31 – 24.90	684,511	6.48	24.44	124,933	24.42
24.91 – 32.48	121,484	6.14	28.11	90,483	29.01

	2,739,495	6.15	21.14	1,568,170	20.26

Restricted stock awards: Restricted stock awards are granted to certain officers under the 1997 Plan, which vest annually over 4 years. No restricted stock awards were granted, exercised or cancelled during the three month period ended March 31, 2006. During 2005, the Company granted 85,050 restricted stock awards with a weighted average fair value of $24.49 per share, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to restricted stock awards totaled approximately $93,500 for the three month period ended March 31, 2006.

As of March 31, 2006, total unrecognized stock based compensation expense related to unvested restricted stock awards was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of approximately 39 months. During the three month period ended March 31, 2006, the total fair value of restricted stock awards vested was approximately $300,000.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Month Periods Ended March 31,
	2006	2005
	(in thousands)
Numerator:
Net income	$4,179	$4,668

Denominator:
Weighted average shares for basic calculation	27,716	25,272
Incremental shares from employee stock options and unvested restricted stock awards	271	393

Weighted average shares for diluted calculation	27,987	25,665

For the three month periods ended March 31, 2006 and 2005, options and unvested restricted stock awards to acquire 1.2 million and 0.5 million shares of common stock, respectively, were excluded from the computation of dilutive net income per common share because their impact would be antidilutive.

NOTE 6: BUSINESS SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are organized into two reportable business segments: the North American business (which includes the United States, Canada, Mexico and Puerto Rico), and our International business (which includes the United Kingdom). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill arising from our acquisitions has been allocated to the North American segment.

	Three Month Periods Ended March 31,
	2006	2005
	(in thousands)
Revenue:
North American business	$121,006	$100,835
International business	5,026	4,750

Total revenue	$126,032	$105,585

Net income:
North American business	$3,333	$3,733
International business	846	935

Total net income	$4,179	$4,668

	March 31, 2006	December 31, 2005
	(in thousands)
Total assets:
North American business	$615,971	$632,949
International business	25,297	26,835
Intercompany eliminations	(16,366)	(16,383)

Total assets	$624,902	$643,401

Currently, we do not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Three Month Periods Ended March 31,
	2006	2005
Revenue:
Coin-counting and e-payment services	$54,609	$48,327
Entertainment services	71,423	57,258

Total revenue	$126,032	$105,585

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Three Month Periods Ended March 31,
	2006	2005
Wal-Mart, Inc.	28.5%	28.8%
The Kroger Company	10.4%	10.2%

NOTE 7: RELATED PARTY TRANSACTIONS

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

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Risk Factors” and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; e-payment services such as stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. Due to our recent strategic investments in DVDXpress and Redbox, we are now able to offer self-service DVD kiosks where consumers can rent or purchase movies. These products and services are convenient, reliable, safe and fun. Providing a combination of 4th Wall products and services greatly expands our opportunity to cross-sell these products and services. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 270 billion coins worth more than $13.5 billion in more than 385 million self-service coin-counting transactions. We now own and operate approximately 13,000 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom and more than 296,000 entertainment services machines in the United States, Puerto Rico and Mexico. We also utilize more than 19,600 point-of-sale terminals and non-coin-counting kiosks for e-payment services in the United States and the United Kingdom. In addition, approximately 6,100 of our 13,000 coin-counting machines are e-payment enabled.

Our strategy, embodied in our 4th Wall concept, is based on cross-selling our full range of products and services to retailers in each of our historically separate products and services. In addition, we believe that we will increase operating efficiencies by combining and concentrating our products and services in our retail partners’ storefronts. While the entertainment services market is relatively mature and has experienced slow growth, we believe that we have significant opportunities in combining it with self-service coin counting, e-payment services and DVD kiosks.

We expect to continue devoting significant resources to building our sales organization in connection with our 4th Wall cross-selling strategy, adding administrative personnel to support our growing organization and developing the information technology systems and infrastructure necessary to support our products and services. We expect to continue evaluating new marketing and promotional programs to increase consumer utilization of our services as well as further expand our product research and development efforts.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico and the United Kingdom. We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2005, consumers processed more than $2.3 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each coin to cash transaction. In certain cases, when an e-payment product is issued instead of a voucher, the consumer does not pay a fee.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which total over 296,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient, fun and trouble free service to retailers and consumers.

E-payment services

We estimate that the e-payment services market is approximately $5.0 billion in the United States. We offer e-payment services, including loading prepaid wireless accounts, loading and reloading stored value cards, loading and reloading prepaid MasterCard® cards and prepaid phone cards and providing payroll card services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. We generate revenue for ourselves and pay our retail partners a fee through our commissions earned on the sales of e-payment services.

Results of Operations

Certain reclassifications have been made to prior period balances to conform with current period presentation.

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Three Month Periods Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Expenses:
Direct operating	68.5	69.0
Marketing	0.7	0.9
Research and development	1.0	1.3
General and administrative	10.1	8.1
Depreciation and other	10.2	10.2
Amortization of intangible assets	1.1	1.0

Income from operations	8.4%	9.5%

Three Month Periods Ended March 31, 2006 and 2005

Revenue

Revenue increased to $126.0 million in the three months ended March 31, 2006 from $105.6 million for the comparable 2005 period. Our revenue grew as a result of two primary factors, the acquisition of additional entertainment and e-payment subsidiaries during 2005 and an increase in coin-counting activity due to a greater number of installed machines, and increased trial and repeat usage.

Revenue for our coin and e-payment services increased from $48.3 million for the three months ended March 31, 2005, to $54.6 million for the three months ended March 31, 2006, or 13.0% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $570 million during the three months ended March 31, 2006 from approximately $530 million for the comparable 2005 period. The installed base of coin-counting machines increased to approximately 13,000 at March 31, 2006, from approximately 12,200 machines at March 31, 2005.

Entertainment services revenue during the three months ended March 31, 2006 was $71.4 million. Adjusting for the timing of our acquisitions, entertainment revenues decreased slightly from comparable periods. We believe this is due to the maturity of this industry as well as lack of increased foot traffic at our retail partners’ locations. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 70% of our entertainment revenue, and bulk vending equipment installed in retail locations. Our installed base of entertainment services machines consists of over 296,000 machines at March 31, 2006.

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

For entertainment services, these expenses consist primarily of (1) the fees we pay our retail partners as commissions, (2) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (3) field operations support and related expenses.

Direct operating expenses increased to $86.3 million in the three months ended March 31, 2006 from $72.9 million in the comparable prior year period. As the majority of our direct operating expenses are variable expenses, these expenses increased primarily due to our increased revenues during the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. Additionally, as of January 1, 2006, we adopted SFAS 123(R) which requires us to expense stock option compensation. Approximately $254,000 of stock compensation expense has been recognized as direct operating expense during the first three months of 2006. Direct operating expenses as a percentage of revenue decreased to 68.5% in the three months ended March 31, 2006, from 69.0% in the same period of 2005. As we continue integrating our various business operations, we expect to realize ongoing operating expense efficiencies during 2006.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch new services as well as existing services in new regional markets.

Marketing expenses decreased slightly to $0.9 million in the three months ended March 31, 2006 from $1.0 million in the three months ended March 31, 2005. We have been directing most of our advertising dollars toward regional broadcasting and promotions as we introduce e-payment features on our coin-counting machines and other e-payment product channels like our gift card mall offerings. Our regional introduction of e-payment products enables us to use cost effective regional marketing strategies rather than more expensive national marketing campaigns. This directed marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Since revenues increased significantly and our marketing expenditures decreased, marketing as a percentage of revenue decreased to 0.7% in the three months ended March 31, 2006 from 0.9% in the comparable prior year period.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Research and development expenses decreased slightly to $1.2 million in the three months ended March 31, 2006 from $1.3 million in the comparable prior year period due to ongoing cost containment measures and timing of expenditures. Research and development expenses represent expenditures to support research and development to design complementary new product ideas to enhance our existing products and services, primarily on our coin-counting machines. We intend to continue to invest in research and development. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.0% for the three months ended March 31, 2006 from 1.3% in the comparable prior year period.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $12.8 million for the three months ended March 31, 2006 from $8.6 million in the comparable prior year period. General and administrative expenses increased due to several factors including the adoption of SFAS 123(R) on January 1, 2006, acquisitions of businesses after the first quarter of 2005 and higher consulting costs related to Sarbanes-Oxley internal control compliance during 2006. Approximately $1.4 million of stock compensation expense has been recognized during the first quarter of 2006, $1.0 million of this expense has been allocated to general and administrative expense. General and administrative expenses as a percentage of revenue increased to 10.1% in the three months ended March 31, 2006 from 8.1% in the comparable prior year period. Excluding the impact of stock compensation expense, which was 0.8%, our general and administrative expenses were 9.3%.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles. In certain instances, we prepay amounts to our retailers that are treated as machine installation costs. These costs are expensed over the contract term. The expense is included in depreciation and other expense in the accompanying consolidated statements of operations and cash flows.

Depreciation and other expense increased to $12.9 million in the three months ended March 31, 2006 from $10.8 million in the comparable prior year period. Depreciation expense increased primarily due to our increased base of installed machines, primarily entertainment machines. Depreciation and other expense as a percentage of revenue remained consistent in the three months ended March 31, 2006 and 2005 at 10.2%.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued in connection with our acquisitions.

Amortization of intangible assets increased to $1.3 million in the three months ended March 31, 2006, from $1.0 million in the comparable 2005 period. Amortization expense of intangible assets increased due to acquisitions of our subsidiary companies. Our intangible assets are mainly comprised of the value assigned to acquired retailer relationships, and to a lesser extent, acquired internally developed software from our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.1% in the three months ended March 31, 2006, from 1.0% in the same period during 2005.

Other Income and Expense

Interest income and other, net, increased to approximately $471,000 in the three months ended March 31, 2006 from approximately $326,000 in the comparable prior year period. The increase in interest and other income is primarily due to an increase of interest earned on investments due to increased interest rates throughout the year and higher average investment balances.

Income from equity investments increased to approximately $191,000 in the three months ended March 31, 2006 from approximately $162,000 in the comparable prior year period. Our equity investments currently consist of non-controlling investments in our e-payment and DVD kiosk services.

Interest expense and interest expense related to early retirement of debt increased to $4.0 million in the three months ended March 31, 2006 from $2.9 million in the comparable prior year period. The increased interest expense is primarily due to increasing interest rates over the year and our early paydown of $16.9 million term debt during March 2006, which accelerated recognition of approximately $238,000 of interest expense from deferred financing fees.

Income Tax Expense

The effective income tax rate for the first quarter of 2006 was 42.8% compared with 39.0% for the first quarter of 2005. The increase in 2006 is largely attributable to the tax treatment of incentive stock options (“ISOs”) under newly adopted SFAS 123(R), which are expensed for financial statement reporting purposes however are not deductible for tax purposes. This has the effect of increasing taxable income as compared to reported book income, thus increasing the overall effective tax rate. The effective tax rate also differed from the statutory rate in both periods due to state taxes.

Liquidity and Capital Resources

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of March 31, 2006, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $152.5 million, which consisted of cash and cash equivalents immediately available to fund our operations of $40.7 million, cash in machine or in transit of $54.6 million and cash being processed of $57.2 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being transported or counted by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailer partners. Working capital was $90.7 million at March 31, 2006, compared with $101.2 million at December 31, 2005. The decrease in net working capital was primarily the result of cash paid to retire $17.4 million of term debt, of which $16.9 million was a mandatory early retirement of debt based on certain consolidated leverage ratios in our credit facility agreement and $0.5 million was a scheduled quarterly principal payment.

Net cash provided by operating activities was $4.7 million for the three months ended March 31, 2006, compared to net cash provided by operating activities of $13.1 million for the three months ended March 31, 2005. Cash provided by operating activities decreased primarily as the result of an increased use of cash from changes in operating assets and liabilities offset by an increase of non-cash expenses included in net income for the quarter ended March 31, 2006. The increased use of cash during the period ended March 31, 2006, was mainly due to the timing of payments to our retailers and suppliers compared to the prior year’s quarter.

Net cash used by investing activities for the three month period ended March 31, 2006 was $10.1 million compared to $15.2 million in the comparable prior year quarter. Net cash used by investing activities consisted primarily of capital expenditures made in each of the three month periods ended March 31, 2006 and 2005, mainly for the purchase of coin and entertainment machines. As of March 31, 2006, we had entered into certain purchase agreements with suppliers of our machines, which require aggregate future purchases for coin and entertainment machines and components in the amount of $2.6 million.

Net cash used by financing activities for the three month period ended March 31, 2006 was $17.6 million. This amount represented cash used to make a scheduled principal payment of $0.5 million and an additional principal payment of $16.9 million on our term loan, and $0.5 million on capital lease payments, offset by net proceeds from the exercise of stock options of $0.3 million. Net cash used by financing activities for the three months ended March 31, 2005 was $0.2 million.

On December 1, 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. We are accounting for our ownership under the equity method in our consolidated financial statements. Our 47.3% interest in this investment includes a conditional consideration agreement to contribute an additional $12.0 million if Redbox achieves certain targets within a one year period.

On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will bear interest at an annual rate equal to LIBOR plus three percent. As of March 31, 2006, DVDXpress has drawn down the full $4.5 million on this credit facility. On December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of American Coin Merchandising, Inc. (“ACMI”, n/k/a Coinstar Entertainment Services, Inc.). This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of March 31, 2006, our original term loan balance of $250.0 million had been reduced to $188.4 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At March 31, 2006, our interest rate on this facility was 6.55%. On April 7, 2006, due to increases in the LIBOR rate, our interest rate was adjusted to 7.03%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of March 31, 2006, we were in compliance with all covenants.

Following our mandatory debt paydown of $16.9 million, our quarterly principal payments were reduced from $522,000 to $479,000. These quarterly principal payments will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due July 7, 2011, the maturity date of the facility. At December 31, 2005, we had the intent and ability to refinance the mandatory early retirement of debt on a non-current basis using our revolving credit facility, which based on the terms of the agreement is long-term in nature and therefore classified this amount as non-current in the December 31, 2005 balance sheet. Commitment fees on the unused portion of the facility, currently 50 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $0.4 million at March 31, 2006.

As of March 31, 2006, we had nine irrevocable letters of credit that totaled $15.9 million. These letters of credit, which expire at various times through December 2006, are available to collateralize certain obligations to third parties. As of March 31, 2006, no amounts were outstanding under these letters of credit.

Under the terms of our existing credit agreement, we are permitted and our Board of Directors has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. As of March 31, 2006, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to July 7, 2004, totaled approximately $11.3 million bringing the total authorized for purchase under our credit agreement to $14.3 million. During March 2006, we repurchased 14,700 shares of our common stock for approximately $382,000.

As of March 31, 2006, our net deferred income tax assets totaled $19.8 million. In the quarter ended March 31, 2006, we recorded $3.1 million of income tax expense, which, as a result of our federal and state NOL carryforwards, will not result in cash payments for income taxes other than those required by some foreign jurisdictions and states, and federal alternative minimum taxes.

Off-Balance Sheet Arrangements

As March 31, 2006, off-balance sheet arrangements are comprised of our conditional consideration agreement related to our equity investments, obligations under our interest rate hedge and our operating leases and letters of credit. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of March 31, 2006:

	Payments Due by Period
Contractual Obligations As of March 31, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$188,391	$1,961	$3,835	$3,835	$178,760
Capital lease obligations (1)	13,576	6,174	6,868	534	—
Operating leases (2)	13,097	5,295	5,460	1,539	803
Purchase obligations (3)	8,582	8,582	—	—	—
Asset retirement obligations(4)	1,610	—	—	—	1,610

Total contractual cash obligations	$225,256	$22,012	$16,163	$5,908	$181,173

(1)	Capital lease obligations represent gross minimum lease payments, which include interest.

(2)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(3)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(4)	Asset retirement obligations represent total estimated costs for future retirement of machines. In accordance with FASB Interpretation No. 47, Accounting for Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, we recorded a liability based on an estimated fair value of these total future asset retirement obligations.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of March 31, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$15,913	$15,913	$—	$—	$—

Total commercial commitments	$15,913	$15,913	$—	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin–counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, consumer usage, the timing and number of machine installations, the number of available installable machines held, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements.

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

	Three Month Periods Ended
	March 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$126,032	$125,607	$118,707	$109,840	$105,585	$109,793	$106,430	$47,825
Expenses:
Direct operating	86,299	83,871	78,022	74,389	72,880	73,678	69,937	23,093
Marketing	924	5,031	2,785	1,975	957	4,567	3,642	3,666
Research and development	1,241	1,446	1,445	1,516	1,309	1,058	1,410	1,556
General and administrative	12,766	9,800	9,546	8,687	8,592	9,423	8,098	4,890
Depreciation and other	12,859	11,887	11,696	10,958	10,806	10,116	9,821	7,450
Amortization of intangible assets	1,327	1,281	1,140	1,104	1,031	993	884	84

Income from operations	10,616	12,291	14,073	11,211	10,010	9,958	12,638	7,086
Interest income and other, net	471	499	345	379	326	137	124	14
Interest expense and early retirement of debt	(3,970)	(3,613)	(3,353)	(3,100)	(2,850)	(3,812)	(2,793)	(126)
Equity investment income	191	(161)	127	153	162	64	66	47

Income before income taxes	7,308	9,016	11,192	8,643	7,648	6,347	10,035	7,021
Income taxes	(3,129)	(3,497)	(4,372)	(3,378)	(2,980)	(1,796)	(3,386)	(2,470)

Net income	$4,179	$5,519	$6,820	$5,265	$4,668	$4,551	$6,649	$4,551

Net income per share:
Basic	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20	$0.31	$0.21
Diluted	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20	$0.30	$0.21

(1)	Includes the impact of expensing stock option compensation under SFAS 123(R).

Seasonality

We have historically experienced seasonality in our coin services revenues, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment revenues also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. We expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ from those projected in our forward-looking statements.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects the current rate in effect at April 7, 2006, which is 7.03%. This rate is based on LIBOR plus a margin of 2.0%.

The table below presents principal amounts, at book value, by year of maturity and our current interest rate.

Liabilities	Expected Maturity Date						March 31, 2006		Average interest rate
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$1,481	$1,917	$1,918	$1,917	$1,918	$179,240	$188,391	$188,391	7.03%

We have variable-rate debt that, at March 31, 2006, had an outstanding balance of $188.4 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of March 31, 2006, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $0.7 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.8 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. As of March 31, 2006, our credit agreement provides for advances totaling up to $248.4 million, consisting of a $60.0 million revolving credit facility and a $188.4 million term loan facility. Included in the terms of this agreement was a requirement to enter into an interest rate protection agreement for a minimum notional amount of $125.0 million. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor was October 7, 2004 and expires on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that will step up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

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

Certain statements in the risks described below are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “future,” “may,” “will,” “seek,” “should,” “project,” “potential,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings we make from time-to-time may be forward-looking statements. We caution you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We are including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retail partners could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain contractual relationships with our existing retail partners in locations where we can operate profitably. If we are unable to maintain or renew such contracts with our existing retail partners, our business, financial condition and results of operations could be significantly impaired. For example, our coin and entertainment services agreements with Wal-Mart, Inc. and the Kroger Company account for approximately 28.5% and 10.4% of our consolidated revenue, respectively. If we are unable to provide existing retail partners like Wal-Mart and Kroger with direct and indirect benefits that are superior to or competitive with other providers or systems (including coin-counting systems which the retail partners could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships.

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

We have faced and continue to face ongoing pricing pressure from our current retail partners to increase the service fee we pay to them on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retail partners. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, these arrangements could significantly increase our expenses relative to coin and entertainment services in future periods.

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

We first entered the entertainment services business as a result of our acquisition of ACMI on July 7, 2004. Since that time, we have further expanded this line of business through acquisitions, such as Amusement Factory. Our entertainment services business now represents our largest source of revenue. There are a number of financial and operational risks associated with our entry into this line of business. For example,

•	We may be unable to leverage the comparatively lower growth and lower margin entertainment services business with our coin counting business.

•	We may be unable to duplicate the operating results for the entertainment services business in line with pre-acquisition historical results or our expectations.

•	We may be unable to successfully integrate the acquired business’ disparate operational, technical and administrative functions. Acquisition integration will take time and will divert significant management attention and other assets.

•	We may be unable to adequately anticipate and address the operational risks that are peculiar to this line of business and the entertainment services industry generally. For example, as compared to our coin-counting business, our entertainment services business incurs higher operating expenses, due in part to such factors as maintaining inventory of consumer products to support our skill-crane and bulk vending machine business. Our experience in evaluating inventory of this kind is limited.

•	We may have assumed unknown liabilities when we acquired various entities and assets that now comprise our entertainment services business.

•	We may incur adverse accounting charges. For example, in connection with our acquisition of ACMI, we recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results.

•	We are subject to certain operational restrictions in view of our senior secured credit facility used to finance our acquisition of ACMI.

For these and other reasons, we may be unable to achieve the strategic and financial objectives for our entry into the entertainment services business. Our failure to do so could materially and adversely affect our business, operating results and financial condition.

We have substantial indebtedness.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. The credit agreement provides for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Since the debt inception, we have repaid $61.6 million of the debt outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

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

Our entertainment services business faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we have experienced and we expect to continue to experience intense competition for new locations and acquisition candidates. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We may be unable to maintain current sites in the retail locations or that we will be able to obtain sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with retail accounts could compete with us in certain markets or capture additional market share at our expense.

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

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. We may be unable to adequately address the financial, legal and operational risks raised by such acquisitions, which could harm our business and prevent us from realizing the projected benefits of the acquisitions. Further, the evaluation and negotiation of potential acquisitions, as well as the integration of an acquired business, will divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions that may have a material impact on our business are:

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions,

•	stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	costs incurred in identifying and performing due diligence on potential acquisition targets that may or may not be successful,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of the acquired company,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the assumption of known and unknown liabilities of the acquired company, including intellectual property claims,

•	entrance into markets in which we have no direct prior experience, and

•	impairment of goodwill arising from our acquisitions.

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

We source a substantial amount of goods, particularly plush toys and other products dispensed from our entertainment services machines, internationally resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting and entertainment services machines. Significant increases in petroleum prices during current or prior periods have negatively impacted our results of operations. The cost of petroleum may continue to increase as a result of natural disasters, political and geopolitical issues and otherwise. Further increases could harm our financial condition and increases and decreases in fuel costs may have a significant affect on our operating margins.

We depend upon third-party manufacturers, suppliers and service providers

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

There are risks associated with conducting our business and sourcing goods internationally.

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

Our entertainment services machines, and the entertainment services industry generally, are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. The toys and other products dispensed from our entertainment services machines could be subject to involuntary recalls and other actions by regulatory authorities. Concerns about product safety may lead us to voluntarily recall or discontinue offering selected products. Defects in any of our products distributed through our entertainment services machines could result in the rejection of our entertainment services products by consumers, damage to our reputation, lost sales, potential inventory valuation write-downs, excess inventory, diverted development resources and increased customer service and support costs, any of which could harm our business. Any such errors, defects or recalls may not be covered by insurance or cause our insurance costs to increase in future periods.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months, the sale price of our common stock has ranged from $16.95 to $27.13 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Under the terms of our existing credit agreement, we are permitted and our Board of Directors has authorized us to repurchase up to $3.0 million of our common stock plus proceeds from the issuance of new shares of capital stock under our employee equity compensation plans. As of March 31, 2006, the cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans subsequent to the date we entered into our credit agreement, totaled approximately $11.3 million bringing the total authorized for purchase to approximately $14.3 million. During the quarter ended March 31, 2006, we repurchased 14,700 shares of our common stock at approximately $0.4 million. Approximately $ 13.9 million remains available to repurchase shares as of March 31, 2006. We may repurchase shares in the future subject to open trading windows, overall market conditions, stock prices and our cash position and requirements going forward. The repurchase program will continue until (a) such time when the maximum dollar amount authorized has been utilized or (b) our Board of Directors elects to discontinue the repurchase program.

The following table summarizes information regarding shares repurchased during the three months ended March 31, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through 31, 2006	—	—	—	$14,273,818
February 1 through 28, 2006	—	—	—	14,273,818
March 1 through 31, 2006	14,700	$26.00	14,700	13,891,624

Three months ended March 31, 2006	14,700	$26.00	14,700	$13,891,624

Item 6.	Exhibits

Exhibit Number	Description of Document

10.1	Lease agreement (Van Nuys, CA) dated November 1, 2005 by and between Adventure Vending Inc., a wholly owned indirect subsidiary of Coinstar, Inc., and Van Nuys Airpark Building 5, LLC.

10.2	Lease agreement (Arlington Heights, IL) dated November 1, 2005 by and between Adventure Vending Inc., a wholly owned indirect subsidiary of Coinstar, Inc., and Van Nuys Airpark Building 5, LLC.

10.3	Lease agreement (Chandler, AZ) dated November 1, 2005 by and between Adventure Vending Inc., a wholly owned indirect subsidiary of Coinstar, Inc., and Levine & Riggle Rental Company Limited Partnership.

10.4*	2006 Incentive Compensation Plan. (Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2006 (File Number 000-22555)).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

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
May 3, 2006