Form 10-Q
period 2006-06-30
COINSTAR INC
filed 2006-08-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 30, 2006

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

Large accelerated filer   ☐         Accelerated filer  ☒        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 14, 2006
Common Stock, $0.001 par value	27,684,343

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,700	$45,365
Cash in machine or in transit	61,567	60,070
Cash being processed	65,747	69,832
Trade accounts receivable, net of allowance for doubtful accounts of $962 and $469 at June 30, 2006 and December 31, 2005, respectively	14,947	9,046
Inventory	35,019	31,234
Deferred income taxes	16,441	17,330
Prepaid expenses and other current assets	9,222	11,020

Total current assets	226,643	243,897
PROPERTY AND EQUIPMENT, NET	153,832	148,811
DEFERRED INCOME TAXES	496	5,385
OTHER ASSETS	5,069	5,392
EQUITY INVESTMENTS	19,727	19,966
INTANGIBLE ASSETS, NET	46,110	40,139
GOODWILL	204,582	179,811

TOTAL ASSETS	$656,459	$643,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,310	$34,760
Accrued liabilities payable to retailers	73,048	77,175
Other accrued liabilities	30,554	26,941
Current portion of long-term debt and capital lease obligations	7,749	3,850

Total current liabilities	155,661	142,726
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	194,542	206,628
DEFERRED TAX LIABILITY	2,927	—

TOTAL LIABILITIES	353,130	349,354
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2006 or 2005	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,141,852 and 29,008,842 shares issued and 27,680,631 and 27,775,628 shares outstanding at June 30, 2006 and December 31, 2005, respectively	334,456	328,951
Accumulated deficit	(4,860)	(13,158)
Treasury stock	(27,986)	(22,783)
Accumulated other comprehensive income	1,719	1,037

Total stockholders’ equity	303,329	294,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$656,459	$643,401

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
REVENUE	$256,359	$215,425	$130,327	$109,840
EXPENSES:
Direct operating	172,736	147,269	86,437	74,389
Marketing	4,313	2,932	3,389	1,975
Research and development	2,634	2,825	1,393	1,516
General and administrative	26,577	17,279	13,811	8,687
Depreciation and other	26,154	21,764	13,295	10,958
Amortization of intangible assets	2,837	2,135	1,510	1,104

Income from operations	21,108	21,221	10,492	11,211
OTHER INCOME (EXPENSE):
Interest income and other, net	891	705	420	379
Interest expense	(7,718)	(5,950)	(3,986)	(3,100)
Income from equity investments	495	315	304	153
Early retirement of debt	(238)	—	—	—

Income before income taxes	14,538	16,291	7,230	8,643
Income taxes	(6,240)	(6,358)	(3,111)	(3,378)

NET INCOME	$8,298	$9,933	$4,119	$5,265

NET INCOME PER SHARE:
Basic	$0.30	$0.39	$0.15	$0.21
Diluted	$0.30	$0.39	$0.15	$0.21
WEIGHTED SHARES OUTSTANDING:
Basic	27,735	25,313	27,754	25,354
Diluted	28,011	25,613	28,034	25,561

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Six Month Period Ended June 30, 2006

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2005	27,775,628	$328,951	$(13,158)	$(22,783)	$1,037	$294,047
Proceeds from exercise of stock options, net	65,379	1,006				1,006
Stock-based compensation expense, net withheld for taxes	4,163	2,826				2,826
Equity purchase of assets	63,468	1,673				1,673
Treasury stock purchase	(228,007)			(5,203)		(5,203)
Comprehensive income:
Net income			8,298			8,298	$8,298
Other comprehensive income:
Short term investments, net of tax benefit of $2					(7)	(7)	(7)
Foreign currency translation adjustments, net of tax expense of $265					420	420	420
Interest rate hedge on long-term debt, net of tax expense of $170					269	269	269

Total comprehensive income							$8,980

BALANCE, June 30, 2006	27,680,631	$334,456	$(4,860)	$(27,986)	$1,719	$303,329

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Month Periods Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$8,298	$9,933
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	26,154	21,764
Amortization of intangible assets	2,837	2,135
Amortization of deferred financing fees	381	379
Loss on early retirement of debt	238	—
Non-cash stock-based compensation	2,912	157
Deferred income taxes	4,702	6,086
Income from equity investments	(495)	(315)
Return on equity investments	720	426
Other	(83)	(13)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(2,082)	(3,718)
Inventory	(4,976)	(1,166)
Prepaid expenses and other current assets	2,218	1,680
Other assets	45	(240)
Accounts payable	6,858	(667)
Accrued liabilities payable to retailers	(5,997)	1,343
Other accrued liabilities	642	(1,535)

Net cash provided by operating activities	42,372	36,249
INVESTING ACTIVITIES:
Purchase of property and equipment	(15,864)	(24,985)
Acquisitions, net of cash acquired of $2,801 in 2006 and $0 in 2005, respectively	(27,747)	(3,622)
Proceeds from sale of fixed assets	52	63

Net cash used by investing activities	(43,559)	(28,544)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(20,291)	(1,811)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	1,006	1,103
Repurchase of common stock	(5,203)	—

Net cash used by financing activities	(24,488)	(708)
Effect of exchange rate changes on cash	1,422	(1,066)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(24,253)	5,931
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	175,267	156,787

End of period	$151,014	$162,718

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,311	$5,526
Cash paid during the period for taxes	1,022	272
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$11,573	$1,049
Common stock issued in conjunction with acquisition, net of issue costs of $44 in 2005	—	1,189
Accrued acquisition costs	1,170	123

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Month Periods Ended June 30, 2006 and 2005

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for the retailers’ storefronts consisting of self-service coin counting, electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Video Vending New York, Inc. (d.b.a. “DVDXpress”) and Redbox Automated Retail, LLC (“Redbox”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico and the United Kingdom. As of June 30, 2006, we had a total of approximately 13,100 coin-counting machines installed, over 298,000 entertainment services machines installed, over 19,500 locations where our point-of-sale terminals were installed and over 400 non-coin-counting kiosks installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC. The results of operations for the three and six month periods ended June 30, 2006 is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of and for the period subsequent to the date acquired.

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

We have estimated the value of our entertainment services coin-in-machine which was approximately $6.5 million and $5.0 million at June 30, 2006 and December 31, 2005, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

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

The following table illustrates the effect on net income and net income per share for the three and six month periods ended June 30, 2005, had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the three and six month periods ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

	Six Month Period Ended June 30, 2005 (Pro Forma)	Three Month Period Ended June 30, 2005 (Pro Forma)
	(in thousands except per share data)	(in thousands except per share data)
Net income as reported:	$9,933	$5,265
Add:
Total stock-based employee compensation expense included in the determination of net income as reported, net of taxes of $61 and $33 for the six and three months ended June 30, 2005, respectively	96	51
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of taxes of $1,087 and $536 for the six and three months ended June 30, 2005, respectively	(2,522)	(1,237)

Pro forma net income:	$7,507	$4,079

Net income per share:
Basic:
As reported	$0.39	$0.21
Pro forma	0.30	0.16
Diluted:
As reported	$0.39	$0.21
Pro forma	0.30	0.16

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and six month periods ended June 30, 2006 was $1.5 million and $2.9 million, respectively, before income taxes. The related deferred tax asset for non-qualified stock options was approximately $0.7 million as of June 30, 2006. No amount of stock-based compensation expense was capitalized as part of the carrying cost of our assets.

SFAS 123(R) requires that stock-based compensation expense be recognized only for those options and awards expected to vest. Therefore, stock-based compensation expense for the three and six month periods ended June 30, 2006 have been reduced for estimated forfeitures. Forfeitures are estimated at the date of grant based on our historical experience and expectations of future behavior. Prior to adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The fair value for stock awards was estimated using the BSM option valuation model with the following weighted average assumptions.

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005 (Pro Forma)	2006	2005 (Pro Forma)
Expected term (in years)	3.6	5.0	3.6	4.9
Expected stock price volatility	47%	54%	46%	53%
Risk-free interest rate	4.5%	3.7%	5.1%	3.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.72	$11.75	$9.24	$9.77

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

The following table presents the impact of our adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the six and three months ended June 30, 2006.

	Six Month Periods Ended June 30, 2006		Three Month Periods Ended June 30, 2006
	As Reported Following SFAS 123(R)	If Reported Following APB 25	As Reported Following SFAS 123(R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Income from operations	$21,108	$23,751	$10,492	$11,747
Income before taxes	$14,538	$17,181	$7,230	$8,485
Net income	$8,298	$10,272	$4,119	$5,092
Net income per share:
Basic	$0.30	$0.37	$0.15	$0.18
Diluted	$0.30	$0.37	$0.15	$0.18

Prior to the adoption of SFAS 123(R) we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits generated during the six-month period ended June 30, 2006 were not material.

Recent accounting pronouncements: In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards (“FSP 123(R)-3”). This pronouncement provides an alternative method of calculating the excess tax benefits available to absorb any tax deficiencies recognized subsequent to the adoption of SFAS 123(R). We have up to one year from the effective date of FSP 123(R)-3 to make a one-time election to adopt the transition method. We are currently evaluating these alternative methods.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact FIN 48 will have on our Consolidated Financial Statements.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: TRAVELEX MONEY TRANSFER LIMITED - ACQUISITION

On May 31, 2006, we acquired Travelex Money Transfer Limited (“TMT”) for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 between Travelex Limited, Travelex Group Limited and Coinstar. In addition to the purchase price, we incurred an estimated $1.6 million in transaction costs, including costs relating to legal, accounting and other directly related charges. The results of operations of TMT from June 1, 2006 to June 30, 2006 are included in Coinstar’s consolidated statement of operations.

Travelex Money Transfer Limited (“TMT”) is one of the leading money transfer networks in terms of agent locations and countries in which they do business. In addition to company-owned locations, TMT has agreements with banks, post offices, and other retail locations to supply its service. TMT was established in mid-2003 and uses leading edge Internet-based technology to provide consumers with an easy-to-use, reliable and cost-effective way to send money around the world. We acquired TMT in order to enhance our e-pay offerings, diversify our service offerings and expand our geographic reach internationally. The assets and operations of TMT are included in our e-payment services business results and are shown as part of our international business segment in Note 7.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

The total purchase consideration consists of the following:

(in thousands)
Cash paid for acquisition of TMT	$27,484
Estimated acquisition related costs	1,582

$29,066

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The accounting for the purchase price allocation is preliminary and is subject to possible adjustments in the future, based on our final analysis of certain liabilities. The following unaudited condensed balance sheet data presents the preliminary determination of the fair value of the assets acquired and liabilities assumed.

(in thousands)
Assets acquired:
Cash and cash equivalents	$2,801
Trade accounts receivable	3,642
Prepaid expenses and other assets	1,488
Property and equipment	1,991
Intangible assets	8,890
Goodwill	19,785

38,597
Liabilities assumed:
Accounts payable	4,264
Accrued liabilities	1,899
Deferred tax liability	3,368

Total consideration	$29,066

Goodwill of $19.8 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS 142. No amount of this goodwill is expected to be deductible for tax purposes. We engaged a third-party consultant and used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

(In thousands, except years)	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
Intangible assets:
Internal use software	$4,690	5.00	2.64
Agent relationships	2,900	10.00	3.26
Trademark	1,020	7.00	0.80
Tradename and non-compete agreements	280	2.00	0.07

Total	$8,890		6.77

Amortization expense for the three months ended June 30, 2006, relating to this acquisition was approximately $0.2 million. Based on identified intangible assets recorded as of June 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will be as follows:

Year	Amortization Expense
2006	$921
2007	1,474
2008	1,399
2009	1,399
2010	1,384
2011	826
2012	436
2013	351
2014	290
2015	290
2016	120

The following unaudited pro forma information represents the results of operations for Coinstar and TMT for the three and six month periods ended June 30, 2006 and 2005, as if the acquisition had been consummated as of January 1, 2006 and January 1, 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Total revenue	$262,074	$217,389	$133,311	$111,051
Net income	$4,720	$5,218	$1,661	$2,736
Net income per share:
Basic	$0.17	$0.21	$0.06	$0.11
Diluted	$0.17	$0.20	$0.06	$0.11

NOTE 3: PROPERTY AND EQUIPMENT

	June 30, 2006	December 31, 2005
	(in thousands)
Coin, entertainment and e-payment machines	$320,355	$308,151
Computers	9,106	6,962
Office furniture and equipment	4,506	4,332
Vehicles	16,795	6,549
Leasehold improvements	2,292	2,290

	353,054	328,284
Accumulated depreciation and amortization	(199,222)	(179,473)

	$153,832	$148,811

In March 2006 one of our existing vehicle lease agreements was amended, resulting in a change of classification of the lease from operating to capital. Non-cash purchases of vehicles financed by capital lease obligations related to this amendment resulted in the capitalization of approximately $7.5 million in the first quarter of 2006.

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$8,298	$9,933	$4,119	$5,265
Other comprehensive income (loss)	682	(823)	477	(684)

Total comprehensive income	$8,980	$9,110	$4,596	$4,581

NOTE 5: STOCK-BASED COMPENSATION PLANS

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

A summary of stock option activity during the six month period ended June 30, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2005	2,656,697	$20.81
Granted	200,846	24.35
Exercised	(65,379)	15.39
Cancelled, expired or forfeited	(36,280)	22.33

Outstanding, June 30, 2006	2,755,884	21.18	5.89	$7,617

Exercisable, June 30, 2006	1,629,518	20.27	5.87	$5,983

As of June 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $9.8 million. This expense is expected to be recognized over a weighted average period of approximately 23 months. During the six month period ended June 30, 2006, the total intrinsic value of stock options exercised was approximately $689,000.

Stock options have been granted to officers and employees from 1997 to 2006 to purchase common stock at prices ranging from $5.37 to $32.48 per share, which represented market value at the date of grant and our best estimate of market value for grants issued prior to our initial public offering. Starting with the adoption of SFAS 123(R) on January 1, 2006, we started recognizing any compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

At June 30, 2006, there were 5,221,757 shares of unissued common stock reserved for issuance under all the stock plans of which 2,465,873 shares were available for future grants. The following table summarizes information about common stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of options outstanding at June 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at June 30, 2006	Weighted average exercise price
$ 5.37 – $18.19	625,781	5.73	$15.68	467,048	$14.89
18.20 – 21.24	672,344	6.20	19.99	503,626	20.23
21.25 – 23.30	653,722	5.36	22.96	438,271	23.01
23.31 – 24.90	682,087	6.24	24.43	129,001	24.42
24.91 – 32.48	121,950	5.88	28.14	91,572	28.99

	2,755,884	5.89	21.18	1,629,518	20.27

Restricted stock awards: Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vest annually over four years and one year, respectively. Restricted stock awards totaling 7,500 were granted to our non-employee directors during the six month period ended June 30, 2006. During 2005, the Company granted 85,050 restricted stock awards with a weighted average fair value of $24.49 per share, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. Compensation expense related to restricted stock awards totaled approximately $217,900 for the six month period ended June 30, 2006.

As of June 30, 2006, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1.5 million. This expense is expected to be recognized over a weighted average period of approximately 34 months. During the six month period ended June 30, 2006, the total fair value of restricted stock awards vested was approximately $300,000.

The following table presents summary restricted stock award activity for the six months ended June 30, 2006:

	Shares	Weighted average grant date fair value
Non-vested, December 31, 2005	82,750	$24.49
Granted	7,500	22.77
Vested	(12,050)	24.90
Forfeited	—	—

Non-vested, June 30, 2006	78,200	24.25

NOTE 6: INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Numerator:
Net income	$8,298	$9,933	$4,119	$5,265

Denominator:
Weighted average shares for basic calculation	27,735	25,313	27,754	25,354
Incremental shares from employee stock options and awards	276	300	280	207

Weighted average shares for diluted calculation	28,011	25,613	28,034	25,561

For the six month periods ended June 30, 2006 and 2005, options and unvested restricted stock awards to acquire 1.2 million and 1.0 million shares of common stock, respectively, were excluded from the computation of dilutive net income per common share because their impact would be antidilutive. For the three month period ended June 30, 2006 and 2005, 1.2 million and 1.6 million shares were excluded, respectively.

NOTE 7: BUSINESS SEGMENT INFORMATION

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are organized into two reportable business segments: the North American business (which includes the United States, Canada, Mexico and Puerto Rico), and our International business (which includes the United Kingdom). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill arising from our acquisition of TMT has been included in the international business segment. Goodwill arising from all other acquisitions has been allocated to the North American segment.

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
North American business	$244,451	$205,621	$123,445	$104,786
International business	11,908	9,804	6,882	5,054

Total revenue	$256,359	$215,425	$130,327	$109,840

Net income:
North American business	$6,962	$8,213	$3,629	$4,421
International business	1,336	1,720	490	844

Total net income	$8,298	$9,933	$4,119	$5,265

	June 30, 2006	December 31, 2005
	(in thousands)
Total assets:
North American business	$614,060	$632,949
International business	69,382	26,835
Intercompany eliminations	(26,983)	(16,383)

Total assets	$656,459	$643,401

Currently, we do not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
Coin-counting and e-payment services	$117,962	$103,113	$63,353	$54,786
Entertainment services	138,397	112,312	66,974	55,054

Total revenue	$256,359	$215,425	$130,327	$109,840

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
Wal-Mart, Inc.	27.4%	28.0%	26.3%	27.5%
The Kroger Company	10.9%	10.6%	11.3%	11.0%

NOTE 8: RELATED PARTY TRANSACTIONS

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

Approximately $2.0 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, those discussed under the caption “Risk Factors” and those discussed elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as stored value cards, payroll cards, prepaid MasterCard® cards, prepaid wireless products and money transfer. Since our recent strategic investments in DVDXpress and Redbox, we also offer self-service DVD kiosks where consumers can rent or purchase movies. These products and services are convenient, reliable, safe and fun. Providing a combination of 4th Wall products and services greatly expands our opportunity to cross-sell these products and services. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom. Our coin-counting machines have counted and processed more than 280 billion coins worth more than $14.0 billion in more than 400 million self-service transactions. We now own and operate approximately 13,100 (approximately 6,700 of which are e-payment enabled) coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom and more than 298,000 entertainment services machines in the United States, Puerto Rico and Mexico. We also utilize more than 19,500 point-of-sale terminals and over 400 non-coin-counting kiosks for e-payment services in the United States and the United Kingdom.

Our strategy, embodied in our 4th Wall concept, is based on cross-selling our full range of products and services to retailers in each of these historically separate categories. In addition, we believe that we will increase operating efficiencies by combining and concentrating our products and services in our retailers’ storefronts. While the entertainment services market is relatively mature and has experienced slow growth, we believe that we have significant opportunities in combining it with self-service coin counting, e-payment services and DVD kiosks.

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

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines. We estimate that at any one time, there is approximately $10.5 billion worth of coin sitting idle in households in the United States. In 2005, consumers processed more than $2.3 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. In certain cases, when an e-payment product is issued instead of a voucher, the consumer does not pay a fee.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending machines and kiddie rides, which total over 298,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient, fun and trouble-free service to retailers and consumers.

E-payment services

We offer e-payment services, including loading prepaid wireless accounts, loading and reloading stored value cards, loading and reloading prepaid MasterCard® cards and prepaid phone cards, provide payroll card services and, with the acquisition of TMT, we now offer money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. We generate revenue for ourselves and pay our retailers and agents a fee through our commissions earned on the sales of e-payment services.

Recent Events

On May 31, 2006, we acquired TMT. TMT is one of the leading money transfer networks in terms of agent locations and countries in which they do business. In addition to company-owned locations, TMT has agreements with banks, post offices, and other retail locations to supply its service. TMT was established in mid-2003 and uses leading edge Internet-based technology to provide consumers with an easy-to-use, reliable and cost-effective way to send money around the world. We acquired TMT in order to enhance our e-pay offerings, diversify our service offerings and expand our geographic reach internationally.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2006	2005	2006	2005
Revenue.	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	67.4	68.4	66.3	67.7
Marketing	1.7	1.4	2.6	1.8
Research and development	1.0	1.3	1.1	1.4
General and administrative	10.4	8.0	10.6	7.9
Depreciation and other	10.2	10.1	10.2	10.0
Amortization of intangible assets	1.1	1.0	1.2	1.0

Income from operations	8.2%	9.8%	8.0%	10.2%

Three Month Periods Ended June 30, 2006 and 2005

Revenue

Revenue increased to $130.3 million or 18.7% in the three months ended June 30, 2006 from $109.8 million for the comparable 2005 period. Our revenue increased as a result of two primary factors, the acquisition of additional entertainment and e-payment subsidiaries during the second half of 2005 and an increase in coin-counting activity due to a greater number of installed machines, and increased trial and repeat usage.

Revenue for our coin and e-payment services increased 15.6% from $54.8 million for the three months ended June 30, 2005, to $63.4 million for the three months ended June 30, 2006, as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point-of-sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $645 million during the three months ended June 30, 2006 from approximately $595 million for the comparable 2005 period. The installed base of coin-counting machines increased to approximately 13,100 at June 30, 2006, from approximately 12,400 machines at June 30, 2005.

Entertainment services revenue increased 21.7% from $55.0 million for the three months ended June 30, 2005 to $67.0 million for the three months ended June 30, 2006. We attribute the entertainment revenue increase to our increased installed machine base after our acquisition of The Amusement Factory L.L.C. (“Amusement Factory”) during the fourth quarter of 2005. Our installed base of entertainment machines increased from approximately 176,000 at June 30, 2005 to approximately 298,000 at June 30, 2006. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 67% of our entertainment revenue, and bulk vending equipment installed in retail locations.

Direct Operating Expenses

Direct operating expenses for our 4th Wall product and service offerings consist of expenses associated with our coin-counting, entertainment services and e-payment services operations and support, as follows:

For coin services and e-payment services, these expenses consist primarily of the cost of (1) the percentage of transaction fees we pay to our retailers, (2) coin pick-up, transportation and processing expenses and (3) field operations support and related expenses.

For entertainment services, these expenses consist primarily of (1) the fees we pay our retailers as commissions, (2) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (3) field operations support and related expenses.

Direct operating expenses increased to $86.4 million in the three months ended June 30, 2006 from $74.4 million in the comparable 2005 period. As the majority of our direct operating expenses are variable expenses, these expenses increased primarily due to our increased revenues during the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. Additionally, as of January 1, 2006, we adopted SFAS 123(R) which requires us to expense stock option compensation. Approximately $278,000 of stock compensation expense has been recognized as direct operating expense during the three months ended June 30, 2006. Direct operating expenses as a percentage of revenue decreased to 66.3% in the three months ended June 30, 2006, from 67.7% in the same period of 2005. As we continue integrating our various business operations, we expect to realize ongoing operating expense efficiencies during 2006.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch new services as well as existing services in new regional markets.

Marketing expenses increased to $3.4 million in the three months ended June 30, 2006 from $2.0 million in the comparable 2005 period. We have been directing most of our advertising dollars toward regional broadcasting and promotions as we introduce e-payment features on our coin-counting machines and other e-payment product channels like our gift card mall offerings. We increased our regional advertising during the second quarter of 2006 using in-store radio and on-line ads in addition to regional broadcasting. This directed marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Since our marketing expenditures increased, marketing as a percentage of revenue increased to 2.6% in the three months ended June 30, 2006 from 1.8% in the comparable prior year period.

Research and Development

Our research and development expenses consist primarily of development costs to design complementary new product ideas to enhance our existing products and services on our coin-counting machine software, network applications, machine improvements and new product development. We intend to continue to invest in research and development.

Research and development expenses decreased slightly to $1.4 million in the three months ended June 30, 2006 from $1.5 million in the comparable 2005 period due to ongoing cost containment measures and timing of expenditures. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.1% for the three months ended June 30, 2006 from 1.4% in the comparable prior year period.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $13.8 million for the three months ended June 30, 2006 from $8.7 million in the comparable prior year period. General and administrative expenses increased due to several factors including the adoption of SFAS 123(R) on January 1, 2006, acquisitions of businesses after the second quarter of 2005 and higher consulting costs related to Sarbanes-Oxley internal control compliance during 2006. Approximately $1.5 million of stock compensation expense has been recognized during the second quarter of 2006, of which $1.1 million of this expense has been allocated to general and administrative expense. General and administrative expenses as a percentage of revenue increased to 10.6% in the three months ended June 30, 2006 from 7.9% in the comparable prior year period. Excluding the impact of stock compensation expense, which was 0.8% of revenue, our general and administrative expenses were 9.8% of revenue.

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

Depreciation and other expense increased to $13.3 million in the three months ended June 30, 2006 from $11.0 million in the comparable 2005 period. Depreciation expense increased primarily due to our increased base of installed machines, primarily entertainment machines. Depreciation and other expense as a percentage of revenue increased to 10.2% in the three months ended June 30, 2006 from 10.0% in the comparable 2005 period.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets including retailer and agent relationships that were valued in connection with our acquisitions.

Amortization of intangible assets increased to $1.5 million in the three months ended June 30, 2006, from $1.1 million in the comparable 2005 period. Amortization expense of intangible assets increased due to acquisitions of our subsidiary companies during the second half of 2005 through the first half of 2006. Our intangible assets are mainly comprised of the value assigned to acquired retailer relationships, and to a lesser extent, acquired internally developed software from our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.2% in the three months ended June 30, 2006, from 1.0% in the comparable 2005 period.

Other Income and Expense

Interest income and other, net, increased to approximately $420,000 in the three months ended June 30, 2006 from approximately $379,000 in the comparable 2005 period. The increase in interest and other income is due primarily to a gain on a currency rate hedge used for our purchase of TMT.

Income from equity investments increased to approximately $304,000 in the three months ended June 30, 2006 from approximately $153,000 in the comparable 2005 period. Our equity investments currently consist of non-controlling investments in our e-payment and DVD kiosk services.

Interest expense increased to $4.0 million in the three months ended June 30, 2006 from $3.1 million in the comparable prior year period. The increased interest expense is primarily due to increasing interest rates over the year.

Income Tax Expense

The effective income tax rate for the second quarter of 2006 was 43.0% compared with 39.1% for the second quarter of 2005. The increase in 2006 is largely attributable to the tax treatment of incentive stock options (“ISOs”) under newly adopted SFAS 123(R), which are expensed for financial statement reporting purposes, however, are not generally deductible for tax purposes. This has the effect of decreasing book income as compared to taxable income, thus increasing the overall effective tax rate. The effective tax rate also differed from the federal statutory rate in both periods mainly due to state taxes.

Six Month Periods Ended June 30, 2006 and 2005

Revenue

Revenue increased to $256.4 million in the six months ended June 30, 2006 from $215.4 million for the comparable 2005 period. Our revenue grew as a result of two primary factors, the acquisition of additional entertainment and e-payment subsidiaries during the second half of 2005 and an increase in coin-counting activity due to a greater number of installed machines, and increased trial and repeat usage.

Revenue for our coin and e-payment services increased from $103.1 million for the six months ended June 30, 2005, to $118.0 million for the six months ended June 30, 2006, or 14.4% as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point of sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $1.2 billion during the six months ended June 30, 2006 from approximately $1.1 billion for the comparable 2005 period. The installed base of coin-counting machines increased to approximately 13,100 at June 30, 2006, from approximately 12,400 machines at June 30, 2005.

Entertainment services revenue increased from $112.3 million for the six months ended June 30, 2005 to $138.4 million for the six months ended June 30, 2006. We attribute the entertainment revenue increase to our increased installed machine base after our acquisition of Amusement Factory during the fourth quarter of 2005. Our installed base of entertainment machines increased from approximately 176,000 at June 30, 2005 to approximately 298,000 at June 30, 2006. Our entertainment services revenue is derived primarily from skill-crane machines, which comprised approximately 69% of our entertainment revenue, and bulk vending equipment installed in retail locations.

Direct Operating Expenses

Direct operating expenses increased to $172.7 million in the six months ended June 30, 2006 from $147.3 million in the comparable 2005 period. As the majority of our direct operating expenses are variable expenses, these expenses increased primarily due to our increased revenues during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Additionally, as of January 1, 2006, we adopted SFAS 123(R) which requires us to expense stock option compensation. Approximately $532,000 of stock compensation expense has been recognized as direct operating expense during the six months ended June 30, 2006. Direct operating expenses as a percentage of revenue decreased to 67.4% in the six months ended June 30, 2006, from 68.4% in the same period of 2005. As we continue integrating our various business operations, we expect to realize ongoing operating expense efficiencies during 2006.

Marketing

Marketing expenses increased to $4.3 million in the six months ended June 30, 2006 from $2.9 million in the six months ended June 30, 2005. We have been directing most of our advertising dollars toward regional broadcasting and promotions as we introduce e-payment features on our coin-counting machines and other e-payment product channels like our gift card mall offerings. Our regional introduction of e-payment products enables us to use cost effective regional marketing strategies rather than more expensive national marketing campaigns. This directed marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Marketing as a percentage of revenue increased to 1.7% in the six months ended June 30, 2006 from 1.4% in the comparable 2005 period.

Research and Development

Research and development expenses decreased slightly to $2.6 million in the six months ended June 30, 2006 from $2.8 million in the comparable 2005 period due to ongoing cost containment measures and timing of expenditures. Since revenues increased and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.0% for the six months ended June 30, 2006 from 1.3% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $26.6 million for the six months ended June 30, 2006 from $17.3 million in the comparable prior year period. General and administrative expenses increased due to several factors including the adoption of SFAS 123(R) on January 1, 2006, acquisitions of businesses after the first half of 2005 and higher consulting costs related to Sarbanes-Oxley internal control compliance during 2006. Approximately $2.9 million of stock compensation expense has been recognized during the six months ended June 30, 2006; $2.1 million of this expense has been allocated to general and administrative expense. General and administrative expenses as a percentage of revenue increased to 10.4% in the six months ended June 30, 2006 from 8.0% in the comparable 2005 period. Excluding the impact of stock compensation expense, which was 0.7%, our general and administrative expenses were 9.7%.

Depreciation and Other

Depreciation and other expense increased to $26.2 million in the six months ended June 30, 2006 from $21.8 million in the comparable prior year period. Depreciation expense increased primarily due to our increased base of installed machines, primarily entertainment machines. Depreciation and other expense as a percentage of revenue increased to 10.2% in the six months ended June 30, 2006 from 10.1% in the comparable 2005 period.

Amortization of Intangible Assets

Amortization of intangible assets increased to $2.8 million in the six months ended June 30, 2006, from $2.1 million in the comparable 2005 period. Amortization expense of intangible assets increased due to acquisitions of our subsidiary companies during the second half of 2005 through the first half of 2006. Our intangible assets are mainly comprised of the value assigned to acquired retailer and agent relationships, and to a lesser extent, acquired internally developed software from our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.1% in the six months ended June 30, 2006, from 1.0% in the same period during 2005.

Other Income and Expense

Interest income and other, net, increased to approximately $891,000 in the six months ended June 30, 2006 from approximately $705,000 in the comparable 2005 period. The increase in interest and other income is primarily due to higher average interest rates during the first half of 2006 than during the first half of 2005.

Income from equity investments increased to approximately $495,000 in the six months ended June 30, 2006 from approximately $315,000 in the comparable 2005 period. Our equity investments currently consist of non-controlling investments in our e-payment and DVD kiosk services.

Interest expense and interest expense related to early retirement of debt increased to $8.0 million in the six months ended June 30, 2006 from $6.0 million in the comparable prior year period. The increased interest expense is primarily due to increasing interest rates over the year and our early paydown of $16.9 million term debt during March 2006, which accelerated recognition of approximately $238,000 of interest expense from deferred financing fees.

Income Tax Expense

The effective income tax rate for the first half of 2006 was 42.9% compared with 39.0% for the first half of 2005. The increase in 2006 is largely attributable to the tax treatment of ISOs under newly adopted SFAS 123(R), which are expensed for financial statement reporting purposes, however, are not generally deductible for tax purposes. This has the effect of decreasing book income as compared to taxable income, thus increasing the overall effective tax rate. The effective tax rate also differed from the federal statutory rate in both periods mainly due to the impact of state taxes.

Liquidity and Capital Resources

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of June 30, 2006, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $151.0 million, which consisted of cash and cash equivalents immediately available to fund our operations of $23.7 million, cash in machine or in transit of $61.6 million and cash being processed of $65.7 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being transported or counted by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailer partners. Working capital was $71.0 million at June 30, 2006, compared with $101.2 million at December 31, 2005. The decrease in net working capital was primarily the result of cash paid to retire $17.9 million of term debt, of which $16.9 million was a mandatory early retirement of debt based on an excess cash sweep position in our credit facility agreement and $1.0 million were scheduled quarterly principal payments.

Net cash provided by operating activities was $42.4 million for the six months ended June 30, 2006, compared to net cash provided by operating activities of $36.2 million for the six months ended June 30, 2005. Cash provided by operating activities increased even though net income was lower for the first half of 2006 than the comparable 2005 period as the result of an increase of non-cash expenses included in net income for the quarter ended June 30, 2006 as well as a decreased use of cash from changes in operating assets and liabilities. The increase of cash provided by operating activities during the period ended June 30, 2006, was mainly due to higher non-cash expenses for depreciation and recognition of stock-based compensation compared to the period ended June 30, 2005.

Net cash used by investing activities for the six month period ended June 30, 2006 was $43.6 million compared to $28.5 million in the comparable 2005 period. Net cash used by investing activities consisted primarily of acquisition of subsidiary companies and capital expenditures made in each of the six month periods ended June 30, 2006 and 2005, mainly for the purchase of coin and entertainment machines. As of June 30, 2006, we had entered into certain purchase agreements with suppliers of our machines, which require aggregate future purchases for coin and entertainment machines and components in the amount of $4.3 million.

Net cash used by financing activities for the six month period ended June 30, 2006 was $24.5 million. This amount represented cash used to make scheduled principal payments of $1.0 million and an additional mandatory principal payment of $16.9 million on our term loan, repurchase of our common stock of $5.2 million and $2.4 million on capital lease payments, offset by net proceeds from the exercise of stock options of $1.0 million. Net cash used by financing activities for the six months ended June 30, 2005 was $0.7 million.

On May 31, 2006, we acquired TMT for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 between Travelex Limited, Travelex Group Limited and Coinstar. In addition to the purchase price, we incurred an estimated $1.6 million in transaction costs, including costs relating to legal, accounting and other directly related charges. The results of operations of TMT for the month of June 2006 are included in Coinstar’s consolidated statement of operations.

On December 1, 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. We are accounting for our ownership under the equity method in our consolidated financial statements. Our 47.3% interest in this investment includes a conditional consideration agreement to contribute an additional $12.0 million if Redbox achieves certain targets within a one year period.

On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will bear interest at an annual rate equal to LIBOR plus three percent. As of June 30, 2006, DVDXpress has drawn down the full $4.5 million on this credit facility. On December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

As of June 30, 2006 our goodwill balance was $204.5 million. During the current year we acquired TMT, allocating $19.8 million to goodwill. Our goodwill balance increased an additional $5.0 million in the first six months of 2006 primarily due to purchase price adjustments relating to working capital and earnout payments from prior acquisitions.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of American Coin Merchandising, Inc. (“ACMI”, n/k/a Coinstar Entertainment Services Inc.). This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of June 30, 2006, our original term loan balance of $250.0 million had been reduced to $187.9 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit facility). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At June 30, 2006, our interest rate on this facility was 7.03%. On July 10, 2006, due to increases in the LIBOR rate, our interest rate was adjusted to 7.51%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of June 30, 2006, we were in compliance with all covenants.

Following our mandatory debt paydown of $16.9 million this year, our quarterly principal payments were reduced from $522,000 to $479,000. These quarterly principal payments will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due July 7, 2011, the maturity date of the facility. At December 31, 2005, we had the intent and ability to refinance the mandatory early retirement of debt on a non-current basis using our revolving credit facility, which based on the terms of the agreement is long-term in nature and therefore classified this amount as non-current in the December 31, 2005 balance sheet. Commitment fees on the unused portion of the facility, currently 37.5 basis points, may vary and are based on our consolidated leverage ratio.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $0.6 million at June 30, 2006.

Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of June 30, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $11.6 million bringing the total authorized for purchase under our credit facility to $14.6 million. After taking into consideration our share repurchases of $5.2 million during the year, the remaining amount authorized for repurchase under our credit facility is $9.4 million.

Apart from our credit facility limitations, on October 27, 2004, our Board of Directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $18.9 million of our common stock, however, we will not exceed our credit facility limits.

As of June 30, 2006, we had seven irrevocable letters of credit that totaled $17.4 million. These letters of credit, which expire at various times through October 2006, are available to collateralize certain obligations to third parties. As of June 30, 2006, no amounts were outstanding under these letters of credit.

As of June 30, 2006, our net deferred income tax assets totaled $14.0 million. In the quarter ended June 30, 2006, we recorded $3.1 million of income tax expense, which, as a result of our federal and state NOL carryforwards, will not result in cash payments for income taxes other than those required by some foreign jurisdictions and states, and federal alternative minimum taxes.

Off-Balance Sheet Arrangements

As June 30, 2006, off-balance sheet arrangements are comprised of our conditional consideration agreement related to our equity investments, obligations under our interest rate hedge and our operating leases and letters of credit. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of June 30, 2006:

	Payments Due by Period
Contractual Obligations As of June 30, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$187,868	$1,917	$3,835	$3,356	$178,760
Capital lease obligations (1)	14,565	6,592	7,031	942	—
Operating leases (2)	11,983	4,940	4,826	1,518	699
Purchase obligations (3)	13,102	13,102	—	—	—
Asset retirement obligations(4)	1,610	—	—	—	1,610

Total contractual cash obligations	$229,128	$26,551	$15,692	$5,816	$181,069

(1)	Capital lease obligations represent gross minimum lease payments, which include interest.

(2)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(3)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(4)	Asset retirement obligations represent total estimated costs for future retirement of machines. In accordance with FASB Interpretation No. 47, Accounting for Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, we recorded a liability based on an estimated fair value of these total future asset retirement obligations.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of June 30, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$17,430	$17,430	$—	$—	$—

Total commercial commitments	$17,430	$17,430	$—	$—	$—

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

	Three Month Periods Ended
	June 30, 2006(1)	March 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$130,327	$126,032	$125,607	$118,707	$109,840	$105,585	$109,793	$106,430
Expenses:
Direct operating	86,437	86,299	83,871	78,022	74,389	72,880	73,678	69,937
Marketing	3,389	924	5,031	2,785	1,975	957	4,567	3,642
Research and development	1,393	1,241	1,446	1,445	1,516	1,309	1,058	1,410
General and administrative	13,811	12,766	9,800	9,546	8,687	8,592	9,423	8,098
Depreciation and other	13,295	12,859	11,887	11,696	10,958	10,806	10,116	9,821
Amortization of intangible assets	1,510	1,327	1,281	1,140	1,104	1,031	993	884

Income from operations	10,492	10,616	12,291	14,073	11,211	10,010	9,958	12,638
Interest income and other, net	420	471	499	345	379	326	137	124
Interest expense and early retirement of debt	(3,986)	(3,970)	(3,613)	(3,353)	(3,100)	(2,850)	(3,812)	(2,793)
Equity investment income (loss)	304	191	(161)	127	153	162	64	66

Income before income taxes	7,230	7,308	9,016	11,192	8,643	7,648	6,347	10,035
Income taxes	(3,111)	(3,129)	(3,497)	(4,372)	(3,378)	(2,980)	(1,796)	(3,386)

Net income	$4,119	$4,179	$5,519	$6,820	$5,265	$4,668	$4,551	$6,649

Net income per share:
Basic	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20	$0.31
Diluted	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20	$0.30

(1)	Includes the impact of expensing stock option compensation under SFAS 123(R).

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

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit facility and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the average rate presented reflects our projected credit facility interest rate of LIBOR plus a margin of 2.0% and the impact of our interest rate hedge on $125.0 million of the outstanding debt balance.

The table below presents principal amounts, at book value, by year of maturity and our current interest rate.

Liabilities	Expected Maturity Date						June 30, 2006		Average interest rate
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$959	$1,917	$1,918	$1,917	$1,918	$179,239	$187,868	$187,868	7.41%

We have variable-rate debt that, at June 30, 2006, had an outstanding balance of $187.9 million. Under the terms of our credit facility, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of June 30, 2006, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $0.6 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.5 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures are effective.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain statements in the risks described below are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “future,” “may,” “will,” “seek,” “should,” “project,” “potential,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings we make from time to time may be forward-looking statements. We caution you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with any one or more of our significant retailers could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high-traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain contractual relationships with our existing retailers in locations where we can operate profitably. If we are unable to maintain or renew such contracts with our existing retailers, our business, financial condition and results of operations could be significantly impaired. For example, our coin and entertainment services agreements with Wal-Mart, Inc. and the Kroger Company account for approximately 27.4% and 10.9% of our consolidated revenue, respectively. If we are unable to provide existing retailers like Wal-Mart and Kroger with direct and indirect benefits that are superior to or competitive with other providers or systems (including coin-counting systems which the retailers could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships.

Our typical contract is for a set term, which typically ranges from one to three years and automatically renews until we or our retail partner gives notice of termination before a certain time period prior to the end of the current term. Certain contract provisions with some of our retailers vary, including product offerings, the service fee we pay each retail partner, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart is governed by a contract that Wal-Mart may terminate at any time. Cancellation of this contract would seriously harm our business and reputation.

We may be unable to continue to pay our retailers a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We face ongoing pricing pressure from our current retailers to increase the service fee we pay to them on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain of our retailers. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, or other criteria. Together with other factors, an increase in service fees paid to our retailers could significantly increase our expenses relative to coin and entertainment services in future periods.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to continue our coin-counting and entertainment services machine installation growth, we will need to attract new retailers and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets and/or new distribution channels. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting or entertainment services machines to levels that would enable us to operate profitably in lower density markets or new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

We may be unable to identify and define product trends, as well as to anticipate, gauge and react to changing consumer demands in a timely manner.

To be competitive, we need to develop new services that are accepted by the market and establish third-party relationships necessary to develop and commercialize such services. For example, toy and other products dispensed in our entertainment services machines must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our toy products, we may be faced with significant excess inventories for some products and missed opportunities for other products. In addition, because we place orders for toy products well in advance of purchases by consumers, we could experience excess inventory if our consumers purchase fewer products than anticipated. In order to develop and commercialize new non-entertainment vending products or services, we will need to enhance the capabilities of our coin-counting machines and our network and establish market acceptance of such products or services. We cannot assure you that new or additional products or services that we may attempt to commercialize will be successful.

We may be unable to achieve the strategic and financial objectives for our entry into the entertainment services business, and our failure to do so could materially and adversely affect our business, operating results and financial condition.

We first entered the entertainment services business as a result of our acquisition of ACMI in July 2004. Since that time, we have expanded this line of business through other acquisitions, such as Amusement Factory. Our entertainment services business now represents our largest source of revenue. There are a number of financial and operational risks associated with our entry into this line of business. For example,

•	We may be unable to leverage the comparatively lower growth and lower margin entertainment services business with our coin-counting business.

•	We may be unable to duplicate the operating results for the entertainment services business in line with pre-acquisition historical results or our expectations.

•	We may be unable to successfully integrate the acquired businesses’ disparate operational, technical and administrative functions. Acquisition integration will take time and will divert significant management attention and other assets.

•	We may be unable to adequately anticipate and address the operational risks that are peculiar to this line of business. For example, as compared to our coin-counting business, our entertainment services business incurs higher operating expenses, due in part to such factors as maintaining inventory of consumer products to support our skill-crane and bulk vending machine business. Our experience in evaluating inventory of this kind is limited.

•	We may have assumed unknown liabilities when we acquired various entities and assets that now comprise our entertainment services business.

•	We may incur adverse accounting charges. For example, in connection with our acquisition of ACMI, we recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results.

•	We are subject to certain operational restrictions in view of our senior secured credit facility used to finance our acquisition of ACMI.

For these and other reasons, we may be unable to achieve the strategic and financial objectives for our entry into the entertainment services business. Our failure to do so could materially and adversely affect our business, operating results and financial condition.

We have substantial indebtedness.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. The credit facility consists of a $60.0 million revolving credit facility and a $250.0 million term loan facility, of which $62.1 million has been repaid. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

This debt financing may limit our ability to effect future financings or may negatively impact our business, financial condition, results of operations and growth. Substantial financial leverage poses the risk that we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the credit facility governing our indebtedness contains financial and other covenants that could impair our flexibility to pursue growth opportunities. The credit facility contains negative covenants and restrictions relating to such things as certain common stock repurchases, liens, investments, capital expenditures, indebtedness, cash payments of dividends, and fundamental changes or dispositions of our assets. In addition, the credit facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit facility. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare our indebtedness immediately due and payable.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting business faces competition from supermarket retailers, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others. Our current retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party. In addition, retailers, some of which have significantly more resources than us, may decide to enter the self-service coin-counting business. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of these competitors could materially and adversely affect our business and results of operations.

Our entertainment services business faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we experience intense competition for new locations and acquisition candidates. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We may be unable to maintain current sites in the retail locations or to obtain new sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with our retailers could compete with us in certain markets or capture additional market share at our expense.

Defects, failures or security breaches in our coin-counting machines’ operating system could harm our business.

The operation of our coin-counting machines depends on sophisticated software, computer networking and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions that could have the effect of seriously harming our operations. We also rely on a long-distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the computer network system, could seriously harm our business, financial condition and results of operations.

Lack of consumer confidence, whether real or perceived, in our coin-counting machines could harm our business.

The accuracy of the coin-counting functionality of our machines is important to consumers and our retailers. The failure to maintain consumer confidence in our technology and systems could harm our business. Our inability to collect the data from our coin-counting machines could lead to a delay in processing coins and crediting the accounts of our retailers for vouchers that have already been redeemed. Any loss or delay in collecting coin data could seriously harm our operations.

We may be unable to adequately protect or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 60 United States and international patents relevant to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to our coin-counting and e-payment technologies.

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

Certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States and/or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to provide our coin-counting service and operate our coin-counting equipment in the United States and abroad. Such types of claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have from time to time engaged in discussions with a former supplier, ScanCoin AB, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting services and entertainment services equipment, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate new lines of business into our operations. Our operating results have a history of fluctuating. Our future operating results also may fluctuate based upon many factors, including:

•	the transaction fee we charge consumers to use our services,

•	the amount of service fees that we pay to our retailers,

•	our ability to establish or maintain relationships with significant retailers,

•	the commercial success of our retailers, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting and entertainment services equipment,

•	fluctuations in product cost and of operations caused by various factors including rising petroleum costs, labor costs and transportation costs,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, product enhancements and new products,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting network,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of goodwill related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

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

We purchase a substantial amount of goods overseas, particularly plush toys and other products dispensed from our entertainment services machines, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting and entertainment services machines. Significant increases in petroleum prices during current or prior periods have negatively impacted our results of operations. The cost of petroleum may continue to increase as a result of natural disasters, political and geopolitical issues and otherwise. Further increases in petroleum prices could harm our financial condition and continued increases in fuel costs may have an adverse affect on our operating results.

We depend upon third-party manufacturers, suppliers and service providers

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our coin-counting and entertainment services machines. We intend to continue to expand our installed base for coin-counting machines in North America and in the United Kingdom and for entertainment services machines in the United States and Mexico. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

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

We currently have coin operations in Canada and the United Kingdom. We also now have entertainment services equipment operating in Mexico. We expect to continue increasing our deployment of both coin-counting machines and entertainment services equipment internationally. Exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and difficulties in managing an organization outside the United States could seriously harm the development of our business and ability to operate profitably.

In addition, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. We purchase our other vending products from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions that could disrupt the supply and timely delivery of products from such manufacturers. A reduction or interruption in supplies or a significant increase in the price of one or more supplies necessary for our toy manufacture, such as petroleum, could have a material adverse effect on our business.

We also could be affected by labor strikes in the sea shipping, trucking and railroad industries. Such disruptions could interrupt supplies or increase our transportation costs and thereby reduce profit margins in a particular period.

Our business, operating results and financial condition can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunications loss and terrorist attacks.

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

Our business is subject to federal, state, local and foreign laws and government regulation, including government regulation relating to coins, toy safety, child protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, weights and measures, gaming, sweepstakes, contests and consumer protection. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business in the future. In addition, certain jurisdictions may also require us to hold certain licenses, permits and approvals in connection with the operation of our coin-counting and entertainment services machines. For example, in Washington state, skill-crane machines are subject to the licensing requirements of the Washington State Gambling Commission. There can be no assurance that we will be granted all necessary permits or approvals in the future or that current permits and approvals will be renewed. Given the unique nature of our business and new products and services we may develop in the future, the application of various laws and regulations to our business is uncertain.

Failure to comply with the laws and regulatory requirements of federal and state authorities could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

Our acquisition of TMT and the TMT Business subjects us to additional federal, state, local and foreign laws and government regulation, including regulatory risks relating to the operation of the TMT Business while we apply for our own licenses and approvals.

On May 31, 2006, Coinstar acquired TMT, a company that is in the business of offering consumer remittance services, which we refer to as the TMT Business. In connection with the acquisition of TMT, Coinstar entered into a Transitional Services Agreement, or TSA, with Travelex Limited, or Travelex, the seller of TMT.

Under the TSA, affiliates of Travelex will continue to operate the TMT Business in certain jurisdictions, including the United States, until May 31, 2007 or until Coinstar or its affiliate obtains any required licenses or approvals to conduct the TMT Business in these jurisdictions and the business is transferred to Coinstar. There is no assurance that Coinstar or its affiliate will receive these required licenses or approvals before May 31, 2007 or thereafter, or that the TMT Business can be transferred to us in certain jurisdictions including in the United States.

Travelex and its affiliates are responsible for legal compliance and related risk with respect to the TMT Business in the United States and certain other jurisdictions under the TSA until the TMT Business in such jurisdictions is transferred to Coinstar. If Travelex or its affiliates or its or their employees violate a legal requirement in any of these jurisdictions, including a U.S. state or federal law or regulation applicable to the TMT Business, such a violation may delay or preclude the transfer of the TMT Business in that jurisdiction to Coinstar, or the violation may increase the costs to Coinstar of transferring the TMT Business or operating the TMT Business after the transfer.

When the TMT Business in the United States is transferred to Coinstar, Coinstar will be responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the TMT Business. Upon the transfer of the TMT Business in the United States, Coinstar also will be subject to U.S. federal anti-money laundering laws, including United States Department of the Treasury registration requirements, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to or on behalf of prohibited individuals or entities. If Coinstar were to transmit money to or on behalf of, or otherwise conduct business with, a prohibited individual or entity, Coinstar could be required to pay significant damages, including fines and penalties. The USA PATRIOT Act mandates several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant fines and/or penalties, and could limit Coinstar’s ability to conduct business in the United States and other jurisdictions.

In addition, the TMT Business is subject to international regulation, which varies from country to country. In certain countries in which we operate, we are required to maintain licenses or other governmental approvals in order to operate the TMT Business. As described above, Coinstar will be responsible for compliance with these laws and regulatory requirements in those countries subject to the TSA when the TMT Business in those countries is transferred to Coinstar. Although most countries in which Coinstar operates or will operate the TMT Business do not regulate this business to the same degree as the United States, this could change in the future.

Failure to comply with the laws and regulatory requirements of the United States (both federal and state requirements) and those of the other countries in which we will operate the TMT Business could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, penalties or other damages, class action lawsuits, cease and desist orders, and/or other civil and criminal liability. The occurrence of one or more of these events could adversely affect Coinstar’s business, financial condition and results of operations. Furthermore, additions to or changes in the laws, regulations or other industry practices and standards in the United States or any of the foreign countries in which the TMT Business operates could also increase Coinstar’s compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, lead to a loss of agents, and have an adverse effect on our results of operations.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months ended June 30, 2006, the sale price of our common stock has ranged from $17.88 to $29.58 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

•	the termination, modification or non-renewal of one or more retail partner relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin, entertainment and e-payment services,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	ineffective internal controls,

•	industry developments, and

•	economic or other external factors.

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

c) Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of June 30, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $11.6 million bringing the total authorized for purchase under our credit facility to $14.6 million. After taking into consideration our share repurchases of $5.2 million during the year, the remaining amount authorized for repurchase under our credit facility is $9.4 million.

Apart from our credit facility limitations, on October 27, 2004, our Board of Directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $18.9 million of our common stock, however, we will not exceed our credit facility limits.

The following table summarizes information regarding shares repurchased during the three months ended June 30, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 through 30, 2006	—	—	—	$14,273,818
May 1 through 31, 2006	—	—	—	14,273,818
June 1 through 30, 2006	213,307	$22.59	213,307	9,370,105

Three months ended June 30, 2006	213,307	$22.59	213,307	$9,370,105

Item 4.	Submission of Matters to a Vote of Security Holders

The voting results with respect to the election of directors, the amendment to the Coinstar, Inc. Amended and Restated Equity Incentive Plan and the ratification of the appointment of KPMG as the independent registered public accounting firm of Coinstar for the fiscal year ending December 31, 2006 required to be disclosed by this item was previously disclosed on Coinstar’s Current Report on Form 8-K filed July 13, 2006 with the SEC and such information is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Document

2.1	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 by and among Travelex Limited, a company incorporated in England and Wales, Travelex Group Limited, a company incorporated in England and Wales and Coinstar, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on May 4, 2006 (File Number 000-22555)).

10.1*	Amended and Restated Equity Grant Program for Nonemployee Directors Under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan.

10.2	Transitional Services Agreement dated May 31, 2006 by and between Travelex Limited, Travelex Money Transfer Limited and Coinstar, Inc. (Incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2006 (File Number 000-22555)).

10.3*	Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan (Incorporated by reference to Appendix A of the Registrant’s definitive proxy statement filed on April 27, 2006 (File Number 000-22555)).

10.4*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made to Nonemployee Directors (Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555)).

10.5*	Form of Stock Option Grant under the 1997 Amended and Restated Equity Incentive Plan for awards made to Nonemployee Directors (Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555)).

10.6*	Employment Agreement effective as of July 7, 2006 between Coinstar, Inc. and Randall J. Fagundo (Incorporated by reference to the Registrant’s Form 8-K filed on July 5, 2006 (File Number 000-22555)).

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer

August 9, 2006