Form 10-Q
period 2006-09-30
COINSTAR INC
filed 2006-11-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $0.001 par value	27,665,347

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,737	$45,365
Cash in machine or in transit	61,380	60,070
Cash being processed	69,992	69,832
Trade accounts receivable, net of allowance for doubtful accounts of $955 and $469 at September 30, 2006 and December 31, 2005, respectively	16,183	9,046
Inventory	38,748	31,234
Deferred income taxes	16,441	17,330
Prepaid expenses and other current assets	11,961	11,020

Total current assets	245,442	243,897
PROPERTY AND EQUIPMENT, NET	151,620	148,811
DEFERRED INCOME TAXES	216	5,385
OTHER ASSETS	4,469	5,392
EQUITY INVESTMENTS	19,284	19,966
INTANGIBLE ASSETS, NET	44,514	40,139
GOODWILL	206,818	179,811

TOTAL ASSETS	$672,363	$643,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,513	$34,760
Accrued liabilities payable to retailers	76,582	77,175
Other accrued liabilities	35,756	26,941
Current portion of long-term debt and capital lease obligations	7,903	3,850

Total current liabilities	163,754	142,726
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	193,490	206,628
DEFERRED TAX LIABILITY	6,061	—

TOTAL LIABILITIES	363,305	349,354
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2006 or 2005	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,232,486 and 29,008,842 shares issued and 27,665,347 and 27,775,628 shares outstanding at September 30, 2006 and December 31, 2005, respectively	337,571	328,951
Retained earnings (accumulated deficit)	429	(13,158)
Treasury stock	(30,806)	(22,783)
Accumulated other comprehensive income	1,864	1,037

Total stockholders’ equity	309,058	294,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$672,363	$643,401

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
REVENUE	$396,395	$334,132	$140,036	$118,707
EXPENSES:
Direct operating	263,455	225,291	90,719	78,022
Marketing	8,939	5,717	4,626	2,785
Research and development	4,091	4,270	1,457	1,445
General and administrative	41,231	26,825	14,654	9,546
Depreciation and other	39,564	33,460	13,410	11,696
Amortization of intangible assets	4,498	3,275	1,661	1,140

Income from operations	34,617	35,294	13,509	14,073
OTHER INCOME (EXPENSE):
Interest income and other, net	1,378	1,050	487	345
Interest expense	(11,838)	(9,303)	(4,120)	(3,353)
Income (loss) from equity investments	52	442	(443)	127
Early retirement of debt	(238)	—	—	—

Income before income taxes	23,971	27,483	9,433	11,192
Income taxes	(10,384)	(10,730)	(4,144)	(4,372)

NET INCOME	$13,587	$16,753	$5,289	$6,820

NET INCOME PER SHARE:
Basic	$0.49	$0.66	$0.19	$0.27
Diluted	$0.49	$0.65	$0.19	$0.27
WEIGHTED SHARES OUTSTANDING:
Basic	27,692	25,372	27,607	25,491
Diluted	27,977	25,637	27,910	25,685

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Nine Month Period Ended September 30, 2006

(in thousands, except share data)

(unaudited)

	Common Stock		Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2005	27,775,628	$328,951	$(13,158)	$(22,783)	$1,037	$294,047
Proceeds from exercise of stock options	156,013	2,719				2,719
Stock-based compensation expense, net withheld for taxes	4,163	4,228				4,228
Equity purchase of assets	63,468	1,673				1,673
Treasury stock purchase	(333,925)			(8,023)		(8,023)
Comprehensive income:
Net income			13,587			13,587	$13,587
Other comprehensive income:
Short term investments, net of tax expense of $4					7	7	7
Foreign currency translation adjustments, net of tax expense of $732					814	814	814
Interest rate hedge on long-term debt, net of tax expense of $4					6	6	6

Total comprehensive income							$14,414

BALANCE, September 30, 2006	27,665,347	$337,571	$429	$(30,806)	$1,864	$309,058

See notes to consolidated financial statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Periods Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$13,587	$16,753
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and other	39,564	33,460
Amortization of intangible assets	4,498	3,275
Amortization of deferred financing fees	570	582
Loss on early retirement of debt	238	—
Non-cash stock-based compensation	4,313	242
Deferred income taxes	8,827	9,620
Income from equity investments	(52)	(442)
Return on equity investments	720	628
Other	(106)	(14)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(3,318)	(1,651)
Inventory	(8,705)	(783)
Prepaid expenses and other current assets	(1,081)	(160)
Other assets	119	51
Accounts payable	6,059	(168)
Accrued liabilities payable to retailers	(2,650)	(4,252)
Other accrued liabilities	6,321	(277)

Net cash provided by operating activities	68,904	56,864
INVESTING ACTIVITIES:
Purchase of available-for-sale securities	—	(2,000)
Purchase of property and equipment	(24,904)	(34,327)
Acquisitions, net of cash acquired of $2,801 in 2006 and $0 in 2005, respectively	(31,386)	(18,586)
Proceeds from sale of fixed assets	170	110
Issuance of note receivable	—	(1,500)

Net cash used by investing activities	(56,120)	(56,303)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(22,418)	(2,750)
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	2,719	3,090
Repurchase of common stock	(8,023)	—

Net cash (used by) provided by financing activities	(27,722)	340
Effect of exchange rate changes on cash	1,780	(1,380)

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(13,158)	(479)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	175,267	156,787

End of period	$162,109	$156,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,075	$8,512
Cash paid during the period for income taxes	1,404	1,074
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$13,149	$1,710
Common stock issued in conjunction with acquisition, net of issue costs of $44 in 2005	—	1,183
Accrued acquisition costs	331	—

See notes to consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Month Periods Ended September 30, 2006 and 2005

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for the retailers’ storefronts consisting of self-service coin counting, electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid MasterCard® cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Video Vending New York, Inc. (d.b.a. “DVDXpress”) and Redbox Automated Retail, LLC (“Redbox”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico and the United Kingdom. As of September 30, 2006, we had a total of approximately 13,100 coin-counting machines installed, over 295,000 entertainment services machines installed, over 19,500 locations where our point-of-sale terminals were installed and over 400 non-coin-counting kiosks installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of and for the period subsequent to the date acquired.

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

We have estimated the value of our entertainment services coin-in-machine which was approximately $8.2 million and $5.0 million at September 30, 2006, and December 31, 2005, respectively. Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate.

Income taxes: During the three months ended September 30, 2006, we adopted the indefinite reversal criterion of Accounting Principles Board Opinion (“APB”) No. 23, Accounting for Income Taxes – Special Areas (“APB23”) for our United Kingdom subsidiaries. APB 23 specifies that United States income taxes should not be recorded on the undistributed earnings of a foreign subsidiary if those undistributed earnings have been or will be invested indefinitely in that subsidiary. During the three months ended September 30, 2006, we determined that the undistributed earnings of our United Kingdom subsidiaries will be permanently invested in our United Kingdom operations to support continued growth.

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

Prior to the January 1, 2006, adoption of SFAS 123(R), we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense, other than for restricted stock, was recognized for our stock-based compensation associated with stock options.

The following table illustrates the effect on net income and net income per share for the three and nine month periods ended September 30, 2005, had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the three and nine month periods ended September 30, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

	Nine Month Period Ended Sept. 30, 2005 (Pro Forma)	Three Month Period Ended Sept. 30, 2005 (Pro Forma)
	(in thousands except per share data)	(in thousands except per share data)
Net income as reported:	$16,753	$6,820
Add:
Total stock-based compensation expense included in the determination of net income as reported, net of taxes of $94 and $33 for the nine and three months ended Sept. 30, 2005, respectively	147	51
Deduct:
Total stock-based compensation determined under fair value based method for all awards, net of taxes of $1,569 and $482 for the nine and three months ended Sept. 30, 2005, respectively	(3,711)	(1,189)

Pro forma net income:	$13,189	$5,682

Net income per share:
Basic:
As reported	$0.66	$0.27
Pro forma	0.52	0.22
Diluted:
As reported	$0.65	$0.27
Pro forma	0.52	0.22

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the three and nine month periods ended September 30, 2006, was $1.4 million and $4.3 million, respectively, before income taxes. The related deferred tax benefit for non-qualified stock option expense was approximately $360,000 and $1.1 million, respectively, for the three and nine month periods ended September 30, 2006. No amount of stock-based compensation expense was capitalized as part of the carrying cost of our assets.

SFAS 123(R) requires that stock-based compensation expense be recognized only for those options and awards expected to vest. Therefore, stock-based compensation expense for the three and nine month periods ended September 30, 2006, have been reduced for estimated forfeitures. Forfeitures are estimated at the date of grant based on our historical experience and expectations of future behavior. Prior to adoption of SFAS 123(R), the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The fair value for stock awards was estimated using the BSM option valuation model with the following weighted average assumptions.

	Nine Month Periods Ended Sept. 30,		Three Month Periods Ended Sept. 30,
	2006	2005 (Pro Forma)	2006	2005 (Pro Forma)
Expected term (in years)	3.6	4.9	3.6	4.4
Expected stock price volatility	47%	54%	45%	50%
Risk-free interest rate	4.6%	3.7%	4.8%	4.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.75	$11.66	$10.07	$8.55

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

The following table presents the impact of our adoption of SFAS 123(R) on selected line items from our condensed consolidated financial statements for the nine and three months ended September 30, 2006.

	Nine Month Periods Ended September 30, 2006		Three Month Periods Ended September 30, 2006
	As Reported Following SFAS 123(R)	If Reported Following APB 25	As Reported Following SFAS 123(R)	If Reported Following APB 25
Condensed consolidated statement of operations:
Income from operations	$34,617	$38,491	$13,509	$14,741
Income before taxes	$23,971	$27,847	$9,433	$10,665
Net income	$13,587	$16,499	$5,289	$6,227
Net income per share:
Basic	$0.49	$0.60	$0.19	$0.23
Diluted	$0.49	$0.59	$0.19	$0.22

Prior to the adoption of SFAS 123(R) we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits generated during the nine month period ended September 30, 2006, were not material.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact that adoption of SAB 108 will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact to the Company’s consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: TRAVELEX MONEY TRANSFER LIMITED - ACQUISITION

On May 31, 2006, we acquired Travelex Money Transfer Limited (“TMT”) for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006, between Travelex Limited, Travelex Group Limited and Coinstar. In addition to the purchase price, we incurred an estimated $1.6 million in transaction costs, including costs relating to legal, accounting and other directly related charges. During the three months ended September 30, 2006, a working capital payment of $2.8 million was made to TMT. As a result of the payment, which was pursuant to the acquisition agreement, the associated goodwill balance increased. The results of operations of TMT from June 1, 2006, to September 30, 2006, are included in our consolidated statement of operations.

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

(in thousands)
Assets acquired:
Cash and cash equivalents	$2,801
Trade accounts receivable	3,642
Prepaid expenses and other assets	1,488
Property and equipment	1,991
Intangible assets	8,890
Goodwill	21,829

40,641
Liabilities assumed:
Accounts payable	4,264
Accrued liabilities	4,700
Deferred tax liability	2,611

Total consideration	$29,066

Goodwill of $21.8 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). No amount of this goodwill is expected to be deductible for tax purposes. We engaged a third-party consultant and used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

(in thousands, except years)	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
Intangible assets:
Internal use software	$4,690	5.00	2.64
Agent relationships	2,900	10.00	3.26
Trademark	1,020	7.00	0.80
Tradename and non-compete agreements	280	2.00	0.07

Total	$8,890		6.77

Amortization expense relating to this acquisition for the three and nine month periods ended September 30, 2006, was approximately $0.2 million and $0.5 million, respectively. Based on identified intangible assets recorded as of September 30, 2006, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will be as follows:

Year	Amortization Expense
2006	$921
2007	1,474
2008	1,399
2009	1,399
2010	1,384
2011	826
2012	436
2013	351
2014	290
2015	290
2016	120

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. inclusive of TMT for the three and nine month periods ended September 30, 2006 and 2005, as if the acquisition had been consummated as of January 1, 2006 and January 1, 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Total revenue	$402,110	$337,806	$140,036	$120,417
Net income	$10,009	$9,660	$5,289	$4,443
Net income per share:
Basic	$0.36	$0.38	$0.19	$0.17
Diluted	$0.36	$0.38	$0.19	$0.17

NOTE 3: PROPERTY AND EQUIPMENT

	September 30, 2006	December 31, 2005
	(in thousands)
Coin, entertainment and e-payment machines	$326,905	$308,151
Computers	9,752	6,962
Office furniture and equipment	5,180	4,332
Vehicles	17,809	6,549
Leasehold improvements	2,340	2,290

	361,986	328,284
Accumulated depreciation and amortization	(210,366)	(179,473)

	$151,620	$148,811

In March 2006, one of our existing vehicle lease agreements was amended, resulting in a change of classification of the lease from operating to capital. Non-cash purchases of vehicles financed by capital lease obligations related to this amendment resulted in the capitalization of approximately $7.5 million in the first quarter of 2006.

NOTE 4: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income	$13,587	$16,753	$5,289	$6,820
Other comprehensive income (loss)	827	(988)	145	(165)

Total comprehensive income	$14,414	$15,765	$5,434	$6,655

NOTE 5: STOCK-BASED COMPENSATION PLANS

Stock options and awards: Stock options and awards are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded since 2005 vest annually over 4 years and expire after 5 years. Prior to 2005, options awarded generally vest over 4 years and expire after 10 years. We issue new shares of our common stock upon exercise of stock options.

A summary of stock option activity during the nine month period ended September 30, 2006, is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
Outstanding, December 31, 2005	2,656,697	$20.81
Granted	222,146	24.50
Exercised	(156,013)	17.43
Cancelled, expired or forfeited	(58,128)	22.20

Outstanding, September 30, 2006	2,664,702	21.29	5.66	$19,971

Exercisable, September 30, 2006	1,615,374	20.36	5.70	$13,604

As of September 30, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.0 million. This expense is expected to be recognized over a weighted average period of approximately 23 months. During the three and nine month periods ended September 30, 2006, the total intrinsic value of stock options exercised was approximately $358,000 and $1.3 million, respectively.

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

At September 30, 2006, there were 5,131,123 shares of unissued common stock reserved for issuance under all the stock plans of which 2,466,421 shares were available for future grants. The following table summarizes information about common stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price	Number of options outstanding at September 30, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at September 30, 2006	Weighted average exercise price
$ 5.37 – $18.19	574,068	5.52	$15.71	441,890	$15.00
18.20 – 21.24	669,195	5.96	20.00	523,385	20.19
21.25 – 23.30	605,291	5.11	22.96	423,622	22.99
23.31 – 24.90	678,598	5.99	24.43	133,619	24.42
24.91 – 32.48	137,550	5.55	27.95	92,858	28.96

	2,664,702	5.66	21.29	1,615,374	20.36

Restricted stock awards: Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vest annually over four years and one year, respectively. During 2005, the Company granted 85,050 restricted stock awards with a weighted average fair value of $24.49 per share, the respective market price stock at grant date. The restricted share units require no payment from the grantee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period. Compensation expense related to restricted stock awards totaled approximately $348,000 and $213,000 for the nine month periods ended September 30, 2006 and September 30, 2005, respectively. Compensation expense related to restricted stock awards totaled approximately $130,000 and $75,000 for the three month periods ended September 30, 2006 and September 30, 2005, respectively.

As of September 30, 2006, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1.1 million. This expense is expected to be recognized over a weighted average period of approximately 33 months. During the nine month period ended September 30, 2006, the total fair value of restricted stock awards vested was approximately $300,000. During the three month period ended September 30, 2006, no restricted stock awards vested.

The following table presents summary restricted stock award activity for the nine months ended September 30, 2006:

	Shares	Weighted average grant date fair value
Non-vested, December 31, 2005	82,750	$24.49
Granted	7,500	22.77
Vested	(12,050)	24.90
Forfeited	—	—

Non-vested, September 30, 2006	78,200	24.25

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Numerator:
Net income	$13,587	$16,753	$5,289	$6,820

Denominator:
Weighted average shares for basic calculation	27,692	25,372	27,607	25,491
Incremental shares from employee stock options and awards	285	265	303	194

Weighted average shares for diluted calculation	27,977	25,637	27,910	25,685

For the nine month periods ended September 30, 2006 and 2005, options and unvested restricted stock awards to acquire 1.2 million and 1.2 million shares of common stock, respectively, were excluded from the computation of dilutive net income per common share because their impact would be antidilutive. For the three month periods ended September 30, 2006 and 2005, 1.0 million and 1.6 million shares were excluded, respectively.

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

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
North American business	$374,126	$318,492	$129,675	$112,871
International business	22,269	15,640	10,361	5,836

Total revenue	$396,395	$334,132	$140,036	$118,707

Net income (loss):
North American business	$12,350	$14,559	$5,388	$6,346
International business	1,237	2,194	(99)	474

Total net income	$13,587	$16,753	$5,289	$6,820

	September 30, 2006	December 31, 2005
	(in thousands)
Total assets:
North American business	$618,668	$632,949
International business	81,289	26,835
Intercompany eliminations	(27,594)	(16,383)

Total assets	$672,363	$643,401

Currently, we do not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services business separate from revenue generated from our entertainment service business. Revenue for these two product lines is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Revenue:
Coin-counting and e-payment services	$188,370	$161,947	$70,408	$58,834
Entertainment services	208,025	172,185	69,628	59,873

Total revenue	$396,395	$334,132	$140,036	$118,707

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
Wal-Mart, Inc.	27.1%	27.5%	26.4%	26.6%
The Kroger Company	11.2%	10.6%	11.9%	10.7%

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

Levine Investments Limited Partnership, a shareholder of Coinstar, has agreed to lease to Coinstar three buildings located in Arlington Heights, Illinois, Van Nuys, California and Chandler, Arizona. The terms of these agreements, commencing November 1, 2005, provide for monthly rental payments ranging from $16,250 to $22,000, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. These leases expire at various times through November 1, 2007. We believe that the terms of these leases are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $2.2 million of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

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

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as stored value cards, payroll cards, prepaid MasterCard® cards, prepaid wireless products and money transfer services. We also offer self-service DVD kiosks where consumers can rent or purchase movies through our strategic investments in DVDXpress and Redbox. These products and services are convenient, reliable, safe and fun. Providing a combination of our 4th Wall products and services greatly expands our cross-selling opportunities. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States and the United Kingdom.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom. Our coin-counting machines have counted and processed more than 290 billion coins worth more than $15.0 billion in more than 420 million self-service transactions. We now own and operate approximately 13,100 coin-counting machines (approximately 7,300 of which are e-payment enabled) in the United States, Canada, Puerto Rico and the United Kingdom and more than 295,000 entertainment services machines in the United States, Puerto Rico and Mexico. We also utilize more than 19,500 point-of-sale terminals and over 400 non-coin-counting kiosks for e-payment services in the United States and the United Kingdom.

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

We own and service all of our coin-counting machines. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, at the consumer’s election, issue e-payment products. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. In certain cases, when an e-payment product is issued instead of a voucher, the consumer does not pay a fee.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending machines and kiddie rides, which total over 295,000 pieces of equipment. Generally, approximately 65% of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient, fun and trouble-free service to retailers and consumers.

E-payment services

We offer e-payment services, including loading prepaid wireless accounts, loading and reloading stored value cards, loading and reloading prepaid MasterCard® cards and prepaid phone cards, provide payroll card services and, with the acquisition of Travelex Money Transfer Limited (“TMT”), now offer money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through point-of-sale terminals, stand-alone e-payment kiosks and e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. We generate revenue for ourselves and pay our retailers and agents a fee through our commissions earned on the sales of e-payment services.

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Expenses:
Direct operating	66.5	67.4	64.8	65.7
Marketing	2.3	1.7	3.3	2.3
Research and development	1.0	1.3	1.0	1.2
General and administrative	10.4	8.0	10.5	8.0
Depreciation and other	10.0	10.0	9.6	9.9
Amortization of intangible assets	1.1	1.0	1.2	1.0

Income from operations	8.7%	10.6%	9.6%	11.9%

Three Month Periods Ended September 30, 2006 and 2005

Revenue

Revenue increased to $140.0 million or 18.0% in the three months ended September 30, 2006, from $118.7 million for the comparable prior year period. Our revenue increased as a result of two primary factors, the acquisition of additional entertainment and e-payment subsidiaries during the second half of 2005 and an increase in coin-counting activity. The increase in coin-counting activity is primarily due to a greater number of installed machines and increased trial and repeat usage.

Revenue for our coin and e-payment services increased 19.7% from $58.8 million for the three months ended September 30, 2005, to $70.4 million for the three months ended September 30, 2006, as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point-of-sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $695 million during the three months ended September 30, 2006, from approximately $635 million for the comparable prior year period. The installed base of coin-counting machines was approximately 13,100 at September 30, 2006, up from approximately 12,400 machines at September 30, 2005.

Entertainment services revenue increased 16.2% from $59.9 million for the three months ended September 30, 2005 to $69.6 million for the three months ended September 30, 2006. This increase was primarily due to our increased installed machine base after our acquisition of The Amusement Factory L.L.C. (“Amusement Factory”) during the fourth quarter of 2005. Our installed base of entertainment machines increased from approximately 183,000 at September 30, 2005 to approximately 295,000 at September 30, 2006. The increase was primarily noted in our bulk vending machines. Our entertainment services revenue is derived primarily from skill-crane machines, which generally comprises approximately 65% of our entertainment services revenue, and bulk vending machines installed in retail locations.

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

Direct operating expenses increased to $90.7 million in the three months ended September 30, 2006, from $78.0 million in the comparable prior year period. As the majority of our direct operating expenses are variable expenses, these expenses increased primarily due to our increased revenues during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Additionally, as of January 1, 2006, we adopted SFAS 123(R) which requires us to expense stock option compensation. Approximately $257,000 of stock compensation expense has been recognized as direct operating expense during the three months ended September 30, 2006. Direct operating expenses as a percentage of revenue decreased to 64.8% in the three months ended September 30, 2006, from 65.7% in the comparable prior year period. As part of our strategy, we are focused on achieving cost efficiencies. These efficiencies primarily include savings associated with combining our field service operations, creating a more efficient route structure and reducing the amount of drive time. We plan to complete our field service integration by year end, and expect to realize ongoing operational savings during the remainder of 2006 and the foreseeable future.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch new services as well as existing services in new regional markets.

Marketing expenses increased to $4.6 million in the three months ended September 30, 2006, from $2.8 million in the comparable prior year period. We have been directing most of our advertising dollars toward regional broadcasting and promotions as we introduce e-payment features on our coin-counting machines and other e-payment product channels like our gift card mall offerings. During the third quarter of 2006 we increased our national advertising media with cable television and magazine ads. We continue to expand our gift card and e-certificate offerings regionally and will use regional advertising to introduce these products in new markets. This directed marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offerings and e-payment products. Since our national marketing expenditures increased, marketing as a percentage of revenue increased to 3.3% in the three months ended September 30, 2006, from 2.3% in the comparable prior year period.

Research and Development

Our research and development expenses consist primarily of development costs to design complementary new product ideas to enhance our existing products and services on our coin-counting machine software, network applications, machine improvements and new product development. We intend to continue to invest in research and development.

Research and development expenses increased to $1.5 million in the three months ended September 30, 2006, from $1.4 million in the comparable prior year period due to ongoing product development. Since revenues increased significantly and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.0% for the three months ended September 30, 2006, from 1.2% in the comparable prior year period.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $14.7 million for the three months ended September 30, 2006, from $9.5 million in the comparable prior year period. General and administrative expenses increased due to several factors including the adoption of SFAS 123(R) on January 1, 2006, acquisitions of businesses after the third quarter of 2005 and higher consulting costs related to internal control, legal and other compliance during 2006. Approximately $1.0 million of the total stock compensation expense recognized during the third quarter of 2006 was allocated to general and administrative expenses. General and administrative expenses as a percentage of revenue increased to 10.5% in the three months ended September 30, 2006, from 8.0% in the comparable prior year period.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles. In certain instances, we prepay amounts to our retailers that are treated as machine installation costs. These costs are expensed over the contract term. The expense is included in depreciation and other expenses in the accompanying consolidated statements of operations and cash flows.

Depreciation and other expenses increased to $13.4 million in the three months ended September 30, 2006, from $11.7 million in the comparable prior year period. Depreciation expense increased primarily due to our increased base of installed machines, primarily bulk vending machines. Depreciation and other expenses as a percentage of revenue decreased to 9.6% in the three months ended September 30, 2006, from 9.9% in the comparable prior year period.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets including retailer and agent relationships that were valued in connection with our acquisitions.

Amortization of intangible assets increased to $1.7 million in the three months ended September 30, 2006, from $1.1 million in the comparable prior year period. Amortization expense of intangible assets increased due to acquisitions of our subsidiary companies over the past twelve months. Our intangible assets are mainly comprised of the value assigned to acquired retailer and agent relationships, and to a lesser extent, acquired internally developed software from our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.2% in the three months ended September 30, 2006, from 1.0% in the comparable prior year period.

Other Income and Expense

Interest income and other, net, increased to $487,000 in the three months ended September 30, 2006, from $345,000 in the comparable prior year period.

Losses from equity investments were $443,000 in the three months ended September 30, 2006, compared to income of $127,000 in the comparable prior year period. Our equity investments currently consist of non-controlling investments in our e-payment and DVD kiosk services.

Interest expense increased to $4.1 million in the three months ended September 30, 2006, from $3.4 million in the comparable prior year period. The increased interest expense is primarily due to increasing interest rates over the year.

Income Tax Expense

The effective income tax rate for the third quarter of 2006 was 43.9% compared with 39.1% for the third quarter of 2005. The increase in 2006 is primarily attributable to the tax treatment of incentive stock options (“ISOs”) under SFAS 123(R), which are now expensed for financial statement reporting purposes, however, are not generally deductible for tax purposes. This has the effect of decreasing book income as compared to taxable income, thus increasing the overall effective tax rate. The effective tax rate also differed from the federal statutory rate in both periods mainly due to state taxes. In accordance with APB 23, we have not recorded United States income taxes for our United Kingdom subsidiaries. During the three months ended September 30, 2006, we determined that the undistributed earnings of our United Kingdom subsidiaries will be permanently invested in our United Kingdom operations to support continued growth.

Nine Month Periods Ended September 30, 2006 and 2005

Revenue

Revenue increased to $396.4 million in the nine months ended September 30, 2006, from $334.1 million for the comparable prior year period. Our revenue grew as a result of two primary factors, the acquisition of additional entertainment and e-payment subsidiaries during the second half of 2005 and an increase in coin-counting activity. The increase in coin-counting activity is primarily due to a greater number of installed machines and increased trial and repeat usage.

Revenue for our coin and e-payment services increased from $161.9 million for the nine months ended September 30, 2005, to $188.4 million for the nine months ended September 30, 2006, or 16.4%, as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and e-payment point-of-sale locations in service and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $1.9 billion during the nine months ended September 30, 2006, from approximately $1.7 billion for the comparable prior year period.

Entertainment services revenue increased 20.8% from $172.2 million for the nine months ended September 30, 2005 to $208.0 million for the nine months ended September 30, 2006. This increase was primarily due to our increased installed machine base after our acquisition of Amusement Factory during the fourth quarter of 2005. Our installed base of entertainment machines increased from approximately 183,000 at September 30, 2005 to approximately 295,000 at September 30, 2006. The increase was primarily noted in our bulk vending machines.

Direct Operating Expenses

Direct operating expenses increased to $263.4 million in the nine months ended September 30, 2006, from $225.3 million in the comparable prior year period. As the majority of our direct operating expenses are variable expenses, these expenses increased primarily due to our increased revenues during the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. Additionally, as of January 1, 2006, we adopted SFAS 123(R) which requires us to expense stock option compensation. Approximately $789,000 of stock compensation expense has been recognized as direct operating expense during the nine months ended September 30, 2006. Direct operating expenses as a percentage of revenue decreased to 66.5% in the nine months ended September 30, 2006, from 67.4% in the comparable prior year period. As part of our strategy, we are focused on achieving cost efficiencies. These efficiencies primarily include savings associated with combining our field service operations, creating a more efficient route structure and reducing the amount of drive time. We plan to complete our field service integration by year end, and expect to realize ongoing operational savings during the remainder of 2006 and the foreseeable future.

Marketing

Marketing expenses increased to $8.9 million in the nine months ended September 30, 2006, from $5.7 million in the nine months ended September 30, 2005. During 2006, we have increased our national advertising expenditures compared to 2005 by advertising on national cable networks and magazine publications. In addition, during both 2006 and 2005, we used regional advertising to introduce e-payment products as they became available in various areas of the country. This marketing and advertising approach continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Marketing as a percentage of revenue increased to 2.3% in the nine months ended September 30, 2006, from 1.7% in the comparable prior year period.

Research and Development

Research and development expenses decreased to $4.1 million in the nine months ended September 30, 2006, from $4.3 million in the comparable 2005 period due to ongoing cost containment measures and timing of expenditures. Since revenues increased and our research and development expenditures remained relatively consistent, research and development expenses as a percentage of revenue decreased to 1.0% for the nine months ended September 30, 2006, from 1.3% in the comparable prior year period.

General and Administrative

General and administrative expenses increased to $41.2 million for the nine months ended September 30, 2006, from $26.8 million in the comparable prior year period. General and administrative expenses increased due to several factors including the adoption of SFAS 123(R) on January 1, 2006, acquisitions of businesses after the first half of 2005 and higher consulting costs related to internal control, legal and other compliance during 2006. Approximately $3.2 million of the total stock compensation expense recognized during the nine months ended September 30, 2006, was allocated to general and administrative expenses. General and administrative expenses as a percentage of revenue increased to 10.4% in the nine months ended September 30, 2006, from 8.0% in the comparable prior year period.

Depreciation and Other

Depreciation and other expenses increased to $39.6 million in the nine months ended September 30, 2006, from $33.5 million in the comparable prior year period. Depreciation expense increased primarily due to our increased base of installed machines, primarily bulk vending machines. Depreciation and other expenses as a percentage of revenue was 10.0% for both the nine months ended September 30, 2006 and 2005.

Amortization of Intangible Assets

Amortization of intangible assets increased to $4.5 million in the nine months ended September 30, 2006, from $3.3 million in the comparable prior year period. Amortization expense of intangible assets increased due to acquisitions of our subsidiary companies over the past twelve months. Our intangible assets are mainly comprised of the value assigned to acquired retailer and agent relationships and, to a lesser extent, acquired internally developed software from our subsidiary companies. Amortization expense as a percentage of revenue increased to 1.1% in the nine months ended September 30, 2006, from 1.0% in the comparable prior year period.

Other Income and Expense

Interest income and other, net, increased to $1.4 million in the nine months ended September 30, 2006, from $1.1 million in the comparable prior year period.

Income from equity investments decreased to $52,000 in the nine months ended September 30, 2006, from $442,000 in the comparable 2005 period. Our equity investments currently consist of non-controlling investments in our e-payment and DVD kiosk services.

Interest expense and interest expense related to early retirement of debt increased to $11.8 million in the nine months ended September 30, 2006, from $9.3 million in the comparable prior year period. The increased interest expense is primarily due to increasing interest rates over the year and our early paydown of $16.9 million term debt during March 2006. The early paydown of out term debt accelerated recognition of approximately $238,000 of interest expense from deferred financing fees recorded as early retirement of debt expense.

Income Tax Expense

The effective income tax rate for the nine months ended September 30, 2006, was 43.3% compared with 39.0% for the nine months ended September 30, 2005. The increase in 2006 is primarily attributable to the tax treatment of ISOs under SFAS 123(R), which are now expensed for financial statement reporting purposes, however, are not generally deductible for tax purposes. This has the effect of decreasing book income as compared to taxable income, thus increasing the overall effective tax rate. The effective tax rate also differed from the federal statutory rate in both periods mainly due to the impact of state taxes. In accordance with APB 23, we have not recorded United States income taxes for our United Kingdom subsidiaries. During the three months ended September 30, 2006, we determined that the undistributed earnings of our United Kingdom subsidiaries will be permanently invested in our United Kingdom operations to support continued growth.

Liquidity and Capital Resources

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being transported or counted by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailers.

As of September 30, 2006, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $162.1 million, which consisted of cash and cash equivalents immediately available to fund our operations of $30.7 million, cash in machine or in transit of $61.4 million and cash being processed of $70.0 million. Working capital was $81.7 million at September 30, 2006, compared with $101.2 million at December 31, 2005. The decrease in net working capital was primarily the result of cash paid to retire $18.3 million of term debt, of which $16.9 million was a mandatory early retirement of debt based on an excess cash sweep position in our credit facility agreement and $1.4 million was for scheduled quarterly principal payments, as well as the normal variances of our accounts payable and other accrued liabilities balances due to timing of payments.

Net cash provided by operating activities was $68.9 million for the nine months ended September 30, 2006, compared to net cash provided by operating activities of $56.9 million for the nine months ended September 30, 2005. Cash provided by operating activities increased even though net income was lower for the nine months ended September 30, 2006, than the comparable prior year period as the result of an increase of non-cash expenses included in net income for the period ended September 30, 2006, as well as a decreased use of cash from changes in operating assets and liabilities. The increase of cash provided by operating activities during the period ended September 30, 2006, was mainly due to higher non-cash expenses for depreciation and recognition of stock-based compensation compared to the comparable prior year period.

Net cash used by investing activities for the nine month period ended September 30, 2006, was $56.1 million compared to $56.3 million in the comparable prior year period. Net cash used by investing activities consisted primarily of acquisition of subsidiary companies and capital expenditures made in each of the nine month periods ended September 30, 2006 and 2005, mainly for the purchase of coin and entertainment machines. As of September 30, 2006, we had entered into certain purchase agreements with suppliers of our machines, which require aggregate future purchases for coin and entertainment machines and components in the amount of $12.2 million.

Net cash used by financing activities for the nine month period ended September 30, 2006, was $27.7 million. This amount represented cash used to make scheduled principal payments of $1.4 million and an additional mandatory principal payment of $16.9 million on our term loan, repurchase of our common stock of $8.0 million and $4.1 million on capital lease payments, offset by net proceeds from the exercise of stock options of $2.7 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was $0.3 million.

On May 31, 2006, we acquired TMT for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006, between Travelex Limited, Travelex Group Limited and Coinstar. In addition to the purchase price, we incurred an estimated $1.6 million in transaction costs, including costs relating to legal, accounting and other directly related charges. During the three months ended September 30, 2006, a working capital payment of $2.8 million was made to TMT. As a result of the payment, which was pursuant to the acquisition agreement, the associated goodwill balance increased. The results of operations of TMT for the months of June through September 2006 are included in our consolidated statement of operations.

On December 1, 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. We are accounting for our ownership under the equity method in our consolidated financial statements. Our 47.3% interest in this investment includes a conditional consideration agreement to contribute an additional $12.0 million if Redbox achieves certain targets within a one year period.

On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. On July 28, 2006, the credit agreement was amended to incrementally increase the credit commitment amount up to $7.3 million at set measurement dates extending through July 1, 2007. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will be at an annual rate equal to LIBOR plus three percent. As of September 30, 2006, DVDXpress has drawn down $5.5 million on this credit facility. On December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

As of September 30, 2006, our goodwill balance was $206.8 million. During the current year we acquired TMT, allocating $21.8 million to goodwill. Our goodwill balance increased an additional $5.2 million in the first nine months of 2006 primarily due to purchase price adjustments relating to working capital and earnout payments from our acquisitions.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of American Coin Merchandising, Inc. (“ACMI”, n/k/a Coinstar Entertainment Services Inc.). This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of September 30, 2006, our original term loan balance of $250.0 million had been reduced to $187.4 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit facility). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At September 30, 2006, our interest rate on this facility was 7.51%. On October 10, 2006, due to decreases in the LIBOR rate, our interest rate was adjusted to 7.37%.

The credit facility contains standard negative covenants and restrictions on actions by us including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of September 30, 2006, we were in compliance with all covenants.

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

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that steps up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective three-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $304,000 at September 30, 2006.

Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of September 30, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $13.3 million bringing the total authorized for purchase under our credit facility to $16.3 million. After taking into consideration our share repurchases of $8.0 million during the year, the remaining amount authorized for repurchase under our credit facility is $8.3 million.

Apart from our credit facility limitations, on October 27, 2004, our Board of Directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $17.8 million of our common stock, however, we will not exceed our credit facility limits.

As of September 30, 2006, we had seven irrevocable letters of credit that totaled $17.2 million. These letters of credit, which expire at various times through December 2007, are available to collateralize certain obligations to third parties. As of September 30, 2006, no amounts were outstanding under these letters of credit.

As of September 30, 2006, our net deferred income tax assets totaled $10.6 million. In the nine months ended September 30, 2006, we recorded $10.4 million of income tax expense, which, as a result of our federal and state NOL carryforwards, will not result in cash payments for income taxes other than those required by some foreign jurisdictions and states, and federal alternative minimum taxes. We paid $1.4 million for income taxes during the nine months ended September 30, 2006.

Off-Balance Sheet Arrangements

As September 30, 2006, off-balance sheet arrangements are comprised of our conditional consideration agreement related to our equity investments, obligations under our interest rate hedge, purchase commitments, our operating leases and letters of credit. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of September 30, 2006:

	Payments Due by Period
Contractual Obligations As of September 30, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt	$187,389	$1,917	$3,835	$181,637	$—
Capital lease obligations (1)	14,477	6,733	6,793	951	—
Operating leases (2)	10,344	4,457	3,995	1,297	595
Purchase obligations (3)	21,205	21,205	—	—	—
Asset retirement obligations (4)	1,610	—	—	—	1,610

Total contractual cash obligations	$235,025	$34,312	$14,623	$183,885	$2,205

(1)	Capital lease obligations represent gross minimum lease payments, which include interest.

(2)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(3)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(4)	Asset retirement obligations represent total estimated costs for future retirement of machines. In accordance with FASB Interpretation No. 47, Accounting for Asset Retirement Obligations - an Interpretation of FASB Statement No. 143, we recorded a liability based on an estimated fair value of these total future asset retirement obligations.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of September 30, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$17,217	$16,217	$1,000	$—	$—

Total commercial commitments	$17,217	$16,217	$1,000	$—	$—

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin–counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, consumer usage, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

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

	Three Month Periods Ended
	Sept. 30, 2006(1)	June 30, 2006(1)	March 31, 2006(1)	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31, 2005	Dec. 31, 2004
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$140,036	$130,327	$126,032	$125,607	$118,707	$109,840	$105,585	$109,793
Expenses:
Direct operating	90,719	86,437	86,299	83,871	78,022	74,389	72,880	73,678
Marketing	4,626	3,389	924	5,031	2,785	1,975	957	4,567
Research and development	1,457	1,393	1,241	1,446	1,445	1,516	1,309	1,058
General and administrative	14,654	13,811	12,766	9,800	9,546	8,687	8,592	9,423
Depreciation and other	13,410	13,295	12,859	11,887	11,696	10,958	10,806	10,116
Amortization of intangible assets	1,661	1,510	1,327	1,281	1,140	1,104	1,031	993

Income from operations	13,509	10,492	10,616	12,291	14,073	11,211	10,010	9,958
Interest income and other, net	487	420	471	499	345	379	326	137
Interest expense and early retirement of debt	(4,120)	(3,986)	(3,970)	(3,613)	(3,353)	(3,100)	(2,850)	(3,812)
Equity investment income (loss)	(443)	304	191	(161)	127	153	162	64

Income before income taxes	9,433	7,230	7,308	9,016	11,192	8,643	7,648	6,347
Income taxes	(4,144)	(3,111)	(3,129)	(3,497)	(4,372)	(3,378)	(2,980)	(1,796)

Net income	$5,289	$4,119	$4,179	$5,519	$6,820	$5,265	$4,668	$4,551

Net income per share:
Basic	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20
Diluted	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18	$0.20

(1)	Includes the impact of expensing stock option compensation under SFAS 123(R).

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

The table below presents principal amounts, at book value, by year of maturity and our average interest rate.

Liabilities (in thousands)	Expected Maturity Date						September 30, 2006		Average interest rate
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term debt:
Variable rate	$479	$1,917	$1,918	$1,917	$1,918	$179,240	$187,389	$187,389	7.1%

We have variable-rate debt that, at September 30, 2006, had an outstanding balance of $187.4 million. Under the terms of our credit facility, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of September 30, 2006, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense, net of interest income earned on our interest rate hedge, and related cash payments by approximately $625,000; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.8 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

Item 4.	Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures are effective.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain statements in the risks described below are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as “believe,” “anticipate,” “expect,” “estimate,” “future,” “may,” “will,” “seek,” “should,” “project,” “potential,” “continue,” “plans,” “intends,” “likely,” or other similar words or phrases. Except for historical matters, the matters discussed in this Quarterly Report on Form 10-Q and other statements or filings we make from time to time may be forward-looking statements. We caution you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. We are including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high-traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truckstops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain contractual relationships with our existing retailers in locations where we can operate profitably. If we are unable to maintain or renew such contracts with our existing retailers, our business, financial condition and results of operations could be significantly impaired. For example, our coin and entertainment services agreements with Wal-Mart, Inc. and the Kroger Company account for approximately 27.1% and 11.2% of our consolidated revenue, respectively. If we are unable to provide existing retailers like Wal-Mart and Kroger with direct and indirect benefits that are superior to or competitive with other providers or systems (including coin-counting systems which the retailers could operate themselves or through a third party) or alternative potential uses of the floor space that our machines occupy, we may encounter difficulties maintaining existing retailer relationships.

Our typical contract term ranges from one to three years and automatically renews until we or our retail partner gives notice of termination before a certain time period prior to the end of the current term. Certain contract provisions with some of our retailers vary, including product offerings, the service fee we pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. Our entertainment services relationship with Wal-Mart is governed by a contract that Wal-Mart may terminate at any time. Cancellation of this contract would seriously harm our business and reputation.

We may be unable to continue to pay our retailers a service fee that allows us to operate our coin-counting and entertainment services machines at historical levels of profitability.

We face ongoing pricing pressure from our retailers to increase the service fee we pay to them on coin and entertainment services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to retain certain retailers. These fee arrangements are based on our evaluation of certain unique factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high-traffic and/or urban or rural locations, new product commitments and other criteria. Together with other factors, an increase in service fees paid to our retailers could significantly increase our expenses relative to coin and entertainment services in future periods.

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

We have substantial indebtedness.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. The credit facility consists of a $60.0 million revolving credit facility and a $250.0 million term loan facility, of which $62.6 million has been repaid. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

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

Our coin-counting business faces competition from supermarket retailers, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party. In addition, retailers, some of which have significantly more resources than us, may decide to enter the self-service coin-counting business. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of these competitors could materially and adversely affect our business and results of operations.

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

The operation of our coin-counting machines depends on sophisticated software, computer networking and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new services or service enhancements are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions that could seriously harm our operations. We also rely on a long-distance telecommunication network that is not owned by us and is subject to service disruptions. Further, while we have taken significant steps to protect the security of our network, security breaches may result from intentional acts of third parties or from computer viruses. Any service disruptions, whether due to errors or delays in our software or computing systems, interruptions or breaches in the communications network, or security breaches of the computer network system, could seriously harm our business, financial condition and results of operations.

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

We purchase a substantial amount of goods overseas, particularly plush toys and other products dispensed from our entertainment services machines, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting and entertainment services machines. Significant increases in petroleum prices during prior periods have negatively impacted our results of operations. The cost of petroleum is volatile and may increase as a result of natural disasters, political and geopolitical issues and otherwise. Further increases in petroleum prices may have an adverse affect on our operating results.

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

In addition, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. We purchase our other vending products from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, the imposition of tariffs, import and export controls, transportation delays and interruptions and political and economic disruptions that could disrupt the supply and timely delivery of products from such manufacturers. A reduction or interruption in supplies or a significant increase in the price of one or more supplies necessary for our toy manufacture, such as petroleum, could have a material adverse effect on our business. We also could be affected by labor strikes in the sea shipping, trucking and railroad industries. Such disruptions could interrupt supplies or increase our transportation costs and thereby reduce profit margins in a particular period.

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

On May 31, 2006, we acquired TMT, a company that is in the business of offering consumer remittance services, which we refer to as the TMT Business. In connection with the acquisition of TMT, we entered into a Transitional Services Agreement, (“TSA”), with Travelex Limited, (“Travelex”), the seller of TMT.

Under the TSA, affiliates of Travelex will continue to operate the TMT Business in certain jurisdictions, including the United States, until May 31, 2007 or until we obtain any required licenses or approvals to conduct the TMT Business in these jurisdictions and the business is transferred to us. There is no assurance that we will receive these required licenses or approvals before May 31, 2007 or thereafter, or that the TMT Business can be transferred to us in certain jurisdictions including in the United States.

Travelex and its affiliates are responsible for legal compliance and related risk with respect to the TMT Business in the United States and certain other jurisdictions under the TSA until the TMT Business in such jurisdictions is transferred. If Travelex or its affiliates or its or their employees violate a legal requirement in any of these jurisdictions, including a United States state or federal law or regulation applicable to the TMT Business, such a violation may delay or preclude the transfer of the TMT Business in that jurisdiction to us, or the violation may increase our costs of transferring the TMT Business or operating the TMT Business after the transfer.

When the TMT Business in the United States is transferred, we will be responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the TMT Business. Upon the transfer of the TMT Business in the United States, we also will be subject to United States federal anti-money laundering laws, including United States Department of the Treasury registration requirements, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to or on behalf of prohibited individuals or entities. If we were to transmit money to or on behalf of, or otherwise conduct business with, a prohibited individual or entity, we could be required to pay significant damages, including fines and penalties. The USA PATRIOT Act mandates several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant fines and/or penalties, and could limit our ability to conduct business in the United States and other jurisdictions.

In addition, the TMT Business is subject to international regulation, which varies from country to country. In certain countries in which we operate, we are required to maintain licenses or other governmental approvals in order to operate the TMT Business. As described above, we will be responsible for compliance with these laws and regulatory requirements in those countries subject to the TSA when the TMT Business in those countries is transferred. Although most countries in which we operate or will operate the TMT Business do not regulate this business to the same degree as the United States, this could change in the future.

Failure to comply with the laws and regulatory requirements of the United States (both federal and state requirements) and those of the other countries in which we will operate the TMT Business could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, penalties or other damages, class action lawsuits, cease and desist orders, and/or other civil and criminal liability. The occurrence of one or more of these events could adversely affect our business, financial condition and results of operations. Furthermore, additions to or changes in the laws, regulations or other industry practices and standards in the United States or any of the foreign countries in which the TMT Business operates could also increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, lead to a loss of agents, and have an adverse effect on our results of operations.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the last twelve months ended September 30, 2006, the sale price of our common stock has ranged from $17.88 to $29.85 per share. The market price of our stock could decline from current levels or continue to fluctuate. The market price of our stock may be significantly affected by the following factors:

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

c) Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of September 30, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $13.3 million bringing the total authorized for purchase under our credit facility to $16.3 million. After taking into consideration our share repurchases of $8.0 million during the year, the remaining amount authorized for repurchase under our credit facility is $8.3 million.

Apart from our credit facility limitations, on October 27, 2004, our Board of Directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $17.8 million of our common stock, however, we will not exceed our credit facility limits.

The following table summarizes information regarding shares repurchased during the period ended September 30, 2006.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 through 31, 2006	—	—	—	$9,614,412
August 1 through 31, 2006	50,018	$24.79	50,018	9,077,605
September 1 through 30, 2006	55,900	$28.26	55,900	8,262,913

Three months ended September 30, 2006	105,918	$26.62	105,918	$8,262,913

Item 6.	Exhibits

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer

November 9, 2006