Form 10-K
period 2006-12-31
COINSTAR INC
filed 2007-03-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2006 as reported on the NASDAQ Global Select Market, was approximately $328.2 million. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock have been excluded as these persons may be deemed to be affiliates. This determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of February 16, 2007, there were approximately 27,827,000 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2007 annual meeting of stockholders are incorporated by reference in Part II and Part III of this Form 10-K. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which the report relates.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A, Risk Factors and elsewhere in this report, that may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. Unless the context requires otherwise, the terms “Coinstar,” the “Company,” “we,” “us” and “our” refer to Coinstar, Inc. and its subsidiaries.

Item 1.    Business.

Summary

We are a multi-national company offering a range of solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as prepaid wireless products, stored value cards, payroll cards, prepaid debit cards and money transfer services. In addition, through our strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”), we offer self-service DVD kiosks where consumers can rent or purchase movies. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States, the United Kingdom and other countries.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 300 billion coins worth more than $15.5 billion in more than 435 million transactions. We own and operate more than 13,500 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom, of which approximately 8,200 are e-payment enabled, and more than 300,000 entertainment services machines in the United States and Mexico. We also utilize more than 14,000 point-of-sale terminals for e-payment services in the United States and the United Kingdom.

Our 2004 acquisition of ACMI Holdings, Inc. and its subsidiaries (collectively, “ACMI”), our 2005 acquisition of The Amusement Factory L.L.C. (“Amusement Factory”), our strategic investments with Redbox and DVDXpress, as well as our 2006 acquisition of Travelex Money Transfer Limited (now known as “Coinstar Money Transfer” or “CMT”) have significantly broadened our base of existing and potential retailers and the depth and reach of our sales and field service forces, providing greater opportunity to cross-sell our coin, entertainment and e-payment services. We have more than 1,100 field service employees throughout the United States and internationally, who have broadened our geographic reach to develop and maintain strong relationships with retailers. With the combination of coin, entertainment and e-payment services, we are positioned as a single-source supplier for retailers to capitalize on the 4th Wall™, an area between the cash registers and front door of retail locations, that in the past has generally not been managed to optimize revenue per square foot.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, quality control, customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado. As of December 31, 2006, we had approximately 1,900 employees. We were incorporated in Delaware on October 12, 1993.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2006, consumers processed more than $2.6 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a “turn-key, headache-free” service to retailers. Our machines are easy to use, highly accurate, durable, easy to service and capable of processing up to 600 coins per minute. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue stored value cards or e-certificates, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of each transaction. There is no transaction fee to the consumer when a stored value card or e-certificate is issued. Our patented, proprietary technology helps us to maintain high up-time, remotely monitor performance and minimize the potential for losses associated with voucher fraud.

Since we pay a percentage of our transaction fees to our retailers, our coin services benefit our retailers by providing an additional source of revenue. In addition, third-party studies show that our coin services increase foot traffic in our retailers’ stores and that approximately 46% of our customers spend all or a part of the proceeds of their vouchers in the store. Our leading coin services retailers include The Kroger Co. and Supervalu, Inc. supermarket chains, and our leading stored value cards or e-certificate offerings are Starbucks, Amazon.com and iTunes.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

As with our coin services, we own and service all of our entertainment services machines, providing a convenient and trouble-free service to retailers. Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 35,000 retail locations, totaling more than 300,000 pieces of equipment. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart Stores, Inc. and Kmart, a subsidiary of Sears Holdings Corporation.

Since we pay our retailers a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retailers. In addition, our entertainment services machines add an element of entertainment for consumers.

E-payment services

We offer e-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones and providing payroll card services such as balance inquiry and wage statement printing. In addition, subsequent to the acquisition of CMT, we provide money transfer services in 142 countries. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services through 14,000 point-of-sale terminals, 400 stand-alone e-payment kiosks and 8,200 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores. As with our coin and entertainment services, our e-payment services provide an additional revenue stream for our retailers as we pay a fee through commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless.

Competitive strengths

We believe our key competitive strengths are:

Market leadership.    We are the leader in the self-service coin-counting services market and in the skill-crane and bulk vending markets. We own and operate the only multi-national fully automated network of self-service coin-counting machines in the United States, Puerto Rico, Canada and the United Kingdom. To date, we have installed more than 13,500 of our coin-counting machines in those countries, which account for approximately 80% of the installed base in those markets. Currently, we estimate that 75% of the US population lives within five miles of one of our coin-counting machines. In addition, we are the leading owner and operator of skill-crane and bulk vending machines in the United States, with more than 300,000 pieces of equipment installed in more than 35,000 retail locations.

Profitable, turn-key solutions for our retailers.     We own, operate and maintain all of our machines and provide our retailers with low-maintenance, turn-key solutions and revenue-generating services. As a single-source provider with an array of products, we work with retailers to evaluate their front-of-store performance and related offerings to maximize revenue and profitability. Our studies show that our coin-counting machines increase foot traffic to host stores, and that approximately 46% of customers spend all or a part of the proceeds of their vouchers in the retailers’ store. Retailers also receive a portion of our revenues from our coin, entertainment and e-payment services transaction fees. We believe that these sources of revenue are very attractive to retailers. For example, our coin-counting machines and skill-crane machines generate five to eight times the supermarket average for profitability per square foot, among the most profitable per square foot in a supermarket, compared to the supermarket average reported in an independent survey.

Differentiating, patented coin services technology.    We believe that our proprietary technology sets us apart from our competitors. We have over 70 United States and international patents covering various aspects of our coin services business, including our networked coin-counting machines, coin-cleaning technology and voucher security features. Our coin-counting machines have a multi-step coin-cleaning process to remove debris, which helps prevent our equipment from becoming jammed. Our network allows our field service team to remotely monitor each individual coin-counting machine, thereby allowing us to optimize pickup of coins for maximum efficiency and perform maintenance on a cost-effective basis. These proprietary features allowed us to achieve availability rates on our coin-counting machines of approximately 95% in 2006, which underscores our reputation for providing reliable service. Our vouchers are encrypted using our proprietary technology to minimize the potential for losses associated with voucher fraud. We believe that the combination of our proprietary technology and reliable machine performance results in a preference for our services compared to our competitors.

Barriers to entry.    We believe that our proprietary network of coin-counting machines combined with our wide geographic reach and existing relationships with our retailers, would require a substantial investment of time and resources for other companies to enter the market and compete effectively against us in the self-service coin-counting and entertainment services markets. In the last 13 years, we have invested more than $390 million in capital equipment and research and development to build our network, and believe that this investment represents a significant competitive barrier to entry. In addition, the scale and size of our entertainment services allows us to achieve better economies of scale and provide higher quality merchandise in our machines. We believe that any potential competitors in the skill-crane and bulk vending markets would need to invest significant capital and secure relationships with large-scale retailers in order to challenge our leadership in those markets. In addition, we believe that our existing relationships with retailers and a broad range of e-payment related product offerings gives us a competitive edge in the e-payment services market.

Consistent and diversified revenue streams and stable operating cash flow.    Our revenue and operating cash flows have increased each year for the last eight years. Our diversified revenue streams, which consist primarily of coin, entertainment and e-payment revenues, are driven by i) the service fees we charge consumers for our coin business, ii) the number of entertainment, coin and e-payment machine installations, iii) the frequency of play of our entertainment machines and iv) the size and number of customer transactions for our coin and e-payment services. As a large proportion of our direct operating costs are variable, which allows us to maintain stable operating cash flows while responding to changes in the business, we are able to modulate expenses as revenue fluctuates.

Growth Strategy

Key elements of our growth strategy include:

Leadership of the 4th Wall.    There is an area between the cash registers and the front door of retail locations that we call the 4th Wall, where many convenient and profitable consumer services are located. We are a leader in providing retailers 4th Wall products and services, which positions us to continue to drive growth through the front of the store and differentiates us from other suppliers. Our 4th Wall strategy has been the focus of our business development and acquisition strategy and will continue to drive our growth as we move forward.

Product and service expansion.    In recent years, we have transitioned from a one-product company offering coin-counting services to a business with a variety of products and services for the 4th Wall. We now offer coin counting, entertainment services and e-payment services, as well as self-service DVD rentals. Through our recent acquisition of CMT, we have also broadened our e-payment product line by adding money transfer. Further, our Coin to Card™ program, where consumers receive stored value cards or e-certificates instead of vouchers from our coin machines, is an example of how we are leveraging our coin-counting network to drive incremental transactions. We expect to continue to add products and services to our existing kiosk businesses through our strategic alliances, product line extensions and acquisitions to drive traffic to the 4th Wall.

Place more units.    We expect continued growth by placing more units into new channels as well as through cross-selling to existing retailers. At December 31, 2006, we had more than 60,000 retail locations representing a variety of channels including supermarkets, mass merchants, drug stores, convenience stores, truck stops, and restaurants. In 2006 we introduced a new design of our coin-counting machines specifically intended for the financial institution market, and we expect to grow this new channel in the coming year. This channel is a natural extension for our coin-counting business and is another channel for consumers to adopt our service. With our vast distribution network, we also continue to focus on cross-selling opportunities. We believe that our combined coin, e-payment and entertainment sales teams and our 4th Wall product portfolio positions us to see continued results from our cross-selling efforts.

Stronger retailer relationships.    We continue strengthening existing and building new relationships with retailers through our 4th Wall category management program which includes inventory control, management of card sourcing, display design and merchandising and technology integration for point of sale. We believe our program and expertise sets us apart from other suppliers at the front end of the store. Our 4th Wall strategy gives us the ability to work closely with our customer base to consolidate and introduce new services, while increasing store profits for the retailer. We believe the front end of retail stores has long been under-utilized and believe our 4th Wall strategy is a competitive advantage that will drive our growth in the retail environment for years to come.

International growth.    During 2006, we expanded in Canada with our coin services business and in Mexico with our entertainment services. We continue to grow in these regions as well as in the United Kingdom, one of our more established international markets. In addition, our acquisition of CMT, with an agent network in 142 countries, expanded our international presence. In 2007 and beyond, we expect to continue exploring opportunities in countries where we currently have distribution, as well as other countries where we see opportunities for growth.

Grow through acquisitions.    While we do not intend to actively pursue material acquisitions in the near term, we continue to explore opportunities to acquire companies and assets in order to add complementary products and services to our existing product lines.

Financial Information About Segments, Geographic Areas and Seasonality

The segment and geographic information required herein is contained in Note 14 to our Consolidated Financial Statements. A discussion of seasonality is included in Item 8, along with other quarterly financial information.

Where You Can Get Information We File with the SEC

We file with, and furnish to, the Securities and Exchange Commission (“SEC”), reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. We maintain a website, www.coinstar.com, where we make these reports and related materials available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. These materials can be found on our website under: About Us—Investor Relations—SEC Filings.

Item 1A.    Risk Factors

You should carefully consider the following risk factors that may affect our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations.

We derive substantially all of our revenue from two sources: coin-counting machines installed in high-traffic supermarkets and entertainment services machines installed in supermarkets, mass merchandisers, restaurants, bowling centers, truck stops, warehouse clubs and similar locations. The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. Our typical contract term ranges from one to three years and automatically renews until we or the retailer gives notice of termination. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems (including coin-counting systems which retailers could operate themselves or through a third party) or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc. and the Kroger Company, which account for approximately 27% and 11% of our consolidated revenue, respectively. Our entertainment services relationship with Wal-Mart is governed by a contract that Wal-Mart may terminate at any time. Cancellation or adverse renegotiation of these relationships could seriously harm our business and reputation.

Payment of increased service fees to retailers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on coin and entertainment products and services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines and equipment in high-traffic and/or urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our coin-counting, entertainment and e-payment services machine and equipment installations, we need to attract new retailers and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels such as banks and credit unions. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting, entertainment and e-payment services machines to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

Our strategy to cross-sell our products and services to retailers may be unsuccessful.

An important part of our 4th Wall solution is based on cross-selling our selection of products and services to our retailers. We may be unsuccessful in expanding our relationships with retailers to include additional products and services in their storefronts, due to, among other things, failure to negotiate contracts for additional products and services on acceptable terms, other parties providing similar products and services on more favorable terms, or reluctance by retailers to obtain these historically separate product and service categories from a single provider. If we are unable to effectively implement our cross-selling strategy, our business could be negatively impacted.

We may be unable to identify and define product and service trends or anticipate, gauge and react to changing consumer demands in a timely manner.

To be competitive, we need to develop new products and services that are accepted by the market and establish third-party relationships necessary to develop and commercialize such products and services. For example, toy and other products dispensed in our entertainment services machines must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our products and services, we may be faced with significant excess inventories for some products, such as toys and other entertainment products, and missed opportunities for sales of other products and services. Further, in order to develop and commercialize new non-entertainment products and services, including our money transfer business, we will need to enhance the capabilities of our coin-counting machines and e-payment machines and equipment, as well as our related network and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we attempt to commercialize will be successful.

We may be unable to achieve the strategic and financial objectives for our entry into and our expansion of our entertainment services, and our failure to do so could materially and adversely affect our business, operating results and financial condition.

We entered the entertainment services market as a result of our acquisition of ACMI in July 2004, and have since expanded this line of business through other acquisitions, including Amusement Factory in 2005. Our entertainment services now represents our largest source of revenue. There are a number of financial and operational risks associated with this line of business. For example,

•

We may be unable to leverage the comparatively lower growth and lower margin entertainment services business with our other lines of business to produce the cross-selling opportunities we had anticipated.

•	We may be unable to achieve the operating results for the entertainment services business in line with our expectations.

•

We assumed unanticipated liabilities, such as certain employee-related costs, and may have assumed other unanticipated liabilities, when we acquired various entities and assets that now comprise our entertainment services business.

•

We may incur adverse accounting charges. For example, in connection with our acquisition of ACMI, we recorded approximately $136.1 million of goodwill in connection with the acquisition that will not be amortized, but instead must be tested periodically for impairment. Any impairment of this goodwill in the future could result in substantial charges to our operating results.

For these and other reasons, we may be unable to achieve the strategic and financial objectives for our entry into and the expansion of our entertainment services business. Our failure to do so could materially and adversely affect our business, operating results and financial condition.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting services faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party. In addition, retailers, some of which have significantly more resources than us, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of these competitors could materially and adversely affect our business and results of operations.

Our entertainment services faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we experience intense competition for locations. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We may be unable to maintain current sites in retail locations or to obtain new sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with our retailers could compete with us in certain markets or capture additional market share at our expense.

Our e-payment services, including our prepaid wireless and long distance accounts, stored value cards, debit cards, payroll services and money transfer services, faces competition from a variety of types of providers, including, among others, national distributors of similar cards, other retailers who provide these services themselves, as well as money transfer companies. Many of these providers are more established in selling their e-payment services than we are and many invest more resources in providing such services to customers. In addition, in order for us to provide many of our e-payment services, we depend on relationships with third parties, such as national wireless carriers, national supermarket chains and other retailers and financial institutions. Accordingly, if we are unable to effectively market our e-payment services or maintain and establish successful relationships with appropriate third parties, our e-payment services will not be competitive.

In addition, the nature and extent of consolidation in markets where we install our machines and equipment, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of our machine and equipment installations could be significantly reduced.

We may be unable to adequately protect or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 70 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to our coin-counting, entertainment and e-payment technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our business.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our coin-counting, entertainment or e-payment services, in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have from time to time engaged in discussions with a former supplier, ScanCoin AB, in an effort to clarify certain contract rights and obligations as well as ownership of certain of our intellectual property. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. For example, we instigated litigation against Coin X Change, LLC, on May 2, 2006, for infringement of four of our patents relating to our coin-counting technology.

We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

We have substantial indebtedness.

On July 7, 2004, we entered into a senior secured credit facility to finance our acquisition of ACMI. The credit facility consists of a $60.0 million revolving credit facility and a $250.0 million term loan facility, of which $187.0 million is outstanding. The credit facility bears interest at variable rates pegged to prevailing interest rates. As a result, our operating results are exposed to risks of fluctuations in interest rates. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

This credit facility may limit our ability to obtain future financings or may negatively impact our business, financial condition, results of operations and growth. Due to substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the credit facility contains negative covenants and restrictions relating to such things as certain common stock repurchases, liens, investments, capital expenditures, indebtedness, cash payments of dividends, and fundamental changes or dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the credit facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, all as defined in the credit facility. If the covenants are not met, our lenders would be entitled, under certain circumstances, to declare our indebtedness immediately due and payable.

Defects, failures or security breaches in and inadequate upgrade of our operating systems could harm our business.

The operation of our coin-counting machines and e-payment equipment depends on sophisticated software, computer networking and communication services that may contain undetected errors or may be subject to failures. These errors may arise particularly when new or enhanced products or services are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions that could seriously harm our operations.

In addition, we outsource to third-party providers certain aspects of our operating systems, including our long-distance telecommunications network. Accordingly, the effectiveness of our operating systems is to a certain degree dependent on the actions and decisions of our third-party providers. Further, while we have taken significant steps to protect the security of our operating systems, security breaches may result from intentional or unintentional acts of third parties, computer viruses or natural disasters, which are beyond our control. Any service disruptions, whether due to errors or delays in or failure to adequately upgrade our software or computing systems, interruptions or breaches in the communications network, or security breaches of the computer network system, caused by us or third parties, could seriously harm our business, financial condition and results of operations.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, including additional e-payment services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately disclosed. We maintain and review technical and operational safeguards designed to comply with applicable legal requirements and industry standards, such as the Payment Card Industry (PCI) guidelines. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access our systems or improperly obtain or disclose data about our customers. Any breach of our security policies or applicable legal requirements that compromises consumer data could expose us to regulatory enforcement actions, limit our ability to provide our products and services, subject us to litigation and damage our reputation.

Lack of consumer confidence, whether real or perceived, in our coin-counting machines could harm our business.

The accuracy of the coin-counting functionality of our machines is important to consumers and our retailers. The failure to maintain consumer confidence in our technology and systems could harm our business. Our inability to collect the data from our coin-counting machines could lead to a delay in processing coins and crediting the accounts of our retailers for vouchers that have already been redeemed. Any loss or delay in collecting or processing coin data could seriously harm our operations.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat consumer utilization of our coin-counting, entertainment and e-payment products and services, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate new lines of business into our operations, including, for example, money transfer services. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	the transaction fee we charge consumers to use our services, including our customers’ response to increased transaction fees for use of certain of our entertainment services equipment,

•	the amount of service fees that we pay to our retailers,

•	our ability to establish or maintain relationships with significant retailers on acceptable terms,

•	the commercial success of our retailers, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting, entertainment and e-payment services,

•	fluctuations in operating expenses caused by various factors, including petroleum costs, labor costs and transportation costs,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, new or enhanced products and services,

•	the level of product and price competition,

•	our success in maintaining and expanding our network and managing our growth,

•	the successful operation of our coin-counting and e-payment network,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of goodwill related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

In addition, we have historically experienced seasonality in our coin services revenue, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment services revenue has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. Although our entertainment services revenue may offset the historical seasonality of the coin services revenue to some degree, we expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our coin-counting, entertainment and e-payment services machines and equipment.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our coin-counting, entertainment and e-payment services machines and equipment. We intend to continue to expand our installed base for coin-counting and e-payment machines in North America and in the United Kingdom and for entertainment services equipment in the United States and Mexico. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting or e-payment machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

Some key hardware components used in the coin-counting and e-payment machines and entertainment services equipment are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining coin-counting and e-payment machines or entertainment services equipment, any of which could seriously harm our business, financial condition and results of operations.

In addition, we rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for pick-up, processing and deposit of coins as well as limited servicing of our machines. We generally contract with a single transportation provider and coin processor to service a particular region and either party generally can terminate the contracts with advance notice ranging from 30 to 90 days. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

We are subject to substantial federal, state, local and foreign laws and government regulation specific to our business.

Our business is subject to federal, state, local and foreign laws and government regulation relating to coins, toy safety, child protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, currency controls, weights and measures, payment instruments, gaming, sweepstakes, contests, consumer protection, consumer privacy, data protection and information security. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our coin-counting, entertainment and e-payment services. For example, in Washington state, skill-crane machines are subject to the licensing requirements of the Washington State Gambling Commission. Further, we are currently applying for licenses in those states and the District of Columbia which require licenses with regard to provision of some of our e-payment services, including stored value card and money transfer transactions. There can be no assurance that we will be granted all necessary licenses in the future or that current licenses will be renewed. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements will increase, perhaps substantially.

Failure to comply with these laws and regulations could result in, among other things, revocation of required licenses, loss of approved status, termination of contracts, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events, as well as the increased cost of compliance, could materially adversely affect our business, financial condition and results of operations.

There are risks associated with conducting our business and sourcing goods internationally.

We currently have coin operations in Canada and the United Kingdom. We also have entertainment services equipment operating in Mexico. We expect to continue increasing our deployment of both coin-counting and

e-payment machines and entertainment services equipment internationally. In addition, our money transfer services are offered in over 142 countries, and we expect to continue expanding that area of our business over time. Accordingly, political uncertainties, civil unrest, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States could seriously harm the development of our business and ability to operate profitably. Further, as we do business with an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

For example, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. Further, we purchase other vending products from vendors that obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, exchange rate fluctuations, the imposition of tariffs, import and export controls, transportation delays and interruptions and political and economic disruptions which could disrupt the supply and timely delivery of products manufactured abroad. In addition, we could be affected by labor strikes in the sea shipping, trucking and railroad industries. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business.

We may be unable to successfully integrate our acquisition of CMT into our operations, which, among other things, requires us to meet additional federal, state, local and foreign laws and government regulations.

On May 31, 2006, we acquired CMT, a company that is in the business of offering money transfer services. In connection with the acquisition of CMT, we entered into a Transitional Services Agreement (“TSA”) with Travelex Limited (“Travelex”), the seller of CMT.

Under the TSA, affiliates of Travelex will continue to operate the money transfer services business in certain jurisdictions, including the United States, until May 31, 2007 or until we obtain any required licenses or approvals in those jurisdictions and the business is transferred to us. Although we are in the process of applying for these licenses, there is no assurance that we will receive all of the required licenses or approvals before May 31, 2007 or thereafter, or that the money transfer services business can be transferred to us in certain jurisdictions, including in the United States.

The money transfer industry is heavily regulated, both in the United States and internationally. Travelex and its affiliates are responsible for legal compliance and related risks with respect to the money transfer services business in the United States and certain other jurisdictions under the TSA until the business in those jurisdictions is transferred. If Travelex or its affiliates or its or their employees violate a legal requirement in any of these jurisdictions where they are responsible for legal compliance, including a United States state or federal law or regulation applicable to the money transfer services business, such a violation may delay or preclude the transfer of the business in that jurisdiction to us, or the violation may increase our costs of transferring the business or operating the business after the transfer.

As the money transfer services business in the United States is transferred to us, we are becoming increasingly responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the business. In addition, we are becoming increasingly subject to United States federal anti-money laundering laws, including United States Department of the Treasury registration requirements, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to or on behalf of prohibited individuals or entities. If we were to transmit money to or on behalf of, or otherwise conduct business with, a prohibited individual or entity, we could be required to pay significant damages, including fines and penalties. The USA PATRIOT Act mandates several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant penalties, and could limit our ability to conduct business in the United States and other jurisdictions.

In addition, the money transfer industry is subject to international regulation, which varies from country to country. In certain countries in which we operate, we are required to maintain licenses or other governmental approvals in order to operate this business. As described above, we will be responsible for compliance with these laws and regulatory requirements in those countries subject to the TSA when the money transfer services business in those countries has transferred. Although most countries in which we operate or will operate this business do not regulate this business to the same degree as the United States, this could change in the future.

Failure to comply with the laws and government regulations in jurisdictions in which we operate the money transfer services business could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, penalties or other damages, class action lawsuits, cease and desist orders, and/or other civil and criminal liability. The occurrence of one or more of these events could adversely affect our business, financial condition and results of operations. Furthermore, additions to or changes in the laws, regulations or other industry practices and standards in the United States or any of the foreign countries in which the money transfer services business operates could also increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, lead to a loss of agents, and have an adverse effect on our results of operations.

Our money transfer service is and will remain reliant on an effective agent network.

Substantially all of the money transfer services revenue is generated through an agent network spanning 142 countries. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.

Further, failure, either intentional or unintentional, by our agents to comply with the laws and regulatory requirements of applicable jurisdictions, including anti-money laundering, consumer privacy and information security restrictions, could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with third parties, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability, as well as damage to our reputation. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

Our money transfer services may involve the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.

Our money transfer services involves the movement of large sums of money. Money transfer services revenues consist primarily of transaction fees that are charged for the movement of money. These transaction fees represent only a small fraction of the total amount of money that is moved. Because we are responsible for large sums of money that are substantially greater than the revenues generated, the success of this business particularly depends upon the efficient and error-free handling of the money that is remitted and that is used to clear payment instruments or complete money transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including clearing banks which clear our money orders and official checks and certain of our telecommunications providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper action by our agents, employees, or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

Higher petroleum prices may adversely affect our operating results and reduce our profitability.

We purchase a substantial amount of goods overseas, particularly plush toys and other products dispensed from our entertainment services machines, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting, entertainment and e-payment services machines. Significant increases in petroleum prices during prior periods have negatively impacted our results of operations. The cost of petroleum is volatile and may increase as a result of natural disasters, political and geopolitical issues or other reasons beyond our control. Further increases in petroleum prices may have an adverse affect on our operating results.

Our customers’ ability to access our products and services can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunications loss and terrorist attacks.

Our operational and financial performance is a direct reflection of customer use of and the ability to operate and service the coin-counting, entertainment and e-payment services machines and equipment used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our products and services as well as interrupt our own ability to manufacture, operate and service our machines. In some cases, severe weather, natural disasters and other events beyond our control may result in the total loss of machines used to provide our products and services, which losses may not be fully covered by insurance. For example, hurricanes in the gulf coast region of the United States in 2005 caused damage and operational interruptions to some of the retail and other locations where our machines are installed.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in December 2005, we made an investment to acquire a 47.3% interest in Redbox, a provider of self-service DVD kiosks, with the ability under certain circumstances to obtain a majority interest, and in May 2006, we purchased the money transfer services business as described above. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of an acquired business, will divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments,

•	stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	costs incurred in identifying and performing due diligence on potential targets that may or may not be successful,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company,

•	managing relationships with other investors and the companies in which we have made investments,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims,

•	entrance into markets in which we have no direct prior experience, and

•	impairment of goodwill arising from our acquisitions and investments.

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

We may be subject to product liability claims if property or people are harmed by our products and services.

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

Litigation, regulatory actions or investigations could result in material rulings, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, the subject of class actions, regulatory actions, investigations and other litigation. The outcome of class action lawsuits, regulatory actions, investigations or other litigation is often difficult to assess or quantify. Plaintiffs or regulatory bodies may seek recovery of very large or indeterminate amounts of money or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions and investigations may remain unknown for substantial periods of time. The cost to settle or defend lawsuits, regulatory actions, investigations or other litigation may be significant. For example, we recorded a $1.6 million charge for the proposed settlement of a recently filed lawsuit alleging wage and hour violations under the California labor code. We believe the lawsuit originated primarily from employment practices of acquired entertainment companies prior to us buying them. In addition, there may be adverse publicity associated with such legal developments that could decrease customer acceptance of our products and services. As a result, litigation, regulatory actions or investigations involving us or are affiliates may adversely affect our business, financial condition and results of operations.

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the twelve months ended February 16, 2007, the sale price of our common stock ranged from $21.60 to $34.40 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer relationships,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin, entertainment and e-payment services,

•	period-to-period fluctuations in our financial results,

•	release of analyst reports,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	ineffective internal controls,

•	industry developments, and

•	economic or other external factors.

In addition, the securities markets have experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also seriously harm the market price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial condition and results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent or detect fraud. Inherent in our business, which is primarily cash driven, is the risk of theft and fraud. Any inability to provide reliable financial reports or prevent or detect fraud could harm our business. We continue to evaluate our internal control procedures to satisfy the requirements of the Sarbanes-Oxley Act of 2002, which requires management and our auditors to evaluate and assess the effectiveness of our internal controls. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or stockholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition or results.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CSTR.” The following table sets forth the high and low bid prices per share as reported by the NASDAQ Global Select Market for our common stock for each quarter during the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal 2005:
First Quarter	$27.10	$19.70
Second Quarter	22.79	16.95
Third Quarter	23.33	18.06
Fourth Quarter	26.30	17.88
Fiscal 2006:
First Quarter	$27.13	$22.72
Second Quarter	29.58	21.83
Third Quarter	29.85	21.60
Fourth Quarter	34.40	27.92

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 16, 2007 was $29.37 per share.

Holders

As of February 16, 2007, there were 141 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid any cash dividends on our capital stock. We currently intend to retain all future earnings to fund development and growth of our business, retire debt obligations or buy back our common stock for the foreseeable future. In addition, we are restricted from paying dividends under our current credit facility.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our fiscal year ended December 31, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, which incorporates by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders, the information concerning securities authorized for issuance under our equity compensation plans.

Item 6.     Selected Consolidated Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations:
REVENUE	$534,442	$459,739	$307,100	$176,136	$155,675
EXPENSES:
Direct operating	355,378	309,162	186,926	78,586	69,451
Marketing	14,420	10,748	12,925	13,215	10,689
Research and development	5,246	5,716	5,465	5,772	4,997
General and administrative	55,133	36,625	27,475	19,344	19,061
Depreciation and other	52,836	45,347	35,302	27,006	25,810
Amortization of intangible assets	6,220	4,556	2,014	138	—

Income from operations	45,209	47,585	36,993	32,075	25,667
OTHER INCOME (EXPENSE):
Interest income and other, net	1,543	1,477	344	263	309
Interest expense	(15,748)	(12,916)	(6,271)	(1,210)	(3,710)
(Loss) income from equity investments	(66)	353	177	—	—
Early retirement of debt	(238)	—	(706)	—	(6,308)

Income before income taxes	30,700	36,499	30,537	31,128	15,958
Income taxes	(12,073)	(14,227)	(10,169)	(11,573)	42,555

NET INCOME	$18,627	$22,272	$20,368	$19,555	$58,513

NET INCOME PER SHARE:
Basic: (1)	$0.67	$0.86	$0.94	$0.91	$2.68
Diluted: (1)	$0.66	$0.86	$0.93	$0.90	$2.58
Consolidated Balance Sheet Data:
Cash and cash equivalents	$24,726	$45,365	$61,878	$7,125	$21,684
Cash in machines or in transit (2)	63,740	60,070	35,751	31,757	19,876
Cash being processed (3)	89,698	69,832	59,158	60,782	61,283
Total assets	718,083	643,401	547,134	204,074	216,636
Total debt, capital lease obligations and other, including current portion	200,264	210,478	211,410	17,461	36,746
Common stock	343,229	328,951	282,046	191,370	187,473
Total stockholders’ equity	321,365	294,047	226,146	114,190	105,251

(1)	See Note 11 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Cash in machines or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or coin residing in our coin-counting or entertainment services machines.

(3)	Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the consolidated historical information, the following discussion contains forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this annual report.

Overview

Business

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as prepaid wireless products, stored value cards, payroll cards, prepaid debit cards and money transfer services. In addition, through our strategic investments in Redbox and DVDXpress, we offer self-service DVD kiosks where consumers can rent or purchase movies. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States, the United Kingdom and other countries.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2006, consumers processed more than $2.6 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. In certain cases when our e-payment product is issued instead of a voucher, the consumer does not pay a fee. We generate revenue through transaction fees from our customers and business partners.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001, we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 300 billion coins worth more than $15.5 billion in more than 435 million self-service coin-counting transactions. We own and operate more than 13,500 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom (approximately 8,200 of which are e-payment enabled).

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 35,000 retail locations, totaling more than 300,000 pieces of equipment. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

E-payment services

We offer e-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, providing payroll card services and, with the acquisition of CMT, now offer money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services in the United States and the United Kingdom through 14,000 point-of-sale terminals, 400 stand-alone e-payment kiosks and 8,200 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and Cingular Wireless. We generate revenue primarily through commissions or fees charged per e-payment transaction and pay our retailers a fee based on commissions earned on the sales of e-payment services.

Strategy

Our strategy, embodied in our 4th Wall concept, is based on cross-selling our full range of products and services to our retailers. In addition, we believe that we will continue to increase operating efficiencies by combining and concentrating our products and services in our retailers’ storefront. While the entertainment services market is relatively mature and has experienced slow growth, we believe that we have significant opportunities in combining it with self-service coin counting, e-payment services and DVD kiosks.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to coin-in-machine and accrued expenses, property and equipment, stock-based compensation, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•

E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees. Money transfer revenue is recognized at the time the customer completes the transaction.

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

Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate. The estimated value of our entertainment services coin-in-machine was approximately $7.1 million and $5.0 million at December 31, 2006 and 2005, respectively.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, is stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations. Also included in inventory are prepaid airtime, prepaid phones and prepaid phone cards; cost is determined using the first-in-first-out method.

Property and equipment:    Property and equipment are depreciated in accordance with the methods disclosed in Note 2 to our Consolidated Financial Statements. We are depreciating the cost of our coin-counting and entertainment services machines over periods that range from 3 to 10 years and have determined that these lives are appropriate based on our analysis which included a review of historical data and other relevant factors. We will continue to evaluate the useful life of our coin-counting and entertainment services machines, as well as our other property and equipment as necessary, and will determine the need to make changes when and if appropriate. Any changes to the estimated lives of our machines may cause actual results to differ based on different assumptions or conditions.

Purchase price allocations:    In connection with our acquisitions of our entertainment and e-payment subsidiaries, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair values and estimates from third-party consultants. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill and intangible assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which is not being amortized. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. We determined our reporting units for the purpose of performing our goodwill impairment test as our operating segments, as each is comprised of a single component. Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed for the years ended December 31, 2006 and 2005, we determined there was no impairment of our goodwill.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisition of ACMI in 2004, Amusement Factory in 2005, Travelex Money Transfer Limited in 2006 and other smaller acquisitions. We used a third-party consultant, which used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment revenue and is recorded in our consolidated income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes. In certain instances, we prepay amounts to our retailers, which are expensed over the contract term. The expense is included in depreciation and other in the accompanying consolidated statements of operations and cash flows.

Stock-based compensation:    Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified–prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Prior to January 1, 2006, we followed Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and did not record the compensation expense for the majority of our stock-based compensation awards. Further, in accordance with the modified-prospective transition method, results for prior periods have not been restated.

Recent accounting pronouncements:    In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of FIN 48; however, we do not expect a significant or material impact from adoption.

Reclassifications:    Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

Results of Operations

The following table shows revenue and expenses as a percent of revenue for the last three years:

	Year Ended December 31,
	2006 (1)	2005 (1)	2004 (1)
Revenue	100.0%	100.0%	100.0%
Expenses:
Direct operating	66.5	67.2	60.9
Marketing	2.7	2.3	4.2
Research and development	1.0	1.2	1.8
General and administrative	10.3	8.0	8.9
Depreciation and other	9.9	9.9	11.5
Amortization of intangible assets	1.1	1.0	0.7

Income from operations	8.5%	10.4%	12.0%

(1)	These percentages were affected by our acquisition of Travelex Money Transfer Limited in 2006, ACMI in 2004 and other acquisitions in 2005 and 2004.

Years Ended December 31, 2006, 2005 and 2004

Revenue

Revenues increased year over year to $534.4 million in 2006, from $459.7 million in 2005 and $307.1 million in 2004. Our revenue grew as a result of two primary factors, the acquisition of entertainment and e-payment subsidiaries during 2006, 2005 and 2004 and an increase in coin-counting activity due to a greater number of installed machines, and increased trial and repeat usage.

Revenue from our entertainment services was $273.5 million, $239.1 million and $111.1 million, respectively for 2006, 2005 and 2004. Adjusting for the timing of our acquisitions of ACMI in 2004 and Amusement Factory in 2005, entertainment services revenues were relatively flat from 2004 through 2006. We believe this is due to the maturity of this industry as well as lack of increased foot traffic at our retailers’ locations. While we are watching these trends closely, we do not expect a significant change in foot traffic or other factors which could cause revenue to change significantly in the near term.

Revenue from our coin and e-payment services increased year over year to $261.0 million in 2006, an 18.3% increase from $220.6 million in 2005, of which $9.0 million of the increase was due to our acquisition of CMT in 2006. Revenues in 2005 increased 12.6% from revenues of $196.0 million in 2004. The total dollar value of coins processed through our network increased to approximately $2.6 billion in 2006 from $2.3 billion in 2005 and $2.2 billion in 2004. Additionally, the total coin-counting machines installed at December 31, 2006, 2005 and 2004 were approximately 13,500, 12,800 and 12,100, respectively. The increase in the number of machines, as well as the increased usage of our existing machines, accounted for the majority of these increases in revenue.

Our e-payment prepaid telephony and stored value card sales have increased year over year and we expect this trend to continue. Further, we are currently evaluating price points for our entertainment machines and may consider increasing price points pending the outcome. We expect to continue installing additional coin-counting and e-payment machines and therefore, expect to continue to experience revenue growth in the foreseeable future.

Expenses

Direct Operating Expenses

Direct operating expenses for our 4th Wall product and service offerings consist of expenses associated with our coin-counting, entertainment services and e-payment services operations and support, as follows:

For coin-counting services and e-payment services, these expenses consist primarily of the cost of (1) the percentage of transaction fees we pay to our retailers, (2) coin pick-up, transportation and processing expenses and (3) field operations support and related expenses. Variations in the percentage of transaction fees we pay to our retailers may result in increased expenses. Such variations are based on our evaluation of certain factors with the retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive or other criteria.

For entertainment services, these expenses consist primarily of (1) the fees we pay our retailers as commissions and for the placement of machines, (2) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (3) field operations support and related expenses.

Direct operating expenses increased to $355.4 million in 2006, of which $8.5 million was due to our acquisition of CMT and $1.1 million represents the incremental expenses due to the adoption of SFAS 123R, from $309.2 million in 2005 and $186.9 million in 2004. Direct operating expenses further increased due to expenses incurred to support our increased year over year revenues and the acquisitions of our entertainment subsidiaries. The addition of our entertainment companies to our 4th Wall products and services offerings has added inventory and related freight cost to our direct operating expenses, which we do not incur for our coin-counting services. In addition, during the fourth quarter of 2006, we recorded $1.6 million of expense for the proposed settlement of a recently filed lawsuit alleging wage and hour violations under the California labor code. The lawsuit was originated primarily from the employment practices of the acquired entertainment subsidiary prior to the acquisition, of which we made no admission of liability.

Direct operating expenses as a percentage of revenue was 66.5% in 2006, 67.2% in 2005 and 60.9% in 2004. We are integrating our various business operations and have realized operating expense efficiencies as a percentage of revenue in 2006. For example, as a result of consolidating our field service routes in 2006, we have begun to improve efficiencies and cost savings in personnel, auto, fuel and related costs which we expect to continue in 2007.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

Marketing expenses increased to $14.4 million in 2006, of which $1.5 million was due to our acquisition of CMT, from $10.7 million in 2005 and $12.9 million in 2004. During 2006, we directed most of our advertising dollars toward national cable broadcasting and magazine advertising. We have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue in 2007, continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Marketing as a percentage of revenue was 2.7% in 2006, 2.3% in 2005 and 4.2% in 2004.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Research and development expenses have remained relatively consistent. Our research and development expenses were $5.2 million in 2006, $5.7 million in 2005 and $5.5 million in 2004. Research and development expenses represent expenditures to support development and design of complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. It is our intent to continue to invest in research and development in the coming years. Since revenues have increased significantly and our research and development expenditures remained relatively consistent, research and development as a percentage of revenue has been decreasing to 1.0% in 2006 from 1.2% in 2005 and 1.8% in 2004.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $55.1 million in 2006, of which $3.7 million was due to our acquisition of CMT and $4.0 million represents the incremental expense due to the adoption of SFAS 123R, from $36.6 million in 2005 and $27.5 million in 2004. General and administrative expenses further increased due to the acquisitions of our entertainment subsidiaries and the incremental cost of supporting subsidiary companies with regional offices throughout the United States and in the United Kingdom. Although we expect our general and administrative expenses for stock options and CMT to moderately increase for the foreseeable future, we will continue to strive for additional synergies as a result of efficiencies gained from our integrations. General and administrative expense as a percentage of revenue has increased to 10.3% in 2006 from 8.0% in 2005 and 8.9% in 2004.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines and depreciation on computer equipment and leased automobiles.

Depreciation and other expense increased to $52.8 million in 2006, from $45.3 million in 2005 and $35.3 million in 2004. Depreciation and other expense increased year over year primarily due to our increased installed entertainment machine counts from our acquisitions. Depreciation and other expense as a percentage of revenue was 9.9% in 2006 and 2005, and 11.5% in 2004.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets including retailer relationships that were valued in connection with our acquisitions.

Amortization of intangible assets increased to $6.2 million in 2006, which $0.9 million was due to our acquisition of CMT, from $4.6 million in 2005 and $2.0 million in 2004. Amortization expense of intangible assets increased due to our acquisitions in 2006, 2005 and 2004. Our intangible assets are mainly composed of the value assigned to acquired retailer relationships and, to a lesser extent, acquired internally developed software from acquisitions. Amortization expense as a percentage of revenue increased to 1.1% in 2006 from 1.0% in 2005 and 0.7% in 2004.

Other Income and Expense

Interest income and other, net, was $1.5 million in 2006 and 2005 and $0.3 million in 2004. The increase in 2005 from 2004 was the result of interest earned on the cash proceeds of $81.6 million in connection with our common stock offering in December 2004.

Interest expense increased to $15.7 million in 2006 from $12.9 million in 2005 and $6.3 million in 2004. The increase is primarily due to higher interest rates. During July 2004 we entered into a $250.0 million term loan facility and $60 million revolving loan facility to finance our acquisition of ACMI. As of December 31, 2006, $187.0 million was outstanding on our term loan.

Income Taxes

The effective income tax rate was 39.3% in 2006 compared with 39.0% in 2005 and 33.3% in 2004. As illustrated in Note 10 to the consolidated financial statements, the effective income tax rate for 2006 varies from the federal statutory tax rate of 35% primarily due to state income taxes, non-deductible stock-based compensation expense recorded for incentive stock option (“ISO”) awards offset by the benefit arising for ISO disqualifying dispositions, the impact of our election during the third quarter of 2006 of the indefinite reversal criteria for unremitted foreign earnings under APB No. 23, Accounting for Income Taxes—Special Areas (“APB 23”), the impact of adjusting our deferred tax asset associated with state operating loss carryforwards, the impact of recognizing an increase to our available research and development credit, as well as the impact of recognition of a valuation allowance to offsetting foreign deferred tax assets relating to our acquisition of CMT. The effective income tax rates for 2005 and 2004 vary from the federal statutory tax rate of 35% primarily due to state income taxes. In 2004, the rate was also impacted by a reduction to the valuation allowance for our deferred tax assets and the impact of revising the rate used to measure our deferred taxes.

As of December 31, 2006 and 2005, our net deferred income tax assets totaled $10.3 million and $22.7 million, respectively. In the years ended December 31, 2006, 2005 and 2004 we recorded $12.1 million, $14.2 million and $10.2 million in income tax expense, respectively, which, as a result of our U.S. net operating loss carryforwards, will not result in cash payments for U.S. federal income taxes other than federal alternative minimum taxes. We have made current tax payments to state and foreign jurisdictions.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2006, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $178.2 million, which consisted of cash and cash equivalents immediately available to fund our operations of $24.7 million, cash in machine or in transit of $63.7 million and cash being processed of $89.7 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailer partners. Working capital was $73.1 million at December 31, 2006, compared with $101.2 million at December 31, 2005. The decrease in working capital was primarily the result of the timing of payments to our vendors and retailers.

Net cash provided by operating activities was $115.4 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $103.1 million for the year ended December 31, 2005. Cash provided by operating activities increased as a result of an increase in cash provided by our operating assets and liabilities of $5.4 million, mainly due to the timing of payments to our retailers, and an increase in cash provided from a net increase of non-cash transactions on our consolidated income statement of $10.5 million, mostly from increases in depreciation and other expense and amortization of intangible assets acquired from acquisitions.

Net cash used by investing activities for the year ended December 31, 2006 was $89.0 million compared to $84.6 million in the prior year period. In 2006 net cash used by investing activities consisted of net equity investments of $12.1 million, acquisitions of subsidiaries of $31.3 million and capital expenditures of $45.9 million. Comparatively, in 2005 net cash used by investing activities consisted of net equity investments of $20.3 million, acquisitions of businesses of $20.8 million and net capital expenditures of $43.9 million, mainly to purchase coin-counting and entertainment service machines.

Net cash used by financing activities for the year ended December 31, 2006, was $25.8 million compared to net cash provided by financing activities of $1.8 million in the prior year period. In 2006, net cash provided by financing activities represented the proceeds of employee stock option exercises of $5.4 million, offset by cash used to repurchase our common stock of $8.0 million, cash used to make principal payments on debt of $24.2 million, including a $16.9 million mandatory paydown under the terms of our credit facility, and the excess tax benefit from exercise of stock options of $1.0 million. In 2005 net cash provided by financing activities were the proceeds of employee stock option exercises of $5.5 million, offset by cash used to make principal payments on debt of $3.8 million. In 2004, we refinanced an existing credit facility by retiring $7.8 million of outstanding debt with funds provided by drawing $250.0 million from a new credit facility. We used most of the borrowings to purchase ACMI. Additionally, in December 2004 we received proceeds of $81.6 million offset by $0.5 million of financing fees from a secondary offering of our common stock and used some of the proceeds to retire $41.0 million of our long-term debt and we received $7.3 million from the proceeds of employee stock option exercises.

Equity Investments

On December 1, 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. We are accounting for our ownership under the equity method in our consolidated financial statements. Our 47.3% interest in this investment included a conditional consideration agreement requiring us to contribute an additional $12.0 million if Redbox achieved certain targets within a one year period. In December 2006, those targets were met and we paid the conditional consideration of $12.0 million; however, the percentage of our interest in Redbox did not change. We have a one-time option to purchase shares at any time between December 31, 2007, and December 31, 2008, which could increase our ownership interest in Redbox up to 51%.

On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. On July 28, 2006, the credit agreement was amended to incrementally increase the credit commitment amount up to $7.3 million at set measurement dates extending through July 1, 2007. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan is based on an annual rate equal to LIBOR plus three percent. As of December 31, 2006, DVDXpress has drawn down $5.5 million on this credit facility. On December 7, 2005, we signed an asset purchase option agreement that allows us to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

Credit Facility

On July 7, 2004, we entered into a senior secured credit facility. This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of December 31, 2006, our original term loan balance of $250.0 million had been reduced to $187.0 million and, to date, we have not borrowed on our revolving credit facility.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At December 31, 2006, our interest rate on this facility was 7.4%.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2006, we were in compliance with all covenants.

Following our mandatory pay down of $16.9 million in the first quarter of 2006, our quarterly principal payments were reduced from $522,000 to $479,000. These quarterly payments will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due July 7, 2011, the maturity date of the facility. Commitment fees on the unused portion of the facility, currently 37.5 basis points, may vary and are based on our consolidated leverage ratio. There is no mandatory payment in 2007 per our 2006 covenant calculations.

In connection with the terms of the credit facility, on September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires after three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that stepped up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates were set at 1.85%, 2.25% and 2.75% for each of the respective one-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates. We have recognized the fair value of the interest rate cap and floor as an asset of $164,000, $202,000 and $113,000 at December 31, 2006, 2005 and 2004, respectively.

Under the terms of our existing credit facility, we are permitted to repurchase up to (i) $3.0 million of our common stock plus (ii) proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of December 31, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $16.1 million bringing the total authorized for purchase under our credit facility to $19.1 million. After taking into consideration our share repurchases of $8.0 million in 2006, the remaining amount authorized for repurchase under our credit facility is $11.1 million.

Apart from our credit facility limitations, our board of directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $20.6 million of our common stock, however, we will not exceed our credit facility limits.

As of December 31, 2006, we had six irrevocable standby letters of credit that totaled $10.9 million. These standby letters of credit, which expire at various times through December 31, 2007 are used to collateralize certain obligations to third parties. Prior to and as of December 31, 2006, no amounts have been or are outstanding under these standby letters of credit.

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin-counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, consumer usage of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

Off-Balance Sheet Arrangements

As of December 31, 2006, off-balance sheet arrangements are comprised of obligations under our interest rate hedge disclosed in Note 6 to our Consolidated Financial Statements and our operating leases and letters of credit disclosed in Note 7 to our Consolidated Financial Statements. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations As of December 31, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Long-term debt (1)	$186,952	$1,917	$3,834	$181,201	$—
Capital lease obligations (2)	13,477	6,567	6,203	707	—
Operating leases (3)	10,660	4,928	3,989	1,251	492
Purchase obligations (4)	16,140	16,140	—	—	—
Asset retirement obligations (5)	1,610	—	—	—	1,610

Total contractual cash obligations	$228,839	$29,552	$14,026	$183,159	$2,102

(1)	Long-term debt does not include contractual interest payments as they are variable in nature.

(2)	Capital lease obligations represent gross minimum lease payments, which includes interest.

(3)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(4)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(5)	Asset retirement obligations represent the fair value of a liability related to the machine removal costs following a contract expiration.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments As of December 31, 2006	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
	(in thousands)
Letters of credit	$10,882	$10,882	$—	$—	$—

Total commercial commitments	$10,882	$10,882	$—	$—	$—

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects our projected credit facility interest rate of LIBOR plus a margin of 2.0% and the impact of our interest rate hedge on $125.0 million of the outstanding debt balance.

The table below presents principal amounts, at book value, by year of maturity and related average interest rates.

Liabilities	Expected Maturity Date						December 31, 2006
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Average interest rate
Long-term debt:
Variable rate	$1,917	$1,917	$1,917	$1,917	$179,284	$—	$186,952	$186,952	7.07%

We have variable-rate debt that, at December 31, 2006, had an outstanding balance of $187.0 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of December 31, 2006, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $0.9 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.7 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

On July 7, 2004, we entered into a senior secured credit facility. As of December 31, 2006, our credit agreement provides for advances totaling up to $247.0 million, consisting of a $60.0 million revolving credit facility and a $187.0 million term loan facility. Included in the terms of this agreement was a requirement to enter into an interest rate protection agreement for a minimum notional amount of $125.0 million by October 6, 2004. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011.

On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate on $125.0 million of our variable rate debt under our credit facility. The effective date of the interest rate cap and floor was October 7, 2004 and expires in three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that stepped up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective one-year periods. Under this hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

Item 8.    Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item, which are included as a separate section on page 37 and which are incorporated herein by reference.

Supplemental Quarterly Financial Information

The following table sets forth selected unaudited quarterly financial information for the last eight quarters. This information has been prepared on the same basis as our audited consolidated financial statements and includes, in the opinion of management, all normal and recurring adjustments that management considers necessary for a fair presentation of the quarterly results for the periods. The operating results for any quarter are not necessarily indicative of the results for future periods. Certain reclassifications have been made to the prior period balances to conform with the current year presentation.

	Three Month Periods Ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006 (1)	March 31, 2006	Dec. 31, 2005 (2)	Sept. 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data)
	(unaudited)
Consolidated Statements of Operations:
Revenue	$138,047	$140,036	$130,327	$126,032	$125,607	$118,707	$109,840	$105,585
Expenses:
Direct operating	91,923	90,719	86,437	86,299	83,871	78,022	74,389	72,880
Marketing	5,481	4,626	3,389	924	5,031	2,785	1,975	957
Research and development	1,155	1,457	1,393	1,241	1,446	1,445	1,516	1,309
General and administrative	13,902	14,654	13,811	12,766	9,800	9,546	8,687	8,592
Depreciation and other	13,272	13,410	13,295	12,859	11,887	11,696	10,958	10,806
Amortization of intangible assets	1,722	1,661	1,510	1,327	1,281	1,140	1,104	1,031

Income from operations	10,592	13,509	10,492	10,616	12,291	14,073	11,211	10,010
Interest income and other, net	165	487	420	471	426	345	380	326
Interest expense	(3,910)	(4,120)	(3,986)	(3,732)	(3,613)	(3,353)	(3,100)	(2,850)
(Loss) income from equity investments	(118)	(443)	304	191	(88)	127	152	162
Early retirement of debt	—	—	—	(238)	—	—	—	—

Income before income taxes	6,729	9,433	7,230	7,308	9,016	11,192	8,643	7,648
Income taxes	(1,689)	(4,144)	(3,111)	(3,129)	(3,497)	(4,372)	(3,378)	(2,980)

Net income	$5,040	$5,289	$4,119	$4,179	$5,519	$6,820	$5,265	$4,668

Net income per share:
Basic	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18
Diluted	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21	$0.18

(1)	In the second quarter of 2006, we acquired Travelex Money Transfer Limited.
(2)	In the fourth quarter of 2005, we acquired The Amusement Factory L.L.C.

Seasonality

We have historically experienced seasonality in our coin services revenue, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment service revenue has also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. Although our entertainment services revenue may impact the historical seasonality of the coin revenue to some degree, we expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(i) Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(ii) Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

We acquired CMT during 2006. Management excluded CMT from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, including the internal control over financial reporting associated with CMT, which had total assets of $55.8 million, and total revenue of $9.0 million, which were included in our consolidated financial statements as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page 42.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG, LLP, our independent registered public accounting firm, on management’s assessment of the effectiveness of our internal control over financial reporting and the effectiveness of our internal control over financial reporting is set forth on page 42.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

Item 11.    Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 42 of this Annual Report on Form 10-K.

		Page
(a)(1)	Index to Financial Statements
	Reports of Independent Registered Public Accounting Firm—KPMG LLP	42
	Consolidated Balance Sheets	44
	Consolidated Statements of Operations	45
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

Exhibit Number		Description of Document

2.1		Agreement and Plan of Merger, dated May 23, 2004, by and among Registrant, Sesame Mergeco, Inc., ACMI Holdings, Inc., American Coin Merchandising, Inc. and Wellspring Capital Management LLC, as Stockholder Representative. (1)

2.2		LLC Interest Purchase Agreement dated November 17, 2005 by and among Redbox Automated Retail, LLC, McDonald’s Ventures, LLC and Registrant. (2)

2.3		Asset Purchase Agreement by and among The Amusement Factory, L.L.C., Levine Investments Limited Partnership, American Coin Merchandising, Inc., Adventure Vending Inc. and Registrant. (3)

2.4		Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 by and among Travelex Limited, Registrant and Travelex Group Limited. (22)

3.1		Amended and Restated Certificate of Incorporation. (4)

3.2		Amended and Restated Bylaws. (4)

4.1		Reference is made to Exhibits 3.1 through 3.2. (4)

4.2		Specimen Stock Certificate. (4)

4.3		Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between Registrant and certain investors, as amended October 22, 1996. (4)

4.4		Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc. (5)

4.5		Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4. (5)

4.6		Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4. (5)

10.1	*	1997 Employee Stock Purchase Plan. (4)

10.2	*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan. (6)

10.3	*	Outside Directors’ Deferred Compensation Plan. (7)

Exhibit Number		Description of Document
10.4	*	1997 Amended and Restated Equity Incentive Plan. (8)

10.5	*	2000 Amended and Restated Equity Incentive Plan. (9)

10.6	*	Executive Deferred Compensation Plan. (7)

10.7	*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005. (10)

10.8	*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to the CEO or CFO. (20)

10.9	*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to plan participants other than the CEO or CFO. (20)

10.10	*	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice. (10)

10.11	*	Form of Indemnity Agreement between Registrant and its Executive Officers and Directors. (4)

10.12	*	Form of Release Agreement. (11)

10.13	*	Summary of 2007 Base Salaries for 2006 Named Executive Officers.

10.14	*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005. (12)

10.15	*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO or CFO. (20)

10.16	*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to plan participants other than the CEO or CFO. (20)

10.17	*	Summary of Director Fees.

10.18		Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent. (1)

10.19		First Amendment, dated December 21, 2004, to the Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent. (13)

10.20		Lease Agreement, dated January 1, 2004, by and between Registrant and EOP Operating Limited Partnership. (14)

10.21		Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of Registrant, as amended June 6, 2003. (15)

10.22	*	Employment Agreement between Brian V. Turner and Registrant dated August 5, 2005. (16)

10.23	*	Change of Control Agreement between Brian V. Turner and Registrant dated August 5, 2005. (16)

10.24	*	Employment Agreement between David W. Cole and Registrant dated January 1, 2004. (14)

10.25	*	Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001. (17)

Exhibit Number		Description of Document
10.26		Voting Agreement between Levine Investments Limited Partnership and Registrant dated November 1, 2005. (18)

10.27	*	2006 Incentive Compensation Plan. (19)

10.28		Lease Agreement dated November 1, 2005, by and between Van Nuys Airpark Building 5, LLC and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)

10.29		Lease Agreement dated November 1, 2005, by and between Van Nuys Airpark Building 5, LLC and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)

10.30		Lease Agreement dated November 1, 2005, by and between Levine & Riggle Rental Company Limited Partnership and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)

10.31		Transitional Services Agreement dated May 31, 2006 between Travelex Limited, Travelex Money Transfer Limited and Registrant. (23)

10.32	*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors. (24)

10.33	*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors. (24)

10.34	*	Employment Agreement effective as of July 7, 2006, between Randall J. Fagundo and Registrant. (25)

10.35	*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan. (26)

10.36	*	Form of Restricted Stock Award for CEO or CFO for Performance-Based Awards Made to the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan. (27)

10.37	*	Form of Restricted Stock Award for Participants Other than the CEO or CFO for Performance-Based Awards to Plan Participants Other than the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan. (27)

10.38	*	2007 Incentive Compensation Plan. (28)

21.1		Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 7, 2004 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 18, 2005 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2005 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File Number 000-22555).

(8)	Incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2006 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2001 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 22, 2004 (File Number 000-22555).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2005 (File Number 000-22555).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on November 2, 2005 (File Number 000-22555).

(19)	Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2006 (File Number 000-22555).

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-22555).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File Number 000-22555).

(22)	Incorporated by reference to the Registrant’s Form 8-K filed on May 4, 2006 (File Number 000-22555).

(23)	Incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2006 (File Number 000-22555).

(24)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).

(25)	Incorporated by reference to the Registrant’s Form 8-K filed on July 5, 2006 (File Number 000-22555).

(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File Number 000-22555).

(27)	Incorporated by reference to the Registrant’s Form 8-K filed on February 6, 2007 (File Number 000-22555).

(28)	Incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2007 (File Number 000-22555).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ BRIAN V. TURNER
Brian V. Turner Chief Financial Officer Date: March 9, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID W. COLE David W. Cole	Chief Executive Officer and Director	March 9, 2007

/S/ BRIAN V. TURNER Brian V. Turner	Chief Financial Officer	March 9, 2007

/S/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	March 9, 2007

/S/ KEITH D. GRINSTEIN Keith D. Grinstein	Chairman of the Board	March 9, 2007

/S/ DEBORAH L. BEVIER Deborah L. Bevier	Director	March 9, 2007

/S/ DAVID M. ESKENAZY David M. Eskenazy	Director	March 9, 2007

/S/ R. MICHAEL ROULEAU R. Michael Rouleau	Director	March 9, 2007

/S/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	March 9, 2007

/S/ RONALD B. WOODARD Ronald B. Woodard	Director	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting appearing under Item 9A that Coinstar, Inc. and subsidiaries (the “Company”), maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Travelex Money Transfer Limited (now known as “Coinstar Money Transfer” or “CMT”), during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the internal control over financial reporting associated with CMT, which had total assets of $55.8 million, and total revenues of $9.0 million, included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of CMT.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coinstar, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”, and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

March 8, 2007

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,726	$45,365
Cash in machine or in transit	63,740	60,070
Cash being processed	89,698	69,832
Trade accounts receivable, net of allowance for doubtful accounts of $1,050 and $469 in 2006 and 2005, respectively	21,339	9,046
Inventory	39,334	31,234
Deferred income taxes	17,775	17,330
Prepaid expenses and other current assets	13,371	11,020

Total current assets	269,983	243,897
PROPERTY AND EQUIPMENT, NET	160,962	148,811
DEFERRED INCOME TAXES	34	5,385
OTHER ASSETS	3,807	5,392
EQUITY INVESTMENTS	31,259	19,966
INTANGIBLE ASSETS, NET	43,121	40,139
GOODWILL	208,917	179,811

TOTAL ASSETS	$718,083	$643,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,536	$34,760
Accrued liabilities payable to retailers	95,737	77,175
Other accrued liabilities	35,693	26,941
Current portion of long-term debt and capital lease obligations	7,883	3,850

Total current liabilities	196,849	142,726
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	192,381	206,628
DEFERRED TAX LIABILITY	7,488	—

TOTAL LIABILITIES	396,718	349,354

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding in 2006 or 2005	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,383,150 and 29,008,842 shares issued and 27,816,011 and 27,775,628 shares outstanding at December 31, 2006 and 2005, respectively	343,229	328,951
Retained earnings (accumulated deficit)	5,469	(13,158)
Treasury stock	(30,806)	(22,783)
Accumulated other comprehensive income	3,473	1,037

Total stockholders’ equity	321,365	294,047

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$718,083	$643,401

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
REVENUE	$534,442	$459,739	$307,100
EXPENSES:
Direct operating	355,378	309,162	186,926
Marketing	14,420	10,748	12,925
Research and development	5,246	5,716	5,465
General and administrative	55,133	36,625	27,475
Depreciation and other	52,836	45,347	35,302
Amortization of intangible assets	6,220	4,556	2,014

Income from operations	45,209	47,585	36,993
OTHER INCOME (EXPENSE):
Interest income and other, net	1,543	1,477	344
Interest expense	(15,748)	(12,916)	(6,271)
(Loss) income from equity investments	(66)	353	177
Early retirement of debt	(238)	—	(706)

Income before income taxes	30,700	36,499	30,537
Income taxes	(12,073)	(14,227)	(10,169)

NET INCOME	$18,627	$22,272	$20,368

NET INCOME PER SHARE:
Basic	$0.67	$0.86	$0.94
Diluted	$0.66	$0.86	$0.93
WEIGHTED SHARES OUTSTANDING:
Basic	27,686	25,767	21,626
Diluted	28,028	26,033	21,959

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total	Comprehensive Income
	Shares	Amount
BALANCE, December 31, 2003	21,228,311	$191,370	$(55,798)	$(22,783)	$1,401	$114,190
Proceeds from common stock offering, net of offering costs of $5,112	3,450,000	81,138				81,138
Proceeds from issuance of shares under employee stock purchase plan	66,126	770				770
Proceeds from exercise of stock options, net	475,784	6,539				6,539
Stock-based compensation expense	3,699	38				38
Tax benefit on share-based compensation		1,596				1,596
Valuation of common stock warrants granted		595				595
Net exercise of common stock warrants	3,567
Comprehensive income:
Net income			20,368			20,368	$20,368
Other comprehensive income:
Short-term investments net of tax expense of $8					13	13	13
Foreign currency translation adjustments net of tax expense of $482					770	770	770
Interest rate hedges on long-term debt net of tax expense of $44					69	69	69
Termination of interest rate swap on long-term debt net of tax expense of $36					60	60	60

Total comprehensive income:							$21,280

BALANCE, December 31, 2004	25,227,487	282,046	(35,430)	(22,783)	2,313	226,146
Proceeds from issuance of shares under employee stock purchase plan	82,454	989				989
Proceeds from exercise of stock options, net	323,633	4,559				4,559
Stock-based compensation expense	84,782	340				340
Tax benefit on share-based compensation		1,048				1,048
Equity purchase of assets, net of issuance cost of $66	2,057,272	39,969				39,969
Comprehensive income:
Net income			22,272			22,272	$22,272
Other comprehensive income:
Short-term investments net of tax benefit of $4					(6)	(6)	(6)
Foreign currency translation adjustments net of tax benefit of $832					(1,324)	(1,324)	(1,324)
Interest rate hedges on long-term debt net of tax expense of $35					54	54	54

Total comprehensive income:							$20,996

BALANCE, December 31, 2005	27,775,628	328,951	(13,158)	(22,783)	1,037	294,047
Proceeds from exercise of stock options, net	310,840	5,368				5,368
Stock-based compensation expense		6,258				6,258
Tax benefit on share-based compensation		979				979
Equity purchase of assets	63,468	1,673				1,673
Treasury stock purchase	(333,925)			(8,023)		(8,023)
Comprehensive income:
Net income			18,627			18,627	$18,627
Other comprehensive income:
Short-term investments net of tax expense of $8					12	12	12
Foreign currency translation adjustments net of tax expense of $732					2,482	2,482	2,482
Interest rate hedges on long-term debt net of tax benefit of $34					(58)	(58)	(58)

Total comprehensive income:							$21,063

BALANCE, December 31, 2006	27,816,011	$343,229	$5,469	$(30,806)	$3,473	$321,365

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$18,627	$22,272	$20,368
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	52,836	45,347	35,302
Amortization of intangible assets	6,220	4,556	2,014
Amortization of deferred financing fees	760	785	456
Loss on early retirement of debt	238	—	706
Non-cash stock-based compensation	6,258	340	38
Excess tax benefit from exercise of stock options	(1,033)	—	—
Deferred income taxes	10,183	14,315	8,597
Loss (income) from equity investments	66	(353)	(177)
Return on equity investments	929	974	—
Other	38	41	(7)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,464)	(2,159)	(1,754)
Inventory	(9,253)	2,920	(2,956)
Prepaid expenses and other current assets	(3,138)	(2,480)	(4,969)
Other assets	(444)	172	(1,522)
Accounts payable	25,507	880	2,702
Accrued liabilities payable to retailers	9,977	12,722	(1,436)
Accrued liabilities	6,073	2,791	3,237

Net cash provided by operating activities	115,380	103,123	60,599
INVESTING ACTIVITIES:
Proceeds from available-for-sale securities	—	—	24
Purchase of property and equipment	(45,867)	(43,905)	(42,784)
Acquisitions, net of cash acquired of $2,800, $4,574 and $12,592 in 2006, 2005 and 2004, respectively	(31,254)	(20,832)	(236,351)
Equity investments	(12,109)	(20,327)	—
Proceeds from sale of fixed assets	254	432	218

Net cash used by investing activities	(88,976)	(84,632)	(278,893)
FINANCING ACTIVITIES:
Proceeds from common stock offering, net of cash paid for offering costs of $4,626 in 2004	—	—	81,624
Principal payments on long-term debt and capital lease obligations	(24,209)	(3,762)	(59,199)
Borrowings under long-term debt	—	—	250,000
Excess tax benefit from exercise of stock options	1,033	—	—
Repurchase of common stock	(8,023)	—	—
Proceeds from exercise of stock options and issuance of shares under employee stock purchase plan	5,357	5,548	7,309
Financing costs associated with long-term credit facility	—	—	(5,459)

Net cash (used) provided by financing activities	(25,842)	1,786	274,275
Effect of exchange rate changes on cash	2,335	(1,797)	1,142

NET INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	2,897	18,480	57,123
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of year	175,267	156,787	99,664

End of year	$178,164	$175,267	$156,787

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$14,795	$11,516	$4,914
Cash paid during the period for taxes	1,982	1,089	880
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$13,811	$2,280	$2,614
Common stock issued in conjunction with acquisition, net of issue costs of $44 in 2005	1,673	39,969	—
Accrued acquisition costs	217	—	293
Unpaid fees for common stock offering	—	—	486

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

NOTE 1:    ORGANIZATION AND BUSINESS

Description of company:    Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts consisting of self-service coin counting, electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, the United Kingdom and other countries. As of December 31, 2006, we had a total of approximately 13,500 coin-counting machines installed, over 300,000 entertainment services machines installed, over 14,000 locations where our point-of-sale terminals were installed and over 400 non-coin-counting kiosks installed.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:    The accompanying consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries and other entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate. The estimated value of our entertainment services coin-in-machine was approximately $7.1 million and $5.0 million at December 31, 2006 and 2005, respectively.

Securities available-for-sale:    Our investments are classified as available-for-sale and are stated at fair value. Our available-for-sale securities have maturities of one year or less and are reported at fair value based on

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

quoted market prices and are included in the balance sheet caption “prepaid expenses and other current assets.” Changes in unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

Trade accounts receivable:    Trade accounts receivable represents trade receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2006, the amount expensed for uncollectible accounts was approximately $433,000 and the amount charged against the allowance was $500,000. In 2005, the amount expensed for uncollectible accounts was approximately $230,000 and the amount charged against the allowance was $220,000.

Inventory:    Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, is stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations. Also included in inventory are prepaid airtime, prepaid phones and prepaid phone cards; cost is determined using first-in-first-out method.

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

Useful Life
Coin-counting and e-payment machines	5 years
Entertainment services machines	10 years
Vending machines	3 to 5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	lease term
Leasehold improvements	shorter of lease term or useful life of improvement

Equity investments:    We are accounting for our minority ownership of our investments under the equity method in our consolidated financial statements, of which we received dividends from one of our investments during 2006 and 2005. During 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox, a company in which consumers can rent DVD movies through self-service kiosks for about $1 per day. Our 47.3% investment included a conditional consideration agreement requiring us to contribute an additional $12.0 million if Redbox achieved certain targets within a one-year period from the date of the original agreement. In December 2006, those targets were met and the conditional consideration of $12.0 million was invested. The additional $12.0 million investment did not change our percentage ownership in Redbox. Under certain conditions, based on the terms of the agreement, we may be able to obtain a majority interest in Redbox.

Purchase price allocations:    In connection with our acquisitions of our entertainment and e-payment subsidiaries, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

values and estimates from third-party consultants. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill and intangible assets:    Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which is not being amortized. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. Based on the annual goodwill test for impairment we performed during the quarter ended December 31, 2006, we determined there is no impairment of our goodwill.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisition of ACMI Holdings, Inc. and its subsidiaries (collectively, “ACMI”) in 2004, The Amusement Factory L.L.C. (“Amusement Factory”) in 2005, Travelex Money Transfer Limited (now known as “Coinstar Money Transfer” or “CMT”) in 2006 and other smaller acquisitions. We used a third-party consultant, which used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives.

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

	Range of Estimated Useful Lives (in years)	Estimated Weighted Average Useful Lives (in years)	December 31,
			(in thousands)
			2006		2005
			Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Intangible assets:
Retailer relationships	3 - 10	8.33	$49,757	$11,517	$45,446	$6,099
Other identifiable intangible assets	3 - 5	0.36	6,382	1,501	1,401	609

Total		8.69	$56,139	$13,018	$46,847	$6,708

Based on identifiable intangible assets recorded as of December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate future amortization expenses are as follows:

(in thousands)
2007	$6,914
2008	6,662
2009	6,392
2010	5,758
2011	4,912
Thereafter	12,483

$43,121

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

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

•

E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees. Money transfer revenue is recognized at the time the customer completes the transaction.

Fees paid to retailers:    Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment revenue and is recorded in our consolidated income statement under the caption “direct operating expenses.” The fee arrangements are based on our evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes. In certain instances, we prepay amounts to our retailers, which are expensed over the contract term. The expense is included in depreciation and other in the accompanying consolidated statements of operations and cash flows.

Fair value of financial instruments:    The carrying amounts for cash and cash equivalents, our trade receivables and our trade payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our term and revolving loans approximates their carrying amounts. Our interest rate derivative is carried at fair value, which is more fully described in Note 6.

Foreign currency translation:    The functional currencies of our International subsidiaries are the British Pound Sterling for Coinstar Limited in the United Kingdom and the Euro for CMT. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Stock-based compensation:    Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified–prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Further, in accordance with the modified-prospective transition method, results for prior periods have not been restated.

Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under the stock-based compensation plans had an exercise price equal to the fair market value of the stock at the date of grant. Accordingly, no compensation expense, other than for restricted stock, was recognized for our stock-based compensation associated with stock options.

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the year ended December 31, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported:	$22,272	$20,368
Add:
Total stock-based employee compensation included in the determination of net income as reported, net of tax effect of $133 and $26 in 2005 and 2004, respectively	207	50
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of tax effect of $2,259 and $2,558 in 2005 and 2004, respectively	(4,588)	(4,827)

Pro forma net income:	$17,891	$15,591

Net income per share:
Basic:
As reported	$0.86	$0.94
Pro forma	$0.69	$0.72
Diluted:
As reported	$0.86	$0.93
Pro forma	$0.69	$0.71

The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Options granted are valued using the single option valuation approach and compensation expense is recognized using a straight-line method. Total stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006, was $6.3 million, before income taxes. The related deferred tax benefit for non-qualified stock option expense was approximately $1.4 million for the year ended December 31, 2006. No amount of stock-based compensation expense was capitalized as part of the carrying cost of our assets.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

SFAS 123R requires that stock-based compensation expense be recognized only for those options and awards expected to vest. Therefore, stock-based compensation expense for the year ended December 31, 2006, has been reduced for estimated forfeitures. Forfeitures are estimated based on our historical experience and expectations of future behavior. Prior to adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

The fair value for stock awards was estimated using the BSM option valuation model with the following weighted average assumptions.

	Year Ended December 31,
	2006	2005 (Pro Forma)	2004 (Pro Forma)
Expected term (in years)	3.6	4.6	4.5
Expected stock price volatility	47%	52%	69%
Risk-free interest rate	4.6%	4.0%	3.4%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.87	$11.07	$10.98

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. In addition, in 2005, on a prospective basis, the contractual term of the stock option awards was revised from ten to 5 years. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our consolidated financial statements for the year ended December 31, 2006.

	Year Ended December 31, 2006
	As Reported Following SFAS 123R	If Reported Following APB 25
	(in thousands)
Consolidated statement of operations:
Income from operations	$45,209	$50,836
Income before taxes	$30,700	$36,327
Net income	$18,627	$22,902
Net income per share:
Basic	$0.67	$0.83
Diluted	$0.66	$0.81

In the fourth quarter of 2006, we elected to adopt the “long-haul” method to calculate the historical pool of windfall tax benefits, which calculates on a grant by grant basis the windfall or excess tax benefit that arose upon exercise of each award based on a comparison to the total tax deduction to the “as-if” deferred tax asset that would have been recorded had we followed the recognition provisions of SFAS 123 since its effective date. Additionally, in the fourth quarter of 2006, we elected to adopt the “tax-law ordering” method of measuring the timing in which tax deductions on stock option exercises should be recognized in the consolidated financial statements.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Prior to the adoption of SFAS 123R we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits generated during the year ended December 31, 2006, was approximately $1.0 million.

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

Recent accounting pronouncements:    In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects of FIN 48; however, we do not expect a significant or material impact from adoption.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The impact of the adoption of SAB 108 was not material to the consolidated financial statements as of and for the year ended December 31, 2006.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact to our consolidated financial statements.

Reclassifications:    Certain reclassifications have been made to the prior year balances to conform to the current year presentation.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

NOTE 3:    ACQUISITIONS

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values, including consideration of estimates from third-party consultants.

On May 31, 2006, we acquired CMT for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006, between Travelex Limited, Travelex Group Limited, and Coinstar. In addition to the purchase price, we incurred an estimated $2.1 million in transaction costs, including costs relating to legal, accounting and other directly related charges. The results of operations of CMT are included in our consolidated statement of operations from May 31, 2006, the date of acquisition, through December 31, 2006.

CMT is one of the leading money transfer networks in terms of agent locations and countries in which we do business. In addition to company-owned locations, CMT has agreements with banks, post offices, and other retail locations to supply its service. CMT was established in mid-2003 and uses leading edge Internet-based technology to provide consumers with an easy-to-use, reliable and cost-effective way to send money around the world. We acquired CMT in order to enhance our e-payment offerings, to diversify of our available services and expand our geographic reach internationally. The assets and operations of CMT are included in our e-payment services revenues and are shown in our consolidated statements of operations.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

The total purchase consideration consists of the following:

(in thousands)
Cash paid for acquisition of CMT	$27,484
Estimated acquisition related costs	2,058

$29,542

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The accounting for the purchase price allocation is preliminary and is subject to possible adjustments in the future, based on our final analysis of certain liabilities. The following unaudited condensed balance sheet data presents the preliminary determination of the fair value of the assets acquired and liabilities assumed as of the acquisition date.

(in thousands)
Assets acquired:
Cash and cash equivalents	$2,801
Trade accounts receivable	3,642
Prepaid expenses and other assets	1,488
Property and equipment	1,991
Intangible assets	8,890
Goodwill	22,718

41,530
Liabilities assumed:
Accounts payable	4,264
Accrued liabilities	5,129
Deferred tax liability	2,595

Total consideration	$29,542

Goodwill of $22.7 million, representing the excess of the purchase price over the fair value of tangible and identifiable intangible assets acquired in the merger, will not be amortized, consistent with the guidance in SFAS 142. No amount of this goodwill is expected to be deductible for tax purposes. We engaged a third-party consultant which used expectations of future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

(in thousands, except years)	Purchase Price	Estimated Useful lives in Years	Estimated Weighted Average Useful lives in Years
Intangible assets:
Internal use software	$4,690	5.00	2.64
Agent relationships	2,900	10.00	3.26
Trademark	1,020	7.00	0.80
Tradename and non-compete agreements	280	2.00	0.07

Total	$8,890		6.77

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Amortization expense relating to this acquisition for the year ended December 31, 2006, was approximately $922,000. Based on identified intangible assets recorded as of December 31, 2006, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will be as follows:

Year	Amortization Expense
2007	$1,474
2008	1,399
2009	1,399
2010	1,384
2011	826
2012	436
2013	351
2014	290
2015	290
2016	120

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. inclusive of CMT for the years ended December 31, 2006 and 2005, as if the acquisition had been consummated as of January 1, 2006 and January 1, 2005, respectively. This pro forma information does not purport to be indicative of what may occur in the future:

	For the Year Ended December 31,
	2006	2005
Total revenue	$540,157	$465,739
Net income	$15,049	$13,214
Net income per share:
Basic	$0.54	$0.51
Diluted	$0.54	$0.51

Amusement Factory:    During the fourth quarter of 2005, we acquired substantially all of the assets and assumed certain operating liabilities, excluding existing debt, of Amusement Factory for $36.5 million in shares of our common stock, including cash acquired of $0.7 million. Amusement Factory was the second largest operator of entertainment services in the United States with a complete line of amusement vending services for retailers including skill-crane machines, bulk vending, kiddie rides and video games. In addition to the purchase price, we incurred approximately $0.5 million in transaction costs including amounts relating to legal and accounting charges. The results of operations of Amusement Factory from November 1, 2005 to December 31, 2005, are included in our statements of operations. Of the total purchase price, $27.1 million was allocated to goodwill, which will not be amortized, and $5.0 million represented the value of the intangible assets which will be amortized over 10 years.

DVDXpress:    On August 5, 2005, we entered into a credit agreement to provide DVDXpress with a $4.5 million credit facility. On July 28, 2006, the credit agreement was amended to incrementally increase the credit commitment amount up to $7.3 million at set measurement dates extending through July 1, 2007. Loans made pursuant to the credit facility are secured by a first security interest in substantially all of DVDXpress’ assets as well as a pledge of their capital stock. Interest on the unpaid balance of the loan will be at an annual rate equal to LIBOR plus three percent. As of December 31, 2006, DVDXpress has drawn down $5.5 million on this credit

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

facility. Additionally, on December 7, 2005 we signed an asset purchase option agreement that allows Coinstar to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. Effective December 7, 2005, we have consolidated the fair value of DVDXpress’ financial results into our consolidated financial statements in accordance with FIN 46R.

ACMI Holdings, Inc.:    On July 7, 2004, we acquired ACMI for $235.0 million. As part of this acquisition, we acquired cash totaling $11.5 million. The acquisition was effected pursuant to the “Agreement and Plan of Merger” dated May 23, 2004 between ACMI and Coinstar. ACMI offered various entertainment services, including skill-crane machines, bulk vending, kiddie rides and video games to consumers in mass merchandisers, supermarkets, warehouse clubs, restaurants, entertainment centers, truck stops and other distribution channels. In addition to the purchase price, we incurred $4.3 million in transaction costs, including investment banking fees and amounts relating to legal and accounting charges. The results of operations of ACMI since July 7, 2004, are included in our statement of operations. Goodwill of approximately $136.1 million resulted from the acquisition and is not being amortized, consistent with the guidance in SFAS 142. Of this amount, approximately $39.0 million is deductible for tax purposes. Based on identified assets of $34.4 million and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate amortization expense will approximate $3.4 million each year through July 2014.

NOTE 4:    PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following at December 31:

	2006	2005
	(in thousands)
Coin, entertainment and e-payment machines	$345,938	$308,151
Computers	10,732	6,962
Office furniture and equipment	6,018	4,332
Vehicles	18,514	6,549
Leasehold improvements	2,353	2,290

	383,555	328,284
Accumulated depreciation and amortization	(222,593)	(179,473)

	$160,962	$148,811

During 2006 and 2005, there were no significant changes in our business, nor any changes in events or circumstances that would suggest the carrying value of fixed assets were impaired. In 2004, we recorded a charge of approximately $1.9 million for the write down of certain equipment of our prepaid services. This charge is reported in the line item titled “depreciation and other” in our consolidated statements of operations.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

NOTE 5:    ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2006	2005
	(in thousands)
Payroll related expenses	$10,961	$7,430
Interest payable	3,176	2,998
Taxes payable	2,944	2,269
Accrued professional fees	1,019	378
Accrued legal fees	3,484	227
Service contract providers	5,170	2,964
Marketing	399	2,177
Accrued medical insurance	1,684	1,742
Other	6,856	6,756

	$35,693	$26,941

During the fourth quarter of 2006, we recorded $1.6 million of expense for the proposed settlement of a recently filed lawsuit alleging wage and hour violations under the California labor code. The lawsuit was originated primarily from the employment practices of the acquired entertainment subsidiary prior to the acquisition, of which we made no admission of liability.

NOTE 6:    LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2006	2005
	(in thousands)
Term loan	$186,952	$205,764
Less current portion	(1,917)	(2,089)

Long-term debt	$185,035	$203,675

Credit facility:    On July 7, 2004, we entered into a senior secured credit facility. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. We amortize deferred finance fees on a straight-line basis which approximates the effective interest method. Loans made pursuant to the credit agreement are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. The credit facility matures on July 7, 2011. As of December 31, 2006, no amounts were outstanding under the revolving credit facility and our original term loan balance of $250.0 million had been reduced to $187.0 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon either LIBOR plus 200 basis points or the base rate plus 100 basis points. At December 31, 2006, our interest rate on this facility was 7.4%.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2006, we were in compliance with all covenants.

Following our mandatory debt paydown of $16.9 million this year, our quarterly principal payments were reduced from $522,000 to $479,000. These quarterly principal payments will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due July 7, 2011, the maturity date of the facility. Due to the mandatory debt paydown, we accelerated the expense recognition of $0.2 million in deferred finance fees related to this early retirement. Commitment fees on the unused portion of the facility, currently 37.5 basis points, may vary and are based on our consolidated leverage ratio.

As of December 31, 2006, scheduled principal payments on our long-term debt are as follows:

(in thousands)
2007	$1,917
2008	1,917
2009	1,917
2010	1,917
2011	179,284

$186,952

Interest rate hedge:    On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protects us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our credit facility. The interest rate cap and floor became effective on October 7, 2004 and expires after three years on October 9, 2007. The interest rate cap and floor consists of a LIBOR ceiling of 5.18% and a LIBOR floor that stepped up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates are 1.85%, 2.25% and 2.75% for each of the respective one-year periods. Under this interest rate hedge, we will continue to pay interest at prevailing rates plus any spread, as defined by our credit facility, but will be reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we will be required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

We have recognized the fair value of the interest rate cap and floor as an asset of $164,000 and $202,000 at December 31, 2006 and 2005, respectively. Any change in the fair value of the interest rate cap and floor is reported in accumulated other comprehensive income. Because the critical terms of the interest rate cap and floor and the underlying obligation are the same, there was no ineffectiveness recorded in the consolidated statements.

NOTE 7:    COMMITMENTS

Lease commitments:    Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009. In connection with our acquisitions of Amusement Factory and ACMI, we assumed the leases for their respective corporate headquarters. See discussion in Note 16, Related Party Transactions.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

In addition, we have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 36 to 60 months at imputed interest rates that range from 3.0% to 16.0%. Assets under capital lease obligations aggregated $11.6 million and $6.2 million, net of $6.7 million and $2.5 million of accumulated amortization, at December 31, 2006 and 2005, respectively.

A summary of our minimum lease obligations at December 31, 2006 is as follows:

	Capital Leases	Operating Leases*
	(in thousands)
2007	$6,567	$4,928
2008	4,167	2,463
2009	2,036	1,526
2010	569	709
2011	138	542
Thereafter	—	492

Total minimum lease commitments	13,477	$10,660

Less amounts representing interest	(1,138)

Present value of lease obligation	12,339
Less current portion	(5,966)

Long-term portion	$6,373

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense on our operating leases was $9.2 million, $11.0 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Purchase commitments:    We have entered into certain purchase agreements with suppliers of our machines, which result in total purchase commitments of $16.1 million as of December 31, 2006.

Letters of credit:    As of December 31, 2006, we had six irrevocable letters of credit that totaled $10.9 million. These standby letters of credit, which expire at various times through December 31, 2007, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of December 31, 2006, no amounts were outstanding under these standby letter of credit agreements.

NOTE 8:    STOCKHOLDERS’ EQUITY

Treasury stock:    Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of December 31, 2006, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $16.1 million bringing the total authorized for purchase under our credit facility to $19.1 million. After taking into consideration our share repurchases of $8.0 million during 2006, the remaining amount authorized for repurchase under our credit facility is $11.1 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Apart from the credit facility limitations, on October 27, 2004, our board of directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $20.6 million of our common stock, however, we will not exceed our credit facility limits.

NOTE 9:    STOCK-BASED COMPENSATION PLANS

Stock options and awards:    Stock options and awards are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”), which generally vest over 4 years and expire after 5 years. In 2005, we revised, on a prospective basis, the contractual term of the stock option awards from ten years to five years. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 7,517,274 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.70 to $32.64 per share, which represented fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering. Starting with the adoption of SFAS 123(R) on January 1, 2006, we began recognizing compensation expense related to the options issued under either the 2000 Plan or the 1997 Plan.

Under the terms of our Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, the board of directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.38 to $32.64 per share, which represented the fair market value at the date of grant.

The price ranges of all options exercised were $0.70 to $31.49 in 2006, $0.70 to $23.30 in 2005 and $0.70 to $25.84 in 2004. At December 31, 2006, there were 4,796,636 shares of unissued common stock reserved for issuance under all the Stock Plans of which 2,462,201 shares were available for future grants. The numbers of common stock options under the plans are as follows as of December 31:

	2006		2005		2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Number of common shares under option:
Outstanding, beginning of year	2,656,697	$20.81	2,442,995	$19.23	2,310,490	$18.43
Granted	232,646	24.83	846,600	23.35	763,825	18.79
Exercised	(310,500)	17.78	(324,082)	14.09	(477,506)	13.90
Canceled or expired	(64,408)	22.04	(308,816)	22.36	(153,814)	21.46

Outstanding, end of year	2,514,435	21.52	2,656,697	20.81	2,442,995	19.23

Exercisable, end of year	1,652,468	20.87	1,437,546	19.77	1,359,268	18.63

As of December 31, 2006, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.5 million. This expense is expected to be recognized over a weighted average period of approximately 19 months. As of December 31, 2006, the weighted average remaining contractual term for options outstanding and options exercisable was 5.45 years and 5.57 years, respectively. As of December 31,

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

2006, the aggregate intrinsic value for options outstanding and options exercisable was $22.7 million and $16.2 million, respectively. During the year ended December 31, 2006, the total intrinsic value of stock options exercised was approximately $3.4 million.

The following table summarizes information about common stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding at December 31, 2006	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable at December 31, 2006	Weighted average exercise price
$ 7.38 – $18.45	511,248	5.48	$16.10	393,689	$15.50
18.46 – 21.24	638,524	5.68	20.07	532,997	20.19
21.25 – 23.30	549,314	4.86	22.95	399,542	22.98
23.31 – 24.90	670,809	5.73	24.43	233,597	24.40
24.91 – 32.64	144,540	5.28	28.23	92,643	28.88

	2,514,435	5.45	21.52	1,652,468	20.87

Restricted stock awards:    Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vest annually over four years and one year, respectively. During 2006 and 2005, we granted 7,500 and 85,050, respectively, restricted stock awards with a weighted average fair value of $22.77 and $24.49, respectively, per share, the respective market price of the stock at grant date. The restricted share units require no payment from the grantee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period. Compensation expense related to restricted stock awards totaled approximately $587,000 and $296,000 for the years ended December 31, 2006 and 2005, respectively. The related deferred tax benefit for restricted stock awards expense was approximately $227,000 and $117,000 for the years ended December 31, 2006 and 2005, respectively.

As of December 31, 2006, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1.2 million. This expense is expected to be recognized over a weighted average period of approximately 30 months. During the year ended December 31, 2006, the total fair value of restricted stock awards vested was approximately $506,000.

The following table presents a summary of restricted stock award activity for the years ended December 31:

	2006		2005
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Non-vested, December 31, 2005	82,750	$24.90	—	$—
Granted	7,500	22.77	85,050	24.49
Vested	(20,688)	24.48	—	—
Forfeited	—	—	(2,300)	24.49

Non-vested, December 31, 2006	69,562	24.30	82,750	24.49

Stock purchase plan:    In March 1997, we adopted the Employee Stock Purchase Plan (the “ESPP”) under Section 423(b) of the Internal Revenue Code. Under the ESPP, the board of directors may authorize participation by eligible employees, including officers, in periodic offerings. The total number of shares reserved for issuance

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

under this plan was 600,000. Eligible employees participated through payroll deductions in amounts related to their basic compensation. At the end of each six-month offering period, shares were purchased by the participants at 85% of the lower of the fair market value at the beginning of the offering period or the end of a purchase period. During 2005 and 2004 stock purchases totaling $989,000 and $770,000, respectively, were made as a result of payroll deductions from employees. Actual shares purchased by participating employees in 2005 and 2004 totaled 82,454 and 66,126 at an average price of $11.99 and $11.65, respectively. As of December 31, 2006, we no longer have an Employee Stock Purchase Plan, as the plan period ended July 31, 2005 and was not renewed.

NOTE 10:    INCOME TAXES

The components of income (loss) before income taxes were as follows:

	December 31,
	2006	2005	2004
	(in thousands)
U.S. operations	$36,175	$36,903	$27,480
Foreign operations	(5,475)	(404)	3,057

Total income before income taxes	$30,700	$36,499	$30,537

The components of income tax expense (benefit) were as follows:

	December 31,
	2006	2005	2004
	(in thousands)
Current:
U.S. Federal	$826	$506	$382
State and local	617	37	170
Foreign	447	(631)	1,020

Total current	1,890	(88)	1,572
Deferred:
U.S. Federal	9,519	11,899	7,817
State and local	2,079	2,059	1,360
Foreign	(1,415)	357	(580)

Total deferred	10,183	14,315	8,597

Total tax expense	$12,073	$14,227	$10,169

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

	December 31,
	2006	2005	2004
U.S. federal tax expense (benefit) at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.8%	3.7%	3.4%
Incentive stock options	2.1%	—	—
Impact of adopting the indefinite reversal criteria for unremitted foreign earnings	(4.8)%	—	—
Correction to the deferred tax asset for state net operating loss carryforwards	3.7%	—	—
Impact of R&D credit study	(3.4)%
Change in valuation allowance for deferred tax asset	1.2%	—	(1.9)%
Recognition of deferred tax assets at an increased rate	—	—	(3.4)%
Other	0.7%	0.3%	0.2%

	39.3%	39.0%	33.3%

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

In determining our fiscal 2006, 2005 and 2004 tax provisions under FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), management determined the deferred tax assets and liabilities for each separate tax entity. Management then considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. Our consolidated tax valuation allowance was $881,000 at December 31, 2006. We established a valuation allowance against certain foreign NOLs and a portion of the research and development credit carryforwards as the negative evidence outweighs the positive evidence that those deferred tax assets will more likely than not be realized. The net change in the valuation allowance during the years ended December 31, 2006 and 2004 was $0.9 million and $(0.6) million, respectively. During the year ended December 31, 2005, there was a zero net change in the valuation allowance.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Tax loss carryforwards	$26,194	$42,609
Credit carryforwards	4,076	1,874
Accrued liabilities and allowances	4,429	2,855
Stock compensation	1,654	121
Inventory capitalization	645	—
Foreign tax credit	521	—
Other	956	275

Gross deferred assets	38,475	47,734
Less valuation allowance	(881)	—

Total deferred tax assets	37,594	47,734

Deferred tax liabilities:
Property and equipment	(13,212)	(13,259)
Intangible assets	(14,061)	(10,447)
Inventory capitalization	—	(1,108)
Foreign tax credit and unremitted earnings	—	(205)

Total deferred tax liabilities	(27,273)	(25,019)

Net deferred tax asset	$10,321	$22,715

At December 31, 2006, we had approximately $64.4 million of net operating losses and $2.0 million of research and development and foreign tax credit carry forwards that expire from the years 2007 to 2026. We also have alternative minimum tax credit carryforwards of approximately $2.3 million which is available to reduce future federal regular income taxes, if any, over an indefinite period. In July 2004, we acquired the common shares of ACMI Holdings, Inc. As a result of the acquisition, the utilization of approximately $34.1 million of the net operating loss carry forward is subject to limitation under the provisions of Section 382 of the Internal Revenue Code.

In May of 2006 we acquired Travelex Money Transfer Limited and recorded a deferred tax liability of $2.7 million for acquired intangibles that had no tax basis. This deferred tax liability is available to realize deferred tax assets related to net operating loss carryforwards generated by CMT and its subsidiaries, resulting in a lower valuation allowance to offset that deferred tax asset.

In 2006, we met the indefinite reversal criteria of Accounting Principle Board Opinion No. 23, Accounting for Income Taxes—Special Areas (“APB 23”) in which the earnings of our foreign operations are permanently reinvested outside of the United States. As such, United States deferred taxes will not be provided on these earnings. United States deferred taxes previously recorded on foreign earnings were reversed, which resulted in a $1,467,000 tax benefit in 2006.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

During 2006, we performed a study of our state net operating losses and a study of our qualifying research and development credits. As a result of these studies, we adjusted the carrying amount of the related deferred tax balances resulting in a charge of $1.1 million and a benefit of $1.0 million, respectively.

The income tax benefit from stock option exercises in excess of the amounts recognized in the consolidated statements of operations as of December 31, 2006, 2005 and 2004 that was credited to common stock was approximately $1.0 million, $1.0 million and $1.6 million, respectively. For the year ended December 31, 2006, there was zero income tax benefit from stock compensation expense in excess of the amounts recognized for financial reporting purposes.

NOTE 11:    INCOME PER SHARE

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Numerator:
Net income	$18,627	$22,272	$20,368

Denominator:
Weighted average shares for basic calculation	27,686	25,767	21,626
Incremental shares from employee stock options	342	266	333

Weighted average shares for diluted calculation	28,028	26,033	21,959

For the years ended December 31, 2006, 2005 and 2004, options and restricted stock awards totaling 1.0 million, 1.2 million and 1.3 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 12:    RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $920,000, $841,000 and $787,000 to the plan for the years ended December 31, 2006, 2005 and 2004, respectively.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

We also maintain a 401(k) profit sharing plan, which covers substantially all of the employees of our entertainment services subsidiaries. Employees are permitted to contribute up to 15% of their eligible compensation. We make contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $685,000 and $611,000 for the years ended December 31, 2006 and 2005, respectively, and $349,000 for the period July 7, 2004 (acquisition date) through December 31, 2004.

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

NOTE 14:    BUSINESS SEGMENT INFORMATION

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are organized into two reportable business segments: the North American business (which includes the United States, Canada and Mexico), and our International business (which primarily includes the United Kingdom as well as other European operations of CMT). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill from the acquisition of CMT has been included in the International business segment. Goodwill arising in all other acquisitions has been allocated to our North American business segment.

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Revenue:
North American	$500,462	$438,482	$289,485
International	33,980	21,257	17,615

Total revenue	$534,442	$459,739	$307,100

Net income (loss):
North American business	$22,935	$22,402	$17,311
International business	(4,308)	(130)	3,057

Total net income	$18,627	$22,272	$20,368

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	December 31,
	2006	2005
	(in thousands)
Total assets:
North American business	$694,650	$632,473
International business	86,703	27,311
Intercompany eliminations	(63,270)	(16,383)

Total assets	$718,083	$643,401

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment service revenue separate from revenue generated from our entertainment services business. Revenue for these two product lines is as follows:

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Revenue:
Coin-counting and e-payment services	$260,952	$220,675	$196,026
Entertainment services	273,490	239,064	111,074

Total revenue	$534,442	$459,739	$307,100

We have coin-counting, entertainment and e-payment machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Year ended December 31,
	2006	2005	2004
Wal-Mart, Inc.	27.0%	25.3%	20.9%
The Kroger Company	11.4%	10.5%	14.7%

NOTE 15:    CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Current Vulnerability Due to Supplier Concentrations:

Substantially all of the plush toys and other products dispensed from the entertainment services machines are produced by foreign manufacturers. A majority of these purchases are made directly from manufacturers in China. We purchase our other products indirectly from vendors who obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, exchange rate fluctuations, the imposition of tariffs, import and export controls, transportation delays and interruptions, political and economic disruptions and labor strikes, which could disrupt the supply of products from such manufacturers and could result in substantially increased costs for certain products purchased by us which could have a material adverse effect on our financial performance.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

cause a delay in manufacturing and a possible slow-down of growth, which could have a materially adverse affect on future operating results.

NOTE 16:    RELATED PARTY TRANSACTIONS

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

Levine Investments Limited Partnership (“Levine Investments”), a shareholder of Coinstar, agreed to lease to Coinstar three buildings located in Arlington Heights, Illinois, Van Nuys, California and Chandler, Arizona. The terms of these agreements, commencing November 1, 2005, provide for monthly rental payments ranging from $16,250 to $22,000, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. As of December 31, 2006, two of the three leases, Chandler and Arlington Heights, were terminated. We believe that the terms of these leases are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $448,000 and $1.8 million of our accounts receivable balance is due from a related party of our e-payment subsidiary, as of December 31, 2006 and 2005, respectively. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.