Form 10-Q
period 2007-03-31
COINSTAR INC
filed 2007-05-08
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2007
Common Stock, $0.001 par value	27,808,934

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,740	$24,726
Cash in machine or in transit	60,243	63,740
Cash being processed	74,627	89,698
Trade accounts receivable, net of allowance for doubtful accounts of $1,123 and $1,050 at March 31, 2007 and December 31, 2006, respectively	19,083	21,339
Inventory	36,048	39,334
Deferred income taxes	19,100	17,775
Prepaid expenses and other current assets	13,452	13,371

Total current assets	231,293	269,983
PROPERTY AND EQUIPMENT, NET	167,736	160,962
DEFERRED INCOME TAXES	—	34
OTHER ASSETS	3,935	3,807
EQUITY INVESTMENTS	31,341	31,259
INTANGIBLE ASSETS, NET	42,739	43,121
GOODWILL	209,134	208,917

TOTAL ASSETS	$686,178	$718,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,816	$57,536
Accrued liabilities payable to retailers	78,829	95,737
Other accrued liabilities	31,051	35,693
Current portion of long-term debt and capital lease obligations	8,135	7,883

Total current liabilities	159,831	196,849
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	193,297	192,381
DEFERRED TAX LIABILITY	9,443	7,488

TOTAL LIABILITIES	362,571	396,718
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,490,452 and 29,383,150 issued and 27,802,513 and 27,816,011 shares outstanding at March 31, 2007 and December 31, 2006, respectively	346,036	343,229
Retained earnings	8,025	5,469
Treasury stock	(34,301)	(30,806)
Accumulated other comprehensive income	3,847	3,473

Total stockholders’ equity	323,607	321,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$686,178	$718,083

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Month Periods Ended March 31,
	2007	2006
REVENUE	$132,336	$126,032
EXPENSES:
Direct operating	91,639	87,699
Marketing	1,626	924
Research and development	1,341	1,241
General and administrative	12,247	11,366
Depreciation and other	14,468	12,859
Amortization of intangible assets	1,739	1,327

Income from operations	9,276	10,616
OTHER INCOME (EXPENSE):
Interest income and other, net	75	471
Interest expense	(3,974)	(3,732)
(Loss) income from equity investments	(255)	191
Early retirement of debt	—	(238)

Income before income taxes	5,122	7,308
Income taxes	(2,566)	(3,129)

NET INCOME	$2,556	$4,179

NET INCOME PER SHARE:
Basic	$0.09	$0.15
Diluted	$0.09	$0.15

WEIGHTED SHARES OUTSTANDING:
Basic	27,777	27,716
Diluted	28,287	27,987

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Three Month Period Ended March 31, 2007

(in thousands, except share data)

(unaudited)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income
	Shares	Amount				Total
BALANCE, December 31, 2006	27,816,011	$343,229	$5,469	$(30,806)	$3,473	$321,365
Proceeds from exercise of stock options, net	53,152	979				979
Stock-based compensation expense	54,150	1,684				1,684
Tax benefit on share-based compensation		144				144
Treasury stock purchase	(120,800)			(3,495)		(3,495)
Net income			2,556			2,556
Other comprehensive income					374	374

BALANCE, March 31, 2007	27,802,513	$346,036	$8,025	$(34,301)	$3,847	$323,607

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Month Periods Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,556	$4,179
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	14,468	12,859
Amortization of intangible assets	1,739	1,327
Amortization of deferred financing fees	188	191
Loss on early retirement of debt	—	238
Non-cash stock-based compensation	1,684	1,388
Excess tax benefit from exercise of stock options	(884)	—
Deferred income taxes	1,942	2,797
Income from equity investments	(74)	(191)
Return on equity investments	—	288
Other	84	(86)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	2,280	(184)
Inventory	3,287	(1,679)
Prepaid expenses and other current assets	(1,336)	1,453
Other assets	(1,362)	(115)
Accounts payable	(15,717)	613
Accrued liabilities payable to retailers	(16,966)	(12,883)
Accrued liabilities	(4,518)	(5,496)

Net cash (used) provided by operating activities	(12,629)	4,699
INVESTING ACTIVITIES:
Purchase of property and equipment	(18,126)	(7,417)
Acquisitions, net of cash acquired	(227)	(2,670)
Proceeds from sale of fixed assets	241	—

Net cash used by investing activities	(18,112)	(10,087)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(2,291)	(17,946)
Excess tax benefit from exercise of stock options.	884	—
Repurchase of common stock	(3,495)	(382)
Proceeds from exercise of stock options	1,028	708

Net cash used by financing activities	(3,874)	(17,620)
Effect of exchange rate changes on cash	61	207
NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(34,554)	(22,801)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	178,164	175,267

End of period	$143,610	$152,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,771	$3,771
Cash paid during the period for taxes	627	165
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$2,262	$8,569
Accrued acquisition costs	20	1,793

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Month Periods Ended March 31, 2007 and 2006

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts consisting of self-service coin counting; electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and financial services kiosks; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, the United Kingdom and other countries. As of March 31, 2007, we had a total of approximately 13,800 coin-counting machines installed, over 299,000 entertainment services machines installed, over 14,000 locations where our point-of-sale terminals were installed and over 400 financial services kiosks installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC. The results of operations for the three month period ended March 31, 2007, is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

Principles of consolidation: The accompanying consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries and other entities which are not wholly owned but are consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate. The estimated value of our entertainment services coin-in-machine was approximately $6.5 million and $7.1 million at March 31, 2007 and December 31, 2006, respectively.

Settlement of liabilities: In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), we consider liabilities to be extinguished when the debtor pays or is legally released from the obligation. During the three months ended March 31, 2007, the company reversed liabilities totaling $870,000 in accordance with SFAS 140 which is reflected in direct operating expenses.

Patents costs: Costs to successfully defend a challenge to our patents are capitalized. Costs which relate to an unsuccessful outcome are charged to expense.

Recent accounting pronouncements: In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions.

Effective January 1, 2007, we adopted the provisions of FIN 48. As of the adoption date and March 31, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and March 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

We are generally not subject to examination in jurisdictions within the United States for years prior to 1995. For non United States jurisdictions, we are generally not subject to examination for years prior to 1998.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 157 to determine the impact to our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the provisions of SFAS 159 to determine the impact to our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation) (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from our customers and retailers, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. We have no intention of modifying this accounting policy; therefore, the adoption of EITF 06-03 will not have any impact to our consolidated financial statements.

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	March 31, 2007	December 31, 2006
	(in thousands)
Coin, entertainment and e-payment machines	$360,736	$345,938
Computers	11,935	10,732
Office furniture and equipment	6,207	6,018
Vehicles	20,638	18,514
Leased improvements	2,905	2,353

	402,421	383,555
Accumulated depreciation and amortization	(234,685)	(222,593)

	$167,736	$160,962

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Three Month Periods Ended March 31,
	2007	2006
	(in thousands)
Net income	$2,556	$4,179
Other comprehensive income (loss)
Short term investment, net of tax	(3)	(4)
Foreign currency translation adjustments, net of tax	387	117
Interest rate hedge on long-term debt, net of tax	(10)	92

Total comprehensive income	$2,930	$4,384

NOTE 4: STOCK-BASED COMPENSATION

Stock-based compensation: Stock-based compensation is accounted for in accordance with the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period.

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Three Month Periods Ended March 31,
	2007	2006
Expected term (in years)	3.7	3.6
Expected stock price volatility	41%	47%
Risk-free interest rate	4.5%	4.4%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$11.06	$9.89

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

Total stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 and 2006 was $1.7 million and $1.4 million, respectively, before income taxes. The related deferred tax benefit for stock option expense was approximately $437,000 and $346,000 for the three month periods ending March 31, 2007 and 2006, respectively.

Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.

A summary of stock option activity during the three month period ended March 31, 2007 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
OUTSTANDING, December 31, 2006	2,514,435	$21.52
Granted	419,013	30.07
Exercised	(56,976)	20.11
Cancelled, expired or forfeited	(24,187)	24.33

OUTSTANDING, March 31, 2007	2,852,285	22.78	5.18	$24,290

EXERCISABLE, March 31, 2007	1,745,923	21.05	5.32	$17,931

As of March 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $9.8 million. This expense is expected to be recognized over a weighted average period of approximately 25 months. During the three month period ended March 31, 2007, the total intrinsic value of stock options exercised was approximately $516,000.

Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.70 to $32.64 per share, which represented market value at the date of grant and our best estimate of market value for grants issued prior to our initial public offering. At March 31, 2007, there were 4,865,510 shares of unissued common stock reserved for issuance under all the stock plans of which 2,013,225 shares were available for future grants.

The following table summarizes information about common stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 7.38 - $18.59	594,449	5.46	$16.56	492,174	$16.23
18.60 - 22.60	653,098	5.36	20.83	576,209	20.99
22.61 - 23.90	645,068	4.14	23.37	378,812	23.27
23.91 - 30.00	547,007	6.13	25.64	292,478	26.12
30.01 - 32.64	412,663	4.84	30.13	6,250	31.49

	2,852,285	5.18	22.78	1,745,923	21.05

Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.

The following table presents a summary of the restricted stock award activity for the three months ended March 31, 2007:

	Shares	Weighted average grant date fair value
NON-VESTED, December 31, 2006	69,562	$24.30
Granted	54,150	30.07
Vested	(12,050)	24.90
Forfeited	—	—

NON-VESTED, March 31, 2007	111,662	27.03

During 2006, we granted 7,500 restricted stock awards with a weighted average fair value of $22.77 per share, the respective market price of the stock at the grant date.

Compensation expense related to restricted stock awards totaled approximately $238,000 and $93,500 for the three month period ended March 31, 2007 and 2006, respectively. As of March 31, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2.4 million. This expense is expected to be recognized over a weighted average period of approximately 33 months. During the three month period ended March 31, 2007, the total fair value of restricted stock awards vested was approximately $300,000.

NOTE 5: INCOME PER SHARE

Basic net income per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and vesting of non-vested restricted stock awards, are included in the calculation of diluted net income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Month Periods Ended March 31,
	2007	2006
	(in thousands)
Numerator:
Net income	$2,556	$4,179

Denominator:
Weighted average shares for basic calculation	27,777	27,716
Incremental shares from employee stock options and restricted stock awards	510	271

Weighted average shares for diluted calculation	28,287	27,987

For the three month periods ended March 31, 2007 and 2006, options and restricted stock awards totaling approximately 861,000 and 1.2 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 6: BUSINESS SEGMENT INFORMATION

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are organized into two reportable business segments: the North American business (which includes the United States, Canada, Mexico and Puerto Rico), and our International business (which primarily includes the United Kingdom as well as other European operations of our Coinstar Money Transfer subsidiary (“CMT”)). Goodwill from the acquisition of CMT has been included in the International business segment. Goodwill arising in all other acquisitions has been allocated to our North American business segment.

	Three Month Periods Ended March 31,
	2007	2006
	(in thousands)
Revenue:
North American business	$120,692	$121,006
International business	11,644	5,026

Total revenue	$132,336	$126,032

Net income (loss):
North American business	$5,175	$3,333
International business	(2,619)	846

Total net income	$2,556	$4,179

	March 31, 2007	December 31, 2006

	(in thousands)
Total assets:
North American business	$668,279	$694,650
International business	85,136	86,703
International eliminations	(67,237)	(63,270)

Total assets	$686,178	$718,083

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services separate from revenue generated from our entertainment service. Revenue for these two product lines was as follows:

	Three Month Periods Ended March 31,
	2007	2006
	(in thousands)
Revenue:
Coin-counting and e-payment services	$67,297	$54,609
Entertainment services	65,039	71,423

Total revenue	$132,336	$126,032

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Three Month Periods Ended March 31,
	2007	2006
Wal-Mart, Inc	27.6%	28.5%
The Kroger Company	11.2%	10.4%

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

Levine Investments Limited Partnership, a shareholder of Coinstar, agreed to lease to Coinstar an 82,000 square foot building located in Van Nuys, California. The terms of this agreement provide for a two year lease term, commencing November 1, 2005, at monthly rental payments of $45,000, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. In addition, we have an option to extend the lease term through October 31, 2010 and a second option to extend the lease term through October 31, 2015. The current term of the lease expires at October 31, 2007. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $653,000 of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item IA of Part II of this Quarterly Report on Form 10-Q and in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

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

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2006, consumers processed more than $2.6 billion worth of coin through our coin-counting machines.

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

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001, we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 312 billion coins worth more than $16.4 billion in more than 453 million self-service coin-counting transactions. We own and operate more than 13,800 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom (approximately 8,500 of which are e-payment enabled).

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 35,000 retail locations, totaling more than 299,000 pieces of equipment. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

E-payment services

We offer e-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, providing payroll card services and money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services in the United States and the United Kingdom through 14,000 point-of-sale terminals, 400 stand-alone e-payment kiosks and 8,500 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

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

Results of Operations

The following table shows revenue and expense as a percent of revenue for the periods indicated:

	Three Month Periods Ended March 31,
	2007	2006
Revenue	100.0%	100.0%
EXPENSES:
Direct operating	69.2	69.6
Marketing	1.3	0.7
Research and development	1.0	1.0
General and administrative	9.3	9.0
Depreciation and other	10.9	10.2
Amortization of intangible assets	1.3	1.1

Income from operations	7.0%	8.4%

Three Month Periods Ended March 31, 2007 and 2006

Revenue

Our revenue increased to $132.3 million in the three months ended March 31, 2007, from $126.0 million for the comparable prior year period. Our revenue increased as a result of two primary factors, our acquisition of Travelex Money Transfer Limited in May 2006, which we renamed Coinstar Money Transfer (“CMT”), and an increase in coin-counting activity due to a greater number of installed machines and increased trial and repeat usage.

Revenue for our coin and e-payment services increased to $67.3 million for the three months ended March 31, 2007 from $54.6 million for the comparable prior year period, of which $4.8 million of the increase was due to our acquisition of CMT. In addition, revenue increased as a result of an increase in the number of transactions, an increase in the number of coin-counting machines and the volume of coins processed by the machines in service during this period. The total dollar value of coins processed through our network increased to approximately $620 million during the three months ended March 31, 2007, from approximately $570 million for the comparable prior year period. The installed base of coin-counting machines increased to approximately 13,800 at March 31, 2007, from approximately 13,000 machines at March 31, 2006.

Revenue from our entertainment services was $65.0 million and $71.4 million for the three months ended March 31, 2007 and 2006, respectively. We believe the decrease is primarily due to the maturity of this industry, decreased foot traffic at our retailers’ locations, softness of the economy, increased fuel prices and a deflated housing market. While we are watching these trends closely, we believe macro-issues will continue to negatively affect retailer foot traffic for the next several quarters.

Our e-payment prepaid telephony and stored value card sales have increased year over year and we expect this trend to continue. Further, we are currently evaluating price points for entertainment machines and plan on completing a price point conversion by mid-2008. We expect to continue installing additional coin-counting and e-payment machines and therefore, expect to continue to experience revenue growth in the foreseeable future.

Direct Operating Expenses

Our direct operating expenses consist primarily of the cost of (1) the percentage of transaction fees and commissions we pay to our retailers and agents, (2) coin pick-up, transportation and processing expenses, (3) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (4) field operations support and related expenses. Variations in the percentage of transaction fees we pay to our retailers and agents may result in increased expenses. Such variations are based on our evaluation of certain factors, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria.

Direct operating expenses increased to $91.6 million for the three months ended March 31, 2007, from $87.7 million for the comparable prior year period, of which $4.9 million of the increase was due to our acquisition of CMT offset by operating synergies achieved in integration. Direct operating expenses as a percentage of revenue decreased to 69.2% in the three months ended March 31, 2007, from 69.6% in the comparable prior year period. Excluding the impact of our acquisition of CMT, direct operating expenses as a percentage of revenue decreased to 68.0%. We are integrating our various business operations and have realized operating expense efficiencies as a percentage of revenue. For example, as a result of consolidating our field service routes in 2006, we have begun to realize efficiencies and cost savings in personnel, transportation and related costs which we expect to continue during 2007.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

Marketing expenses increased to $1.6 million for the three months ended March 31, 2007, from $0.9 million for the comparable prior year period, of which $0.6 million of the increase was due to our acquisition of CMT. As in prior periods, we have been directing most of our advertising dollars toward national and regional advertising. In addition, we have primarily directed our money transfer services advertising dollars to the major markets in which we offer money transfer services. We have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue throughout the year, continues driving increased trial and repeat usage of both our coin services offering and e-payment products. Marketing as a percentage of revenue increased to 1.3% in the three months ended March 31, 2007 from 0.7% in the comparable prior year period. Excluding the impact of our acquisition of CMT, marketing expenses as a percentage of revenue increased to 0.8%.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

Research and development expenses remained relatively consistent at $1.3 million and $1.2 million in the three months ended March 31, 2007 and 2006, respectively. Research and development expenses represent expenditures to support development and design of complementary new product ideas and continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. We intend to continue to invest in research and development in the coming years. Research and development as a percentage of revenue remained consistent at 1.0% for the three months ended March 31, 2007 and 2006.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

General and administrative expenses increased to $12.2 million for the three months ended March 31, 2007, from $11.4 million in the comparable prior year period. The increase is primarily due to our acquisition of CMT offset by efficiencies gained related to the integration of our administrative processes. General and administrative expenses as a percentage of revenue increased slightly to 9.3% in the three months ended March 31, 2007 from 9.0% in the comparable prior year period.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles.

Depreciation and other expense increased to $14.5 million in the three months ended March 31, 2007, from $12.9 million in the comparable prior year period. Depreciation expense increased primarily due to our increased base of installed machines, primarily coin and entertainment machines. Depreciation and other expense as a percentage of revenue increased to 10.9% in the three months ended March 31, 2007, from 10.2% in the comparable prior year period.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

Amortization of intangible assets increased to $1.7 million in the three months ended March 31, 2007, from $1.3 million in the comparable prior year period. Amortization expense of intangible assets primarily increased due to our acquisition of CMT. Amortization expense as a percentage of revenue increased to 1.3% in the three months ended March 31, 2007, from 1.1% in the comparable prior year period.

Other Income and Expense

Interest income and other, net, decreased to approximately $75,000 in the three months ended March 31, 2007, from approximately $471,000 in the comparable prior year period. The decrease in interest and other income is primarily due to lower average investment balances.

Interest expense increased to $4.0 million in the three months ended March 31, 2007, from $3.7 million in the comparable prior year period. The increase is primarily due to the increase in capital lease arrangements during the period.

Income Tax Expense

The income tax provision for the three month periods ended March 31, 2007 and 2006, reflects an effective tax rate of 50.1% and 42.8%, respectively, compared to a United States statutory rate of 35%. For each of the three-month periods ended March 31, 2007 and 2006, the tax rate reflects United States statutory rate and state income tax implications as well as tax implications from the application of SFAS 123R with respect to incentive stock options. The increase in the tax rate is primarily due to adjustments in state deferred tax assets. For the remainder of the year, we expect a tax rate of approximately 43% – 44%.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of March 31, 2007, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $143.6 million, which consisted of cash and cash equivalents immediately available to fund our operations of $8.7 million, cash in machine or in transit of $60.2 million and cash being processed of $74.6 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailers. Working capital was $71.5 million at March 31, 2007, compared with $73.1 million at December 31, 2006. The decrease in working capital was primarily the result of the decline in net income and the timing of payments to our vendors and retailers.

Net cash used by operating activities was $12.6 million for the three months ended March 31, 2007, compared to net cash provided by operating activities of $4.7 million for the three months ended March 31, 2006. Cash provided by operating activities decreased primarily as a result of an increase in cash used for operating assets and liabilities of $16.0 million; which was mainly due to the timing of payments to our vendors and retailers.

Net cash used by investing activities for the three month period ended March 31, 2007, was $18.1 million compared to $10.1 million in the comparable prior year period. Net cash used by investing activities consisted primarily of capital expenditures made in each of the three month periods ended March 31, 2007 and 2006. The increase is primarily related to our increased coin and entertainment machines installed. As of March 31, 2007, we had a total of 13,800 coin-counting machines installed and over 299,000 entertainment machines installed. As of March 31, 2006, we had a total of 13,000 coin-counting machines installed and over 296,000 entertainment machines installed.

Net cash used by financing activities for the three month period ended March 31, 2007, was $3.9 million. This amount represented cash used to make a scheduled principal payment of $0.5 million on our term loan, our capital lease payments of $1.8 million and repurchase of our common stock of $3.5 million, offset by net proceeds from the exercise of stock options of $1.0 million and the excess tax benefit from exercise of stock options of $0.9 million. Net cash used by financing activities for the three months ended March 31, 2006, was $17.6 million. This amount represented cash used to make a scheduled principal payment of $0.5 million and an additional principal payment of $16.9 million on our term loan, $0.5 million on capital leases and repurchase of our common stock of $0.4 million, offset by proceeds from the exercise of stock options of $0.7 million.

Equity Investments

In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox, which included a conditional consideration agreement requiring us to contribute an additional $12.0 million if Redbox achieved certain targets within a one year period. In 2006, those targets were met and we paid the conditional consideration of $12.0 million; however, the percentage of our interest in Redbox did not change. We have a one-time option to purchase shares at any time between December 31, 2007, and December 31, 2008, which could increase our ownership interest in Redbox to 51%. We are accounting for our ownership under the equity method in our consolidated financial statements. During the three months ended March 31, 2007, we did not make an additional investment in Redbox.

In 2005, we entered into a credit agreement to provide DVDXpress with a credit facility to provide up to $7.3 million at set measurement dates extending through July 1, 2007. As of March 31, 2007, DVDXpress has drawn down $5.5 million on this credit facility. On December 7, 2005, we signed an asset purchase option agreement that allows us to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. We are consolidating DVDXpress’ into our consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). During the three months ended March 31, 2007, we did not make an additional investment in DVDXpress.

Credit Facility

On July 7, 2004, we entered into a senior secured credit facility maturing on July 7, 2011. This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. As of March 31, 2007, our original term loan balance of $250.0 million had been reduced to $186.5 million, and, to date, we have not borrowed on our revolving credit facility. Our quarterly payments of $479,000 will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due on July 7, 2011, the maturity date of the facility.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon LIBOR plus 200 basis points or the base rate plus 100 basis points. At March 31, 2007, our interest rate on this facility was 7.36%.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of March 31, 2007, we were in compliance with all covenants. In the first quarter of 2006, we had a mandatory debt paydown of $16.9 million. There is no mandatory payment in 2007 per our 2006 covenant calculations.

As of March 31, 2007, we had six irrevocable letters of credit that totaled $11.1 million. These standby letters of credit, which expire at various times through December 31, 2007, are available to collateralize certain obligations to third parties. Prior to and as of March 31, 2007, no amounts were outstanding under these letters of credit.

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels, or if coin–counting machine volumes generated or entertainment services machine plays are lower than historical levels, or if we increase our capital investment in CMT significantly, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, consumer usage of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

Off-Balance Sheet Arrangements

As March 31, 2007, off-balance sheet arrangements are comprised of our obligations under our interest rate hedge as disclosed in Note 6 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K and our operating leases and letters of credit as disclosed in Note 7 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the our Fiscal 2006 Annual Report on Form 10-K.

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

	Three Month Periods Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006 (1)	March 31, 2006 (2)	Dec. 31, 2005 (3)	Sept. 30, 2005	June 30, 2005
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$132,336	$138,047	$140,036	$130,327	$126,032	$125,607	$118,707	$109,840
Expenses:
Direct operating	91,639	92,792	91,389	87,654	87,699	85,199	78,981	75,372
Marketing	1,626	5,481	4,626	3,389	924	5,031	2,785	1,975
Research and development	1,341	1,155	1,457	1,393	1,241	1,446	1,445	1,516
General and administrative	12,247	13,033	13,984	12,594	11,366	8,472	8,587	7,704
Depreciation and other	14,468	13,272	13,410	13,295	12,859	11,887	11,696	10,958
Amortization of intangible assets	1,739	1,722	1,661	1,510	1,327	1,281	1,140	1,104

Income from operations	9,276	10,592	13,509	10,492	10,616	12,291	14,073	11,211
Interest income and other, net	75	165	487	420	471	426	345	380
Interest expense	(3,974)	(3,910)	(4,120)	(3,986)	(3,732)	(3,613)	(3,353)	(3,100)
(Loss) income from equity investments	(255)	(118)	(443)	304	191	(88)	127	152
Early retirement of debt	—	—	—	—	(238)	—	—	—

Income before income taxes	5,122	6,729	9,433	7,230	7,308	9,016	11,192	8,643
Income taxes	(2,566)	(1,689)	(4,144)	(3,111)	(3,129)	(3,497)	(4,372)	(3,378)

Net income	$2,556	$5,040	$5,289	$4,119	$4,179	$5,519	$6,820	$5,265

Net income per share:
Basic	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21
Diluted	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27	$0.21

(1)	In the second quarter of 2006, we acquired CMT.
(2)	Effective January 2006, we adopted the guidance under FASB Statement No. 123 (revised 2004), Share-Based Payment which requires the expensing of stock compensation.
(3)	In the fourth quarter of 2005, we acquired The Amusement Factory L.L.C.

Seasonality

We have historically experienced seasonality in our coin services revenues, with highest revenues experienced in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our entertainment services revenue also experienced seasonality, with peak revenues in the fourth quarter and periods surrounding the Easter holiday season. Although our entertainment services revenue may impact the historical seasonality of the coin revenue to some degree, we expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Except as noted below, there have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Income taxes: Effective January 1, 2007, we adopted the provisions FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions. As of the adoption date and March 31, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and March 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

We are generally not subject to examination in jurisdictions within the United States for years prior to 1995. For non United States jurisdictions, we are generally not subject to examination for years prior to 1998.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk involves forward-looking statements. Actual results could differ from those projected in our forward-looking statements.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value. For our debt obligation which has a variable interest rate, the rate presented reflects our projected credit facility interest rate of LIBOR plus a margin of 2.0% and the impact of our interest rate hedge of $125.0 million of the outstanding debt balance.

The table below presents principal amounts, at book value, by year of maturity and related average interest rates as of March 31, 2007.

	Three Month Periods Ended							March 31, 2007
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Average Interest Rate
	(in thousands)
Long-term debt:
Variable rate	1,438	1,917	1,917	1,917	179,284	—	186,473	186,473	7.36%

We have variable-rate debt that, at March 31, 2007, had an outstanding balance of $186.5 million. Under the terms of our credit agreement, we have entered into a zero net cost interest rate hedge on $125.0 million of this outstanding debt balance which will decrease our sensitivity to changes in the LIBOR rate. Based on our outstanding debt obligations and our interest rate hedge as of March 31, 2007, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $1.3 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.8 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 9, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of our existing credit facility, we are permitted to repurchase up to $3.0 million of our common stock plus proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of March 31, 2007, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $17.2 million bringing the total authorized for purchase under our credit facility to $20.2 million. After taking into consideration our total share repurchases of $11.5 million through March 31, 2007, the remaining amount authorized for repurchase under our credit facility is $8.7 million.

Apart from our credit facility limitations, on October 27, 2004, our Board of Directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. This authorization would currently allow us to repurchase up to $18.2 million of our common stock, however, we will not exceed our credit facility limits.

The following table summarizes information regarding shares repurchased during the period ended March 31, 2007.

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Program	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 - 31, 2007	—	—	—	$11,025,133
February 1 - 28, 2007	—	—	—	11,979,658
March 1 - 31, 2007	120,800	$28.94	120,800	8,664,086

	120,800	$28.94	120,800	$8,664,086

Item 6.	Exhibits

Exhibit Number	Description of Document
10.39 *	Form of Change of Control Agreement. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer
May 8, 2007