Form 10-Q
period 2007-06-30
COINSTAR INC
filed 2007-08-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2007
Common Stock, $0.001 par value	27,904,913

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,633	$24,726
Cash in machine or in transit	65,635	63,740
Cash being processed	86,247	89,698
Trade accounts receivable, net of allowance for doubtful accounts of $1,325 and $1,050 at June 30, 2007 and December 31, 2006, respectively	22,078	21,339
Inventory	37,609	39,334
Deferred income taxes	20,031	17,775
Prepaid expenses and other current assets	13,791	13,371

Total current assets	251,024	269,983
PROPERTY AND EQUIPMENT, NET	179,943	160,962
DEFERRED INCOME TAXES	1,394	34
OTHER ASSETS	13,786	3,807
EQUITY INVESTMENTS	30,555	31,259
INTANGIBLE ASSETS, NET	41,658	43,121
GOODWILL	210,681	208,917

TOTAL ASSETS	$729,041	$718,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,257	$57,536
Accrued liabilities payable to retailers	90,244	95,737
Other accrued liabilities	35,788	35,693
Current portion of long-term debt and capital lease obligations	15,116	7,883

Total current liabilities	191,405	196,849
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	193,168	192,381
DEFERRED TAX LIABILITY	13,127	7,488

TOTAL LIABILITIES	397,700	396,718

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,590,952 and 29,383,150 issued and 27,903,013 and 27,816,011 shares outstanding at June 30, 2007 and December 31, 2006, respectively	349,610	343,229
Retained earnings	11,373	5,469
Treasury stock	(34,301)	(30,806)
Accumulated other comprehensive income	4,659	3,473

Total stockholders’ equity	331,341	321,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$729,041	$718,083

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
REVENUE	$269,692	$256,359	$137,356	$130,327
EXPENSES:
Direct operating	184,209	175,353	92,570	87,654
Marketing	4,240	4,313	2,614	3,389
Research and development	2,686	2,634	1,345	1,393
General and administrative	25,651	23,960	13,404	12,594
Depreciation and other	29,017	26,154	14,549	13,295
Amortization of intangible assets	3,556	2,837	1,817	1,510

Income from operations	20,333	21,108	11,057	10,492
OTHER INCOME (EXPENSE):
Interest income and other, net	248	891	173	420
Interest expense	(8,099)	(7,718)	(4,125)	(3,986)
(Loss) income from equity investments and other	(1,356)	495	(1,101)	304
Early retirement of debt	—	(238)	—	—

Income before income taxes	11,126	14,538	6,004	7,230
Income taxes	(5,222)	(6,240)	(2,656)	(3,111)

NET INCOME	$5,904	$8,298	$3,348	$4,119

NET INCOME PER SHARE:
Basic	$0.21	$0.30	$0.12	$0.15
Diluted	$0.21	$0.30	$0.12	$0.15

WEIGHTED SHARES OUTSTANDING:
Basic	27,772	27,735	27,766	27,754
Diluted	28,301	28,011	28,314	28,034

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Six Month Period Ended June 30, 2007

(in thousands, except share data)

(unaudited)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
BALANCE, December 31, 2006	27,816,011	$343,229	$5,469	$(30,806)	$3,473	$321,365
Proceeds from exercise of stock options, net	138,631	2,731				2,731
Stock-based compensation expense	69,171	3,279				3,279
Tax benefit on share-based compensation		371				371
Treasury stock purchase	(120,800)			(3,495)		(3,495)
Net income			5,904			5,904
Other comprehensive income					1,186	1,186

BALANCE, June 30, 2007	27,903,013	$349,610	$11,373	$(34,301)	$4,659	$331,341

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Month Periods Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$5,904	$8,298
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	29,017	26,154
Amortization of intangible assets	3,556	2,837
Amortization of deferred financing fees	375	381
Loss on early retirement of debt	—	238
Non-cash stock-based compensation	3,279	2,912
Excess tax benefit from exercise of stock options	(1,754)	—
Deferred income taxes	4,032	4,702
Loss (income) from equity investments	750	(495)
Return on equity investments	—	720
Other	(110)	(83)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(117)	(2,082)
Inventory	1,726	(4,976)
Prepaid expenses and other current assets	(2,467)	2,218
Other assets	(2,108)	45
Accounts payable	(7,283)	6,858
Accrued liabilities payable to retailers	(6,014)	(5,997)
Accrued liabilities	(1,291)	642

Net cash provided by operating activities	27,495	42,372
INVESTING ACTIVITIES:
Purchase of property and equipment	(42,449)	(15,864)
Acquisitions, net of cash acquired	(81)	(27,747)
Loan to equity investee	(10,000)	—
Proceeds from sale of fixed assets	399	52

Net cash used by investing activities	(52,131)	(43,559)
FINANCING ACTIVITIES:
Principal payments on long-term debt and capital lease obligations	(4,744)	(20,291)
Additional borrowings on credit facility	7,000	—
Excess tax benefit from exercise of stock options	1,754	—
Repurchase of common stock	(3,495)	(5,203)
Proceeds from exercise of stock options	2,743	1,006

Net cash provided (used) by financing activities	3,258	(24,488)
Effect of exchange rate changes on cash	729	1,422

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(20,649)	(24,253)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	178,164	175,267

End of period	$157,515	$151,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$7,766	$7,311
Cash paid during the period for taxes	1,868	1,022
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$4,105	$11,573
Accrued acquisition costs	$71	$1,170

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six and Three Month Periods Ended June 30, 2007 and 2006

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts consisting of self-service coin counting; electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and financial services kiosks; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, the United Kingdom and other countries. As of June 30, 2007, we had a total of approximately 14,200 coin-counting machines installed, over 296,500 entertainment services machines installed, over 14,500 locations where our point-of-sale terminals were installed and over 400 financial services kiosks installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC. The results of operations for the six and three month periods ended June 30, 2007, is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate. The estimated value of our entertainment services coin-in-machine was approximately $6.5 million and $7.1 million at June 30, 2007 and December 31, 2006, respectively.

Settlement of liabilities: In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), we consider liabilities to be extinguished when the debtor pays or is legally released from the obligation. During the first quarter of 2007, the company reversed liabilities totaling $870,000 in accordance with SFAS 140.

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

Effective January 1, 2007, we adopted the provisions of FIN 48. As of the adoption date and June 30, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and June 30, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

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

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	June 30, 2007	December 31, 2006
	(in thousands)
Coin, entertainment and e-payment machines	$382,191	$345,938
Computers	13,179	10,732
Office furniture and equipment	8,379	6,018
Vehicles	22,181	18,514
Leasehold improvements	1,539	2,353

	427,469	383,555
Accumulated depreciation and amortization	(247,526)	(222,593)

	$179,943	$160,962

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$5,904	$8,298	$3,348	$4,119
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	1,215	420	829	303
Interest rate hedge on long-term debt, net of tax	(30)	269	(20)	177
Short term investment, net of tax	1	(7)	4	(3)

Total comprehensive income	$7,090	$8,980	$4,161	$4,596

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

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
Expected term (in years)	3.7	3.6	3.7	3.6
Expected stock price volatility	41%	47%	41%	46%
Risk-free interest rate	4.5%	4.5%	5.0%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$11.11	$9.72	$11.75	$9.24

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

The following table summarizes stock-based compensation expense and the related deferred tax benefit for stock option expense during the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense	$3,279	$2,912	$1,595	$1,524
Related deferred tax benefit	855	728	418	383

Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.

The following table presents a summary of the stock option activity for the six months ended June 30, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
OUTSTANDING, December 31, 2006	2,514,435	$21.52
Granted	449,424	30.19
Exercised	(142,455)	20.34
Cancelled, expired or forfeited	(42,711)	24.99

OUTSTANDING, June 30, 2007	2,778,693	22.93	4.92	$23,751

EXERCISABLE, June 30, 2007	1,731,356	21.08	5.11	$18,046

As of June 30, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $8.9 million. This expense is expected to be recognized over a weighted average period of approximately 22 months. During the six month period ended June 30, 2007, the total intrinsic value of stock options exercised was approximately $1.4 million. At June 30, 2007, there were 5,365,010 shares of unissued common stock reserved for issuance under all the stock plans of which 2,586,317 shares were available for future grants.

The following table summarizes information about common stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 7.38 - $18.59	571,417	5.27	$16.64	500,719	$16.43
18.60 - 22.60	622,566	5.04	20.84	555,060	20.99
22.61 - 23.90	624,955	3.91	23.38	376,889	23.26
23.91 - 30.00	523,879	5.87	25.67	292,438	26.11
30.01 - 32.64	435,876	4.62	30.24	6,250	31.49

	2,778,693	4.92	22.93	1,731,356	21.08

Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.

The following table presents a summary of the restricted stock award activity for the six months ended June 30, 2007:

	Shares	Weighted average grant date fair value
NON-VESTED, December 31, 2006	69,562	$24.30
Granted	69,171	29.68
Vested	(19,550)	24.08
Forfeited	—	—

NON-VESTED, June 30, 2007	119,183	27.46

During 2006, we granted 7,500 restricted stock awards with a weighted average fair value of $22.77 per share, the respective market price of the stock at the grant date.

Compensation expense related to restricted stock awards totaled approximately $518,000 and $280,000 for the six and three month periods ended June 30, 2007, respectively. Compensation expense related to restricted stock awards totaled approximately $218,000 and $124,000 for the six and three month periods ended June 30, 2006, respectively. As of

June 30, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2.6 million. This expense is expected to be recognized over a weighted average period of approximately 26 months. During the six month period ended June 30, 2007, the total fair value of restricted stock awards vested was approximately $471,000.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Numerator:
Net income	$5,904	$8,298	$3,348	$4,119

Denominator:
Weighted average shares for basic calculation	27,772	27,735	27,766	27,754
Incremental shares from employee stock options and awards	529	276	548	280

Weighted average shares for diluted calculation	28,301	28,011	28,314	28,034

For the six and three month periods ended June 30, 2007, options and restricted stock awards totaling approximately 783,000 and 822,000 shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive. For the six and three month periods ended June 30, 2006, options and restricted stock awards totaling approximately 1.2 million shares of common stock were excluded from the computation of net income per common share because their impact would be antidilutive.

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

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Revenue:
North American business	$244,527	$244,451	$123,835	$123,445
International business	25,165	11,908	13,521	6,882

Total revenue	$269,692	$256,359	$137,356	$130,327

Net income (loss):
North American business	$10,393	$6,962	$5,217	$3,629
International business	(4,489)	1,336	(1,869)	490

Total net income	$5,904	$8,298	$3,348	$4,119

	June 30, 2007	December 31, 2006
	(in thousands)
Total assets:
North American business	$707,246	$694,650
International business	94,637	86,703
International eliminations	(72,842)	(63,270)

Total assets	$729,041	$718,083

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services separate from revenue generated from our entertainment service. Revenue for these two product lines was as follows:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue:
Coin-counting and e-payment services	$143,630	$117,962	$76,333	$63,353
Entertainment services	126,062	138,397	61,023	66,974

Total revenue	$269,692	$256,359	$137,356	$130,327

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Six Month Periods Ended June 30,		Three Month Periods Ended June 30,
	2007	2006	2007	2006
Wal-Mart, Inc	26.3%	27.4%	25.0%	26.3%
The Kroger Company	11.6%	10.9%	12.0%	11.3%

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

Approximately $433,000 of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time.

In the second quarter of 2007, we entered into a promissory note agreement with Redbox in the amount of $10.0 million. The principal amount is due on May 1, 2010 at which time any accrued and unpaid interest is due. The note accrues interest at 11% per annum and is due on May 1, 2009 and each three month period thereafter through May 1, 2010.

NOTE 8: SUBSEQUENT EVENTS

On July 25, 2007, we announced that we signed a definitive agreement to purchase the outstanding stock of GroupEx Financial Corporation (“GFC”) for cash payments of $60.0 million upon closing. At the time of closing we will receive the cash on GFC’s balance sheet, which is expected to be approximately $12 million although the exact amount will not be known until that time. In addition, there is a contingent payment of up to $10.0 million within 15 months of closing if certain performance hurdles are met. This is expected to produce a net purchase price of between $48.0 million to $58.0 million before cost savings or synergies; however, the exact net amount will not be known until closing.

GFC is a leading independent provider of electronic money transfer services between the United States and Latin America, currently operating a network with approximately 1,650 send agents in 23 states servicing 13 countries. Our acquisition of GFC expands our geographical presence of money transfer services.

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

We launched our business in North America with the installation of our first coin-counting machine in the early 1990s and in 2001, we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 323 billion coins worth more than $17.1 billion in more than 471 million self-service coin-counting transactions. We own and operate more than 14,200 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom (approximately 8,900 of which are e-payment enabled).

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 35,000 retail locations, totaling more than 296,500 pieces of equipment. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

E-payment services

We offer e-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, providing payroll card services and money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services in the United States and the United Kingdom through 14,500 point-of-sale terminals, 400 stand-alone e-payment kiosks and 8,900 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and AT&T. We generate revenue primarily through commissions or fees charged per e-payment transaction and pay our retailers a fee based on commissions earned on the sales of e-payment services.

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

Recent Events

On July 25, 2007, we announced that we signed a definitive agreement to purchase the outstanding stock of GroupEx Financial Corporation (“GFC”) for cash payments of $60.0 million upon closing. At the time of closing we will receive the cash on GFC’s balance sheet, which is expected to be approximately $12 million although the exact amount will not be known until that time. In addition, there is a contingent payment of up to $10.0 million within 15 months of closing if certain performance hurdles are met. This is expected to produce a net purchase price of between $48.0 million to $58.0 million before cost savings or synergies; however, the exact net amount will not be known until closing.

GFC is a leading independent provider of electronic money transfer services between the United States and Latin America, currently operating a network with approximately 1,650 send agents in 23 states servicing 13 countries. Our acquisition of GFC expands our geographical presence of money transfer services.

Results of Operations—Six and Three Month Periods Ended June 30, 2007 and 2006

Revenue

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Coin and e-payment revenues	$143.6	$118.0	$25.6	21.7%	$76.3	$63.3	$13.0	20.5%
Entertainment revenues	$126.1	$138.4	$(12.3)	-8.9%	$61.1	$67.0	$(5.9)	-8.8%

Total Revenue	$269.7	$256.4	$13.3	5.2%	$137.4	$130.3	$7.1	5.4%

Our coin and e-payment revenues increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 as a result of an increase in the number of transactions, an increase in the number of coin-counting machines, the volume of coins processed by our coin-counting machines, and our acquisition of CMT in the second quarter of 2006.

The total dollar value of coins processed through our network for the six and three month periods ended June 30, 2007 was approximately $1.3 billion and $710 million, respectively, compared to $1.2 billion and $645 million for the six and three month periods ended June 30, 2006, respectively. The installed base of coin-counting machines increased to approximately 14,200 at June 30, 2007, from approximately 13,100 machines at June 30, 2006. Revenues for CMT were $10.5 million and $5.7 million for the six and three month periods ended June 30, 2007 compared to $1.0 million for the six and three month periods ended June 30, 2006.

We believe the decrease in revenue from our entertainment services is primarily due to the maturity of this industry, decreased foot traffic at our retailers’ locations, softness of the economy, increased fuel prices and a deflated housing market. While we are watching these trends closely, we believe macro-economic issues will continue to negatively affect retailer foot traffic for the next several quarters.

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

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Direct operating expenses	$184.2	$175.4	$8.8	5.0%	$92.6	$87.7	$4.9	5.6%
as a % of Total Revenue	68.3%	68.4%			67.4%	67.3%

Direct operating expenses increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due to our acquisition of CMT in the second quarter of 2006 offset by operating synergies achieved in integration. Direct operating expenses for CMT were $10.1 million and $5.2 million for the six and three month periods ended June 30, 2007 compared to $516,000 for the six and three month periods ended June 30, 2006. We are integrating our various business operations and have realized operating expense efficiencies as a percentage of revenue. For example, as a result of consolidating our field service routes in 2006, we have begun to realize efficiencies and cost savings in personnel, transportation and related costs which we expect to continue during 2007.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Marketing	$4.2	$4.3	$(0.1)	-2.3%	$2.6	$3.4	$(0.8)	-23.5%
as a % of Total Revenue	1.6%	1.7%			1.9%	2.6%

Marketing expenses represent our direction of advertising dollars toward national and regional advertising and the major international markets in which we operate for our money transfer services. We have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue throughout the year, continues driving increased trial and repeat usage of both our coin services offering and e-payment products.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Research and development	$2.7	$2.6	$0.1	3.8%	$1.3	$1.4	$(0.1)	-7.1%
as a % of Total Revenue	1.0%	1.0%			0.9%	1.1%

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

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
General and administrative	$25.7	$24.0	$1.7	7.1%	$13.4	$12.6	$0.8	6.3%
as a % of Total Revenue	9.5%	9.4%			9.8%	9.7%

General and administrative expenses increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due to our acquisition of CMT offset by efficiencies gained related to the integration of our administrative processes.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles.

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Depreciation and other	$29.0	$26.2	$2.8	10.7%	$14.5	$13.3	$1.2	9.0%
as a % of Total Revenue	10.8%	10.2%			10.6%	10.2%

Depreciation and other expense increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due our increased base of installed machines.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Amortization of Intangible assets	$3.6	$2.8	$0.8	28.6%	$1.8	$1.5	$0.3	20.0%
as a % of Total Revenue	1.3%	1.1%			1.3%	1.2%

Amortization expense increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due to intangible assets derived from our acquisition of CMT in the second quarter of 2006.

Other Income and Expense

	Six Months Periods Ended June 30,				Three Months Periods Ended June 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Interest income and other, net	$0.2	$0.9	$(0.7)	-77.8%	$0.2	$0.4	$(0.2)	-50.0%
Interest expense	$(8.1)	$(7.7)	$(0.4)	5.2%	$(4.1)	$(4.0)	$(0.1)	2.5%
(Loss) income from equity investments and other	$(1.4)	$0.5	$(1.9)	—	$(1.1)	$0.3	$(1.4)	—
Early retirement of debt	$—	$(0.2)	$0.2	—	$—	$—	$—	—

Interest income and other, net decreased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due to lower average investment balances.

Interest expense increased in the six and three month periods ended June 30, 2007 as compared to the six and three month periods ended June 30, 2006 primarily due to an increase in capital lease arrangements and additional interest expense related to borrowing on our revolving line of credit.

Income Tax Expense

The income tax provision for the six month periods ended June 30, 2007 and 2006, reflects an effective tax rate of 46.9% and 42.9%, respectively, compared to a United States statutory rate of 35%. For each of the six month periods ended June 30, 2007 and 2006, the tax rate reflects United States statutory rate and state income tax implications as well as tax implications from the application of SFAS 123R with respect to incentive stock options. The increase in the tax rate is primarily due to adjustments in state deferred tax assets. For the remainder of the year, we expect a tax rate of approximately 43%-44%.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of June 30, 2007, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $157.5 million, which consisted of cash and cash equivalents immediately available to fund our operations of $5.6 million, cash in machine or in transit of $65.6 million and cash being processed of $86.3 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailers. Working capital was $59.6 million at June 30, 2007, compared with $73.1 million at December 31, 2006. The decrease in working capital was primarily the result of the decline in net income and the timing of payments to our vendors and retailers.

Net cash provided by operating activities was $27.5 million for the six months ended June 30, 2007, compared to net cash provided by operating activities of $42.4 million for the six months ended June 30, 2006. Cash provided by operating activities decreased primarily as a result of an increase in cash used for operating assets and liabilities of $14.3 million; which was mainly due to the timing of payments to our vendors and retailers.

Net cash used by investing activities for the six months ended June 30, 2007, was $52.1 million compared to $43.6 million for the six months ended June 30, 2006. Net cash used by investing activities consisted primarily of capital expenditures, the acquisition of CMT in 2006, and a promissory note with Redbox in 2007. The increase in capital expenditures is primarily related to our increase in coin machines installed. As of June 30, 2007, we had a total of 14,200 coin-counting machines installed compared to 13,100 coin-counting machines installed as of June 30, 2006.

Net cash provided by financing activities for the six months ended June 30, 2007, was $3.3 million. This amount represented cash used to make a scheduled principal payment of $1.0 million on our term loan, our capital lease payments of $3.7 million and repurchase of our common stock of $3.5 million, offset by net proceeds from the exercise of stock options of $2.7 million, additional borrowings on our credit facility of $7.0 million, and the excess tax benefit from exercise of stock options of $1.8 million. Net cash used by financing activities for the six months ended June 30, 2006, was $24.5 million. This amount represented cash used to make a scheduled principal payment of $1.0 million and an additional principal payment of $16.9 million on our term loan, $2.4 million on capital leases and repurchase of our common stock of $5.2 million, offset by proceeds from the exercise of stock options of $1.0 million.

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

In the second quarter of 2007, we entered into a promissory note agreement with Redbox in the amount of $10.0 million. The principal amount is due on May 1, 2010 at which time any accrued and unpaid interest is due. The note accrues interest at 11% per annum and is due on May 1, 2009 and each three month period thereafter through May 1, 2010.

In 2005, we entered into a credit agreement to provide DVDXpress with a credit facility to provide up to $7.3 million at set measurement dates extending through July 1, 2007. As of June 30, 2007, DVDXpress has drawn down $6.7 million on this credit facility. On December 7, 2005, we signed an asset purchase option agreement that allows us to purchase substantially all of DVDXpress’ business assets and liabilities in exchange for any outstanding debt and accrued interest on the credit facility plus $10,000 and contingent consideration of up to $3.5 million based on achievement of specific conditions. We are consolidating DVDXpress’ into our consolidated financial statements in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). During the six months ended June 30, 2007, we did not make an additional investment in DVDXpress.

Credit Facility

On July 7, 2004, we entered into a senior secured credit facility maturing on July 7, 2011. This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. Our quarterly payments of $479,000 will continue until March 31, 2011. The remaining principal balance of $178.8 million will be due on July 7, 2011, the maturity date of the facility. As of June 30, 2007, our original term loan balance of $250.0 million had been reduced to $186.0 million. As of June 30, 2007, we have borrowed $7.0 million against our revolving credit facility of $60.0 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon LIBOR plus 200 basis points or the base rate plus 100 basis points. At June 30, 2007, our interest rate on the term loan was 7.36% and was 7.07% for the revolving credit facility.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of June 30, 2007, we were in compliance with all covenants. In the first quarter of 2006, we had a mandatory paydown of our term loan of $16.9 million. There is not a mandatory payment in 2007 per our 2006 covenant calculations.

As of June 30, 2007, we had six irrevocable letters of credit that totaled $12.6 million. These standby letters of credit, which expire at various times through December 31, 2007, are available to collateralize certain obligations to third parties. Prior to and as of June 30, 2007, no amounts were outstanding under these letters of credit.

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

Off-Balance Sheet Arrangements

As June 30, 2007, off-balance sheet arrangements are comprised of our obligations under our interest rate hedge as disclosed in Note 6 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K and our operating leases and letters of credit as disclosed in Note 7 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the our Fiscal 2006 Annual Report on Form 10-K.

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

	Three Month Periods Ended
	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006 (1)	March 31, 2006 (2)	Dec. 31, 2005 (3)	Sept. 30, 2005
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$137,356	$132,336	$138,047	$140,036	$130,327	$126,032	$125,607	$118,707
Expenses:
Direct operating	92,570	91,639	92,792	91,389	87,654	87,699	85,199	78,981
Marketing	2,614	1,626	5,481	4,626	3,389	924	5,031	2,785
Research and development	1,345	1,341	1,155	1,457	1,393	1,241	1,446	1,445
General and administrative	13,404	12,247	13,033	13,984	12,594	11,366	8,472	8,587
Depreciation and other	14,549	14,468	13,272	13,410	13,295	12,859	11,887	11,696
Amortization of intangible assets	1,817	1,739	1,722	1,661	1,510	1,327	1,281	1,140

Income from operations	11,057	9,276	10,592	13,509	10,492	10,616	12,291	14,073
Interest income and other, net	173	75	165	487	420	471	426	345
Interest expense	(4,125)	(3,974)	(3,910)	(4,120)	(3,986)	(3,732)	(3,613)	(3,353)
(Loss) income from equity investments and other	(1,101)	(255)	(118)	(443)	304	191	(88)	127
Early retirement of debt	—	—	—	—	—	(238)	—	—

Income before income taxes	6,004	5,122	6,729	9,433	7,230	7,308	9,016	11,192
Income taxes	(2,656)	(2,566)	(1,689)	(4,144)	(3,111)	(3,129)	(3,497)	(4,372)

Net income	$3,348	$2,556	$5,040	$5,289	$4,119	$4,179	$5,519	$6,820

Net income per share:
Basic	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27
Diluted	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20	$0.27

(1)	In the second quarter of 2006, we acquired CMT.
(2)	Effective January 2006, we adopted the guidance under FASB Statement No. 123 (revised 2004), Share-Based Payment which requires the expensing of stock compensation.
(3)	In the fourth quarter of 2005, we acquired The Amusement Factory L.L.C.

Seasonality

We have historically experienced seasonality in our revenues with higher revenues in the second half of the year than in the first half of the year. Our coin services revenue generally experiences its highest revenue in the third quarter, followed by the fourth quarter and relatively lower revenues in the first half of the year. Our e-payment services revenue generally provides its highest revenue in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

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

Income taxes: Effective January 1, 2007, we adopted the provisions FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions. As of the adoption date and June 30, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and June 30, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

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

For our debt obligation which has a variable interest rate, the rate presented reflects our projected credit facility interest rate of LIBOR plus a margin of 2.0% and the impact of our interest rate hedge of $125.0 million of the outstanding debt balance. As of June 30, 2007, we have variable-rate debt that consists of our term loan balance of $186.0 million and the balance on our revolving credit facility of $7.0 million. Based on our outstanding debt obligations and our interest rate hedge as of June 30, 2007, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $1.6 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.8 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Europe, Canada and Mexico. As of June 30, 2007, our accumulated gain of $4.6 million included in accumulated other comprehensive income primarily relates to the favorable currency translation of the British Pound Sterling and the Euro. To date, we have not entered into any significant forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate and consider use of these instruments in the future.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, we received a request for arbitration filed by ScanCoin AB before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. Although we have not received ScanCoin’s full complaint, we believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 9, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

The voting results with respect to the election of directors, the amendment to our 1997 Amended and Restated Equity Incentive Plan and the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 required to be disclosed by this item was previously disclosed on our Current Report on Form 8-K filed June 8, 2007 with the SEC and such information is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description of Document
2.5 *	Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran. (1)

10.4 **	1997 Amended and Restated Equity Incentive Plan. (2)

10.17 **	Summary of Director Fees.

10.40 **	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain exhibits and schedules in connection with the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Coinstar, Inc. agrees to provide the Commission a copy of any such exhibit or schedule upon request.
**	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).
(2)	Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Form DEF14A filed on April 27, 2007 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer
August 9, 2007