Form 10-Q
period 2007-09-30
COINSTAR INC
filed 2007-11-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2007
Common Stock, $0.001 par value	27,961,059

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,697	$24,726
Cash in machine or in transit	65,611	63,740
Cash being processed	91,838	89,698
Accounts receivable, net of allowance for doubtful accounts of $1,536 and $1,050 at September 30, 2007 and December 31, 2006, respectively	46,777	21,339
Inventory	39,115	39,334
Deferred income taxes	11,261	17,775
Prepaid expenses and other current assets	16,270	13,371

Total current assets	274,569	269,983
PROPERTY AND EQUIPMENT, NET	191,534	160,962
DEFERRED INCOME TAXES	1,243	34
OTHER ASSETS	14,083	3,807
EQUITY INVESTMENTS	32,702	31,259
INTANGIBLE ASSETS, NET	40,473	43,121
GOODWILL	212,165	208,917

TOTAL ASSETS	$766,769	$718,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,888	$57,536
Accrued liabilities payable to retailers	95,107	95,737
Other accrued liabilities	41,354	35,693
Current portion of long-term debt and capital lease obligations	31,252	7,883

Total current liabilities	216,601	196,849
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	193,120	192,381
DEFERRED TAX LIABILITY	11,331	7,488

TOTAL LIABILITIES	421,052	396,718
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,648,989 and 29,383,150 issued and 27,961,050 and 27,816,011 shares outstanding at September 30, 2007 and December 31, 2006, respectively	352,537	343,229
Retained earnings	20,438	5,469
Treasury stock	(34,301)	(30,806)
Accumulated other comprehensive income	7,043	3,473

Total stockholders’ equity	345,717	321,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766,769	$718,083

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2007	2006	2007	2006
REVENUE	$412,983	$396,395	$143,291	$140,036
EXPENSES:
Direct operating	275,342	258,749	96,209	88,943
Operating taxes, net	(4,412)	7,993	(9,488)	2,446
Marketing	9,890	8,939	5,650	4,626
Research and development	4,083	4,091	1,397	1,457
General and administrative	41,336	37,944	15,685	13,984
Depreciation and other	44,117	39,564	15,100	13,410
Amortization of intangible assets	5,369	4,498	1,813	1,661

Income from operations	37,258	34,617	16,925	13,509
OTHER INCOME (EXPENSE):
Interest income and other, net	2,056	1,378	1,808	487
Interest expense	(12,464)	(11,838)	(4,365)	(4,120)
Income (loss) from equity investments and other	861	52	2,217	(443)
Early retirement of debt	—	(238)	—	—

Income before income taxes	27,711	23,971	16,585	9,433
Income taxes	(12,742)	(10,384)	(7,520)	(4,144)

NET INCOME	$14,969	$13,587	$9,065	$5,289

NET INCOME PER SHARE:
Basic	$0.54	$0.49	$0.33	$0.19
Diluted	$0.53	$0.49	$0.32	$0.19
WEIGHTED SHARES OUTSTANDING:
Basic	27,796	27,692	27,846	27,607
Diluted	28,336	27,977	28,405	27,910

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Month Period Ended September 30, 2007

(in thousands, except share data)

(unaudited)

	Common Stock				Accumulated Other
	Shares	Amount	Retained Earnings	Treasury Stock	Comprehensive Income	Total
BALANCE, December 31, 2006	27,816,011	$343,229	$5,469	$(30,806)	$3,473	$321,365
Proceeds from exercise of stock options, net	196,668	3,885				3,885
Stock-based compensation expense	69,171	4,886				4,886
Tax benefit on share-based compensation		537				537
Treasury stock purchase	(120,800)			(3,495)		(3,495)
Net income			14,969			14,969
Other comprehensive income					3,570	3,570

BALANCE, September 30, 2007	27,961,050	$352,537	$20,438	$(34,301)	$7,043	$345,717

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Month Periods Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$14,969	$13,587
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	44,117	39,564
Amortization of intangible assets	5,369	4,498
Amortization of deferred financing fees	562	570
Loss on early retirement of debt	—	238
Non-cash stock-based compensation	4,886	4,313
Excess tax benefit from exercise of stock options	(3,921)	—
Deferred income taxes	10,737	8,827
Income from equity investments	(1,328)	(52)
Return on equity investments	—	720
Other	(388)	(106)
Cash provided (used) by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(24,343)	(3,318)
Inventory	(1,212)	(8,705)
Prepaid expenses and other current assets	(5,428)	(1,081)
Other assets	(2,460)	119
Accounts payable	(8,660)	6,059
Accrued liabilities payable to retailers	(2,200)	(2,650)
Accrued liabilities	4,170	6,321

Net cash provided by operating activities	34,870	68,904
INVESTING ACTIVITIES:
Purchase of property and equipment	(64,374)	(24,904)
Acquisitions, net of cash acquired	(81)	(31,386)
Loan to equity investee	(10,000)	—
Proceeds from sale of fixed assets	937	170

Net cash used by investing activities	(73,518)	(56,120)
FINANCING ACTIVITIES:
Principal payments on long-term debt, revolver loan and capital lease obligations	(30,667)	(22,418)
Additional borrowings on credit facility	46,500	—
Excess tax benefit from exercise of stock options	3,921	—
Repurchase of common stock	(3,495)	(8,023)
Proceeds from exercise of stock options	3,936	2,719

Net cash provided (used) by financing activities	20,195	(27,722)
Effect of exchange rate changes on cash	1,435	1,780
NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(17,018)	(13,158)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	178,164	175,267

End of period	$161,146	$162,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,848	$11,075
Cash paid during the period for taxes	2,297	1,404
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$6,515	$13,149
Accrued acquisition costs	$41	$331

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine and Three Month Periods Ended September 30, 2007 and 2006

(unaudited)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts consisting of self-service coin counting; electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and financial services kiosks; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We have also made strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”), to offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, the United Kingdom and other countries. As of September 30, 2007, we had a total of approximately 14,500 coin-counting machines installed, over 288,500 entertainment services machines installed, over 15,900 locations where our point-of-sale terminals were installed and over 400 financial services kiosks installed.

Basis of presentation: The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.

These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC. The results of operations for the nine and three month periods ended September 30, 2007, is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.

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

Coin-in-machine represents the cash deposited into our entertainment services machines at period end which has not yet been collected. Based on our estimate of coin-in-machine, we have recognized the related revenue, the corresponding reduction to inventory and increase to accrued liabilities which represents the direct operating expenses associated with the coin-in-machine estimate. The estimated value of our entertainment services coin-in-machine was approximately $9.0 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively.

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

Patent costs: Costs to successfully defend a challenge to our patents are capitalized. Costs which relate to an unsuccessful outcome are charged to expense.

Operating taxes, net: Taxes related to operating our business are recorded in operating taxes, net on the consolidated statement of operations. Such taxes include property taxes, sales and use taxes, and franchise taxes and do not include income taxes. During the third quarter of 2007, operating taxes, net included $11.8 million due to the recognition of an excise tax refund (“telecommunication fee refund”) as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. The $11.8 million represents the refund amount as filed on our fiscal year 2006 federal income tax return and is our best estimate of the amount that will be refunded and is recorded in accounts receivable.

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

Effective January 1, 2007, we adopted the provisions of FIN 48. As of the adoption date and September 30, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and September 30, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

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

Reclassifications: Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

NOTE 2: PROPERTY AND EQUIPMENT

	September 30, 2007	December 31, 2006
	(in thousands)
Coin, entertainment and e-payment machines	$403,800	$345,938
Computers	14,326	10,732
Office furniture and equipment	9,285	6,018
Vehicles	23,829	18,514
Leasehold improvements	1,611	2,353

	452,851	383,555
Accumulated depreciation and amortization	(261,317)	(222,593)

	$191,534	$160,962

NOTE 3: COMPREHENSIVE INCOME

Comprehensive income, net of related tax effects, is as follows:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net income	$14,969	$13,587	$9,065	$5,289
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,630	814	2,415	395
Interest rate hedge on long-term debt, net of tax	(63)	6	(33)	(263)
Short term investment, net of tax	3	7	2	13

Total comprehensive income	$18,539	$14,414	$11,449	$5,434

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

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2007	2006	2007	2006
Expected term (in years)	3.7	3.6	3.7	3.6
Expected stock price volatility	41%	47%	35%	45%
Risk-free interest rate	4.5%	4.6%	4.1%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Estimated fair value per option granted	$11.09	$9.75	$10.39	$10.07

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

The following table summarizes stock-based compensation expense and the related deferred tax benefit for stock option expense during the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Stock-based compensation expense	$4,886	$4,313	$1,607	$1,401
Related deferred tax benefit	1,303	1,086	448	357

Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.

The following table presents a summary of the stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in thousands)
OUTSTANDING, December 31, 2006	2,514,435	$21.52
Granted	464,224	30.25
Exercised	(200,492)	20.22
Cancelled, expired or forfeited	(74,010)	26.01

OUTSTANDING, September 30, 2007	2,704,157	23.00	4.68	$24,808

EXERCISABLE, September 30, 2007	1,733,728	21.15	4.90	$19,134

As of September 30, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.7 million. This expense is expected to be recognized over a weighted average period of approximately 18 months. During the nine month period ended September 30, 2007, the total intrinsic value of stock options exercised was approximately $2.2 million. At September 30, 2007, there were 5,306,973 shares of unissued common stock reserved for issuance under all the stock plans of which 2,602,816 shares were available for future grants.

The following table summarizes information about common stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise price	Number of options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number of options exercisable	Weighted average exercise price
$ 7.38 - $18.59	549,935	5.05	$16.69	504,250	$16.56
18.60 - 22.60	600,151	4.73	20.82	542,199	20.95
22.61 - 23.90	610,466	3.67	23.39	368,080	23.26
23.91 - 30.00	510,954	5.65	25.68	308,231	26.06
30.01 - 32.68	432,651	4.39	30.31	10,968	31.69

	2,704,157	4.68	23.00	1,733,728	21.15

Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.

The following table presents a summary of the restricted stock award activity for the nine months ended September 30, 2007:

	Shares	Weighted average grant date fair value
NON-VESTED, December 31, 2006	69,562	$24.30
Granted	69,171	30.48
Vested	(19,550)	24.08
Forfeited	(1,500)	30.07

NON-VESTED, September 30, 2007	117,683	27.89

During 2006, we granted 7,500 restricted stock awards with a weighted average fair value of $22.77 per share, the respective market price of the stock at the grant date.

Compensation expense related to our restricted stock awards totaled approximately $917,000 and $400,000 for the nine and three month periods ended September 30, 2007, respectively. Compensation expense related to our restricted stock awards totaled approximately $348,000 and $130,000 for the nine and three month periods ended September 30, 2006, respectively. As of September 30, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2.2 million. This expense is expected to be recognized over a weighted average period of approximately 23 months. During the nine month period ended September 30, 2007, the total fair value of restricted stock awards vested was approximately $471,000.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods Ended September 30,		Three Month Periods Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Numerator:
Net income	$14,969	$13,587	$9,065	$5,289

Denominator:
Weighted average shares for basic calculation	27,796	27,692	27,846	27,607
Incremental shares from employee stock options and awards	540	285	559	303

Weighted average shares for diluted calculation	28,336	27,977	28,405	27,910

For the nine and three month periods ended September 30, 2007, options and restricted stock awards totaling approximately 770,000 and 667,000 shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive. For the nine and three month periods ended September 30, 2006, options and restricted stock awards totaling approximately 1.2 million and 1.0 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

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

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Revenue:
North American business	$372,624	$374,126	$128,140	$129,675
International business	40,359	22,269	15,151	10,361

Total revenue	$412,983	$396,395	$143,291	$140,036

Net income (loss):
North American business	$22,900	$12,350	$12,226	$5,388
International business	(7,931)	1,237	(3,161)	(99)

Total net income	$14,969	$13,587	$9,065	$5,289

	September 30,	December 31,
	2007	2006
	(in thousands)
Total assets:
North American business	$739,205	$694,650
International business	109,380	86,703
International eliminations	(81,816)	(63,270)

Total assets	$766,769	$718,083

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and e-payment services separate from revenue generated from our entertainment service. Revenue for these two product lines was as follows:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Revenue:
Coin-counting and e-payment services	$224,489	$188,370	$80,859	$70,408
Entertainment services	188,494	208,025	62,432	69,628

Total revenue	$412,983	$396,395	$143,291	$140,036

We have coin-counting, entertainment and e-payment services machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Wal-Mart, Inc	25.5%	27.1%	24.2%	26.4%
The Kroger Company	11.4%	11.2%	11.0%	11.9%

NOTE 7: RELATED PARTY TRANSACTIONS

Randall J. Fagundo, former President of our entertainment services subsidiary, is a member of a limited liability company which has agreed to lease to Coinstar a 31,000 square foot building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at monthly rental payments ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

Approximately $319,000 of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time. In addition, approximately $5.5 million of our other accrued liabilities balance is our best estimate of the amount due to a related party of our e-payment subsidiary relating to the amount expected to be refunded to us on their behalf relating to a telecommunication fee refund as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. In the third quarter of 2007, we have recognized $2.7 million of income from equity investments, or 49% of the $5.5 million payable, related to our equity interest in the third party.

In the second quarter of 2007, we entered into a promissory note agreement with Redbox in the amount of $10.0 million. The principal amount is due on May 1, 2010 at which time any accrued and unpaid interest is due. The note accrues interest at 11% per annum. Interest payments are first due on May 1, 2009 and then on each three month period thereafter through May 1, 2010.

NOTE 8: SUBSEQUENT EVENTS

On September 27, 2007, we provided notice of exercise of the option agreement and amended certain provisions in the option agreement that allows us to purchase substantially all of DVDXpress’ assets and certain liabilities in exchange for any outstanding debt and accrued interest of approximately $8.4 million on the credit facility plus contingent consideration of up to approximately $3.7 million based on achievement of specific conditions. The transaction closed on October 30, 2007.

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

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as prepaid wireless products, stored value cards, payroll cards, prepaid debit cards and money transfer services. In addition, through our strategic investments in Redbox Automated Retail, LLC (“Redbox”) and Video Vending New York, Inc. (d.b.a. “DVDXpress”) we offer self-service DVD kiosks where consumers can rent or purchase movies. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States, the United Kingdom and other countries.

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

We launched our business in North America with the installation of our first coin-counting machine in the early 1990s and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 334 billion coins worth more than $17.9 billion in more than 490 million self-service coin-counting transactions. We own and operate more than 14,500 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom (approximately 9,200 of which are e-payment enabled).

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 28,000 retail locations, totaling more than 288,500 pieces of equipment. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

E-payment services

We offer e-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, providing payroll card services and money transfer services. We believe these and other e-payment services represent a significant growth opportunity for us. We offer various e-payment services in the United States and the United Kingdom through 15,900 point-of-sale terminals, 400 stand-alone e-payment kiosks and 9,200 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

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

Recent Events

On September 27, 2007, we provided notice of exercise of the Option Agreement and amended certain provisions in the Option Agreement that allows us to purchase substantially all of DVDXpress’ assets and certain liabilities in exchange for any outstanding debt and accrued interest of approximately $8.4 million on the credit facility plus contingent consideration of up to approximately $3.7 million based on achievement of specific conditions. The transaction closed on October 30, 2007.

On July 19, 2007, we entered into a stock purchase agreement to purchase all of the outstanding capital stock of GroupEx Financial Corporation, all of the outstanding capital stock of JRJ Express Inc. and all of the issued and outstanding membership interests in Kimeco, LLC, for an aggregate purchase price of up to $70 million. The purchase price includes a $60 million cash payment (subject to a customary working capital adjustment) upon the closing of the transactions contemplated by the agreement, $6 million of which will be held in escrow as partial security for the indemnification obligations of the sellers under the agreement until the earlier of (1) the date eighteen months following the closing and (2) the date thirty days after completion in calendar year 2009 of the 2008 calendar year audit. In addition, there is a contingent payment of up to $10 million should certain performance conditions be met in the fifteen months following the closing. Closing of the transaction is subject to certain customary closing conditions and is expected to occur as soon as all regulatory approvals are obtained.

Results of Operations - Nine and Three Month Periods Ended September 30, 2007 and 2006

Revenue

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Coin and e-payment revenues	$224.5	$188.4	$36.1	19.2%	$80.9	$70.4	$10.5	14.9%
Entertainment revenues	$188.5	$208.0	$(19.5)	-9.4%	$62.4	$69.6	$(7.2)	-10.3%

Total Revenue	$413.0	$396.4	$16.6	4.2%	$143.3	$140.0	$3.3	2.4%

Our coin and e-payment revenues increased in the nine and three month periods ended September 30, 2007 compared to the nine and three month periods ended September 30, 2006 as a result of an increase in the number of transactions, an increase in the number of coin-counting machines, and the volume of coins processed by our coin-counting machines. In addition, our coin and e-payment revenues increased for the nine month periods ended September 30, 2007 compared to the nine month periods ended September 30, 2006 as a result of our acquisition of CMT in the second quarter of 2006.

The total dollar value of coins processed through our network for the nine and three month periods ended September 30, 2007 was approximately $2.1 billion and $767 million, respectively, compared to $1.9 billion and $695 million for the nine and three month periods ended September 30, 2006, respectively. The installed base of coin-counting machines increased to approximately 14,500 at September 30, 2007, from approximately 13,100 machines at September 30, 2006. Revenues for CMT were $16.7 million and for the nine month periods ended September 30, 2007 compared to $4.5 million for the nine month periods ended September 30, 2006. Our e-payment and money transfer revenues have increased year over year and we expect this trend to continue. We expect to continue installing additional coin-counting and e-payment machines and therefore, expect to continue to experience revenue growth in the foreseeable future.

We believe the decrease in revenue from our entertainment services is primarily due to the maturity of this industry, decreased foot traffic at our retailers’ locations, softness of the economy, increased fuel prices, consumer and retailer concerns surrounding the ongoing toy industry product recalls from China and a deflated housing market. While we are watching these trends closely, we believe macro-economic issues will continue to negatively affect retailer foot traffic for the foreseeable future.

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

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Direct operating expenses	$275.3	$258.7	$16.6	6.4%	$96.2	$88.9	$7.3	8.2%
as a % of Total Revenue	66.7%	65.3%			67.1%	63.5%

Direct operating expenses increased in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006 primarily as a result of an increase in the number of revenue transactions, our acquisition of CMT in the second quarter of 2006, offset by operating synergies achieved in integration. Direct operating expenses for CMT were $15.9 million for the nine month periods ended September 30, 2007 compared to $4.1 million for the nine month periods ended September 30, 2006.

Direct operating expenses increased in the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 primarily as a result of an increase in the number of revenue transactions offset by operating synergies achieved in integration. We are integrating our various business operations and have realized operating expense efficiencies as a percentage of revenue. For example, as a result of consolidating our field service routes in 2006, we have begun to realize efficiencies and cost savings in personnel, transportation and related costs which we expect to continue during 2007.

Operating taxes, net

Taxes related to operating our business are recorded in operating taxes, net on the consolidated statement of operations. Such taxes include property taxes, sales and use taxes, and franchise taxes and do not include income taxes.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Operating taxes, net	$(4.4)	$8.0	$(12.4)	-155.0%	$(9.5)	$2.4	$(11.9)	-495.8%
as a % of Total Revenue	-1.1%	2.0%			-6.6%	1.7%

Operating taxes, net decreased in the nine and three month periods ended September 30, 2007 as compared to the nine and three month periods ended September 30, 2006 primarily due to the recognition of an excise tax refund (“telecommunication fee refund”) of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. The $11.8 million represents the refund amount as filed on our fiscal year 2006 federal income tax return and is our best estimate of the amount that will be refunded. The telecommunication fee refund, together with income from an equity investment and interest income offset by related income tax and expenses, resulted in $6.5 million of net income.

Marketing

Our marketing expenses consist primarily of marketing, advertising and public relations efforts in existing market regions and startup marketing expenses incurred to launch our services in new regional markets.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Marketing	$9.9	$8.9	$1.0	11.2%	$5.7	$4.6	$1.1	23.9%
as a % of Total Revenue	2.4%	2.2%			4.0%	3.3%

Marketing expenses increased in the nine and three month periods ended September 30, 2007 as compared to the nine and three months periods ended September 30, 2006 primarily as a result of a shift in the timing of advertising. Marketing expenses represent our direction of advertising dollars toward national and regional advertising and the major international markets in which we operate for our money transfer services. We have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue throughout the year, continues driving increased trial and repeat usage of both our coin services offering and e-payment products.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Research and development	$4.1	$4.1	$—	0.0%	$1.4	$1.5	$(0.1)	-6.7%
as a % of Total Revenue	1.0%	1.0%			1.0%	1.1%

Research and development expenses represent expenditures to support development and design of complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. We intend to continue to invest in research and development in the coming years.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
General and administrative	$41.3	$37.9	$3.4	9.0%	$15.7	$14.0	$1.7	12.1%
as a % of Total Revenue	10.0%	9.6%			11.0%	10.0%

General and administrative expenses increased in the nine and three month periods ended September 30, 2007 as compared to the nine and three month periods ended September 30, 2006 primarily due to an increase in stock-based compensation expense, an increase in professional fees, accrued severance costs related to the departure of the former President of our entertainment services subsidiary, expenses recognized related to our telecommunication fee refund and an increase in rent expense due to additional administrative office space offset by efficiencies gained related to the integration of our administrative processes. In addition, our general and administrative expenses increased for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 as a result of our acquisition of CMT in the second quarter of 2006. General and administrative expenses for CMT were $4.8 million for the nine month periods ended September 30, 2007 compared to $2.7 million for the nine month periods ended September 30, 2006.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Depreciation and other	$44.1	$39.6	$4.5	11.4%	$15.1	$13.4	$1.7	12.7%
as a % of Total Revenue	10.7%	10.0%			10.5%	9.6%

Depreciation and other expense increased in the nine and three month periods ended September 30, 2007 as compared to the nine and three month periods ended September 30, 2006 primarily due the increase in our capital expenditures.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Amortization of intangible assets	$5.4	$4.5	$0.9	20.0%	$1.8	$1.7	$0.1	5.9%
as a % of Total Revenue	1.3%	1.1%			1.3%	1.2%

Amortization expense increased in the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006 primarily as a result of intangible assets derived from our acquisition of CMT in the second quarter of 2006.

Other Income and Expense

	Nine Months Periods				Three Months Periods
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2007	2006	$ Chng	% Chng
Interest income and other, net	$2.1	$1.4	$0.7	50.0%	$1.8	$0.5	$1.3	260.0%
Interest expense	$(12.5)	$(11.8)	$(0.7)	5.9%	$(4.4)	$(4.1)	$(0.3)	7.3%
Income (loss) from equity investments and other	$0.9	$0.1	$0.8	—	$2.2	$(0.4)	$2.6	—
Early retirement of debt	$—	$(0.2)	$0.2	—	$—	$—	$—	—

Interest income and other, net increased in the nine and three month periods ended September 30, 2007 as compared to the nine and three month periods ended September 30, 2006 primarily due to the recognition of interest income on our telecommunication fee refund offset by lower than average investment balances.

Interest expense increased in the nine and three month periods ended September 30, 2007 as compared to the nine and three month periods ended September 30, 2006 primarily due to an increase in capital lease arrangements and additional interest expense related to borrowing on our revolving line of credit.

Income (loss) from equity investments and other increased in the nine and three months ended September 30, 2007 as compared to the nine and three months ended September 30, 2006 primarily as a result of recording our portion of the telecommunication fee refund expected to be collected by us on behalf our equity investee.

Income Tax Expense

The income tax provision for the nine month periods ended September 30, 2007 and 2006 reflects an effective tax rate of 46.0% and 43.3%, respectively, compared to a United States statutory rate of 35%. For each of the nine month periods ended September 30, 2007 and 2006, the tax rate reflects United States statutory rate and state income tax implications as well as tax implications from the application of SFAS 123R with respect to incentive stock options. The increase in the tax rate is primarily due to adjustments in state deferred tax assets. For the remainder of the year, we expect a tax rate of approximately 44% - 46%.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of September 30, 2007, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $161.1 million, which consisted of cash and cash equivalents immediately available to fund our operations of $3.7 million, cash in machine or in transit of $65.6 million and cash being processed of $91.8 million. Cash in machine or in transit represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which is not immediately available to us until it has been collected and deposited. Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers which we are mainly obligated to use to settle our accrued liabilities payable to our retailers. Working capital was $58.0 million at September 30, 2007, compared with $73.1 million at December 31, 2006. The decrease in working capital was primarily the result of borrowings on our revolving credit facility offset by the timing of payments to our vendors and retailers and the recognition of the receivable related to our telecommunication fee refund.

Net cash provided by operating activities was $34.9 million for the nine months ended September 30, 2007, compared to net cash provided by operating activities of $68.9 million for the nine months ended September 30, 2006. Cash provided by operating activities decreased primarily as a result of an increase in cash used for operating assets and liabilities of $36.9 million, primarily due to the timing of payments to our vendors and retailers.

Net cash used by investing activities for the nine months ended September 30, 2007, was $73.5 million compared to $56.1 million for the nine months ended September 30, 2006. Net cash used by investing activities consisted primarily of capital expenditures, the acquisition of CMT in 2006, and a promissory note with Redbox in 2007. The increase in capital expenditures is primarily related to our increase in coin and entertainment machines.

Net cash provided by financing activities for the nine months ended September 30, 2007, was $20.2 million. This amount represented cash used to make a scheduled principal payment of $1.5 million on our term loan, payments on our revolver loan of $23.5 million, our capital lease payments of $5.7 million and repurchase of our common stock of $3.5 million, offset by net proceeds from the exercise of stock options of $3.9 million, additional borrowings on our credit facility of $46.5 million, and the excess tax benefit from exercise of stock options of $3.9 million. Net cash used by financing activities for the nine months ended September 30, 2006, was $27.7 million. This amount represented cash used to make a scheduled principal payment of $1.4 million and an additional principal payment of $16.9 million on our term loan, $4.1 million on capital leases and repurchase of our common stock of $8.0 million, offset by proceeds from the exercise of stock options of $2.7 million.

Equity Investments

In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox, which included a conditional consideration agreement requiring us to contribute an additional $12.0 million if Redbox achieved certain targets within a one year period. In 2006, those targets were met and we paid the conditional consideration of $12.0 million; however, the percentage of our interest in Redbox did not change. We have a one-time option to purchase membership interests exercisable from December 2007 to November 2008, which could increase our ownership interest in Redbox to 51%. We are accounting for our ownership under the equity method in our consolidated financial statements.

In the second quarter of 2007, we entered into a promissory note agreement with Redbox in the amount of $10.0 million. The principal amount is due on May 1, 2010 at which time any accrued and unpaid interest is due. The note accrues interest at 11% per annum. Interest payments are first due on May 1, 2009 and then on each three month period thereafter through May 1, 2010.

In 2005, we entered into a credit agreement, which was subsequently amended, to provide DVDXpress with a credit facility to provide up to $9.9 million. As of September 30, 2007, DVDXpress has drawn down $8.0 million on this credit facility. In addition, in 2005 we signed an asset purchase option agreement (“Option Agreement”) with DVDXpress. On September 27, 2007, we provided notice of exercise of the Option Agreement and amended certain provisions in the Option Agreement that allows us to purchase substantially all of DVDXpress’ assets and certain liabilities in exchange for any outstanding debt and accrued interest of approximately $8.4 million on the credit facility plus contingent consideration of up to approximately $3.7 million based on achievement of specific conditions. The transaction closed on October 30, 2007. We are consolidating DVDXpress into our consolidated financial statements in accordance with FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”).

Credit Facility

On July 7, 2004, we entered into a senior secured credit facility maturing on July 7, 2011. This facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. Fees for this facility of approximately $5.7 million are being amortized over the life of the revolving line of credit and the term loan which are 5 years and 7 years, respectively. Loans under this facility are secured by a first security interest in substantially all of our assets and the assets of our subsidiaries, as well as a pledge of our subsidiaries’ capital stock. Our quarterly payments of $479,000 will continue until March 31, 2011 at which time the remaining principal balance of $178.8 million will be due on July 7, 2011, the maturity date of the facility. As of September 30, 2007, our original term loan balance of $250.0 million had been reduced to $185.5 million. As of September 30, 2007, we have borrowed $23.0 million against our revolving credit facility of $60.0 million.

Advances under this credit facility may be made as either base rate loans (the higher of the Prime Rate or Federal Funds Effective Rate) or LIBOR rate loans at our election. Applicable interest rates are based upon either the LIBOR or base rate plus an applicable margin dependent upon a consolidated leverage ratio of outstanding indebtedness to EBITDA (to be calculated in accordance with the terms specified in the credit agreement). Our consolidated leverage ratios are based upon LIBOR plus 200 basis points or the base rate plus 100 basis points. At September 30, 2007, our interest rate on the term loan was 7.36% and was approximately 7.21% for the revolving credit facility.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, foreign investments, acquisitions, sale and leaseback transactions and swap agreements, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of September 30, 2007, we were in compliance with all covenants. In the first quarter of 2006, we had a mandatory debt paydown of $16.9 million. There is not a mandatory payment in 2007 per our 2006 covenant calculations.

As of September 30, 2007, we had six irrevocable letters of credit that totaled $11.7 million. These standby letters of credit, which expire at various times through August 31, 2008, are available to collateralize certain obligations to third parties. Prior to and as of September 30, 2007, no amounts were outstanding under these letters of credit.

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

Off-Balance Sheet Arrangements

As September 30, 2007, off-balance sheet arrangements are comprised of our obligations under our interest rate hedge as disclosed in Note 6 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K and our operating leases and letters of credit as disclosed in Note 7 to our Consolidated Financial Statements included in our Fiscal 2006 Annual Report on Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

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

	Three Month Periods Ended
	Sept. 30, 2007 (1)	June 30, 2007	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006 (2)	March 31, 2006 (3)	Dec. 31, 2005 (4)
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$143,291	$137,356	$132,336	$138,047	$140,036	$130,327	$126,032	$125,607
Expenses:
Direct operating	96,209	89,941	89,192	90,856	88,943	84,932	84,874	82,964
Operating taxes, net	(9,488)	2,629	2,447	1,936	2,446	2,722	2,825	2,235
Marketing	5,650	2,614	1,626	5,481	4,626	3,389	924	5,031
Research and development	1,397	1,345	1,341	1,155	1,457	1,393	1,241	1,446
General and administrative	15,685	13,404	12,247	13,033	13,984	12,594	11,366	8,472
Depreciation and other	15,100	14,549	14,468	13,272	13,410	13,295	12,859	11,887
Amortization of intangible assets	1,813	1,817	1,739	1,722	1,661	1,510	1,327	1,281

Income from operations	16,925	11,057	9,276	10,592	13,509	10,492	10,616	12,291
Interest income and other, net	1,808	173	75	165	487	420	471	426
Interest expense	(4,365)	(4,125)	(3,974)	(3,910)	(4,120)	(3,986)	(3,732)	(3,613)
Income (loss) from equity investments and other	2,217	(1,101)	(255)	(118)	(443)	304	191	(88)
Early retirement of debt	—	—	—	—	—	—	(238)	—

Income before income taxes	16,585	6,004	5,122	6,729	9,433	7,230	7,308	9,016
Income taxes	(7,520)	(2,656)	(2,566)	(1,689)	(4,144)	(3,111)	(3,129)	(3,497)

Net income	$9,065	$3,348	$2,556	$5,040	$5,289	$4,119	$4,179	$5,519

Net income per share:
Basic	$0.33	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20
Diluted	$0.32	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15	$0.20

(1)	In the third quarter of 2007, we recognized a telecommunication fee refund as described in footnote one of this report.

(2)	In the second quarter of 2006, we acquired CMT.

(3)	Effective January 2006, we adopted the guidance under FASB Statement No. 123 (revised 2004), Share-Based Payment which requires the expensing of stock compensation.

(4)	In the fourth quarter of 2005, we acquired The Amusement Factory L.L.C.

Seasonality

We have historically experienced seasonality in our revenues with higher revenues in the second half of the year than in the first half of the year. Our coin services revenue generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our e-payment services revenue generally provides its highest revenue in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

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

Income taxes: Effective January 1, 2007, we adopted the provisions FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109 which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions. As of the adoption date and September 30, 2007, we identified $1.2 million of unrecognized tax benefits (net of federal tax benefit on state issues) which would affect our effective tax rate if recognized. There was no material change in unrecognized income tax benefits, other than the $1.2 million described above, as a result of the adoption and we do not anticipate any significant change within the next twelve months.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and September 30, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

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

For our debt obligation which has a variable interest rate, the rate presented reflects our projected credit facility interest rate of LIBOR plus a margin of 2.0% and the impact of our interest rate hedge on $125.0 million of the outstanding debt balance. As of September 30, 2007, we have variable-rate debt that consists of our term loan balance of $185.5 million and the balance on our revolving credit facility of $23.0 million. Based on our outstanding debt obligations and our interest rate hedge as of September 30, 2007, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $2.1 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $2.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Europe, Canada and Mexico. As of September 30, 2007, our accumulated gain of $8.5 million included in accumulated other comprehensive income primarily relates to the favorable currency translation of the British Pound Sterling and the Euro. To date, we have not entered into any significant forward contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates, but will continue to evaluate and consider use of these instruments in the future.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on March 9, 2007.

Item 6.	Exhibits

Exhibit Number	Description of Document

2.5 *	Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran. (1)

3.2	Amended and Restated Bylaws. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain exhibits and schedules in connection with the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Coinstar, Inc. agrees to provide the Commission a copy of any such exhibit or schedule upon request.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2007 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer
November 8, 2007