Form 10-K
period 2007-12-31
COINSTAR INC
filed 2008-02-29
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
Commission File Number: 000-22555
COINSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 943-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.:  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2007 as reported on the NASDAQ Global Select Market, was approximately $488.7 million. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock have been excluded as these persons may be deemed to be affiliates. This determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of February 8, 2008, there were approximately 27,738,062 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2008 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

Summary

We are a multi-national company offering a range of solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as money transfer services, prepaid wireless products, stored value cards, payroll cards, and prepaid debit cards. In addition, we offer self-service DVD kiosks where consumers can rent or purchase movies.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 345 billion coins worth more than $18.6 billion in more than 505 million transactions. As of December 31, 2007, we own and operate more than 15,400 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom, of which approximately 10,700 are e-payment enabled, and more than 280,000 entertainment services machines in the United States, Puerto Rico and Mexico. We also utilize more than 17,500 point-of-sale terminals for e-payment services in the United States and the United Kingdom and offer our money transfer services at over 30,000 locations.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, quality control, customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado, our main e-payment office is located in Chicago, Illinois and our main money transfer office is located in the London, England. As of December 31, 2007, we had approximately 1,900 employees. We were incorporated in Delaware on October 12, 1993.

With our acquisitions and strategic investments over the last several years, we have significantly broadened our base of existing and potential retailers and the depth and reach of our sales and field service forces, providing greater opportunity to cross-sell our coin, entertainment and e-payment services. We have more than 900 field service employees throughout the United States and internationally, who have broadened our geographic reach to develop and maintain strong relationships with retailers. With the combination of coin, entertainment, e-payment services and DVD, we are positioned as a single-source supplier for retailers to capitalize on the 4th Walltm, an area between the cash registers and front door of retail locations that in the past has generally not been managed to optimize revenue per square foot.

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto

Rico and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2007, consumers processed more than $2.9 billion worth of coin through our coin-counting machines.

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

Since we pay a percentage of our transaction fees to our retailers, our coin services benefit our retailers by providing an additional source of revenue. In addition, studies show that our coin services increase foot traffic in our retailers’ stores and that approximately 46% of our customers spend all or a part of the proceeds of their vouchers in the store. Our leading coin services retailers include The Kroger Co. and Supervalu, Inc. supermarket chains, and our leading stored value cards or e-certificate offerings are Starbucks, Amazon.com and iTunes.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

As with our coin services, we own and service all of our entertainment services machines, providing a convenient and trouble-free service to retailers. Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 27,000 retail locations, totaling more than 280,000 pieces of equipment as of December 31, 2007. The majority of our entertainment services revenue is derived from skill-crane machines that dispense plush toys, novelties and other items. For each play, customers maneuver the skill-crane into position and attempt to retrieve the desired item in the machine’s enclosed display area before play is ended. We utilize displays of quality merchandise, new product introductions and other merchandising techniques to attract new and repeat customers. Our leading entertainment services partners include Wal-Mart Stores, Inc. and Kmart, a subsidiary of Sears Holdings Corporation.

Since we pay our retailers a portion of the fee per play, our entertainment services machines, like our coin-counting machines, provide an additional revenue stream for our retailers. In addition, our entertainment services machines add an element of entertainment for consumers.

E-payment services

We offer e-payment services, including money transfer services, activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones and providing payroll card services such as balance inquiry and wage statement printing. As of December 31, 2007, our money transfer services are provided in over 140 countries. We offer various e-payment services through 17,500 point-of-sale terminals, 400 stand-alone e-payment kiosks and 10,700 e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls, convenience stores and other locations. As with our coin and entertainment services, our e-payment services provide an additional revenue stream for our retailers as we pay a fee through commissions earned on the sales of e-payment services. We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and AT&T.

Recent Events

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we have been accounting for our 47.3%

ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we will consolidate Redbox’s financial results into our Consolidated Financial Statements. Along with our acquisition of Video Vending New York, Inc. (d.b.a. “DVDXpress”) in October 2007 and the majority ownership in Redbox, we offer self-service DVD kiosks where consumers can rent or purchase movies. Our DVD kiosks supply all the functionality of a traditional video rental store, yet occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged the same flat fee price. Our DVD kiosks are available in all states in the continental United States and Puerto Rico and offer our consumers with a more convenient home entertainment solution. In addition, our DVD kiosks provide an additional revenue stream to our retail partners, who receive a percentage of our fee.

Effective January 1, 2008, we completed the acquisition of GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of up to $70.0 million. The purchase price included a $60.0 million cash payment (subject to a customary working capital adjustment) at closing. Of the $60.0 million paid at closing, $6.0 million is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement until the earlier of (1) the date eighteen months following the closing and (2) the date thirty days after completion in calendar year 2009 of the 2008 calendar year audit. An additional $34.0 million of the $60.0 million paid at closing is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement with respect to a lawsuit against GroupEx and one of the sellers, which will be held until a final court order or written settlement agreement resolving such lawsuit has been obtained. In addition, there is a contingent payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing.

Financial Information About Segments, Geographic Areas and Seasonality

The segment and geographic information required herein is contained in Note 15 to our Consolidated Financial Statements. A discussion of seasonality is included in Item 8, along with other quarterly financial information.

Where You Can Get Information We File with the SEC

We file with, and furnish to, the Securities and Exchange Commission (“SEC”), reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. We maintain a website, www.coinstar.com, where we make these reports and related materials available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. These materials can be found on our website under: About Us — Investor Relations — SEC Filings.

Item 1A.	Risk Factors

You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.

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

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc. and the Kroger Company, which account for approximately 25% and 12% of our consolidated revenue, respectively for the year ended December 31, 2007. Our entertainment services relationship with Wal-Mart is governed by a contract that Wal-Mart may terminate at any time. Cancellation or adverse renegotiation of these relationships could seriously harm our business and reputation.

We may be unable to identify and define product and service trends or anticipate, gauge and react to changing consumer demands in a timely manner.

To be competitive, we need to develop new products and services that are accepted by the market and establish third-party relationships necessary to develop and commercialize such products and services. For example, toy and other products dispensed in our entertainment services machines must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our products and services, or if a contract with a significant retailer is renegotiated, we may be faced with significant excess inventories for some products, such as toys and other entertainment products, and missed opportunities for sales of other products and services. Further, in order to develop and commercialize new non-entertainment products and services, including our money transfer business, we will need to enhance the capabilities of our coin-counting machines and e-payment machines and equipment, as well as our related network and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we attempt to commercialize will be successful.

Our most extensive business relationship is with Wal-Mart, and changes to this relationship have had and are expected to continue to have material effects on our operations and results.

A significant amount of our resources are committed to our relationship with Wal-Mart, including investments in machines and other equipment and management’s time. In late 2007 and early 2008, we and Wal-Mart worked extensively to revise our business arrangements in connection with Wal-Mart’s efforts to reset and optimize its store entrances. As part of these arrangements and in light of the successful completion of our coin and DVD tests in hundreds of Wal-Mart locations, we amended written agreements covering, among other things, the installation and service of coin-counting machines and DVD kiosks. Although these arrangements do not provide for a minimum number of installations, based on our discussions with Wal-Mart, we expect to install up to 2,700 additional DVD kiosks and up to 2,000 additional coin-counting machines in Wal-Mart stores in the next 12 to 18 months. As a result, between early 2008 and mid-2009, we are making significant investments, such as machine and kiosk manufacturing, in line with these expectations. In addition, as part of this arrangement, we will remove or relocate a substantial number of its entertainment machines in Wal-Mart stores.

Although we have had and expect to continue to have a successful relationship with Wal-Mart, changes to this relationship will continue to occur both in the long and short-term, some of which could adversely affect our business. Further, because our formal arrangements with Wal-Mart are generally for relatively short periods and do not provide for minimum installation obligations by Wal-Mart, much of our benefit in this relationship will depend on the execution of Wal-Mart’s plan and the installation of significant numbers of our coin-coin-counting machines and DVD kiosks.

The entertainment services market has brought with it risks that could adversely affect our business, operating results and financial condition.

In July 2004, we entered the entertainment services business. This business now represents a significant source of our revenue and is associated with various financial and operational risks. However, we may be unable to leverage the comparatively lower margin entertainment services business with our other lines of business to produce the cross-selling opportunities we expect. Furthermore, we have incurred and we may incur adverse accounting charges related to the entertainment services business. For example, in February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations over the next 12 to 18 months and will be removing or relocating roughly 50% of Wal-Mart cranes, bulk heads and kiddie rides over the next two quarters. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we have recorded a pre-tax charge for entertainment assets of $65.2 million for the three month period ended December 31, 2007. For these and other reasons, the entertainment services business could materially and adversely affect our business, operating results and financial condition.

There are many risks related to our investment in Redbox and our acquisition of DVDXpress that may prevent us from achieving the objectives for our entry into the DVD business and negatively impact our business.

The home video industry is a highly competitive industry with many distribution channels. We compete in this business through our investment in Redbox and our acquisition of substantially all of the assets of DVDXpress, both providers of self-service DVD kiosks. Some of the risks that could negatively impact our participation in this industry include:

•	Competition from other providers, including those using other distribution channels, having more experience, better financing, and better relationships with those in the movie industry, than we have, including traditional video retailers like Blockbuster, online retailers like Netflix, other retailers like Wal-Mart, pay-per-view/cable/satellite and similar movie content providers like Comcast, and other forms of movie content providers like computer download sites.

•	Changes in the sequential timing of when movie content is provided to the various movie content distribution channels; for example, studios may change, shorten or discontinue altogether the period they have historically provided between the time movie content is provided to more traditional video retailers (usually directly after theatrical release) and to other movie content providers such as pay-per-view/cable/satellite and computer download providers (usually only after a significant period of time following distribution to the more traditional video retailers, e.g., one month or longer).

•	Changes in consumer content delivery preferences, including more use of personal video recorders (e.g., TiVo), pay-per-view/cable/satellite and similar technologies, computer downloads, portable devices, and other mediums, and less demand for a high volume of new movie content due to such things as larger home DVD and downloaded movie libraries.

•	Increased availability of movie content inventory through personal video recorders, pay-per-view/cable/satellite and similar technologies, computer downloads, portable devices, and other mediums.

•	Decreased quality of movie content availability for self-service DVD distribution.

•	Decreased costs related to purchasing or receipt of movie content, including less expensive DVDs, including due to piracy, and cheaper use of pay-per-view/cable/satellite and similar technologies.

Although we currently own the majority of Redbox and have the right to appoint three of the five representatives to Redbox’s board of managers, under the Redbox formation documents, GetAMovie, Inc., a minority owner and subsidiary of McDonald’s Corporation, has the right in some circumstances to require the sale of Redbox, including Coinstar’s sale of its equity. Further, until December 1, 2008, GetAMovie has the ability to require Coinstar to sell the portion of its business relating to DVDXpress to Redbox. Accordingly, should GetAMovie take specific actions, Coinstar could be required to sell all of its interests in the self-service DVD kiosk business. In addition, we believe the general success of Redbox depends to a significant extent on Coinstar and GetAMovie having a positive working relationship and coordinating in the development of the Redbox business, including through McDonald’s. Adverse developments relating to any of these risks as well as others relating to our participation in the home video industry could significantly affect our business, financial condition and operating results.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting services faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin AB, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided by any of these competitors could materially and adversely affect our business and results of operations.

Our entertainment services faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we experience intense competition for locations. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We may be unable to maintain current sites in retail locations or to obtain new sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with our retailers could compete with us in certain markets or capture additional market share at our expense. In addition, retailers could decide to restructure or otherwise rethink the use of their locations or sites, which could limit the amount of entertainment services we provide.

Our e-payment services, including our money transfer services, prepaid wireless and long distance accounts, stored value cards, debit cards and payroll services, face competition from a variety of types of providers, including, among others, national distributors of similar cards, other retailers who provide these services themselves, as well as money transfer companies. Many of these providers are more established in selling their e-payment services than we are and many invest more resources in providing such services to customers, such as InComm in the prepaid wireless and long distance markets, Blackhawk Network in the stored value cards and debit card markets and Western Union in the money transfer market. In addition, in order for us to provide many of our e-payment services, we depend on relationships with third parties, such as national wireless carriers, national supermarket chains and other retailers, money transfer agents and financial institutions. Accordingly, if we are unable to effectively market our e-payment services or maintain and establish successful relationships with appropriate third parties, our e-payment services will not be competitive.

In addition, the nature and extent of consolidation in markets where we install our machines and equipment, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of our machine and equipment installations could be significantly reduced.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, we have been in dispute with a former supplier, ScanCoin AB, regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business. We have incurred and expect to incur significant costs relating to this dispute, and cannot be sure of when the dispute will be resolved, and if resolved, the magnitude of the effects the ultimate resolution will have on our business. In addition, there may be adverse publicity associated with such developments that could decrease customer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or are affiliates may adversely affect our business, financial condition and results of operations.

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

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, our United States patent rights based on our original patent application primarily relating to our coin-counting business will expire in September 2012.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our coin-counting, entertainment or e-payment services, in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have been in dispute with a former supplier, ScanCoin AB, regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. For example, we filed a claim in the federal court against ScanCoin North America alleging that it is infringing on a patent we own related to self-service coin machines. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

Our strategy to cross-sell our products and services to retailers may be unsuccessful.

An important part of our 4th Wall strategy is based on cross-selling our selection of products and services to our retailers. We may be unsuccessful in expanding our relationships with retailers to include additional products and services in their storefronts, due to, among other things, failure to negotiate contracts for additional products and services on acceptable terms, other parties providing similar products and services on more favorable terms, or reluctance by retailers to obtain these historically separate product and service categories from a single provider. If we are unable to effectively implement our cross-selling strategy, our business could be negatively impacted.

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

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on coin and entertainment and e-payment products and services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

We have substantial indebtedness.

On November 20, 2007, we entered into a senior secured revolving credit facility, which replaced a prior credit facility. The new credit facility provides for a $400.0 million revolving line of credit, which under specified conditions may increase to $450.0 million. As of February 8, 2008, $296.0 million was outstanding under this credit facility. The credit facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. The credit facility matures on November 20, 2012.

This credit facility may limit our ability to obtain future financings or may negatively impact our business, financial condition, results of operations and growth. Due to substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the credit facility contains negative covenants and restrictions relating to such things as certain stock repurchases, liens, investments, capital expenditures, other indebtedness, payments of dividends, and fundamental changes or dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the credit facility requires that we meet certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, all as defined in the credit facility. If the financial covenants are not met or any other event of default occurs under the credit facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies.

Defects, failures or security breaches in and inadequate upgrade of our operating systems could harm our business.

The operation of our coin-counting machines, e-payment equipment, and DVD kiosks depends on sophisticated software, computer networking and communication services that may contain undetected errors or may be subject to failures. These errors or failures may arise particularly when new or enhanced products or services are added. We have in the past experienced limited delays and disruptions resulting from upgrading or improving our operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions that could seriously harm our operations.

In addition, we outsource to third-party providers certain aspects of our operating systems, including our long-distance telecommunication network. Accordingly, the effectiveness of our operating systems is to a certain degree dependent on the actions and decisions of our third-party providers.

Further, while we have taken significant steps to protect the security of our operating systems and have established back-up systems and disaster recovery procedures, service disruptions may result from intentional or unintentional acts of third parties, computer viruses, natural disasters, or other causes which are beyond our control. Any service disruptions, whether due to errors or delays in or failure to adequately upgrade our software or computing systems, interruptions or breaches in the communications network, inadequate back-up or disaster recovery, or security breaches of the computer network system, caused by us or third parties, could seriously harm our business, financial condition and results of operations.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, including additional e-payment services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access our systems or improperly obtain or disclose data about our customers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. Any breach of our security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to litigation and damage our reputation.

Lack of consumer confidence, whether real or perceived, in our coin-counting machines could harm our business.

The accuracy of the coin-counting functionality of our machines is important to consumers and our retailers. The failure to maintain consumer confidence in our technology and systems could harm our business. Our inability to collect the data from our coin-counting machines could lead to a delay in processing coins and crediting the accounts of our retailers for vouchers that have already been redeemed. Any inaccuracy, loss or delay in collecting or processing coin data could seriously harm our operations.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our coin-counting, entertainment and e-payment products and services, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate new lines of business into our operations, including, for example, money transfer services. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	the transaction fees we charge consumers to use our services

•	the amount of service fees that we pay to our retailers,

•	our ability to establish or maintain relationships with significant retailers on acceptable terms,

•	the successful operation of our coin-counting, e-payment and DVD network,

•	the commercial success of our retailers, which could be affected by such factors as severe weather, strikes or general economic conditions,

•	fluctuations in revenue generated by our coin-counting, entertainment, e-payment and DVD products and services,

•	fluctuations in operating expenses caused by various factors, including petroleum costs, labor costs and transportation costs,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, new or enhanced products and services,

•	the level of product and price competition,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

In addition, we have historically experienced seasonality in our revenues, with higher revenues in the second half of the year than in the first half of the year. Our coin services generally experiences its highest revenues in the third calendar quarter, followed by the fourth quarter, and relatively lower revenues in the first half of the year. Our e-payment services (including money transfer) generally provides its highest revenue in the fourth calendar quarter. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate both as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our coin-counting, entertainment, e-payment and DVD services machines and equipment.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our coin-counting, entertainment, e-payment and DVD services machines and equipment. We intend to continue to expand our installed base for coin-counting and e-payment machines in North America, Ireland and in the United Kingdom. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting or e-payment machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

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

Our business is subject to federal, state, local and foreign laws and government regulation relating to coins, toy safety, child protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, currency controls, weights and measures, payment cards and other payment instruments, gaming, sweepstakes, contests, consumer protection, consumer privacy, data protection and information security. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our coin-counting, entertainment and e-payment services. For example, we have obtained or are currently applying for licenses in those states and the District of Columbia which require licenses with regard to provision of some of our e-payment services, including stored value card and money transfer transactions. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements will increase, perhaps substantially.

Failure to comply with these laws and regulations could result in, among other things, revocation of required licenses or permits, loss of approved status, termination of contracts, administrative enforcement actions and fines, class action lawsuits, cease and desist orders and civil and criminal liability. The occurrence of one or more of these events, as well as the increased cost of compliance, could materially adversely affect our business, financial condition and results of operations.

There are risks associated with conducting our business and sourcing goods internationally.

We currently have coin operations in Canada and the United Kingdom and entertainment services operations in Mexico. We expect to continue increasing our deployment of both coin-counting and e-payment machines and entertainment services equipment internationally. In addition, as of December 31, 2007, our money transfer services are offered in over 140 countries, and we expect to continue expanding that area of our business over time. Accordingly, political uncertainties, civil unrest, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States could seriously harm the development of our business and ability to operate profitably. Further, as we do business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

For example, substantially all of the plush toys and other products dispensed from our entertainment services machines are produced by foreign manufacturers, including a majority purchased directly from manufacturers in China. Further, we purchase other vending products from vendors that obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, exchange rate fluctuations, various product quality standards, the imposition of tariffs, import and export controls, transportation delays and interruptions and political and economic disruptions which could disrupt the supply and timely delivery of products manufactured abroad. In addition, we could be affected by labor strikes in the sea shipping, trucking and railroad industries. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business.

Our money transfer services business requires us to meet specific federal, state, local and foreign laws and government regulations, subjecting us to additional risk.

The money transfer industry is heavily regulated, both in the United States and internationally. We operate our money transfer services business under the authority of the licenses and approvals that we have obtained where required from the various jurisdictions in which we operate. There is no assurance that we will be able to maintain these licenses and approvals in the future.

In operating the money transfer services business in the United States for example, we are responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the business. In addition, we are subject to United States federal anti-money laundering laws, including United States Department of the Treasury registration requirements and reporting requirements for suspicious and certain other transactions, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to or on behalf of prohibited individuals or entities. If we were to transmit money to or on behalf of, or otherwise conduct business with, a prohibited individual or entity, we could be required to pay significant damages, including fines and penalties, and our ability to conduct business in the United States and other jurisdictions could be limited. The USA PATRIOT Act mandates several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant penalties, and could limit our ability to conduct business in the United States and other jurisdictions.

In addition, the money transfer industry is subject to international regulation, which varies from country to country. In certain countries in which we operate, we are required to maintain licenses or other governmental approvals in order to operate this business. As described above, we are responsible for compliance with these laws and regulatory requirements in those countries in which we operate the money transfer services business. Although most countries in which we operate this business do not regulate this business to the same degree as the United States, this could change in the future.

Failure to comply, or as discussed below the failure of a money services business that we have acquired to comply before our acquisition, with the laws and government regulations in jurisdictions in which we operate, or in which the acquired company operated the money transfer services business could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, penalties or other damages, class action lawsuits, cease and desist orders, and/or other civil and criminal liability. The occurrence of one or more of these events could adversely affect our business, financial condition and results of operations. Furthermore, additions to or changes in the laws, regulations or other industry practices and standards in the United States or any of the foreign countries in which the money transfer services business operates could also increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for or value of our products or services or render our products or services less profitable or obsolete, lead to a loss of agents, and have an adverse effect on our results of operations.

Our money transfer service is and will remain reliant on an effective agent network.

Substantially all of the money transfer services revenue is generated through an agent network spanning over 140 countries as of December 31, 2007. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.

Further, failure, either intentional or unintentional, by our agents to comply with the laws and regulatory requirements of applicable jurisdictions, including anti-money laundering, consumer privacy and information security restrictions, in connection with our money transfer services business or otherwise, could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with third parties, administrative enforcement actions and fines, seizure or forfeiture of our funds, class action lawsuits, cease and desist orders and civil and criminal liability, as well as damage to our reputation. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

Our money transfer services may involve the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.

Our money transfer services business involves the movement of large sums of money. Money transfer services revenues consist primarily of transaction fees that are charged for the movement of money. These transaction fees represent only a small fraction of the total amount of money that is moved. Because we are responsible for large sums of money that are substantially greater than the revenues generated, the success of this business particularly depends upon the efficient and error-free handling of the money that is remitted and that is used to clear payment instruments or complete money transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including clearing banks which clear our money orders, official checks and money transfers, and certain of our telecommunication providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper action by our agents, employees, or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation. In addition, we could suffer financial loss from our failure for any reason to receive good funds from the sender of a money transfer or the purchaser of other of our money transfer products or services.

Higher petroleum prices may adversely affect our operating results and reduce our profitability.

We purchase a substantial amount of goods overseas, particularly plush toys and other products dispensed from our entertainment services machines, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting, entertainment and e-payment services machines. Significant increases in petroleum prices during recent years have negatively impacted our results of operations. The cost of petroleum is volatile and may increase as a result of natural disasters, political and geopolitical issues or other reasons beyond our control. Further increases in petroleum prices may have an adverse affect on our operating results.

Our customers’ ability to access our products and services can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunication loss and terrorist attacks.

Our operational and financial performance is a direct reflection of customer use of and the ability to operate and service the coin-counting, entertainment and e-payment services machines and equipment used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to or destruction of our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance. For example, hurricanes in the gulf coast region of the United States in 2005 caused damage and operational interruptions to some of the retail and other locations where our machines are installed.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in October 2007, we purchased substantially all of the assets of DVDXpress and in January 2008 we completed the acquisition of a majority interest in Redbox, both providers of self-service DVD kiosks, and in January 2008 and May 2006, we purchased the money transfer services business GroupEx and CMT, respectively. However, we may be unable to adequately address the financial, legal and operational risks raised by these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims and other violations of applicable law,

•	managing relationships with other investors and the companies in which we have made investments,

•	use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments,

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company,

•	stockholder dilution if an acquisition is consummated through an issuance of our securities,

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences,

•	costs incurred in identifying and performing due diligence on potential targets that may or may not be successful,

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business,

•	entrance into markets in which we have no direct prior experience, and

•	impairment of goodwill arising from our acquisitions and investments.

Recall of any of the products dispensed by our entertainment services machines or by the entertainment services industry generally could adversely affect our entertainment services business.

Our entertainment services machines and the entertainment services industry generally, are subject to regulation by the Consumer Product Safety Commission and similar state and international regulatory authorities. The toys and other products dispensed from our entertainment services machines could be subject to involuntary recalls and other actions by regulatory authorities. Concerns about product safety may lead us to voluntarily recall or discontinue offering selected products. Potential or actual defects in any of our products distributed through our entertainment services machines could result in the rejection of our entertainment services products by consumers, damage to our reputation, lost sales, potential inventory valuation write-downs, excess inventory, diverted development resources and increased customer service and support costs, any of which could harm our business. Any such errors, potential or actual defects or recalls may not be covered by insurance or cause our insurance costs to increase in future periods.

We may be subject to product liability claims if property or people are harmed by our products and services.

Some of the products we sell, especially through our entertainment services machines, may expose us to product liability claims arising from personal injury, death or property damage. Any such product liability claim may result in adverse publicity regarding us, our entertainment service machines and the products we sell. Even if we successfully defend ourselves against or settle this type of claim, we could be forced to spend a substantial amount of money in litigation or settlement expenses and our management could be required to spend valuable time in dealing with these claims. Further, our vendors may not indemnify us against product liability. There is a risk that claim awards, settlement payments, related costs or associated liabilities may exceed, or fall outside the scope of, our insurance coverage and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition, or even possible imposition, of product liability could harm our business, financial condition and operating results.

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the twelve months ended February 8, 2008, the closing price of our common stock ranged from $25.00 to $34.50 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer relationships,

•	acquisition, merger, investment and disposition activities,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	release of analyst reports,

•	trends and fluctuations in the use of our coin, entertainment and e-payment services,

•	period-to-period fluctuations in our financial results,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	ineffective internal controls,

•	industry developments, and

•	economic or other external factors.

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

We are headquartered in Bellevue, Washington, where we maintain the majority of our sales, marketing, research and development, quality control, customer service operations and administration. In addition, our main entertainment services office is located in Louisville, Colorado, our primary e-payment office is located in Chicago, Illinois and our primary money transfer office is located in the United Kingdom.

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

In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8.0 million, plus interest. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

	High	Low

Fiscal 2006:
First Quarter	$27.13	$22.72
Second Quarter	29.58	21.83
Third Quarter	29.85	21.60
Fourth Quarter	34.40	27.92
Fiscal 2007:
First Quarter	$31.65	$28.30
Second Quarter	34.97	30.20
Third Quarter	34.00	30.36
Fourth Quarter	34.74	24.69

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 8, 2008 was $31.97 per share.

Holders

As of February 8, 2008, there were 165 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never paid any cash dividends on our capital stock. We currently intend to retain all future earnings to fund development and growth of our business, retire debt obligations or buy back our common stock for the foreseeable future. In addition, we are restricted from paying dividends under our current credit facility.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our fiscal year ended December 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, which incorporates by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders, the information concerning securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of our current credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2007, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $0.3 million bringing the total authorized for purchase under our credit facility to $25.3 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $18.8 million as of December 31, 2007, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2007, this authorization allows us to repurchase up to $15.0 million of our common stock.

Under our previous credit facility, we were permitted to repurchase up to $3.0 million of our common stock plus stock option proceeds received after July 7, 2004, from the issuance of new shares of capital stock under our employee equity compensation plans. As of November 20, 2007, the remaining amount authorized for repurchase was $11.7 million, however, this amount was superceded by the higher amount authorized under our current credit facility.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2007:

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of the	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Repurchased	per Share	Repurchase Programs	the Programs

October 1 - 31, 2007	—	—	—	$11,593,687
November 1 - 19, 2007	—	—	—	11,665,097
November 20 - 30, 2007	—	—	—	21,275,984
December 1 - 31, 2007	238,142	$27.42	238,142	14,965,596

	238,142	$27.42	238,142	$14,965,596

Item 6.	Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS:
REVENUE	$546,297	$534,442	$459,739	$307,100	$176,136
EXPENSES:
Direct operating	358,508	349,605	304,594	182,118	77,277
Operating taxes, net	(2,466)	9,929	8,705	4,808	1,309
Marketing	11,899	14,420	10,748	12,925	13,215
Research and development	5,153	5,246	5,716	5,465	5,772
General and administrative	55,193	50,977	32,488	27,475	19,344
Depreciation and other	58,841	52,836	45,347	35,302	27,006
Amortization of intangible assets	7,331	6,220	4,556	2,014	138
Impairment and excess inventory charges	65,220	—	—	—	—

(Loss) income from operations	(13,382)	45,209	47,585	36,993	32,075
OTHER INCOME (EXPENSE):
Interest income and other, net	2,348	1,543	1,477	344	263
Interest expense	(17,069)	(15,748)	(12,916)	(6,271)	(1,210)
Income (loss) from equity investments and other	1,333	(66)	353	177	—
Early retirement of debt	(1,794)	(238)	—	(706)	—

(Loss) income before income taxes	(28,564)	30,700	36,499	30,537	31,128
Income tax benefit (expense)	6,311	(12,073)	(14,227)	(10,169)	(11,573)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

NET (LOSS) INCOME	$(22,253)	$18,627	$22,272	$20,368	$19,555

NET (LOSS) INCOME PER SHARE:
Basic(1)	$(0.80)	$0.67	$0.86	$0.94	$0.91
Diluted(1)	$(0.80)	$0.66	$0.86	$0.93	$0.90
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$18,497	$18,687	$45,365	$61,878	$7,125
Cash in machine or in transit(2)	78,097	63,740	60,070	35,751	31,757
Cash being processed(3)	99,998	95,737	69,832	59,158	60,782
Total assets	768,573	718,083	643,401	547,134	204,074
Total debt, capital lease obligations and other	272,651	200,264	210,478	211,410	17,461
Common stock	354,509	343,229	328,951	282,046	191,370
Total stockholders’ equity	305,130	321,365	294,047	226,146	114,190

(1)	See Note 12 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Cash in machines or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or coin residing in our coin-counting or entertainment services machines.

(3)	Cash being processed represents coin residing in our coin-counting or entertainment services machines or being processed by carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. Except for the consolidated historical information, the following discussion contains forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” at the beginning of this Annual Report.

Overview

We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts consisting of self-service coin counting; entertainment services such as skill-crane machines, bulk vending machines and kiddie rides; and e-payment services such as money transfer services, prepaid wireless products, stored value cards, payroll cards and prepaid debit cards. In addition, we offer self-service DVD kiosks where consumers can rent or purchase movies. We also offer a range of point-of-sale terminals, stand-alone e-payment kiosks and e-payment enabled coin-counting machines in drugstores, universities, shopping malls, supermarkets and convenience stores in the United States, the United Kingdom and other countries.

Strategy

Our strategy, embodied in our 4th Wall concept, is based on cross-selling our full range of products and services to our retailers. In addition, we believe that we will continue to increase operating efficiencies by combining and concentrating our products and services in our retailers’ storefront.

We expect to continue devoting significant resources to building our sales organization in connection with our 4th Wall cross-selling strategy, adding administrative personnel to support our growing organization and developing the information technology systems and technology infrastructure necessary to support our products and services. We expect to continue evaluating new marketing and promotional programs to increase use of our products and services.

Business

Coin services

We are the leader in the self-service coin-counting services market. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2007, consumers processed more than $2.9 billion worth of coin through our coin-counting machines.

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

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001; we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 345 billion coins worth more than $18.6 billion in more than 505 million self-service coin-counting transactions. We own and operate more than 15,400 coin-counting machines in the United States, Canada, Puerto Rico and the United Kingdom (approximately 10,700 of which are e-payment enabled).

In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines installed at Wal-Mart locations over the next 12 to 18 months.

Entertainment services

We are the leading owner and operator of skill-crane and bulk vending machines in the United States. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 27,000 retail locations, totaling more than 280,000 pieces of equipment as of December 31, 2007. As with our coin services business, we own and service all of our entertainment services machines, providing a convenient and trouble free service to retailers. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

In February 2008, we reached an agreement with Wal-Mart to remove approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations during the first two quarters of 2008. Accordingly, we anticipate making certain resource re-allocations and will continue to evaluate any appropriate restructuring in this area in an effort to modulate operating expenses. Ultimately, any resource allocations will depend on the interplay between the net number of entertainment machines coming out of, and coin-counting machines going in to, Wal-Mart locations.

E-payment services

We offer e-payment services, including money transfer services, activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, and providing payroll card services. We offer various e-payment services in the United States and the United Kingdom through 17,500 point-of-sale terminals, 400 stand-alone e-payment kiosks and 10,700

e-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and AT&T. We generate revenue primarily through commissions or fees charged per e-payment transaction and pay our retailers a fee based on commissions earned on the sales of e-payment services.

Recent Events

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we have been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Along with our acquisition of DVDXpress in October 2007 and the majority ownership in Redbox, we offer self-service DVD kiosks where consumers can rent or purchase movies. Our DVD kiosks supply all the functionality of a traditional video rental store, yet occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged the same flat fee price. Our DVD kiosks are available in all states in the continental United States and Puerto Rico and offer our consumers with a more convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, which our retail partners receive a percentage of our fee.

In February 2008, we reached an agreement with Wal-Mart to significantly expand our Redbox DVD kiosks installed at Wal-Mart locations over the next 12 to 18 months.

As of January 18, 2008, the financial results of Redbox will be consolidated into our financial statements. Further, we will recognize a reduction of minority interests on the Consolidated Statement of Operations relating to the 49% equity interest to which we do not own. We expect our 2008 consolidated revenues to significantly increase due to the consolidation of Redbox and we further expect our consolidated operating expenses will increase accordingly.

Effective January 1, 2008, we completed the acquisition of GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of up to $70.0 million. The purchase price includes a $60.0 million cash payment (subject to a customary working capital adjustment) at closing. Of the $60.0 million paid at closing, $6.0 million is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement until the earlier of (1) the date eighteen months following the closing and (2) the date thirty days after completion in calendar year 2009 of the 2008 calendar year audit. An additional $34.0 million of the $60.0 million paid at closing is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement with respect to a lawsuit against GroupEx and one of the sellers, which will be held until a final court order or written settlement agreement resolving such lawsuit has been obtained. In addition, there is a contingent payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition:  We recognize revenue as follows:

•	Coin-counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet as cash in machine or in transit. This estimate is based on the average daily revenue per machine multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services cash in machine was approximately $8.4 million and $7.1 million as of December 31, 2007 and 2006, respectively;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees. Money transfer revenue is recognized at the time the customer completes the transaction.

Purchase price allocations:  In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

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

As of December 31, 2007, we have two reporting units; North American and International. Based on the annual goodwill test for impairment we performed for the years ended December 31, 2007 and 2006, we determined there was no impairment of our goodwill. There was no goodwill impairment associated with the asset group that had the impairment charge described below as that asset group is not a reporting unit as defined by SFAS 142.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions through the end of 2007. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range from 1 to 40 years.

Impairment of long-lived assets:  Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. While we continue to review and analyze many factors that can impact our business in the future, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions.

Prior to December 31, 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations over the next 12 to 18 months. In conjunction with the expansion, we will be removing approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a non-cash impairment charge of $65.2 million related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million relates to the impairment of these cranes, bulk heads and kiddie rides, $7.9 million relates to the impairment of intangible assets and $4.7 million relates to the write-off of inventory. We estimated the fair values of these assets using discounted cash flows, or liquidation value for certain assets, which we considered an appropriate method in the circumstance.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”) which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions.

As of the adoption date and as of December 31, 2007 we identified $1.2 million of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and December 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

Cash in machine or in transit and cash being processed:  Cash in machine or in transit represents coin residing or estimated in our coin-counting or entertainment machines, cash being processed by carriers, cash in our cash registers and cash deposits in transit. Cash being processed represents cash which we are obligated to use to settle our accrued liabilities payable to retailers.

Stock-based compensation:  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified-prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008. We are currently reviewing the provisions of SFAS 157 to determine the impact to our Consolidated Financial Statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 159 is not expected to have a material impact to our Consolidated Financial Statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R, retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 141R to determine the impact to our Consolidated Financial Statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 160 to determine the impact to our Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Results of Operations — Years Ended December 31, 2007, 2006 and 2005

Revenue

Our coin and e-payment revenues consist primarily of the revenue generated from our coin-counting services and our e-payments services such as money transfer services, prepaid wireless products, stored value cards and payroll cards.

Our entertainment revenues consist primarily of the revenues generated from our skill-crane machines, bulk vending machines and kiddie rides.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Coin and e-payment revenues	$307.4	$261.0	$46.4	17.8%	$220.7	$40.3	18.3%
Entertainment revenues	$238.9	$273.4	$(34.5)	−12.6%	$239.0	$34.4	14.4%

Total Revenue	$546.3	$534.4	$11.9	2.2%	$459.7	$74.7	16.2%

Our coin and e-payment revenues increased in 2007 from 2006 and in 2006 from 2005 as a result of an increase in the number of transactions, an increase in the number of installed coin-counting machines, the volume of coins processed by our coin-counting machines, and as a result of our acquisition of CMT in the second quarter of 2006.

The total dollar value of coins processed through our network increased to approximately $2.9 billion in 2007 from $2.6 billion in 2006 and $2.3 billion in 2005. Additionally, the total coin-counting machines installed as of December 31, 2007, 2006 and 2005 were approximately 15,400, 13,500 and 12,800, respectively. Revenues for CMT were $24.2 million and $9.0 million for 2007 and 2006, respectively. We expect to continue installing additional coin-counting, e-payment, and DVD machines and therefore, expect to continue to experience revenue growth in these areas in the foreseeable future.

We believe that the decrease in our entertainment services revenues in 2007 from 2006 is due to several factors, including the decrease in foot traffic among the United States’ retailers, the China lead paint scare and the status of the United States’ economy. We expect that these factors will continue to negatively affect our entertainment services business in 2008. Additionally, we expect our entertainment services revenue to further decrease in 2008 as a result of our agreement reached with Wal-Mart to remove of approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations during the first two quarters of 2008. Our entertainment services revenues increased in 2006 from 2005 as a result of the acquisition of Amusement Factory in the fourth quarter of 2005 and an increase in machines installed.

Direct Operating Expenses

Our direct operating expenses consist primarily of the cost of (1) the percentage of transaction fees and commissions we pay to our retailers and agents, (2) coin pick-up, transportation and processing expenses, (3) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines and (4) field operations support and related expenses. Variations in the percentage of transaction fees we pay to our retailers and agents may result in increased expenses. Such variations are based on our negotiations and evaluation of certain factors, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Direct operating expenses	$358.5	$349.6	$8.9	2.5%	$304.6	$45.0	14.8%
as a% of Total Revenue	65.6%	65.4%			66.3%

Direct operating expenses increased in 2007 and in 2006 primarily as result of an increase in the number of revenue transactions and the acquisition of CMT in the second quarter of 2006 and Amusement Factory in the fourth quarter of 2005, offset by operating synergies achieved in integration of our acquired companies. In addition, direct operating expenses increased in 2006 from 2005 as a result of $1.1 million incremental expense due to the adoption of SFAS 123R. Direct operating expenses for CMT were $22.8 million and $8.5 million for 2007 and 2006, respectively. We are continuing to integrate our various business operations and have realized operating expense efficiencies.

Operating taxes, net

Taxes related to operating our business are recorded in operating taxes, net on the consolidated statement of operations. Such taxes include the 2007 telecommunication fee refund, property taxes, sales and use taxes, and franchise taxes and do not include income taxes.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Operating taxes, net	$(2.5)	$9.9	$(12.4)	−125.3%	$8.7	$1.2	13.8%
as a% of Total Revenue	−0.5%	1.9%			1.9%

Operating taxes, net decreased in 2007 from 2006 primarily due to the recognition of a telecommunication fee refund of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. The $11.8 million represents the refund amount as filed on our fiscal year 2006 federal income tax return. In February 2008, we received the refund in the amount that we estimated.

Marketing

Marketing expenses represent our cost of advertising, marketing and public relation efforts in national and regional advertising and the major international markets in which we operate our money transfer services. For example, we have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue through 2008, continues driving increased trial and repeat use of both our coin services offerings and e-payment products.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Marketing	$11.9	$14.4	$(2.5)	−17.4%	$10.7	$3.7	34.6%
as a% of Total Revenue	2.2%	2.7%			2.3%

Marketing expenses decreased in 2007 from 2006 primarily due to advertising mix in our different markets offset by an increase in spending resulting from the acquisition of CMT in the second quarter of 2006. Marketing expenses increased in 2006 from 2005 primarily as a result of our acquisition of CMT in the second quarter of 2006.

Research and Development

Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Research and development	$5.2	$5.2	$—	0.0%	$5.7	$(0.5)	−8.8%
as a% of Total Revenue	1.0%	1.0%			1.2%

Research and development expenses have remained relatively consistent in 2007, 2006 and in 2005. Research and development expenses represent expenditures to support development and design of complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system. We intend to continue to invest in research and development at levels commensurate with 2007.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

General and administrative	$55.2	$51.0	$4.2	8.2%	$32.5	$18.5	56.9%
as a% of Total Revenue	10.1%	9.5%			7.1%

General and administrative expenses increased in 2007 from 2006 due to the acquisition of CMT in the second quarter of 2006, an increase in stock-based compensation expense, an increase in rent expense due to additional administrative office space, offset by administrative synergies achieved in the integration of our administrative processes. General and administrative expenses for CMT were $6.5 million and $3.7 million for 2007 and 2006, respectively.

General and administrative expenses increased in 2006 from 2005 as a result of the incremental expense due to the adoption of SFAS 123R of $4.0 million, acquisitions of our entertainment subsidiaries and the incremental cost of supporting subsidiary companies with regional offices throughout the United States and in the United Kingdom.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed coin-counting and entertainment services machines as well as on computer equipment and leased automobiles.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Depreciation and other	$58.8	$52.8	$6.0	11.4%	$45.3	$7.5	16.6%
as a% of Total Revenue	10.8%	9.9%			9.9%

Depreciation and other expense increased in 2007 and in 2006 primarily due to our various acquisitions during these periods as well as an increase in our capital expenditures primarily related to new and upgrades to existing coin-counting and entertainment machines.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Amortization of intangible assets	$7.3	$6.2	$1.1	17.7%	$4.6	$1.6	34.8%
as a% of Total Revenue	1.3%	1.2%			1.0%

Amortization of intangible assets increased in 2007 and in 2006 due to the full-year amortization related to our various acquisitions, including CMT in 2006.

Impairment and excess inventory charges

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Impairment and excess inventory charges	$65.2	$—	$65.2	100.0%	$—	$—	0.0%
as a% of Total Revenue	11.9%	0.0%			0.0%

Prior to December 31, 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosks locations over the next 12 to 18 months. In conjunction with the expansion, we will be removing approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. As a result, we recorded a non-cash impairment charge of $65.2 million as of December 31, 2007 included in the Consolidated Statement of Operations related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million relates to the impairment of these cranes, bulk heads, and kiddie rides, $7.9 million relates to the impairment of intangible assets and $4.7 million relates to the write-off of inventory.

Other Income and Expense

	Year Ended December 31,
(In millions, except percentages)	2007	2006	$ Chng	% Chng	2005	$ Chng	% Chng

Interest income and other, net	$2.3	$1.5	$0.8	53.3%	$1.5	$—	0.0%
Interest expense	$(17.1)	$(15.7)	$(1.4)	8.9%	$(12.9)	$(2.8)	21.7%
Income (loss) from equity investments and other	$1.3	$(0.1)	$1.4	−1400.0%	$0.4	$(0.5)	−125.0%
Early retirement of debt	$(1.8)	$(0.2)	$(1.6)	800.0%	$—	$(0.2)	100.0%

Interest income and other, net increased in 2007 from 2006 primarily due to the recognition of interest income on our telecommunication fee refund offset by lower than average investment balances. Interest income and other, net was unchanged in 2006 from 2005.

Interest expense increased in 2007 and in 2006 primarily due to higher outstanding debt balances, higher interest rates and increased capital leases.

Income (loss) from equity investments and other increased in 2007 from 2006 primarily as a result of recording our portion of the telecommunication fee refund expected to be collected by us on behalf of a related third party.

Early retirement of debt expense was $1.8 million in 2007 and $0.2 million in 2006. On November 20, 2007, in connection with entering into our new debt facility, we retired the outstanding balance of our previous debt facility dated July 7, 2004 resulting in a charge of $1.8 million for the write-off of deferred financing fees. The early retirement of debt expense in 2006 relates to accelerated deferred financing fees related to our mandatory pay down of $16.9 million under our previous debt facility in the first quarter of 2006.

Income Taxes

The effective income tax rate was 22.1% in 2007 compared with 39.3% in 2006 and 39.0% in 2005. As illustrated in Note 11 to the Consolidated Financial Statements, the effective income tax rate for 2007 varies from the federal statutory tax rate of 35% primarily due to a change in valuation allowance on foreign net operating losses, the impact of changes in foreign tax rates, state income taxes, non-deductible stock-based compensation expense recorded for incentive stock option (“ISO”) awards offset by the benefit arising for ISO disqualifying dispositions and changes in deferred tax assets due to adjustments to state operating loss carryforwards.

The effective income tax rate for 2006 varies from the federal statutory tax rate of 35% primarily due to state income taxes, non-deductible stock-based compensation expense recorded for ISO awards offset by the benefit arising for ISO disqualifying dispositions, the impact of our election during the third quarter of 2006 of the indefinite reversal criteria for unremitted foreign earnings under APB No. 23, Accounting for Income Taxes — Special Areas (“APB 23”), the impact of adjusting our deferred tax asset associated with state operating loss carryforwards, the impact of recognizing an increase to our available research and development credit, as well as the impact of recognition of a valuation allowance to offsetting foreign deferred tax assets relating to our acquisition of CMT. The effective income tax rate for 2005 varied from the federal statutory tax rate of 35% primarily due to state income taxes.

As of December 31, 2007 and 2006, our net deferred income tax assets totaled $19.9 million and $10.3 million, respectively. In the years ended December 31, 2007, 2006 and 2005 we recorded tax (benefit) expense of $(6.3) million, $12.1 million and $14.2 million, respectively, which, as a result of our United States net operating loss carryforwards, will not result in cash payments for United States federal income taxes other than federal alternative minimum taxes. Current tax payments have been made to state and foreign jurisdictions.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2007, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $196.6 million, which consisted of cash and cash equivalents immediately available to fund our operations of $18.5 million, cash in machine or in transit of $78.1 million and cash being processed of $100.0 million (which relates to our partner payable liability as recorded in “accrued liabilities payable to retailers” in the Consolidated Balance Sheet). Working capital was $104.7 million as of December 31, 2007, compared with $73.1 million as of December 31, 2006. The increase in working capital was primarily the result of the recognition of the receivable related to our telecommunication fee refund and the timing of payments to our vendors and retailers.

Net cash provided by operating activities was $58.1 million for the year ended December 31, 2007, compared to net cash provided by operating activities of $115.4 million for the year ended December 31, 2006. Cash provided by operating activities decreased primarily as a result of cash used by our operating assets and liabilities of $44.8 million for the year ended December 31, 2007 as compared to cash provided by operating assets and liabilities of $20.3 for the year ended December 31, 2006. Cash used by our operating assets and liabilities increased mainly due to the timing of payments to our retailers and the recognition of our telecommunication fee refund that was recorded in 2007 but not collected until 2008. This was offset by an increase in cash provided from operating results net of non-cash transactions on our Consolidated Income Statement of $7.8 million. The increase of $7.8 million resulted mostly from the 2007 impairment and excess inventory charges, increases in depreciation and other expense and amortization of intangible assets acquired from acquisitions.

Net cash used by investing activities for the year ended December 31, 2007 was $99.3 million compared to $89.0 million in the prior year period. In 2007 net cash used by investing activities consisted of a promissory note with Redbox of $10.0 million, acquisitions of subsidiaries of $7.3 million and capital expenditures of $84.3 million offset by proceeds from the sale of fixed assets of $2.3 million. Comparatively, in 2006 net cash used by investing activities consisted of net equity investments of $12.1 million, acquisitions of subsidiaries of $31.3 million and capital expenditures of $45.9 million. The increase in capital expenditures year-over-year is primarily a result of increased installation of coin and DVD machines during the year, upgrades to our machines, and other corporate infrastructure costs.

Net cash provided by financing activities for the year ended December 31, 2007, was $58.3 million compared to net cash used by financing activities of $25.8 million in the prior year period. In 2007, net cash provided by financing activities represented the borrowings on both our current and prior credit facilities of $400.5 million, proceeds of employee stock option exercises of $4.3 million and the excess tax benefit from exercise of stock options of $3.7 million, offset by cash used to make principal payments on debt of $338.5 million (including a $329.0 million early retirement of our prior credit facility), to repurchase our common stock of $10.0 million and financing costs associated with our current credit facility of $1.7 million. In 2006, net cash provided by financing activities represented the proceeds of employee stock option exercises of $5.4 million and the excess tax benefit from exercise of stock options of $1.0 million, offset by cash used to repurchase our common stock of $8.0 million and principal payments on debt of $24.2 million, including a $16.9 million mandatory paydown under the terms of our prior credit facility.

Equity Investments

In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. In 2006, we invested an additional $12.0 million related to a conditional consideration agreement as certain targets were met; however, the percentage of our ownership interest in Redbox did not change. In 2007, we entered into a loan with Redbox in the amount of $10.0 million bearing interest at 11% per annum. Interest payments are first due on May 1, 2009 and then on each three month period thereafter through the maturity date of May 1, 2010. The loan is recorded in Other Assets on the Consolidated Balance Sheet as of December 31, 2007.

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we have been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we will consolidate Redbox’s financial results into our Consolidated Financial Statements.

Credit Facility

On November 20, 2007, we entered into a senior secured revolving line of credit facility, which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Fees for this facility of approximately $1.7 million are being amortized over the 5-year life of the revolving line of credit facility. We amortize deferred finance fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of December 31, 2007, our outstanding revolving line of credit balance was $257.0 million.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “BBA LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the BBA LIBOR Rate, the margin ranges from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranges from 0 to 50 basis points. As of December 31, 2007, our weighted average interest rate on the revolving line of credit facility was 6.3%.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of December 31, 2007, we were in compliance with all covenants.

Previous to November 20, 2007, we were a party to a credit agreement entered into on July 7, 2004, with a syndicate of lenders led by JPMorgan Chase Bank and Lehman Brothers, Inc. The senior secured credit facility provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. On November 20, 2007, all outstanding debt on this facility was paid in full resulting in a charge totaling $1.8 million for the write-off of deferred financing fees.

Under the terms of our current credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2007, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $0.3 million bringing the total authorized for purchase under our credit facility to $25.3 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $18.8 million as of December 31, 2007, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2007, this authorization allow us to repurchase up to $15.0 million of our common stock.

As of December 31, 2007, we had six irrevocable standby letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2008, are used to collateralize certain obligations to third parties. Prior to and as of December 31, 2007, no amounts have been or are outstanding under these standby letters of credit.

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting machine volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including cash required by future acquisitions, consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product and service offerings and enhancements.

Off-Balance Sheet Arrangements

As of December 31, 2007, off-balance sheet arrangements are comprised of our operating leases and letters of credit disclosed in Note 8 to our Consolidated Financial Statements. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or Consolidated Financial Statements.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2007:

	Payments Due by Period
		Less than 1	1-3	4-5	After 5
Contractual Obligations	Total	year	years	years	years

			(In thousands)

Long-term debt(1)	$257,000			$257,000
Capital lease obligations(2)	15,084	7,166	7,482	436
Operating leases(3)	13,974	4,959	5,813	2,988	214
Purchase obligations(4)	11,378	11,378
Asset retirement obligations(5)	1,610				1,610
Liability for uncertain tax positions(6)	1,200			1,200

Total contractual cash obligations	$300,246	$23,503	$13,295	$261,624	$1,824

(1)	Long-term debt does not include contractual interest payments as they are variable in nature.

(2)	Capital lease obligations represent gross minimum lease payments, which includes interest.

(3)	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

(4)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(5)	Asset retirement obligations represent the fair value of a liability related to the machine removal costs following contract expiration.

(6)	Liability for uncertain tax positions represents amounts that we are contingently liable for based on our tax positions which their respective statute of limitations ends within 4 to 5 years.

	Amount of Commitment Expiration by Period
		Less than 1	1-3	4-5	After 5
Other Commercial Commitments	Total	year	years	years	years

	(In thousands)

Letters of credit	$12,428	$12,428

Total commercial commitments	$12,428	$12,428	$—	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with a syndicate of lenders led by Bank of America, N.A. and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less, and our credit facility interest rates are based upon either the LIBOR, prime rate or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value.

Based on our outstanding revolving line of credit obligations of $257.0 million as of December 31, 2007, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $2.6 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $2.6 million. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

We are further subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Europe, Canada and Mexico.

Item 8.	Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item, which are included as a separate section on page 36 and which are incorporated herein by reference.

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

	Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2007(1)	2007(2)	2007	2007	2006	2006	2006(3)	2006

	(In thousands, except per share data)
	(unaudited)

Consolidated Statement of Operations:
Revenue	$133,314	$143,291	$137,356	$132,336	$138,047	$140,036	$130,327	$126,032
Expenses:
Direct operating	83,166	96,209	89,941	89,192	90,856	88,943	84,932	84,874
Operating taxes, net	1,946	(9,488)	2,629	2,447	1,936	2,446	2,722	2,825
Marketing	2,009	5,650	2,614	1,626	5,481	4,626	3,389	924
Research and development	1,070	1,397	1,345	1,341	1,155	1,457	1,393	1,241
General and administrative	13,857	15,685	13,404	12,247	13,033	13,984	12,594	11,366
Depreciation and other	14,724	15,100	14,549	14,468	13,272	13,410	13,295	12,859
Amortization of intangible assets	1,962	1,813	1,817	1,739	1,722	1,661	1,510	1,327
Impairment and excess inventory charges	65,220	—	—	—	—	—	—	—

(Loss) income from operations	(50,640)	16,925	11,057	9,276	10,592	13,509	10,492	10,616
Interest income and other, net	292	1,808	173	75	165	487	420	471
Interest expense	(4,605)	(4,365)	(4,125)	(3,974)	(3,910)	(4,120)	(3,986)	(3,732)
Income (loss) from equity investments and other	472	2,217	(1,101)	(255)	(118)	(443)	304	191
Early retirement of debt	(1,794)	—	—	—	—	—	—	(238)

(Loss) income before income taxes	(56,275)	16,585	6,004	5,122	6,729	9,433	7,230	7,308
Income tax benefit (expense)	19,053	(7,520)	(2,656)	(2,566)	(1,689)	(4,144)	(3,111)	(3,129)

Net (loss) income	$(37,222)	$9,065	$3,348	$2,556	$5,040	$5,289	$4,119	$4,179

Net (loss) income per share:
Basic	$(1.34)	$0.33	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15
Diluted	$(1.34)	$0.32	$0.12	$0.09	$0.18	$0.19	$0.15	$0.15

(1)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge which is more fully described in Note 2 to our Consolidated Financial Statements.

(2)	In the third quarter of 2007, we recognized a telecommunication fee refund which is more fully described in Note 2 and Note 17 to our Consolidated Financial Statements.

(3)	In the second quarter of 2006, we acquired CMT.

Seasonality

We have historically experienced seasonality in our revenues with higher revenues in the second half of the year than in the first half of the year. Our coin services generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our e-payment services (including money transfer) generally provides its highest revenue in the fourth quarter. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and e-payment services and relatively lower margin entertainment services.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(i)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(ii)	Internal Control Over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(b) Attestation report of the registered public accounting firm.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 41.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 41 of this Annual Report.

(a)(1) Index to Financial Statements

(a)(2) Index to Financial Statement Schedules

All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated May 23, 2004, by and among Registrant, Sesame Mergeco, Inc., ACMI Holdings, Inc., American Coin Merchandising, Inc. and Wellspring Capital Management LLC, as Stockholder Representative. (1)
2.2	LLC Interest Purchase Agreement dated November 17, 2005 by and among Redbox Automated Retail, LLC, McDonald’s Ventures, LLC and Registrant. (2)

Exhibit Number		Description of Document

2.3		Asset Purchase Agreement by and among The Amusement Factory, L.L.C., Levine Investments Limited Partnership, American Coin Merchandising, Inc., Adventure Vending Inc. and Registrant. (3)
2.4		Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 by and among Travelex Limited, Registrant and Travelex Group Limited. (22)
2.5		Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran. (31)
2.6		First Amendment of Stock Purchase Agreement dated January 1, 2008 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran. (35)
3.1		Amended and Restated Certificate of Incorporation. (4)
3.2		Amended and Restated Bylaws. (33)
4.1		Reference is made to Exhibits 3.1 through 3.2. (4)
4.2		Specimen Stock Certificate. (4)
4.3		Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between Registrant and certain investors, as amended October 22, 1996. (4)
4.4		Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc. (5)
4.5		Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4. (5)
4.6		Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4. (5)
10	.1*	1997 Employee Stock Purchase Plan. (4)
10	.2*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan. (6)
10	.3*	Outside Directors’ Deferred Compensation Plan. (7)
10	.4*	1997 Amended and Restated Equity Incentive Plan. (8)
10	.5*	2000 Amended and Restated Equity Incentive Plan. (9)
10	.6*	Executive Deferred Compensation Plan. (7)
10	.7*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005. (10)
10	.8*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to the CEO or CFO. (20)
10	.9*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to plan participants other than the CEO or CFO. (20)
10	.10*	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice. (10)
10	.11*	Form of Indemnity Agreement between Registrant and its Executive Officers and Directors. (4)
10	.12*	Form of Release Agreement. (11)
10	.13*	Summary of 2007 Base Salaries for 2006 Named Executive Officers. (30)
10	.14*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005. (12)
10	.15*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO or CFO. (20)
10	.16*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to plan participants other than the CEO or CFO. (20)
10	.17*	Summary of Director Fees. (32)
10.18		Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent. (1)

Exhibit Number		Description of Document

10.19		First Amendment, dated December 21, 2004, to the Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent. (13)
10.20		Lease Agreement, dated January 1, 2004, by and between Registrant and EOP Operating Limited Partnership. (14)
10.21		Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of Registrant, as amended June 6, 2003. (15)
10	.22*	Employment Agreement between Brian V. Turner and Registrant dated August 5, 2005. (16)
10	.23*	Change of Control Agreement between Brian V. Turner and Registrant dated August 5, 2005. (16)
10	.24*	Employment Agreement between David W. Cole and Registrant dated January 1, 2004. (14)
10	.25*	Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001. (17)
10.26		Voting Agreement between Levine Investments Limited Partnership and Registrant dated November 1, 2005. (18)
10	.27*	2006 Incentive Compensation Plan. (19)
10.28		Lease Agreement dated November 1, 2005, by and between Van Nuys Airpark Building 5, LLC and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)
10.29		Lease Agreement dated November 1, 2005, by and between Van Nuys Airpark Building 5, LLC and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)
10.30		Lease Agreement dated November 1, 2005, by and between Levine & Riggle Rental Company Limited Partnership and Adventure Vending Inc., a wholly-owned subsidiary of Registrant. (21)
10.31		Transitional Services Agreement dated May 31, 2006 between Travelex Limited, Travelex Money Transfer Limited and Registrant. (23)
10	.32*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors. (24)
10	.33*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors. (24)
10	.34*	Employment Agreement effective as of July 7, 2006, between Randall J. Fagundo and Registrant. (25)
10	.35*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan. (26)
10	.36*	Form of Restricted Stock Award for CEO or CFO for Performance-Based Awards Made to the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan. (27)
10	.37*	Form of Restricted Stock Award for Participants Other than the CEO or CFO for Performance-Based Awards to Plan Participants Other than the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan. (27)
10	.38*	2007 Incentive Compensation Plan. (28)
10	.39*	Form of Change of Control Agreement. (29)
10	.40*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan. (32)
10.41		Credit Agreement, dated November 20, 2007, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto. (34)
21.1		Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm — KPMG LLP.
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 7, 2004 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 18, 2005 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2005 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File Number 000-22555).

(8)	Incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2008 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2001 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 22, 2004 (File Number 000-22555).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2005 (File Number 000-22555).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on November 2, 2005 (File Number 000-22555).

(19)	Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2006 (File Number 000-22555).

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-22555).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File Number 000-22555).

(22)	Incorporated by reference to the Registrant’s Form 8-K filed on May 4, 2006 (File Number 000-22555).

(23)	Incorporated by reference to the Registrant’s Form 8-K filed on June 6, 2006 (File Number 000-22555).

(24)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).

(25)	Incorporated by reference to the Registrant’s Form 8-K filed on July 5, 2006 (File Number 000-22555).

(26)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File Number 000-22555).

(27)	Incorporated by reference to the Registrant’s Form 8-K filed on February 6, 2007 (File Number 000-22555).

(28)	Incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2007 (File Number 000-22555).

(29)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).

(30)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 000-22555).

(31)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).

(32)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).

(33)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2007 (File Number 000-22555).

(34)	Incorporated by reference to the Registrant’s Form 8-K filed on November 26, 2007 (File Number 000-22555).

(35)	Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2008 (File Number 000-22555).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ Brian V. Turner
Brian V. Turner
Chief Financial Officer
Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Cole David W. Cole	Chief Executive Officer and Director	February 28, 2008

/s/ Brian V. Turner Brian V. Turner	Chief Financial Officer	February 28, 2008

/s/ Richard C. Deck Richard C. Deck	Chief Accounting Officer	February 28, 2008

/s/ Keith D. Grinstein Keith D. Grinstein	Chairman of the Board	February 28, 2008

/s/ Deborah L. Bevier Deborah L. Bevier	Director	February 28, 2008

/s/ David M. Eskenazy David M. Eskenazy	Director	February 28, 2008

/s/ R. Michael Rouleau R. Michael Rouleau	Director	February 28, 2008

/s/ Robert D. Sznewajs Robert D. Sznewajs	Director	February 28, 2008

/s/ Ronald B. Woodard Ronald B. Woodard	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Coinstar, Inc.:

We have audited Coinstar, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Coinstar, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Seattle, Washington
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Seattle, Washington
February 25, 2008

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,497	$18,687
Cash in machine or in transit	78,097	63,740
Cash being processed	99,998	95,737
Accounts receivable, net of allowance for doubtful accounts of $1,489 and $1,050 at December 31, 2007 and 2006, respectively	49,809	21,339
Inventory	33,360	39,334
Deferred income taxes	3,459	17,775
Prepaid expenses and other current assets	18,747	13,371

Total current assets	301,967	269,983
PROPERTY AND EQUIPMENT, NET	146,041	160,962
DEFERRED INCOME TAXES	16,447	34
OTHER ASSETS	15,150	3,807
EQUITY INVESTMENTS	33,052	31,259
INTANGIBLE ASSETS, NET	34,457	43,121
GOODWILL	221,459	208,917

TOTAL ASSETS	$768,573	$718,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,829	$57,536
Accrued liabilities payable to retailers	99,998	95,737
Other accrued liabilities	40,911	35,693
Current portion of long-term debt and capital lease obligations	6,505	7,883

Total current liabilities	197,243	196,849
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	266,146	192,381
DEFERRED TAX LIABILITY	54	7,488

TOTAL LIABILITIES	463,443	396,718
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value — Authorized, 5,000,000 shares; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value — Authorized, 45,000,000 shares; 29,665,125 and 29,383,150 issued and 27,739,044 and 27,816,011 shares outstanding at December 31, 2007 and 2006, respectively	354,509	343,229
(Accumulated deficit) retained earnings	(16,784)	5,469
Treasury stock	(40,831)	(30,806)
Accumulated other comprehensive income	8,236	3,473

Total stockholders’ equity	305,130	321,365

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$768,573	$718,083

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

REVENUE	$546,297	$534,442	$459,739
EXPENSES:
Direct operating	358,508	349,605	304,594
Operating taxes, net	(2,466)	9,929	8,705
Marketing	11,899	14,420	10,748
Research and development	5,153	5,246	5,716
General and administrative	55,193	50,977	32,488
Depreciation and other	58,841	52,836	45,347
Amortization of intangible assets	7,331	6,220	4,556
Impairment and excess inventory charges	65,220	—	—

(Loss) income from operations	(13,382)	45,209	47,585
OTHER INCOME (EXPENSE):
Interest income and other, net	2,348	1,543	1,477
Interest expense	(17,069)	(15,748)	(12,916)
Income (loss) from equity investments and other	1,333	(66)	353
Early retirement of debt	(1,794)	(238)	—

(Loss) income before income taxes	(28,564)	30,700	36,499
Income tax benefit (expense)	6,311	(12,073)	(14,227)

NET (LOSS) INCOME	$(22,253)	$18,627	$22,272

NET (LOSS) INCOME PER SHARE:
Basic	$(0.80)	$0.67	$0.86
Diluted	$(0.80)	$0.66	$0.86
WEIGHTED SHARES OUTSTANDING:
Basic	27,805	27,686	25,767
Diluted	27,805	28,028	26,033

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
			Retained Earnings		Other
	Common Stock		(Accumulated		Comprehensive		Comprehensive
	Shares	Amount	Deficit)	Treasury Stock	Income (Loss)	Total	Income (Loss)

BALANCE, December 31, 2004	25,227,487	$282,046	$(35,430)	$(22,783)	$2,313	$226,146
Proceeds from issuance of shares under employee stock purchase plan	82,454	989				989
Proceeds from exercise of stock options, net	323,633	4,559				4,559
Stock-based compensation expense	84,782	340				340
Tax benefit on share-based compensation		1,048				1,048
Equity purchase of assets, net of issuance cost of $66	2,057,272	39,969				39,969
Net income			22,272			22,272	$22,272
Short-term investments net of tax benefit of $4					(6)	(6)	(6)
Foreign currency translation adjustments net of tax benefit of $832					(1,324)	(1,324)	(1,324)
Interest rate hedges on long-term debt net of tax expense of $35					54	54	54

Total comprehensive income							$20,996

BALANCE, December 31, 2005	27,775,628	328,951	(13,158)	(22,783)	1,037	294,047
Proceeds from exercise of stock options, net	310,840	5,368				5,368
Stock-based compensation expense		6,258				6,258
Tax benefit on share-based compensation		979				979
Equity purchase of assets	63,468	1,673				1,673
Treasury stock purchase	(333,925)			(8,023)		(8,023)
Net income			18,627			18,627	$18,627
Short-term investments net of tax expense of $8					12	12	12
Foreign currency translation adjustments net of tax expense of $732					2,482	2,482	2,482
Interest rate hedges on long-term debt net of tax benefit of $34					(58)	(58)	(58)
Total comprehensive income							$21,063

BALANCE, December 31, 2006	27,816,011	343,229	5,469	(30,806)	3,473	321,365
Proceeds from exercise of stock options, net	218,229	4,232				4,232
Stock-based compensation expense	63,746	6,421				6,421
Tax benefit on share-based compensation		627				627
Treasury stock purchase	(358,942)			(10,025)		(10,025)
Net loss			(22,253)			(22,253)	$(22,253)
Short-term investments net of tax expense of $2					1	1	1
Foreign currency translation adjustments net of tax expense of $205					4,828	4,828	4,828
Interest rate hedges on long-term debt net of tax benefit of $44					(66)	(66)	(66)

Total comprehensive loss							$(17,490)

BALANCE, December 31, 2007	27,739,044	$354,509	$(16,784)	$(40,831)	$8,236	$305,130

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net (loss) income	$(22,253)	$18,627	$22,272
Adjustments to reconcile (loss) income from operations to net cash provided by operating activities:
Depreciation and other	58,841	52,836	45,347
Amortization of intangible assets	7,331	6,220	4,556
Amortization of deferred financing fees	712	760	785
Loss on early retirement of debt	1,794	238	—
Impairment and excess inventory charges	65,220	—	—
Non-cash stock-based compensation	6,421	6,258	340
Excess tax benefit on share based awards	(3,764)	(1,033)	—
Deferred income taxes	(9,142)	10,183	14,315
(Income) loss from equity investments	(1,624)	66	(353)
Return on equity investments	—	929	974
Other	(656)	38	41
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(27,016)	(8,464)	(2,159)
Inventory	(3,547)	(9,253)	2,920
Prepaid expenses and other current assets	(8,594)	(3,138)	(2,480)
Other assets	(4,773)	(444)	172
Accounts payable	(7,624)	25,507	880
Accrued liabilities payable to retailers	2,535	9,977	12,722
Accrued liabilities	4,205	6,073	2,791

Net cash provided by operating activities	58,066	115,380	103,123
INVESTING ACTIVITIES:
Purchase of property and equipment	(84,318)	(45,867)	(43,905)
Acquisitions, net of cash acquired	(7,249)	(31,254)	(20,832)
Equity investments	—	(12,109)	(20,327)
Loan to equity investee	(10,000)	—	—
Proceeds from sale of fixed assets	2,294	254	432

Net cash used by investing activities	(99,273)	(88,976)	(84,632)
FINANCING ACTIVITIES:
Principal payments on long-term debt, revolver loan and capital lease obligations	(338,543)	(24,209)	(3,762)
Borrowings on previous and current credit facilities	400,500	—	—
Financing costs associated with revolving line of credit	(1,692)	—	—
Excess tax benefit on share based awards	3,764	1,033	—
Repurchase of common stock	(10,025)	(8,023)	—
Proceeds from exercise of stock options	4,281	5,357	5,548

Net cash provided (used) by financing activities	58,285	(25,842)	1,786
Effect of exchange rate changes on cash	1,350	2,335	(1,797)
NET INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	18,428	2,897	18,480
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	178,164	175,267	156,787

End of period	$196,592	$178,164	$175,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,901	$14,795	$11,516
Cash paid during the period for income taxes	3,480	1,982	1,089
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$9,700	$13,811	$2,280
Common stock issued in conjuction with acquisition	—	1,673	39,969
Accrued acquisition costs	1,051	217	—

See notes to Consolidated Financial Statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

NOTE 1:	ORGANIZATION AND BUSINESS

Description of company:  Incorporated as a Delaware company in 1993, Coinstar is a multi-national company offering a range of 4th Walltm solutions for retailers’ storefronts consisting of self-service coin counting, electronic payment (“e-payment”) services such as money transfer services, stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks, and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. In addition, we offer self-service DVD kiosks where consumers can rent or purchase movies. Our services, in one form or another, are currently offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, the United Kingdom and other countries. As of December 31, 2007, we had a total of approximately 15,400 coin-counting machines installed, over 280,000 entertainment services machines installed, over 17,500 locations where our point-of-sale terminals were installed and over 400 non-coin-counting kiosks installed.

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

Cash in machine or in transit and cash being processed:  Cash in machine or in transit represents coin residing or estimated in our coin-counting or entertainment machines, cash being processed by carriers, cash in our cash registers and cash deposits in transit. Cash being processed represents cash which we are obligated to use to settle our accrued liabilities payable to retailers.

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

Accounts receivable:  Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2007, the amount expensed for uncollectible accounts was approximately $361,000 and the amount charged against the allowance was $105,000. In 2006, the amount expensed for uncollectible accounts was approximately $433,000 and the amount charged against the allowance was $500,000.

Inventory:  Inventory, which consists primarily of plush toys and other products dispensed from our entertainment services machines, is stated at the lower of cost or market. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. Cost is determined using the average cost method. Inventory, which is considered finished goods, consists of purchased items ready for resale or use in vending operations. Also included in inventory are prepaid airtime, prepaid phones, prepaid phone cards and DVDs; cost is determined using first-in-first-out method. In 2007, we wrote-off approximately $4.7 million of excess inventory in connection with an agreement reached with one of our largest retailers, Wal-Mart. The write-off is discussed further in the “impairment of long-lived assets” policy note below.

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

Useful Life

Coin-counting and e-payment machines	5 years
Entertainment service machines	3 to 10 years
Vending machines	3 to 5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	lease term
Leasehold improvements	shorter of lease term or useful life of improvement

Equity investments:  In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox Automated Retail, LLC (“Redbox”). In 2006, we invested an additional $12.0 million related to a conditional consideration agreement as certain targets were met; however, the percentage of our ownership interest in Redbox did not change. In 2007, we entered into a loan with Redbox in the amount of $10.0 million bearing interest at 11% per annum. Interest payments are first due on May 1, 2009 and then on each three month period thereafter through the maturity date of May 1, 2010. The loan is recorded in Other Assets on the Consolidated Balance Sheet as of December 31, 2007.

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we have been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we will consolidate Redbox’s financial results into our Consolidated Financial Statements.

Purchase price allocations:  In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

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

As of December 31, 2007, we have two reporting units; North American and International. Based on the annual goodwill test for impairment we performed for the years ended December 31, 2007 and 2006, we determined there was no impairment of our goodwill. There was no goodwill impairment associated with the asset group that had the impairment charge described below as that asset group is not a reporting unit as defined by SFAS 142.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions through the end of 2007. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range between 1 and 40 years.

Patent costs:  Costs to successfully defend a challenge to our patents are capitalized. Costs which relate to an unsuccessful outcome are charged to expense.

Impairment of long-lived assets:  Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. While we continue to review and analyze many factors that can impact our business in the future, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions.

Prior to December 31, 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations over the next 12 to 18 months. In conjunction with the expansion, we will be removing approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a non-cash impairment charge of $65.2 million as of December 31, 2007 related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million relates to the impairment of these cranes, bulk heads and kiddie rides, $7.9 million relates to the impairment of certain intangible assets and $4.7 million relates to the write-off of excess inventory. We estimated the fair values of these assets using discounted cash flows, or liquidation value for certain assets, which we considered an appropriate method in the circumstance.

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

Revenue recognition:  We recognize revenue as follows:

•	Coin-counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines;

•	Entertainment services revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet as cash in machine or in transit. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services cash in machine was approximately $8.4 million and $7.1 million as of December 31, 2007 and 2006, respectively;

•	E-payment services revenue is recognized at the point of sale based on our commissions earned, net of retailer fees. Money transfer revenue is recognized at the time the customer completes the transaction.

Fees paid to retailers:  Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our customers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our entertainment and

DVD revenues and is recorded in our consolidated income statement under the caption “direct operating expenses.” The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria. We recognize this expense at the time we recognize the associated revenue from each of our customer transactions. This expense is recorded on a straight-line basis as a percentage of revenue based on estimated annual volumes. In certain instances, we prepay amounts to our entertainment services retailers, which are expensed over the contract term. The expense is included in depreciation and other in the accompanying consolidated statements of operations and cash flows.

Operating taxes, net:  Taxes related to operating our business are recorded in operating taxes, net on the consolidated statement of operations. Such taxes include property taxes, sales and use taxes, and franchise taxes and do not include income taxes. During the third quarter of 2007, operating taxes, net included a telecommunication fee refund in the amount of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. The $11.8 million represents the refund amount as filed on our fiscal year 2006 federal income tax return. This telecommunication fee refund, along with the $5.5 million amount received by us on behalf of our equity investment related party and accrued interest totaling $17.6 million is included in accounts receivable, net as of December 31, 2007. As discussed in Note 17, this related party amount of the receivable resulted in a payable to the related party. In February 2008, we received the refund in the amount that we estimated.

Fair value of financial instruments:  The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our revolving line of credit approximates its carrying amounts.

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

Stock-based compensation:  Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified — prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R, and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

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

The following table illustrates the effect on net income and net income per share had we applied the fair value recognition provision of SFAS 123 to the stock option awards. Disclosures for the years ended December 31, 2007 and 2006 are not presented because the amounts are recognized in the Consolidated Financial Statements.

Year Ended
December 31, 2005
(In thousands, except
per share data)

Net income (as reported):	$22,272
Add:
Total stock-based employee compensation included in the determination of net income as reported, net of tax effect of $133	207
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of tax effect of $2,259	(4,588)

Pro forma net income:	$17,891

Net income per share:
Basic:
As reported:	$0.86
Pro forma:	$0.69
Diluted:
As reported:	$0.86
Pro forma:	$0.69

Prior to the adoption of SFAS 123R we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits generated during the year ended December 31, 2007 and 2006, were approximately $3.8 million and $1.0 million, respectively.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”) which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions.

As of the adoption date and as of December 31, 2007 we identified $1.2 million of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and December 31, 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified.

We are generally not subject to income tax examination in jurisdictions within the United States for years prior to 1995. For non United States jurisdictions, we are generally not subject to income tax examination for years prior to 1998.

Research and development:  Costs incurred for research and development activities are expensed as incurred. Software costs developed for internal use are accounted for under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Recent accounting pronouncements:  In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The effective date of SFAS 157 for nonfinancial assets and liabilities has been delayed by one year to fiscal years beginning after November 15, 2008. We are currently reviewing the provisions of SFAS 157 to determine the impact to our Consolidated Financial Statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 159 is not expected to have a material impact to our Consolidated Financial Statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R, retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisition made on or after the first day of annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 141R to determine the impact to our Consolidated Financial Statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 160 to determine the impact to our Consolidated Financial Statements.

Reclassifications:  Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

NOTE 3:	ACQUISITIONS

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed. These purchase price allocation estimates were based on our estimates of fair values.

Video Vending New York, Inc. (d.b.a. “DVDXpress”):  In 2005, we entered into a credit agreement, which was subsequently amended, to provide DVDXpress with a credit facility to provide up to $9.9 million in financing. In addition, we signed an asset purchase option agreement in 2005 and on September 27, 2007, we provided notice of exercise of the option and acquired substantially all of DVDXpress’ assets and certain liabilities in exchange for a cash payment of $2.7 million, their outstanding debt and accrued interest of $8.4 million on the credit facility plus contingent consideration up to $1.0 million based on the achievement of specific conditions. In December 2007, the specific conditions were met and the $1.0 million contingent amount was paid to the sellers February 2008. DVDXpress provides a network of automated DVD rental and purchase kiosk in the United States. In addition to the purchase price, we incurred an estimated $0.4 million in transaction costs including amounts related to legal and accounting charges. Prior to the acquisition, we consolidated the fair value of DVDXpress’ financial results into our Consolidated Financial Statements in accordance with FIN 46R. Subsequent to the close date, October 30, 2007, we will continue to consolidate the fair value of DVDXpress’ financial results, however we will no longer record a minority interest. Of the total purchase price, $5.3 million was allocated to goodwill, which will not be amortized, and $1.5 million was allocated to intangible assets which will be amortized over approximately 3 years.

Coinstar Money Transfer:  During the second quarter of 2006, we acquired CMT for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006, between Travelex Limited, Travelex Group Limited, and Coinstar. CMT is one of the leading money transfer networks in terms of agent locations and countries in which we do business. In addition to company-owned locations, CMT has agreements with banks, post offices, and other retail locations to offer its service. CMT was established in mid-2003 and uses leading edge Internet-based technology to provide consumers with an easy-to-use, reliable and cost-effective way to send money around the world. In addition to the purchase price, we incurred $2.1 million in transaction costs, including costs relating to legal, accounting and other directly related charges. The results of operations of CMT since May 31, 2006, are included in our Consolidated Financial Statements. Of the total purchase price, approximately $23.9 million was allocated to goodwill, which will not be amortized, and $8.9 million was allocated to intangible assets which will be amortized over various terms through 2016.

NOTE 4:	PROPERTY AND EQUIPMENT

Property and equipment, net (including coin-counting, entertainment, e-payment and DVD machines) consisted of the following as of December 31:

	2007	2006
	(In thousands)

Machines	$364,564	$345,938
Computers	15,238	10,732
Office furniture and equipment	10,119	6,018
Vehicles	24,655	18,514
Leasehold improvements	2,548	2,353

	417,124	383,555
Accumulated depreciation and amortization	(271,083)	(222,593)

	$146,041	$160,962

In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosks installed at Wal-Mart locations over the next 12 to 18 months. In conjunction with the expansion, we will be removing approximately 50% of our cranes, bulk heads and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a non-cash impairment charge of $52.6 million or approximately 50% of the net book value of our entertainment machines related to the impairment of these cranes, bulk heads, and kiddie rides.

During 2006, there were no significant changes in our business or changes in events or circumstances that would suggest the carrying value of fixed assets were impaired.

NOTE 5:	INTANGIBLE ASSETS

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		Estimated
	Range of	Weighted	December 31,
	Estimated	Average	2007		2006
	Useful Lives	Useful Lives	Gross	Accumulated	Gross	Accumulated
	(in years)	(in years)	Amount	Amortization	Amount	Amortization
			(In thousands)

Intangible assets:
Retailer relationships	3 - 10	9.07	$44,005	$(17,180)	$49,757	$(11,517)
Other identifiable intangible assets	1 - 40	9.42	10,686	(3,054)	6,382	(1,501)

Total			$54,691	$(20,234)	$56,139	$(13,018)

In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosks installed at Wal-Mart locations over the next 12 to 18 months. In conjunction with the expansion, we will be removing approximately 50% of our cranes, bulk heads and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in a non-cash impairment charge of $7.9 million relating to the impairment of certain intangible assets. The intangible assets related to the Wal-Mart retailer relationship were not considered impaired due to expansion of the overall Wal-Mart business described above.

Based on identifiable intangible assets recorded as of December 31, 2007, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate future amortization expenses are as follows:

(In thousands)

2008	$6,734
2009	6,432
2010	5,701
2011	4,455
2012	3,834
Thereafter	7,301

$34,457

NOTE 6:	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2007	2006
	(In thousands)

Payroll related expenses	$12,610	$10,961
Interest payable	616	3,176
Taxes payable	4,068	2,944
Accrued professional fees	1,659	4,503
Service contract providers	5,451	5,170
Accrued medical insurance	1,951	1,684
Payable related to related party for telecommunication fee refund	5,547	—
Other	9,009	7,255

	$40,911	$35,693

During the fourth quarter of 2006, we recorded $1.6 million of expense for the proposed settlement of a lawsuit alleging wage and hour violations under the California labor code. The lawsuit was originated primarily from the employment practices of the acquired entertainment subsidiary prior to the acquisition, of which we made no admission of liability.

NOTE 7:	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	2007	2006
	(In thousands)

Revolving line of credit	$257,000	$—
Term loan	—	186,952
Less current portion	—	(1,917)

Long-term debt	$257,000	$185,035

Revolving line of credit:  On November 20, 2007, we entered into a senior secured revolving line of credit facility providing advances up to $400.0 million for i) revolving loans, ii) swingline advances subject to a sublimit of $25.0 million, and iii) to request the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Fees for this facility of approximately $1.7 million are being amortized over the life of the revolving line of credit facility of 5 years. We amortize deferred finance fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “BBA LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the BBA LIBOR Rate, the margin ranges from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranges from 0 to 50 basis points. As of December 31, 2007, our weighted average interest rate on the revolving line of credit facility was 6.3%.

The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the agreement. As of December 31, 2007, we were in compliance with all covenants.

Term loan:  On July 7, 2004, we entered into a senior secured credit facility. The credit agreement provided for advances totaling up to $310.0 million, consisting of a $60.0 million revolving credit facility and a $250.0 million term loan facility. As of December 31, 2006, no amounts were outstanding under the revolving credit facility and our original term loan balance of $250.0 million had been reduced to $187.0 million. Fees for this facility of approximately $5.7 million were being amortized over the life of the revolving line of credit and the term loan which were 5 years and 7 years, respectively. On November 20, 2007, the outstanding term loan and revolving credit facility of $229.5 million was paid in full resulting in a charge totaling $1.8 million for the write-off of deferred financing fees. In 2006, we made a mandatory debt paydown of $16.9 million and recorded $0.2 million acceleration of deferred finance fees related to this early retirement.

Interest rate hedge:  On September 23, 2004, we purchased an interest rate cap and sold an interest rate floor at zero net cost, which protected us against certain interest rate fluctuations of the LIBOR rate, on $125.0 million of our variable rate debt under our prior term loan credit facility. The interest rate cap and floor became effective on October 7, 2004 and expired on October 9, 2007. The interest rate cap and floor consisted of a LIBOR ceiling of 5.18% and a LIBOR floor that stepped up in each of the three years beginning October 7, 2004, 2005 and 2006. The LIBOR floor rates were 1.85%, 2.25% and 2.75% for each of the respective one-year periods. Under this interest rate hedge, we continued to pay interest at prevailing rates plus any spread, as defined by our term loan credit facility, but were reimbursed for any amounts paid on LIBOR in excess of the ceiling. Conversely, we were required to pay the financial institution that originated the instrument if LIBOR is less than the respective floor rates.

We recognized the fair value of the interest rate cap and floor as an asset of $164,000 at December 31, 2006. Any change in the fair value of the interest rate cap and floor was reported in accumulated other comprehensive income. Because the critical terms of the interest rate cap and floor and the underlying obligation were the same, there was no ineffectiveness recorded in the consolidated statements. In conjunction with the repayment of the term loan, we no longer hold the interest rate cap and floor as of December 31, 2007.

NOTE 8:	COMMITMENTS

Lease commitments:  Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009. In connection with our acquisitions of Amusement Factory and ACMI, we assumed the leases for their respective corporate headquarters as further discussed Note 17.

In addition, we have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 36 to 60 months at imputed interest rates that range from 3.0% to 16.0%. Assets under capital lease obligations aggregated $24.5 million and $11.6 million, net of $10.0 million and $6.7 million of accumulated amortization, as of December 31, 2007 and 2006, respectively.

A summary of our minimum lease obligations as of December 31, 2007 is as follows:

	Capital	Operating
	Leases	Leases *
	(In thousands)

2008	$7,166	$4,959
2009	5,119	3,821
2010	2,363	1,992
2011	361	1,665
2012	75	1,323
Thereafter	—	214

Total minimum lease commitments	15,084	$13,974

Less amounts representing interest	(1,058)

Present value of lease obligation	14,026
Less current portion	(6,505)

Long-term portion	$7,521

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense on our operating leases was $10.0 million, $9.2 million and $11.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Purchase commitments:  We have entered into certain purchase agreements with suppliers of our machines, which result in total purchase commitments of $11.4 million as of December 31, 2007.

Letters of credit:  As of December 31, 2007, we had six irrevocable letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2008, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of December 31, 2007, no amounts were outstanding under these standby letter of credit agreements.

NOTE 9:	STOCKHOLDERS’ EQUITY

Treasury stock:  Under the terms of our current credit facility, we are permitted to repurchase up to $25.0 million of our common stock plus proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2007, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $0.3 million bringing the total authorized for purchase under our credit facility to $25.3 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $18.8 million as of December 31, 2007, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from the credit facility limitations, on October 27, 2004, our board of directors authorized repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2007, this authorization currently allows us to repurchase up to $15.0 million of our common stock.

NOTE 10:	STOCK-BASED COMPENSATION PLANS

Stock-based compensation:  Stock-based compensation is accounted for in accordance with the provisions of FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) since January 1, 2006. Under SFAS 123R, the fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period.

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
			2005
	2007	2006	(Pro Forma)

Expected term (in years)	3.7	3.6	4.6
Expected stock price volatility	41%	47%	52%
Risk-free interest rate	4.4%	4.6%	4.0%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$10.91	$9.87	$11.07

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

The following table summarizes stock-based compensation expense and the related deferred tax benefit for stock option expense during the periods indicated:

	Year Ended December 31,
	2007	2006
	(In thousands)

Stock-based compensation expense	$6,421	$6,258
Related deferred tax benefit	1,700	1,590

Stock options:  Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options. In 2005, we revised, on a prospective basis, the contractual term of the stock option awards from ten years to five years. We have reserved a total of 770,000 shares of common stock for issuance under the 2000 Plan and 8,117,274 shares of common stock for issuance under the 1997 Plan. Stock options have been granted to officers and employees to purchase common stock at prices ranging from $0.70 to $34.45 per share, which represented the fair market value at the date of grants and our best estimate of fair market value for grants issued prior to our initial public offering.

Under the terms of our Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, the board of directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 400,000 shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan. Stock options have been granted to non-employee directors to purchase our common stock at prices of $7.38 to $31.95 per share, which represented the fair market value at the date of grant.

The price ranges of all options exercised were $8.00 to $30.07 in 2007, $0.70 to $31.49 in 2006 and $0.70 to $23.30 in 2005. As of December 31, 2007, there were 5,283,236 shares of unissued common stock reserved for issuance under all the Stock Plans of which 2,614,724 shares were available for future grants.

The following table presents a summary of the stock option activity for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price

OUTSTANDING, Beginning of year	2,514,435	$21.52	2,656,697	$20.81	2,442,995	$19.23
Granted	502,924	30.09	232,646	24.83	846,600	23.35
Exercised	(224,229)	19.88	(310,500)	17.78	(324,082)	14.09
Cancelled, expired or forfeited	(124,618)	26.05	(64,408)	22.04	(308,816)	22.36

OUTSTANDING, End of year	2,668,512	23.07	2,514,435	21.52	2,656,697	20.81

EXERCISABLE, End of year	1,825,286	21.29	1,652,468	20.87	1,437,546	19.77

As of December 31, 2007, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.4 million. This expense is expected to be recognized over a weighted average period of approximately 15 months. As of December 31, 2007, the weighted average remaining contractual term for options outstanding and options exercisable was 4.44 years and 4.64 years, respectively. As of December 31, 2007, the aggregate intrinsic value for options outstanding and options exercisable was $13.6 million and $12.5 million, respectively. During the year ended December 31, 2007, the total intrinsic value of stock options exercised was approximately $2.4 million.

The following table summarizes information about common stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
	Number	average	Weighted	Number	Weighted
	of options	remaining	average	of options	average
Exercise price	outstanding	contractual life	exercise price	exercisable	exercise price

$ 7.38 - $18.59	540,190	4.85	$16.78	517,905	$16.72
18.60 - 22.60	582,478	4.43	20.85	549,334	20.94
22.61 - 23.90	593,797	3.44	23.38	417,644	23.37
23.91 - 30.00	529,546	5.36	25.74	323,472	26.00
30.01 - 34.45	422,501	4.14	30.37	16,931	31.70

	2,668,512	4.44	23.07	1,825,286	21.29

Restricted stock awards:  Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vests annually over four years and one year, respectively. During 2007, 2006 and 2005, we granted 69,171, 7,500 and 85,050, respectively, restricted stock awards with a weighted average fair value of $30.48, $22.77 and $24.49, respectively, per share, the respective market price of the stock at grant date. The restricted share units require no payment from the grantee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period. Compensation expense related to restricted stock awards totaled approximately $1,269,000, $587,000 and $296,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The related deferred tax benefit for restricted stock awards expense was approximately $491,000, $227,000 and $117,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1.8 million. This expense is expected to be recognized over a weighted average period of approximately 21 months. During the year ended December 31, 2007, the total fair value of restricted stock awards vested was approximately $667,000.

The following table presents a summary of restricted stock award activity for the years ended December 31:

	2007		2006		2005
		Weighted		Weighted		Weighted
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value

NON-VESTED, Beginning of year	69,562	$24.30	82,750	$24.49	—	$—
Granted	69,171	30.48	7,500	22.77	85,050	24.49
Vested	(27,763)	24.03	(20,688)	24.49	—	—
Forfeited	(5,425)	27.52	—	—	(2,300)	24.49

NON-VESTED, End of year	105,545	28.25	69,562	24.30	82,750	24.49

NOTE 11:	INCOME TAXES

The components of (loss) income before income taxes were as follows:

	December 31,
	2007	2006	2005
	(In thousands)

United States operations	$(17,945)	$36,175	$36,903
Foreign operations	(10,619)	(5,475)	(404)

Total (loss) income before taxes	$(28,564)	$30,700	$36,499

The components of income tax (benefit) expense were as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Current:
United States federal	$1,216	$826	$506
State and local	1,692	617	37
Foreign	(77)	447	(631)

Total current	2,831	1,890	(88)
Deferred:
United States federal	$(6,707)	$9,519	$11,899
State and local	(1,461)	2,079	2,059
Foreign	(974)	(1,415)	357

Total deferred	(9,142)	10,183	14,315

Total tax (benefit) expense	$(6,311)	$12,073	$14,227

The income tax (benefit) expense differs from the amount that would result by applying the U.S. statutory rate to (loss) income before income taxes. A reconciliation of the difference follows:

	December 31,
	2007	2006	2005

U.S. federal tax expense (benefit) at the statutory rate	−35.0%	35.0%	35.0%
State income taxes, net of federal impact	−1.9%	4.8%	3.7%
Incentive stock options	1.9%	2.1%	—
Impact of meeting the indefinite reversal criteria for unremitted foreign earnings	—	−4.8%	—
State net operating loss carryforward adjustment	2.6%	3.7%	—
R&D credit	−0.2%	−3.4%	—
Change in valuation allowance for deferred tax asset	7.0%	1.2%	—
Foreign rate differential	1.9%	—	—
Other	1.6%	0.7%	0.3%

	−22.1%	39.3%	39.0%

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

In determining our fiscal 2007, 2006 and 2005 tax provisions under SFAS 109, management determined the deferred tax assets and liabilities for each separate tax entity and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. The consolidated tax valuation allowance was $2.5 million as of December 31, 2007. A valuation allowance has been recorded against foreign net operating losses as the negative evidence outweighs the positive evidence that those deferred tax assets will more likely than not be realized. The net change in the valuation allowance during the years ended December 31, 2007 and 2006 was $1.6 million and $0.9 million, respectively. During the year ended December 31, 2005, there was a zero net change in the valuation allowance. The net change in 2007 was comprised of $2.0 million recorded for foreign net operating losses net of a $0.4 million reclassification required upon the adoption of FIN 48.

Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Tax loss carryforwards	$12,030	$26,194
Credit carryforwards	4,423	4,076
Accrued liabilities and allowances	2,638	4,429
Stock compensation	2,835	1,654
Inventory	832	645
Foreign tax credit	1,134	521
Property and equipment	12,311	—
Other	249	956

Gross deferred tax assets	36,452	38,475
Less valuation allowance	(2,508)	(881)

Total deferred tax assets	33,944	37,594

Deferred tax liabilities:
Property and equipment	—	(13,212)
Intangible assets	(11,065)	(14,061)
Unremitted earnings	(3,027)	—

Total deferred tax liabilities	(14,092)	(27,273)

Net deferred tax asset	$19,852	$10,321

As of December 31, 2007, deferred tax assets included approximately $46.4 million of net operating losses and United States federal tax credits of $6.0 million. The tax credits consist of $1.1 million of foreign tax credits that expire from the years 2015 to 2018, $1.6 million of research and development tax credits that expire from the years 2011 to 2028 and $2.8 million of alternative minimum tax credits which do not expire.

During 2007 adjustments were made to the carrying value of state net operating losses carried forward and other state deferred tax assets to give effect for certain adjustments to previously calculated amounts as well as changing apportionment factors, changing tax rates and changes to state income tax laws. On a combined basis state deferred tax assets were reduced by $1.0 million for these adjustments. Foreign tax assets were further reduced by $0.2 million to give effect for changes in tax rates and to true-up net operating losses carried forward to actual tax returns filed.

In May 2006, we acquired CMT and recorded a deferred tax liability of $2.7 million representing acquired intangibles that had no tax basis. This deferred tax liability is available to realize deferred tax assets related to net operating loss carryforwards generated by CMT and its subsidiaries, resulting in a lower valuation allowance to offset that deferred tax asset.

In 2006, the indefinite reversal criteria of Accounting Principle Board Opinion No. 23, Accounting for Income Taxes — Special Areas (“APB 23”) in which the earnings of our foreign operations are permanently reinvested outside of the United States was met. As such, United States deferred taxes will not be provided on these earnings. United States deferred taxes previously recorded on foreign earnings were reversed, which resulted in a $1.5 million tax benefit in 2006. It is not practible to determine the United States deferred taxes associated with foreign earnings that are indefinitely reinvested.

During 2006, studies were conducted of accumulated state net operating loss carryforwards and of qualified research and development expenditures used in computing the research and development tax credit. As a result of these studies, we adjusted the carrying amount of the related deferred tax balances resulting in a charge of $1.1 million and a benefit of $1.0 million, respectively.

The income tax benefit from stock option exercises in excess of the amounts recognized in the consolidated statements of operations as of December 31, 2007, 2006 and 2005 that was credited to common stock was approximately $0.6 million, $1.0 million and $1.0 million, respectively.

NOTE 12:	(LOSS) INCOME PER SHARE

Basic net (loss) income per share is computed by dividing the net (loss) income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are included in the calculation of diluted net (loss) income per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Numerator:
Net (loss) income	$(22,253)	$18,627	$22,272

Denominator:
Weighted average shares for basic calculation	27,805	27,686	25,767
Incremental shares from employee stock options and awards	—	342	266

Weighted average shares for diluted calculation	27,805	28,028	26,033

For the years ended December 31, 2007, 2006 and 2005, options and restricted stock awards totaling 779,000, 1.0 million and 1.2 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 13:	RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $1,060,000, $920,000 and $841,000 to the plan for the years ended December 31, 2007, 2006 and 2005, respectively.

We also maintain a 401(k) profit sharing plan, which covers substantially all of the employees of our entertainment services subsidiaries. Employees are permitted to contribute up to 15% of their eligible compensation. We make contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $661,000, $685,000 and $611,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 14:	TERMINATION OF SUPPLIER RELATIONSHIP

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

NOTE 15:	BUSINESS SEGMENT INFORMATION

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

We are organized into two reportable business segments: the North American business (which includes the United States, Canada and Mexico), and our International business (which primarily includes the United Kingdom as well as other European operations of CMT). The total revenue of the North American segment mainly relates to operations located within the United States, and the total revenue of the International segment mainly relates to the operations located within the United Kingdom. Goodwill from the acquisition of CMT has been included in the International business segment. Goodwill arising in all other acquisitions has been allocated to our North American business segment. The entire charge in 2007 for asset impairment and inventory write-off has been allocated to our North American business segment.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue:
North American business	$489,462	$500,462	$438,482
International business	56,835	33,980	21,257

Total revenue	$546,297	$534,442	$459,739

Net (loss) income:
North American business	$(11,635)	$22,935	$22,402
International business	(10,618)	(4,308)	(130)

Total net (Ioss) income	$(22,253)	$18,627	$22,272

	December 31,
	2007	2006
	(In thousands)

Total assets:
North American business	$726,098	$694,650
International business	129,092	86,703
Intercompany eliminations	(86,617)	(63,270)

Total assets	$768,573	$718,083

Currently, management does not use product line financial performance as a basis for business operating decisions. However, our CEO does analyze our revenue based on revenue generated from our coin-counting and

e-payment service revenue separate from revenue generated from our entertainment services business. Revenue for these two product lines is as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue:
Coin-counting and e-payment services	$307,385	$260,952	$220,675
Entertainment services	238,912	273,490	239,064

Total revenue	$546,297	$534,442	$459,739

We have coin-counting, entertainment and e-payment machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Year Ended December 31,
	2007	2006	2005

Wal-Mart Stores Inc	24.9%	27.0%	25.3%
The Kroger Company	11.6%	11.4%	10.5%

NOTE 16:	CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

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

NOTE 17:	RELATED PARTY TRANSACTIONS

Randall J. Fagundo, former executive of our entertainment services subsidiary, is a member of a limited liability company which has agreed to lease to Coinstar a 31,000 square foot building located in Louisville, Colorado. The terms of the agreement provide for a ten year lease term, commencing March 1, 2003, at monthly rental payments ranging from $25,353 for the first year to $33,076 for the tenth year, together with additional payments in respect of the tenant’s proportionate share of the maintenance and insurance costs and property tax assessments for the leased premises. We believe that the terms of this lease are comparable to those that would be entered into between unrelated parties on an arms’ length basis.

As of December 31, 2007 and 2006, approximately $219,000 and $448,000, respectively, of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time. In addition, approximately $5.5 million of our other accrued liabilities balance is our best estimate of the amount due to a related party of our e-payment subsidiary relating to the amount that was refunded to us on their behalf relating to a telecommunication fee refund as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. In the third quarter of 2007, we have recognized $2.7 million of income from equity investments, or 49% of the $5.5 million payable, related to our equity interest in the third party. We received this refund in the amount estimated in February 2008.

In the second quarter of 2007, we entered into a loan agreement with Redbox in the amount of $10.0 million and is recorded in Other Assets on the Consolidated Balance Sheet as of December 31, 2007. The principal amount is due on May 1, 2010 at which time any accrued and unpaid interest is due. The note accrues interest at 11% per annum. Interest payments are first due on May 1, 2009 and then on each three month period thereafter through May 1, 2010.

NOTE 18:	SUBSEQUENT EVENTS

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we have been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we will consolidate Redbox’s financial results into our Consolidated Financial Statements. We are currently in the process of completing the purchase accounting for this acquisition.

Effective January 1, 2008, we completed the acquisition of GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of up to $70.0 million. The purchase price included a $60.0 million cash payment (subject to a customary working capital adjustment) at closing. Of the $60.0 million paid at closing, $6.0 million is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement until the earlier of (1) the date eighteen months following the closing and (2) the date thirty days after completion in calendar year 2009 of the 2008 calendar year audit. An additional $34.0 million of the $60.0 million paid at closing is being held in escrow as partial security for the indemnification obligations of the sellers under the agreement with respect to a lawsuit against GroupEx and one of the sellers, which will be held until a final court order or written settlement agreement resolving such lawsuit has been obtained. In addition, there is a contingent payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing. We are currently in the process of completing the purchase accounting for this acquisition.