Form 10-Q
period 2008-03-31
COINSTAR INC
filed 2008-05-12
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22555

COINSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)
(425) 943-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common Stock, $0.001 par value	27,926,649

COINSTAR, INC.
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	Page 3
Consolidated Statements of Operations for the three month periods ended March 31, 2008 and March 31, 2007 (unaudited)	Page 4
Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the three month period ended March 31, 2008 (unaudited)	Page 5
Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 (unaudited)	Page 6
Notes to Consolidated Financial Statements for the three month periods ended March 31, 2008 and March 31, 2007 (unaudited)	Page 7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 25
Item 4. Controls and Procedures	Page 25
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	Page 25
Item 1A. Risk Factors	Page 26
Item 6. Exhibits	Page 27
SIGNATURE	Page 28
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COINSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,021	$18,497
Cash in machine or in transit	54,619	78,097
Cash being processed	117,903	99,998
Accounts receivable, net of allowance for doubtful accounts of $1,685 and $1,489 at March 31, 2008 and December 31, 2007, respectively	63,093	49,809
Inventory	63,786	33,360
Deferred income taxes	853	3,459
Prepaid expenses and other current assets	31,631	18,747

Total current assets	360,906	301,967
PROPERTY AND EQUIPMENT, NET	264,453	146,041
DEFERRED INCOME TAXES	14,260	16,447
OTHER ASSETS	9,450	15,150
EQUITY INVESTMENTS	3,461	33,052
INTANGIBLE ASSETS, NET	50,480	34,457
GOODWILL	290,890	221,459

TOTAL ASSETS	$993,900	$768,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$83,977	$49,829
Accrued payable to retailers and agents	119,906	99,998
Other accrued liabilities	69,409	40,911
Current portion of long-term debt and capital lease obligations	15,101	6,505

Total current liabilities	288,393	197,243
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	361,674	266,146
DEFERRED TAX LIABILITY	67	54
MINORITY INTEREST	27,587	—

TOTAL LIABILITIES	677,721	463,443

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 29,852,730 and 29,665,125 issued and 27,926,649 and 27,739,044 shares outstanding at March 31, 2008 and December 31, 2007, respectively	359,578	354,509
Accumulated deficit	(14,083)	(16,784)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive income	11,515	8,236

Total stockholders’ equity	316,179	305,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$993,900	$768,573

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Month Periods
	Ended March 31,
	2008	2007
REVENUE	$190,519	$132,336
EXPENSES:
Direct operating	132,610	91,639
Marketing	2,803	1,626
Research and development	1,246	1,341
General and administrative	19,796	12,247
Depreciation and other	16,971	14,468
Amortization of intangible assets	2,342	1,739

Income from operations	14,751	9,276
OTHER INCOME (EXPENSE):
Interest income and other (expense), net	(869)	75
Interest expense	(4,916)	(3,974)
Loss from equity investments	(580)	(255)
Minority interest	(3,173)	—

Income before income taxes	5,213	5,122
Income tax expense	(2,512)	(2,566)

NET INCOME	$2,701	$2,556

NET INCOME PER SHARE:
Basic	$0.10	$0.09
Diluted	$0.10	$0.09

WEIGHTED SHARES OUTSTANDING:
Basic	27,783	27,777
Diluted	28,236	28,287
See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Three Month Period Ended March 31, 2008
(in thousands, except share data)
(unaudited)

					Accumulated
	Common Stock				Other
			Accumulated		Comprehensive		Comprehensive
	Shares	Amount	Deficit	Treasury Stock	Income (Loss)	Total	Income (Loss)

BALANCE, December 31, 2007	27,739,044	$354,509	$(16,784)	$(40,831)	$8,236	$305,130
Proceeds from exercise of stock options, net	156,553	3,093				3,093
Stock-based compensation expense	31,052	1,618				1,618
Tax benefit on share-based compensation		358				358
Net income			2,701			2,701	$2,701
Loss on short-term investments net of tax benefit of $9					(13)	(13)	(13)
Foreign currency translation adjustments net of tax benefit of $87					4,376	4,376	4,376
Interest rate hedges on long-term debt net of tax benefit of $727					(1,084)	(1,084)	(1,084)

Total comprehensive income							$5,980

BALANCE, March 31, 2008	27,926,649	$359,578	$(14,083)	$(40,831)	$11,515	$316,179

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Month Periods
	Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net income	$2,701	$2,556
Adjustments to reconcile income from operations to net cash provided (used) by operating activities:
Depreciation and other	16,971	14,468
Amortization of intangible assets	2,342	1,739
Amortization of deferred financing fees	102	188
Non-cash stock-based compensation	2,114	1,684
Excess tax benefit on share-based awards	(148)	(884)
Deferred income taxes	2,449	1,942
Loss (income) from equity investments	580	(74)
Minority interest	3,173	—
Other	(4)	84
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	13,989	2,280
Inventory	(3,380)	3,287
Prepaid expenses and other current assets	(4,008)	(1,336)
Other assets	(138)	(1,362)
Accounts payable	1,848	(15,717)
Accrued payable to retailers and agents	(8,864)	(16,966)
Accrued liabilities	(7,211)	(4,518)

Net cash provided (used) by operating activities	22,516	(12,629)
INVESTING ACTIVITIES:
Purchase of property and equipment	(31,883)	(18,126)
Acquisitions, net of cash acquired of $43,621 in 2008	(21,485)	(227)
Proceeds from sale of fixed assets	769	241

Net cash used by investing activities	(52,599)	(18,112)
FINANCING ACTIVITIES:
Principal payments on revolving line of credit and capital lease obligations	(115,079)	(2,291)
Borrowings on current credit facility	145,500	—
Excess tax benefit on share-based awards	148	884
Repurchase of common stock	—	(3,495)
Proceeds from exercise of stock options	3,093	1,028

Net cash provided (used) by financing activities	33,662	(3,874)
Effect of exchange rate changes on cash	1,372	61

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	4,951	(34,554)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	196,592	178,164

End of period	$201,543	$143,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2,498	$3,771
Cash paid during the period for income taxes	4,155	627

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$640	$2,262
Accrued acquisition costs	10,170	20
See notes to consolidated financial statements

COINSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Periods Ended March 31, 2008 and 2007
(unaudited)
NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of company: Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts. Our services consist of self-service coin counting, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, self-service DVD kiosks where consumers can rent or purchase movies, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks. Our services, in one form or another, are offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, Ireland, the United Kingdom and other countries. As of March 31, 2008, we had an approximate total of:

Coin-counting machines	15,500
Entertainment services machines	230,000
DVD kiosks	7,900
Money transfer services locations	35,000
E-payment point-of-sale terminals	18,500
E-payment enabled coin-counting kiosks	10,700
     Basis of presentation: The unaudited consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC. The results of operations for the three month period ended March 31, 2008, is not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.
     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries and companies in which we have a controlling interest. Investments in companies of which we have influence, but not a controlling interest, are accounted for under equity method. All significant intercompany balances and transactions have been eliminated in consolidation.
     In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we have accounted for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
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

     Revenue recognition: We recognize revenue as follows:
•	Coin-counting revenue is recognized at the time the consumers’ coins are counted by our coin-counting machines. Our revenue is the fee charged for coin-counting;

•	DVD revenue primarily represents rental charges and is recognized at the time the customer completes the transaction;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet as cash in machine or in transit. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $7.6 million and $8.4 million at March 31, 2008 and December 31, 2007, respectively;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.
     Recent accounting pronouncements: In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures. Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are currently reviewing this provision of SFAS 157 to determine the impact on our non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
     The adoption of SFAS 157 with respect to financial assets and liabilities that are re-measured and reported at fair value did not have a material impact on our financial results in the first quarter of 2008. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
     The following table presents our financial assets that have been measured at fair value as of March 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of March 31, 2008
	Level 1	Level 2	Level 3
Short-term Investment	$1,573	—	—
Interest rate swap liability	$—	(1,837)	—
     In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 141R to determine the impact to our Consolidated Financial Statements.
     In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. We are currently reviewing the provisions of SFAS 160 to determine the impact to our Consolidated Financial Statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of FAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are in the process of determining the impact, if any, the adoption of FAS 161 will have on its financial statement disclosures.
     Contingency: In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with out statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. The arbitration is scheduled for November 2008. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. In addition, as result of the proxy contest, we estimate the future expenses related to this contest are to be approximately $3.4 million to $6.4 million, depending on the outcome of the proxy contest.
NOTE 2: ACQUISITIONS
Groupex
     On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. The purchase price included a $60.0 million cash payment (subject to a customary working capital adjustment) at closing. In addition, there is an additional payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing. As of March 31, 2008, we believe this payout is probable as the performance conditions have been met. Further, we incurred an estimated $2.1 million in transaction costs, including legal, accounting, and other directly related charges. The total purchase price, net of cash acquired, was $45.3 million. The results of operations of GroupEx from January 1, 2008 are included in Coinstar’s Consolidated Statement of Operations.
     The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed.
     The total purchase price consideration consists of the following:

(in thousands)
Cash paid for acquisition of GroupEx	$60,000
Estimated additional payout	10,000
Estimated acquisition related costs	2,100

$72,100

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

(in thousands)
Assets acquired:
Cash and cash equivalents	$26,807
Trade accounts receivable	13,531
Prepaid expenses and other assets	2,053
Property and equipment	4,015
Intangible assets	15,300
Goodwill	55,730

117,436

Liabilities assumed:
Accounts payable and accrued liabilities	45,336

$72,100

     Goodwill of $55.7 million, representing the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets. An election pursuant to Internal Revenue Code Section 338(h)(10) is being made for tax purposes so the entire amount of intangibles and goodwill will be amortized and deducted over 15 years. Included in the liabilities assumed, is an estimated additional payment of $10.0 million which represents our best estimate that certain performance conditions as defined in the agreement, would be met in the fifteen months following the closing. As of March 31, 2008, we believe the estimated payout is probable as the performance conditions have been met and the payment will be made in 2009.
     We used forecasted future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

		Estimated
	Fair value	Useful Lives
	(in thousands)	(in years)
Intangible assets:
Internal use software	$1,600	5
Agent relationships	12,300	10
Trademark	1,400	3

Total	$15,300

     Amortization expense for the three months ended March 31, 2008, relating to this acquisition was approximately $504,000. Based on identified intangible assets recorded as of March 31, 2008, and assuming no subsequent impairment of the underlying assets, the estimated aggregate amortization expense will be as follows:

(in thousands)
2008	$2,017
2009	2,017
2010	2,017
2011	1,550
2012	1,550
Thereafter	6,149

$15,300

Redbox
     In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we have accounted for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
     The total purchase price consideration consists of the following:

(in thousands)
Cash paid for the initial Redbox investment of 47.3% ownership in December 2005	$32,000
Cash paid for the additional investment of 3.7% ownership in January 2008	5,106
Estimated acquisition related costs	392
Equity investment (loss) from December 2005 to January 2008	(3,855)

Total Investment in Redbox at the acquisition date	$33,643

     The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 51% ownership interest acquired as of the various dates the payments were made under step acquisition accounting. The remaining 49% portion of acquired net asset represents the minority interest ownership in Redbox. The following unaudited condensed balance sheet presents assets and liabilities of Redbox, consolidated on January 18, 2008, resulting from our step acquisitions of Redbox.

(in thousands)
Assets acquired:
Cash and cash equivalents	$16,814
Trade accounts receivable	10,118
Inventory	26,627
Prepaid expenses and other assets	7,258
Property and equipment	100,056
Intangible assets	2,233
Goodwill	11,113

174,219

Liabilities assumed:
Accounts payable and accrued liabilities	114,798
Deferred tax liability	2,101
Minority interest	23,677

Total Investment in Redbox	$33,643

     The calculation and recognition of goodwill was consistent with the step acquisition guidance in FASB Statement No. 141, Business Combination and ARB No. 51, Consolidated Financial Statement. Goodwill of $11.1 million represents primarily the excess of purchase paid over the fair of value of the tangible and identifiable intangible assets acquired, and is not amortized. The goodwill of $2.5 million recognized as a result of the additional ownership of 3.7% is expected to be deductible for tax purposes.
     We used forecasted future cash flows to estimate the fair value of Redbox intangible assets. Intangible assets of $2.2 million represent the internal-use software and customer relations acquired when payments were made under step acquisition accounting and are amortized over 5 years. The amortization expense for the three months ended March 31, 2008 was approximately $143,000. Based on intangible assets recorded as of March 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense will be $0.6 million per year from 2008 to 2010 and $0.2 million per year in 2011 and 2012.

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. inclusive of Redbox for the three month periods ended March 31, 2008 and 2007, as if the acquisition had been consummated as of January 1, 2008 and January 1, 2007. Such pro forma information is not provided for our Groupex acquisition as the impact to our consolidated financial statement is not material. This pro forma information does not purport to be indicative of what may occur in the future:

	Three Month Periods
	Ended March 31,
	2008	2007
	(in thousands)
Total Revenue	$201,552	$152,231
Net income	$2,710	$2,562
Net income per share
Basic	$0.10	$0.09
Diluted	$0.10	$0.09
NOTE 3: PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2008	2007
	(in thousands)
Machines	$510,205	$364,564
Computers	23,767	15,238
Office furniture and equipment	10,676	10,119
Vehicles	23,852	24,655
Leasehold improvements	2,970	2,548

	571,470	417,124
Accumulated depreciation and amortization	(307,017)	(271,083)

	$264,453	$146,041

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
     The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Three Month Periods
	Ended March 31,
	2008	2007
Expected term (in years)	3.7	3.7
Expected stock price volatility	35%	41%
Risk-free interest rate	2.1%	4.5%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$9.42	$11.06
     The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-

coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.
     The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense, which excludes stock-based compensation for Redbox in the amount of $496,000, during the periods indicated:

	Three Month Periods
	Ended March 31,
	2008	2007
	(in thousands)
Stock-based compensation expense	$1,618	$1,684
Related deferred tax benefit	434	437
     Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.
     The following table presents a summary of the stock option activity for the three months ended March 31, 2008:

		Weighted average
	Shares	exercise price
OUTSTANDING, December 31, 2007	2,668,287	$23.07
Granted	265,549	31.88
Exercised	(164,739)	19.37
Cancelled, expired or forfeited	(7,149)	26.21

OUTSTANDING, March 31, 2008	2,761,948	24.13

EXERCISABLE, March 31, 2008	1,854,157	22.07

     As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.4 million. This expense is expected to be recognized over a weighted average period of approximately 13.5 months. During the three month period ended March 31, 2008, the total intrinsic value of stock options exercised was approximately $1.7 million. At March 31, 2008, there were 5,087,445 shares of unissued common stock reserved for issuance under all the stock plans of which 2,325,497 shares were available for future grants.
     The following table summarizes information about common stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted average
	Number of options	remaining	Weighted average	Number of options	Weighted average
Exercise price	outstanding	contractual life	exercise price	exercisable	exercise price
$7.38—$18.59	469,289	4.85	$17.18	458,242	$17.16
18.60 — 22.60	559,820	4.15	20.81	530,871	20.89
22.61 — 23.90	545,820	3.21	23.39	405,830	23.31
23.91 — 30.00	508,229	5.10	25.83	348,461	25.96
30.01 — 34.45	678,790	4.28	30.97	110,753	30.40

	2,761,948	4.29	24.13	1,854,157	22.07

     Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.

     The following table presents a summary of the restricted stock award activity for the three months ended March 31, 2008:

		Weighted
		average
		grant date
	Shares	fair value

NON-VESTED, December 31, 2007	105,545	$28.25
Granted	31,052	31.62
Vested	(26,975)	27.87

NON-VESTED, March 31, 2008	109,622	29.30

     Compensation expense related to our restricted stock awards totaled approximately $496,000 and $238,000 for the three month periods ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2.2 million. This expense is expected to be recognized over a weighted average period of approximately 18.8 months. During the three month period ended March 31, 2008, the total fair value of restricted stock awards vested was approximately $752,000.
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
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Month Periods
	Ended March 31,
	2008	2007
	(in thousands)
Numerator:
Net income	$2,701	$2,556

Denominator:
Weighted average shares for basic calculation	27,783	27,777
Incremental shares from employee stock options and awards	453	510

Weighted average shares for diluted calculation	28,236	28,287

     For the three month periods ended March 31, 2008 and March 31, 2007, options and restricted stock awards totaling approximately 921,000 and 861,000, respectively, shares of common stock were excluded from the computation of net income per common share because their impact would be antidilutive.
NOTE 6: BUSINESS SEGMENT INFORMATION
     FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report, on an interim basis, separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We are currently organized into four reportable business segments: Coin and Entertainment services, E-payment services, Money transfer services and DVD services. Prior to January 1, 2008 we were organized into two reportable business segments: the North American business (which included the United States, Canada, Mexico and Puerto Rico) and the International business (which primarily included the United Kingdom as well as other European operations of our Coinstar Money Transfer subsidiary).

     The following table summarizes our revenue by segment for the periods indicated:

	Three Month Periods
	Ended March 31,
	2008	2007
	(in thousands)
Revenues:
Coin and entertainment services:
Coin revenues	$59,243	$54,796
Entertainment revenues	44,225	65,039

Subtotal	103,468	119,835
DVD services	60,513	2,602
Money transfer services	20,470	4,783
E-payment services	6,068	5,116

Consolidated revenue	$190,519	$132,336

     Operating costs included in our shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. Because our field operations are fully integrated with our Coin and Entertainment services, our CEO allocates resources and evaluates Coin and Entertainment services results, as well as makes strategic decisions, on a combined basis. Therefore, our Coin and Entertainment services are one segment for reporting purposes. In addition, our CEO focuses on the segment profitability before depreciation and amortization when evaluating our segment performance. Stock-based compensation expense and depreciation and amortization expenses are not allocated to our four segments. As we changed our internal organization structure during the first quarter of 2008, resulting in the change of reportable segments, we did not restate the prior period under the new basis because it was not practical to do so.
     The following table summarizes our income from operations, by segment for the period indicated:

Three Month Period
Ended March 31,
2008
Operating income before depreciation/amortization and unallocated expenses:
Coin and entertainment services	$24,803
DVD services	12,869
Money transfer services	(1,823)
E-payment services	329

Subtotal	36,178

Depreciation/Amortization and Unalloccated Corporate expenses:
Depreciation and amortization	(19,313)
Unallocated expense — stock-based compensation	(2,114)

Subtotal	(21,427)

Consolidated income from operations	$14,751

March 31,
2008
(in thousands)
Total assets:
Coin and entertainment services	$475,347
DVD services	191,158
Money transfer services	202,939
E-payment services	42,820
Unallocated corporate assets	81,636

Consolidated assets	$993,900

     The unallocated corporate assets are primarily cash and cash equivalents.

     The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our Money transfer subsidiary, Coinstar Money Transfer, operates.

	Three Month Periods
	Ended March 31,
	2008	2007
	(in thousands)
Revenue:
North America	$174,375	$120,692
International	16,144	11,644

Total revenue	$190,519	$132,336

Net income (loss):
North America	$5,820	$5,175
International	(3,119)	(2,619)

Total net income	$2,701	$2,556

	March 31,	December 31,
	2008	2007
	(in thousands)
Total assets:
North America	$940,396	$726,098
International	138,696	129,092
Intercompany eliminations	(85,192)	(86,617)

Total assets	$993,900	$768,573

     Our Coin and Entertainment, DVD, Money Transfer and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenues:

	Three Month Periods
	Ended March 31,
	2008	2007
Wal-Mart Stores Inc	17.5%	27.6%
The Kroger Company	8.5%	11.2%
NOTE 7: RELATED PARTY TRANSACTIONS
     Approximately $5.5 million of our other accrued liabilities balance represents the potential amount due to a related party of our E-payment subsidiary relating to a telecommunication fee refund as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. In the third quarter of 2007, we recognized $2.7 million of income from equity investments, or 49% of the $5.5 million payable, related to our equity interest in the third party. We received the refund in full in February 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item IA of Part II of this Quarterly Report on Form 10-Q and in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview
     We are a multi-national company offering a range of 4th Wall solutions for retailers’ storefronts. Our services consists of self-service coin counting, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, self-service DVD kiosks where consumers can rent or purchase movies, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and non-coin-counting kiosks. Our services, in one form or another, are offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, Ireland, the United Kingdom and other countries.
Coin and entertainment services
     We are the leader in the self-service coin-counting services market and are the leading owner and operator of skill-crane and bulk vending machines in the United States. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2007, consumers processed more than $2.9 billion worth of coin through our coin-counting machines. We estimate that the market for our entertainment services is approximately $1.1 billion annually in the United States.
     We own and service all of our coin-counting and entertainment services machines, providing a convenient and trouble free service to retailers. Coin-counting revenues are generated through transaction fees from our customers and business partners. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. In certain cases when our e-payment product is issued instead of a voucher, the consumer does not pay a fee.
     Since inception, our coin-counting machines have counted and processed more than 356 billion coins worth more than $19.3 billion in more than 524 million self-service coin-counting transactions. We own and operate more than 15,500 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 10,700 of which are E-payment enabled).
     Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 24,000 retail locations, totaling more than 230,000 pieces of equipment. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.
DVD services
     Through our acquisition of DVDXpress and our majority ownership interest in Redbox, we offer self-service DVD rentals through 7,900 kiosks where consumers can rent or purchase movies. Our DVD kiosks supply all the functionality of a traditional video rental store, yet occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the fee. Our DVD kiosks are available in all states in the continental United States and Puerto Rico and offer our consumers a more convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenues.
Money transfer services
     Through our acquisitions of Coinstar Money Transfer (“CMT”) and GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”) we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our Money transfer services provide an easy to use, reliable and cost effective way to send money around the world; it has become one of the leading independent providers of electronic money transfer services, with over 35,000 locations and operates in over 140 countries worldwide. Our services are specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances.
E-payment services
     We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones, providing payroll card services and money transfer services. We believe these and other E-payment services represent a significant growth opportunity for us. We offer various E-payment services in the United States and the United Kingdom through 18,500 point-of-sale terminals, 400 stand-alone E-payment kiosks and 10,700 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

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
     In addition, we expect to continue devoting significant resources to building our sales organization in connection with our 4th Wall cross-selling strategy, adding administrative and compliance personnel to support our growing organization and developing the information technology systems and technology infrastructure necessary to support our products and services. We expect to continue evaluating new marketing and promotional programs to increase consumer utilization of our services.
Results of Operations — Three Month Periods Ended March 31, 2008 and 2007
Revenue

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Coin revenues	$59.2	$54.8	$4.4	8.0%
Entertainment revenues	44.2	65.0	(20.8)	-32.0%
DVD revenues	60.5	2.6	57.9	2226.9%
Money transfer revenues	20.5	4.8	15.7	327.1%
E-payment revenues	6.1	5.1	1.0	19.6%

Total Revenue	$190.5	$132.3	$58.2	44.0%
     Our coin revenues increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 as a result of an increase in the number of transactions, an increase in the number of coin-counting machines, and the volume of coins processed by our coin-counting machines. The total dollar value of coins processed through our network for the three month period ended March 31, 2008 was approximately $673 million, compared to $622 million for the three month period ended March 31, 2007. The installed base of coin-counting machines increased to approximately 15,500 at March 31, 2008, from approximately 13,800 at March 31, 2007.
     Our entertainment revenues decreased for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of a reduced number of machines installed and due to the maturity of this industry, decreased foot traffic at our retailers’ locations, softness of the economy, increased fuel prices, consumer and retailer concerns surrounding the ongoing toy industry product recalls from China and a deflated housing market. While we are watching these trends closely, we believe macro-economic issues will continue to negatively affect retailer foot traffic for the foreseeable future. The installed base of entertainment machines decreased to approximately 230,000 at March 31, 2008, from approximately 299,000 at March 31, 2007 primarily due to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. In addition, we are also reducing our installed base as a result of strategic decisions to resign from non-profitable accounts.
     Our DVD revenues increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective date of January 18, 2008. Revenues for Redbox for the period from January 18 to March 31, 2008 were $57.8 million. In the first quarter of 2008, we had over 900 net installs and our same store growth was approximately 49%. In addition, strong movie titles and a television writers strike contributed a better than expected performance.
     Our Money transfer revenues increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of the acquisition of GroupEx effective January 1, 2008 and an increase in the number of money transfer transactions. Revenues for GroupEx for the three month period ended March 31, 2008 was $12.6 million. The remaining increase in money transfer revenues is due to the organic growth of CMT (Coinstar Money Transfer) services.

     Our E-payment revenues increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 as a result of an increase in the amount of transactions and the number of locations offering our E-payment services from the prior year period.
Direct Operating Expenses
     Our direct operating expenses consist primarily of the cost of (1) the percentage of transaction fees and commissions we pay to our retailers and agents, (2) coin pick-up, transportation and processing expenses, (3) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines, (4) field operations support and (5) the amortized cost of our DVD inventory. Variations in the percentage of transaction fees we pay to our retailers and agents may result in increased expenses. Such variations are based on our evaluation of certain factors, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Direct operating expenses	$132.6	$91.6	$41.0	44.8%
as a % of Total Revenue	69.6%	69.2%
     Direct operating expenses increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of the consolidation of Redbox’s results, our acquisition of GroupEx in January, and an increased number of coin-counting and money transfer transactions offset by a reduced number of entertainment related transactions. The increase in direct operating expenses for DVD and Money Transfer were $39.3 million and $13.2 million, respectively, for the three month period ended March 31, 2008. This increase was offset by the decrease of $12.3 million from our Coin and Entertainment direct operating expenses. This decrease was primarily related to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. The remaining increase was from our E-payment services due to the increase in revenues as the majority of E-payment expenses are variable in nature.
Marketing
     Our marketing expenses represent our cost of advertising, marketing and public relation efforts in national and regional advertising and the major international markets in which we operate our Money transfer services. For example, we have been using advertising to introduce e-payment features on our coin-counting machines and other e-payment product channels such as our stored value card offerings. This directed marketing and advertising approach, which we expect to continue through 2008, continues driving increased trial and repeat use of both our coin services offerings and e-payment products.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Marketing	$2.8	$1.6	$1.2	75.0%
as a % of Total Revenue	1.5%	1.2%
     Marketing expenses increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of the consolidation of Redbox’s results, and our acquisition of GroupEx in January 2008. Marketing expenses for GroupEx and Redbox were $0.3 million and $0.7 million, respectively, for the three month period ended March 31, 2008. The remaining increase of $0.2 million was from our E-payment services driven by the increase in revenues and additional direct marketing expenditures.
Research and Development
     Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services, primarily our coin-counting system.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Research and development	$1.2	$1.3	$(0.1)	-7.7%
as a % of Total Revenue	0.6%	1.0%

     Research and development expenses have remained relatively consistent for the three month periods ended March 31, 2008 and March 31, 2007. We intend to continue to invest at these levels in research and development in the coming years.
General and Administrative
     Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

General and administrative	$19.8	$12.2	$7.6	62.3%
as a % of Total Revenue	10.4%	9.2%
     General and administrative expenses increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. General and administrative expenses for Redbox and GroupEx were $5.3 million and $1.3 million, respectively, for the three month period ended March 31, 2008. The remaining increase of $1.0 million was mainly from additional costs of corporate shared resources due to compliance as a result of acquisition, additional legal cost, and growth of the company. In addition, as a result of the proxy contest, we estimate the future expenses related to this contest, which includes solicitation of stockholders are estimated to be approximately $3.4 million to $6.4 million, depending on the outcome of the proxy contest.
Depreciation and Other
     Our depreciation and other expenses consist primarily of depreciation charges on our installed service machines as well as on computer equipment and leased automobiles.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Depreciation and other	$17.0	$14.5	$2.5	17.2%
as a % of Total Revenue	8.9%	11.0%
     Depreciation and other expenses increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. Depreciation and other expenses for Redbox and GroupEx were $4.4 million and $0.2 million, respectively, for the three month period ended March 31, 2008. The increase of depreciation and other expenses from the acquisition was offset by the decrease of $2.5 million in our Coin and Entertainment services, primarily due to the write-off of fixed assets in connection with our asset impairment charge in the fourth quarter of 2007. The remaining increase of $0.4 million was from our E-payment services and Coinstar Money Transfer service due to the increase in installed base of the machines.
Amortization of Intangible Assets
     Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Amortization of intangible assets	$2.3	$1.7	$0.6	35.3%
as a % of Total Revenue	1.2%	1.3%
     Amortization expense increased in the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 primarily as a result of intangible assets derived from our acquisitions.

Other Income and Expense

	Three Month Periods Ended March 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng

Interest income and other (expense), net	$(0.9)	$0.1	$(1.0)	-1000.0%
Interest expense	$(4.9)	$(4.0)	$(0.9)	22.5%
Loss from equity investments	$(0.6)	$(0.3)	$(0.3)	100.0%
Minority interest	$(3.2)	$—	$(3.2)	100.0%
     Interest income and other expense, net decreased in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 primarily due to the impact from the unfavorable movement of foreign exchange rates in our foreign subsidiaries during the first quarter of 2008.
     Interest expense increased in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 primarily due to higher outstanding debt balances and increased capital leases.
     Loss from equity investments and other decreased in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007 primarily as a result of additional equity investment loss recognized during the first quarter of 2008 associated with the Redbox results prior to the date we began consolidating Redbox.
     Minority interest for the three month period ended March 31, 2008 represents the 49% of Redbox’s operating results that we do not own.
Income Tax Expense
     The income tax provision for the three month periods ended March 31, 2008 and 2007 reflects an effective tax rate of 48.2% and 50.1%, respectively, compared to a United States statutory federal rate of 35%. For each of the three month periods ended March 31, 2008 and 2007, the tax rate reflects United States statutory rate plus state income tax expense at an average weighted rate on United States results; and foreign taxes at the local statutory rates in foreign jurisdictions where we have a taxable presence. The effective rate also includes implications from the application of SFAS 123R with respect to incentive stock options.
Liquidity and Capital Resources
Cash and Liquidity
     Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.
     As of March 31, 2008, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $201.5 million. This consisted of cash and cash equivalents immediately available to fund our operations of $29.0 million, cash in machine or in transit of $54.6 million and cash being processed of $117.9 million (which relates to our partner payable liability and payable to our money transfer agents as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $72.5 million as of March 31, 2008, compared with $104.7 million as of December 31, 2007. The decrease in working capital was primarily the result of our acquisition of GroupEx and our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective date of January 18, 2008. In addition, the decrease is due to the timing of payments to our vendors and retailers.
     Net cash provided by operating activities was $22.5 million for the three months ended March 31, 2008, compared to net cash used by operating activities of $12.6 million for the three months ended March 31, 2007. Cash provided by operating activities increased primarily as a result of a reduction of cash used by our operating assets and liabilities of $7.8 million for the three months ended March 31, 2008 as compared to cash used by operating assets and liabilities of $34.3 for the three months ended March 31, 2007. Cash used by our operating assets and liabilities decreased mainly due to the timing of payments to our retailers and the collection of our telecommunication fee refund that was recorded in 2007 but not collected until 2008. This was offset by an increase in cash provided from operating results net of non-cash transactions on our Consolidated Statement of Operations of $8.6 million. The increase of $8.6 million resulted mostly from increases in depreciation and other, amortization, and stock compensation expense resulting from our acquisitions of GroupEx and Redbox as well as minority interest of $3.2 million resulting from the acquisition of Redbox.
     Net cash used by investing activities for the three months ended March 31, 2008 was $52.6 million compared to $18.1 million in the comparable prior year period. Net cash used by investing activities consisted primarily of capital expenditures and the acquisitions of GroupEx and Redbox in January 2008. The increase in capital expenditures year-over-year is primarily a result of the installation of coin and DVD machines, upgrades to our machines, and other corporate infrastructure costs.
     Net cash provided by financing activities for the three months ended March 31, 2008 was $33.7 million compared to cash used of $3.9 million in the comparable prior year period. In 2008, net cash provided by financing activities represented the borrowings on our credit facility of $145.5 million, proceeds of employee stock option exercises of $3.1 million, and the excess tax benefit from exercise of stock options of $0.2 million, offset by cash used to make principal payments on debt of $115.1 million. In 2007, net cash used by financing activities represented the proceeds of employee stock option exercises of $1.0 million and the excess tax benefit from exercise of stock options of $0.9 million, offset by cash used to repurchase our common stock of $3.5 million and principal payments on debt of $2.3 million.
Credit Facility
     On November 20, 2007, we entered into a senior secured revolving line of credit facility, which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Fees for this facility of approximately $1.7 million are being amortized over the 5-year life of the revolving line of credit facility. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of March 31, 2008, our outstanding revolving line of credit balance was $291.5 million.
     During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150 million to hedge against the potential impact on earnings from the increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. Under the interest rate swap agreement, we receive or make payments on a quarterly basis, based on the differential between a specific interest rate and three-month LIBOR. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2008, the fair value of the swap, which was $1.8 million, was recorded in other comprehensive income, net of tax of $0.7 million, with the corresponding adjustment to the liability in our consolidated financial statements. The swap will mature on March 20, 2011.
     Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “BBA LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the BBA LIBOR Rate, the margin ranges from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranges from 0 to 50 basis points. As of March 31, 2008, our weighted average interest rate on the revolving line of credit facility was 4.1%.
     The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of March 31, 2008, we were in compliance with all covenants.
     As of March 31, 2008, we had six irrevocable standby letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2008, are used to collateralize certain obligations to third parties. Prior to and as of March 31, 2008, no amounts have been, or are outstanding under these standby letters of credit.
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
Off-Balance Sheet Arrangements
     As of March 31, 2008, off-balance sheet arrangements are comprised of our operating leases and letters of credit as disclosed in Note 8 to our Consolidated Financial Statements included in our Fiscal 2007 Annual Report on Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.
Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the our Fiscal 2007 Annual Report on Form 10-K.
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

	Three Month Periods Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2008 (1)	2007 (2)	2007 (3)	2007	2007	2006	2006	2006 (4)
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$190,519	$133,314	$143,291	$137,356	$132,336	$138,047	$140,036	$130,327
Expenses:
Direct operating	132,610	83,166	96,209	89,941	89,192	90,856	88,943	84,932
Operating taxes, net	—	1,946	(9,488)	2,629	2,447	1,936	2,446	2,722
Marketing	2,803	2,009	5,650	2,614	1,626	5,481	4,626	3,389
Research and development	1,246	1,070	1,397	1,345	1,341	1,155	1,457	1,393
General and administrative	19,796	13,857	15,685	13,404	12,247	13,033	13,984	12,594
Depreciation and other	16,971	14,724	15,100	14,549	14,468	13,272	13,410	13,295
Amortization of intangible assets	2,342	1,962	1,813	1,817	1,739	1,722	1,661	1,510
Impairment and excess inventory charges	—	65,220	—	—	—	—	—	—

Income (loss) from operations	14,751	(50,640)	16,925	11,057	9,276	10,592	13,509	10,492
Interest income and other(expense), net	(869)	292	1,808	173	75	165	487	420
Interest expense	(4,916)	(4,605)	(4,365)	(4,125)	(3,974)	(3,910)	(4,120)	(3,986)
(Loss) income from equity investments and other	(580)	472	2,217	(1,101)	(255)	(118)	(443)	304
Minority interest	(3,173)	—	—	—	—	—	—	—
Early retirement of debt	—	(1,794)	—	—	—	—	—	—

Income (loss) before income taxes	5,213	(56,275)	16,585	6,004	5,122	6,729	9,433	7,230
Income taxes	(2,512)	19,053	(7,520)	(2,656)	(2,566)	(1,689)	(4,144)	(3,111)

Net income (loss)	$2,701	$(37,222)	$9,065	$3,348	$2,556	$5,040	$5,289	$4,119

Net income (loss) per share:
Basic	$0.10	$(1.34)	$0.33	$0.12	$0.09	$0.18	$0.19	$0.15
Diluted	$0.10	$(1.34)	$0.32	$0.12	$0.09	$0.18	$0.19	$0.15

(1)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(2)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge.

(3)	In the third quarter of 2007, we recognized a telecommunication fee refund.

(4)	In the second quarter of 2006, we acquired CMT.

Seasonality
     We have historically experienced seasonality in our revenues with higher revenues in the second half of the year than in the first half of the year. Our Coin services generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our Money Transfer and E-payment services generally provide its highest revenue in the fourth quarter. Our DVD services generate lower revenues in the second quarter due in part to improved weather and daylight saving time. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and Entertainment and DVD services, and relatively lower margin E-payment and Money Transfer services.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of March 31, 2008, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $3.5 million bringing the total authorized for purchase under our credit facility to $28.5 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $22.0 million as of March 31, 2008, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.
     Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of March 31, 2008, this authorization allows us to repurchase up to $18.1 million of our common stock.
     The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2008:

			Total Number of
			Shares Purchased
			as Part of the
			Publicly	Maximum Approximate
	Total Number of		Announced	Dollar Value of Shares that
	Shares	Average Price	Repurchase	May Yet be Purchased Under
	Repurchased (1)	Paid per Share	Programs	the Programs

January 1 - 31, 2008	3,563	$27.27	—	$15,001,745
February 1 - 29, 2008	4,551	29.60	—	16,188,205
March 1 - 31, 2008	72	28.38	—	18,155,876

	8,186	$28.58	—	$18,155,876

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. Prior to January 1, 2008, 12,083 shares had been tendered for tax withholding on vesting of restricted stock awards. However, none of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

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
     Based on our outstanding revolving line of credit obligations of $291.5 million as of March 31, 2008, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $1.4 million, net of a $1.5 million offset resulting from our interest rate swap agreement; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $1.4 million, net of a $1.5 million offset resulting from our interest rate swap agreement. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. In the first quarter of 2008, we have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $150 million. This interest rate swap converts a portion of our variable 3-month LIBOR rate financing into a fixed interest rate financing. This fixed interest rate swap hedge reduces the effect of fluctuations in the market interest rates. The agreement matures on March 20, 2011.
     We are further subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, Europe, Canada and Mexico.
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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Excluding additional entity level controls added in connection with our acquisition during the first quarter of 2008, no changes in our internal control over financial reporting occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. The arbitration is scheduled for November 2008. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines.

Item 1A. Risk Factors
     Other than the risk factors related to our DVD services business discussed below, there have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Our DVD services business has a limited operating history and a history of operating losses.
     Our DVD services business has a limited operating history and faces many of the risks inherent to a new business. Redbox, the largest part of our DVD services business, has incurred a net operating loss each year since it began operations in 2002, and we cannot predict when or if it will achieve profitability. As a result of its limited operating history, it is difficult to accurately forecast our potential revenue and operating results from DVD services. If we are unable to attract customers to our DVD rental kiosks, our operations and financial condition will be adversely affected. While we believe that the total addressable market for DVD rental kiosks is large, we cannot be certain about its size. Because of our limited operating history and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations.
If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.
     A critical element of our DVD services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet customer demand while also maintaining our desired gross margins. If we do not acquire sufficient DVD titles and copy depth, either by not correctly anticipating demand or by intentionally acquiring fewer copies than needed to fully satisfy demand, we may not appropriately satisfy customer demand, which could decrease customer satisfaction. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles, our inventory utilization would become less efficient and our gross margins for DVD services would be adversely affected. Our ability to accurately predict customer demand as well as market factors such as exclusive distribution arrangements may impact our ability to acquire appropriate quantities of certain DVDs. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as copy depth and product returns, among others, or if the price of DVDs increases generally or for certain titles, our inventories may become unbalanced. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations.
If our sell-back prices to distributors continue to decrease or if there is an increase in customer demand for titles or formats that are more expensive for us to acquire, our gross margins in the DVD services business could be adversely affected.
     Gross margins in the DVD services business depend in part on our ability to negotiate favorable sell-back terms for DVDs at the end of their rental life and the price at which we can sell back DVDs has declined in recent periods. If this trend continues, our operating results will be adversely affected. It is uncertain whether we will be able to negotiate purchase and sell-back prices with our DVD distributors for new physical formats such as Blu-ray discs that will allow us to be profitable under our current business model. Increased market acceptance of Blu-ray discs could also put downward pressure on the distributors’ sell-back price for standard-definition DVDs, as demand for the old format decreases. In addition, certain titles cost more for us to acquire, depending on the source from which they are acquired and the terms on which they are acquired. If customer demand for these titles increases, our content acquisition expenses could increase, and our gross margins could be adversely affected. Films released on the new high-definition formats, such as Blu-ray discs, may be more expensive to acquire than films released on standard-definition formats. The rate of customer acceptance and adoption of these new formats is uncertain. If customers select the new higher-cost, high-definition formats on a proportional basis more often than standard-definition formats, and if we are unable to negotiate attractive purchase and sell-back prices for both high and standard-definition formats with our distributors, our actual content acquisition expenses could increase and our gross margins in the DVD services business could be adversely affected.
We may be unable to attract new retailers and penetrate new markets and distribution channels.
     In order to increase our coin-counting, DVD, entertainment and E-payment services machine and equipment installations, we need to attract new retailers and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels such as banks and credit unions. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting, DVD, entertainment and E-payment services machines to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

Payment of increased service fees to retailers could negatively affect our business results.
     We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on Coin, DVD, Entertainment and E-payment products and services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.
Item 6. Exhibits

Exhibit
Number		Description

2.6
First Amendment of Stock Purchase Agreement dated January 1, 2008 by and among Coinstar E-payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran. (1)

3.2		Amended and Restated Bylaws. (2)

4.7		Amendment to the Rights Agreement, dated as of April 17, 2008, between Coinstar, Inc. and Computershare Trust Company N.A. (3)

10.42	*	Form of Employment Agreement between Coinstar, Inc. and Paul Davis. (4)

10.43	*	Employment Offer Letter for Paul Davis dated March 20, 2008. (4)

10.44	*	Form of Change of Control Agreement between Coinstar, Inc. and Paul Davis. (4)

31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2008 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on April 3, 2008 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on April 22, 2008 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 4, 2008 (File Number 000-22555).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coinstar, Inc.
By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer May 9, 2008