Form 10-Q
period 2008-09-30
COINSTAR INC
filed 2008-11-10
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2008
Common Stock, $0.001 par value	28,248,413

COINSTAR, INC.
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COINSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,362	$18,497
Cash in machine or in transit	45,506	78,097
Cash being processed	72,883	99,998
Accounts receivable, net of allowance for doubtful accounts of $1,831 and $1,489 at September 30, 2008 and December 31, 2007, respectively	57,435	49,809
Inventory	82,169	33,360
Deferred income taxes	6,724	3,459
Prepaid expenses and other current assets	28,479	18,747

Total current assets	357,558	301,967
PROPERTY AND EQUIPMENT, NET	331,214	146,041
DEFERRED INCOME TAXES	790	16,447
OTHER ASSETS	10,195	15,150
EQUITY INVESTMENTS	—	33,052
INTANGIBLE ASSETS, NET	45,714	34,457
GOODWILL	289,185	221,459

TOTAL ASSETS	$1,034,656	$768,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$120,322	$49,829
Accrued payable to retailers and agents	108,914	99,998
Other accrued liabilities	76,280	40,911
Current portion of long-term debt and capital lease obligations	30,011	6,505

Total current liabilities	335,527	197,243
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	337,103	266,146
DEFERRED TAX LIABILITY	57	54
MINORITY INTEREST	34,915	—

TOTAL LIABILITIES	707,602	463,443

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 30,174,494 and 29,665,125 issued and 28,248,413 and 27,739,044 shares outstanding at September 30, 2008 and December 31, 2007, respectively	369,280	354,509
Accumulated deficit	(6,892)	(16,784)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive income	5,497	8,236

Total stockholders’ equity	327,054	305,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,034,656	$768,573

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
REVENUE	$650,919	$412,983	$240,497	$143,291
EXPENSES:
Direct operating (1)	453,340	270,930	168,721	86,721
Marketing	13,992	9,890	7,374	5,650
Research and development	3,578	4,083	1,157	1,397
General and administrative	65,762	41,336	22,760	15,685
Depreciation and other (1)	53,572	44,117	17,746	15,100
Amortization of intangible assets	6,911	5,369	2,271	1,813
Proxy, write-off of acquisition costs, and litigation settlement	3,084	—	—	—

Income from operations	50,680	37,258	20,468	16,925
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other	(2,727)	559	(709)	699
Interest income	1,065	1,497	180	1,109
Interest expense	(16,226)	(12,464)	(5,404)	(4,365)
(Loss) Income from equity investments	(338)	861	(1)	2,217
Minority interest	(10,789)	—	(3,347)	—

Income before income taxes	21,665	27,711	11,187	16,585
Income tax expense	(11,773)	(12,742)	(6,676)	(7,520)

NET INCOME	$9,892	$14,969	$4,511	$9,065

(1)	“Direct operating” above excludes depreciation and other of $48.3 million and $15.9 million for the nine and three month periods ended September 30, 2008 and $40.8 million and $13.9 million for the nine and three months ended September 30, 2007.

NET INCOME PER SHARE:
Basic	$0.35	$0.54	$0.16	$0.33
Diluted	$0.35	$0.53	$0.16	$0.32

WEIGHTED SHARES OUTSTANDING:
Basic	27,992	27,796	28,170	27,846
Diluted	28,507	28,336	28,685	28,405
See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine Month Period Ended September 30, 2008
(in thousands, except share data)
(unaudited)

					Accumulated
					Other
	Common Stock				Comprehensive		Comprehensive
	Shares	Amount	Accumulated Deficit	Treasury Stock	Income (Loss)	Total	Income (Loss)
BALANCE, December 31, 2007	27,739,044	$354,509	$(16,784)	$(40,831)	$8,236	$305,130
Proceeds from exercise of stock options, net	418,753	8,547				8,547
Stock-based compensation expense	90,616	4,809				4,809
Tax benefit on share-based compensation		1,415				1,415
Net income			9,892			9,892	$9,892
Loss on short-term investments net of tax benefit of $16					(25)	(25)	(25)
Foreign currency translation adjustments net of tax benefit of $92					(3,541)	(3,541)	(3,541)
Interest rate hedges on long-term debt net of tax expense of $794					827	827	827

Total comprehensive income							$7,153

BALANCE, September 30, 2008	28,248,413	$369,280	$(6,892)	$(40,831)	$5,497	$327,054

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Month Periods
	Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$9,892	$14,969
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	53,572	44,117
Amortization of intangible assets and deferred financing fees	7,297	5,931
Write-off of acquisition costs	1,004	—
Non-cash stock-based compensation	6,288	4,886
Excess tax benefit on share-based awards	(615)	(3,921)
Deferred income taxes	9,231	10,737
Loss (Income) from equity investments	3,449	(1,328)
Minority interest	10,789	—
Other	834	(388)
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	21,613	(24,343)
Inventory	(22,505)	(1,212)
Prepaid expenses and other current assets	(11,772)	(5,428)
Other assets	(593)	(2,460)
Accounts payable	41,762	(8,660)
Accrued payable to retailers and agents	(17,485)	(2,200)
Other accrued liabilities	(2,635)	4,170

Net cash provided by operating activities	110,126	34,870
INVESTING ACTIVITIES:
Purchase of property and equipment	(126,814)	(64,374)
Acquisitions, net of cash acquired of $40,277 in 2008	(24,829)	(81)
Loan to equity investee	—	(10,000)
Proceeds from sale of fixed assets	3,235	937

Net cash used by investing activities	(148,408)	(73,518)
FINANCING ACTIVITIES:
Principal payments on revolving line of credit and capital lease obligations	(299,759)	(30,667)
Additional borrowings on credit facility	317,500	46,500
Excess tax benefit on share-based awards	615	3,921
Repurchase of common stock	—	(3,495)
Proceeds from exercise of stock options	8,547	3,936

Net cash provided by financing activities	26,903	20,195
Effect of exchange rate changes on cash	(2,462)	1,435

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(13,841)	(17,018)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	196,592	178,164

End of period	$182,751	$161,146

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$9,728	$11,848
Cash paid during the period for income taxes	5,552	2,297

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of vehicles financed by capital lease obligations	$961	$6,515
Accrued acquisition costs	10,000	41
See notes to consolidated financial statements

COINSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine and Three Month Periods Ended September 30, 2008 and 2007
(unaudited)
NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of company: Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a multi-national company offering a range of 4th Wall™ solutions for retailers’ storefronts. Our services consist of self-service coin counting, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, self-service DVD kiosks where consumers can rent or purchase movies, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and stored value kiosks. Our services, in one form or another, are offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, Ireland, the United Kingdom and other countries. As of September 30, 2008, we had an approximate total of:

Coin-counting machines	17,500	*
Entertainment services machines	150,000
DVD kiosks	11,800
Money transfer services locations	35,000
E-payment point-of-sale terminals	20,800
E-payment enabled coin-counting kiosks	10,900

*	Amount includes 10,900 E-payment coin-counting kiosks.
     Basis of presentation: The unaudited consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC. The results of operations for the nine and three month periods ended September 30, 2008, are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.
     Principles of consolidation: The accompanying consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries and companies in which we have a controlling interest. Investments in companies of which we have significant influence, but not a controlling interest, are accounted for under equity method accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
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

     Revenue recognition: We recognize revenue as follows:
•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting machines. Our revenue represents the fee charged for coin-counting;

•	DVD revenue is recognized during the term of a customer’s rental transaction;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet under the caption “Cash in machine or in transit”. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $3.8 million and $8.4 million at September 30, 2008 and December 31, 2007, respectively;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.
     Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150 million to hedge against the potential impact on earnings from the increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreement, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2008, the change in the fair value of the swap, which was $1.6 million, was recorded in other comprehensive income, net of tax of $0.8 million, with the corresponding adjustment to other assets in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is zero. The term of the swap is through March 20, 2011.
     Recent accounting pronouncements: In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures. Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are currently reviewing the provisions of SFAS 157 to determine the impact on our non-financial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis.
     The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our financial results for the nine month periods ended September 30, 2008. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
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
     The following table presents our financial assets that have been measured at fair value as of September 30, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of September 30, 2008
	Level 1	Level 2	Level 3
Short-term investment	$1,742	—	—
Interest rate swap asset	—	$1,627	—
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
     Contingency: In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. The arbitration is scheduled for 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. ScanCoin North America has moved to stay the case pending resolution of the arbitration.
NOTE 2: ACQUISITIONS
Groupex
     On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. The purchase price included a $60.0 million cash payment (subject to a customary working capital adjustment) at closing. In addition, there is an additional payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing. As of September 30, 2008, we believe this payout is probable as the performance conditions have been met. Further, we incurred an estimated $2.1 million in transaction costs, including legal, accounting, and other directly related charges. The total purchase price, net of cash acquired, was $45.3 million. The results of operations of GroupEx from January 1, 2008 are included in Coinstar’s Consolidated Statement of Operations.
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

$72,100

     Goodwill of $55.7 million, representing the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets. An election pursuant to Internal Revenue Code Section 338(h)(10) is being made for tax purposes so the entire amount of intangibles and goodwill will be amortized and deducted over 15 years. Included in the liabilities assumed, is an estimated additional payment of $10.0 million which represents our best estimate that certain performance conditions as defined in the agreement, would be met in the fifteen months following the closing. As of September 30, 2008, we believe the estimated payout is probable as the performance conditions have been met and the payment will be made in 2009.
     We used forecasted future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

		Estimated
	Fair value	Useful Lives
	(in thousands)	(in years)
Intangible assets:
Internal use software	$1,600	5
Agent relationships	12,300	10
Trademark	1,400	3

Total	$15,300

     Amortization expense for the nine months ended September 30, 2008, relating to this acquisition was approximately $1.5 million. Based on identified intangible assets recorded as of September 30, 2008, and assuming no subsequent impairment of the underlying assets, the estimated aggregate amortization expense will be as follows:

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

     The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed to the extent of the 51% ownership interest acquired as of the various dates the payments were made under step acquisition accounting. The remaining 49% portion of net assets represents the minority interest ownership in Redbox. The following unaudited condensed balance sheet presents assets and liabilities of Redbox, consolidated on January 18, 2008, resulting from our step acquisitions of Redbox.

(in thousands)
Assets acquired:
Cash and cash equivalents	$13,470
Trade accounts receivable	10,175
Inventory	27,072
Prepaid expenses and other assets	7,142
Property and equipment	100,691
Intangible assets	1,905
Goodwill	11,898

172,353

Liabilities assumed:
Accounts payable and accrued liabilities	112,521
Deferred tax liability	2,101
Minority interest	23,922

Total investment in Redbox	$33,809

     The calculation and recognition of goodwill is consistent with the step acquisition guidance in FASB Statement No. 141, Business Combination and ARB No. 51, Consolidated Financial Statements. Goodwill of $11.9 million represents primarily the excess of purchase paid over the fair of value of the tangible and identifiable intangible assets acquired, and is not amortized. The goodwill of $2.5 million recognized as a result of the additional ownership of 3.7% is expected to be deductible for tax purposes.
     We used forecasted future cash flows to estimate the fair value of Redbox intangible assets. Intangible assets of $1.9 million represent the internal-use software and customer relations acquired when payments were made under step acquisition accounting and are amortized over 5 years. The amortization expense for the nine months ended September 30, 2008 was approximately $0.3 million. Based on intangible assets recorded as of September 30, 2008, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense will be as follows:

(in thousands)
2008	$489
2009	496
2010	415
2011	192
2012	192
Thereafter	121

$1,905

     The following unaudited pro forma information represents the results of operations for Coinstar, Inc. inclusive of Redbox for the nine and three month periods ended September 30, 2008 and 2007, as if the acquisition had been consummated as of January 1, 2008 and January 1, 2007. Such pro forma information is not provided for our Groupex acquisition as the impact to our consolidated financial statements is not material. This pro forma information does not purport to be indicative of what may occur in the future:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue	$661,929	$497,166	$240,497	$180,944
Net income	$9,903	$14,906	$4,511	$9,032
Net income per share
Basic	$0.35	$0.54	$0.16	$0.32
Diluted	$0.35	$0.53	$0.16	$0.32

Shares:
Basic	27,992	27,796	28,170	27,846
Diluted	28,507	28,336	28,685	28,405
NOTE 3: PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2008	2007
	(in thousands)
Machines	$603,588	$364,564
Computers	29,242	15,238
Office furniture and equipment	12,849	10,119
Vehicles	22,011	24,655
Leasehold improvements	3,054	2,548

	670,744	417,124
Accumulated depreciation and amortization	(339,530)	(271,083)

	$331,214	$146,041

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
     The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Expected term (in years)	3.7	3.7	3.7	3.7
Expected stock price volatility	35%	41%	35%	35%
Risk-free interest rate	2.5%	4.5%	2.6%	4.1%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per option granted	$9.66	$11.09	$10.08	$10.39
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
     The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense, which excludes stock-based compensation for Redbox in the amount of $1.5 million and $0.7 million for the nine and three months ended September 30, 2008, respectively, during the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Stock-based compensation expense	$4,809	$4,886	$1,618	$1,607
Related deferred tax benefit	1,362	1,303	485	448
     Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.
     The following table presents a summary of the stock option activity for the nine months ended September 30, 2008 (shares in thousands):

		Weighted
		average exercise
	Shares	price

OUTSTANDING, December 31, 2007	2,668	$23.07
Granted	525	32.34
Exercised	(433)	20.31
Cancelled, expired or forfeited	(56)	27.31

OUTSTANDING, September 30, 2008	2,704	25.22

EXERCISABLE, September 30, 2008	1,648	22.31

     As of September 30, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.3 million. This expense is expected to be recognized over a weighted average period of approximately 1.8 years. During the nine month period ended September 30, 2008, the total intrinsic value of stock options exercised was approximately $5.8 million. At September 30, 2008, there were 4.8 million shares of unissued common stock reserved for issuance under all the stock plans of which 2.1 million shares were available for future grants.
     Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.
     The following table presents a summary of the restricted stock award activity for the nine months ended September 30, 2008 (shares in thousands):

		Weighted
		average
		grant date
	Shares	fair value

NON-VESTED, December 31, 2007	105	$28.25
Granted	91	33.67
Vested	(46)	29.73
Forfeited	(6)	32.37

NON-VESTED, September 30, 2008	144	31.01

     Compensation expense related to our restricted stock awards totaled approximately $1.6 million and $0.6 million for the nine and three month periods ended September 30, 2008, respectively. Compensation expense related to our restricted stock awards totaled approximately $0.9 million and $0.4 million for the nine and three month periods ended September 30, 2007, respectively. As of September 30, 2008 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $3.1 million. This expense is expected to be recognized over a weighted average period of approximately 1.6 years. During the nine month period ended September 30, 2008, the total fair value of restricted stock awards vested was approximately $1.3 million.
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
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Numerator:
Net income	$9,892	$14,969	$4,511	$9,065

Denominator:
Weighted average shares for basic calculation	27,992	27,796	28,170	27,846
Incremental shares from employee stock options and awards	515	540	515	559

Weighted average shares for diluted calculation	28,507	28,336	28,685	28,405

     For the nine and three month periods ended September 30, 2008, options and restricted stock awards totaling approximately 0.9 million and 0.9 million, respectively, shares of common stock were excluded from the computation of net income per common share because their impact would be antidilutive. For the nine and three month periods ended September 30, 2007, options and restricted stock awards totaling approximately 0.8 million and 0.7 million, respectively, shares of common stock were excluded from the computation of net income per common share because their impact would be antidilutive.
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

     The following table summarizes our revenue by segment for the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue:
Coin and entertainment services:
Coin revenue	$194,771	$184,607	$71,027	$67,400
Entertainment revenue	117,102	188,494	37,046	62,432

Subtotal	311,873	373,101	108,073	129,832

DVD services	254,661	7,315	104,192	1,649
Money transfer services	66,273	16,729	22,016	6,239
E-payment services	18,112	15,838	6,216	5,571

Consolidated revenue	$650,919	$412,983	$240,497	$143,291

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
     The following table summarizes our income from operations, by segment for the period indicated:

	Nine Month Period	Three Month Period
	Ended September 30,	Ended September 30,
	2008	2008
	(in thousands)
Operating income before depreciation/amortization and unallocated expenses:
Coin and entertainment services	$74,017	$27,203
DVD services	50,070	17,996
Money transfer services	(8,141)	(2,197)
E-payment services	1,584	(214)

Subtotal	117,530	42,788

Depreciation/amortization and unallocated corporate expenses:
Depreciation, amortization and other	(60,562)	(20,017)
Unallocated expense — stock-based compensation	(6,288)	(2,303)

Subtotal	(66,850)	(22,320)

Consolidated income from operations	$50,680	$20,468

September 30,
2008
(in thousands)
Total assets:
Coin and entertainment services	$480,646
DVD services	252,879
Money transfer services	186,563
E-payment services	40,728
Unallocated corporate assets	73,840

Consolidated assets	$1,034,656

     The unallocated corporate assets are primarily cash and cash equivalents.

     The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue:
North America	$599,354	$372,624	$222,749	$128,140
International	51,565	40,359	17,748	15,151

Total revenue	$650,919	$412,983	$240,497	$143,291

Net income (loss):
North America	$21,181	$22,900	$9,970	$12,226
International	(11,289)	(7,931)	(5,459)	(3,161)

Total net income	$9,892	$14,969	$4,511	$9,065

	September 30,	December 31,
	2008	2007
	(in thousands)
Total assets:
North America	$998,356	$726,098
International	133,344	129,092
Intercompany eliminations	(97,044)	(86,617)

Total assets	$1,034,656	$768,573

     Our Coin and Entertainment, DVD, Money Transfer and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenues:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Wal-Mart Stores Inc.	17.6%	25.5%	18.7%	24.2%
McDonalds	10.0%	—	10.0%	—
The Kroger Company	7.9%	11.4%	7.5%	11.0%
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
     We own and service all of our coin-counting and entertainment services machines, providing a convenient and trouble free service to retailers. Coin-counting revenues are generated through transaction fees from our customers and business partners. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue e-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. When consumers elect to have a stored value card or e-certificate issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.
     Since inception, our coin-counting machines have counted and processed more than 381 billion coins worth more than $20.8 billion in more than 563 million self-service coin-counting transactions. We own and operate more than 17,500 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 10,900 of which are E-payment enabled).
     Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 17,000 retail locations, totaling more than 150,000 pieces of equipment. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.
DVD services
     Through our acquisition of DVDXpress and our majority ownership interest in Redbox, we offer self-service DVD rentals through 11,800 kiosks where consumers can rent or purchase movies. Our DVD kiosks supply all the functionality of a traditional video rental store, yet occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the fee. Our DVD kiosks are available in all states in the continental United States, Puerto Rico and the United Kingdom and offer our consumers with a more convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenues.

Money transfer services
     Through our acquisitions of Coinstar Money Transfer (“CMT”) and GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”) we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost effective way to send money around the world; it has become one of the leading independent providers of electronic money transfer services, with over 35,000 locations and operations in over 140 countries worldwide. Our services are specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances.
E-payment services
     We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, prepaid phones and providing payroll card services. We believe these and other E-payment services represent a significant growth opportunity for us. We offer various E-payment services in the United States and the United Kingdom through 20,800 point-of-sale terminals, 400 stand-alone E-payment kiosks and 10,900 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.
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
Results of Operations — Nine and Three Month Periods Ended September 30, 2008 and 2007
Revenue

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Coin revenues	$194.8	$184.6	$10.2	5.5%	$71.0	$67.4	$3.6	5.3%
Entertainment revenues	117.1	188.5	(71.4)	-37.9%	37.1	62.4	(25.3)	-40.5%
DVD revenues	254.6	7.3	247.3	3387.7%	104.2	1.6	102.6	6412.5%
Money transfer revenues	66.3	16.7	49.6	297.0%	22.0	6.2	15.8	254.8%
E-payment revenues	18.1	15.9	2.2	13.8%	6.2	5.7	0.5	8.8%

Total Revenue	$650.9	$413.0	$237.9	57.6%	$240.5	$143.3	$97.2	67.8%
     Our coin revenues increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 as a result of an increase in the number of transactions, an increase in the number of coin counting machines, and the volume of coins processed by our coin counting machines. New installations were strong for the third quarter of 2008 with over 1,000 placements. Same store sales were 1.8% negative for the third quarter of 2008, partly due to the large number of installations over the past 12 months, resulting in a slight cannibalization effect on same store sales. The remainder of negative comparative sales was due to macro-factors which has resulted in less coin generated under current economic conditions.
     The total dollar value of coins processed through our network for the nine and three month periods ended September 30, 2008 was approximately $2.2 billion and $806 million, compared to $2.1 billion and $767 million, respectively, for the nine and three month period ended September 30, 2007. The installed base of coin-counting machines increased to approximately 17,500 at September 30, 2008, from approximately 14,500 at September 30, 2007.

     Our entertainment revenues decreased for the nine and three month period ended September 30, 2008 compared to the nine and three month period ended September 30, 2007 primarily as a result of a reduced number of machines installed in Walmart locations, our decision to resign certain lower performing accounts during 2008, decreased foot traffic at our retailers’ locations, softness of the economy, increased fuel prices, and a deflated housing market. While we are watching these trends closely, we believe macro economic issues will continue to negatively affect retailer foot traffic for the foreseeable future. The installed base of entertainment machines decreased to approximately 150,000 at September 30, 2008, from approximately 289,000 at September 30, 2007 primarily due to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. In addition, we are also reducing our installed base as a result of strategic decisions to resign from certain lower performing accounts.
     Our DVD revenues increased in the nine and three month period ended September 30, 2008 compared to the nine and three month period ended September 30, 2007 primarily as a result of our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective date of January 18, 2008. Revenue for Redbox for the period from January 18 to September 30, 2008 was $245.6 million and $100.9 million for the third quarter of 2008. In the first nine months and the third quarter of 2008, we had approximately 4,800 and 2,200 net installs, respectively. We significantly increased our Walmart installs during the third quarter of 2008. In addition, solid unit economics and the counter-cyclical nature of DVD rentals to the economy contributed a better than expected performance. These factors were partially offset by a subpar movie slate during the summer months.
     Our Money transfer revenues increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 primarily as a result of the acquisition of GroupEx effective January 1, 2008, an increase in the number of money transfer transactions, and an increase in the average amount per transaction. Revenues for GroupEx for the nine and three month period ended September 30, 2008 was $41.3 million and $13.7 million, respectively.
     Our E-payment revenues increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 as a result of an increase in the amount of transactions and the number of locations offering our E-payment services from the prior year periods.
Direct Operating Expenses
     Our direct operating expenses consist primarily of (1) the percentage of transaction fees and commissions we pay to our retailers and agents, (2) coin pick-up, transportation and processing expenses, (3) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines, (4) field operations support and (5) amortization of our DVD inventory. Variations in the percentage of transaction fees we pay to our retailers and agents may result in increased expenses. Such variations are based on our evaluation of certain factors, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Direct operating expenses	$453.3	$270.9	$182.4	67.3%	$168.7	$86.7	$82.0	94.6%
as a % of Total Revenue	69.6%	65.6%			70.1%	60.5%
     Direct operating expenses increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 primarily as a result of the consolidation of Redbox’s results, which runs at a higher direct operating costs percentage than our historical business, our acquisition of GroupEx in January, increased freight and handling costs and increased transportation costs due to rising fuel prices. The increase in direct operating expenses for DVD and Money Transfer were $171.9 million and $42.7 million, respectively, for the nine month period ended September 30, 2008, and $73.8 million and $13.8 million for the three month period ended September 30, 2008. Additionally, in the third quarter of 2007 we recorded an excise tax refund of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. These increases were offset by the decrease from our Coin and Entertainment direct operating expenses in the amount of $46.2 million and $18.2 million for the nine and three month periods ended September 30, 2008. This decrease was primarily related to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. The remaining increase was from our E-payment services due to the increase in revenues as the majority of E-payment expenses are variable in nature.

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

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Marketing	$14.0	$9.9	$4.1	41.4%	$7.4	$5.7	$1.7	29.8%
as a % of Total Revenue	2.2%	2.4%			3.1%	4.0%
     Marketing expenses increased in the nine and three month period ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 primarily as a result of the consolidation of Redbox’s results, and our acquisition of GroupEx in January 2008. The increase in marketing expenses for DVD and Money Transfer were $4.2 million and $0.8 million, respectively, for the nine month period ended September 30, 2008, and $2.3 million and $0.3 million for the three month period ended September 30, 2008. The increases were slightly offset primarily due to a reduction in television ad spending in our Coin and entertainment services.
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

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Research and development	$3.6	$4.1	$(0.5)	-12.2%	$1.2	$1.4	$(0.2)	-14.3%
as a % of Total Revenue	0.6%	1.0%			0.5%	1.0%
     Research and development expenses have remained relatively consistent for the nine and three month periods ended September 30, 2008 and September 30, 2007. We intend to continue to invest at these levels in research and development in the coming years.
General and Administrative
     Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

General and administrative	$65.8	$41.3	$24.5	59.3%	$22.8	$15.7	$7.1	45.2%
as a % of Total Revenue	10.1%	10.0%			9.5%	11.0%
     General and administrative expenses increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. General and administrative expenses increased for DVD and Money Transfer by $22.5 million and $2.4 million, respectively, for the nine month period ended September 30, 2008, and $8.9 million and $0.1 million for the three month period ended September 30, 2008. As a percentage of revenue, general and administrative expenses decreased during the third quarter of 2008. This decrease is attributable to the leverage in the DVD business and cost containment measures across other business lines. The decrease was partially offset by higher general and administrative expenses in the money transfer business due to anti-money laundering and regulatory compliance costs as the money transfer business has grown.

Proxy, write-off of acquisition costs, and litigation settlement
     During the second quarter of 2008 there were unique events resulting in expenses for a proxy contest and the write-off of acquisition costs as well as income from the litigation settlement agreement with InComm Holding Inc.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Proxy, write-off of acquisition costs, and litigation settlement	$3.1	$—	$3.1	100.0%	$—	$—	$—	0.0%
as a % of Total Revenue	0.5%	0.0%			0.0%	0.0%
     Proxy, write-off acquisition costs, and litigation settlement expenses totaled $3.1 million combined for the first nine months of 2008:
•	We settled the proxy contest which resulted in one additional member to our Board of Directors and one additional independent director to be added by March 1, 2009. Expenses related to this proxy contest, including the solicitation of stockholders, were approximately $4.1 million.

•	We incurred expenses associated with the write-off of in-process acquisition expenses of $1.0 million for due diligence and professional service costs in connection with acquisitions that were being considered in the past and discussions have now been terminated.

•	We entered into a settlement agreement with Incomm Holding, Inc. and certain of its affiliates (“Incomm”). As a result, we and Incomm have agreed to dissolve a related party of our E-payment subsidiary of which we own 49%. A previous liability owed to the related party was relieved. The net settlement, after attorney fees, was approximately $2.0 million of income.
Depreciation and Other
     Our depreciation and other expenses consist primarily of depreciation charges on our installed service machines as well as on computer equipment and leased automobiles.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Depreciation and other	$53.6	$44.1	$9.5	21.5%	$17.7	$15.1	$2.6	17.2%
as a % of Total Revenue	8.2%	10.7%			7.4%	10.5%
     Depreciation and other expenses increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 primarily as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. Depreciation and other expenses for Redbox were $18.3 million and $7.4 million for the nine and three month periods ended September 30, 2008, respectively. Depreciation and other expenses for GroupEx were $0.6 million and $0.2 million, respectively, for the nine and three month periods ended September 30, 2008, respectively. The increase of depreciation and other expenses from the acquisitions were offset by the decrease in our Coin and Entertainment services in the amount of $11.1 million and $5.5 million for the nine and three month periods, primarily due to the write-off of fixed assets in connection with our asset impairment charge in the fourth quarter of 2007. The remaining increases were from our E-payment services and Money Transfer service due to the increase in installed base of the machines.
Amortization of Intangible Assets
     Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Amortization of intangible assets	$6.9	$5.4	$1.5	27.8%	$2.3	$1.8	$0.5	27.8%
as a % of Total Revenue	1.1%	1.3%			1.0%	1.3%
     Amortization expense increased in the nine and three month periods ended September 30, 2008 compared to the nine and three month periods ended September 30, 2007 primarily as a result of intangible assets derived from our acquisitions.

Other Income and Expense

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2008	2007	$ Chng	% Chng

Foreign currency (loss) gain and other	$(2.7)	$0.6	$(3.3)	-550.0%	$(0.7)	$0.7	$(1.4)	-200.0%
Interest income	$1.1	$1.5	$(0.4)	-26.7%	$0.2	$1.1	$(0.9)	-81.8%
Interest expense	$(16.2)	$(12.5)	$(3.7)	29.6%	$(5.4)	$(4.4)	$(1.0)	22.7%
Loss (Income) from equity investments	$(0.3)	$0.9	$(1.2)	-133.3%	$—	$2.2	$(2.2)	-100.0%
Minority interest	$(10.8)	$—	$(10.8)	100.0%	$(3.3)	$—	$(3.3)	100.0%
     Foreign currency (loss) gain and other decreased in the nine and three month periods ended September 30, 2008 as compared to the nine and three month periods ended September 30, 2007 primarily due to the impact from the unfavorable movement of foreign exchange rates in our foreign subsidiaries during 2008.
     Interest income decreased for the nine and three month periods ended September 30, 2008 due to lower invested balances and a decrease in interest rates.
     Interest expense increased in the nine and three month periods ended September 30, 2008 as compared to the nine and three month periods ended September 30, 2007 primarily due to higher outstanding debt balances.
     Loss from equity investments decreased in the nine and three month periods ended September 30, 2008 as compared to the nine and three month periods ended September 30, 2007 primarily as a result of the consolidation of Redbox’s results beginning in the first quarter of 2008.
     Minority interest for the nine and three month periods ended September 30, 2008 represents the operating results for the 49% stake in Redbox that we do not own.
Income Tax Expense
     The income tax provision for the nine month periods ended September 30, 2008 and 2007 reflects an effective tax rate of 54.3% and 46.0%, respectively. These rates differ from the federal statutory rate primarily due to the effect of U.S. state taxes and losses in the United Kingdom that do not provide tax benefits currently. The increase also was based in part on the timing of reinstating the Research and Development tax credit in Congress during October 2008. As a result of the timing of the reinstatement, we are not able to recognize the benefit of the tax credit until the fourth quarter of 2008. The effective rate also includes implications from the application of SFAS 123R with respect to incentive stock options.
Liquidity and Capital Resources
Cash and Liquidity
     Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.
     As of September 30, 2008, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $182.8 million. This consisted of cash and cash equivalents immediately available to fund our operations of $64.4 million, cash in machine or in transit of $45.5 million and cash being processed of $72.9 million (which relates to our partner payable liability and payable to our money transfer agents as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $22.0 million as of September 30, 2008, compared with $104.7 million as of December 31, 2007. The decrease in working capital was primarily the result of our acquisition of GroupEx and our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective date of January 18, 2008. In addition, the decrease is due to the timing of payments to our vendors and retailers.
     Net cash provided by operating activities was $110.1 million for the nine months ended September 30, 2008, compared to net cash provided by operating activities of $34.9 million for the nine months ended September 30, 2007. Cash provided by operating activities increased primarily as a result of an increase in income net of non-cash transactions on our Consolidated Statement of Operations of $26.7 million. The increase of $26.7 million resulted mostly from our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox's results from the effective date of January 18, 2008. In addition, we had cash provided by our operating assets and liabilities of $8.4 million for the nine months ended September 30, 2008 compared to cash used by operating assets and liabilities of $40.1 million for the nine months ended September 30, 2007. Cash used by our operating assets and liabilities decreased mainly due to the timing of payments to our retailers.

     Net cash used by investing activities for the nine months ended September 30, 2008 was $148.4 million compared to $73.5 million in the comparable prior year period. Net cash used by investing activities consisted primarily of capital expenditures and the acquisitions of GroupEx and Redbox in January 2008. The increase in capital expenditures year-over-year is primarily a result of the installation of coin and DVD machines, upgrades to our machines, and other corporate infrastructure costs.
     Net cash provided by financing activities for the nine months ended September 30, 2008 was $26.9 million compared to cash provided of $20.2 million in the comparable prior year period. In 2008, net cash provided by financing activities represented the borrowings on our credit facility of $317.5 million, proceeds of employee stock option exercises of $8.5 million, and the excess tax benefit from exercise of stock options of $0.6 million, offset by cash used to make principal payments on debt of $299.8 million. Net cash provided by financing activities for the nine months ended September 30, 2007, was $20.2 million. This amount primarily represented cash used to make payments on our revolver loan and capital leases of $30.7 million and repurchase of our common stock of $3.5 million, offset by additional borrowings on our credit facility of $46.5 million, net proceeds from the exercise of stock options of $3.9 million, and the excess tax benefit from exercise of stock options of $3.9 million.
Credit Facility
     On November 20, 2007, we entered into a senior secured revolving line of credit facility, which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Fees for this facility of approximately $1.7 million are being amortized over the 5-year life of the revolving line of credit facility. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of September 30, 2008, our outstanding revolving line of credit balance was $291.0 million.
     During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150 million to hedge against the potential impact on earnings from the increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreement, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. This interest rate swap is accounted for as a cash flow hedge in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As of September 30, 2008, the change in the fair value of the swap, which was $1.6 million, was recorded in other comprehensive income, net of tax of $0.8 million, with the corresponding adjustment to other assets in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is zero. The term of the swap is through March 20, 2011.
     Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “BBA LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent) (the “Base Rate”), plus a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the BBA LIBOR Rate, the margin ranges from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranges from 0 to 50 basis points. As of September 30, 2008, our weighted average interest rate on the revolving line of credit facility was 4.5%.
     The credit facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of September 30, 2008, we were in compliance with all covenants.
     As of September 30, 2008, we had five irrevocable standby letters of credit that totaled $11.8 million. These standby letters of credit, which expire at various times through December 2008, are used to collateralize certain obligations to third parties. Prior to and as of September 30, 2008, no amounts have been, or are outstanding under these standby letters of credit.

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
Redbox Debt
     As of September 30, 2008, included in our consolidated financial statements was debt associated with Redbox totaling $35.9 million, of which $11.6 million was a promissory note owed to GetAMovie, Inc. (“GAM”), a third party vendor, and $24.3 million related to a Rollout Purchase, License and Service Agreement (“the Rollout Agreement”) with McDonald’s USA. This debt is not contractually guaranteed by Coinstar, Inc.
     In May 2007, Redbox entered into the individual promissory note agreement with GAM. The promissory note provided Redbox with $10.0 million and carried an effective interest rate of 11.0% per year. Accrued interest of $1.6 million at September 30, 2008 becomes payable to GAM on May 1, 2009, and thereafter, will be paid quarterly, in arrears, with a final payment consisting of the principal and any accrued interest on May 1, 2010.
     In November 2006, Redbox and McDonald’s USA entered into the Rollout agreement for which Redbox subsequently received proceeds. The proceeds under the Rollout agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. Future payments made to McDonald’s USA over the contractual term of the agreement, which is 5 years, will reduce the accrued interest liability and principal.
Off-Balance Sheet Arrangements
     As of September 30, 2008, off-balance sheet arrangements are comprised of our operating leases and letters of credit as disclosed in Note 8 to our Consolidated Financial Statements included in our Fiscal 2007 Annual Report on Form 10-K. We also have $7.2 million in additional operating leases for Redbox as of September 30, 2008 comprised mostly of leases for office space and operations vehicles. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.
Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2007 Annual Report on Form 10-K with the exception of $27.9 million in total capital lease obligations, $7.2 million in operating leases and $35.9 million in total debt obligations for Redbox.
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

	Three Month Periods Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2008	2008 (4)	2008 (1)	2007 (2)	2007 (3)	2007	2007	2006
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$240,497	$219,903	$190,519	$133,314	$143,291	$137,356	$132,336	$138,047
Expenses:
Direct operating	168,721	152,009	132,610	85,112	86,721	92,570	91,639	92,792
Marketing	7,374	3,815	2,803	2,009	5,650	2,614	1,626	5,481
Research and development	1,157	1,175	1,246	1,070	1,397	1,345	1,341	1,155
General and administrative	22,760	23,206	19,796	13,857	15,685	13,404	12,247	13,033
Depreciation and other	17,746	18,855	16,971	14,724	15,100	14,549	14,468	13,272
Amortization of intangible assets	2,271	2,298	2,342	1,962	1,813	1,817	1,739	1,722
Impairment and excess inventory charges	—	—	—	65,220	—	—	—	—
Proxy, write-off of acquisition costs, and litigation settlement	—	3,084	—	—	—	—	—	—
Income (loss) from operations	20,468	15,461	14,751	(50,640)	16,925	11,057	9,276	10,592
Foreign currency (loss) gain and other	(709)	(890)	(1,128)	91	699	(20)	(120)	(35)
Interest income	180	626	259	201	1,109	193	195	200
Interest expense	(5,404)	(5,906)	(4,916)	(4,605)	(4,365)	(4,125)	(3,974)	(3,910)
(Loss) income from equity investments and other	(1)	243	(580)	472	2,217	(1,101)	(255)	(118)
Minority interest	(3,347)	(4,269)	(3,173)	—	—	—	—	—
Early retirement of debt	—	—	—	(1,794)	—	—	—	—

Income (loss) before income taxes	11,187	5,265	5,213	(56,275)	16,585	6,004	5,122	6,729
Income taxes	(6,676)	(2,585)	(2,512)	19,053	(7,520)	(2,656)	(2,566)	(1,689)

Net income (loss)	$4,511	$2,680	$2,701	$(37,222)	$9,065	$3,348	$2,556	$5,040

Net income (loss) per share:
Basic	$0.16	$0.10	$0.10	$(1.34)	$0.33	$0.12	$0.09	$0.18
Diluted	$0.16	$0.09	$0.10	$(1.34)	$0.32	$0.12	$0.09	$0.18

(1)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(2)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge.

(3)	In the third quarter of 2007, we recognized a telecommunication fee refund. The net income effect of the refund, net of taxes, monies owed to a joint venture and other effects was approximately $6.5 million in the third quarter of 2007.

(4)	In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.
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
     Based on our outstanding revolving line of credit obligations of $291.0 million as of September 30, 2008, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $1.4 million, net of a $1.5 million offset resulting from our interest rate swap agreement; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $1.4 million, net of a $1.5 million offset resulting from our interest rate swap agreement. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. In 2008, we have hedged a portion of our interest rate risk by entering into an interest rate swap with a notional amount of $150 million. This interest rate swap converts a portion of our variable one-month LIBOR rate financing into a fixed interest rate financing. This fixed interest rate swap reduces the effect of fluctuations in the market interest rates. The term of the swap is through March 20, 2011.
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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, we received a request for arbitration filed by ScanCoin AB (“ScanCoin”) before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately $8 million, plus interest. The arbitration is scheduled for 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. ScanCoin North America has moved to stay the case pending resolution of the arbitration.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of September 30, 2008, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $9.1 million bringing the total authorized for purchase under our credit facility to $34.1 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $27.6 million as of September 30, 2008, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.
     Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of September 30, 2008, this authorization allows us to repurchase up to $23.8 million of our common stock.
          The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2008:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number of		part of the Publicly	that May Yet be
	Shares Repurchased	Average Price Paid	Announced	Purchased Under the
	(1)	per Share	Repurchase Plans	Programs

7/1/08 - 7/31/08	265	$34.49	—	$23,363,850
8/1/08 - 8/31/08	—	—	—	23,438,313
9/1/08 - 9/30/08	265	32.00	—	23,764,092

	530	$33.25	—	$23,764,092

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. Prior to January 1, 2008, 12,083 shares had been tendered for tax withholding on vesting of restricted stock awards. However, none of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

Item 6. Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coinstar, Inc.
By:	/s/ BRIAN V. TURNER
Brian V. Turner
Chief Financial Officer November 10, 2008