Form 10-K
period 2008-12-31
COINSTAR INC
filed 2009-02-26
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 000-22555
COINSTAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

(425) 943-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	The NASDAQ Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.:  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2008 as reported on the NASDAQ Global Select Market, was approximately $381.7 million. Shares of Common Stock held by each executive officer and director and by each person who beneficially held more than 5% of the outstanding Common Stock have been excluded as these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 16, 2009, there were approximately 28,248,890 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2009 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K
Index

PART I
Item 1.	Business	Page 3
Item 1A.	Risk Factors	Page 5
Item 2.	Properties	Page 20
Item 3.	Legal Proceedings	Page 20
Item 4.	Submission of Matters to a Vote of Security Holders	Page 21

PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 21
Item 6.	Selected Financial Data	Page 23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 41
Item 8.	Financial Statements and Supplementary Data	Page 41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 43
Item 9A.	Controls and Procedures	Page 43
Item 9B.	Other Information	Page 43

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	Page 44
Item 11.	Executive Compensation	Page 44
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 44
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Page 44
Item 14.	Principal Accounting Fees and Services	Page 44

PART IV
Item 15.	Exhibits and Financial Statement Schedules	Page 44
SIGNATURES		Page 49
EX-10.44
EX-10.45
EX-10.46
EX-10.47
EX-10.48
EX-10.49
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX.32.1
EX-32.2

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

Summary

We are a multi-national company offering a range of 4th Wall®, solutions for retailers’ storefronts. The 4th Wall is typically an area between the cash registers and front door of retail locations that in the past has generally not been managed to optimize revenue per square foot. Our services consist of self-service coin counting, self-service DVD kiosks where consumers can rent or purchase movies, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and stored value kiosks. Our products and services can be found at more than 90,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants and money transfer agent locations.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001 we began offering our coin services in the United Kingdom. Since inception, our coin-counting machines have counted and processed more than 393.4 billion coins worth more than $21.6 billion in more than 583.1 million transactions. As of December 31, 2008, we own and operate more than 18,400 coin-counting machines in the United States, Canada, Puerto Rico, the United Kingdom and Ireland, of which approximately 11,000 are E-payment enabled, and more than 145,000 entertainment services machines in the United States, Puerto Rico and Mexico. We also utilize more than 23,000 point-of-sale terminals for E-payment services in the United States and the United Kingdom and offer our money transfer services at over 38,000 locations worldwide.

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we now consolidate Redbox’s financial results into our Consolidated Financial Statements. Through our majority ownership interest in Redbox and our acquisition of DVDXpress in 2007, we provide self-service DVD offerings through over 13,700 kiosks where consumers can rent or purchase movies.

On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. GroupEx provides money transfer services throughout the United States, Mexico and Guatemala.

We are headquartered in Bellevue, Washington, where we maintain most of our sales, marketing, research and development, quality control, and administration. In addition, our primary entertainment services office is located in Louisville, Colorado, our main E-payment office is located in Chicago, Illinois. We also have money transfer offices in La Mirada, California and London, England. We own a majority interest in Redbox, and their headquarters are located in Oakbrook Terrace, Illinois.

With our acquisitions and strategic investments over the last several years, we have significantly broadened our base of existing and potential retailers as well as the depth and reach of our sales and field service forces, providing greater opportunity to cross-sell our services. We have more than 1,700 field service employees throughout the United States and internationally, who have broadened our geographic reach to develop and maintain strong relationships with retailers. With the combination of coin, DVD, entertainment, and E-payment services, we are positioned as a single-source supplier for retailers to capitalize on the 4th Wall.

In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payments services.

Coin and Entertainment services

We are the leader in the self-service coin-counting services market and are the leading owner and operator of skill-crane and bulk vending machines in the United States. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2008, consumers processed more than $3.0 billion worth of coin through our coin-counting machines.

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

Since inception, our coin-counting machines have counted and processed more than 393.4 billion coins worth more than $21.6 billion in more than 583.1 million self-service coin-counting transactions. We own and operate more than 18,400 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 11,000 of which are E-payment enabled).

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 16,000 retail locations, totaling more than 145,000 pieces of equipment. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

DVD services

Through our majority ownership interest in Redbox and acquisition of DVDXpress in 2007, we offer self-service DVD rentals through 13,700 kiosks where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the fee. Our DVD kiosks are available in all states in the continental United States, Puerto Rico and the United Kingdom and offer our consumers a more convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Money Transfer services

Through our acquisitions of Coinstar Money Transfer (“CMT”) and GroupEx, we offer money transfer services primarily in the United Kingdom, other European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost effective way to send money around the world; it has become one of the leading independent providers of electronic money transfer services, with over 38,000 locations and operations in approximately 140 countries worldwide. Our services are specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances.

E-payment services

We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We offer various E-payment services in the United States and the United Kingdom through 23,000 point-of-sale terminals, 400 stand-alone E-payment kiosks and 11,000 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

Subsequent Events

On February 12, 2009, we entered into an agreement with GetAMovie Inc. (“GAM”) to acquire GAM’s 44.4 percent voting interests in Redbox and GAM’s rights, title and interest in a $10 million promissory note made by Redbox to GAM, in exchange for a combination of cash and Coinstar common stock. We will initially pay GAM $10 million in cash and 1.5 million shares of Coinstar common stock on the closing date, which is expected to be on February 26, 2009. The total consideration to be paid to GAM is expected to be between approximately $134 million and $151 million. In addition, we expect to purchase the remaining outstanding interests of Redbox from minority interest and non-voting interest holders. Consideration will be paid on similar terms to those of the GAM purchase agreement. The total consideration to be paid in these transactions to purchase the remaining outstanding interests of Redbox is expected to be between $21.5 million and $24.9 million. We have also amended our credit agreement to facilitate these transactions. For additional information about these events, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

Financial and Other Information About Segments, Geographic Areas and Our Business

Other segment and geographic information, including financial, customer, intellectual property and competitive information provided herein is incorporated from Note 15 to our Consolidated Financial Statements and related notes and in Items 1A and 7 hereof. A discussion of seasonality is included in Item 8, along with other quarterly financial information.

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

The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. Our typical contract term ranges from one to three years and automatically renews until we or the retailer gives notice of termination. DVD contracts typically range from three to six years. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems (including coin-counting systems which retailers could operate themselves or through a third party) or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc. and McDonald’s USA, LLC (“McDonald’s USA”), which accounted for approximately 19% and 10% of our consolidated revenue, respectively, for the year ended December 31, 2008. Our relationship with Wal-Mart is governed by contracts that Wal-Mart generally may terminate with limited notice. In addition, McDonald’s USA has the right to terminate its contract with us with respect to all of our kiosks in a particular geographic market, with or without cause, on 90 days’ notice, in which event we have the option to repurchase our kiosks on specified terms. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

Events outside of our control, including the current economic crisis, has and could continue to negatively affect customers’ use of our products and services.

Our customers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With increased economic pressures recently affecting more and more of our potential customers, we have been negatively impacted by more conservative purchasing tendencies over the last half year and expect that fewer non-essential products and services will be purchased during the coming periods if the economic downturn continues. For example, we have seen a significant decrease in revenues from our entertainment business during 2008 as people have spent less and had less to spend. Further, many of our customers have less discretionary income to transfer to relatives and other persons, often in foreign countries such as Mexico. In addition, because our business relies in part on customers initially visiting retailers to purchase products and services that are not necessarily our products and services, the fact that people are generally visiting retailers less frequently and being more careful with their money when they do, is also negatively impacting our business.

Further, our ability to obtain funding, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties could be adversely affected by the economic crisis. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the economic crisis as well. Finally, there may be consequences that will ultimately result from the current economic crisis are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity as well as our business generally.

There are many risks related to our DVD services business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our DVD services business. Some of the risks that could negatively impact our participation in this industry include:

•	Competition from other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie industry, than we have, including:

•	traditional video retailers, like Blockbuster, and other local and regional video stores, and other DVD kiosk businesses,

•	mail-delivery and online retailers like Netflix or Amazon,

•	other retailers like Wal-Mart and other chain stores selling DVDs,

•	pay-per-view/cable/satellite and similar movie content providers like Comcast or HBO,

•	other forms of movie content providers like Internet sites including iTunes, Hulu or Google, and

•	noncommercial sources like libraries;

as well as general competition from other forms of entertainment such as movie theaters, television, sporting events and video gaming.

•	Changes in the sequential timing of when movie content is made available to the various movie content distribution channels. Businesses that rent movies in physical formats such as DVDs currently enjoy a competitive advantage over other movie distribution rental channels because of the early timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the movie studios’ current practice is generally to make their movies available on physical formats for a 30 to 45-day release window before release to other movie distribution rental channels. However, movie studios could change, including shortening or discontinuing altogether, movie distribution windows, including simultaneous video-on-demand/computer downloads and DVD releases. For example, there have been recent announcements that certain movie studios will make new release titles available on video-on-demand or for online purchase on the same date as the DVD release. Studios also could attempt to lengthen the time that certain video retailers must wait before renting movies following their release on physical format (e.g., waiting at least 45 days following DVD release before making certain movies available for rental as recently proposed by Universal Studios).

•	Changes in consumer content delivery preferences, including DVDs with higher picture/sound quality (e.g., Blu-ray), disposable or download-to-burn DVDs, more use of personal video recorders (e.g., TiVo), pay-per-view/cable/satellite and similar technologies, computer downloads, portable devices, and other mediums, and less demand for a high volume of new movie content due to such things as larger home DVD and downloaded movie libraries.

•	Increased availability of movie content inventory through personal video recorders, pay-per-view/cable/satellite and similar technologies, computer downloads, portable devices, and other mediums.

•	Decreased quantity and quality of movie content availability for DVD distribution due to:

•	general-industry-related factors, including financial disruptions, labor conflicts (e.g., actor/writer strikes) or movie content failing to appeal to consumers’ tastes, and

•	distribution-related factors, including restrictions relating to the number of DVD selections made available to DVD kiosks and the manner in which DVD kiosks may distribute movies, i.e., only through rental (as recently proposed by Universal Studios).

•	Decreased costs related to purchasing or receipt of movie content, including less expensive DVDs, including more aggressive competitor pricing strategies and piracy, and cheaper use of pay-per-view/cable/satellite and similar technologies.

In addition, although our subsidiary Redbox is majority owned and we have the right to appoint and have appointed three of the five representatives to Redbox’s board of managers, prior to the expected February 26, 2009 closing of the GAM transaction described above, under the Redbox formulation documents, GAM has the right in some circumstances to require the sale of Redbox, including Coinstar’s sale of its equity. Accordingly, should the closing not occur and should GAM take specific actions, Coinstar could be required to sell all of its interests in Redbox. Adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition and operating results.

Our DVD services business has a limited operating history and a history of operating losses.

Our DVD services business has a limited operating history and faces many of the risks inherent to a new business. Redbox, the largest part of our DVD services business, had incurred a net operating loss each year since it began operations in 2002 through 2007, and has only been profitable on a quarterly basis since the first quarter of 2008, although it may not be able to sustain profitable operations in the future. As a result of its limited operating history, it is difficult to accurately forecast our potential revenue and operating results from DVD services. If we are unable to attract customers to our DVD rental kiosks, our operations and financial condition will be adversely affected. While we believe that the total addressable market for DVD rental kiosks is large, we cannot be certain about its size or the most effective plan for locating kiosks. Because of our limited operating history and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our DVD services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet customer demand while also maintaining our desired margins. If we do not timely acquire sufficient DVD titles and copy depth, due to, for example, not correctly anticipating demand or by intentionally acquiring fewer copies than needed to fully satisfy demand, we may not appropriately satisfy customer demand, which could decrease customer satisfaction and we could lose customers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles, our inventory utilization would become less efficient and our margins for DVD services would be adversely affected. Our ability to accurately predict customer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs increases generally or for certain titles, our inventories may become unbalanced. Any of these adverse developments could have a material adverse effect on our business, financial condition and results of operations.

If our sell-back prices to distributors continue to decrease or we are restricted from selling DVDs at all, or if there is an increase in customer demand for titles or formats that are more expensive for us to acquire, our margins in the DVD services business could be adversely affected.

Margins in the DVD services business depend in part on our ability to negotiate favorable sell-back terms for DVDs at the end of their rental life. The price at which we can sell back DVDs has declined in recent periods. If this trend continues, or if we are otherwise restricted from selling our previously-viewed DVDs to our distributors or customers, our operating results will be adversely affected. It is uncertain whether we will be able to negotiate purchase and sell-back prices with our DVD distributors for new physical formats such as Blu-ray discs that will allow us to be profitable under our current business model. Increased market acceptance of Blu-ray discs could also put downward pressure on the distributors’ sell-back price for standard-definition DVDs, as demand for the old format decreases. In addition, certain titles cost more for us to acquire, depending on the source from which they are acquired and the terms on which they are acquired. If customer demand for these titles increases, our content acquisition expenses could increase, and our margins could be adversely affected. Titles released on the new high-definition formats, such as Blu-ray discs, may be more expensive to acquire than titles released on standard-definition formats. The rate of customer acceptance and adoption of these new formats is uncertain. If customers select the new higher-cost, high-definition formats on a proportional basis more often than standard-definition formats, and if we are unable to negotiate attractive purchase and sell-back prices for both high- and standard-definition formats with our distributors, our actual content acquisition expenses could increase and our margins in the DVD services business could be adversely affected.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, we have been in dispute with a former supplier, ScanCoin AB (“ScanCoin”), regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business. In connection with an arbitration set for December 2009, ScanCoin is seeking a declaration of ownership of substantially all of our United States and international patents related to certain aspects of self-service coin-counting, including machine networking, fraud avoidance and voucher authentication, and monetary damages of approximately 56 million Swedish kronor, plus interest. Coinstar has filed a claim in United States District Court against ScanCoin North America alleging infringement on one of our patents relating to self-service coin machines. In addition, our majority owned subsidiary Redbox has filed an action in federal court against Universal Studios Home Entertainment, LLC relating to new distribution terms proposed by Universal Studios that would restrict certain rental and sales practices associated with Universal Studios’ DVD releases. We have incurred and expect to incur significant costs relating to these disputes, and cannot be sure of when they will be resolved, and if resolved, the magnitude of the effects the ultimate resolutions will have on our business, which could be significant. In addition, there may be adverse publicity associated with such developments that could decrease customer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or are affiliates may adversely affect our business, financial condition and results of operations.

Our most extensive business relationship is with Wal-Mart, and changes to this relationship have had and are expected to continue to have material effects on our operations and results.

A significant amount of our resources are committed to our relationship with Wal-Mart, including investments in machines and other equipment and management’s time. In late 2007 and early 2008, we and Wal-Mart worked extensively to revise our business arrangements in connection with Wal-Mart’s efforts to reset and optimize its store entrances. As part of these arrangements and in light of the successful completion of our coin and DVD tests in hundreds of Wal-Mart locations, we amended written agreements covering, among other things, the installation and service of coin-counting machines and DVD kiosks. At December 31, 2008, we had over 2,700 coin-counting units installed and over 3,200 DVD kiosks installed in Wal-Mart locations. We expect to complete the roll-out of approximately 500 additional coin-counting units and 600 additional DVD kiosks in the first half of 2009. As a result, we have made and are continuing to make significant investments, such as machine and kiosk manufacturing, in line with these expected installations. In addition, as part of this arrangement, we have removed or relocated a substantial number of our entertainment machines in Wal-Mart stores.

Although we have had and expect to continue to have a successful relationship with Wal-Mart, changes to this relationship will continue to occur both in the long and short-term, some of which could adversely affect our business. Further, because our formal arrangements with Wal-Mart are generally for relatively short periods and do not provide for minimum installation obligations by Wal-Mart, much of our benefit in this relationship will depend on the execution of Wal-Mart’s plan and the continued installation of significant numbers of our coin-counting machines and DVD kiosks.

We have substantial indebtedness.

On November 20, 2007, we entered into a senior secured revolving credit facility, which replaced a prior credit facility. The new credit facility provides for a $400.0 million revolving line of credit, which under specified conditions may increase to $450.0 million. As of December 31, 2008, $270.0 million was outstanding under this credit facility. The credit facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. The credit facility matures on November 20, 2012.

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

To be competitive, we need to develop or otherwise provide new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. For example, our DVD kiosks must make available on a timely basis a variety of movie titles and our entertainment services machines must carry toy and other products, that appeal to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our products and services, or if a contract with a significant retailer is renegotiated, we may be faced with significant excess inventories for some products, such as DVDs and toys and other entertainment products, and missed opportunities for sales of other products and services. In addition, if we fail to timely establish or maintain relationships with significant suppliers, we may not be able to provide our customers with desirable products and services. Further, in order to develop and commercialize new non-entertainment products and services, including our money transfer business, we will need to enhance the capabilities of our coin-counting machines and E-payment machines and equipment, as well as our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our coin-counting services faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party, or not carry coin-counting machines at all deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.

Our DVD business faces competition from many other providers of movie content, from traditional stores, such as Blockbuster and Hollywood Video, to other self-service kiosks, to online or postal providers, such as Netflix, many of whom may be more experienced in the business or have more resources than we do or otherwise compete with us in this segment of our business as described above.

Our entertainment services faces competition from a number of regional and local operators of entertainment services equipment. Many of these competitors are engaged in expansion programs, and we experience intense competition for locations. Our entertainment services equipment also competes with other vending machines, coin-operated entertainment devices, and seasonal and bulk merchandise for sites within retail locations. We may be unable to maintain current sites in retail locations or to obtain new sites in the future on attractive terms or at all. It is possible that a well-financed vending machine manufacturer or other vending machine operator with existing relationships with our retailers could compete with us in certain markets or capture additional market share at our expense. In addition, retailers have taken action in the past and could continue to take action to restructure or otherwise rethink the use of their locations or sites, which could limit the amount of entertainment services we provide. For example, over the past year, as part of Wal-Mart’s efforts to reset and optimize its store entrances, it reduced the overall number of our entertainment machines and equipment used in its stores.

Our E-payment services, including our money transfer services, prepaid wireless and long distance accounts, stored value cards, debit cards and payroll services, face competition from a variety of types of providers, including, among others, national distributors of similar cards, other retailers who provide these services themselves, as well as money transfer companies. Many of these providers are more established in selling their E-payment services than we are and many invest more resources in providing such services to customers, such as InComm in the prepaid wireless and long distance markets, Blackhawk Network in the stored value cards and debit card markets and Western Union in the money transfer market. In addition, in order for us to provide many of our E-payment services, we depend on relationships with third parties, such as national wireless carriers, national supermarket chains and other retailers, money transfer agents and financial institutions. Accordingly, if we are unable to effectively market our E-payment services or maintain and establish successful relationships with appropriate third parties or our competitors provide better terms, our E-payment services will not be competitive.

In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns such as the recent crisis, in markets where we install our machines and equipment, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our machines and equipment could be significantly reduced.

We may be unable to adequately protect or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 80 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication. We also have additional patent applications pending in the United States and several foreign jurisdictions directed to our coin-counting, DVD, entertainment and E-payment technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our business.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until the patent is issued, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, our United States patent rights based on our original patent application primarily relating to our coin-counting business will expire in September 2012 and the patent relating to Redbox’s Rent and Return Anywhere feature will expire in June 2010.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our coin-counting, DVD, entertainment or E-payment services, in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have been in dispute with a former supplier, ScanCoin, regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business as described above. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. For example, we filed a claim in the federal court against ScanCoin North America alleging that it is infringing on a patent we own related to self-service coin machines. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

Our strategy to cross-sell our products and services to retailers may be unsuccessful.

An important part of our 4th Wall strategy is based on cross-selling our selection of products and services to our retailers. We may be unsuccessful in expanding our relationships with retailers to include a variety of our products and services in their storefronts, due to, among other things, lack of multiple products and services that appeal to our retailers, failure to negotiate contracts for multiple products and services on acceptable terms, other parties providing similar products and services on more favorable terms, or reluctance by retailers to obtain historically separate product and service categories from a single provider. If we are unable to effectively execute our cross-selling strategy, our business could be negatively impacted.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our coin-counting, DVD, entertainment money transfer and E-payment services machine and equipment installations, we need to attract new retailers and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting machines in banks and credit unions and DVD kiosks in convenience stores. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting, DVD, entertainment, money transfer and E-payment services machines and equipment to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

Payment of increased service fees to retailers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on coin-counting, DVD, entertainment, money transfer and E-payment products and services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

The entertainment services market has brought with it risks that have and could continue to adversely affect our business, operating results and financial condition.

In July 2004, we entered the entertainment services business, which has represented a significant source of our revenue, although a decreasing percentage of our revenue over the last several years. This business is associated with various financial and operational risks affecting our business, including a number of risks recently realized due to the economic downturn such as reduced demand for crane, bulk head and kiddie ride services. For example, in February 2008, in connection with an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations, we began removing or relocating roughly 50% of Wal-Mart cranes, bulk heads and kiddie rides. This action, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retailers as well as macro-economic trends, negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a pre-tax charge for entertainment assets of $65.2 million for the three month period ended December 31, 2007, and we may in the future record additional impairment charges. In addition, we may be unable to continue to leverage the comparatively lower margin entertainment services business with our other lines of business to produce the cross-selling opportunities we desire. For these and other reasons, the entertainment services business could materially and adversely affect our business, operating results and financial condition.

Defects, failures or security breaches in and inadequate upgrade of our operating systems could harm our business.

The operation of the coin-counting, DVD, money transfer and e-payment machines and equipment relating to our business, depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures. These errors or failures may arise particularly when new or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades or improvements that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.

Certain aspects of the operating systems relating to our business are outsourced to third-party providers, including long-distance telecommunications. Accordingly, the effectiveness of these operating systems is to a certain degree dependent on the actions and decisions of third-party providers.

Further, while we have taken significant steps to protect the security of operating systems and have established certain back-up systems and disaster recovery procedures, service disruptions may result from intentional or unintentional acts of third parties, computer viruses, natural disasters, or other causes which are beyond our control. Any service disruptions, whether due to errors or delays in or failure to adequately upgrade software or computing systems, interruptions or breaches in the communications network, inadequate back-up or disaster recovery, or security breaches of the computer network systems, caused by us or third parties, could seriously harm our business, financial condition and results of operations.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, including additional money transfer, E-payment and DVD services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access our systems or improperly obtain or disclose data about our customers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. Any breach of our security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to litigation and damage our reputation.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our coin-counting, DVD, entertainment, money transfer and E-payment products and services, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate newer lines of business into our operations, including, for example, DVD and money transfer services. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	the transaction fees we charge consumers to use our services,

•	the amount of service fees that we pay to our retailers,

•	our ability to establish or maintain relationships with significant retailers on acceptable terms,

•	the successful operation of our coin-counting, DVD, money transfer and E-payment network,

•	the commercial success of our retailers, which could be affected by such factors as general economic conditions, severe weather or strikes,

•	fluctuations in revenue generated by our coin-counting, DVD, entertainment, money transfer and E-payment products and services,

•	fluctuations in operating expenses caused by various factors, including petroleum costs, labor costs and transportation costs,

•	our ability to effectively manage the product mix of our entertainment services equipment to maximize consumer preferences,

•	fluctuations in interest rates, which affects our debt service obligations,

•	the timing of, and our ability to develop and successfully commercialize, new or enhanced products and services,

•	the level of product and price competition,

•	activities of and acquisitions or announcements by competitors,

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions,

•	fluctuations in consumer spending patterns, and

•	relationships with manufacturers and suppliers.

In addition, we have historically experienced seasonality in our revenues, with higher revenues in the second half of the year than in the first half of the year. Our Coin product line generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our DVD product line generates lower revenues in the first half of the year. Our E-payment and Money Transfer product lines generally provide its highest revenue in the fourth quarter. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and DVD product lines, and relatively lower margin E-payment and Money Transfer product lines.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our coin-counting, entertainment, E-payment and DVD services machines and equipment.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our coin-counting, DVD, entertainment, E-payment services machines and equipment. We intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting or E-payment machine or entertainment services equipment installations, we may be unable to meet such demand due to manufacturing constraints.

Some key hardware components used in the coin-counting, DVD and E-payment machines and entertainment services equipment are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining coin-counting, DVD and E-payment machines or entertainment services equipment, any of which could seriously harm our business, financial condition and results of operations.

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

Our business is subject to federal, state, local and foreign laws and government regulation relating to coins, toy safety, child protection, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, currency controls, weights and measures, payment cards and other payment instruments, gaming, sweepstakes, contests, consumer protection, consumer privacy, data protection and information security. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our coin-counting, entertainment and E-payment and money transfer services. For example, we have obtained licenses in those states and the District of Columbia which require licenses with regard to provision of some of our E-payment services, including stored value card and money transfer transactions. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements will increase, perhaps substantially.

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

We currently have coin operations in Canada and the United Kingdom and Ireland, DVD operations in the United Kingdom and entertainment services operations in Mexico. We expect to continue increasing our deployment of machines and equipment internationally. In addition, as of December 31, 2008, our money transfer services are offered in approximately 140 countries. Accordingly, political uncertainties, economic changes, civil unrest, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

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

In operating the money transfer services business in the United States for example, we are responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the business. In addition, we are subject to United States federal anti-money laundering laws, including United States Department of the Treasury registration requirements and reporting requirements for suspicious and certain other transactions, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to or on behalf of prohibited individuals or entities. If we were to transmit money to or on behalf of, or otherwise conduct business with, a prohibited individual or entity, we could be required to pay significant damages, including fines and penalties, and our ability to conduct business in the United States and other jurisdictions could be limited. The USA PATRIOT Act and the U.S. Bank Secrecy Act mandate several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant penalties, and could limit our ability to conduct business in the United States and other jurisdictions.

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

Substantially all of the money transfer services revenue is generated through an agent network spanning approximately 140 countries as of December 31, 2008. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including changes in economic circumstances affecting customers and potential customers, the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. Moreover, we could suffer financial loss and additional liability from the failure for any reason of our agents to provide good funds in a money transfer. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.

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

Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.

Our business involves the movement of large sums of money. For example, our money transfer services revenues consist primarily of transaction fees that are charged for the movement of money. These transaction fees represent only a small fraction of the total amount of money that is moved. Further, our coin-counting, DVD and entertainment services businesses require the effective transfer of large sums of money between many different locations as well. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient and error-free handling of the money that is remitted and that is used to clear payment instruments or complete transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including, among others, clearing banks which clear our money orders, official checks and money transfers, and certain of our telecommunication providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by our agents, employees, or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.

Volatile petroleum prices may adversely affect our operating results and reduce our profitability.

We purchase a substantial amount of goods overseas, particularly plush toys and other products dispensed from our entertainment services machines, resulting in significant transportation-related costs. Petroleum-based resins are used in the manufacture of these products. In addition, we operate a large number of vehicles used by our field service personnel for the purpose of servicing and maintaining our coin-counting, DVD, entertainment and E-payment services machines and equipment. Furthermore, customer use of our products and services is affected by petroleum costs as customers may need to pay higher transportation costs, including for travel to locations that carry our machines and equipment. The volatility in petroleum prices during recent years, including significantly higher prices during various periods, have negatively impacted our results of operations. The cost of petroleum is generally influenced by factors beyond our control, including natural disasters, political and geopolitical issues. Continued volatility in petroleum prices may continue to have an adverse affect on our operating results.

Our customers’ ability to access our products and services can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunication loss and terrorist attacks.

Our operational and financial performance is a direct reflection of customer use of and the ability to operate and service the coin-counting, DVD, entertainment, money transfer and E-payment services machines and equipment used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to or destruction of our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance. For example, hurricanes in the gulf coast region of the United States in 2005 caused damage and operational interruptions to some of the retail and other locations where our machines are installed.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the twelve months ended February 16, 2009, the closing price of our common stock ranged from $15.71 to $38.90 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer relationships,

•	economic or other external factors, for example those relating to the current economic crisis,

•	acquisition, merger, investment and disposition activities,

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance,

•	trends and fluctuations in the use of our coin, DVD, entertainment, money transfer and E-payment services,

•	release of analyst reports,

•	period-to-period fluctuations in our financial results,

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services,

•	announcements of technological innovations or new products or services by us or our competitors,

•	ineffective internal controls, and

•	industry developments.

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

We have implemented anti-takeover provisions that may discourage takeover attempts and depress the market price of our stock. Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. Delaware law also imposes some restrictions on mergers and other business combinations between us and any acquirer of 15% or more of our outstanding common stock. Furthermore, Washington law may impose additional restrictions on mergers and other business combinations between us and any acquirer of 10% or more of our outstanding common stock. These provisions may make it harder for a third party to acquire us without the consent of our board of directors, even if the offer from a third party may be considered beneficial by some stockholders.

Item 2.	Properties.

We are headquartered in Bellevue, Washington, where we maintain the majority of our sales, marketing, research and development, quality control, and administration. In addition, our main entertainment services office is located in Louisville, Colorado, our primary E-payment office is located in Chicago, Illinois and we have our main money transfer offices in La Mirada, California and London, England.

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

Redbox leases headquarter offices in Oakbrook Terrace, Illinois. The headquarter offices occupy 60,180 square feet, and these premises are under a lease that expires in 2011.

Item 3.	Legal Proceedings.

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately 56 million Swedish kronor, plus interest. The arbitration is scheduled for December 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. ScanCoin North America has moved to stay the case pending resolution of the arbitration.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	High	Low

Fiscal 2007:
First Quarter	$31.65	$28.30
Second Quarter	34.97	30.20
Third Quarter	34.00	30.36
Fourth Quarter	34.74	24.69
Fiscal 2008:
First Quarter	$32.82	$25.10
Second Quarter	38.90	28.11
Third Quarter	35.91	30.13
Fourth Quarter	33.36	15.71

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 16, 2009 was $27.68 per share.

Holders

As of February 16, 2009, there were 125 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, which incorporates by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders, the information concerning securities authorized for issuance under our equity compensation plans.

Unregistered Sales and Repurchases of Equity Securities

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2008, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $9.2 million bringing the total authorized for purchase under our credit facility to $34.2 million. After taking into consideration our share repurchases of $6.5 million subsequent to

November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $27.7 million as of December 31, 2008, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2008, this authorization allows us to repurchase up to $23.9 million of our common stock.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2008:

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of the	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Repurchased(1)	per Share	Repurchase Programs	the Programs

10/01/08 - 10/31/08	—	$—	—	$23,764,092
11/01/08 - 11/30/08	—	$—	—	$23,816,542
12/01/08 - 12/31/08	2,743	$17.90	2,743	$23,891,703

	2,743	$17.90	2,743	$23,891,703

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

Item 6.	Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

CONSOLIDATED STATEMENT OF OPERATIONS:
REVENUE	$911,900	$546,297	$534,442	$459,739	$307,100
EXPENSES:
Direct operating	634,285	356,042	359,534	313,299	186,926
Marketing	19,303	11,899	14,420	10,748	12,925
Research and development	4,758	5,153	5,246	5,716	5,465
General and administrative	95,234	55,193	50,977	32,488	27,475
Depreciation and other	76,661	58,841	52,836	45,347	35,302
Amortization of intangible assets	9,124	7,331	6,220	4,556	2,014
Proxy, write-off of acquisition costs, and litigation settlement	3,084	—	—	—	—
Impairment and excess inventory charges	—	65,220	—	—	—

Income (loss) from operations	69,451	(13,382)	45,209	47,585	36,993
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other	(3,876)	650	161	198	148
Interest income	1,220	1,698	1,382	1,279	196
Interest expense	(21,716)	(17,069)	(15,748)	(12,916)	(6,271)
Minority interest	(14,436)	—	—	—	—
(Loss) income from equity investments and other	(337)	1,333	(66)	353	177
Early retirement of debt	—	(1,794)	(238)	—	(706)

Income (loss) before income taxes	30,306	(28,564)	30,700	36,499	30,537
Income tax (expense) benefit	(16,194)	6,311	(12,073)	(14,227)	(10,169)

NET INCOME (LOSS)	$14,112	$(22,253)	$18,627	$22,272	$20,368

NET INCOME (LOSS) PER SHARE:
Basic(1)	$0.50	$(0.80)	$0.67	$0.86	$0.94
Diluted(1)	$0.50	$(0.80)	$0.66	$0.86	$0.93
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$66,408	$21,397	$18,687	$45,365	$61,878
Cash in machine or in transit(2)	34,583	87,858	63,740	60,070	35,751
Cash being processed(3)	91,044	87,337	95,737	69,832	59,158
Total assets	1,066,714	768,573	718,083	643,401	547,134
Total debt, capital lease obligations and other	351,370	272,651	200,264	210,478	211,410
Common stock	369,735	354,509	343,229	328,951	282,046
Total stockholders’ equity	320,028	305,130	321,365	294,047	226,146

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we now consolidate Redbox’s financial results into our Consolidated Financial Statements.

(1)	See Note 12 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.

(2)	Cash in machines or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or cash residing in our coin-counting or entertainment services machines.

(3)	Cash being processed represents cash residing in our coin-counting or entertainment services machines or being processed by carriers, which we are specifically obligated to use to settle our accrued liabilities payable to retailers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report. Except for the consolidated historical information, the following discussion contains forward-looking statements. Actual results could differ from those projected in the forward-looking statements. Please refer to “Special Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report.

Overview

We are a multi-national company offering a range of 4th Wall®, solutions for retailers’ storefronts. The 4th Wall is typically an area between the cash registers and front door of retail locations that in the past has generally not been managed to optimize revenue per square foot. Our services consist of self-service coin counting, self-service DVD kiosks where consumers can rent or purchase movies, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and stored value kiosks. Our products and services can be found at more than 90,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants and money transfer agent locations.

Management of Business Segments

In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income/loss before depreciation and amortization and unallocated expenses (“segment operating income/loss”). Segment operating income/loss contains the internally allocated costs including the shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology.

We utilize segment revenue and segment operating income/loss because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income/loss, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue decreases more than expected, our CEO may consider allocating less financial or other resources to that segment in the future.

See Note 15 in the Consolidated Financial Statements for additional information regarding business segments.

Coin and Entertainment services

We are the leader in the self-service coin-counting services market and are the leading owner and operator of skill-crane and bulk vending machines in the United States. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and in the United Kingdom. We estimate that at any one time, there is more than $10.5 billion worth of coin sitting idle in households in the United States. In 2008, consumers processed more than $3.0 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting and entertainment services machines, providing a convenient and trouble free service to retailers. Coin-counting revenue is generated through transaction fees from our customers and business partners. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue E-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee, which is typically 8.9% of the value of coins counted. When consumers elect to have a stored value card or e-certificate issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.

We launched our business in North America with the installation of the first Coinstar® coin-counting machine in the early 1990s, and in 2001 we began offering our coin services in the United Kingdom, and we expanded into Ireland during 2008. Since inception, our coin-counting machines have counted and processed more than 393.4 billion coins worth more than $21.6 billion in more than 583.1 million self-service coin-counting transactions. We own and operate more than 18,400 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 11,000 of which are E-payment enabled).

Our entertainment services machines consist primarily of skill-crane machines, bulk vending and kiddie rides, which are installed in more than 16,000 retail locations, totaling more than 145,000 pieces of equipment. We generate revenue from money deposited in our machines that dispense plush toys, novelties and other items.

In February 2008, we reached an agreement with Wal-Mart to remove approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations during the first two quarters of 2008. Accordingly, we anticipate making certain resource re-allocations and will continue to evaluate any appropriate restructuring in this area in an effort to control operating expenses. Ultimately, any resource allocations will depend on the interplay between the net number of entertainment machines coming out of, and coin-counting and DVD machines going in to, Wal-Mart locations.

Our Coin and Entertainment services segment revenue and segment operating income for 2008 totaled $411.5 million and $98.9 million (24% of segment revenue). The costs relating to this segment included $267.0 million of direct operating expenses, $7.9 million of marketing expenses, $3.5 million of research and development expenses, and $34.2 million of general and administrative expenses. The direct operating expenses mainly consisted of fees and commissions paid to our retailers, coin pick-up transportation and processing fees, plush toys and products dispensed from the skill-crane and bulk-vending machines, as well as the field operation support. This segment’s operating margin of 24% of segment revenue was mainly due to a more mature business as compared to our other segments, and generates relatively more favorable profit margin based on the variable nature of the expenses and our ability to control expenses as revenue fluctuates. For example, as revenue increases or decreases due to market conditions, we have been able to control our field service team expenses to coincide with the relative increase or decrease in revenue.

DVD services

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we now consolidate Redbox’s financial results into our Consolidated Financial Statements.

Through our majority ownership interest in Redbox and our acquisition of DVDXpress in 2007, we offer self-service DVD offerings through 13,700 kiosks where consumers can rent or purchase movies. Our DVD kiosks are primarily installed at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet usually occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, they are automatically charged for the fee. Our DVD kiosks are available in all states in the continental United States, Puerto Rico and the United Kingdom and offer our consumers with a more convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay our retail partners a percentage of our revenue.

Our DVD services segment revenue and segment operating income for 2008 totaled $388.5 million and $73.0 million (19% of segment revenue). The costs relating to this segment included $272.7 million of direct operating expenses, $6.9 million of marketing expenses, and $35.9 million of general and administrative expenses. The direct operating expenses primarily resulted from the amortization of our rental DVD costs, fees paid to retailers, credit card processing costs, and supply chain related costs. This segment’s operating margin of 19% of segment revenue reflected the significant market acceptance of our DVD service and our ability to execute quickly and manage this business effectively in a high growth industry, as we were able to scale quickly and effectively with the rise in DVD rentals by consumers.

Money Transfer services

Effective January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of up to $70.0 million. The purchase price included a $60.0 million cash payment at closing. There is a contingent payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing, which is accrued at December 31, 2008.

Through our acquisitions of Coinstar Money Transfer (“CMT”) in 2006 and GroupEx in 2008, we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost effective way to send money around the world; it has become one of the leading independent providers of electronic money transfer services, with over 38,000 locations and operations in approximately 140 countries worldwide. Our services are specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances. We generate revenue primarily through commissions earned on money transfer transactions.

Our Money Transfer services segment revenue and segment operating loss for 2008 were $87.4 million and ($10.1) million, (-12% of segment revenue). The loss was mainly driven by the growth and significant investment required for this new business, primarily in the area of market expansion, including our acquisition of GroupEx, and compliance infrastructure for our money transfer services. The costs included $76.9 million of direct operating expenses, $3.2 million of marketing expenses, and $17.4 million of general and administrative expenses. The direct operating expenses were primarily the commissions paid to our agents, compliance costs, and costs for processing the money transfer transactions. This segment’s general and administrative expenses primarily included our domestic and international head office costs. With our rapid expansion into the money transfer service industry and significant investments during 2008, we are currently operating at a negative segment margin, but are focusing on key send and receive markets to improve segment profitability.

E-payment services

We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We offer various E-payment services in the United States and the United Kingdom through 23,000 point-of-sale terminals, 400 stand-alone E-payment kiosks and 11,000 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls and convenience stores.

We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and AT&T. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services.

Our E-payment segment revenue and segment operating income for 2008 were $24.5 and $2.2 million (9% of segment revenue). The costs included $16.0 million of direct operating expenses, $1.3 million of marketing expenses, $1.1 million of research and development expenses and $3.9 million of general and administrative expenses. The direct operating expenses were primarily the fees paid to our retailers as well as field support related costs. Our reported segment operating income of $2.2 million was favorably impacted by a legal settlement of $2.0 million in the second quarter of 2008. Excluding the effect of this settlement on our E-payment segment operating income, we would have reported segment operating income of $0.2 million. This reflects the high cost of investment and our focus on domestic and international expansion in this high growth industry in recent periods, specifically with our expansion in the United Kingdom gift card services.

Subsequent Events

On February 12, 2009, we entered into a Purchase and Sale Agreement (the “GAM Purchase Agreement”) with GetAMovie Inc. (“GAM”), pursuant to which we agreed to acquire (i) GAM’s 44.4% voting interests (the “Interests”) in Redbox and (ii) GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million (the “Note”), in exchange for a combination of cash and our common stock, par value $0.001 per share (the “Common Stock”).

As part of the GAM Purchase Agreement, we will initially pay to GAM cash in the amount of $10.0 million and deliver to GAM 1.5 million shares of Common Stock (the “Initial Consideration”) on the closing date, which, subject to fulfillment or waiver of customary closing conditions, is expected to be on February 26, 2009. In addition to the Initial Consideration, we will pay deferred consideration to GAM in cash and/or shares of Common Stock at our election and subject to the satisfaction of certain conditions at one or more later dates, with at least 50% of such deferred consideration payable by July 31, 2009 and the remaining 50% payable by October 30, 2009 (the “Deferred Consideration” and together with the Initial Consideration, the “Total Consideration”), subject to mandatory prepayment on the occurrence of certain events. The amount of Deferred Consideration to be paid will be based upon a schedule that we will deliver to GAM on the business day immediately preceding the closing date of the transaction. The total amount of Deferred Consideration will ultimately depend upon the amount of Initial Consideration paid by us and the months in which we pay such Deferred Consideration, with Coinstar paying less Deferred Consideration to the extent that we pay more Initial Consideration on the closing date. The Total Consideration to be paid to GAM is expected to be between approximately $134.0 million and $151.0 million. Any consideration paid in shares of Common Stock will be paid in newly issued, unregistered shares of Common Stock and will be valued based on the average of the volume weighted average price per share of Common Stock for each of the eight NASDAQ trading days prior to, but not including, the date of issuance (the “VWAP Price”). The GAM Purchase Agreement provides that in no event will the shares of Common Stock issued to GAM as consideration exceed 5,653,398 shares. In addition, if certain conditions are not met, we will not have the option to pay Deferred Consideration in shares of Common Stock, including if such payment would cause GAM to beneficially hold greater than 9.9% of our outstanding Common Stock.

The consummation of the transaction contemplated by the GAM Purchase Agreement is subject to various conditions (or applicable waivers of such conditions), including, but not limited to, a VWAP Price of not less than $15 per share of Common Stock at the closing date. The GAM Purchase Agreement contains customary representations and warranties between us and GAM for such a transaction, as well as certain covenants restricting us from operating outside the ordinary course of business until the Total Consideration has been paid.

In connection with the transaction with GAM, we expect to purchase the remaining outstanding interests of Redbox from minority interest and non-voting interest holders in Redbox. Consideration to be paid by Coinstar for these remaining interests will be paid on similar terms to those of the GAM Purchase Agreement, with the minority interest and non-voting interest holders receiving for their respective interests initial consideration in cash and/or shares of Common Stock at the closing date, and then receiving deferred consideration in cash and/or shares of Common Stock at such date(s) as GAM is paid Deferred Consideration. Any consideration to be paid in shares of Common Stock to these interest holders will be valued in the same manner as any consideration to be paid in shares of Common Stock to GAM and such shares will either be newly issued, unregistered shares of Common Stock with similar registration rights to those of GAM or newly issued shares of Common Stock for which we already have an existing effective registration statement. The total consideration to be paid in these transactions is expected to be between $21.5 million and $24.9 million.

The private placement of the 1.5 million shares of Common Stock to be issued to GAM on the closing date, as well as any additional shares of Common Stock to be issued to GAM as Deferred Consideration, if any, in connection with the GAM Purchase Agreement will be made in reliance upon exemption from the registration requirements of the Securities Act pursuant to Regulation D and/or Section 4(2) thereof. In addition, the private placement of newly issued, unregistered shares of Common Stock to be issued to certain minority interest and non-voting interest holders of Redbox will be made in reliance upon exemption from registration requirements of the Securities Act pursuant to Regulation D and/or Section 4(2) thereof.

On the closing date of the GAM transaction pursuant to the terms of the GAM Purchase Agreement, we will enter into a Registration Rights Agreement with GAM (the “Registration Rights Agreement”) whereby GAM would be entitled to registration rights under the Securities Act of 1933, as amended (the “Securities Act”), with respect to the shares of Common Stock acquired in connection with the GAM Purchase Agreement. Under the Registration Rights Agreement, we are required to file on the closing date a registration statement on Form S-3 with the SEC covering the 1.5 million shares of Common Stock making up a portion of the Initial Consideration. On any date we make any payment of Deferred Consideration in the form of shares of Common Stock, we also would be required to file a registration statement on Form S-3 covering such shares, provided that such date of payment occurs prior to six months from closing date. Further, we will grant GAM demand and piggyback registration statement rights relating to the shares of Common Stock acquired in connection with the GAM Purchase Agreement. Pursuant to the Registration Rights Agreement, we must use our reasonable best efforts to cause any such registration statement on Form S-3 to be declared effective as soon as practicable after filing and to keep such registration statement continuously effective, in compliance with the Securities Act and usable for resale of the Common Stock for so long as required under the Registration Rights Agreement. If we fail to meet certain requirements of the Registration Rights Agreement, we may be required to pay specified cash damages to GAM. We will pay all of our own costs and expenses, including all fees and expenses of any counsel, relating to our performance under the Registration Rights Agreement. In addition to the consideration paid to all parties for the remaining interests in Redbox, we will incur an estimated $2.5 to $3.0 million in transaction costs, including consulting fees and amounts relating to legal and accounting charges.

In connection with the GAM Purchase Agreement, on February 12, 2009, we entered into an amendment to our credit agreement, dated as of November 20, 2007, by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent to the Lenders (the “Credit Agreement”). The Credit Agreement, as amended, is described below in “Liquidity and Capital Resources”.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements and related notes, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition:  We recognize revenue as follows:

•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting machines. Cash deposited in machines that has not yet been collected is referred to as cash in machine and is reported in our consolidated balance sheet under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•	DVD revenue is recognized during the term of a customer’s rental transaction or purchase and is recorded net of applicable sales taxes;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet under the caption “Cash in machine or in transit”. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $3.0 million and $8.4 million at December 31, 2008 and December 31, 2007, respectively;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Purchase price allocations:  In connection with our acquisitions in 2008, 2007 and 2006, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

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

We are currently organized into four reportable business segments: Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. Prior to January 1, 2008 we were organized into two reportable business segments: the North American business (which included the United States, Canada, Mexico and Puerto Rico) and the International business (which primarily included the United Kingdom as well as other European operations of our Coinstar Money Transfer subsidiary). Based on the annual goodwill test for impairment we performed for the years ended December 31, 2008 and 2007, we determined there was no impairment of our goodwill. Further, there was no goodwill impairment associated with the asset group that had the impairment of long-lived assets charge described below as that asset group is not a reporting unit as defined by SFAS 142.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions through the end of 2008. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range from 1 to 40 years.

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

Prior to December 31, 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations over the next 12 to 18 months. In conjunction with the expansion, we have removed approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, in 2007, we recorded a non-cash impairment charge of $65.2 million related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million related to the impairment of these cranes, bulk heads and kiddie rides, $7.9 million related to the impairment of intangible assets and $4.7 million related to the write-off of inventory. We estimated the fair values of these assets using discounted cash flows, or liquidation value for certain assets, which we considered an appropriate method in the circumstance.

DVD library:  We have established amortization policies with respect to our DVD library that most closely allow for the matching of product costs with the related revenues generated by the utilization of our DVD product. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by our DVD product. We utilize the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for our DVD product, we consider the sales prices and volume of our previously rented product and other used product.

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

As of the adoption date and as of December 31, 2008, we identified $1.2 million of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and as of December 31, 2008, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures. Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The adoption of SFAS 157 related to our non-financial assets and non-financial liabilities will not have a significant impact on our consolidated financial position, results of operations or cash flows.

The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our financial results for the year ended December 31, 2008. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

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

We use a market approach valuation technique in accordance with SFAS 157 and we measure fair value based on quoted prices observed from the marketplace. The following table presents our financial assets that have been measured at fair value as of December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of
	December 31, 2008
	Level 1	Level 2	Level 3

Short-term investment	$822	—	—
Interest rate swap liability	—	$7,466	—

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of SFAS 141R will result in the recognition of certain types of acquisition related expenses in our results of operations that are currently capitalized or related costs that may be incurred on transactions completed following the adoption of this statement.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. SFAS 160 will change the accounting and reporting for minority interests, as well as requiring expanded disclosures.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires us to expand certain disclosures. We do not anticipate that the adoption of SFAS 161 will have a significant impact on our consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Results of Operations — Years Ended December 31, 2008, 2007 and 2006

Revenue

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Coin revenues	$261.3	$250.9	$10.4	4.1%	$229.9	$21.0	9.1%
Entertainment revenues	150.2	238.9	(88.7)	−37.1%	273.5	(34.6)	−12.7%
DVD revenues	388.5	9.5	379.0	3989.5%	4.4	5.1	115.9%
Money transfer revenues	87.4	24.2	63.2	261.2%	9.0	15.2	168.9%
E-payment revenues	24.5	22.8	1.7	7.5%	17.6	5.2	29.5%

Total Revenue	$911.9	$546.3	$365.6	66.9%	$534.4	$11.9	2.2%

Our coin revenues increased in 2008 from 2007 and in 2007 from 2006 as a result of an increase in the number of transactions, an increase in the number of coin counting machines, and the volume of coins processed by our coin counting machines. The total dollar value of coins processed through our network increased to $3.0 billion for 2008 from $2.9 billion in 2007 and $2.6 billion in 2006. Total coin-counting machines installed at December 31, 2008, 2007 and 2006 were approximately 18,400, 15,400 and 13,500, respectively.

Our entertainment revenues decreased in 2008 compared to 2007 and 2006 primarily as a result of a reduced number of machines installed in Wal-Mart locations, our decision to resign certain lower performing accounts, decreased foot traffic at our retailers’ locations, softness in the economy, increased fuel prices, and a deflated housing market. While we are watching these trends closely, we believe macro economic issues will continue to negatively affect retailer foot traffic for the foreseeable future. The installed base of entertainment machines decreased to approximately 145,000 at December 31, 2008, from approximately 280,000 at December 31, 2007 and 301,000 at December 31, 2006 primarily due to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. In addition, we are also reducing our installed base as a result of strategic decisions to resign from certain lower performing accounts.

Our DVD revenues increased in 2008 compared to 2007 primarily as a result of our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective transaction date of January 18, 2008. Revenues for Redbox for the period from January 18 to December 31, 2008 were $375.8 million. Total installed kiosks increased to approximately 13,700 at December 31, 2008 from 7,000 and 2,200 at December 31, 2007 and December 31, 2006, respectively. The increase in DVD revenues in 2007 from 2006 was primarily due to the growth in DVDXpress, our wholly-owned subsidiary.

Our Money Transfer services revenues increased in 2008 compared to 2007 primarily as a result of the acquisition of GroupEx effective January 1, 2008, an increase in the number of money transfer transactions, and an increase in the average amount per transaction. Revenues for GroupEx for 2008 were $54.4 million. The increase in Money transfer revenue in 2007 from 2006 was due to increased transactions, which was the result of a full year of revenue in 2007 from CMT, which we acquired in the second quarter of 2006.

Our E-payment revenues increased in 2008 compared to 2007 and 2006 as a result of an increase in the amount of transactions and the number of locations offering our E-payment services. Total point-of-sale terminals were 23,000 at December 31, 2008, compared to approximately 17,500 at December 31, 2007 and 14,500 at December 31, 2006.

Direct Operating Expenses

Our direct operating expenses consist primarily of (1) the percentage of transaction fees and commissions we pay to our retailers and agents, (2) coin pick-up, transportation and processing expenses, (3) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines, (4) field operations support and (5) amortization of our DVD inventory. Variations in the percentage of transaction fees and commissions we pay to our retailers and agents may result in increased expenses. Such variations are based on our evaluation of certain factors, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives, or other criteria.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Direct operating expenses	$634.3	$356.0	$278.3	78.2%	$359.5	$(3.5)	−1.0%
as a% of Total Revenue	69.6%	65.2%			67.3%

Direct operating expenses increased in 2008 compared to 2007 primarily as a result of the consolidation of Redbox’s results, which runs at a higher direct operating cost percentage than our historical business, our acquisition of GroupEx in January, increased freight and handling costs and increased transportation costs due to increased fuel prices. The increases in direct operating expenses from Redbox and GroupEx were $267.7 million and $44.0 million, respectively, for 2008. Additionally, in the third quarter of 2007 we recorded an excise tax refund of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. These increases were partially offset by the decrease from our Coin and Entertainment direct operating expenses in the amount of $54.9 million for 2008. This decrease was primarily related to our agreement with Wal-Mart to significantly expand our installed coin-counting and DVD machines while reducing our installed entertainment machines. The remaining increase was from the direct operating expenses associated with E-payment transactions resulting from incremental E-payment revenue.

Direct operating expenses decreased in 2007 from 2006 due to the $11.8 million excise tax refund mentioned above. The decrease was partially offset by higher direct operating expenses as a result of an increase in the number of revenue transactions and the acquisition of CMT in the second quarter of 2006.

Marketing

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing and public relation efforts in national and regional advertising and the major international markets in which we operate our Money Transfer services. For example, we have been using advertising to introduce E-payment features on our coin-counting machines and other E-payment product channels such as our stored value card offerings. This directed marketing and advertising approach continues to drive increased trial and repeat use of both our coin services offerings and E-payment products.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Marketing	$19.3	$11.9	$7.4	62.2%	$14.4	$(2.5)	−17.4%
as a% of Total Revenue	2.1%	2.2%			2.7%

Marketing expenses increased in 2008 compared to 2007 primarily as a result of the consolidation of Redbox’s results, and our acquisition of GroupEx in January 2008. The increase in marketing expenses for Redbox and GroupEx were $6.8 million and $1.2 million, respectively, for 2008 compared to 2007. The increases were partially offset primarily by a reduction in television ad spending in our Coin product line. Marketing expenses decreased in 2007 from 2006 primarily due to advertising mix in our different markets offset by an increase in spending resulting from the acquisition of CMT in the second quarter of 2006.

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

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Research and development	$4.8	$5.2	$(0.4)	−7.7%	$5.2	$—	0.0%
as a% of Total Revenue	0.5%	1.0%			1.0%

Research and development expenses have remained relatively consistent in 2008, 2007 and in 2006. We intend to continue to invest at these levels in research and development in the coming years.

General and Administrative

Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

General and administrative	$95.2	$55.2	$40.0	72.5%	$51.0	$4.2	8.2%
as a% of Total Revenue	10.4%	10.1%			9.5%

As a percentage of revenue, general and administrative expenses were relatively flat in 2008 compared to 2007. This is attributable, in part, to leverage we achieved in the DVD product line offset by de-leveraging in the Entertainment product line. In absolute dollars, general and administrative expenses increased in 2008 compared to 2007 as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. General and administrative expenses increased for Redbox and GroupEx by $35.3 million and $5.5 million, respectively, for 2008.

General and administrative expenses increased in 2007 from 2006 due to the acquisition of CMT in the second quarter of 2006, an increase in stock-based compensation expense, an increase in rent expense due to additional administrative office space, partially offset by administrative synergies achieved in the integration of our administrative processes. General and administrative expenses for CMT were $6.5 million and $3.7 million for 2007 and 2006, respectively.

Proxy, write-off of acquisition costs, and litigation settlement

During the second quarter of 2008 there were unique events resulting in expenses for a proxy contest and the write-off of acquisition costs as well as income from the litigation settlement agreement with InComm Holding Inc.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Proxy, write-off of acquisition costs, and litigation settlement	$3.1	$—	$3.1	100.0%	$—	$—	0.0%
as a% of Total Revenue	0.3%	0.0%			0.0%

Impairment and excess inventory charges

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Impairment and excess inventory charges	$—	$65.2	$(65.2)	−100.0%	$—	$65.2	100.0%
as a% of Total Revenue	0.0%	11.9%			0.0%

Prior to December 31, 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosks locations over the next 12 to 18 months. In conjunction with the expansion, we have removed approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. As a result, we recorded a non-cash impairment charge of $65.2 million as of December 31, 2007 included in the Consolidated Statement of Operations related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million related to the impairment of these cranes, bulk heads, and kiddie rides, $7.9 million related to the impairment of intangible assets and $4.7 million related to the write-off of inventory.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed service machines as well as on computer equipment and leased automobiles.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Depreciation and other	$76.7	$58.8	$17.9	30.4%	$52.8	$6.0	11.4%
as a% of Total Revenue	8.4%	10.8%			9.9%

Depreciation and other expenses increased in 2008 compared to 2007 primarily as a result of the consolidation of Redbox’s results, the installation of 3,000 coin machines and the installation of 6,700 DVD kiosks over the last four quarters, and our acquisition of GroupEx in January 2008. Depreciation and other expenses for Redbox were $29.2 million for 2008. Depreciation and other expenses for GroupEx were $0.9 million for 2008. The increase of depreciation and other expenses from the acquisitions was partially offset by the decrease in our Coin and Entertainment machines in the amount of $14.5 million. The remaining increases were from our incremental investment in point-of-sale E-payment machines and Money Transfer infrastructure due to the increase in our installed base of the machines. Depreciation and other expense increased in 2007 and in 2006 primarily due to our various acquisitions during these periods as well as an increase in our capital expenditures primarily related to new and upgrades to existing coin-counting and entertainment machines.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Amortization of intangible assets	$9.1	$7.3	$1.8	24.7%	$6.2	$1.1	17.7%
as a% of Total Revenue	1.0%	1.3%			1.2%

Amortization expense increased in 2008 compared to 2007 primarily as a result of intangible assets derived from our Redbox and GroupEx acquisitions. Amortization of intangible assets increased in 2007 compared to 2006 due to the full-year amortization related to our various acquisitions, including CMT in 2006.

Other Income and Expense

	Year Ended December 31,
(In millions, except percentages)	2008	2007	$ Chng	% Chng	2006	$ Chng	% Chng

Foreign currency (loss) gain and other	$(3.9)	$0.7	$(4.6)	−657.1%	$0.2	$0.5	250.0%
Interest income	1.2	1.7	(0.5)	−29.4%	1.4	0.3	21.4%
Interest expense	(21.7)	(17.1)	(4.6)	26.9%	(15.7)	(1.4)	8.9%
Loss (income) from equity investments and other	(0.3)	1.3	(1.6)	−123.1%	(0.1)	1.4	−1400.0%
Early retirement of debt	—	(1.8)	1.8	−100.0%	(0.2)	(1.6)	800.0%
Minority interest	$(14.4)	$—	$(14.4)	100.0%	$—	$—	0.0%

Foreign currency (loss) gain and other decreased in 2008 as compared to 2007 primarily due to the impact from the unfavorable movement of foreign exchange rates related to our foreign subsidiaries during 2008. Foreign currency gains increased from 2006 to 2007 due to increased international operations and the movement of foreign exchange rates related to our foreign subsidiaries.

Interest income decreased for 2008 compared to 2007 due to lower invested balances and a decrease in interest rates. Interest income increased in 2007 from 2006 primarily due to the recognition of interest income on our telecommunication fee refund offset by lower average year over year investment balances.

Interest expense increased in 2008 compared to 2007 due to higher outstanding debt balances. Interest expense increased in 2007 compared to 2006 primarily due to higher outstanding debt balances, higher interest rates and increased capital leases.

Loss (income) from equity investments and other decreased in 2008 as compared to 2007 primarily as a result of the consolidation of Redbox’s results beginning in the first quarter of 2008. Income (loss) from equity investments and other increased in 2007 from 2006 primarily as a result of recording our portion of the telecommunication fee refund expected to be collected by us on behalf of a related third party.

Early retirement of debt expense was $1.8 million in 2007 and $0.2 million in 2006. On November 20, 2007, in connection with entering into our new debt facility, we retired the outstanding balance of our previous debt facility dated July 7, 2004 resulting in a charge of $1.8 million for the write-off of deferred financing fees. The early retirement of debt expense in 2006 related to accelerated deferred financing fees related to our mandatory pay down of $16.9 million under our previous debt facility in the first quarter of 2006.

Minority interest for 2008 represented the operating results for the 49% stake in Redbox that we did not own.

Income Taxes

Our effective income tax rate was 53.4% in 2008 compared with (22.1%) in 2007 and 39.3% in 2006. As illustrated in Note 11 to the Consolidated Financial Statements, the effective income tax rate for 2008 varies from the federal statutory tax rate of 35% primarily due to a change in valuation allowance on foreign net operating losses, state income taxes and non-deductible stock-based compensation expense recorded for incentive stock option (“ISO”) awards offset by the benefit arising from ISO disqualifying dispositions.

The effective income tax rate for 2007 varies from the federal statutory tax rate of 35% primarily due to a change in valuation allowance on foreign net operating losses, the impact of changes in foreign tax rates, state income taxes and non-deductible stock-based compensation expense recorded from ISO awards offset by the benefit arising for ISO disqualifying dispositions and changes in deferred tax assets due to adjustments to state operating loss carryforwards.

The effective income tax rate for 2006 varies from the federal statutory tax rate of 35% primarily due to state income taxes, non-deductible stock-based compensation expense recorded from ISO awards offset by the benefit arising for ISO disqualifying dispositions, the impact of our election during the third quarter of 2006 of the indefinite reversal criteria for unremitted foreign earnings under APB No. 23, Accounting for Income Taxes — Special Areas (“APB 23”), the impact of adjusting our deferred tax asset associated with state operating loss carryforwards, the impact of recognizing an increase to our available research and development credit, as well as the impact of recognition of a valuation allowance to offsetting foreign deferred tax assets relating to our acquisition of CMT.

As of December 31, 2008 and 2007, our net deferred income tax (liabilities) assets totaled ($0.9) million and $19.9 million, respectively. In the years ended December 31, 2008, 2007 and 2006 we recorded tax (benefit) expense of $16.2 million, $(6.3) million, and $12.1 million, respectively, which, as a result of our United States net operating loss carryforwards, will not result in cash payments for United States federal income taxes other than federal alternative minimum taxes. Current tax payments have been made to state and foreign jurisdictions.

Liquidity and Capital Resources

Cash and Liquidity

Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2008, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $192.0 million, which consisted of cash and cash equivalents immediately available to fund our operations of $66.4 million, cash in machine or in transit of $34.6 million and cash being processed of $91.0 million (which relates to our partner payable liability as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $(16.3) million as of December 31, 2008, compared with $104.7 million as of December 31, 2007. The decrease in working capital was primarily the result of our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective transaction date of January 18, 2008. In addition, the decrease is due to the timing of payments to our vendors and retailers.

Net cash provided by operating activities was $191.8 million for the year ended December 31, 2008, compared to net cash provided by operating activities of $58.1 million for the year ended December 31, 2007. Cash provided by operating activities increased primarily as a result of cash provided by our operating assets and liabilities of $50.5 million for the year ended December 31, 2008 compared to cash used by operating assets and liabilities of $44.8 million for the year ended December 31, 2007. The favorable impact from operating assets and liabilities due to the consolidation of Redbox and the acquisition of GroupEx was $15.4 million. The remaining increase in cash provided by our operating assets and liabilities was due to the collection of the telecommunication refund, the reduction of Entertainment inventory, and the timing of receivable collection and vendor payments. Also, cash provided by operating activities increased due to an increase in income net of non-cash transactions on our Consolidated Statement of Operations of $38.4 million. This increase was mostly due to our increased ownership percentage of Redbox, which, as a result required the consolidation of Redbox’s results from the effective transaction date of January 18, 2008.

In 2007, cash used by our operating assets and liabilities increased mainly due to the timing of payments to our retailers and the recognition of our telecommunication fee refund that was recorded in 2007 but not collected until

2008. This was offset by an increase in cash provided from operating results net of non-cash transactions on our Consolidated Statement of Operations of $7.8 million. The increase of $7.8 million resulted mostly from the 2007 impairment and excess inventory charges, increases in depreciation and other expense and amortization of intangible assets acquired from acquisitions.

Net cash used by investing activities for 2008 was $185.2 million compared to $99.3 million in the comparable prior year period. Net cash used by investing activities consisted primarily of capital expenditures and the acquisitions of GroupEx and Redbox in January 2008. The increase in capital expenditures year-over-year is primarily a result of the installation of coin and DVD machines, upgrades to our machines, and other corporate infrastructure costs. In 2007 net cash used by investing activities consisted of a promissory note with Redbox of $10.0 million, acquisitions of subsidiaries of $7.2 million and capital expenditures of $84.3 million offset by proceeds from the sale of fixed assets of $2.3 million.

Net cash used by financing activities for the year ended December 31, 2008, was $0.6 million compared to net cash provided by financing activities of $58.3 million in the prior year period. In 2008, net cash provided by financing activities represented the borrowings on our credit facility of $433.5 million and proceeds of employee stock option exercises of $8.6 million offset by cash used to make principal payments on debt of $442.7 million. In 2007, net cash provided by financing activities represented the borrowings on both our current and prior credit facilities of $400.5 million, proceeds of employee stock option exercises of $4.3 million and the excess tax benefit from exercise of stock options of $3.8 million, offset by cash used to make principal payments on debt of $338.5 million (including a $329.0 million early retirement of our prior credit facility), to repurchase our common stock of $10.0 million and financing costs associated with our current credit facility of $1.7 million.

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

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we now consolidate Redbox’s financial results into our Consolidated Financial Statements.

Credit Facility

On November 20, 2007, we entered into a senior secured revolving line of credit facility, as amended on February 12, 2009 (see “Subsequent Events” above) which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Original fees for this facility of approximately $1.7 million are being amortized over the 5-year life of the revolving line of credit facility. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of December 31, 2008, our outstanding revolving line of credit balance was $270.0 million.

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from the increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from the increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as a cash flow hedge in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. As of December 31, 2008, the fair value of the swaps, which was $7.5 million, was recorded in other comprehensive income, net of tax of $2.9 million, with the corresponding adjustment to other accrued liabilities in our Consolidated Financial Statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “LIBOR Rate”) fixed for given interest periods or (ii) the highest of Bank of America’s prime rate, (the average rate on overnight federal funds plus one half of one percent, or the LIBOR Rate fixed for one month plus one percent) (the “Base Rate”), plus, in each case, a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 350 basis points, while for borrowings made with the Base Rate, the margin ranges from 150 to 250 basis points.

As of December 31, 2008, our weighted average interest rate on the revolving line of credit facility was 2.2% which was based on the debt agreement before the amendment. For borrowing made with the LIBOR Rate, the margin ranged from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranged from 0 to 50 basis points.

The credit facility contains customary negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of December 31, 2008, we were in compliance with all covenants.

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

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2008, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $9.2 million bringing the total authorized for purchase under our credit facility to $34.2 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $27.7 million as of December 31, 2008, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2008, this authorization allowed us to repurchase up to $23.9 million of our common stock.

As of December 31, 2008, we had five irrevocable standby letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2009, are used to collateralize certain obligations to third parties. Prior to and as of December 31, 2008, no amounts have been, or are outstanding under these standby letters of credit.

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

Redbox Debt

As of December 31, 2008, included in our Consolidated Financial Statements was debt associated with Redbox totaling $35.0 million, of which $11.9 million was a promissory note owed to GAM and $23.1 million related to a Rollout Purchase, License and Service Agreement (“the Rollout Agreement”) with McDonald’s USA. This debt was not contractually guaranteed by Coinstar, Inc as of December 31, 2008.

In May 2007, Redbox entered into an individual promissory note agreement with GAM. The promissory note provided Redbox with $10.0 million and carried an effective interest rate of 11.0% per year. Accrued interest of $1.9 million at December 31, 2008 becomes payable to GAM on May 1, 2009, and thereafter, will be paid quarterly, in arrears, with a final payment consisting of the principal and any accrued interest on May 1, 2010.

In November 2006, Redbox and McDonald’s USA entered into the Rollout Agreement giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on the license fee earned by McDonald’s USA and its franchisees.

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2008:

	Payments Due by Period
		Less than	1-3	4-5	After 5
Contractual Obligations	Total	1 year	years	years	years

	(In thousands)

Long-term debt(1)	$305,000	$11,700	$23,300	$270,000	—
Capital lease obligations(2)	47,933	22,841	23,846	1,246	—
Operating leases(3)	29,714	10,096	13,123	4,690	1,805
Purchase obligations(4)	4,648	4,648	—	—	—
Asset retirement obligations(5)	2,790	—	—	—	2,790
Liability for uncertain tax positions(6)	1,200	—	—	1,200	—

Total contractual cash obligations	$391,285	$49,285	$60,269	$277,136	$4,595

(1)	Long-term debt, excluding Redbox debt, does not include contractual interest payments as they are variable in nature. The revolving line of credit totaled $270.0 million at December 31, 2008. The remaining amounts above relate to Redbox debt.

(2)	Capital lease obligations represent gross minimum lease payments, which includes interest.

(3)	One of our lease agreements is a triple net operating lease. We are responsible for obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred. These obligations are not reported in the amounts above.

(4)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.

(5)	Asset retirement obligations represent the fair value of a liability related to the machine removal costs following contract expiration.

(6)	Liability for uncertain tax positions represents amounts that we are contingently liable for based on our tax positions with their respective statute of limitations ending within 4 to 5 years.

	Amount of Commitment Expiration by Period
		Less than	1-3	4-5	After 5
Other Commercial Commitments	Total	1 year	years	years	years

	(In thousands)

Letters of credit	$12,406	$12,406	—	—	—

Total commercial commitments	$12,406	$12,406	$—	$—	$—

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

Based on our outstanding revolving line of credit obligations of $270.0 million as of December 31, 2008, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $0.4 million, net of a $2.3 million offset resulting from our interest rate swap agreements; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $0.4 million, net of a $2.3 million offset resulting from our interest rate swap agreements. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. In 2008, we have hedged a portion of our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert a portion of our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

We are further subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, Europe, Canada and Mexico.

Item 8.	Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item, which are included as a separate section on page 44 and which are incorporated herein by reference.

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

	Three Month Periods Ended
	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,
	2008	2008	2008(1)	2008(2)	2007(3)	2007(4)	2007	2007

	(In thousands, except per share data)
	(unaudited)

Consolidated Statement of Operations:
Revenue	$260,981	$240,497	$219,903	$190,519	$133,314	$143,291	$137,356	$132,336
Expenses:
Direct operating	180,945	168,721	152,009	132,610	85,112	86,721	92,570	91,639
Marketing	5,311	7,374	3,815	2,803	2,009	5,650	2,614	1,626
Research and development	1,180	1,157	1,175	1,246	1,070	1,397	1,345	1,341
General and administrative	29,472	22,760	23,206	19,796	13,857	15,685	13,404	12,247
Depreciation and other	23,089	17,746	18,855	16,971	14,724	15,100	14,549	14,468
Amortization of intangible assets	2,213	2,271	2,298	2,342	1,962	1,813	1,817	1,739
Impairment and excess inventory charges	—	—	—	—	65,220	—	—	—
Proxy, write-off of acquisition costs, and litigation settlement	—	—	3,084	—	—	—	—	—

Income (loss) from operations	18,771	20,468	15,461	14,751	(50,640)	16,925	11,057	9,276
Foreign currency (loss) gain and other	(1,149)	(709)	(890)	(1,128)	91	699	(20)	(120)
Interest income	155	180	626	259	201	1,109	193	195
Interest expense	(5,490)	(5,404)	(5,906)	(4,916)	(4,605)	(4,365)	(4,125)	(3,974)
(Loss) income from equity investments and other	1	(1)	243	(580)	472	2,217	(1,101)	(255)
Minority interest	(3,647)	(3,347)	(4,269)	(3,173)	—	—	—	—
Early retirement of debt	—	—	—	—	(1,794)	—	—	—

Income (loss) before income taxes	8,641	11,187	5,265	5,213	(56,275)	16,585	6,004	5,122
Income taxes	(4,421)	(6,676)	(2,585)	(2,512)	19,053	(7,520)	(2,656)	(2,566)

Net income (loss)	$4,220	$4,511	$2,680	$2,701	$(37,222)	$9,065	$3,348	$2,556

Net income (loss) per share:
Basic	$0.15	$0.16	$0.10	$0.10	$(1.34)	$0.33	$0.12	$0.09
Diluted	$0.15	$0.16	$0.09	$0.10	$(1.34)	$0.32	$0.12	$0.09

(1)	In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.

(2)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(3)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge.

(4)	In the third quarter of 2007, we recognized a telecommunication fee refund. The net income effect of the refund, net of taxes, monies owed to a joint venture and other effects was approximately $6.5 million in the third quarter of 2007.

Seasonality

We have historically experienced seasonality in our revenues with higher revenues in the second half of the year than in the first half of the year. Our Coin product line generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our DVD product line generates lower revenues in the first half of the year. Our Money Transfer and E-payment product lines generally provide its highest revenue in the fourth quarter. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and DVD product lines, and relatively lower margin Money Transfer and E-payment product lines.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(i)	Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(ii)	Internal Control over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(b) Attestation report of the independent registered public accounting firm.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 50.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 50 of this Annual Report.

(a)(1) Index to Financial Statements

(a)(2) Index to Financial Statement Schedules

All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

(a)(3) Exhibit Index:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated May 23, 2004, by and among Registrant, Sesame Mergeco, Inc., ACMI Holdings, Inc., American Coin Merchandising, Inc. and Wellspring Capital Management LLC, as Stockholder Representative.(1)
2.2	LLC Interest Purchase Agreement dated November 17, 2005 by and among Redbox Automated Retail, LLC, McDonald’s Ventures, LLC and Registrant.(2)

Exhibit Number		Description of Document

2.3		Asset Purchase Agreement by and among The Amusement Factory, L.L.C., Levine Investments Limited Partnership, American Coin Merchandising, Inc., Adventure Vending Inc. and Registrant.(3)
2.4		Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006 by and among Travelex Limited, Registrant and Travelex Group Limited.(22)
2.5		Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(29)
2.6		First Amendment of Stock Purchase Agreement dated January 1, 2008 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(33)
3.1		Amended and Restated Certificate of Incorporation.(4)
3.2		Amended and Restated Bylaws.(31)
4.1		Reference is made to Exhibits 3.1 through 3.2.(4)
4.2		Specimen Stock Certificate.(4)
4.3		Second Amended and Restated Investor Rights Agreement, dated August 27, 1996, between Registrant and certain investors, as amended October 22, 1996.(4)
4.4		Rights Agreement dated as of November 12, 1998 between Registrant and American Securities Transfer and Trust, Inc.(5)
4.5		Certificate of Designation of Series A Preferred Stock. Reference is made to Exhibit A of Exhibit 4.4.(5)
4.6		Form of Rights Certificate. Reference is made to Exhibit B of Exhibit 4.4.(5)
4.7		Amendment to the Rights Agreement, dated as of April 17, 2008, between Coinstar, Inc. and Computershare Trust Company N.A.(34)
4.8		Certificate of Elimination with respect to Series A Junior Participating Preferred Stock of Coinstar, Inc.(38)
10	.1*	1997 Employee Stock Purchase Plan.(4)
10	.2*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan.(6)
10	.3*	Outside Directors’ Deferred Compensation Plan.(7)
10	.4*	1997 Amended and Restated Equity Incentive Plan.(8)
10	.5*	2000 Amended and Restated Equity Incentive Plan.(9)
10	.6*	Executive Deferred Compensation Plan.(7)
10	.7*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(10)
10	.8*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to the CEO or CFO.(20)
10	.9*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made after December 12, 2005 to plan participants other than the CEO or CFO.(20)
10	.10*	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.(10)
10	.11*	Form of Indemnity Agreement between Registrant and its Executive Officers and Directors.(4)
10	.12*	Form of Release Agreement.(11)
10	.13*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(12)
10	.14*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO or CFO.(20)
10	.15*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to plan participants other than the CEO or CFO.(20)

Exhibit Number		Description of Document

10	.16*	Summary of Director Fees.(30)
10.17		Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.(1)
10.18		First Amendment, dated December 21, 2004, to the Credit Agreement, dated July 7, 2004, among Registrant, as Borrower, Bank of America, N.A., Keybank National Association and Wells Fargo Bank, National Association, as Documentation Agents, Lehman Commercial Paper, Inc., as Syndication Agent, and JPMorgan Chase Bank, as Administrative Agent.(13)
10.19		Lease Agreement, dated January 1, 2004, by and between Registrant and EOP Operating Limited Partnership.(14)
10.20		Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of Registrant, as amended June 6, 2003.(15)
10	.21*	Employment Agreement between Brian V. Turner and Registrant dated August 5, 2005.(16)
10	.22*	Change of Control Agreement between Brian V. Turner and Registrant dated August 5, 2005.(16)
10	.23*	Employment Agreement between David W. Cole and Registrant dated January 1, 2004.(14)
10	.24*	Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001.(17)
10.25		Voting Agreement between Levine Investments Limited Partnership and Registrant dated November 1, 2005.(18)
10	.26*	2006 Incentive Compensation Plan.(19)
10.27		Lease Agreement dated November 1, 2005, by and between Van Nuys Airpark Building 5, LLC and Adventure Vending Inc., a wholly-owned subsidiary of Registrant for premises located at 7725 Airport Business Parkway, Van Nuys, CA.(21)
10.28		Lease Agreement dated November 1, 2005, by and between Levine & Riggle Rental Company Limited Partnership and Adventure Vending Inc., a wholly-owned subsidiary of Registrant.(21)
10	.29*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(23)
10	.30*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(23)
10	.31*	Employment Agreement effective as of July 7, 2006, between Randall J. Fagundo and Registrant.(24)
10	.32*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan.(25)
10	.33*	Form of Restricted Stock Award for CEO or CFO for Performance-Based Awards Made to the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan.(26)
10	.34*	Form of Restricted Stock Award for Participants Other than the CEO or CFO for Performance-Based Awards to Plan Participants Other than the CEO or CFO under the 1997 Amended and Restated Equity Incentive Plan.(26)
10	.35*	2007 Incentive Compensation Plan.(27)
10	.36*	Form of Change of Control Agreement.(28)
10	.37*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan.(30)
10.38		Credit Agreement, dated November 20, 2007, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto.(32)

Exhibit Number		Description of Document

10	.39*	Form of Employment Agreement to be effective April 7, 2008 between Coinstar, Inc. and Paul Davis.(35)
10	.40*	Employment Offer Letter for Paul Davis dated March 20, 2008.(35)
10	.41*	Form of Change of Control Agreement to be effective April 7, 2008 between Coinstar, Inc. and Paul Davis.(35)
10	.42*	Agreement dated May 28, 2008 by and among Coinstar and the Shamrock Group.(36)
10	.43*	2008 Incentive Compensation Plan.(37)
10	.44*	First Amendment to Employment Agreement between David W. Cole and Registrant dated December 31, 2008
10	.45*	First Amendment to Change of Control Agreement between David W. Cole and Registrant dated December 31, 2008
10	.46*	First Amendment to Employment Agreement between Paul Davis and Registrant dated December 31, 2008
10	.47*	First Amendment to Change of Control Agreement between Paul Davis and Registrant dated December 31, 2008
10	.48*	First Amendment to Employment Agreement between Brian V. Turner and Registrant dated December 31, 2008
10	.49*	First Amendment to Change of Control Agreement between Brian V. Turner and Registrant dated December 31, 2008
10.50		Purchase and Sale Agreement dated February 12, 2009 by and between Coinstar, Inc. and GetAMovie, Inc.(39)
10.51		Form of Registration Rights Agreement to be dated the closing date of the GAM Purchase Agreement by and between Coinstar, Inc. and GetAMovie, Inc.(39)
10.52		Form of First Amendment, Consent and Waiver to Credit Agreement, dated February 12, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto.(39)
21.1		Subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm — KPMG LLP
31.1		Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 7, 2004 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 18, 2005 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on October 19, 2005 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File Number 000-22555).

(8)	Incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 27, 2008 (File Number 000-22555).

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on June 22, 2001 (File Number 000-22555).

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on December 22, 2004 (File Number 000-22555).

(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).

(16)	Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2005 (File Number 000-22555).

(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).

(18)	Incorporated by reference to the Registrant’s Form 8-K filed on November 2, 2005 (File Number 000-22555).

(19)	Incorporated by reference to the Registrant’s Form 8-K filed on February 16, 2006 (File Number 000-22555).

(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-22555).

(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File Number 000-22555).

(22)	Incorporated by reference to the Registrant’s Form 8-K filed on May 4, 2006 (File Number 000-22555).

(23)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).

(24)	Incorporated by reference to the Registrant’s Form 8-K filed on July 5, 2006 (File Number 000-22555).

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File Number 000-22555).

(26)	Incorporated by reference to the Registrant’s Form 8-K filed on February 6, 2007 (File Number 000-22555).

(27)	Incorporated by reference to the Registrant’s Form 8-K filed on February 8, 2007 (File Number 000-22555).

(28)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).

(29)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).

(30)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).

(31)	Incorporated by reference to the Registrant’s Form 8-K filed on April 3, 2008 (File Number 000-22555).

(32)	Incorporated by reference to the Registrant’s Form 8-K filed on November 26, 2007 (File Number 000-22555).

(33)	Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2008 (File Number 000-22555).

(34)	Incorporated by reference to the Registrant’s Form 8-K filed on April 22, 2008 (File Number 000-22555).

(35)	Incorporated by reference to the Registrant’s Form 8-K filed on April 4, 2008 (File Number 000-22555).

(36)	Incorporated by reference to the Registrant’s Form 8-K filed on May 29, 2008 (File Number 000-22555).

(37)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File Number 000-22555).

(38)	Incorporated by reference to the Registrant’s Form 8-K filed on November 25, 2008 (File Number 000-22555).

(39)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2009 (File Number 000-22555).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ Brian V. Turner
Brian V. Turner
Chief Financial Officer
Date: February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David W. Cole David W. Cole	Chief Executive Officer and Director	February 26, 2009

/s/ Brian V. Turner Brian V. Turner	Chief Financial Officer	February 26, 2009

/s/ Richard C. Deck Richard C. Deck	Chief Accounting Officer	February 26, 2009

/s/ Deborah L. Bevier Deborah L. Bevier	Chair of the Board	February 26, 2009

/s/ Arik A. Ahitov Arik A. Ahitov	Director	February 26, 2009

/s/ David M. Eskenazy David M. Eskenazy	Director	February 26, 2009

/s/ Robert D. Sznewajs Robert D. Sznewajs	Director	February 26, 2009

/s/ Ronald B. Woodard Ronald B. Woodard	Director	February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Coinstar, Inc.:

We have audited Coinstar, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coinstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 23, 2009

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$66,408	$21,397
Cash in machine or in transit	34,583	87,858
Cash being processed	91,044	87,337
Accounts receivable, net of allowance for doubtful accounts of $2,702 and $1,489 at December 31, 2008 and 2007, respectively	51,908	49,809
Inventory	92,247	33,360
Deferred income taxes	6,881	3,459
Prepaid expenses and other current assets	24,715	18,747

Total current assets	367,786	301,967
PROPERTY AND EQUIPMENT, NET	352,753	146,041
DEFERRED INCOME TAXES	4,338	16,447
OTHER ASSETS	8,061	15,150
EQUITY INVESTMENTS	—	33,052
INTANGIBLE ASSETS, NET	43,385	34,457
GOODWILL	290,391	221,459

TOTAL ASSETS	$1,066,714	$768,573

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$136,194	$49,829
Accrued payable to retailers and agents	118,503	99,998
Other accrued liabilities	97,487	40,911
Current portion of long-term debt and capital lease obligations	31,919	6,505

Total current liabilities	384,103	197,243
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	319,451	266,146
DEFERRED TAX LIABILITY	12,072	54
MINORITY INTEREST	31,060	—

TOTAL LIABILITIES	746,686	463,443
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value — Authorized, 5,000,000 shares; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value — Authorized, 45,000,000 shares; 30,181,151 and 29,665,125 issued and 28,255,070 and 27,739,044 shares outstanding at December 31, 2008 and 2007, respectively	369,735	354,509
Accumulated deficit	(2,672)	(16,784)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive (loss) income	(6,204)	8,236

Total stockholders’ equity	320,028	305,130

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,066,714	$768,573

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

REVENUE	$911,900	$546,297	$534,442
EXPENSES:
Direct operating(1)	634,285	356,042	359,534
Marketing	19,303	11,899	14,420
Research and development	4,758	5,153	5,246
General and administrative	95,234	55,193	50,977
Depreciation and other	76,661	58,841	52,836
Amortization of intangible assets	9,124	7,331	6,220
Proxy, write-off of acquisition costs, and litigation settlement	3,084	—	—
Impairment and excess inventory charges	—	65,220	—

Income (loss) from operations	69,451	(13,382)	45,209
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other	(3,876)	650	161
Interest income	1,220	1,698	1,382
Interest expense	(21,716)	(17,069)	(15,748)
(Loss) income from equity investments and other	(337)	1,333	(66)
Minority interest	(14,436)	—	—
Early retirement of debt	—	(1,794)	(238)

Income (loss) before income taxes	30,306	(28,564)	30,700
Income tax (expense) benefit	(16,194)	6,311	(12,073)

NET INCOME (LOSS)	$14,112	$(22,253)	$18,627

(1) “Direct operating” above excludes depreciation and other of $63.7 million, $50.5 million and $43.8 for the years ended 2008, 2007 and 2006.
NET INCOME (LOSS) PER SHARE:
Basic	$0.50	$(0.80)	$0.67
Diluted	$0.50	$(0.80)	$0.66
WEIGHTED SHARES OUTSTANDING:
Basic	28,041	27,805	27,686
Diluted	28,464	27,805	28,028

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

					Accumulated
			Retained Earnings		Other
	Common Stock		(Accumulated		Comprehensive		Comprehensive
	Shares	Amount	Deficit)	Treasury Stock	Income (Loss)	Total	Income (Loss)

BALANCE, December 31, 2005	27,775,628	$328,951	$(13,158)	$(22,783)	$1,037	$294,047
Proceeds from exercise of stock options, net	310,840	5,368				5,368
Stock-based compensation expense		6,258				6,258
Tax benefit on share-based compensation		979				979
Equity purchase of assets	63,468	1,673				1,673
Treasury stock purchase	(333,925)			(8,023)		(8,023)
Net income			18,627			18,627	$18,627
Short-term investments net of tax expense of $8					12	12	12
Foreign currency translation adjustments net of tax expense of $732					2,482	2,482	2,482
Interest rate hedges on long-term debt net of tax benefit of $34					(58)	(58)	(58)

Total comprehensive income							$21,063

BALANCE, December 31, 2006	27,816,011	343,229	5,469	(30,806)	3,473	321,365
Proceeds from exercise of stock options, net	218,229	4,232				4,232
Stock-based compensation expense	63,746	6,421				6,421
Tax benefit on share-based compensation		627				627
Treasury stock purchase	(358,942)			(10,025)		(10,025)
Net loss			(22,253)			(22,253)	$(22,253)
Short-term investments net of tax expense of $2					1	1	1
Foreign currency translation adjustments net of tax expense of $205					4,828	4,828	4,828
Interest rate hedges on long-term debt net of tax benefit of $44					(66)	(66)	(66)

Total comprehensive loss							$(17,490)

BALANCE, December 31, 2007	27,739,044	354,509	(16,784)	(40,831)	8,236	305,130
Proceeds from exercise of stock options, net	425,410	8,629				8,629
Stock-based compensation expense	90,616	6,597				6,597
Net income			14,112			14,112	$14,112
Loss on short-term investments net of tax benefit of $27					(41)	(41)	(41)
Foreign currency translation adjustments net of tax benefit of $544					(9,845)	(9,845)	(9,845)
Interest rate hedges on long-term debt net of tax benefit of $2,912					(4,554)	(4,554)	(4,554)

Total comprehensive loss							$(328)

BALANCE, December 31, 2008	28,255,070	$369,735	$(2,672)	$(40,831)	$(6,204)	$320,028

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$14,112	$(22,253)	$18,627
Adjustments to reconcile (loss) income from operations to net cash provided by operating activities:
Depreciation and other	76,661	58,841	52,836
Amortization of intangible assets and deferred financing fees	9,612	8,043	6,980
Write-off of acquisition costs	1,004	—	—
Loss on early retirement of debt	—	1,794	238
Impairment and excess inventory charges	—	65,220	—
Non-cash stock-based compensation	8,811	6,421	6,258
Excess tax benefit on share based awards	—	(3,764)	(1,033)
Deferred income taxes	12,121	(9,142)	10,183
Loss (income) from equity investments	3,449	(1,624)	66
Return on equity investments	—	—	929
Minority interest	14,436	—	—
Other	1,083	(656)	38
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	26,503	(27,016)	(8,464)
Inventory	(33,078)	(3,547)	(9,253)
Prepaid expenses and other current assets	(8,772)	(8,594)	(3,138)
Other assets	(481)	(4,773)	(444)
Accounts payable	60,801	(7,624)	25,507
Accrued payable to retailers and agents	4,526	2,535	9,977
Other accrued liabilities	1,039	4,205	6,073

Net cash provided by operating activities	191,827	58,066	115,380
INVESTING ACTIVITIES:
Purchase of property and equipment	(163,643)	(84,318)	(45,867)
Acquisitions, net of cash acquired	(24,829)	(7,249)	(31,254)
Equity investments	—	—	(12,109)
Loan to equity investee	—	(10,000)	—
Proceeds from sale of fixed assets	3,237	2,294	254

Net cash used by investing activities	(185,235)	(99,273)	(88,976)
FINANCING ACTIVITIES:
Principal payments on long-term debt, revolver loan and capital lease obligations	(442,731)	(338,543)	(24,209)
Borrowings on previous and current credit facilities	433,500	400,500	—
Financing costs associated with revolving line of credit	—	(1,692)	—
Excess tax benefit on share based awards	—	3,764	1,033
Repurchase of common stock	—	(10,025)	(8,023)
Proceeds from exercise of stock options	8,629	4,281	5,357

Net cash (used) provided by financing activities	(602)	58,285	(25,842)
Effect of exchange rate changes on cash	(10,547)	1,350	2,335
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(4,557)	18,428	2,897
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	196,592	178,164	175,267

End of period	$192,035	$196,592	$178,164

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$18,990	$18,901	$14,795
Cash paid during the period for income taxes	3,636	3,480	1,982
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of machines and vehicles financed by capital lease obligations	$21,497	$9,700	$13,811
Common stock issued in conjuction with acquisition	—	—	1,673
Accrued acquisition costs	10,000	1,051	217

See notes to Consolidated Financial Statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

NOTE 1:	ORGANIZATION AND BUSINESS

Description of company:  Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a multi-national company offering a range of 4th Wall® solutions for retailers’ storefronts. Our services consist of self-service coin counting, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, self-service DVD kiosks where consumers can rent or purchase movies, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products via point-of-sale terminals and stored value kiosks. Our services, in one form or another, are offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, Ireland, the United Kingdom and other countries. As of December 31, 2008, we had an approximate total of:

Coin-counting machines	18,400	*
Entertainment services machines	145,000
DVD kiosks	13,700
Money transfer services locations	38,000
E-payment point-of-sale terminals	23,000
E-payment enabled coin-counting kiosks	11,000

*	Amount includes 11,000 E-payment enabled coin-counting kiosks.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation:  The accompanying Consolidated Financial Statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries, companies which we have a controlling interest, and other entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”). Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.

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

Cash in machine or in transit and cash being processed:  Cash in machine or in transit represents coin residing or estimated in our coin-counting, entertainment machines, cash being processed by carriers, cash in our cash registers and cash deposits in transit. Cash being processed represents cash to be used for settling our accrued liabilities payable to Coin and Entertainment retailers.

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

Accounts receivable:  Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2008, the amount expensed for uncollectible accounts was approximately $2.0 million and the amount charged against the allowance was $1.0 million. In 2007, the amount expensed for uncollectible accounts was approximately $0.4 million and the amount charged against the allowance was $0.1 million.

Inventory:  Inventory, which is considered finished goods, consists of purchased items ready for resale, rental items in the case of DVDs, or items for use in vending operations. Included in inventory are DVDs, plush toys and other products dispensed from our entertainment services machines, prepaid airtime, prepaid phones, and prepaid phone cards. Inventory is stated at the lower of cost or market. As of December 31, 2008 total Redbox inventory was $62.5 million. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. In 2007, we wrote-off approximately $4.7 million of excess inventory in connection with an agreement reached with one of our largest retailers, Wal-Mart. The write-off is discussed further in the “impairment of long-lived assets” policy note below.

We have established amortization policies with respect to our DVD library that most closely allow for the matching of product costs with the related revenues generated by the utilization of our DVD product. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by our DVD product. We utilize the accelerated method of amortization because it approximates the pattern of demand for the product, which is generally high when the product is initially released for rental by the studios and declines over time. In establishing residual values for our DVD product, we consider the sales prices and volume of our previously rented product and other used product.

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

Useful Life

Coin-counting and e-payment machines	5 to 10 years
DVD kiosks	5 years
Entertainment service machines	3 to 10 years
Vending machines	3 to 5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	lease term
Leasehold improvements	shorter of lease term or useful life of improvement

Equity investments:  In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox Automated Retail, LLC (“Redbox”). In 2006, we invested an additional $12.0 million related to a conditional consideration agreement as certain targets were met; however, the percentage of our ownership interest in Redbox did not change. On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction, January 18, 2008, we will consolidate Redbox’s financial results into our Consolidated Financial Statements.

Purchase price allocations:  In connection with our recent acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill and intangible assets:  Goodwill represents the excess of cost over the estimated fair value of net assets acquired, which is not being amortized. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) requires a two-step goodwill impairment test whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

We are currently organized into four reportable business segments: Coin and Entertainment services, E-payment services, Money transfer services and DVD services. Prior to January 1, 2008 we were organized into two reportable business segments: the North American business (which included the United States, Canada, Mexico and Puerto Rico) and the International business (which primarily included the United Kingdom as well as other European operations of our Coinstar Money Transfer subsidiary). Our reporting units for purposes of our goodwill impairment tests are the same as our business segments. Based on the annual goodwill test for impairment we performed for the years ended December 31, 2008 and 2007, we determined there was no impairment of our goodwill. There was no goodwill impairment associated with impairment charge described below as the fair value of the reporting unit, as defined by SFAS 142 that held the impaired asset group was in excess of its carrying amount.

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range from 1 to 40 years.

Patent costs:  Costs to successfully defend a challenge to our patents are capitalized. Costs which relate to an unsuccessful outcome are charged to expense.

Impairment of long-lived assets:  Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. While we continue to review and analyze many factors that may impact our business, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions.

In late 2007, Wal-Mart management expressed its intent to reset and optimize its store entrances. In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosk locations. In conjunction with the expansion, we have removed approximately 50% of our cranes, bulk heads, and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a non-cash impairment charge of $65.2 million as of December 31, 2007 related to an asset group that includes this equipment and certain intangible assets. Of this amount, $52.6 million relates to the impairment of these cranes, bulk heads and kiddie rides, $7.9 million relates to the impairment of certain intangible assets and $4.7 million relates to the write-off of excess inventory. We estimated the fair values of these assets using discounted cash flows, or liquidation value for certain assets, which we considered an appropriate method in the circumstance.

Settlement of liabilities:  In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”), we consider liabilities to be extinguished when the debtor pays or is legally released from the obligation. During the first quarter of 2007, the company reversed liabilities totaling $0.9 million in accordance with SFAS 140.

Revenue recognition:  We recognize revenue as follows:

•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting machines. Cash deposited in machines that has not yet been collected is referred to as cash in machine and is reported in our consolidated balance sheet under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•	DVD revenue is recognized during the term of a customer’s rental transaction or purchase and is recorded net of applicable sales taxes;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet under the caption “Cash in machine or in transit”. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $3.0 million and $8.4 million at December 31, 2008 and December 31, 2007, respectively;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

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

Fair value of financial instruments:  The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our revolving line of credit approximates its carrying amount.

Foreign currency translation:  The functional currencies of our International subsidiaries are the British Pound Sterling for Coinstar Limited in the United Kingdom and the Euro for Coinstar Money Transfer (“CMT”). We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the consolidated balance sheet; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Interest rate swap:  During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of December 31, 2008, the fair value of the swaps, which was $7.5 million, was recorded in other comprehensive income, net of tax of $2.9 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

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

Prior to the adoption of SFAS 123R we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits were approximately zero for the year ended 2008. Excess tax benefits generated during the years ended December 31, 2007 and 2006 were approximately $3.8 million and $1.0 million, respectively.

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

As of the adoption date and as of December 31, 2008 and 2007, we identified $1.2 million of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and December 31, 2008 and 2007, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards are sufficient to offset all unrecognized tax benefits.

Research and development:  Costs incurred for research and development activities are expensed as incurred. Software costs developed for internal use are accounted for under Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Recent accounting pronouncements:  In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures. Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We do not anticipate that the adoption of SFAS 157 related to our non-financial assets and non-financial liabilities will have a material impact on our consolidated financial position, results of operations or cash flows.

The adoption of SFAS 157 with respect to financial assets and liabilities did not have a material impact on our financial results for the year ended December 31, 2008. SFAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

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

We use a market approach valuation technique in accordance with SFAS 157 and we measure fair value based on quoted prices observed from the marketplace. The following table presents our financial assets that have been measured at fair value as of December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of December 31, 2008
	Level 1	Level 2	Level 3

Short-term investment	$822	—	—
Interest rate swap liability	—	$7,466	—

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of SFAS 141R will result in the recognition of certain types of acquisition related expenses in our results of operations that are currently capitalized or related costs that may be incurred on transactions following the adoption of this statement.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for annual periods beginning on or after December 15, 2008. SFAS 160 will change the accounting and reporting for minority interests, as well as requiring expanded disclosures.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 requires us to expand certain disclosures. We do not anticipate that the adoption of SFAS 161 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

Coinstar Money Transfer

During the second quarter of 2006, we acquired Coinstar Money Transfer (“CMT”) for $27.5 million in cash. The acquisition was effected pursuant to the Agreement for the Sale and Purchase of the Entire Issued Share Capital of Travelex Money Transfer Limited dated April 30, 2006, between Travelex Limited, Travelex Group Limited, and Coinstar. CMT is one of the leading money transfer networks in terms of agent locations and countries in which we do business. In addition to company-owned locations, CMT has agreements with banks, post offices, and other retail locations to offer its service. CMT was established in mid-2003 and uses leading edge Internet-based technology to provide consumers with an easy-to-use, reliable and cost-effective way to send money around the world. In addition to the purchase price, we incurred $2.1 million in transaction costs, including costs relating to legal, accounting and other directly related charges. The results of operations of CMT since May 31, 2006, are included in our Consolidated Financial Statements. Of the total purchase price, approximately $23.9 million was allocated to goodwill, which will not be amortized, and $8.9 million was allocated to intangible assets which will be amortized over various terms through 2016.

GroupEx

On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. The purchase price included a $60.0 million cash payment at closing. In addition, there is an additional payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing. As of December 31, 2008, we believe this payout is probable as the performance conditions have been met. Further, we incurred an estimated $2.1 million in transaction costs, including legal, accounting, and other directly related charges. The total purchase price, net of cash acquired, was $45.3 million. The results of operations of GroupEx from January 1, 2008 are included in our Consolidated Financial Statements.

The acquisition was recorded under the purchase method of accounting and the purchase price was allocated based on the fair value of the assets acquired and the liabilities assumed.

The total purchase price consideration consists of the following:

(In thousands )

Cash paid for acquisition of GroupEx	$60,000
Additional payout	10,000
Acquisition related costs	2,100

$72,100

The total purchase consideration has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The following condensed balance sheet data is preliminary and presents the fair value of the assets acquired and liabilities assumed.

(In thousands)

Assets acquired:
Cash and cash equivalents	$26,807
Trade accounts receivable	13,531
Prepaid expenses and other assets	2,053
Property and equipment	4,015
Intangible assets	15,300
Goodwill	56,930

118,636
Liabilities assumed:
Accounts payable and accrued liabilities	46,536

$72,100

Goodwill of $56.9 million, representing the excess of the purchase price paid over the fair value of the tangible and identifiable intangible assets acquired, will not be amortized, consistent with the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets. An election pursuant to Internal Revenue Code Section 338(h)(10) is being made for tax purposes so the entire amount of intangibles and goodwill will be amortized and deducted over 15 years. Included in the liabilities assumed, is an estimated additional payment of $10.0 million which represents our best estimate that certain performance conditions as defined in the agreement, would be met in the fifteen months following the closing. As of December 31, 2008, we believe the estimated payout is probable as the performance conditions have been met and we expect the payment will be made in 2009.

We used forecasted future cash flows to estimate the fair value of the acquired intangible assets and a portion of the purchase price was allocated to the following identifiable intangible assets:

(In thousands)

Intangible assets:
Internal use software	$1,600
Agent relationships	12,300
Trademark	1,400

Total	$15,300

Amortization expense for the year ended 2008, relating to this acquisition was approximately $2.0 million. Based on identified intangible assets recorded as of December 31, 2008, and assuming no subsequent impairment of the underlying assets, the estimated aggregate amortization expense will be as follows:

(In thousands)

2009	$2,017
2010	2,017
2011	1,550
2012	1,550
2012	1,230
Thereafter	4,919

$13,283

Redbox

In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%.

The total purchase price consideration consists of the following:

(In thousands)

Cash paid for the initial Redbox investment of 47.3% ownership	$32,000
Cash paid for the additional investment of 3.7% ownership in January 2008	5,106
Estimated acquisition related costs	392
Equity investment (loss) from December 2005 to January 2008	(3,689)

Total investment in Redbox at the acquisition date	$33,809

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

The calculation and recognition of goodwill is consistent with the step acquisition guidance in FASB Statement No. 141, Business Combination and ARB No. 51, Consolidated Financial Statements. Goodwill of $11.9 million represents primarily the excess of purchase price paid over the fair of value of the tangible and identifiable intangible assets acquired, and is not amortized. The goodwill of $2.5 million recognized as a result of the additional purchase of 3.7% in 2008 is expected to be deductible for tax purposes.

We used forecasted future cash flows to estimate the fair value of Redbox intangible assets. Intangible assets of $1.9 million represent the internal-use software and customer relations acquired when payments were made under step acquisition accounting and are amortized over 5 years. The amortization expense for the year ended December 31, 2008 was approximately $0.5 million. Based on intangible assets recorded as of December 31,

2008, and assuming no subsequent impairment of the underlying assets, the annual estimated amortization expense will be as follows:

(In thousands)

2009	$496
2010	415
2011	192
2012	192
2013	121

$1,416

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. inclusive of Redbox for the years ended December 31, 2008 and December 31, 2007, as if the acquisition had been consummated as of January 1, 2008 and January 1, 2007. Such pro forma information is not provided for our GroupEx acquisition as the impact to our consolidated financial statements is not material. This pro forma information is unaudited and does not purport to be indicative of what may occur in the future:

	Year Ended December 31,
	2008	2007
	(In thousands)

Revenue	$922,910	$680,412
Net income (loss)	$14,123	$(23,348)
Net income (loss) per share
Basic	$0.50	$(0.84)
Diluted	$0.50	$(0.84)
Shares:
Basic	28,041	27,805
Diluted	28,464	27,805

See Note 18 subsequent event regarding Redbox.

NOTE 4:	PROPERTY AND EQUIPMENT

Property and equipment, net (including coin-counting, entertainment, e-payment and DVD machines) consisted of the following as of December 31:

	2008	2007
	(In thousands)

Machines	$612,583	$364,564
Computers	32,277	15,238
Office furniture and equipment	20,715	10,119
Vehicles	14,098	24,655
Leasehold improvements	3,715	2,548

	683,388	417,124
Accumulated depreciation and amortization	(330,635)	(271,083)

	$352,753	$146,041

In February 2008, we reached an agreement with Wal-Mart to significantly expand our coin-counting machines and our DVD kiosks installed at Wal-Mart locations. In conjunction with the expansion, we have removed approximately 50% of our cranes, bulk heads and kiddie rides from our existing Wal-Mart locations. This decision, along with other contract terminations or decisions to scale-back the number of entertainment machines with other retail partners as well as macro-economic trends negatively affecting the entertainment service industry, resulted in excess equipment and inventory. As a result, we recorded a non-cash impairment charge of $52.6 million or approximately 50% of the net book value of our entertainment machines related to the impairment of these cranes, bulk heads, and kiddie rides in the year ended December 31, 2007.

NOTE 5:	INTANGIBLE ASSETS

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

		Estimated	December 31,
	Range of	Weighted	(In thousands)
	Estimated	Average	2008		2007
	Useful Lives	Useful Lives	Gross	Accumulated	Gross	Accumulated
	(in years)	(in years)	Amount	Amortization	Amount	Amortization

Intangible assets:
Retailer and agent relationships	3 - 10	9.17	$57,661	$(23,287)	$44,005	$(17,180)
Other identifiable intangible assets	1 - 40	8.02	13,765	(4,754)	10,686	(3,054)

Total			$71,426	$(28,041)	$54,691	$(20,234)

Based on identifiable intangible assets recorded as of December 31, 2008, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate future amortization expenses are as follows:

(In thousands)

2009	$9,004
2010	8,278
2011	6,562
2012	6,172
2013	4,825
Thereafter	8,544

$43,385

NOTE 6:	ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2008	2007
	(In thousands)

Payroll related expenses	$25,460	$12,442
Interest payable	2,268	616
Taxes payable	16,758	4,068
Accrued rent	12,981	—
Accrued professional fees	3,697	1,659
Service contract providers	5,031	5,451
Accrued medical insurance	1,564	1,951
Payable to related party for telecommunication fee refund	—	5,547
Accrued acquisition costs	10,000	—
Interest rate swap	7,467	—
Other	12,261	9,177

	$97,487	$40,911

NOTE 7:	LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	2008	2007
	(In thousands)

Revolving line of credit	$270,000	$257,000

Long-term debt	$270,000	$257,000

On November 20, 2007, we entered into a senior secured revolving line of credit facility, as amended on February 12, 2009, which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Original fees for this facility of approximately $1.7 million are being amortized over the 5-year life of the revolving line of credit facility. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of December 31, 2008, our outstanding revolving line of credit balance was $270.0 million.

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133. As of December 31, 2008, the fair value of the swaps, which was $7.5 million, was recorded in other comprehensive income, net of tax of $2.9 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “LIBOR Rate”) fixed for given interest periods or (ii) the highest of Bank of America’s prime rate, (the average rate on overnight federal funds plus one half of one percent, or the LIBOR Rate fixed for one month plus one percent) (the “Base Rate”), plus, in each case, a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 350 basis points, while for borrowings made with the Base Rate, the margin ranges from 150 to 250 basis points.

As of December 31, 2008, our weighted average interest rate on the revolving line of credit facility was 2.2% which was based on the debt agreement before the amendment. For borrowing made with the LIBOR Rate, the margin ranged from 75 to 175 basis points, while for borrowings made with the Base Rate, the margin ranged from 0 to 50 basis points.

The credit facility contains customary negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of December 31, 2008, we were in compliance with all covenants.

Redbox Debt

As of December 31, 2008, included in our consolidated financial statements was debt associated with Redbox totaling $35.0 million, of which $11.9 million was a promissory note owed to GetAMovie, Inc. (“GAM”) and $23.1 million related to a Rollout Purchase, License and Service Agreement (“the Rollout Agreement”) with McDonald’s USA. This debt was not contractually guaranteed by Coinstar, Inc as of December 31, 2008.

In May 2007, Redbox entered into an individual promissory note agreement with GAM. The promissory note provided Redbox with $10.0 million and carried an effective interest rate of 11.0% per year. Accrued interest of $1.9 million at December 31, 2008 becomes payable to GAM on May 1, 2009, and thereafter, will be paid quarterly, in arrears, with a final payment consisting of the principal and any accrued interest on May 1, 2010.

In November 2006, Redbox and McDonald’s USA entered into the Rollout Agreement giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on the license fee earned by McDonald’s USA and its franchisees.

See Note 18 subsequent event regarding Redbox.

NOTE 8:	COMMITMENTS

Lease commitments:  Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 1, 2009. In connection with certain acquisitions, we assumed the leases for their respective corporate headquarters as further discussed in Note 17.

In addition, we have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 36 to 60 months at imputed interest rates that range from 2.0% to 15.0%. Assets under capital lease obligations aggregated $84.5 million and $24.5 million, net of $31.0 million and $10.0 million of accumulated amortization, as of December 31, 2008 and 2007, respectively.

Redbox also has entered into certain DVD kiosk transactions which are accounted for as capital leases.

A summary of our minimum lease obligations as of December 31, 2008 is as follows:

	Capital	Operating
	Leases	Leases *
	(In thousands)

2009	$22,841	$10,096
2010	16,718	7,951
2011	7,128	5,172
2012	1,246	3,320
2013	—	1,370
Thereafter	—	1,805

Total minimum lease commitments	47,933	$29,714

Less amounts representing interest	(4,160)

Present value of lease obligation	43,773
Less current portion	(20,264)

Long-term portion	$23,509

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense on our operating leases was $14.5 million, $10.0 million and $9.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase commitments:  We have entered into certain purchase agreements with suppliers of our machines, which result in total purchase commitments of $4.6 million as of December 31, 2008.

Letters of credit:  As of December 31, 2008, we had five irrevocable letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through 2009, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of December 31, 2008, no amounts were outstanding under these standby letter of credit agreements.

NOTE 9:	STOCKHOLDERS’ EQUITY

Treasury stock:  Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2008, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $9.2 million, bringing the total authorized for purchase under our credit facility to $34.2 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $27.7 million as of December 31, 2008, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2008, this authorization allows us to repurchase up to $23.9 million of our common stock.

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

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2008	2007	2006

Expected term (in years)	3.7	3.7	3.6
Expected stock price volatility	35%	41%	47%
Risk-free interest rate	2.5%	4.4%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.62	$10.91	$9.87

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

The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense, which excludes stock-based compensation for Redbox in the amount of $2.2 million and the related tax benefit of zero for the year ended December 31, 2008:

	Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Stock-based compensation expense	$6,597	$6,421	$6,258
Related deferred tax benefit	1,845	1,700	1,590

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

At December 31, 2008, there were 4.7 million shares of unissued common stock reserved for issuance under all the stock plans, of which 2.1 million shares were available for future grants.

The following table presents a summary of the stock option activity for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
	Shares	average	Shares	average	Shares	average
	(In thousands)	exercise price	(In thousands)	exercise price	(In thousands)	exercise price

OUTSTANDING, Beginning of year	2,668	$23.07	2,514	$21.52	2,657	$20.81
Granted	529	32.23	503	30.09	232	24.83
Exercised	(443)	20.19	(224)	19.88	(311)	17.78
Cancelled, expired or forfeited	(65)	27.47	(125)	26.05	(64)	22.04

OUTSTANDING, End of year	2,689	25.24	2,668	23.07	2,514	21.52

EXERCISABLE, End of year	1,722	22.47	1,825	21.29	1,652	20.87

As of December 31, 2008, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.4 million. This expense is expected to be recognized over a weighted average period of approximately 1.8 years. As of December 31, 2008, the weighted average remaining contractual term for options outstanding and options exercisable was 3.6 years and 3.7 years, respectively. As of December 31, 2008, the aggregate intrinsic value for options outstanding and options exercisable was $0.9 million and $0.9 million, respectively. During the year ended December 31, 2008, the total intrinsic value of stock options exercised was approximately $5.9 million.

Restricted stock awards:  Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vests annually over four years and one year, respectively. The restricted share units require no payment from the grantee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period. Compensation expense related to restricted stock awards totaled approximately $1.5 million, $1.3 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related deferred tax benefit for restricted stock awards expense was approximately $0.9 million, $0.5 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2.6 million. This expense is expected to be recognized over a weighted average period of approximately 1.5 years. During the year ended December 31, 2008, the total fair value of restricted stock awards vested was approximately $1.6 million.

The following table presents a summary of restricted stock award activity for the years ended December 31:

	2008		2007		2006
		Weighted		Weighted		Weighted
		average		average		average
	Shares	grant date	Shares	grant date	Shares	grant date
	(In thousands)	fair value	(In thousands)	fair value	(In thousands)	fair value

NON-VESTED, Beginning of year	105	$28.25	70	$24.30	83	$24.49
Granted	91	33.67	69	30.48	8	22.77
Vested	(55)	28.85	(28)	24.03	(21)	24.49
Forfeited	(6)	32.96	(6)	27.52	—	—

NON-VESTED, End of year	135	30.36	105	28.25	70	24.30

During April 2006, Redbox established the Redbox Employee Equity Incentive Plan (REEIP), which provides for the issuance of redeemable Class B interests to employees. Redeemable Class B interests granted under the plan vest on a straight-line basis over three to four years. Holders of redeemable Class B interests have a one-time right, during the 90-day period commencing December 1, 2012, to require Redbox to redeem their vested redeemable Class B interests at fair value. The redeemable Class B interests are accounted for under SFAS 123R based on the fair value of awards at the end of the period. Total compensation expense under the REEIP was $2.2 million and the related tax benefit was zero for Redbox for the year ended 2008. The unrecognized stock compensation under the REEIP was $5.1 million at December 31, 2008, which will be recognized over approximately two years. Upon closing the Redbox transactions, as discussed in Note 18, the REEIP may be re-evaluated.

NOTE 11:	INCOME TAXES

The components of income (loss) before income taxes were as follows:

	December 31,
	2008	2007	2006
	(In thousands)

United States operations	$40,429	$(17,945)	$36,175
Foreign operations	(10,123)	(10,619)	(5,475)

Total income (loss) before taxes	$30,306	$(28,564)	$30,700

The components of income tax (benefit) expense were as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Current:
United States federal	$2,962	$1,216	$826
State and local	159	1,692	617
Foreign	952	(77)	447

Total current	4,073	2,831	1,890
Deferred:
United States federal	$10,279	$(6,707)	$9,519
State and local	2,248	(1,461)	2,079
Foreign	(406)	(974)	(1,415)

Total deferred	12,121	(9,142)	10,183

Total tax expense (benefit)	$16,194	$(6,311)	$12,073

The income tax (benefit) expense differs from the amount that would result by applying the U.S. statutory rate to (loss) income before income taxes. A reconciliation of the difference follows:

	December 31,
	2008	2007	2006

U.S. federal tax expense (benefit) at the statutory rate	35.0%	−35.0%	35.0%
State income taxes, net of federal impact	5.2%	−1.9%	4.8%
Incentive stock options	2.4%	1.9%	2.1%
Impact of meeting the indefinite reversal criteria for unremitted foreign earnings	0.0%	0.0%	−4.8%
State net operating loss carryforward adjustment	−0.1%	2.6%	3.7%
R&D credit	−1.5%	−0.2%	−3.4%
Change in valuation allowance for deferred tax asset	11.0%	7.0%	1.2%
Foreign rate differential	2.4%	1.9%	0.0%
Other	−1.0%	1.6%	0.7%

	53.4%	−22.1%	39.3%

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

In determining our fiscal 2008, 2007 and 2006 tax provisions under SFAS 109, management determined the deferred tax assets and liabilities for each separate tax jurisdiction and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. The consolidated tax valuation allowance was $6.9 million as of December 31, 2008. A valuation allowance has been recorded against foreign net operating losses as the negative evidence outweighs the positive evidence that those deferred tax assets will more likely than not be realized. The net change in the valuation allowance during the years ended December 31, 2008, 2007 and 2006 was $4.4 million, $1.6 million and $0.9 million, respectively.

Significant components of our deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Tax loss carryforwards	$34,838	$12,030
Credit carryforwards	6,574	4,423
Accrued liabilities and allowances	7,806	2,638
Stock compensation	3,771	2,835
Inventory	—	832
Foreign tax credit	1,478	1,134
Property and equipment	—	12,311
Other	3,716	249

Gross deferred tax assets	58,183	36,452
Less valuation allowance	(6,897)	(2,508)

Total deferred tax assets	51,286	33,944

Deferred tax liabilities:
Property and equipment	(27,524)	—
Inventory	(916)	—
Intangible assets	(11,767)	(11,065)
Minority interest	(11,932)	—
Unremitted earnings	—	(3,027)

Total deferred tax liabilities	(52,139)	(14,092)

Net deferred tax (liabilities) assets	$(853)	$19,852

As of December 31, 2008, deferred tax assets included approximately $34.8 million of net operating losses and United States federal tax credits of $8.1 million. The tax credits consist of $1.5 million of foreign tax credits that expire from the years 2016 to 2019, $2.1 million of research and development tax credits that expire from the years 2012 to 2029 and $4.5 million of alternative minimum tax credits which do not expire.

In May 2006, we acquired CMT and recorded a deferred tax liability of $2.7 million representing acquired intangibles that had no tax basis. This deferred tax liability is available to realize deferred tax assets related to net operating loss carryforwards generated by CMT and its subsidiaries, resulting in a lower valuation allowance to offset that deferred tax asset.

In 2006, the indefinite reversal criteria of Accounting Principle Board Opinion No. 23, Accounting for Income Taxes — Special Areas (“APB 23”) in which the earnings of our foreign operations excluding Canada are permanently reinvested outside of the United States was met. As such, United States deferred taxes will not be provided on these earnings. United States deferred taxes previously recorded on foreign earnings were reversed, which resulted in a $1.5 million tax benefit in 2006. It is not practicable to determine the United States deferred taxes associated with foreign earnings that are indefinitely reinvested.

During 2006, studies were conducted of accumulated state net operating loss carryforwards and of qualified research and development expenditures used in computing the research and development tax credit. As a result of these studies, we adjusted the carrying amount of the related deferred tax balances resulting in a charge of $1.1 million and a benefit of $1.0 million, respectively.

The income tax benefit from stock option exercises in excess of the amounts recognized in the consolidated statements of operations as of December 31, 2007 and 2006 that was credited to common stock was approximately $0.6 million and $1.0 million, respectively. There was no income tax benefit from stock option exercises in excess of the amounts recognized in the consolidated statements of operations in December 31, 2008.

NOTE 12:	NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Numerator:
Net income (loss)	$14,112	$(22,253)	$18,627

Denominator:
Weighted average shares for basic calculation	28,041	27,805	27,686
Incremental shares from employee stock options and awards	423	—	342

Weighted average shares for diluted calculation	28,464	27,805	28,028

For the years ended December 31, 2008, 2007 and 2006, options and restricted stock awards totaling 1.1 million, 0.8 million and 1.0 million shares of common stock, respectively, were excluded from the computation of net income per common share because their impact would be antidilutive.

NOTE 13:	RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $1.1 million, $1.1 million and $0.9 million to the plan for the years ended December 31, 2008, 2007 and 2006, respectively.

We also maintain a 401(k) profit sharing plan, which covers substantially all of the employees of our entertainment services subsidiaries. Employees are permitted to contribute up to 60% of their eligible compensation. We make contributions to the plan matching 50% of the employees’ contribution up to 10% of their compensation. Matching contributions were $0.5 million, $0.7 million and $0.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Redbox also sponsors a 401(k) plan, and contributes to the plan matching 25% of the Redbox employees’ contributions up to 4% of their compensation. Matching contributions for the Redbox 401(k) plan were $0.3 million in 2008.

NOTE 14:	TERMINATION OF SUPPLIER RELATIONSHIP

Through April 1999, Scan Coin AB (“ScanCoin”) of Malmo, Sweden, was our sole source provider of our coin-counting devices. Coinstar and ScanCoin have been in a contract dispute since September 1998, at which time ScanCoin claimed that we had breached the contract and made claims to certain of our intellectual property. On May 5, 1999, ScanCoin terminated its agreement with us and reasserted the breach of contract claim and the claim to certain of our intellectual property. The parties have been working to settle the dispute amicably since that time. There is no assurance, however, that the disagreement will be settled amicably, and litigation may commence. In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $7 million at December 31, 2008), plus interest. The arbitration is scheduled for 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. ScanCoin North America has moved to stay the case pending resolution of the arbitration.

NOTE 15:	BUSINESS SEGMENT INFORMATION

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report, on an interim basis, separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. The following table demonstrated our revenues by product lines:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue:
Coin and entertainment services:
Coin revenue	$261,303	$250,876	$229,908
Entertainment revenue	150,220	238,912	273,490

Subtotal	411,523	489,788	503,398
DVD services	388,453	9,530	4,453
Money transfer services	87,424	24,155	9,002
E-payment services	24,500	22,824	17,589

Consolidated revenue	$911,900	$546,297	$534,442

Our operating costs included in our shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. Because our field operations are fully integrated with our Coin and Entertainment services, our CEO allocates resources and evaluates Coin and Entertainment services results, as well as makes strategic decisions, on a combined basis. Therefore, our Coin and Entertainment services are considered one segment for reporting purposes. In addition, our CEO manages our business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation and amortization and unallocated expenses (“segment operating income (loss)”). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments. Stock-based compensation expense and depreciation and amortization expenses are not allocated to our four operating segments. As we changed our internal organization structure during the first quarter of 2008, resulting in the change of reportable segments, we did not restate the prior period under the new basis because it was not practical to do so.

The following table summarizes our income from operations, by segment, for the period indicated:

Year Ended
December 31,
2008
(In thousands)

Operating income before depreciation/amortization and unallocated expenses:
Coin and entertainment services	$98,891
DVD services	72,974
Money transfer services	(10,070)
E-payment services	2,252

Subtotal	164,047
Depreciation/amortization and unallocated corporate expenses:
Depreciation, amortization and other	(85,785)
Unallocated expense — stock-based compensation	(8,811)

Subtotal	(94,596)

Consolidated income from operations	$69,451

December 31,
2008
(In thousands)

Total assets, by segment, for the period indicated:
Coin and entertainment services	$473,256
DVD services	378,092
Money transfer services	105,645
E-payment services	35,963
Unallocated corporate assets	73,758

Consolidated assets	$1,066,714

December 31,
2008
(In thousands)

Total goodwill, by segment, for the period indicated:
Coin and entertainment services	$156,351
DVD services	111,399
Money transfer services	13,602
E-payment services	9,039

Consolidated goodwill	$290,391

The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Revenue:
North America	$844,153	$489,462	$500,462
International	67,747	56,835	33,980

Total revenue	$911,900	$546,297	$534,442

Net income (loss):
North America	$25,221	$(13,059)	$22,935
International	(11,109)	(9,194)	(4,308)

Total net income (loss)	$14,112	$(22,253)	$18,627

	December 31,
	2008	2007
	(In thousands)

Total assets:
North American business	$1,025,362	$726,098
International business	138,868	129,092
Intercompany eliminations	(97,516)	(86,617)

Total assets	$1,066,714	$768,573

We have coin-counting machines, DVD kiosks, entertainment machines and e-payment machines that are placed with retailers that accounted for the following percentages of our consolidated revenue:

	Year Ended December 31,
	2008	2007	2006

Wal-Mart Stores Inc	18.6%	24.9%	27.0%
McDonald’s USA	10.0%	0.0%	0.0%
The Kroger Company	7.5%	11.6%	11.4%

NOTE 16:	CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

Current Vulnerability Due to Supplier Concentrations:

On October 10, 2008, Redbox filed suit in Delaware federal district court against Universal Studios Home Entertainment, LLC (“USHE”) and three of USHE’s affiliates. Redbox filed the action because Redbox believes that new distribution terms proposed by USHE would prohibit Redbox from renting Universal Studios DVDs for 45 days after their public release, would limit how many Universal Studios DVDs each Redbox kiosk could carry, and would require Redbox to destroy, rather than sell at a discount, previously-viewed DVDs from its kiosks. Redbox asserts that USHE’s conduct violates antitrust laws, constitutes copyright abuse, and tortiously interferes with contracts between Redbox and its DVD suppliers. On December 5, 2008, USHE and its co-defendants moved to dismiss the complaint. As of December 31, 2008, the lawsuit was still in the preliminary pleading stages with no substantive rulings by the court.

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

NOTE 17:	RELATED PARTY AND OTHER TRANSACTIONS

As of December 31, 2007 and 2006, approximately $219,000 and $448,000, respectively, of our accounts receivable balance is due from a related party of our e-payment subsidiary. This receivable arose in the ordinary course of business and relates to the purchase of prepaid air time. In addition, approximately $5.5 million of our other accrued liabilities balance at December 31, 2007 is our best estimate of the amount due to a related party of our e-payment subsidiary relating to the amount that was refunded to us on their behalf relating to a telecommunication fee refund as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. In the third quarter of 2007, we have recognized $2.7 million of income from equity investments, or 49% of the $5.5 million payable, related to our equity interest in the third party. We received this refund in the amount estimated in February 2008.

During the third quarter of 2007, direct operating expenses in our income statement included a telecommunication fee refund in the amount of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the United States government. The $11.8 million represents the refund amount as filed on our fiscal year 2006 federal income tax return. This telecommunication fee refund, along with the $5.5 million amount received by us on behalf of our equity investment related party and accrued interest, totaling of $17.6 million is included in accounts receivable, net as of December 31, 2007. In February 2008, we received the refund in the amount that we estimated.

In the second quarter of 2008 we settled a proxy contest which resulted in one additional member to our Board of Directors, and one additional independent director to be added by March 1, 2009. Expenses related to this proxy contest, including the solicitation of stockholders, were approximately $4.1 million. We also incurred expenses associated with the write-off of in-process acquisition expenses of $1.0 million for due diligence and professional service costs in connection with acquisitions that were being considered in the past and for which discussions have now been terminated.

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

NOTE 18:	SUBSEQUENT EVENTS

Acquisition of Redbox:  On February 12, 2009, we entered into a Purchase and Sale Agreement (the “GAM Purchase Agreement”) with GetAMovie Inc. (“GAM”), pursuant to which we agreed to acquire (i) GAM’s 44.4% voting interests (the “Interests”) in Redbox and (ii) GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million (the “Note”), in exchange for a combination of cash and our common stock, par value $0.001 per share (the “Common Stock”).

As part of the GAM Purchase Agreement, we will initially pay to GAM cash in the amount of $10.0 million and deliver to GAM 1.5 million shares of Common Stock (the “Initial Consideration”) on the closing date, which, subject to fulfillment or waiver of customary closing conditions, is expected to be on February 26, 2009. In addition to the Initial Consideration, we will pay deferred consideration to GAM in cash and/or shares of Common Stock at our election and subject to the satisfaction of certain conditions at one or more later dates, with at least 50% of such deferred consideration payable by July 31, 2009 and the remaining 50% payable by October 30, 2009 (the “Deferred Consideration” and together with the Initial Consideration, the “Total Consideration”), subject to mandatory prepayment on the occurrence of certain events. The amount of Deferred Consideration to be paid will be based upon a schedule that we will deliver to GAM on the business day immediately preceding the closing date of the transaction. The total amount of Deferred Consideration will ultimately depend upon the amount of Initial Consideration paid by us and the months in which we pay such Deferred Consideration, with Coinstar paying less Deferred Consideration to the extent that we pay more Initial Consideration on the closing date. The Total Consideration to be paid to GAM is expected to be between approximately $134.0 million and $151.0 million. Any consideration paid in shares of Common Stock will be paid in newly issued, unregistered shares of Common Stock and will be valued based on the average of the volume weighted average price per share of Common Stock for each of the eight NASDAQ trading days prior to, but not including, the date of issuance (the “VWAP Price”). GAM will be entitled to registration rights under the Securities Act of 1933, as amended, with respect to the shares of Common Stock acquired in connection with the transaction. The GAM Purchase Agreement provides that in no event will the shares of Common Stock issued to GAM as consideration exceed 5,653,398 shares. In addition, if certain conditions are not met, we will not have the option to pay Deferred Consideration in shares of Common Stock, including if such payment would cause GAM to beneficially hold greater than 9.9% of our outstanding Common Stock.

The consummation of the transaction contemplated by the GAM Purchase Agreement is subject to various conditions (or applicable waivers of such conditions), including, but not limited to, a VWAP Price of not less than $15 per share of Common Stock at the closing date. The GAM Purchase Agreement contains customary representations and warranties between us and GAM for such a transaction, as well as certain covenants restricting us from operating outside the ordinary course of business until the Total Consideration has been paid.

In connection with the transaction with GAM, we expect to purchase the remaining outstanding interests of Redbox from minority interest and non-voting interest holders in Redbox. Consideration to be paid by Coinstar for these remaining interests will be paid on similar terms to those of the GAM Purchase Agreement, with the minority interest and non-voting interest holders receiving for their respective interests initial consideration in cash and/or shares of Common Stock at the closing date, and then receiving deferred consideration in cash and/or shares of Common Stock at such date(s) as GAM is paid Deferred Consideration. Any consideration to be paid in shares of Common Stock to these interest holders will be valued in the same manner as any consideration to be paid in shares of Common Stock to GAM and such shares will either be newly issued, unregistered shares of Common Stock with similar registration rights to those of GAM or newly issued shares of Common Stock for which we already have an existing effective registration statement. The total consideration to be paid in these transactions is expected to be between $21.5 million and $24.9 million.

Secured Credit Facility:  On February 12, 2009, we amended our senior secured revolving line of credit facility to enable us to complete the acquisition of Redbox. As part of the amendment, upon closing the transaction with GAM, Redbox will become a guarantor of our debt and Redbox financial results will be included in our debt covenant calculation requirements. See Note 7 for discussion of our credit facility, as amended.