Form 10-K/A
period 2008-12-31
COINSTAR INC
filed 2009-03-27
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of March 5, 2009, there were approximately 30,019,563 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

EXPLANATORY NOTE

Coinstar, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2009, for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2009 Annual Meeting of Stockholders. This Amendment hereby amends (i) a cross-reference to Item 12 in Part II, Item 5 and (ii) Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Coinstar’s other filings made with the SEC on or subsequent to February 26, 2009.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2008:

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total Number	Average	Part of the	May Yet be
	of Shares	Price Paid	Publicly Announced	Purchased Under
	Repurchased(1)	per Share	Repurchase Programs	the Programs

10/01/08 - 10/31/08	—	$—	—	$23,764,092
11/01/08 - 11/30/08	—	—	—	23,816,542
12/01/08 - 12/31/08	2,743	17.90	2,743	23,891,703

	2,743	$17.90	2,743	$23,891,703

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board Composition

As of March 15, 2009, the Board of Directors was composed of seven members, divided into three classes as follows:

							Nominating
		Term	Audit		Compensation		and Governance
Name	Age	Expiring In	Committee		Committee		Committee

Arik A. Ahitov	33	2010				*
Deborah L. Bevier	57	2011				**		*
David W. Cole(1)	61	2009
David M. Eskenazy	47	2011		**				*
Daniel W. O’Connor	53	2009
Robert D. Sznewajs	62	2011		*		*
Ronald B. Woodard	66	2010		*				**

*	Member.

**	Chairperson.

(1)	Mr. Cole will retire as the Company’s Chief Executive Officer and resign from the Board effective March 31, 2009. Paul D. Davis, our Chief Operating Officer, will become the Company’s Chief Executive Officer effective April 1, 2009, and is expected to be appointed as a member of the Board effective April 1, 2009.

Arik A. Ahitov has been a director of Coinstar since May 2008. Mr. Ahitov is currently a Vice President and Portfolio Manager of Shamrock Capital Advisors, Inc. (a registered investment advisor), a position he has held since September 2006. Mr. Ahitov has also served as a portfolio manager for the Shamrock Activist Value Fund since September 2004. Mr. Ahitov obtained his Masters in Business Administration from the University of California, Los Angeles, Anderson School of Management, which he attended from September 2002 to June 2004.

Deborah L. Bevier has been a director of Coinstar since August 2002 and has served as the Board of Directors’ non-employee Chair since October 2008. Ms. Bevier has been a principal of DL Bevier Consulting LLC (an organizational and management consulting firm) since May 2004. Ms. Bevier also served as president of Waldron

Consulting, a division of Waldron & Co. (an organizational and management consulting firm), from July 2004 to April 2006. Prior to that time, from 1996 until 2003, Ms. Bevier served as a director, president, and chief executive officer of Laird Norton Financial Group and its predecessor companies (an independent financial advisory services firm). From 1973 to 1996, Ms. Bevier held numerous leadership positions with KeyCorp (a bank holding company), including chairman and chief executive officer of Key Bank of Washington. Ms. Bevier currently serves on the board of directors of Fisher Communications, Inc. (a media and communications company) and F5 Networks, Inc. (an application traffic management software company).

David W. Cole has served as Chief Executive Officer and a director of Coinstar since October 2001. Mr. Cole will retire as Chief Executive Officer and resign from the Board, effective March 31, 2009. From December 1999 through February 2001, Mr. Cole served as president of The Torbitt & Castleman Company (a specialty food products manufacturer). From November 1993 through December 1999, he served as president of Paragon Trade Brands (a private label disposable diaper manufacturer). Mr. Cole is a director of Students for Free Enterprise, an international non-profit association.

David M. Eskenazy has been a director of Coinstar since August 2000. He has been a principal in Esky Advisors LLC (a business advisory services firm) since October 2008. He served as the chief operating officer of Investco Financial Corporation (a real estate development and management company in the Puget Sound region) from April 2008 to September 2008, and as chief investment officer from January 2007 to March 2008. From October 1987 to November 2006, he held a number of financial positions, ultimately serving as executive vice president and chief operating officer, at R.C. Hedreen Co. (a hotel development and investment firm). Prior to that, he served on the audit staff of Peat Marwick Mitchell & Co. (an accounting firm). Mr. Eskenazy is a certified public accountant (inactive).

Daniel W. O’Connor has been a director of Coinstar since February 2009. Mr. O’Connor currently serves as president and chief executive officer of the Retailnet Group, LLC (an advisory firm), positions he has held since he founded the company in January 2008. In 1988, Mr. O’Connor founded Management Ventures, Inc. (a research firm focused on large-scale retailers) and served as its president and chief executive officer until July 2004, when he became its non-executive chairman until April 2006. Mr. O’Connor has also served as the managing director of Front 4 Ventures (a venture capital and private equity advisory firm) since January 2006. Mr. O’Connor is a certified public accountant (inactive).

Robert D. Sznewajs has been a director of Coinstar since August 2002. Since January 2000, Mr. Sznewajs has served as president, chief executive officer, and a member of the board of directors of West Coast Bancorp (a bank holding company). He is also a member of the board of directors of the Portland Branch of the Federal Reserve Bank of San Francisco. Mr. Sznewajs is a certified public accountant (inactive).

Ronald B. Woodard has been a director of Coinstar since August 2001. Mr. Woodard is chairperson of MagnaDrive Corporation (an industrial magnetic coupling manufacturer). Mr. Woodard co-founded MagnaDrive in April 1999 after a 32-year career with The Boeing Company (an aerospace firm), where he held numerous positions, including president of The Boeing Commercial Airplane Group. Mr. Woodard is currently a director of AAR Corp. (a provider of aftermarket support to the aviation and aerospace industry) and Continental Airlines, Inc. (a commercial airline company). He is also a director of Knowledge Anywhere (an on-line provider of employee training) and the Shaw Island School Board, and a trustee of the Seattle Symphony.

Mr. Ahitov was appointed to the Board pursuant to the Shamrock Agreement, as defined and described below under “Related Person Transactions.”

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of March 15, 2009:

Name	Age	Position

David W. Cole*	61	Chief Executive Officer
Paul D. Davis**	51	Chief Operating Officer
Brian V. Turner	49	Chief Financial Officer
Donald R. Rench	42	General Counsel and Corporate Secretary

*	Mr. Cole will retire as the Company’s Chief Executive Officer effective March 31, 2009.

**	Mr. Davis will become the Company’s Chief Executive Officer effective April 1, 2009.

David W. Cole has served as our Chief Executive Officer and a director of Coinstar since October 2001. From December 1999 through February 2001, Mr. Cole served as president of The Torbitt & Castleman Company (a specialty food products manufacturer). From November 1993 through December 1999, he served as president of Paragon Trade Brands (a private label disposable diaper manufacturer).

Paul D. Davis has served as our Chief Operating Officer since April 2008. From February 2007 to March 2008, Mr. Davis was an independent consultant working with various consumer packaged goods and retail companies. From October 2004 to January 2007, Mr. Davis served as global chief executive of Kettle Foods Inc. (a producer of chips and other snack foods). Prior to that, he served as president and chief executive officer of Barilla America, Inc. (the U.S.-based division of The Barilla Group, a food producer) from February 2002 to October 2004. From March 1999 to October 2001, Mr. Davis served in executive positions at Starbucks Corporation (a specialty coffee retailer), including president, North American Operations from November 1999 to October 2001 and president, Consumer Products Unit from March 1999 to November 1999. From 1983 to 1999, Mr. Davis served in positions of increasing responsibility at Frito-Lay, a division of PepsiCo, Inc. (a food and beverage company), most recently as president of Hostess Frito-Lay Company, Canada.

Brian V. Turner has served as our Chief Financial Officer since June 2003. From October 2001 to June 2003, Mr. Turner served as senior vice president of operations, chief financial officer, and treasurer of RealNetworks, Inc. (a digital media and technology company). From December 2000 to October 2001, Mr. Turner served as president, chief operating officer, secretary, and a member of the board of directors of BSQUARE Corp. (a software company), and also served as its senior vice president of operations, chief financial officer, and secretary from April 1999 to December 2000. Prior to that, he served as chief financial officer and vice president of administration of Radisys Corporation (an embedded software company) from September 1995 to April 1999. Mr. Turner is currently a director of Microvision, Inc. (a provider of display and imaging products for mobile applications).

Donald R. Rench has served as our General Counsel since August 2002 and Corporate Secretary since March 2002. Mr. Rench served as our corporate counsel from March 2000 through August 2002. From October 1997 through March 2000, Mr. Rench served as corporate counsel for NetManage, Inc., formerly Wall Data, Inc. (a software company). Prior to that, Mr. Rench was an attorney in private practice in Cincinnati, Ohio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Coinstar’s directors, officers, and beneficial holders of more than 10% of a registered class of Coinstar’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, other than the late transactions disclosed in the Proxy Statement for the 2008 Annual Meeting of Stockholders, all of our current directors, officers, and beneficial holders of more than 10% of the Company’s stock complied with all of the Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal year 2008, except that two transactions by James C. Blakely were reported late: (i) Mr. Blakely filed a late Form 4 in 2008 with respect to the tendering of shares to Coinstar to satisfy his tax withholding obligations for a restricted stock award; and (ii) Mr. Blakely filed a Form 5 in 2009 reporting a late Form 4 transaction that occurred in 2008 with respect to the tendering of shares to Coinstar to satisfy his tax withholding obligations for a restricted stock award. In addition, Ronald B. Woodard filed a late Form 4 in 2009 with respect to a purchase of shares that occurred in a prior year.

Code of Conduct and Code of Ethics

Coinstar’s Board of Directors has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller (or persons performing similar functions) and a Code of Conduct that applies to all directors, officers, and employees of the Company. A copy of each is available on the Investor Relations section of Coinstar’s website at www.coinstar.com. Material amendments to and waivers from either, if any, will be disclosed on the Investor Relations section of Coinstar’s website.

Audit Committee

The Board of Directors has established a standing Audit Committee. Membership of the Audit Committee is determined annually by the Board of Directors. Adjustments to committee assignments may be made at any time. As of March 15, 2009, membership of the Audit Committee was as set forth above under “Board Composition.”

The Board of Directors has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the SEC and Nasdaq and that Mr. Grinstein was independent during his service on the Board. The Board has also determined that Messrs. Eskenazy and Sznewajs are “audit committee financial experts” under SEC rules, have accounting or related financial management experience, and are financially sophisticated under the Nasdaq Marketplace Rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Compensation Programs

Compensation Philosophy and Policies

Our executive compensation programs are designed to attract, motivate, and retain executive officers critical to our long-term success and the creation of stockholder value. The decisions by the Compensation Committee of the Board (for purposes of the Compensation Discussion and Analysis, the “Committee”) concerning the specific compensation elements and total compensation paid or awarded to our executive officers for 2008 were made with the intent that executive compensation:

•	remain aligned with the goal of enhancing stockholder value; and

•	reflect evolving compensation standards and practices among our peer group companies (described below).

The Committee believes that the allocation among the different forms of compensation should vary based on the position and level of responsibility. For example, those executives with the greater ability to influence Company performance will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in stock options, restricted stock awards, performance-based restricted stock and performance-based short-term incentives. The lower the level of influence of an executive on Company performance, the higher the percentage of their total compensation is in the form of base salary with a correspondingly lower percentage of stock options, restricted stock awards, performance-based restricted stock and performance-based short-term incentives. Accordingly, the Committee designs executive compensation for higher-level executives to align closely with stockholders’ and our long-term shared interests.

Particular factors affecting the Committee’s decisions for 2008 included:

•	“total” compensation — the Committee believes executive compensation packages should take into account the competitiveness of each component of compensation, but also total compensation, which includes: base salary, short-term (cash) and long-term (equity) incentives and benefits;

•	“pay-for-performance” — the Committee believes a significant portion of executive compensation should be determined based on Company and line of business results as compared to quantitative and qualitative performance goals set at the beginning of each year to ensure accountability and motivate executives to achieve a higher level of performance;

•	“at-market” compensation — the Committee believes executive compensation levels should generally be at or above the median compensation awarded to similarly situated peer group companies in order to attract and retain the most qualified candidates;

•	“stockholder aligned” compensation — the Committee believes equity compensation awarded to executive officers (consisting of a mix of stock options, restricted stock awards and performance-based restricted stock) should be a significant portion of each executive’s compensation and should further the shared interests of our executives and stockholders;

•	“fair” compensation — the Committee believes executive compensation levels should be perceived as fair, both internally and externally; and

•	“tax deductible” compensation — the Committee believes we should maximize the tax deductibility of compensation paid to executive officers, as permitted under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”); but may approve components of executive compensation that will not meet the requirements of Section 162(m) in order attract, motivate, and retain executives.

The compensation philosophy and policies for 2008 were established based on discussion among the Committee, management, and outside consultants. The Committee reviews the compensation philosophy and policies annually when determining the next year’s executive compensation.

Benchmarking of Compensation

In order to attract and retain the most qualified candidates and depending on the executive’s position and/or the component of compensation, the Committee’s intent is to generally set the components of executive compensation (base salary, short-term incentives and long-term incentives) at the median or above the median but below the 75th percentile of compensation awarded to similarly situated peer group companies. The Committee reviews survey data/market studies in order to generally determine competitive market pay and market/industry trends in executive compensation.

For 2008 executive compensation, the Committee retained Towers Perrin as a compensation consultant to conduct a total direct compensation analysis for the Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and to make recommendations for changes based on Coinstar’s pay philosophy, business objectives and stockholder expectations. For all other executives, the Committee did not rely on a new market analysis but instead aged the data used for determination of 2007 compensation by 3.5% to reflect inflation. Towers Perrin conducted a competitive market analysis of the three executive positions which included published national survey sources of similarly sized companies augmented by proxy data of predominantly West Coast companies of similar size with price to earnings multiples similar to the Company’s. For the 2008 analysis, three new peer companies were added to the proxy data analysis (Bally Technologies, Inc., Euronet Worldwide, Inc. and WMS Industries Inc.) and four companies that were in the peer group for 2007 were excluded (Esterline Technologies, Inc., Keystone Automotive Industries, Inc., MacDermid, Incorporated and Mentor Graphics Corporation).

The data gathered included 25th percentile, 50th percentile (median) and 75th percentile base salary and actual cash compensation levels as well as 50th percentile and 75th percentile long-term incentive and total direct compensation levels. Specifically, Towers Perrin provided data from the 2007 Mercer Executive Compensation Survey Report (for companies with $500 million to $1 billion in revenues), the 2007/2008 Watson Wyatt Survey

Report on Top Management Compensation (for companies with $250 million to $1 billion in revenues) and the proxy data for the following West Coast companies:

AMIS Holdings, Inc.	IHS, Inc.
Bally Technologies, Inc.	Intersil Corporation
bebe stores, inc.	Itron, Inc.
Brocade Communication Systems, Inc.	Nautilus, Inc.
Charlotte Russe Holding, Inc.	Netflix, Inc.
Coherent, Inc.	Oakley, Inc.
Coldwater Creek Inc.	Pinnacle Entertainment, Inc.
Euronet Worldwide, Inc.	Polycom, Inc.
FLIR Systems, Inc.	Resmed, Inc.
Getty Images, Inc.	Resources Connection, Inc.
Global Cash Access Holdings, Inc.	Sterling Financial Corporation
Gottschalks Inc.	WMS Industries Inc.

Elements of Compensation

Elements of In-Service Compensation and Benefits

Compensation paid to our executive officers in 2008 consisted of the following components: base salary, short-term (cash) incentives, long-term (equity) incentives and other benefits. We pay base salaries in order to attract and retain executives as well as to provide a base of cash compensation for employment for the year. We pay short-term incentives to reward executive officers for individual and team performance and for achieving key measures of corporate performance. We pay long-term incentives in order to retain executives as well as to align the interests of executives directly to the long-term interests of our stockholders.

Base Salary.  Base salaries for our executive officers are determined by evaluating the following factors:

•	the responsibilities of the position;

•	the strategic value of the position;

•	the experience and skills of the individual filling the position; and

•	market data for comparable positions in peer group companies.

Base salaries are reviewed annually and are effective January 1 of the new fiscal year. The Committee may adjust base salaries from time to time to recognize changes in individual performance, promotions and competitive compensation levels.

In February 2008, the Committee established 2008 base salaries for the Named Executive Officers who were employees at that time, as follows:

		Percentage
		Increase Over
	2008 Base	2007 Base
Named Executive Officer	Salary	Salary

David W. Cole	$475,000	0%
Brian V. Turner	364,000	0%
Donald R. Rench	247,503	10%
Alexander C. Camara	245,003	0%
James C. Blakely	262,005	0%

Mr. Rench received a 10% increase in base salary from 2007 to 2008 in order to adjust his base salary closer to the 50th percentile range of other general counsels at our peer group companies. The Committee did not increase base salaries for our other Named Executive Officers because it believed that the base salaries were generally competitive when compared to similar positions at our peer group companies and therefore that no increases were necessary.

In April 2008, Mr. Davis joined the Company as Chief Operating Officer. In connection with his hire, the Committee established his 2008 base salary at $400,000, based on a review of market data from Towers Perrin for Chief Operating Officer positions at similarly situated companies and a review of Mr. Davis’s salary history.

In June 2008, as a result of the additional responsibilities imposed on Mr. Camara in connection with his temporary assignment with the Entertainment line of business and Operations, the Committee approved a temporary increase to Mr. Camara’s base salary, from $245,003 to $300,000, which was originally intended to apply from April 1, 2008 until the duration of such temporary assignment. In March 2009, upon recommendation of our Chief Operating Officer, the Committee determined that Mr. Camara’s base salary increase to $300,000 would no longer be temporary because his temporary assignment had become permanent. The Committee based this determination on a review of market data for comparable positions in peer group companies.

Short-Term Incentives.  The 2008 short-term incentives awarded to our Named Executive Officers were awarded under the 2008 Incentive Compensation Plan, which consisted of a cash bonus to reward executives for performance during the 2008 fiscal year. Unlike the 2007 Incentive Cash Bonus Plan, the plan adopted by the Committee for 2008 provided full discretion to the Committee to determine the amount of the payouts, while still focusing executive officers on the achievement of corporate performance measures. By maintaining full discretion, the Committee retained the flexibility to vary the amount of the payouts based on a holistic review of corporate performance after the completion of the performance period.

The 2008 Incentive Compensation Plan was structured as follows: 70% was based on the Committee’s discretion after reviewing the Company’s achievement of certain performance measures described below and 30% was based on Committee discretion after evaluating the management team’s and/or individual performance. Of the 70% attributable to the Committee’s review of achievement of corporate performance measures, once certain minimum thresholds were achieved as described below, eligible executive officers could have received between 0% and 200% of their target amount, depending on the level of achievement of the measures. Of the 30% attributable to the Committee’s discretion after evaluating the management team’s and/or individual performance, participants under the plan could have received between 0% and 200% of their target amount.

As noted above, the Committee believes that those executives with the greater ability to influence Company performance should have a higher level of at-risk compensation. Accordingly, target bonus amounts under the 2008 Incentive Compensation Plan varied by position. The target cash bonus established for each participating Named Executive Officer constituted a percentage of each officer’s actual base salary, as set forth in the table below. The target award percentages for 2008 were the same as for 2007.

Target Award as a
Percentage of
Named Executive Officer	Actual Base Salary

David W. Cole	60%
Paul D. Davis	60%
Brian V. Turner	50%
Donald R. Rench	30%
Alexander C. Camara	40%
James C. Blakely	50%

For the 70% attributable to the Committee’s discretion after reviewing achievement of corporate performance measures, the measures in the following table were reviewed by the Committee. These measures were recommended by management to the Committee because they believe they are key drivers of stockholder value. Revenue and EBITDA are important measures of annual performance, while installation numbers are essential to long-term Company growth. Cross-selling is a key measure of the Company’s business strategy. The “Minimum Goal Range” represented the minimum level of achievement needed in order for the Committee to use its discretion to determine the level of payout (between 0% and 200%) attributable to that measure, based on the applicable weighting for that measure.

	Minimum		Actual
Performance Measure	Goal Range*	Weighting	Achievement*

Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA)	$135-145 million	35.0%	$159.9 million
Revenue	$800-850 million	35.0%	$911.9 million
Coin Machine Installations	1,250-1,750	7.5%	3,001
DVD Machine Installations	3,500-4,500	7.5%	6,700
Cross-Selling (selling a different product line to an existing Company customer as evidenced by a signed contract)	3,000-7,000	1.5%	8,542

*	Includes Redbox Automated Retail, LLC (“Redbox”) results. Calculation of actual achievement was to exclude the effects of any acquisitions completed during 2008 and was to be adjusted for any divestitures for 2008. No exclusions or adjustments were actually made.

Upon review of the Company’s achievement of the performance measures above, the Committee determined that Messrs. Cole, Davis, Turner, Blakely and Rench would receive 119% of the portion of their target award attributable to this component of the plan, which is equivalent to the blended average resulting from the percentage achievement of each performance measure at the high end of the applicable minimum goal range. The Committee awarded Mr. Camara 110% of the portion of his target award attributable to this component of the plan, which was calculated in the same manner as for the other Named Executive Officers, except that it was based on the level of achievement by Coinstar without including Redbox results and without giving weight to DVD machine installations (the weighting of Coin machine installations was doubled), given that Mr. Camara’s role in Redbox’s results was limited.

For the 30% attributable to the Committee’s discretion after evaluating the management team’s and/or individual performance, the Committee considered the recommendations of the Chief Executive Officer and the Chief Operating Officer for each of the other Named Executive Officers and conducted its own evaluation of the Chief Executive Officer and Chief Operating Officer. The following table summarizes the individual performance factors evaluated by the Committee for each Named Executive Officer and the percentage payout approved by the Committee for this component of the plan:

Named Executive Officer	Individual Performance Factors	Payout %

David W. Cole	High involvement with Redbox, including serving on its board and negotiating purchase of Redbox shares from McDonald’s; established strategic relationship with Wal-Mart; led proxy contest settlement; led process to hire Chief Operating Officer and implement succession plan; restructured Entertainment and E-Pay line of business leadership.	100%
Paul D. Davis	Gained respect of leadership team; in process of executing seamless transition to Chief Executive Officer position; improved level of accountability for other leaders; high involvement with Redbox, including serving on its board; developed management and Company strategic plans.	100%
Brian V. Turner	Coordinated proxy contest activities; completed acquisition of GroupEx; high involvement with Redbox, including serving on its board; strong financial stewardship during difficult economic year; negotiated favorable credit terms; developed/evaluated new product line.	80%
Donald R. Rench	Led legal team during proxy contest; successful settlement/resolution of litigation; completed closing of GroupEx; high involvement in Redbox, including acquisition of Redbox shares from McDonald’s; strong support for board/committee meetings.	135%
Alexander C. Camara	Instrumental in strong Coin machine installations; strong execution of Wal-Mart relationship; decreased certain expenses for line of business; increased morale, teamwork, and execution in the Entertainment line of business.	90%
James C. Blakely	Led team in strong Coin and DVD machine installations, including Redbox; led team in strong cross-selling results; instrumental in Wal-Mart relationship.	100%

Overall, the total cash bonuses paid to our Named Executive Officers under the 2008 Incentive Compensation Plan ranged from 104% to 123% of each of their respective target bonus amounts. Total individual cash bonuses paid to each of our Named Executive Officers for 2008 consisted of the following:

	Discretionary Bonus	Discretionary Bonus
Named Executive	Based on Company	Based on Individual
Officer	Performance	Performance	Total Bonus

David W. Cole	$236,363	$85,500	$321,863
Paul D. Davis	146,347	52,938	199,285
Brian V. Turner	150,941	43,680	194,621
Donald R. Rench	61,580	22,275	83,855
Alexander C. Camara	89,175	31,163	120,338
James C. Blakely	108,644	53,055	161,699

Long-Term Incentives.  Long-term incentives awarded to our executive officers consist of equity compensation in the form of stock options, restricted stock awards and performance-based restricted stock awards. All long-term incentive grants to the Named Executive Officers are approved by the Committee. Annual long-term incentive grants are typically granted at the beginning of the service period for which the awards are granted (i.e., the long-term incentive grants for performance in 2007 were made in February 2007) in order to motivate and retain the executive for the upcoming year. The Committee also periodically makes promotional or new hire option grants.

The Committee believes that stock ownership is an essential tool to align the interests of our executives and stockholders. Generally, the higher the level of the executive’s position, the greater the percentage of long-term incentives granted in the form of stock options, restricted stock and performance-based restricted stock, which we consider to be at-risk compensation. The Committee believes that a percentage of total compensation should be at-risk in terms of option price and Company performance. Based on this philosophy, the Committee began granting performance-based restricted stock in 2007.

Annual Long-Term Incentives

For 2008, the Committee delivered the same annual long-term incentive compensation value to Named Executive Officers as it did for 2007, comprised of 60% stock options, 20% restricted stock and 20% performance-based restricted stock, based on an evaluation of the following factors:

•	the anticipated contribution by the executive officer;

•	the equity awards required from a competitive point of view to retain the services of a valued executive officer;

•	market data for comparable positions at our peer group companies;

•	the number of stock options or restricted stock awards currently held by the executive officer; and

•	the value of long-term incentives as a percentage of total compensation.

The Committee did not assign a relative weight to any one particular factor. Based on the Committee’s evaluation of these factors, the Committee believes the grants of stock options, restricted stock and performance-based restricted stock were merited.

In February 2008, our then existing Named Executive Officers received the following stock options and restricted stock awards:

	Restricted	Stock
Named Executive Officer	Stock	Options

David W. Cole	7,889	78,334
Brian V. Turner	4,180	41,506
Donald R. Rench	1,361	13,516
Alexander C. Camara	1,972	19,578
James C. Blakely	1,972	19,578

In April 2008, in connection with his hire, the Committee granted Mr. Davis a stock option to purchase 100,000 shares of Coinstar common stock and a restricted stock award for 10,000 shares of Coinstar common stock. The Committee reviewed market data from Towers Perrin for Chief Operation Officer positions at similarly situated companies in determining the size of these initial awards.

All restricted stock awards granted to the Named Executive Officers in 2008 vest (and are no longer subject to forfeiture) in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. All stock options granted to the Named Executive Officers in 2008 have a term of five years and vest and become exercisable in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. The exercise price for all option grants is set at the closing price on the date on which the option grant is made.

Although we do not have nor do we intend to have a program, plan or practice to time stock option grants to our existing executives or to new executives in coordination with the release of material nonpublic information for the purpose of affecting the value of executive compensation, rather than approving grants of stock options and restricted stock awards to our executives in late January 2008 as originally scheduled, the Committee delayed approval of stock option and restricted stock awards until its meeting in February 2008, after announcement of an agreement to expand Coinstar Centers and Redbox DVD rental kiosks in Wal-Mart stores, because the Committee believed that this approach would be more fair to stockholders.

Executive officers received performance-based restricted stock awards in June 2008 for 2008 compensation. Similar to the performance-based restricted stock awards granted for 2007, the Committee decided to use EBITDA as the performance measure for the 2008 awards. The Committee chose EBITDA because of its importance as a measure of annual performance. The performance-based restricted stock awards were earned depending on the level of achievement of the EBITDA performance goal as follows:

Performance Goal	Minimum	Target	Maximum

EBITDA (excluding acquisitions and one time charges, but including stock option expense)	$135 million	$140 million	$145 million

If the minimum specified EBITDA performance goal for 2008 had not been achieved, the performance-based restricted stock awards would have been forfeited. An executive could earn up to 150% of the target number of shares if the maximum specified EBITDA performance goal for 2008 was achieved, with interpolation for achievement between specified levels. Once the performance-based restricted stock awards are earned, the shares begin to vest in equal annual installments on each of March 1, 2009, 2010 and 2011, provided the executive continues to provide services to us.

As noted above, the performance-based restricted stock awards (at target) comprised 20% of the value of long-term incentive compensation delivered to each Named Executive Officer for 2008. The following table shows the number of performance-based shares of restricted stock that could have been earned by an executive, depending on the level of achievement of the performance goal:

Named Executive Officer	Minimum	Target	Maximum

David W. Cole	3,309	6,619	9,928
Paul D. Davis	2,627	5,253	7,880
Brian V. Turner	1,753	3,507	5,260
Donald R. Rench	571	1,142	1,713
Alexander C. Camara	827	1,654	2,481
James C. Blakely	827	1,654	2,481

At its meeting on February 25, 2009, the Committee determined that the Company exceeded the maximum level of achievement with EBITDA of $159.9 million, calculated as described above under the description of the 2008 Incentive Compensation Plan. Accordingly, the Committee established the total amount of restricted stock earned by the Named Executive Officers under their respective performance-based restricted stock awards as noted in the table above for achievement at the maximum level.

For 2009, the Committee changed the mix of long-term incentive compensation from 60% stock options, 20% restricted stock and 20% performance-based restricted stock to 30% stock options, 20% restricted stock and 50% performance-based restricted stock. The Committee believes this mix places additional emphasis on performance, while maintaining strong stockholder alignment. In addition, a second performance measure was added to the performance-based restricted stock awards, so that 80% will be based on achievement of an EBITDA goal and 20% will be based on achievement of an EBITDA percentage, which measures EBITDA as a fraction of revenue.

Special Long-Term Incentive

In April 2008, Mr. Blakely was awarded a special restricted stock award for 4,000 shares of Coinstar common stock in recognition of his performance relative to establishing Coinstar’s relationship with Wal-Mart Stores, Inc. The restricted stock award vests based on the number of Coin machine installations in Wal-Mart stores completed between January 1, 2006 and December 31, 2009, with 25% of the restricted stock vesting when the first 1,000 installations are completed and the remaining restricted stock vesting in three equal installments for each additional 500 installations completed.

Other Benefits and Perquisites.  Executive officers may receive additional benefits and limited perquisites that are (i) similar to those offered to our employees generally or (ii) in the Committee’s view, are reasonable, competitive and consistent with our overall executive compensation program. Perquisites are reviewed by the Committee when made. All of our executives are reimbursed for tax-planning assistance and, in limited circumstances (and generally on a case-by-case basis), Coinstar pays the travel expenses associated with spousal attendance at certain business-related conferences for our executives. We provide medical, dental, and group life insurance benefits to each executive officer, similar to those provided to all other Coinstar employees. Also, as provided to all other Coinstar employees, Coinstar matches a portion of each executive’s contribution to his or her account in the Coinstar 401(k) retirement plan.

Prior to 2005, we provided an opportunity for executives to defer portions of their annual cash compensation into tax-deferred interest-bearing accounts pursuant to our Executive Deferred Compensation Plan (the “EDCP”). Effective January 1, 2005, the Committee suspended future deferrals under this plan due to low participation. Executives who had previously deferred a portion of their cash compensation continue to maintain interests in the plan. These interests are shown in the 2008 Nonqualified Deferred Compensation Table in this Amendment.

Elements of Post-Termination Compensation and Benefits

Employment Agreements and Change-of-Control Agreements.  We have entered into employment agreements with Messrs. Cole, Davis and Turner and have entered into double-trigger change-of-control agreements with all of our Named Executive Officers. Executive officers who do not have an employment agreement serve at the will of the Board of Directors, thus enabling the Board to remove an executive officer whenever it is in our best interests, with full discretion on any severance package (excluding vested benefits). The Committee believes that the employment agreements and change-of-control agreements that have been entered into were merited in light of all relevant circumstances, including each individual’s past employment experience, desired terms and conditions of employment and the strategic importance of their respective positions, including stability and retention. The Committee believes that the employment agreements were necessary in order to attract and retain the executives. The Committee believes that the change-of-control agreements are necessary in order to retain and maintain stability among the executive group in the event of a potential or actual change-of-control and that the terms of the change-of-control agreements are reasonable based on its review of the change-of-control agreements for similarly situated peer group companies. The Committee and outside consultants reviewed the agreements at the time they were entered into in order to determine current market terms for the particular executive and agreement.

Officer Stock Ownership Guidelines

Because the Committee believes that stock ownership is an essential tool to align management and stockholder interests, the Committee has adopted a program to require our executive officers to own prescribed amounts of Coinstar common stock. Under this program (as revised by the Committee in April 2008), the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer must own shares of Coinstar common stock (including restricted stock, whether or not vested) equal in value to 75% of their respective base salary. All other executive officers must own stock equal in value to 50% of their base salary. The program was originally adopted in December 2002 and became effective in January 2003, with a four-year phase-in period. Persons that are named as executive officers subsequent to adoption of the program are granted a four-year grace period to meet the program requirements. Executive officers must show progress of 25% per year until the four-year target is met. The shares owned are valued at the greater of (i) the price at the time of purchase/acquisition or (ii) the current market value. The stock ownership guidelines are annually reviewed by the Committee, including executive compliance with the guidelines along with any changes necessary to the guidelines.

As of December 31, 2008, each of our executive officers subject to the guidelines had met the stock ownership requirements.

Tax Considerations

Tax Deductibility of Executive Compensation

Section 162(m) of the Code imposes a $1 million limit on the amount that a publicly traded corporation may deduct for compensation paid to the Chief Executive Officer and the three other most highly compensated executives (other than the Chief Financial Officer) in a fiscal year. “Performance-based compensation” is excluded from this $1 million limit. Stock options and certain performance-based restricted stock awards granted to our executive officers pursuant to our equity compensation plans are designed to qualify for the performance-based exemption. Restricted stock awards granted to our executive officers have not been designed to qualify for the performance-based exemption. While the Committee believes it is important to maximize the tax deductibility of compensation paid to our executive officers, the Committee has not adopted a policy that all compensation must be tax-deductible and qualified under Section 162(m). In order to maintain ongoing flexibility of our compensation programs, the Committee may from time to time approve incentive and other compensation that exceeds the $1 million limit.

Section 409A Compliance

We considered the impact of Section 409A of the Internal Revenue Code on our compensation programs. Section 409A imposes tax penalties on certain nonqualified deferred compensation arrangements. We operate our covered arrangements in a manner intended to avoid the adverse tax treatment under Section 409A. Certain amendments were made in 2008 to covered arrangements in this regard.

Risk Assessment

In developing and reviewing the Company’s executive incentive programs, the Committee considered the business risks inherent in program designs to ensure they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards at the expense of stockholder interests. The Committee is satisfied that the plan designs are conservative in this respect and that together the compensation components work as a check and balance to ensure executive incentives are fully consistent with stockholder interests. The Committee believes that as a result of our use of different types of equity compensation awards that provide a balance of long- and short-term incentives, and our stock ownership guidelines, the Company’s executive compensation program does not encourage our management to take unreasonable risks relating to the business.

Policy on Reimbursement of Incentive Payments

In March 2009, the Committee approved the Policy on Reimbursement of Incentive Payments, which provides that the Company may, in its discretion, require reimbursement of any annual incentive payment or long-term incentive payment to an executive officer or standing officer where (a) the payment (in shares of the Company’s common stock or otherwise) was predicated upon achieving financial results that were subsequently the subject of a material restatement of the Company’s financial statements filed with the SEC; (b) the Board or the Committee determines that the individual engaged in intentional misconduct that caused or substantially caused the need for the restatement; and (c) a lower payment would have been made to the individual based upon the restated financial results. In each such case, the Company, in its discretion, may do one or more of the following: (i) cancel any or all outstanding annual incentive awards or long-term incentive awards held by such individual, (ii) demand that the individual return to the Company any or all cash amounts paid to the individual in settlement of an annual incentive award or any or all shares of the Company’s common stock issued to the individual in settlement of a long-term incentive award and (iii) demand that the individual pay over to the Company any or all of the proceeds received by the individual upon the sale, transfer or other transaction involving shares of the Company’s common stock issued in settlement of a long-term incentive award.

This policy applies and is effective with respect to any annual incentive plan established by the Company with a performance period commencing on or after January 1, 2009 and any long-term incentive awards granted by the Company on or after January 1, 2009.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee

Deborah L. Bevier, Chairperson
Arik A. Ahitov
Robert D. Sznewajs

NAMED EXECUTIVE OFFICER COMPENSATION

2008 Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2008 compensation earned by our Chief Executive Officer, our Chief Financial Officer, and the two other individuals who served as executive officers as of December 31, 2008, as well as two individuals for whom disclosure would have otherwise been required but for the fact that they were not serving as executive officers as of December 31, 2008 (the “Named Executive Officers”).

									Non-Equity
					Stock		Option		Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus		Awards		Awards		Compensation	Compensation(1)	Total

David W. Cole(2)	2008	$475,000	$321,863	(3)	$537,231	(4)	$754,329	(4)	—	$11,052	$2,099,475
Chief Executive Officer	2007	474,653	—		378,337		746,126		254,762	7,982	1,861,860
and Director	2006	400,014	—		208,650		830,215		201,407	7,321	1,647,607
Paul D. Davis(5)	2008	$294,102	$199,285	(3)	$127,154	(4)	$148,644	(4)	—	$8,300	$777,485
Chief Operating Officer
Brian V. Turner	2008	$364,000	$194,621	(3)	$320,003	(4)	$452,240	(4)	—	$12,105	$1,342,969
Chief Financial Officer	2007	364,000	—		243,093		604,271		162,690	6,071	1,380,125
	2006	350,168	—		153,125		702,989		178,060	9,562	1,393,904
Donald R. Rench	2008	$247,503	$83,855	(3)	$71,588	(4)	$133,870	(4)	—	$9,932	$546,748
General Counsel and Corporate Secretary
Alexander C. Camara	2008	$288,542	$120,338	(3)	$87,721	(4)	$239,921	(4)	—	—	$736,522
Senior VP and General	2007	245,003	5,468		49,391		232,985		87,604	—	620,451
Manager, Worldwide Coin & Entertainment
James C. Blakely	2008	$262,005	$161,699	(3)	$207,281	(4)	$220,088	(4)	—	$13,277	$864,350
Chief Customer Officer	2007	262,005	13,912		49,391		249,688		117,103	8,390	700,489
	2006	247,572	—		18,873		193,611		122,177	8,735	590,968

(1)	Represents 401(k) retirement plan matching contributions.

(2)	Mr. Cole will retire as the Company’s Chief Executive Officer effective March 31, 2009.

(3)	Amount reflects the discretionary cash bonuses paid to Named Executive Officers for fiscal year 2008 based on individual and Company performance pursuant to the 2008 Incentive Compensation Plan, which is further described in “Compensation Discussion and Analysis.”

(4)	Amount reflects the amount recognized for financial statement reporting purposes in accordance with Financial Accounting Standards (“FAS”) 123R (excluding the accounting effect of any estimate of future forfeitures, and reflecting the effect of any actual forfeitures) for the fiscal year ended December 31, 2008. Accordingly, the amount includes amounts from awards granted in or prior to 2008. For additional information regarding the FAS 123R calculation and assumptions, please see notes 2 and 10 to the Company’s audited financial statements included in the Form 10-K.

(5)	Mr. Davis was appointed Chief Operating Officer effective April 7, 2008. Mr. Davis will become the Company’s Chief Executive Officer effective April 1, 2009.

2008 Grants of Plan-Based Awards Table

The following table shows equity awards granted to our Named Executive Officers under the 1997 Amended and Restated Equity Incentive Plan, as amended (the “1997 Plan”), for the fiscal year ended December 31, 2008.

					All Other	All Other
					Stock	Option
					Awards:	Awards:	Exercise	Grant Date
					Number of	Number of	or Base	Fair Value
		Estimated Future Payouts Under			Shares of	Securities	Price of	of Stock
		Equity Incentive Plan Awards			Stock or	Underlying	Option	and Option
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	(#)	(#)	(#)	(#)(1)	(#)	($ / Sh)	($)

David W. Cole	—	3,309	6,619	9,928
	2/20/08							$447,584
	2/20/08				14,306	78,334	$31.94	739,473
Paul D. Davis	—	2,627	5,253	7,880
	4/7/08							$308,200
	4/7/08				10,000	100,000	$30.82	937,000
Brian V. Turner	—	1,753	3,507	5,260
	2/20/08							$231,298
	2/20/08				7,388	41,506	$31.94	391,817
Donald R. Rench	—	571	1,142	1,713
	2/20/08							$74,777
	2/20/08				2,388	13,516	$31.94	127,591
Alexander C. Camara	—	827	1,654	2,481
	2/20/08							$102,095
	2/20/08				3,255	19,578	$31.94	184,816
James C. Blakely	—	827	1,654	2,481
	2/20/08				3,255			$102,095
	2/20/08					19,578	$31.94	184,816
	4/1/08				4,000			114,000

(1)	Includes performance-based restricted stock earned for 2007 performance as follows: Mr. Cole, 6,417 shares; Mr. Turner, 3,208 shares; Mr. Rench, 1,027 shares; Mr. Camara, 1,283 shares; and Mr. Blakely, 1,283 shares.

Employment Agreements

David W. Cole, Chief Executive Officer.  In January 2004, the Company entered into an employment agreement with our Chief Executive Officer, David W. Cole. The agreement superseded all prior employment agreements between Mr. Cole and the Company. Under the terms of the employment agreement, the Company agreed to pay Mr. Cole an initial annual base salary of $346,700, subject to possible increase at the discretion of the Compensation Committee. Mr. Cole is also eligible to receive annual cash awards (under the non-equity incentive plan) based on the achievement of certain performance targets applicable to the award. For a description of the severance provisions in Mr. Cole’s employment agreement, please refer to the section entitled “Elements of Post-Termination Compensation and Benefits.”

Paul D. Davis, Chief Operating Officer.  In April 2008, the Company entered into an employment agreement with our Chief Operating Officer, Paul D. Davis. Under the terms of the employment agreement, the Company agreed to pay Mr. Davis an initial annual base salary of $400,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Davis is also eligible to receive annual cash awards (under the non-equity incentive plan) based on the achievement of certain performance targets applicable to the award. In addition, Mr. Davis received a stock option grant to purchase 100,000 shares of the Company’s common stock, with an exercise price equal to the closing price of the Company’s common stock on April 7, 2008 and a four-year vesting period, and a grant of 10,000 shares of restricted stock, with a four-year vesting period. For a description of the severance provisions in Mr. Davis’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.”

Brian V. Turner, Chief Financial Officer.  In August 2005, the Company entered into an employment agreement with our Chief Financial Officer, Brian V. Turner. The agreement superseded all prior employment agreements between Mr. Turner and the Company. Under the terms of the employment agreement, the Company agreed to pay Mr. Turner an initial annual base salary of $270,400, subject to possible increase at the discretion of the Compensation Committee. Mr. Turner is also eligible to receive annual cash awards (under the non-equity incentive plan) based on the achievement of certain performance targets applicable to the award. For a description of the severance provisions in Mr. Turner’s employment agreement, please refer to the section entitled “Elements of Post-Termination Compensation and Benefits.”

2008 Incentive Compensation Plan

For 2008, short-term incentive awards were granted to our executive officers under the 2008 Incentive Compensation Plan. The 2008 awards consisted of discretionary cash awards tied to two components — Company performance and individual performance. For additional information regarding the 2008 Incentive Compensation Plan, see “Compensation Discussion and Analysis.”

1997 Amended and Restated Equity Incentive Plan

Long-term incentives awarded to our executive officers consist of equity compensation in the form of stock options, restricted stock awards, and performance-based restricted stock awards under the 1997 Plan. Awards of restricted stock vest (and are no longer subject to forfeiture) in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. The term of the options is five years and the options vest in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. The exercise price for the option grants is equal to the closing price on the date of grant. Restricted stock under the performance-based restricted stock awards was earned based on the level of achievement of a specified performance goal. Once earned, the restricted stock vests in three equal annual installments, provided that the executive continues to provide services to us. For additional information regarding the performance-based restricted stock, see “Compensation Discussion and Analysis.”

Cash Compensation in Proportion to Total Compensation

The proportion of cash compensation compared to total compensation varies among the Named Executive Officers. Specifically, allocation among the different components of compensation varies based on the position and level of responsibility. For example, those Named Executive Officers with the greater ability to influence Coinstar’s performance will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in stock options, restricted stock awards, and performance-based restricted stock. Except with respect to Mr. Davis, who began his employment with the Company in 2008 and therefore only received a new hire grant and not the standard long-term incentive compensation, the lower the level of influence of an executive, the higher the percentage of their total compensation is in the form of base salary with a correspondingly lower percentage of stock options, restricted stock awards, and performance-based short-term incentives. Accordingly, executive compensation for higher-level executives is set to align closely with stockholders’ and Coinstar’s long-term shared interests. In 2008, the percentage of total cash compensation as compared to total compensation was as follows: Mr. Cole, 38%; Mr. Davis, 63%; Mr. Turner, 42%; Mr. Rench, 61%; Mr. Camara, 56% and Mr. Blakely, 49%.

2008 Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the outstanding stock options and unvested stock awards held by each Named Executive Officer as of December 31, 2008.

	Option Awards							Stock Awards
												Equity
					Equity						Equity	Incentive Plan
					Incentive						Incentive Plan	Awards:
					Plan					Market	Awards:	Market or
					Awards:					Value of	Number of	Payout Value
	Number of		Number of		Number of			Number of		Shares or	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Units of	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Stock	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That		That	Rights That	Rights That
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options (#)	Price(1)	Date	Vested (#)		Vested(2)	Vested (#)	Vested ($)

David W. Cole	200,000		—			$21.24	10/8/2011
	47,776		—			$23.22	12/20/2012
	18,149		—			$18.19	1/2/2014
	64,821	(3)	1,379	(3)		$24.90	1/13/2015
	56,250	(4)	18,750	(4)		$23.90	12/12/2010
	18,125	(5)	54,375	(5)		$30.07	2/2/2012
	—	(6)	78,334	(6)		$31.94	2/20/2013
								5,500	(7)	$107,305
								3,000	(8)	$58,530
								9,375	(9)	$182,906
								7,889	(10)	$153,914
								4,279	(11)	$83,483
								6,619	(12)	$129,137
Paul D. Davis	—	(13)	100,000	(13)		$30.82	4/7/2013
								10,000	(14)	$195,100
								5,253	(12)	$102,486
Brian V. Turner	80,000		—			$18.59	4/29/2013
	45,000		—			$18.19	1/2/2014
	52,679	(3)	1,121	(3)		$24.90	1/13/2015
	30,000	(4)	10,000	(4)		$23.90	12/12/2010
	9,375	(5)	28,125	(5)		$30.07	2/2/2012
	—	(6)	41,506	(6)		$31.94	2/20/2013
								3,750	(7)	$73,163
								2,500	(8)	$48,775
								5,250	(9)	$102,428
								4,180	(10)	$81,552
								2,139	(11)	$41,732
								3,507	(12)	$68,422
Donald R. Rench	10,000		—			$14.00	3/15/2010
	2,800		—			$15.31	12/14/2010
	2,500		—			$23.30	12/13/2011
	5,000		—			$31.39	3/8/2012
	5,000		—			$30.00	8/8/2012
	13,000		—			$22.60	12/19/2012
	13,000		—			$18.19	1/2/2014
	13,513	(3)	287	(3)		$24.90	1/13/2015
	9,375	(4)	3,125	(4)		$23.90	12/12/2010
	3,212	(5)	9,637	(5)		$30.07	2/2/2012
	—	(6)	13,516	(6)		$31.94	2/20/2013
								325	(7)	$6,341
								350	(8)	$6,829
								1,575	(9)	$30,728
								1,361	(10)	$26,553
								686	(11)	$13,384
								1,142	(12)	$22,280

	Option Awards							Stock Awards
												Equity
					Equity						Equity	Incentive Plan
					Incentive						Incentive Plan	Awards:
					Plan					Market	Awards:	Market or
					Awards:					Value of	Number of	Payout Value
	Number of		Number of		Number of			Number of		Shares or	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Units of	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Stock	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That		That	Rights That	Rights That
	Options (#)		Options (#)		Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options (#)	Price(1)	Date	Vested (#)		Vested(2)	Vested (#)	Vested ($)

Alexander C. Camara	12,500		—			$23.30	12/13/2011
	13,000		—			$22.60	12/19/2012
	13,000		—			$18.19	1/2/2014
	10,000		—			$24.00	10/28/2014
	14,198	(3)	302	(3)		$24.90	1/13/2015
	3,750	(15)	1,250	(15)		$18.19	4/25/2010
	18,750	(16)	6,250	(16)		$19.10	10/24/2010
	5,625	(5)	16,875	(5)		$30.07	2/2/2012
	—	(6)	19,578	(6)		$31.94	2/20/2013
								350	(7)	$6,829
								425	(8)	$8,292
								1,500	(9)	$29,265
								1,972	(10)	$38,474
								856	(11)	$16,700
								1,654	(12)	$32,270
James C. Blakely	35,000		—			$18.00	5/24/2014
	14,198	(3)	302	(3)		$24.90	1/13/2015
	11,250	(4)	3,750	(4)		$23.90	12/12/2010
	5,625	(5)	16,875	(5)		$30.07	2/2/2012
	—	(6)	19,578	(6)		$31.94	2/20/2013
								350	(7)	$6,829
								425	(8)	$8,292
								1,500	(9)	$29,265
								1,972	(10)	$38,474
								856	(11)	$16,700
								1,000	(17)	$19,510
								1,654	(12)	$32,270

(1)	The per share option exercise price represents the closing price of the Company’s common stock on the date of grant.

(2)	Market value was determined by multiplying the number of shares of stock by $19.51 (the closing price of the Company’s common stock on December 31, 2008).

(3)	These options were granted on January 13, 2005 pursuant to the 1997 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from grant date and 2.08333% each full month thereafter.

(4)	These options were granted on December 12, 2005 pursuant to the 1997 Plan with a term of five years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(5)	These options were granted on February 2, 2007 pursuant to the 1997 Plan with a term of five years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(6)	These options were granted on February 20, 2008 pursuant to the 1997 Plan with a term of five years, and the awards vest over four years with 25% vesting one year from grant date and 25% annually thereafter.

(7)	Represents the unvested portions of awards made on January 13, 2005 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(8)	Represents the unvested portions of awards made on December 12, 2005 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(9)	Represents the unvested portions of awards made on February 2, 2007 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(10)	Represents the unvested portions of awards made on February 20, 2008 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(11)	Represents the unvested portions of performance-based restricted stock awards earned on February 20, 2008 (for 2007 performance) pursuant to the 1997 Plan that vest 33.33% on February 2, 2008 and 33.33% annually thereafter.

(12)	Represents the unvested portions of performance-based restricted stock awards made on June 5, 2008 (at target) pursuant to the 1997 Plan that, if earned for 2008 performance, vest 33.33% on March 1, 2009 and 33.33% annually thereafter. Please refer to “Compensation Discussion and Analysis” for a discussion of the actual restricted stock awards earned based on 2008 performance.

(13)	This option was granted on April 7, 2008 pursuant to the 1997 Plan with a term of five years, and the award vests over four years with 25% vesting one year from grant date and 25% annually thereafter.

(14)	Represents the unvested portion of an award made on April 7, 2008 pursuant to the 1997 Plan that vests 25% one year from the award date and 25% annually thereafter.

(15)	This option was granted on April 25, 2005 pursuant to the 1997 Plan with a term of five years, and the award vests over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(16)	This option was granted on October 24, 2005 pursuant to the 1997 Plan with a term of five years, and the award vests over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(17)	Represents the unvested portion of an award made on April 1, 2008 pursuant to the 1997 Plan that vests based on achievement of certain performance milestones.

2008 Option Exercises and Stock Vested Table

The following table shows for the fiscal year ended December 31, 2008 the options exercised and vested restricted stock for the Named Executive Officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	on Exercise(1)	on Vesting (#)	on Vesting(2)

David W. Cole	$64,075	$1,066,985	13,763	$358,914
Paul D. Davis	—	—	—	$—
Brian V. Turner	—	—	9,069	$229,962
Donald R. Rench	—	—	1,541	$40,688
Alexander C. Camara	—	—	1,702	$44,539
James C. Blakely	—	—	4,702	$130,539

(1)	Based on the difference between the closing price of Coinstar common stock on the exercise date and the exercise price of the option.

(2)	Based on the closing price of Coinstar common stock on the vesting date.

2008 Nonqualified Deferred Compensation Table

The following table provides information for each of the Named Executive Officers regarding aggregate earnings for 2008 and year-end account balances under the EDCP. There were no executive or Company contributions under the EDCP for 2008. Prior to 2005, we allowed executives to defer portions of their annual cash compensation into tax-deferred accounts pursuant to the EDCP. These deferrals, and the related notional earnings (see the discussion below), are fully vested at all times. Effective January 1, 2005, we suspended future deferrals under the EDCP due to low participation. However, executives who had previously deferred a portion of their cash compensation continue to maintain interests under the EDCP, even though they cannot defer additional compensation under the EDCP.

	Executive	Company	Aggregate		Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last		Withdrawals/	Balance at Last
	Last Fiscal Year	Last Fiscal Year	Fiscal Year		Distributions	Fiscal Year-End
Name	($)	(#)	($)		($)	($)

David W. Cole	—	—	$(62,557	)(1)	—	$274,466
Paul D. Davis	—	—	—		—	—
Brian V. Turner	—	—	—		—	—
Donald R. Rench	—	—	—		—	—
Alexander C. Camara	—	—	—		—	—
James C. Blakely	—	—	—		—	—

(1)	Amount reflects the notional earnings (losses) on Mr. Cole’s previously deferred compensation pursuant to the EDCP, contributions to which were suspended effective January 1, 2005. As no portion of this amount represents above-market earnings, no portion of this amount is reflected in the Summary Compensation Table.

The EDCP is a nonqualified plan and its benefits are paid by the Company out of its general assets. At the time participants elected to defer compensation under the EDCP, they also elected the time at which those deferrals, adjusted for notional investment earnings (as described below), were to be distributed. A participant may also withdraw amounts from his or her account if the participant experiences an unforeseeable emergency. Any amounts that have not been distributed prior to a participant’s termination of employment will be distributed to the participant (or, in the case of the participant’s death, his or her beneficiary) within 90 days after the participant’s termination, unless the participant is a “specified employee” at the time of his or her termination, in which case distribution will be delayed until at least six months after the participant’s termination (or, if earlier, until the participant dies). All distributions under the EDCP are in the form of lump sums.

Although no deferrals have been made under the EDCP since December 31, 2004, the EDCP is subject to Section 409A of the Code, because participants who originally elected to have their deferrals distributed prior to termination of employment have been permitted to postpone such distributions. Accordingly, during 2008, the Company amended the EDCP to bring it into documentary compliance with Section 409A of the Code. A participant who wishes to postpone an in-service distribution must elect to do so at least 12 months prior to the original distribution date and the new distribution date must be at least 5 years after the original distribution date, provided that all amounts remaining in the participant’s account at termination of employment will be distributed within 90 days after the participant’s termination (or, in the case of a specified employee, six months thereafter), even if the participant terminates less than five years after the original distribution date.

Mr. Cole is the only Named Executive Officer who continues to have an account under the EDCP. As of December 31, 2008, he was also a “specified employee.” Although Mr. Cole can no longer defer additional compensation under the EDCP, his EDCP account continues to be adjusted for notional investment earnings. These earnings are based on the return of the investment tracking funds to which Mr. Cole has allocated his account balance. The tracking funds differ from the investment funds offered in Coinstar’s 401(k) plan. The 2008 calendar year returns of these tracking funds were: American Century Global Growth, $(41,389); Selected American Shares Fund, $(26,328); Dreyfus Small Cap Index, $(4,458); and PIMCO Total Return D, $9,618. These same rules apply to the other participants in the EDCP.

Elements of Post-Termination Compensation and Benefits

Under certain circumstances, Coinstar will enter into an employment agreement and/or a change-of-control agreement with an executive officer. Otherwise, executive officers serve at the will of the Board of Directors, enabling the Company to remove an executive officer whenever it is in the best interests of the Company, with full discretion on any severance package (excluding vested benefits).

Employment Agreements

David W. Cole, Chief Executive Officer.  In January 2004, the Company entered into an employment agreement with our Chief Executive Officer, David W. Cole, which was amended on December 31, 2008 for compliance with Section 409A of the Code. If terminated at any time without cause (as defined below), Mr. Cole will be entitled to receive the following benefits:

•	termination payments equal to 12 months’ annual base salary;

•	any unpaid annual base salary that has accrued for services already performed as of the date of termination; and

•	Company payment of the premiums for Mr. Cole’s and Mr. Cole’s spouse’s and dependent children’s COBRA continuation coverage under the Company’s group health plans for a period of up to 12 months.

Termination payments made in connection with a termination without cause will be paid to Mr. Cole in 12 equal monthly installments, beginning the month after the employee’s termination, and any unpaid annual base salary will be paid at the same time such amounts would have been paid had Mr. Cole’s employment not been terminated. For one year following the termination of employment, Mr. Cole is subject to certain noncompetition provisions. In addition, Mr. Cole is subject to certain nondisclosure and nondisparagement provisions. In the event the noncompetition, nondisclosure, and nondisparagement provisions are violated within one year of the date of termination, Mr. Cole will forfeit any remaining termination payments described above.

Paul D. Davis, Chief Operating Officer; Brian V. Turner, Chief Financial Officer.  The Company has entered into employment agreements with our Chief Operating Officer, Paul Davis (April 2008), and our Chief Financial Officer, Brian V. Turner (August 2005), which were amended on December 31, 2008 for compliance with Section 409A of the Code. These agreements provide that if the employee is terminated at any time without cause (as defined below), the employee will be entitled to receive the following benefits:

•	termination payments equal to 12 months’ annual base salary;

•	any unpaid annual base salary that has accrued for services already performed as of the date of termination;

•	any prorated cash bonus consistent with the existing program for executive officers (provided performance targets applicable for any such bonus are met); and

•	Company payment of the premium for the employee’s and the employee’s spouse’s and dependent children’s COBRA continuation coverage under the Company’s group health plans for a period of up to 12 months.

Termination payments made in connection with a termination without cause will be paid to the employee in 12 equal monthly installments, beginning the month after the employee’s termination, and any unpaid annual base salary will be paid at the same time such amounts would have been paid had the employee’s employment not been terminated. For one year following the termination of employment, the employee is subject to certain noncompetition provisions. In addition, the employee is subject to certain nondisclosure and nondisparagement provisions. In the event the noncompetition, nondisclosure, and nondisparagement provisions are violated within one year of the date of termination, the employee will forfeit any remaining termination payments described above.

For purposes of Messrs. Cole’s, Davis’s, and Turner’s employment agreements described above, “cause” is defined as:

•	failure or refusal to carry out the lawful duties of the employee or any directions of the Board of Directors of Coinstar, which directions are reasonably consistent with the duties set forth in the employment agreement to be performed by the employee;

•	violation by the employee of a state or federal criminal law involving the commission of a crime against Coinstar or a felony;

•	current use by the employee of illegal substances; deception, fraud, misrepresentation, or dishonesty by the employee; any act or omission by the employee that substantially impairs Coinstar’s business, good will, or reputation; or

•	any other material violation of any provision of the employment agreement.

Change-of-Control Agreements

Messrs. Cole, Davis, and Turner.  The Company has entered into change-of-control agreements with Mr. Cole (January 2004), Mr. Davis (April 2008), and Mr. Turner (August 2005) in conjunction with the execution of each such executive’s current employment agreement. These agreements were amended on December 31, 2008 for compliance with Section 409A of the Code. Under the terms of the change-of-control agreements, following a change of control of the Company, the employee’s authority, duties, and responsibilities will be at least reasonably commensurate with the most significant of those held, exercised, and assigned at any time during the 90-day period immediately preceding the date of the change of control. In addition, the employee will be entitled to continued compensation and benefits at levels comparable to pre-change of control levels and reimbursement for all reasonable employment expenses.

If a change of control occurs during the period beginning on the date of the agreement and ending on the date two years following notice from the Company that the Company intended to terminate the agreement, then the executive is eligible to receive the following benefits if the Company terminates his employment other than for cause (as defined above in their respective employment agreements) or if the executive terminates his employment for good reason (as defined below):

•	the executive’s annual base salary through the date of termination;

•	the product of (a) the executive’s annual bonus with respect to the fiscal year in which the date of termination occurs and (b) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination and the denominator of which is 365;

•	any compensation previously deferred (together with any accrued interest or earnings thereon);

•	any accrued but unpaid vacation pay; and

•	an amount as separation pay equal to the executive’s annual base salary.

Payments for base salary through date of termination and prorated bonus will be paid in a lump sum within 30 days of the date of termination. Payments of deferred compensation will be paid in accordance with the provisions of the plan under which the compensation was deferred. Payments for the separation pay will be paid in 12 equal monthly installments, beginning the month after termination. If the executive’s employment terminates by reason of death or total disability, the executive (or the executive’s estate or beneficiary, as applicable in the case of the executive’s death) will receive the executive’s annual base salary through the date of termination, the executive’s prorated bonus (as described above), any compensation previously deferred, and any accrued but unpaid vacation pay.

Messrs. Rench, Camara, and Blakely.  The Company entered into change-of-control agreements with Messrs. Rench, Camara, and Blakely in March 2007, which were amended on December 31, 2008 for compliance with Section 409A of the Code. Under the terms of the change-of-control agreements, for two years following a change of control (the “Post-Change of Control Period”) of the Company, the employee’s authority, duties, and responsibilities will be at least reasonably commensurate with the most significant of those held, exercised, and assigned at any time during the 90-day period immediately preceding the date of the change of control. During the Post-Change of Control Period, the employee will be entitled to continued compensation and benefits at levels comparable to pre-change of control levels and reimbursement for all reasonable employment expenses.

If at any time during the Post-Change of Control Period the Company terminates the employee’s employment without cause (as defined below), or the employee terminates employment with good reason (as defined below), the employee will be entitled to:

•	the employee’s annual base salary through the date of termination;

•	the product of (a) the employee’s annual bonus with respect to the fiscal year in which the date of termination occurs and (b) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination and the denominator of which is 365;

•	any compensation previously deferred by the employee (together with any accrued interest or earnings thereon);

•	any accrued but unpaid vacation pay;

•	an amount as separation pay equal to the employee’s annual base salary; and

•	Company payment of the premiums for the employee’s and the employee’s spouse’s and dependent children’s COBRA continuation coverage under the Company’s group health plans for a period of up to 12 months.

Payments for base salary through the date of termination and the prorated bonus will be paid in a lump sum within 30 days of the date of termination. Payments of deferred compensation will be paid in accordance with the provisions of the plan under which the compensation was deferred. Payments for the separation pay will be paid in 12 equal monthly installments, beginning the month after termination. If the executive’s employment terminates by reason of death or total disability during the Post-Change of Control Period, the executive (or the executive’s estate or beneficiary, as applicable in the case of the executive’s death) will receive the executive’s annual base salary through the date of termination, the executive’s prorated bonus (as described above), any compensation previously deferred, and any accrued but unpaid vacation pay.

For purposes of Messrs. Rench’s, Camara’s, and Blakely’s change-of-control agreements described above, “cause” is defined as:

•	failure or refusal to carry out the lawful duties of the employee or any directions of the Board of Directors of Coinstar, which directions are reasonably consistent with the duties to be performed by the employee;

•	violation by the employee of a state or federal criminal law involving the commission of a crime against Coinstar or a felony;

•	current use by the employee of illegal substances; deception, fraud, misrepresentation, or dishonesty by the employee; any act or omission by the employee that substantially impairs Coinstar’s business, good will, or reputation; or

•	any material violation of the confidentiality, noncompetition, and/or nonsolicitation provisions to which the employee is bound.

For purposes of all of the change-of-control agreements, “good reason” generally includes any of the following events, provided that within specified timeframes the employee provides the Company with notice, the Company fails to remedy the event or condition, and the employee actually terminates employment:

•	a material decrease in the employee’s annual base salary;

•	a material decrease in the employee’s authority, duties, or responsibilities;

•	a relocation of the employee’s principal place of employment more than 50 miles away; or

•	with respect to Messrs. Cole’s, Davis’s, and Turner’s change-of-control agreements, the failure of the Company to comply with and satisfy the assignment provisions in the employment agreement, subject to certain notice requirements; or

•	any other material breach of the employee’s change-of-control agreement or employment agreement, as applicable.

For purposes of all of the change-of-control agreements, “change of control” is generally defined as:

•	a board change in which individuals who constitute the board as of the date of the agreement cease to constitute at least a majority of the board;

•	the acquisition by any individual, entity, or group of beneficial ownership of (a) 20% or more of either the then outstanding common stock or the combined voting power of the then outstanding voting securities entitled to vote in the election of directors, which acquisition is not approved in advance by a majority of the incumbent directors, or (b) 33% or more of either the then outstanding common stock or the combined voting power of the then outstanding voting securities entitled to vote in the election of directors, which acquisition is approved in advance by a majority of incumbent directors;

•	a reorganization, merger, or consolidation approved by the stockholders; or

•	a complete liquidation, dissolution, or the sale or other disposition of all or substantially all of the assets.

Change-of-Control Provisions in the Company’s Equity Plans.  The 1997 Plan provides that the plan administrator retains the discretion to do one or more of the following in the event of a merger, reorganization, or sale of substantially all of the assets of Coinstar:

•	arrange to have the surviving or successor entity or any parent entity thereof assume the options or grant replacement options with appropriate adjustments in the option prices and adjustments in the number and kind of securities issuable upon exercise;

•	shorten the period during which options are exercisable;

•	accelerate any vesting schedule to which an option is subject; or

•	cancel vested options in exchange for a cash payment upon such terms and conditions as determined by the Board of Directors at the time of the event.

Since December 2005, the Compensation Committee has granted stock options and restricted stock awards under the 1997 Plan to certain executive officers that provide for accelerated vesting upon a merger, reorganization, or sale of substantially all of the assets of Coinstar, as follows:

•	Options granted to Messrs. Cole, Davis, and Turner since December 2005 fully accelerate in vesting, and the earned restricted stock awards granted to them are no longer subject to forfeiture.

•	Options and earned restricted stock awards granted to our other Named Executive Officers since December 2005 accelerate in vesting and, with respect to the earned restricted stock, are no longer subject to forfeiture, if a successor company does not assume or substitute such awards. In the event the options and earned restricted stock awards are assumed or substituted and the Named Executive Officer’s employment or service relationship is terminated in connection with a change of control or within one year of the transaction without cause or by the executive for good reason, 50% of the unvested portions of the options and earned restricted stock awards automatically vest and, with respect to the earned restricted stock, are no longer subject to forfeiture. For purposes of these awards, “cause” and “good reason” are defined as described below under the 2000 Plan.

The 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) generally defines “company transaction” as:

•	a dissolution, liquidation, or sale of substantially all of the assets of the Company;

•	a merger or consolidation in which the Company is not the surviving corporation; or

•	a reverse merger in which the Company is the surviving corporation but the shares of the Company’s common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash, or otherwise.

The 2000 Plan provides that in the event of a company transaction (as defined above) (i) any surviving corporation or a parent of such surviving corporation will assume or substitute awards or (ii) such awards will continue in full force and effect. Awards that are assumed or substituted will become fully vested with respect to 50% of the unvested portion in the event of termination (i) in connection with the transaction or (ii) within one year following the transaction, unless the termination by the successor company is for cause (as defined below) or by the employee voluntarily without good reason (as defined below). In the event the surviving corporation or its parent refuses to assume or continue such awards, or to substitute awards, then, for awards held by employees, directors, or consultants, awards will be accelerated and terminated if not exercised prior to such event.

For purposes of the 2000 Plan, “cause” is defined as, unless otherwise defined in an employment or services agreement between Coinstar and an employee, dishonesty, fraud, misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conviction or confession of a crime punishable by law (except minor violations), in each case as determined by the plan administrator, and its determination will be conclusive and binding.

“Good reason” under the 2000 Plan is defined as the occurrence of any of the following events or conditions and the failure of the successor company to cure any such event or condition within 30 days after receipt of written notice from the employee:

•	a change in the employee’s status, position, or responsibilities (including reporting responsibilities) that, in the employee’s reasonable judgment, represents a substantial reduction in the status, position, or responsibilities as in effect immediately prior thereto; the assignment to the employee of any duties or responsibilities that, in the employee’s reasonable judgment, are materially inconsistent with such status, title, position, or responsibilities; or any removal of the employee from or failure to reappoint or reelect the employee to any of such positions, except in connection with the termination of the employee’s employment for cause, as a result of his or her disability or death, or by the employee other than for good reason;

•	a reduction in the employee’s annual base salary;

•	the successor company’s requiring the employee (without the employee’s consent) to be based at any place outside a 50-mile radius of his or her place of employment prior to a Company Transaction, except for reasonably required travel on the successor company’s business that is not materially greater than such travel requirements prior to the Company Transaction;

•	the successor company’s failure to (a) continue in effect any material compensation or benefit plan (or the substantial equivalent thereof) in which the Employee was participating at the time of a Company Transaction, including, but not limited to, the 2000 Plan, or (b) provide the employee with compensation and benefits substantially equivalent (in terms of benefit levels and/or reward opportunities) to those provided for under each material employee benefit plan, program and practice as in effect immediately prior to the Company Transaction;

•	any material breach by the successor company of its obligations to the employee under the 2000 Plan or any substantially equivalent plan of the successor company; or

•	any purported termination of the employee’s employment or service relationship for cause by the successor company that is not in accordance with the definition of cause under the 2000 Plan.

Potential Payments Upon Termination or Change of Control Table

The following table shows the estimated incremental compensation to our Named Executive Officers in the event a termination or change of control had occurred on December 31, 2008. The table does not include amounts payable under the EDCP, benefits generally available to all employees, or payments and benefits that the Named Executive Officers would have already earned during their employment with us whether or not a termination or change of control event had occurred. Actual amounts payable can only be determined at the time of termination or change of control.

		Before Change
		of Control
		Termination
		Without Cause or	Change of
Name	Benefit	for Good Reason	Control(1)

David W. Cole	Cash Severance(2)	$475,000	$475,000
	Restricted Stock Acceleration(3)	—	779,834
	Stock Option Acceleration(4)	—	—
	Health and Benefits(5)	15,406	—

	Total	$490,406	$1,254,834
Paul D. Davis	Cash Severance(2)	$400,000	$400,000
	Restricted Stock Acceleration(3)	—	348,839
	Stock Option Acceleration(4)	—	—
	Health and Benefits(5)	15,954	—

	Total	$415,954	$748,839
Brian V. Turner	Cash Severance(2)	$364,000	$364,000
	Restricted Stock Acceleration(3)	—	450,271
	Stock Option Acceleration(4)	—	—
	Health and Benefits(5)	20,802	—

	Total	$384,802	$814,271
Donald R. Rench	Cash Severance(2)		$247,503
	Restricted Stock Acceleration(3)		117,255
	Stock Option Acceleration(4)		—
	Health and Benefits(5)		15,415

	Total		$380,173
Alexander C. Camara	Cash Severance(2)		$300,000
	Restricted Stock Acceleration(3)		147,964
	Stock Option Acceleration(4)		4,213
	Health and Benefits(5)		5,269

	Total		$457,446
James C. Blakely	Cash Severance(2)		$262,005
	Restricted Stock Acceleration(3)		167,474
	Stock Option Acceleration(4)		—
	Health and Benefits(5)		15,730

	Total		$445,209

(1)	Except for the restricted stock and option acceleration, the amounts in this column assume termination of employment in connection with a change of control.

(2)	Amount reflects cash severance of one year’s annual base salary based on the executive’s 2008 annual base salary.

(3)	Calculated by multiplying the number of accelerated shares of restricted stock by $19.51 (the closing price of the Company’s common stock on December 31, 2008). For purposes of the amounts reflected in the table, the number of performance-based restricted stock actually earned for 2008 is reflected and we have assumed that the plan administrator elected to accelerate the vesting of the restricted stock award and/or that the surviving company refused to assume or substitute the awards.

(4)	Calculated by multiplying the number of shares subject to accelerated options by $19.51 (the closing price of the Company’s common stock on December 31, 2008) less the exercise price of the stock option grant. For purposes of the amounts reflected in the table, we have assumed that the plan administrator elected to accelerate the vesting of options and/or that the surviving company refused to assume or substitute the awards.

(5)	Amount reflects the payment of COBRA premiums for 12 months following termination.

2008 Director Compensation Table

The following table shows compensation earned by or paid to our non-employee directors who served as directors during 2008.

	Fees Earned or		Stock	Option	All Other
Name(1)	Paid in Cash		Awards(2)	Awards(3)	Compensation		Total

Arik A. Ahitov(4)	$40,500		$42,453	$19,850	—		$102,803
Deborah L. Bevier(5)	88,250	(6)	75,330	34,708	—		198,288
David M. Eskenazy	76,500		75,330	34,708	—		186,538
Keith D. Grinstein	92,750	(6)	46,031	21,186	$19,750	(7)	179,717
R. Michael Rouleau(8)	32,000	(6)	107,874	49,925	—		189,799
Robert D. Sznewajs	78,500		75,330	34,708	—		188,538
Ronald B. Woodard	70,000		75,330	34,708	—		180,038

(1)	David W. Cole, as Chief Executive Officer, did not receive additional compensation for his services on the Company’s Board of Directors. Mr. Cole’s compensation is described in the 2008 Summary Compensation Table.

(2)	As of December 31, 2008, non-employee members of the Board of Directors had the following aggregate number of restricted stock awards outstanding: Mr. Ahitov, 2,033; Ms. Bevier, 2,033; Mr. Eskenazy, 2,033; Mr. Sznewajs, 2,033; and Mr. Woodard, 2,033. The dollar amounts in this column reflect the amount recognized for financial statement reporting purposes in accordance with FAS 123R (excluding the accounting effect of any estimate of future forfeitures, and reflecting the effect of any actual forfeitures) for the fiscal year ended December 31, 2008. Accordingly, the amounts include amounts from awards granted in or prior to 2008. Assumptions used in the calculation of these amounts are described in notes 2 and 10 to the Company’s audited financial statements included in the Form 10-K. On June 3, 2008, each non-employee director received an annual award of restricted stock with a grant date fair value of $75,000, based on the closing price of our common stock on the date of grant ($36.89), resulting in 2,033 shares of restricted stock. As Chair of the Board of Directors, Mr. Grinstein received an additional award of restricted stock with a grant date fair value of $30,000, based on the closing price of our common stock on the date of grant ($36.89), resulting in 813 shares of restricted stock. Each restricted stock award vests one year from the date of grant and, if unvested, is forfeited upon a director’s termination of service. The FAS 123R value of the restricted stock awards forfeited by Mr. Grinstein in 2008 was $30,395.

(3)	As of December 31, 2008, non-employee members of the Board of Directors had the following aggregate number of stock options outstanding: Mr. Ahitov, 3,128; Ms. Bevier, 55,562; Mr. Eskenazy, 65,562; Mr. Sznewajs, 39,562; and Mr. Woodard, 44,562. In addition, although they were no longer serving as directors as of December 31, 2008, Mr. Grinstein had 84,808 options and Mr. Rouleau had 17,062 options outstanding as of such date. The dollar amounts in this column reflect the amount recognized for financial statement reporting purposes in accordance with FAS 123R (excluding the accounting effect of any estimate of future forfeitures, and reflecting the effect of any actual forfeitures) for the fiscal year ended December 31, 2008. Accordingly, the amounts include amounts from options granted in or prior to 2008. Assumptions used in the calculation of these amounts are described in notes 2 and 10 to the Company’s audited financial statements included in the Form 10-K. On June 3, 2008, each non-employee director received an annual stock option grant with a grant date fair value of $35,000, resulting in an option to purchase 3,128 shares of common stock. As Chair of the Board of Directors, Mr. Grinstein received an additional stock option grant with a grant date fair value of $15,000, resulting in an option to purchase 1,340 shares of common stock. These grants vest in equal monthly installments over one year from the date of grant and have a term of five years. The FAS 123R value of the stock options forfeited by Mr. Grinstein in 2008 was $14,501.

(4)	Mr. Ahitov was appointed to the Board of Directors on May 28, 2008. Mr. Ahitov’s cash fees are paid to Shamrock Capital Advisors, Inc., where Mr. Ahitov is a Vice President and Portfolio Manager.

(5)	Ms. Bevier was appointed Chair of the Board of Directors effective October 14, 2008, to succeed Mr. Grinstein who died in September 2008. During 2008, Ms. Bevier did not receive additional equity compensation for her service as Chair.

(6)	Fees paid to Ms. Bevier and Messrs. Grinstein and Rouleau in 2008 include $1,000 paid to each for attendance at a Nominating and Governance Committee Meeting on October 4, 2007.

(7)	For his services on the Redbox board of directors, Mr. Grinstein received $1,500 per meeting attended in person and $750 per meeting attended telephonically during the first quarter of 2008. During the first quarter of 2008, Mr. Grinstein attended three Redbox board meetings. Coinstar paid Mr. Grinstein a total of $3,000 for Redbox board service in the first quarter of 2008. In addition, Coinstar paid Mr. Grinstein $750 in 2008 for underpayment for Redbox board attendance in 2007 that was adjusted in 2008. For the second and third quarters of 2008, Redbox paid director fees of $8,000 per quarter to Mr. Grinstein.

(8)	Mr. Rouleau resigned from the Board of Directors effective July 23, 2008 and his restricted stock awards and stock options were accelerated at that time. As a result of the acceleration of his awards, the FAS 123R incremental increase in expense as of the date of acceleration was $30,727 for the stock options and $65,717 for the restricted stock. These values are included in the table.

Time and Manner of Compensation

Cash compensation for attending committee meetings is paid at the end of each fiscal quarter. Annual cash retainers for service as a director or committee chairperson are paid in quarterly installments at the same time as committee meeting fees are paid. Directors may elect to receive their compensation in the form of Coinstar common stock rather than cash. If the director elects to receive Coinstar common stock, the director will receive the number of whole shares that may be purchased at the fair market value on the last day of the fiscal quarter with the compensation otherwise payable in cash. Any balance of compensation remaining after the whole shares are issued is then paid in cash. In the past, we allowed directors to defer portions of their annual cash compensation into tax-deferred interest-bearing accounts pursuant to the Outside Directors’ Deferred Compensation Plan. Effective January 1, 2005, we suspended future deferrals under the plan due to low participation. Directors who had previously deferred a portion of their cash compensation continue to maintain interests in the plan. Since no deferrals were made after December 31, 2004, the plan is not subject to Section 409A of the Code.

Pursuant to a non-employee director program administered under the 1997 Plan, as amended on June 4, 2007, stock options and restricted stock awards are automatically awarded upon initial election or appointment to the Board of Directors and following each annual meeting of stockholders. The terms of these awards are described in footnotes 2 and 3 to the table above. Stock options are granted with exercise prices equal to the per share fair market value of Coinstar common stock on the date of grant.

2008 Director Compensation

For 2008, the components of Coinstar’s standard non-employee director cash and equity compensation were:

Compensation paid to non-employee directors
Annual retainer	$50,000
Annual restricted stock award	$75,000	(1)
Annual stock option grant	$35,000	(1)
Stock option grant upon initial election or appointment	Prorated	(2)
Restricted stock grant upon initial election or appointment	Prorated	(2)
Attendance at Board meetings in excess of 10 meetings in a given year	$1,500	(3)
Compensation for attendance at committee meetings (in person or by phone)
Audit Committee	$1,250
Compensation Committee	$1,000
Nominating and Governance Committee	$1,000
Additional compensation for Board and Committee chairpersons
Non-employee Board Chair
Annual retainer	$35,000
Annual restricted stock award	$30,000	(1)
Annual stock option grant	$15,000	(1)
Audit Committee (if not Board Chair)	$10,000
Compensation Committee (if not Board Chair)	$10,000
Nominating and Governance Committee (if not Board Chair)	$7,500

(1)	Awards are granted based on grant date fair value.

(2)	Upon an initial election or appointment to the Board of Directors on a date other than the date of an annual meeting of stockholders, each non-employee director is automatically granted a prorated annual option grant and restricted stock award, based on the number of full calendar months between the date of initial election or appointment and the date of the first anniversary of the then last annual meeting of stockholders.

(3)	Each one-year period is measured from the date of one annual meeting of stockholders to the next annual meeting of stockholders, beginning with the 2008 Annual Meeting of Stockholders.

In addition, non-employee directors are paid per meeting fees for attending any meetings of non-standing committees established by the Board. In 2008, Messrs. Grinstein, Rouleau, and Sznewajs were paid $1,000 per meeting for attendance at Chief Operating Officer Committee meetings and Messrs. Eskenazy, Grinstein, and Sznewajs were paid $1,000 per meeting for attendance at Finance Committee meetings. For his service on the Redbox board of directors, Coinstar paid Mr. Grinstein $1,500 per in-person meeting and $750 per phone meeting attended in the first quarter of 2008. Thereafter, he was paid $8,000 per quarter by Redbox. Directors are also reimbursed for reasonable Coinstar-related travel expenses.

Non-Employee Director Stock Ownership Guidelines

The Board of Directors instituted stock ownership guidelines that provide that each non-employee director should personally own shares of Coinstar’s common stock equal in market value to three times his or her annual cash compensation. Directors who have been serving since at least April 3, 2008 are expected to attain the minimum level of target ownership prior to the 2009 Annual Meeting of Stockholders. Any director elected after April 3, 2008 will be expected to attain the minimum level of target ownership within a period of three years from the date he or she is first elected to the Board. The following shares will be counted in determining a director’s stock ownership: (a) shares of Coinstar’s common stock purchased on the open market; (b) shares obtained through option exercises; and (c) shares of Coinstar’s restricted stock held directly by a director, whether or not vested. Director stock ownership does not include options to purchase stock. Mr. Cole is subject to the officer stock ownership guidelines described in “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the shares of Coinstar common stock authorized for issuance under our equity compensation plans as of December 31, 2008.

Our stockholder-approved equity compensation plans consist of the 1997 Plan, our 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Director Plan”), and our Employee Stock Purchase Plan, as amended (the “ESPP Plan”). We have not granted any awards since June 2004, and no additional awards will be granted, under the 1997 Director Plan.

Our non-stockholder-approved equity compensation plans consist of our 2000 Plan and certain other individual non-plan grants.

Number of Securities
			Weighted-	Remaining Available
			Average Exercise	for Future Issuance
	Number of Securities		Price of	Under Equity
	to be Issued Upon		Outstanding	Compensation Plans
	Exercise of		Options,	(Excluding Securities
	Outstanding Options,		Warrants	Reflected in
Plan Category	Warrants and Rights		and Rights	First Column)

Equity compensation plans approved by stockholders	2,261,622	(1)	$25.94	2,072,523	(2)(3)
Equity compensation plans not approved by stockholders	427,248		21.54	28,113	(3)

Total	2,688,870		$25.24	2,100,636

(1)	Includes shares subject to stock options granted to our non-employee directors under the 1997 Director Plan, which was suspended by Board action in 2005. Also includes shares subject to stock options granted to our non-employee directors pursuant to a program administered under the 1997 Plan and described in the 2008 Director Compensation Table.

(2)	Of these shares, 28,530 remain available for issuance under the ESPP Plan, which was suspended as of August 2005.

(3)	Under the 1997 Plan and the 2000 Plan, Coinstar may grant awards of common stock, restricted stock awards, or awards denominated in units of common stock, in addition to stock options.

Description of Non-Stockholder-Approved Equity Arrangements

Below is a description of our equity compensation arrangements that were not approved by stockholders. Approval by stockholders was not required under the SEC and Nasdaq Marketplace Rules in effect at the time of entering into these arrangements.

2000 Amended and Restated Equity Incentive Plan

In December 2000, the Board of Directors adopted the 2000 Plan. Subject to adjustment for stock splits and other similar events, a maximum of 770,000 shares are authorized for issuance under the 2000 Plan. As of December 31, 2008, there were 28,113 shares available for grant under the 2000 Plan. The 2000 Plan provides for the grant of nonqualified stock options and stock awards, with terms and conditions substantially similar to those described for nonqualified stock options and stock awards under the description of the 1997 Plan below. The 2000 Plan will terminate on April 1, 2010, unless earlier terminated by the Board.

Non-Plan Grants

In October 2001, in connection with his joining Coinstar as our Chief Executive Officer, we granted Mr. Cole a nonqualified stock option to purchase 200,000 shares of Coinstar common stock with an exercise price equal to the fair market value of Coinstar common stock on the date of grant, which was $21.24. The option has a ten-year term and vested 25% on the first anniversary of the date of grant; additional vesting occurred at 2.08333% per month thereafter, until it was fully vested in October 2005. In the event of Mr. Cole’s termination of employment with Coinstar, the option will remain exercisable until the earliest of (i) the expiration of the option, (ii) three months following termination due to reasons other than disability or death, (iii) one year following termination due to disability or death, and (iv) immediately upon termination for cause. In the event of Mr. Cole’s death while the option is still exercisable, the option will remain exercisable until the earlier of the expiration of the option and one year from the date of death. The option was granted outside the 1997 Plan, but, except as otherwise specified in the agreement evidencing the grant, is subject to the terms of that plan.

In September 2002, we granted each of our non-employee directors, other than Mr. Grinstein, nonqualified stock options to purchase 2,500 shares. We granted Mr. Grinstein, then the Chair of the Board of Directors, a nonqualified stock option to purchase 7,500 shares. Each of these options has a ten-year term, has an exercise price equal to the fair market value of Coinstar common stock on the date of grant ($27.60) and vested at the rate of 8.333% of the total grant for each month of continuous service from the date of grant, until fully vested one year from the date of grant. In the event of a non-employee director’s termination of service, the vested portion of the option will remain exercisable until the earlier of the expiration of the option or one year after termination of service. Each of these options was granted outside the 1997 Director Plan (which plan was terminated by the Board of Directors in 2005), but, except as otherwise specified in the agreement evidencing the grant, is subject to the terms of that plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, AND MANAGEMENT

The following table shows the number of shares of Coinstar common stock beneficially owned as of March 5, 2009 by: (i) all those known by us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director; (iii) each of the Named Executive Officers listed in the 2008 Summary Compensation Table of this Amendment; and (iv) the Named Executive Officers (which group includes all executive officers) and directors as a group.

Unless otherwise indicated, beneficial owners listed in the table may be contacted at Coinstar’s corporate headquarters at 1800 114th Avenue S.E., Bellevue, Washington 98004.

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares(1)

More Than 5% Stockholders
FMR LLC(2)	2,824,648	9.4%
82 Devonshire Street Boston, MA 02109
Shamrock Partners Activist Value Fund, L.P.(3)	2,672,785	8.9%
4444 Lakeside Drive Burbank, CA 91505
The Guardian Life Insurance Company of America(4)	2,212,130	7.4%
c/o RS Investment Management Co LLC 388 Market Street, Suite 1700 San Francisco, CA 94111
Barclays Global Investors, NA.(5)	1,819,241	6.1%
400 Howard Street San Francisco, CA 94105
William Blair & Company, L.L.C.(6)	1,736,105	5.8%
222 West Adams Street, 34th Floor Chicago, IL 60606
Directors
Arik A. Ahitov(7)	4,900	*
Deborah L. Bevier(8)	68,713	*

	Number of
	Shares	Percent of
	Beneficially	Outstanding
Name of Beneficial Owner	Owned(1)	Shares(1)

David M. Eskenazy(9)	71,070	*
Daniel W. O’Connor(10)	717	*
Robert D. Sznewajs(11)	50,747	*
Ronald B. Woodard(12)	53,183	*
Named Executive Officers
David W. Cole(13)	536,865	1.8%
Paul D. Davis(14)	42,021	*
Brian V. Turner(15)	281,027	*
Donald R. Rench(16)	97,349	*
Alexander C. Camara(17)	114,763	*
James C. Blakely(18)	86,287	*
All directors and Named Executive Officers as a group (12 persons)(19)	1,407,642	4.5%

*	Represents beneficial ownership of less than 1%.

(1)	Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by and the percentage of ownership reported for each of the “More Than 5% Stockholders,” we rely on each such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended, as described in the footnotes below. For each person or entity included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or entity by the sum of 30,019,563 shares of Coinstar common stock outstanding as of March 5, 2009, plus the number of shares of common stock, if any, that such person or entity had the right to acquire pursuant to the exercise of stock options within 60 days of March 5, 2009. Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Information presented is based on a Schedule 13G filed with the SEC on February 17, 2009 by FMR LLC and Edward C. Johnson 3d. Pursuant to the filing, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, reports that it is the beneficial owner of 2,824,648 shares as a result of acting as investment advisor to various investment companies, including Fidelity Growth Company Fund, which has the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, 2,491,748 shares. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 2,824,648 shares owned by the Funds. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees.

(3)	Information presented is based on a Schedule 13D/A filed with the SEC on November 4, 2008 by Shamrock Activist Value Fund, L.P. (“SAVF”), Shamrock Activist Value Fund II, L.P. (“SAVF II”), Shamrock Activist Value Fund III, L.P. (“SAVF III”), Shamrock Activist Value Fund GP, L.L.C. (“Shamrock General Partner”), and Shamrock Partners Activist Value Fund, L.L.C. (“Shamrock Partners” and, together with SAVF, SAVF II, SAVF III, and Shamrock General Partner, the “Shamrock Funds”). Pursuant to the filing, SAVF reports that it had shared voting and shared dispositive power over 2,521,213 shares. Pursuant to the filing, SAVF II reports that it had shared voting and shared dispositive power over 1,893 shares. Pursuant to the filing, SAVF III reports that it had shared voting and shared dispositive power over 149,679 shares. Pursuant to the filing, Shamrock General Partner reports that it had shared voting and shared dispositive power over 2,672,785 shares. Pursuant to the filing, Shamrock Partners reports that it had sole voting and sole dispositive power over 2,672,785 shares.

(4)	Information presented is based on a Schedule 13G/A filed with the SEC on February 10, 2009 by The Guardian Life Insurance Company of America (“GLI”), Guardian Investor Services LLC (“GIS”), RS

Investment Management Co. LLC (“RS Investment Management”), and RS Partners Fund. Pursuant to the filing, GLI, GIS, and RS Investment Management report that they had shared voting and shared dispositive power over 2,212,130 shares. Pursuant to the filing, RS Partners Fund reports that it had shared voting and shared dispositive power over 1,444,434 shares.

(5)	Information presented is based on a Schedule 13G filed with the SEC on February 5, 2009 by Barclays Global Investors, NA. (“BGI”), Barclays Global Fund Advisors (“BGF”), Barclays Global Investors, LTD (“Barclays Investors”), Barclays Global Investors Japan Limited (“Barclays Japan Limited”), Barclays Global Investors Canada Limited (“Barclays Canada Limited”), Barclays Global Investors Australia Limited (“Barclays Australia Limited”), and Barclays Global Investors (Deutschland) AG (“Barclays Deutschland”). Pursuant to the filing, BGI reports that it had sole voting power over 558,506 shares and sole dispositive power over 661,595 shares. Pursuant to the filing, BGF reports that it had sole voting power over 817,503 shares and sole dispositive power over 1,139,065 shares. Pursuant to the filing, Barclays Investors reports that it had sole voting power over 600 shares and sole dispositive power over 18,581 shares. Pursuant to the filing, Barclays Japan Limited, Barclays Canada Limited, Barclays Australia Limited, and Barclays Deutschland report that they had no voting power or dispositive power over shares.

(6)	Information presented is based on a Schedule 13G/A filed with the SEC on January 12, 2009 by William Blair & Company, L.L.C. (“William Blair”). Pursuant to the filing, William Blair reports that it had sole voting and dispositive power over all reported shares.

(7)	The number of shares beneficially owned by Mr. Ahitov includes (a) 2,867 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 2,033 shares of unvested restricted stock. Mr. Ahitov disclaims beneficial ownership over any shares owned by the Shamrock Funds even though Mr. Ahitov is the Vice President and Portfolio Manager of Shamrock Capital Advisors, Inc. (an affiliate of SAVF) and also a senior portfolio manager for SAVF, SAVF II, and SAVF III.

(8)	The number of shares beneficially owned by Ms. Bevier includes (a) 55,301 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 2,033 shares of unvested restricted stock.

(9)	The number of shares beneficially owned by Mr. Eskenazy includes (a) 60,801 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009, (b) 2,033 shares of unvested restricted stock, and (c) 8,236 shares held in a margin account.

(10)	All shares beneficially owned by Mr. O’Connor are unvested restricted stock.

(11)	The number of shares beneficially owned by Mr. Sznewajs includes (a) 5,566 shares credited to Mr. Sznewajs’s deferred account under the Outside Directors’ Deferred Compensation Plan, (b) 39,301 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009, and (c) 2,033 shares of unvested restricted stock.

(12)	The number of shares beneficially owned by Mr. Woodard includes (a) 44,301 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 2,033 shares of unvested restricted stock.

(13)	The number of shares beneficially owned by Mr. Cole includes (a) 444,209 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009, (b) 23,925 shares of unvested restricted stock, and (c) 23,178 shares held in trust under the Cole Living Trust, dated August 5, 2003, and any amendments thereto, for the benefit of Mr. Cole and his spouse, with Mr. Cole and his spouse as trustees.

(14)	The number of shares beneficially owned by Mr. Davis includes (a) 25,000 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 15,253 shares of unvested restricted stock.

(15)	The number of shares beneficially owned by Mr. Turner includes (a) 237,926 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 13,711 shares of unvested restricted stock.

(16)	The number of shares beneficially owned by Mr. Rench includes (a) 84,279 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009, (b) 3,905 shares of unvested restricted stock, and (c) 3,046 shares held by his spouse.

(17)	The number of shares beneficially owned by Mr. Camara includes (a) 102,894 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 4,986 shares of unvested restricted stock.

(18)	The number of shares beneficially owned by Mr. Blakely includes (a) 76,894 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 4,986 shares of unvested restricted stock.

(19)	The number of shares beneficially owned by all directors and Named Executive Officers (which group includes all executive officers) as a group includes (a) 1,173,773 shares issuable upon the exercise of options exercisable within 60 days of March 5, 2009 and (b) 77,648 shares of unvested restricted stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for the Review and Approval or Ratification of Transactions with Related Persons

Our Board of Directors has adopted a written policy for the review and approval or ratification of related person transactions. Under the policy, our directors and executive officers and the beneficial owners of 5% of our common stock or other voting securities are expected to disclose to our General Counsel the material facts of any transaction that could potentially be considered a related person transaction promptly on gaining knowledge that the transaction may occur or has occurred. The Audit Committee is authorized to administer this policy, and may amend, modify, and interpret this policy, and take such other action in connection with the administration of the policy, as it deems necessary or desirable; provided, however, any material amendments or modifications to this policy will be recommended to the full Board for its review and approval.

A related person transaction generally is defined as any transaction required to be disclosed under the SEC’s related person transaction disclosure requirement of Item 404(a) of Regulation S-K.

Any potential related person transaction reported to or otherwise made known to the General Counsel is reviewed according to the following procedures:

•	If the General Counsel determines that disclosure of the transaction in our annual proxy statement or annual report on Form 10-K is not required under the SEC’s related person transaction requirement, the transaction will be deemed approved and will be reported to the Audit Committee at its next scheduled meeting.

•	If disclosure of the transaction in our annual proxy statement or annual report on Form 10-K is required under the SEC’s related person transaction requirement, the General Counsel will submit the transaction to the chairperson of the Audit Committee, who will review and, if authorized, will determine whether to approve or ratify the transaction. The chairperson is authorized to approve or ratify any related person transaction involving an aggregate amount of less than $1 million or when it would not be practicable in the judgment of the chairperson and General Counsel to wait for the next Audit Committee meeting to review the transaction.

•	If the transaction is outside the chairperson’s authority, the chairperson will submit the transaction to the Audit Committee for review and approval or ratification.

•	If the transaction to be reviewed and acted upon by the Audit Committee involves a member of the Audit Committee (including the chairperson), the involved member shall recuse himself or herself from deliberations related to the transaction and the other members of the Committee shall take appropriate action.

When determining whether to approve or ratify a related person transaction, the chairperson of the Audit Committee or the Audit Committee, as applicable, will review relevant facts regarding the related person transaction, including:

•	the extent of the related person’s interest in the transaction;

•	whether the terms are comparable to those generally available in arm’s-length transactions; and

•	whether the related person transaction is consistent with the best interests of the Company.

If any related person transaction is ongoing or is part of a series of transactions, the chairperson or the Committee, as applicable, may establish guidelines as necessary to appropriately review the ongoing transaction. After initial approval or ratification of the transaction, the chairperson or the Committee, as applicable, will review the transaction on a regular basis (at least annually).

If any related person transaction is not approved or ratified, the Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its stockholders.

The Shamrock Agreement (as defined below) was considered and approved by the full Board.

Related Person Transactions

Pursuant to an agreement (the “Shamrock Agreement”) dated May 28, 2008, by and among Coinstar, Inc., Shamrock Activist Value Fund, L.P., Shamrock Activist Value Fund II, L.P., Shamrock Activist Value Fund III, L.P., Shamrock Activist Value Fund GP, L.L.C., and Shamrock Partners Activist Value Fund, L.L.C. (collectively, the “Shamrock Group”), Coinstar increased the size of its board of directors by one member to eight members, and, to fill that vacancy, appointed Arik A. Ahitov, a director nominated by the Shamrock Group, and agreed to generally support the nomination of Mr. Ahitov through the end of our 2010 Annual Meeting of Stockholders. The Shamrock Group collectively beneficially owns greater than 5% of Coinstar. If the Shamrock Group’s holdings of Coinstar common stock become 1,856,377 or fewer shares, then pursuant to the Shamrock Agreement, the Shamrock Group will use good faith efforts to cause its nominated director to resign from the board of directors. In addition to the appointment of the director nominated by the Shamrock Group, Coinstar agreed to increase the size of its board of directors to nine directors and fill that vacancy with an independent director no later than March 1, 2009, whose term will expire at the 2009 Annual Meeting. Coinstar increased the size of the Board and, on February 27, 2009, appointed Daniel W. O’Connor to fill that vacancy. In addition, as part of the Shamrock Agreement, the Shamrock Group made certain covenants regarding proxy solicitation and voting through the end of the 2010 Annual Meeting.

Mr. Ahitov receives the standard compensation received by Coinstar non-employee directors. The components of Coinstar’s standard non-employee director cash and equity compensation are described above under “2008 Director Compensation.” Mr. Ahitov’s cash fees are paid to Shamrock Capital Advisors, Inc., where Mr. Ahitov is a Vice President and Portfolio Manager. In addition, pursuant to the Shamrock Agreement, Coinstar reimbursed the Shamrock Group $350,000 for its out-of-pocket expenses relating to its director nominations made pursuant to its 2008 proxy statement filings and entering into the Shamrock Agreement.

Director Independence

The Nasdaq Marketplace Rules require that a majority of our directors be “independent,” as defined by Nasdaq Marketplace Rule 4200(a)(15). The Board of Directors, following the review and recommendation of the Nominating and Governance Committee, reviewed the independence of our directors, including whether specified transactions or relationships exist currently, or existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Coinstar and our subsidiaries, certain other affiliates, or our independent registered public accounting firm. In the review, the placement of Coinstar products and services in West Coast Bank locations, which are owned and operated by West Coast Bancorp, of which Mr. Sznewajs is the president, chief executive officer, and a member of the board of directors, was considered. In addition, the independence of a director who was an officer of a company whose parent company has an investment in a company that has a business relationship with Coinstar, was considered. Further, Mr. Ahitov’s affiliations with Shamrock funds and their affiliates, collectively a greater than 5% beneficial owner of Coinstar, were considered. As a result of the review, the Board determined that all of the directors, including Mr. Grinstein and Mr. Rouleau during their service on the Board, and except for Mr. Cole, who is an employee, were “independent” under the applicable Nasdaq Marketplace Rules described above. All of the members of each of the Audit, Compensation, and Nominating and Governance committees, including Mr. Grinstein and Mr. Rouleau, met the criteria for independence prescribed by Nasdaq.

Item 14.	Principal Accounting Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

In connection with the audit of the 2008 financial statements and internal control over financial reporting, we entered into an engagement letter with KPMG LLP that sets forth the terms by which KPMG LLP will perform audit services for Coinstar. That agreement is subject to alternative dispute resolution procedures, an exclusion of punitive damages, and various other provisions.

We incurred the following fees for services performed by KPMG LLP, our principal auditor, for fiscal years 2007 and 2008, inclusive of out-of-pocket expenses. Consistent with SEC guidelines, the amounts disclosed below for Audit Fees for each fiscal year reflect fees billed or expected to be billed by KPMG LLP, even if KPMG LLP has not yet invoiced Coinstar for such services as of the date of this Amendment. The amounts disclosed for Audit-Related, Tax, and All Other Fees for each fiscal year include amounts billed for such services by KPMG LLP, even if KPMG LLP did not bill Coinstar for such services until after the fiscal year-end.

Audit Fees

2008	$3,052,400
2007	$1,674,932

Audit Fees consist of fees for professional services rendered for the audit of our consolidated annual financial statements, reviews of our interim consolidated financial statements included in quarterly reports, and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including relating to the SEC. Audit Fees for 2008 included $955,097 in connection with the audit of Redbox financial statements for the fiscal years ended December 31, 2005, 2006, 2007, and 2008, which had been approved by the Redbox board of directors prior to Coinstar’s acquisition of a majority ownership interest in the voting equity of Redbox on January 18, 2008, and $149,544 in connection with professional services rendered related to the contemplated initial public offering of Redbox.

Audit-Related Fees

2008	$0
2007	$0

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

2008	$146,317
2007	$168,779

Tax Fees consist of fees for professional services rendered for assistance with federal, state, and international tax compliance, tax advice, and tax planning. All Tax Fees for 2007 and 2008 related to tax compliance services, consultation, and tax planning.

All Other Fees

2008	$0
2007	$0

Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm’s Services

The Audit Committee has considered the non-audit services provided by KPMG LLP as described above and believes that they are compatible with maintaining KPMG LLP’s independence as Coinstar’s principal registered public accounting firm.

Pursuant to its charter, the Audit Committee pre-approves the retention of Coinstar’s independent registered public accounting firm for all audit, review, and attest engagements and all non-audit services that the independent registered public accounting firm are permitted to provide the Company and approves the fees for all such services, other than de minimis non-audit services as allowed by applicable law. Pre-approval of audit and non-audit services is exclusive to the Audit Committee and may not be delegated to management. The Audit Committee has delegated pre-approval authority to the chairperson of the Audit Committee. The chairperson is required to report his decisions to the Audit Committee at regularly scheduled meetings and may not authorize the approval of any audit, audit-related, or non-audit services for which the total amount to be paid by Coinstar will exceed $50,000. In 2008, the Audit Committee pre-approved 100% of the Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees listed above, other than those Audit Fees approved by the Redbox board of directors prior to Coinstar’s acquisition of a majority ownership interest in the voting equity of Redbox on January 18, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(3) Exhibit Index:

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ David W. Cole
Name: David W. Cole
Title: Chief Executive Officer
Date: March 27, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.