Form 10-Q
period 2009-03-31
COINSTAR INC
filed 2009-05-11
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2009

Common Stock, $0.001 par value	30,187,638

COINSTAR, INC.
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	Page 3

Consolidated Statements of Operations for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited)	Page 4

Consolidated Statement of Equity and Comprehensive Income for the three month period ended March 31, 2009 (unaudited)	Page 5

Consolidated Statements of Cash Flows for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited)	Page 6

Notes to Consolidated Financial Statements for the three month periods ended March 31, 2009 and March 31, 2008 (unaudited)	Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 26

Item 4. Controls and Procedures	Page 26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	Page 27

Item 1A. Risk Factors	Page 27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 27

Item 6. Exhibits	Page 28

SIGNATURE	Page 29
EX-10.4
EX-10.8
EX-10.12
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-10.25
EX-10.26
EX-10.27
EX-10.28
EX-10.29
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COINSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,431	$66,408
Cash in machine or in transit	42,641	34,583
Cash being processed	76,734	91,044
Accounts receivable, net of allowance for doubtful accounts of $3,456 and $2,702 at March 31, 2009 and December 31, 2008, respectively	60,209	51,908
Inventory	99,872	92,247
Deferred income taxes	9,352	6,881
Prepaid expenses and other current assets	25,821	24,715

Total current assets	374,060	367,786
PROPERTY AND EQUIPMENT, NET	367,367	352,753
DEFERRED INCOME TAXES	45,011	4,338
OTHER ASSETS	9,293	8,061
INTANGIBLE ASSETS, NET	40,784	43,385
GOODWILL	288,734	290,391

TOTAL ASSETS	$1,125,249	$1,066,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$122,190	$132,194
Accrued payable to retailers and agents	109,012	118,503
Other accrued liabilities	90,939	101,487
Current portion of long-term debt and capital lease obligations	27,445	31,919

Total current liabilities	349,586	384,103
LONG-TERM DEBT, CAPITAL LEASE OBLIGATIONS AND OTHER	463,210	319,451
DEFERRED TAX LIABILITY	129	12,072

TOTAL LIABILITIES	812,925	715,626

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 32,124,664 and 30,181,151 issued and 30,198,583 and 28,255,070 shares outstanding at March 31, 2009 and December 31, 2008, respectively	363,885	369,735
Accumulated deficit	(709)	(2,672)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(10,021)	(6,204)

Total stockholders’ equity	312,324	320,028

Non-controlling interest	—	31,060

Total equity	312,324	351,088

TOTAL LIABILITIES AND EQUITY	$1,125,249	$1,066,714

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Month Periods
	Ended March 31,
	2009	2008
REVENUE	$271,155	$190,519
EXPENSES:
Direct operating (1)	192,026	131,310
Marketing	5,135	2,803
Research and development	1,257	1,246
General and administrative	33,298	21,096
Depreciation and other (1)	23,145	16,971
Amortization of intangible assets	2,181	2,342

Income from operations	14,113	14,751
OTHER INCOME (EXPENSE):
Foreign currency loss and other	(159)	(1,128)
Interest income	114	259
Interest expense	(6,539)	(4,916)
Loss from equity investments	—	(580)

Income before income taxes	7,529	8,386
Income tax expense	(1,939)	(2,512)

NET INCOME	5,590	5,874
Less: Net income attributable to non-controlling interests	(3,627)	(3,173)

NET INCOME ATTRIBUTABLE TO COINSTAR, INC.	$1,963	$2,701

(1)	“Direct operating” above excludes depreciation and other of $18.9 million and $15.2 million for the three month periods ended March 31, 2009 and March 31, 2008, respectively.

EARNINGS PER SHARE:
Basic earnings per share attributable to Coinstar, Inc.	$0.07	$0.10
Diluted earnings per share attributable to Coinstar, Inc.	$0.07	$0.10

WEIGHTED SHARES OUTSTANDING:
Basic	28,933	27,783
Diluted	29,212	28,236
See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
Three Month Period Ended March 31, 2009
(in thousands, except share data)
(unaudited)

					Accumulated
			Retained Earnings		Other
	Common Stock		(Accumulated	Treasury	Comprehensive	Non- controlling		Comprehensive
	Shares	Amount	Deficit)	Stock	Loss	Interest	Total	Income (Loss)
BALANCE, December 31, 2008	28,255,070	$369,735	$(2,672)	$(40,831)	$(6,204)	$31,060	$351,088
Proceeds from exercise of stock options, net	28,187	115					115
Stock-based compensation expense	167,424	2,446				349	2,795
Tax deficiency on stock-based compensation expense		(153)					(153)
Purchase of non-controlling interest in Redbox, net of $55,778 deferred tax benefit		(56,751)				(35,036)	(91,787)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493					48,493
Net income			1,963			3,627	5,590	$5,590
Loss on short-term investments net of tax benefit of $12					(19)		(19)	(19)
Foreign currency translation adjustments net of tax benefit of $46					(3,732)		(3,732)	(3,732)
Interest rate hedges on long-term debt net of tax benefit of $42					(66)		(66)	(66)

Comprehensive income								1,773
Less: Comprehensive income attributable to non-controlling interests								(3,627)

Total comprehensive loss								$(1,854)

BALANCE, March 31, 2009	30,198,583	$363,885	$(709)	$(40,831)	$(10,021)	$—	$312,324

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Month Periods
	Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income attributable to Coinstar, Inc.	$1,963	$2,701
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	23,145	16,971
Amortization of intangible assets and deferred financing fees	2,347	2,444
Write-off of acquisition costs	1,262	—
Non-cash stock-based compensation	2,795	2,114
Excess tax benefit on share-based awards	(33)	(148)
Deferred income taxes	1,742	2,449
Income from equity investments	—	580
Non-controlling interest	3,627	3,173
Other	236	(4)
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(8,778)	13,989
Inventory	(7,598)	(3,380)
Prepaid expenses and other current assets	(3,029)	(4,008)
Other assets	526	(138)
Accounts payable	(9,636)	(2,152)
Accrued payable to retailers and agents	(8,395)	(8,864)
Other accrued liabilities	(11,803)	(3,211)

Net cash (used) provided by operating activities	(11,629)	22,516
INVESTING ACTIVITIES:
Purchase of property and equipment	(37,280)	(31,883)
Acquisitions, net of cash acquired of $43,621	—	(21,485)
Proceeds from sale of fixed assets	170	769

Net cash used by investing activities	(37,110)	(52,599)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(6,771)	(4,079)
Net borrowings on credit facility	55,000	34,500
Financing costs associated with revolving line of credit	(1,905)	—
Cash used to purchase remaining non-controlling interests in Redbox	(10,083)	—
Excess tax benefit on share-based awards	33	148
Proceeds from exercise of stock options	418	3,093

Net cash provided by financing activities	36,692	33,662

Effect of exchange rate changes on cash	(1,182)	1,372

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(13,229)	4,951

CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	192,035	196,592

End of period	$178,806	$201,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$4,788	$2,498
Cash paid during the period for income taxes	385	4,155

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration for purchase of Redbox non-controlling interest	$149,598	$—
Purchase of vehicles financed by capital lease obligations	1,354	640
Accrued acquisition costs	—	10,170
See notes to consolidated financial statements

COINSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Month Periods Ended March 31, 2009 and 2008
(unaudited)
NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of company: Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a multi-national company offering a range of 4th Wall® solutions for retailers’ storefronts. Our services consist of self-service coin counting, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, self-service DVD kiosks where consumers can rent or purchase movies, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products. Our services, in one form or another, are offered in supermarkets, mass merchandisers, warehouse clubs, drugstores, universities, shopping malls and convenience stores in the United States, Canada, Mexico, Puerto Rico, Ireland, the United Kingdom and other countries. As of March 31, 2009, we had an approximate total of:

Coin-counting machines	18,400	*
Entertainment services machines	142,000
DVD kiosks	15,400
Money transfer services locations	41,000
E-payment point-of-sale terminals	23,000
E-payment enabled coin-counting kiosks	11,000

*	Amount includes 11,000 E-payment coin-counting kiosks.
     Basis of presentation: The unaudited consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.
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
     In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. On February 26, 2009 we purchased all remaining interests in Redbox (see Note 2).
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
Revenue recognition: We recognize revenue as follows:
•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting machines. Cash deposited in machines that has not yet been collected is referred to as cash in machine and is reported in our consolidated balance sheet under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•	DVD revenue is recognized during the term of a customer’s rental transaction or purchase and is recorded net of applicable sales taxes;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet under the caption “Cash in machine or in transit”. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $3.7 million and $3.0 million at March 31, 2009 and December 31, 2008, respectively;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.
     Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of March 31, 2009, the cumulative change in the fair value of the swaps, which was $7.6 million, was recorded in other comprehensive income, net of tax of $3.0 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010. The following table provides information about our interest rate swaps:

		Fair value
		March 31,	December 31,
	Balance sheet location	2009	2008
		(in thousands)
Interest rate swap	Other accrued liabilities	$7,574	$7,466
     Fair value: In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measures (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures. Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities.
     In 2008, we elected to defer implementation of SFAS 157 related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The adoption of SFAS 157 for our non-financial assets and non-financial liabilities did not have a material impact to our consolidated financial statements.
     SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

• Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

• Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

• Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions
     The following table presents our financial assets that have been measured at fair value as of March 31, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of March 31, 2009
	Level 1	Level 2	Level 3
Short-term investment	$1,860	—	—
Interest rate swap liability	—	$7,574	—
     Recent accounting pronouncements: In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of SFAS 141R resulted in the recognition of $1.3 million in acquisition related expenses in our results of operation for the three months ended March 31, 2009.
     In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for interim and annual periods beginning on or after December 15, 2008. The adoption of SFAS 160 changed our reporting presentation for non-controlling interests and impacted our consolidated financial position, results of operations and cash flows related to the purchase of non-controlling interests in Redbox as described in Note 2.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations or cash flows.
     Contingency: In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $7 million at March 31, 2009), plus interest. The arbitration is scheduled for December 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. The case is stayed pending resolution of the arbitration.

NOTE 2: PURCHASE OF NON-CONTROLLING INTERESTS IN REDBOX
     In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we have accounted for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
     On February 26, 2009, we closed the transaction announced on February 12, 2009 (the “GAM Transaction”), whereby we agreed under a Purchase and Sale Agreement (the “GAM Purchase Agreement”) with GetAMovie, Inc. (“GAM”) to acquire (i) GAM’s 44.4% voting interests (the “Interests”) in Redbox and (ii) GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million (the “Note”), in exchange for a combination of cash and our common stock, par value $0.001 per share (the “Common Stock”).
     On February 26, 2009, we purchased the Interests and the Note, paying initial consideration to GAM in the form of cash in the amount of $10.0 million and 1.5 million shares of Common Stock. Pursuant to the GAM Purchase Agreement, these shares were valued at $27.7433 each (based on the average of the volume weighted average price per share of Common Stock for each of the eight NASDAQ trading days prior to, but not including, the date of issuance (the “VWAP Price”)). We also will pay deferred consideration to GAM in cash and/or shares of Common Stock at our election and subject to the satisfaction of certain conditions at one or more later dates, with at least 50% of such deferred consideration payable by July 31, 2009 and the remaining 50% payable by October 30, 2009, subject to mandatory prepayment on the occurrence of certain events. On April 30, 2009, we paid approximately $69.5 million to GAM, and the remaining deferred consideration payable to GAM is expected to be between $17.9 million and $20.8 million.
     In addition, on February 26, 2009, the Company purchased the remaining outstanding interests of Redbox from non-controlling interest and non-voting interest holders in Redbox under similar terms to those of the GAM Purchase Agreement, issuing 146,039 unregistered shares of Common Stock and an aggregate of 101,863 shares of Common Stock pursuant to already existing effective registration statements and paying $83,000, as initial consideration. Such parties also are entitled to receive deferred consideration in cash and/or shares of Common Stock at such date(s) as GAM is paid deferred consideration. Any consideration paid or to be paid in shares of Common Stock to these parties has or will be valued in the same manner as any consideration paid or to be paid in shares of Common Stock to GAM and such shares will either be newly issued, unregistered shares of Common Stock with similar registration rights to those of GAM or newly issued shares of Common Stock for which we already have an existing effective registration statement. On April 30, 2009, we paid $12.2 million in the aggregate to the former minority and non-voting interest holders, and the remaining deferred consideration payable is expected to be between $3.2 million and $3.7 million.
     The purchase of the non-controlling interest in Redbox was a change of our ownership interest in a previously consolidated subsidiary. Such change was accounted for as an equity transaction in accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. There was no gain or loss recorded in the consolidated net income or comprehensive income. The difference, approximately $112.5 million, between the fair value of the consideration paid and the amount of the non-controlling interest was recognized as a reduction to equity attributable to us. This difference will be amortized over fifteen years for tax purposes. As a result, we recognized a deferred tax benefit of $43.8 million in equity. In addition, we made an IRS code section 754 election resulting in an additional deferred tax benefit of $11.9 million in equity. After taking these two tax benefits into consideration the difference is $56.8 million, which was recorded in the equity section of our balance sheet.
     Secured credit facility: On November 20, 2007, we entered into a senior secured revolving line of credit facility, as amended on February 12, 2009 which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. We may, subject to applicable conditions, request an increase in the revolving line of credit facility up to an aggregate of an additional $50.0 million. Fees for this amended facility of approximately $3.4 million are being amortized through November 2012. The accounting for the deferred financing costs was recognized according to EITF 98 — 14 Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangement. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The credit facility matures on November 20, 2012, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of March 31, 2009, our outstanding revolving line of credit balance was $325.0 million. As a part of amendment in February 2009, Redbox will become a guarantor of our debt and Redbox financial results will be included in our debt covenant calculation requirement. See Note 7 for additional information regarding the Amended and Restated Credit Agreement.
NOTE 3: PROPERTY AND EQUIPMENT

	March 31,	December 31,
	2009	2008
	(in thousands)
Machines	$645,756	$612,583
Computers	33,199	32,277
Office furniture and equipment	13,642	13,202
Vehicles	21,898	21,611
Leasehold improvements	3,675	3,715

	718,170	683,388
Accumulated depreciation and amortization	(350,803)	(330,635)

	$367,367	$352,753

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
     The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Three Month Periods
	Ended March 31,
	2009	2008
Expected term (in years)	3.7	3.7
Expected stock price volatility	38%	35%
Risk-free interest rate	1.4%	2.1%
Expected dividend yield	0%	0%
Estimated fair value per option granted	$8.82	$9.42
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
     The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense during the periods indicated:

	Three Month Periods
	Ended March 31,
	2009	2008
	(in thousands)
Stock-based compensation expense	$2,795	$2,114
Related deferred tax benefit	844	434
     Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.
     The following table presents a summary of the stock option activity for the three months ended March 31, 2009 (shares in thousands):

		Weighted
		average exercise
	Shares	price
OUTSTANDING, December 31, 2008	2,689	$25.24
Granted	571	$29.03
Exercised	(28)	$21.51
Cancelled, expired or forfeited	(74)	$30.17

OUTSTANDING, March 31, 2009	3,158	25.83

EXERCISABLE, March 31, 2009	1,968	23.37

     As of March 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $9.4 million. This expense is expected to be recognized over a weighted average period of approximately 2.7 years. During the three month period ended March 31, 2009, the total intrinsic value of stock options exercised was approximately $0.3 million. At March 31, 2009, there were 4.2 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.5 million shares were available for future grants.
     Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.
     The following table presents a summary of the restricted stock award activity for the three months ended March 31, 2009 (shares in thousands):

		Weighted
		average
		grant date
	Shares	fair value
NON-VESTED, December 31, 2008	135	$30.36
Granted	186	28.94
Vested	(65)	30.08
Forfeited	(9)	31.16

NON-VESTED, March 31, 2009	247	29.93

     Compensation expense related to our restricted stock awards totaled approximately $1.2 million for the three month period ended March 31, 2009. Compensation expense related to our restricted stock awards totaled approximately $0.5 million for the three month period ended March 31, 2008. As of March 31, 2009 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $6.2 million. This expense is expected to be recognized over a weighted average period of approximately 2.3 years. During the three month period ended March 31, 2009, the total fair value of restricted stock awards vested was approximately $1.8 million.
NOTE 5: INCOME PER SHARE
     Basic earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and vesting of certain non-vested restricted stock awards, are included in the calculation of diluted earnings per share to the extent such shares are dilutive.

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Month Periods
	Ended March 31,
	2009	2008
	(in thousands)
Numerator:
Net income attributable to Coinstar, Inc.	$1,963	$2,701

Denominator:
Weighted average shares for basic calculation	28,933	27,783
Incremental shares from employee stock options and awards	279	453

Weighted average shares for diluted calculation	29,212	28,236

     For the three month period ended March 31, 2009, options and certain restricted stock awards totaling approximately 1.0 million shares of common stock were excluded from the computation of earnings per common share because their impact would be antidilutive. For the three month period ended March 31, 2008, options and restricted stock awards totaling approximately 0.9 million shares of common stock were excluded from the computation of earnings per common share because their impact would be antidilutive.
NOTE 6: BUSINESS SEGMENT INFORMATION
     FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report, on an interim basis, separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. The following table presents revenue by product lines:

	Three Month Periods
	Ended March 31,
	2009	2008
	(in thousands)
Revenue:
Coin and entertainment services:
Coin revenue	$57,987	$59,243
Entertainment revenue	32,387	44,225

Subtotal	90,374	103,468

DVD services	154,697	60,513	*
Money transfer services	19,931	20,470
E-payment services	6,153	6,068

Consolidated revenue	$271,155	$190,519

*	DVD services revenue above for 2008 does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. See Note 2.
     Our operating costs included in our shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. Because our field operations are fully integrated with our Coin and Entertainment services, our CEO allocates resources and evaluates Coin and Entertainment services results, as well as makes decisions, on a combined basis. Therefore, our Coin and Entertainment services are considered one segment for reporting purposes. In addition, our CEO manages our business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation and amortization and stock compensation expense (“segment operating income (loss)”). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments. Stock-based compensation expense and depreciation and amortization expenses are not allocated to our four operating segments.
     The following table summarizes our income from operations, by segment for the period indicated:

	Three Month Periods
	Ended March 31,
	2009	2008
	(in thousands)
Operating income before depreciation/amortization and unallocated expenses:
Coin and entertainment services	$19,550	$24,803
DVD services	26,617	12,869
Money transfer services	(3,808)	(1,823)
E-payment services	(125)	329

Subtotal	42,234	36,178

Depreciation/amortization and unallocated corporate expenses:
Depreciation, amortization and other	(25,326)	(19,313)
Unallocated expense — stock-based compensation	(2,795)	(2,114)

Subtotal	(28,121)	(21,427)

Consolidated income from operations	$14,113	$14,751

	March 31,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Total assets:
Coin and entertainment services	$508,632	$473,256
DVD services	445,178	378,092
Money transfer services	117,123	105,645
E-payment services	39,083	35,963
Unallocated corporate assets	15,233	73,758

Consolidated assets	$1,125,249	$1,066,714

     The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Three Month Periods
	Ended March 31,
	2009	2008
	(in thousands)
Revenue:
North America	$256,656	$174,375
International	14,499	16,144

Total revenue	$271,155	$190,519

Net income (loss) attributable to Coinstar, Inc.:
North America	$4,712	$6,568
International	(2,749)	(3,867)

Total net income	$1,963	$2,701

	March 31,	December 31,
	2009	2008
	(in thousands)
Total assets:
North America	$1,107,194	$1,025,362
International	119,431	138,868
Intercompany eliminations	(101,376)	(97,516)

Total assets	$1,125,249	$1,066,714

     Our Coin and Entertainment, DVD, Money Transfer and E-payment services are primarily located within retailers. The only retailer that accounted for 10% or more of our consolidated revenues during the first quarters of 2009 and 2008 was Wal-Mart Stores Inc, which accounted for 22.4% of our consolidated revenue in the first quarter of 2009 and 17.5% of our consolidated revenues in the first quarter of 2008.
NOTE 7: SUBSEQUENT EVENT
     On April 29, 2009, we modified our credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provides for a new two-year $62.5 million term loan (the “Term Facility”), proceeds of which, net of fees and closing costs, have been used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009 (the “Redbox Obligation”). The Amended and Restated Credit Agreement allowed us to, subject to meeting certain conditions, make a single request on or before May 28, 2009 to increase the commitment under the Term Facility by a minimum amount of $10.0 million and up to a maximum amount that would not cause the total commitment under the Term Facility to exceed $100.0 million after giving effect to such increase. Pursuant to this provision, on April 30, 2009 an additional lender increased the commitment under the Term Facility by $25.0 million. A portion of the proceeds of this increase has also been used to pay a portion of the Redbox Obligation. After the increase on April 30, 2009, we are not entitled under the terms of the Amended and Restated Credit Agreement to additional increases under the Term Facility.
     The interest rate applicable to the Term Facility is based upon, at our election, the Eurodollar Rate or the Base Rate, in each case plus an applicable margin that is determined by our consolidated leverage ratio. The applicable margins for the Term Facility are set forth below.

Pricing Level	Consolidated Leverage Ratio	Eurodollar Rate +	Base Rate +
1	≤1.50 to 1.00	3.75	2.75
2	>1.50 to 1.00 but ≤2.00 to 1.00	4.00	3.00
3	>2.00 to 1.00 but ≤2.50 to 1.00	4.25	3.25
4	>2.50 to 1.00 but ≤3.00 to 1.00	4.50	3.50
5	>3.00 to 1.00	4.75	3.75

     Interest on the Term Facility is payable quarterly in arrears for amounts bearing interest determined by the Base Rate or the Eurodollar Rate where the interest period exceeds three months. Otherwise, interest on the Term Facility is payable in arrears on the last day of the interest period applicable to the amounts borrowed under the Term Facility. Principal of and accrued interest on the Term Facility is payable on April 29, 2011. We may prepay amounts borrowed under the Term Facility without premium or penalty (other than Eurodollar breakage costs), but amounts prepaid may not be reborrowed.
     The Amended and Restated Credit Agreement does not modify the amount of the $400.0 million revolving credit facility (the “Revolving Facility”) that was provided for in the Original Credit Agreement, provided that the provision of the Original Credit Agreement that allowed us to increase the size of the Revolving Facility by up to $50.0 million (subject to obtaining commitments from lenders for such increase) was deleted in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement did not modify the interest rates or commitment fees that apply to the Revolving Facility. The Term Facility is subject to the same affirmative and negative covenants and events of default that govern the Revolving Facility.
     As noted above, we have used proceeds of the Term Facility, as increased on April 30, 2009, to pay a portion of the Redbox Obligation. On April 30, 2009, we paid approximately $69.5 million to GetAMovie, Inc. (“GAM”) and approximately $12.2 million in the aggregate to the former minority and non-voting interest holders in Redbox. After the payments on April 30, 2009, the remaining deferred consideration payable to GAM is expected to be between approximately $17.9 million and $20.8 million and the remaining deferred consideration payable to the former minority and non-voting interest holders in Redbox is expected to be between approximately $3.2 million and $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item IA of Part II of this Quarterly Report on Form 10-Q and in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Overview
     We are a multi-national company offering a range of 4th Wall® solutions for retailers’ storefronts. The 4th Wall is typically an area between the cash registers and front door of retail locations that in the past has generally not been managed to optimize revenue per square foot. Our services consist of self-service coin counting, self-service DVD kiosks where consumers can rent or purchase movies, entertainment services such as skill-crane machines, bulk vending machines and kiddie rides, money transfer services, and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products. Our products and services can be found at more than 90,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants and money transfer agent locations.
Management of Business Segments
     In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to:
•	Coin and Entertainment services — We offer self-service coin-counting services and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We own and service all of our coin-counting and entertainment services machines, providing a convenient and trouble-free service to retailers. We own and operate the only multi-national fully-automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and in the United Kingdom. We generate revenue from coin-counting transaction fees from our customers and business partners. We also generate revenue from money deposited into our entertainment machines for plush toys, novelties and other items.

•	DVD services — Through Redbox and DVDXpress, we offer self-service DVD offerings through kiosks where consumers can rent or purchase movies. Our DVD kiosks supply the functionality of a traditional video rental store, yet usually occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. We generate revenue primarily through fees charged to rent or purchase a DVD.

•	Money Transfer services — Through Coinstar Money Transfer (“CMT”) and GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost-effective way to send money around the world. We generate revenue primarily through commissions earned on money transfer transactions.

•	E-payment services — We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services.

     We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income/loss before depreciation and amortization and stock compensation expense (“segment operating income/loss”). Segment operating income/loss contains the internally allocated costs including the shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology.
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
Purchase of the remaining non-controlling interests in Redbox
     Effective on January 18, 2008, when we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
     On February 26, 2009, we purchased the remaining outstanding interests of Redbox from GetAMovie, Inc. (“GAM”) and other minority interest holders, and GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million, and paid initial consideration in the form of cash in the amount of $10.1 million and 1.7 million shares of our common stock valued at $27.7433 per share. Redbox is now a wholly-owned subsidiary of Coinstar.
     The purchase of the non-controlling interest in Redbox was a change of our ownership interest in a previously consolidated subsidiary. Such change was accounted for as an equity transaction in accordance with FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. There was no gain or loss recorded in the consolidated net income or comprehensive income. The difference, approximately $112.5 million, between the fair value of the consideration paid and the amount of the non-controlling interest was recognized as a reduction of equity attributable to us. This difference will be amortized over fifteen years for tax purposes. As a result, we recognized a deferred tax benefit of $43.8 million in equity. In addition, we made an IRS code section 754 election resulting in an additional deferred tax benefit of $11.9 million in equity. After taking these two tax benefits into consideration the difference is $56.8 million, which was recorded in the equity section of our balance sheet.
Recent events
     On April 29, 2009, we modified our credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating it in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provided for a new term loan, proceeds of which, net of fees and closing costs, have been used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009 (the “Redbox Obligation”). See “Liquidity and Capital Resources — Credit Facility” below.
     We have used the proceeds of the new term loan to pay a portion of the deferred compensation payable to GAM and other former minority interest holders. On April 30, 2009, we paid approximately $69.5 million to GAM and approximately $12.2 million in the aggregate to the former minority and non-voting interest holders in Redbox. The remaining deferred consideration payable to GAM is expected to be between approximately $17.9 million and $20.8 million and the remaining deferred consideration payable to the former minority and non-voting interest holders in Redbox is expected to be between approximately $3.2 million and $3.7 million.
Results of Operations
Summary of operating results

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Total consolidated revenue	$271.2	$190.5	$80.7	42.4%
Total consolidated income from operations	$14.1	$14.8	$(0.7)	-4.7%
     The increase in our consolidated revenue was driven primarily by our DVD service segment as a result of the increased numbers of DVD installed kiosks in our retailers’ locations and same unit sales growth. The increase was partially offset by the decrease of our Coin and Entertainment service revenue due to the reduced numbers of our entertainment machines at Wal-Mart and a decision to resign in certain lower performing accounts. In addition, the unfavorable economy also negatively impacted our consolidated revenue.
     Our consolidated income from operations was $14.1 million and $14.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Our total segment operating profit, before depreciation, amortization and other of $25.3 million and stock compensation expense of $2.8 million totaled $42.2 million for the first quarter of 2009, compared to $36.2 million from the prior-year first quarter. The increase of $6.0 million was offset by depreciation and amortization due to the increase in installations of DVD kiosks.
Segment Revenue/Operating income (loss)
Coin and Entertainment services

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Coin and Entertainment services revenue	$90.4	$103.4	$(13.0)	-12.6%
Coin and Entertainment services operating income	$19.6	$24.8	$(5.3)	-21.2%
     The decrease of $13.0 million in Coin and Entertainment revenue was primarily driven by a decrease in entertainment services revenue as a result of the slower economic environment, less foot traffic at our retailers’ location, and the reduced numbers of our entertainment machines at Wal-Mart and a decision to resign certain lower performing accounts. Our coin counting service revenue also decreased, to a lesser extent, due to the unfavorable impact of foreign exchange rates in our operations in the United Kingdom.
     The decrease of $5.3 million in segment operating income is the result of the decline in segment revenues, offset by the cost reduction in the direct operating expense associated with the fees and commissions paid to the retailers, coin pick-up transportation, as well as the management efforts to control our field service team expense to coincide with the revenue decrease.
DVD services

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
DVD services revenue	$154.7	$60.5	$94.2	155.7%
DVD services operating income	$26.6	$12.9	$13.7	106.3%
     DVD services revenue reported for the first quarter of 2008 above does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. The remaining increase of $83.2 million in segment revenue was driven by new unit placements, resulting in an additional 7,500 DVD kiosks installed primarily with major retailers compared to the first quarter of 2008. The increase was also due to same unit sales growth.

     The increase of $13.7 million in segment operating profit reflects the favorable revenue increase, offset by the DVD library costs to support the rental transactions, additional marketing activities to attract new and repeat customers, and general and administration expenses to sustain the growth of the segment.
Money Transfer services

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Money Transfer services revenue	$19.9	$20.5	$(0.6)	-2.9%
Money Transfer services operating loss	$(3.8)	$(1.8)	$(2.0)	111.6%
     The decline in segment revenue was mainly from a decline in the average amount per money transfer transaction. Although the total number of wire transactions is up 14% year over year, the average amount per wire transaction has decreased approximately 7% compared to the prior year due to the softening economy. The decrease was also due to the decline in money order services both in number of transactions and the average amount per transaction.
     The increase of $2.0 million in segment operating loss was primarily due to the write-off of in-process acquisition related costs of approximately $1.3 million, and the reduction of revenues.
E-payment services

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
E-payment revenue	$6.2	$6.1	$0.1	1.6%
E-payment operating (loss) income	$(0.1)	$0.3	$(0.4)	-141.7%
     The increase in segment revenue was from our UK gift card subsidiary. Prepaid card sales in US were rather flat in comparison to the first quarter of 2008.
     The decrease of $0.4 million in segment operating loss reflected the higher cost of marketing promotion and our focus on domestic and international expansion in this growing industry in the recent periods, resulting in the higher expenses.
Expenses
Direct Operating Expenses
     Our direct operating expenses consist primarily of (1) amortization of our DVD inventory, (2) the percentage of transaction fees and commissions we pay to our retailers and agents, (3) field operations support, (4) coin pick-up transportation and processing expenses and credit card fees and (5) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines. Variations in the percentage of transaction fees and commissions we pay to our retailers and agents may result in increased expenses. Such variations are based on our evaluation of certain factors, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives, or other criteria.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Direct operating expenses	$192.0	$131.3	$60.7	46.2%
as a % of Total Revenue	70.8%	68.9%
     Direct operating expenses increased in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 primarily as a result of increased direct operating expenses related to the growth of DVD services, which runs at higher direct operating expenses, primarily due to the amoritization of DVD inventory costs, as a percentage of revenue than our historical business. The increase in direct operating expenses for DVD services was $70.3 million for the three month period ended March 31, 2009. These increases were partially offset by the decrease from our Coin and Entertainment direct operating expenses in the amount of $7.5 million. The decrease for Coin and Entertainment services direct operating expenses is consistent with the decline in Coin and Entertainment revenue; more specifically due to the cost reduction associated with the fees and commission paid to the retailers, coin pick-up transportation, as well as management efforts to control our field service team expense to coincide with the revenue decrease.

Marketing
     Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing and public relation efforts in national and regional advertising and the major international markets in which we operate our Money Transfer services.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Marketing	$5.1	$2.8	$2.3	82.1%
as a % of Total Revenue	1.9%	1.5%
     Marketing expenses increased in the three month period ended March 31, 2009 compared to three month period ended March 31, 2008 primarily as a result of the growth of DVD services. Marketing expenses for DVD services increased $1.9 million for the first quarter of 2009 compared to the first quarter of 2008. The remaining increase in marketing expenses was due to an increase of $0.6 million in marketing expenses for Money Transfer services.
Research and Development
     Our research and development expenses consist primarily of development costs of our coin-counting machine software, network applications, machine improvements and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Research and development	$1.3	$1.2	$0.1	8.3%
as a % of Total Revenue	0.5%	0.6%
     Research and development expenses have remained relatively consistent for the three month periods ended March 31, 2009 and March 31, 2008. We intend to continue to invest at these levels in research and development in the coming years.
General and Administrative
     Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
General and administrative	$33.3	$21.1	$12.2	57.8%
as a % of Total Revenue	12.3%	11.1%
      General and administrative expenses increased in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 primarily as a result of increased administrative costs to sustain the growth of the DVD business segment. The increase is also due to the write-off of acquisition-related costs of $1.3 million that were previously capitalized and costs for consulting services. General and administrative expenses also increased as a percentage of revenue. This increase is primarily due to Money Transfer which runs at higher general and administrative expenses as a percentage of revenue than our historical business. As Money Transfer continues to scale we would expect leverage at the general and administrative expense line.
Depreciation and Other
     Our depreciation and other expenses consist primarily of depreciation charges on our installed service machines as well as on computer equipment and leased automobiles.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Depreciation and other	$23.1	$17.0	$6.1	35.9%
as a % of Total Revenue	8.5%	8.9%
     Depreciation and other expenses increased in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008 primarily due to the installation of 2,900 coin units and 7,500 DVD units over the last four quarters.

Amortization of Intangible Assets
     Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Amortization of intangible assets	$2.2	$2.3	$(0.1)	-4.3%
as a % of Total Revenue	0.8%	1.2%
     Amortization expense remained consistent for the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008.
Other Income and Expense

	Three Month Periods Ended March 31,
(In millions, except percentages)	2009	2008	$ Chng	% Chng
Foreign currency loss and other	$(0.2)	$(1.1)	$0.9	-81.8%
Interest income	$0.1	$0.3	$(0.2)	-66.7%
Interest expense	$(6.5)	$(4.9)	$(1.6)	32.7%
Loss from equity investments	$—	$(0.6)	$0.6	-100.0%
Non-controlling interest	$(3.6)	$(3.2)	$(0.4)	12.5%
     Foreign currency loss and other decreased in the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 primarily due to the impact from the unfavorable movement of foreign exchange rates in our foreign subsidiaries during the first quarter of 2008.
     Interest income decreased for the three month period ended March 31, 2009 due to lower invested balances and a decrease in interest rates.
     Interest expense increased in the three month period ended March 31, 2009 as compared to the three month period ended March 31, 2008 primarily due to an amendment to our debt agreement in February 2009 which has resulted in higher interest rates during the current year period.
     Non-controlling interest for the three month period ended March 31, 2009 represents the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009. The increase over the 2008 period was due to the improved profitability of Redbox.
Income Tax Expense
     The income tax provision for the three month periods ended March 31, 2009 and 2008 reflects an effective tax rate of 25.8% and 30.0%, respectively. The effective tax rates are impacted by the amount of non-controlling interest income attributable to non-tax paying entities represented in the consolidated financial statements. The effective tax rate attributable to Coinstar, Inc. was 49.7% and 48.2%, respectfully. These rates differ from the federal statutory rate primarily due to the effect of losses in the United Kingdom that do not provide tax benefits currently. The effective rate also includes implications from the application of SFAS 123R with respect to incentive stock options.
Liquidity and Capital Resources
Cash and Liquidity
     Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.
     As of March 31, 2009, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $178.8 million. This consisted of cash and cash equivalents immediately available to fund our operations of $59.4 million, cash in machine or in transit of $42.7 million and cash being processed of $76.7 million (which relates to our partner payable liability and payable to our money transfer agents as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $24.5 million as of March 31, 2009, compared with $(16.3) million as of December 31, 2008. The increase in working capital is primarily due to the timing of payments to our vendors and retailers.

     Net cash used by operating activities was $11.6 million for the three months ended March 31, 2009, compared to net cash provided by operating activities of $22.5 million for the three months ended March 31, 2008. Cash used by operating activities increased primarily as a result of an increase in cash used by operating assets and liabilities of $40.9 million. Cash used by our operating assets and liabilities increased mainly due to the timing of payments to our vendors and retailers. This was offset by an increase in cash provided by net income attributable to Coinstar, Inc. net of non-cash transactions on our Consolidated Statement of Operations of $6.8 million. This increase was primarily due to increased depreciation due to the growth of Redbox.
     Net cash used by investing activities for the three months ended March 31, 2009 was $37.1 million compared to $52.6 million in the comparable prior year period. Net cash used by investing activities was higher in the prior year period due to the acquisition of GroupEx and the acquired increased ownership percentage in Redbox from 47.3% to 51.0%, which both took place in January 2008. This decrease in cash used by investing activities year-over-year was partially offset by increased capital expenditures during the first quarter of 2009 as compared to the first quarter of 2008. The increase in capital expenditures year-over-year is primarily a result of the increased installation of DVD machines.
     Net cash provided by financing activities for the three months ended March 31, 2009 was $36.7 million compared to cash provided of $33.7 million in the comparable prior year period. In 2009, net cash provided by financing activities primarily represented the net borrowings on our credit facility of $55.0 million and proceeds of employee stock option exercises of $0.4 million, offset by cash used to purchase the remaining non-controlling interest in Redbox of $10.1 million and cash used to make principal payments on capital leases of $6.8 million. Net cash provided by financing activities for the three months ended March 31, 2008, was $33.7 million. This amount primarily represented the net borrowings on our credit facility of $34.5 million, proceeds of employee stock option exercises of $3.1 million, and the excess tax benefit from exercise of stock options of $0.2 million, offset by cash used to make principal payments on capital leases of $4.1 million.
Credit Facility
     On November 20, 2007, we entered into our Original Credit Agreement, as amended on February 12, 2009, which replaced a prior credit facility, providing advances up to $400.0 million for (i) revolving loans, (ii) swingline advances subject to a sublimit of $25.0 million, and (iii) the issuance of letters of credit in our behalf subject to a sublimit of $50.0 million. This facility was amended by the Amended and Restated Credit Agreement on April 29, 2009 as detailed below. Fees for the Original Credit Agreement as amended on February 12, 2009, of approximately $3.4 million are being amortized through November 2012. Fees for the Amended and Restated Credit Agreement of approximately $1.2 million are being amortized through April 2011. We amortize deferred financing fees on a straight-line basis which approximates the effective interest method. The revolving credit facility matures on November 20, 2012, at which time all outstanding borrowings under the revolving credit facility must be repaid and all outstanding letters of credit must have been cash collateralized. Our obligations under the revolving line of credit facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. As of March 31, 2009, our outstanding revolving line of credit balance was $325.0 million. As a part of the amendment in February 2009, Redbox became a guarantor of our debt and Redbox financial results are included in our debt covenant calculation requirement.
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
     The credit facility contains customary negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated leverage ratio and a minimum interest coverage ratio, as defined in the credit agreement. As of March 31, 2009, we were in compliance with all covenants.
     As of March 31, 2009, we had five irrevocable standby letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2009, are used to collateralize certain obligations to third parties. Prior to and as of March 31, 2009, no amounts have been, or are outstanding under these standby letters of credit.
     On April 29, 2009, we modified our Original Credit Agreement by amending and restating it in its entirety. Among other changes, the Amended and Restated Credit Agreement provides for a new two-year $62.5 million term loan (the “Term

Facility”), proceeds of which, net of fees and closing costs, have been used to pay a portion of the Redbox Obligation. Pursuant to a provision of the Amended and Restated Credit Agreement on April 30, 2009 an additional lender increased the commitment under the Term Facility by $25.0 million.
     The interest rate applicable to the Term Facility is based upon, at our election, the Eurodollar Rate or the Base Rate, in each case plus an applicable margin that is determined by our consolidated leverage ratio. For borrowings made with the Eurodollar Rate, the margin ranges from 375 to 475 basis points, while for borrowing made with the Base Rate, the margin ranges from 275 and 375 basis points. Principal of and accrued interest on the Term Facility is payable on April 29, 2011.
     The Amended and Restated Credit Agreement did not modify the amount of the $400.0 million revolving credit facility in the Original Credit Agreement. The Term Facility is subject to the same affirmative and negative covenants and events of default that govern the revolving credit facility.
     During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of March 31, 2009, the cumulative change in the fair value of the swaps, which was $7.6 million, was recorded in other comprehensive income, net of tax of $3.0 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
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
     In November 2006, Redbox and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of March 31, 2009, included in our consolidated financial statements was debt associated with the Rollout Agreement of $22.0 million.
Off-Balance Sheet Arrangements
     As of March 31, 2009, off-balance sheet arrangements are comprised of our operating leases and letters of credit as disclosed in Note 8 to our Consolidated Financial Statements included in our Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K.
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

	Three Month Periods Ended
	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,
	2009	2008	2008	2008 (1)	2008 (2)	2007 (3)	2007 (4)	2007
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$271,155	$260,981	$240,497	$219,903	$190,519	$133,314	$143,291	$137,356
Expenses:
Direct operating	192,026	179,545	167,421	150,509	131,310	85,112	86,721	92,570
Marketing	5,135	5,311	7,374	3,815	2,803	2,009	5,650	2,614
Research and development	1,257	1,180	1,157	1,175	1,246	1,070	1,397	1,345
General and administrative	33,298	30,872	24,060	24,706	21,096	13,857	15,685	13,404
Depreciation and other	23,145	23,089	17,746	18,855	16,971	14,724	15,100	14,549
Amortization of intangible assets	2,181	2,213	2,271	2,298	2,342	1,962	1,813	1,817
Impairment and excess inventory charges	—	—	—	—	—	65,220	—	—
Proxy, write-off of acquisition costs, and litigation settlement	—	—	—	3,084	—	—	—	—

Income (loss) from operations	14,113	18,771	20,468	15,461	14,751	(50,640)	16,925	11,057
Foreign currency (loss) gain and other	(159)	(1,149)	(709)	(890)	(1,128)	91	699	(20)
Interest income	114	155	180	626	259	201	1,109	193
Interest expense	(6,539)	(5,490)	(5,404)	(5,906)	(4,916)	(4,605)	(4,365)	(4,125)
Income (loss) from equity investments and other	—	1	(1)	243	(580)	472	2,217	(1,101)
Early retirement of debt	—	—	—	—	—	(1,794)	—	—

Income (loss) before income taxes	7,529	12,288	14,534	9,534	8,386	(56,275)	16,585	6,004
Income taxes	(1,939)	(4,421)	(6,676)	(2,585)	(2,512)	19,053	(7,520)	(2,656)

Net income (loss)	$5,590	$7,867	$7,858	$6,949	$5,874	$(37,222)	$9,065	$3,348

Less: Net income attributable to non-controlling interests	(3,627)	(3,647)	(3,347)	(4,269)	(3,173)	—	—	—

Net income (loss) attributable to Coinstar, Inc.	$1,963	$4,220	$4,511	$2,680	$2,701	$(37,222)	$9,065	$3,348

Earnings (loss) per share:
Basic	$0.07	$0.15	$0.16	$0.10	$0.10	$(1.34)	$0.33	$0.12
Diluted	$0.07	$0.15	$0.16	$0.09	$0.10	$(1.34)	$0.32	$0.12

(1)	In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.

(2)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(3)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge.

(4)	In the third quarter of 2007, we recognized a telecommunication fee refund. The net income effect of the refund, net of taxes, monies owed to a joint venture and other effects was approximately $6.5 million in the third quarter of 2007.
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
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to the critical accounting policies previously disclosed in our Form 10-K.
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
     Based on our outstanding revolving line of credit obligations of $325.0 million as of March 31, 2009, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $1.0 million, net of a $2.3 million offset resulting from our interest rate swap agreements; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $1.0 million, net of a $2.3 million offset resulting from our interest rate swap agreements. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. We have hedged a portion of our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert a portion of our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting machines, as well as monetary damages of approximately 56 million Swedish kronor, plus interest. The arbitration is scheduled for December 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin machines. The case is stayed pending resolution of the arbitration.
Item 1A. Risk Factors
     There have been no material changes from risk factors previously disclosed in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of March 31, 2009, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $9.6 million bringing the total authorized for purchase under our credit facility to $34.6 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $28.1 million as of March 31, 2009, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.
     Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of March 31, 2009, this authorization allowed us to repurchase up to $24.3 million of our common stock.
     The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2009:

			Total Number of	Maximum
			Shares Purchased	Approximate Dollar
			as part of the	Value of Shares that
	Total Number of		Publicly	May Yet be
	Shares	Average Price	Announced	Purchased Under the
	Repurchased (1)	Paid per Share	Repurchase Plans	Programs

1/1/09 - 1/31/09	3,993	$19.91	—	$23,918,141
2/1/09 - 2/28/09	6,408	24.42	—	24,114,705
3/1/09 - 3/31/09	8,627	29.54	—	24,265,118

	19,028	$25.80	—	$24,265,118

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

Item 6. Exhibits
     In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description
4.1	Registration Rights Agreement between Coinstar, Inc. and GetAMovie, Inc. dated February 26, 2009. (1)

4.2	Registration Rights Agreement between Coinstar, Inc. and GARB, LLC dated February 26, 2009. (2)

10.1	Purchase and Sale Agreement dated February 12, 2009 by and between Coinstar, Inc. and GetAMovie, Inc. (3)

10.2	Form of First Amendment, Consent and Waiver to Credit Agreement, dated February 12, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities, as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, Keybank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto. (3)

10.3	Purchase and Sale Agreement between Coinstar, Inc., Sesame Holdings, Inc. and GARB, LLC dated February 26, 2009. (2)

10.4	Third Amended and Restated Limited Liability Company Agreement of Redbox Automated Retail, LLC.

10.5*	Transition Agreement between Coinstar, Inc. and David W. Cole dated as of March 31, 2009. (4)

10.6*	Transition Agreement between Coinstar, Inc. and Brian V. Turner dated as of March 31, 2009. (4)

10.7*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis. (4)

10.8*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.

10.9*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (4)

10.10*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (4)

10.11*	Employment Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey. (4)

10.12*	Change of Control Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John Harvey.

10.13*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (4)

10.14*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and John C. Harvey. (4)

10.15	First Amendment to Office Lease Agreement as of April 15, 2009, by and between W2007 Seattle Office Bellefield Office Park Realty, L.L.C. and Coinstar, Inc. (5)

10.16	Amended and Restated Credit Agreement, dated as of November 20, 2007 and amended and restated as of April 29, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders party thereto. (6)

10.17*	Outside Directors’ Deferred Compensation Plan, as amended and restated on December 31, 2008.

10.18*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.

10.19*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after December 12, 2005 to the CEO, COO or CFO.

10.20*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.

10.21*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO, COO or CFO.

10.22*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Executives other than the CEO, COO or CFO.

10.23*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards Made to the CEO, COO or CFO.

10.24*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.

10.25*	2009 Incentive Compensation Plan for Section 16 Officers.

10.26*	First Amendment to Form of Change of Control Agreement.

10.27*	Policy on Reimbursement of Incentive Payments.

10.28*	Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan.

10.29*	Summary of Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Includes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157552).

(2)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157553).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2009 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009 (File Number 000-22555).

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2009 (File Number 000-22555).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coinstar, Inc.

By:	/s/ BRIAN V. TURNER Brian V. Turner
Chief Financial Officer
May 11, 2009