Form 10-Q
period 2009-06-30
COINSTAR INC
filed 2009-08-06
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2009
Common Stock, $0.001 par value	30,498,958

COINSTAR, INC.
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	Page 3

Consolidated Statements of Operations for the six and three month periods ended June 30, 2009 and June 30, 2008 (unaudited)	Page 4

Consolidated Statement of Equity and Comprehensive Income for the six month period ended June 30, 2009 (unaudited)	Page 5

Consolidated Statements of Cash Flows for the six month periods ended June 30, 2009 and June 30, 2008 (unaudited)	Page 6

Notes to Consolidated Financial Statements for the six and three month periods ended June 30, 2009 and June 30, 2008 (unaudited)	Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 18

Item 3. Quantitative and Qualitative Disclosures about Market Risk	Page 28

Item 4. Controls and Procedures	Page 28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	Page 28

Item 1A. Risk Factors	Page 29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Page 29

Item 4. Submission of Matters to a Vote of Security Holders	Page 29

Item 6. Exhibits	Page 29

SIGNATURE	Page 31
EX-10.9
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
COINSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,407	$66,408
Cash in machine or in transit	48,712	34,583
Cash being processed	81,133	91,044
Accounts receivable, net of allowance for doubtful accounts of $4,029 and $2,702 at June 30, 2009 and December 31, 2008, respectively	60,468	51,908
Inventory	97,438	92,247
Deferred income taxes	7,191	6,881
Prepaid expenses and other current assets	27,407	24,715

Total current assets	380,756	367,786
PROPERTY AND EQUIPMENT, NET	384,912	348,949
DEFERRED INCOME TAXES	41,713	4,338
OTHER ASSETS	12,494	11,865
INTANGIBLE ASSETS, NET	39,038	43,385
GOODWILL	290,300	290,391

TOTAL ASSETS	$1,149,213	$1,066,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$109,697	$132,194
Accrued payable to retailers and agents	129,687	132,490
Other accrued liabilities	78,186	87,500
Current portion of long-term debt	6,545	11,655
Current portion of capital lease obligations	19,374	20,264

Total current liabilities	343,489	384,103
LONG-TERM DEBT AND OTHER	459,144	295,942
CAPITAL LEASE OBLIGATIONS	15,641	23,509
DEFERRED TAX LIABILITY	1,750	12,072

TOTAL LIABILITIES	820,024	715,626

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 32,184,942 and 30,181,151 issued and 30,258,861 and 28,255,070 shares outstanding at June 30, 2009 and December 31, 2008, respectively	367,653	369,735
Retained earnings (accumulated deficit)	6,249	(2,672)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(3,882)	(6,204)

Total stockholders’ equity	329,189	320,028

Non-controlling interest	—	31,060

Total equity	329,189	351,088

TOTAL LIABILITIES AND EQUITY	$1,149,213	$1,066,714

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
REVENUE	$585,123	$410,422	$313,968	$219,903
EXPENSES:
Direct operating (1)	416,179	281,819	224,153	150,509
Marketing	10,849	6,618	5,714	3,815
Research and development	2,556	2,421	1,299	1,175
General and administrative	67,385	45,802	34,087	24,706
Depreciation and other (1)	48,858	35,826	25,713	18,855
Amortization of intangible assets	4,372	4,640	2,191	2,298
Proxy, write-off of acquisition costs, and litigation settlement	—	3,084	—	3,084

Income from operations	34,924	30,212	20,811	15,461
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other, net	(63)	(2,018)	96	(890)
Interest income	161	885	47	626
Interest expense	(15,186)	(10,822)	(8,647)	(5,906)
(Loss) income from equity investments	—	(337)	—	243

Income before income taxes	19,836	17,920	12,307	9,534
Income tax expense	(7,288)	(5,097)	(5,349)	(2,585)

NET INCOME	12,548	12,823	6,958	6,949
Less: Net income attributable to non-controlling interests	(3,627)	(7,442)	—	(4,269)

NET INCOME ATTRIBUTABLE TO COINSTAR, INC.	$8,921	$5,381	$6,958	$2,680

(1) “Direct operating” above excludes depreciation and other of $40.1 million and $21.2 million for the six and three month periods ended June 30, 2009 and $30.2 million and $15.0 million for the six and three month periods ended June 30, 2008, respectively.

EARNINGS PER SHARE:
Basic earnings per share attributable to Coinstar, Inc.	$0.30	$0.19	$0.23	$0.10
Diluted earnings per share attributable to Coinstar, Inc.	$0.30	$0.19	$0.23	$0.09

WEIGHTED SHARES OUTSTANDING:
Basic	29,525	27,903	30,117	28,022
Diluted	29,893	28,418	30,575	28,600
See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
Six Month Period Ended June 30, 2009
(in thousands, except share data)
(unaudited)

					Accumulated
			Retained Earnings		Other
	Common Stock		(Accumulated	Treasury	Comprehensive	Non-controlling		Comprehensive
	Shares	Amount	Deficit)	Stock	Loss	Interest	Total	Income (Loss)
BALANCE, December 31, 2008	28,255,070	$369,735	$(2,672)	$(40,831)	$(6,204)	$31,060	$351,088
Proceeds from exercise of stock options, net	109,265	1,748					1,748
Stock-based compensation expense	146,624	4,388				349	4,737
Tax benefit on stock-based compensation expense		40					40
Purchase of non-controlling interest in Redbox, net of $55,778 deferred tax benefit		(56,751)				(35,036)	(91,787)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493					48,493
Net income			8,921			3,627	12,548	$12,548
Loss on short-term investments net of tax benefit of $2					(3)		(3)	(3)
Foreign currency translation adjustments net of tax expense of $153					1,605		1,605	1,605
Interest rate hedges on long-term debt net of tax expense of $461					720		720	720

Comprehensive income								14,870
Less: Comprehensive income attributable to non-controlling interests								(3,627)

Total comprehensive income								$11,243

BALANCE, June 30, 2009	30,258,861	$367,653	$6,249	$(40,831)	$(3,882)	$—	$329,189

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Month Periods
	Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$12,548	$12,823
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation and other	48,858	35,826
Amortization of intangible assets and deferred financing fees	4,878	4,923
Write-off of acquisition costs	1,262	1,004
Non-cash stock-based compensation	4,737	3,984
Excess tax benefit on share-based awards	(125)	(531)
Deferred income taxes	7,871	5,276
Income from equity investments	—	3,449
Other	126	575
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(7,329)	5,418
Inventory	(5,249)	(16,308)
Prepaid expenses and other current assets	(3,196)	(4,031)
Other assets	245	(311)
Accounts payable	(23,825)	24,494
Accrued payable to retailers and agents	9,816	16,179
Other accrued liabilities	(22,217)	(31,008)

Net cash provided by operating activities	28,400	61,762
INVESTING ACTIVITIES:
Purchase of property and equipment	(78,044)	(72,793)
Acquisitions, net of cash acquired of $43,621	—	(24,834)
Proceeds from sale of fixed assets	435	1,898

Net cash used by investing activities	(77,609)	(95,729)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(13,515)	(7,948)
Net borrowings on credit facility	73,000	57,000
Borrowings on term loan	87,500	—
Financing costs associated with revolving line of credit	(3,234)	—
Cash used to purchase remaining non-controlling interests in Redbox	(102,353)	—
Excess tax benefit on share-based awards	125	531
Proceeds from exercise of stock options	2,260	8,149

Net cash provided by financing activities	43,783	57,732
Effect of exchange rate changes on cash	1,643	1,953
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(3,783)	25,718
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	192,035	196,592

End of period	$188,252	$222,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$11,390	$6,297
Cash paid during the period for income taxes	918	4,963
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration for purchase of Redbox non-controlling interest	$59,301	$—
Purchase of vehicles financed by capital lease obligations	2,029	727
Accrued acquisition costs	—	10,039
See notes to consolidated financial statements

COINSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Six and Three Month Periods Ended June 30, 2009 and 2008
(unaudited)
NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of company: Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for its retail partners. The Company’s core offerings in automated retail include its Coin and DVD businesses. The Coin services business consists of self-service coin counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. The DVD services business consists of self-service DVD kiosks where consumers can rent or purchase movies. The Company’s products and services also include money transfer services; and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. The Company’s products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants and money transfer agent locations. As of June 30, 2009, the Company had an approximate total of:

Coin-counting kiosks	18,400	*
Entertainment services machines	142,000
DVD kiosks	17,900
Money transfer services locations	44,000
E-payment point-of-sale terminals	24,000

*	Amount includes 12,300 coin to card, e-payment or e-certificate kiosks.
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
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC. The results of operations for the six and three month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.
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
     Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These judgments are difficult as matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.
Revenue recognition: We recognize revenue as follows:
•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our consolidated balance sheet under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;
•	Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a customer’s rental transaction. Revenue from the sale directly out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recorded with a corresponding receivable recorded in the balance sheet, net of a reserve for uncollectibility. We record revenue net of refunds and applicable sales taxes collected from customers.
•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;
•	Entertainment revenue is recognized at the time cash is deposited in our machines. Cash deposited in the machines that has not yet been collected is referred to as cash in machine and is estimated at period end and reported on the balance sheet under the caption “Cash in machine or in transit”. This estimate is based on the average daily revenue per machine, multiplied by the number of days since the coin in the machine has been collected. The estimated value of our entertainment services coin-in-machine was approximately $3.6 million and $3.0 million at June 30, 2009 and December 31, 2008, respectively;
•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.
     Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of June 30, 2009, the cumulative change in the fair value of the swaps, which was $6.3 million, was recorded in other comprehensive income, net of tax of $2.5 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The estimated losses in accumulated other comprehenive income of approximately $3.9 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010. The following table provides information about our interest rate swaps:

		Fair value
		June 30,	December 31,
	Balance sheet location	2009	2008
		(in thousands)
Interest rate swap	Other accrued liabilities	$6,286	$7,466
     Fair value: The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair values of our revolving line of credit and term loan approximate their carrying amount.
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
     The following table presents our financial assets that have been measured at fair value as of June 30, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of June 30, 2009
	Level 1	Level 2	Level 3
Short-term investment	$1,943	—	—
Interest rate swap liability	—	$6,286	—
     Recent accounting pronouncements: In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new standard requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141R is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of SFAS 141R resulted in the recognition of $1.3 million in acquisition related expenses in our results of operations for the six months ended June 30, 2009.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our consolidated financial position, results of operations, cash flows or disclosures.
     In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 addresses accounting and disclosure requirements related to subsequent events. The objective of SFAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 sets forth:
1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.
     SFAS 165 is effective for interim or annual financial statements ending after June 15, 2009. As SFAS 165 is required to be applied prospectively, the impact of SFAS 165 on our financial statements will be dependent upon the timing of future transactions and application of SFAS 165 on those transactions. Our subsequent event disclosure in Note 7 is in accordance with SFAS 165. We have evaluated subsequent events in accordance with SFAS 165 through August 6, 2009.
     In July 2009 the FASB issued Statement of Financial Accounting Standards No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.
     Contingency: In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $7 million at June 30, 2009), plus interest. The arbitration is scheduled for December 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.
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
     As of June 30, 2009, the total consideration paid for the Redbox transaction was $150.8 million including cash of $102.3 million and Coinstar common stock of $48.5 million, and the remaining deferred consideration payable balance was $10.8 million. The company has the option to pay off the deferred consideration payable balance before its due date of October 31, 2009. The expected payment will be between $11.2 million and $12.2 million according to the terms of the agreement.
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
NOTE 3: PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2009	2008
	(in thousands)
Machines	$679,909	$608,779
Computers	33,972	32,277
Office furniture and equipment	14,956	13,202
Vehicles	21,783	21,611
Leasehold improvements	3,827	3,715

	754,447	679,584
Accumulated depreciation and amortization	(369,535)	(330,635)

	$384,912	$348,949

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
     The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Expected term (in years)	3.7	3.7	3.7	3.7
Expected stock price volatility	40%	35%	41%	35%
Risk-free interest rate	1.5%	2.5%	2.1%	3.1%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per option granted	$9.27	$9.54	$10.29	$9.80
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

     The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense during the periods indicated:

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Stock-based compensation expense	$4,737	$3,191	$1,942	$1,572
Related deferred tax benefit	1,592	877	748	443
     Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.
     The following table presents a summary of the stock option activity for the six months ended June 30, 2009:

		Weighted
		average exercise
	Shares	price
	(in thousands)
OUTSTANDING, December 31, 2008	2,689	$25.24
Granted	618	29.22
Exercised	(109)	20.68
Cancelled, expired or forfeited	(179)	29.94

OUTSTANDING, June 30, 2009	3,019	25.94

EXERCISABLE, June 30, 2009	1,963	$23.80

     As of June 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.5 million. This expense is expected to be recognized over a weighted average period of approximately 2.0 years. During the six month period ended June 30, 2009, the total intrinsic value of stock options exercised was approximately $1.1 million. At June 30, 2009, there were 5.1 million shares of unissued common stock reserved for issuance under all the stock plans of which 2.1 million shares were available for future grants.
     Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.
     The following table presents a summary of the restricted stock award activity for the six months ended June 30, 2009:

		Weighted
		average
		grant date
	Shares	fair value
	(in thousands)
NON-VESTED, December 31, 2008	135	$30.36
Granted	207	29.20
Vested	(89)	30.72
Forfeited	(41)	30.12

NON-VESTED, June 30, 2009	212	$29.71

     Compensation expense related to our restricted stock awards totaled approximately $2.3 million and $1.1 million for the six and three month periods ended June 30, 2009. Compensation expense related to our restricted stock awards totaled approximately $0.5 million and $0.3 million for the six and three month periods ended June 30, 2008. As of June 30, 2009 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $5.0 million. This expense is expected to be recognized over a weighted average period of approximately 1.8 years. During the six month period ended June 30, 2009, the total fair value of restricted stock awards vested was approximately $2.1 million.
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
     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Numerator:
Net income attributable to Coinstar, Inc.	$8,921	$5,381	$6,958	$2,680

Denominator:
Weighted average shares for basic calculation	29,525	27,903	30,117	28,022
Incremental shares from employee stock options and awards	368	515	458	578

Weighted average shares for diluted calculation	29,893	28,418	30,575	28,600

     For the six and three month periods ended June 30, 2009, options and certain restricted stock awards totaling approximately 1.3 million and 1.4 million shares of common stock, respectively, were excluded from the computation of earnings per common share because their impact would be antidilutive. For the six and three month periods ended June 30, 2008, options and restricted stock awards totaling approximately 0.8 million and 0.8 million shares, respectively, of common stock were excluded from the computation of earnings per common share because their impact would be antidilutive.
NOTE 6: BUSINESS SEGMENT INFORMATION
     FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that companies report, on an interim basis, separately in the financial statements certain financial and descriptive information about segment revenue, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. The following table presents revenue by product lines:

	Six Month Periods			Three Month Periods
	Ended June 30,			Ended June 30,
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Revenue:
Coin and entertainment services:
Coin revenue	$122,838	$123,744		$64,851	$64,502
Entertainment revenue	64,307	80,057		31,920	35,831

Subtotal	187,145	203,801		96,771	100,333
DVD services	343,622	150,469	*	188,925	89,956	*
Money transfer services	42,085	44,256		22,154	23,786
E-payment services	12,271	11,896		6,118	5,828

Consolidated revenue	$585,123	$410,422		$313,968	$219,903

*	DVD services revenue above for 2008 does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. See Note 2.
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
     The following table summarizes our income from operations, by segment for the period indicated:

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating income before depreciation/amortization and stock-based compensation:
Coin and entertainment services	$41,642	$46,814	$22,092	$21,983
DVD services	57,571	32,074	30,954	19,205
Money transfer services	(6,117)	(5,944)	(2,309)	(4,121)
E-payment services	(205)	1,798	(80)	1,469

Subtotal	92,891	74,742	50,657	38,536

Depreciation/amortization and stock-based compensation:
Depreciation, amortization and other	(53,230)	(40,546)	(27,904)	(21,205)
Stock-based compensation	(4,737)	(3,984)	(1,942)	(1,870)

Subtotal	(57,967)	(44,530)	(29,846)	(23,075)

Consolidated income from operations	$34,924	$30,212	$20,811	$15,461

	June 30,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Total assets:
Coin and entertainment services	$512,304	$473,256
DVD services	409,167	378,092
Money transfer services	114,244	105,645
E-payment services	39,253	35,963
Unallocated corporate assets	74,245	73,758

Consolidated assets	$1,149,213	$1,066,714

     The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue:
North America	$553,360	$376,655	$296,704	$202,281
International	31,763	33,767	17,264	17,622

Total revenue	$585,123	$410,422	$313,968	$219,903

Net income (loss) attributable to Coinstar, Inc.:
North America	$13,632	$13,869	$8,920	$7,301
International	(4,711)	(8,488)	(1,962)	(4,621)

Total net income	$8,921	$5,381	$6,958	$2,680

	June 30,	December 31,
	2009	2008
	(in thousands)
Total assets:
North America	$1,166,383	$1,025,362
International	139,419	138,868
Intercompany eliminations	(156,589)	(97,516)

Total assets	$1,149,213	$1,066,714

     Our Coin and Entertainment, DVD, Money Transfer and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Six Month Periods		Three Month Periods
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Walmart Stores Inc.	22.6%	16.9%	22.8%	16.3%
McDonalds	9.1%	10.1%	8.7%	11.2%
NOTE 7: SUBSEQUENT EVENT
Sony license agreement
     On July 17, 2009, Redbox entered into a copy depth license agreement (the “License Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $460.0 million during the term of the License Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the License Agreement may expire earlier on September 30,

2011. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the License Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock that will vest over the term of the License Agreement.
     Under the License Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its more than 17,000 DVD-rental kiosks in the United States. The DVDs licensed and purchased from Sony are expected to represent approximately 19.9% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the License Agreement, Redbox should receive delivery of the DVDs by the “street date,” the initial date on which the pictures are distributed on a rental basis to the general public for home entertainment viewing.

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
Overview
     We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for our retail partners. Our core offerings in automated retail include our Coin and DVD businesses. Our Coin services consist of self-service coin counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our products and services also include money transfer services; and electronic payment (“E-payment”) services such as stored value cards, payroll cards, prepaid debit cards and prepaid wireless products; and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants and money transfer agent locations.
Management of Business Segments
     In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to:
•	Coin and Entertainment services — We offer self-service coin-counting services and entertainment services such as skill-crane machines, bulk vending machines and kiddie rides. We own and service all of our coin-counting and entertainment services machines, providing a convenient and trouble-free service to retailers. We own and operate the only multi-national fully-automated network of self-service coin-counting kiosks across the United States, Canada, Puerto Rico, Ireland and in the United Kingdom. We generate revenue from coin-counting transaction fees from our customers and business partners. We also generate revenue from money deposited into our entertainment machines for plush toys, novelties and other items.

•	DVD services — Through Redbox and DVDXpress, we offer self-service DVD offerings through kiosks where consumers can rent or purchase movies. Our DVD kiosks supply the functionality of a traditional video rental store, yet usually occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. We generate revenue primarily through fees charged to rent or purchase a DVD.

•	Money Transfer services — Through Coinstar Money Transfer (“CMT”) and GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost-effective way to send money around the world. We generate revenue primarily through commissions earned on money transfer transactions.

•	E-payment services — We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services.

     We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation and amortization and stock compensation expense (“segment operating income (loss)”). Segment operating income (loss) contains the internally allocated costs including the shared service functions, which consist primarily of field operations, sales, finance, legal, human resources, and information technology.
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
Strategy
     Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help our retail partners drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in scaling and managing kiosk businesses. We build strong consumer relationships by providing valuable self-service products and services in convenient locations. We build strong retailer relationships by providing our retail partners with turnkey solutions that complement their businesses without significant outlays of time and financial resources.

     We expect to continue devoting significant resources to our automated retail strategy, developing the information technology systems and technology infrastructure necessary to support our products and services and adding administrative personnel to support our growing organization. We expect to continue evaluating new marketing and promotional programs to increase use of our products and services. As the money transfer services, E-payment services and entertainment services businesses do not leverage our core competencies in automated retail, we are currently considering strategic alternatives for these businesses.
See Note 6 of the Consolidated Financial Statements for additional information regarding business segments.
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
     As of June 30, 2009, the total consideration paid for the Redbox transaction was $150.8 million including cash of $102.3 million and Coinstar common stock of $48.5 million, and the remaining deferred consideration payable balance was $10.8 million. The company has the option to pay off the deferred consideration payable balance before its due date of October 31, 2009. The expected payment will be between $11.2 million and $12.2 million according to the terms of the agreement.
Subsequent Event
Sony license agreement
     On July 17, 2009, Redbox entered into a copy depth license agreement (the “License Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $460.0 million during the term of the License Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the License Agreement may expire earlier on September 30, 2011. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the License Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock that will vest over the term of the License Agreement.
     Under the License Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the United States. The DVDs licensed and purchased from Sony are expected to represent approximately 19.9% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the License Agreement, Redbox should receive delivery of the DVDs by the “street date,” the initial date on which the pictures are distributed on a rental basis to the general public for home entertainment viewing.
Results of Operations
Summary of operating results
Total revenue/Total operating income

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Total consolidated revenue	$585.1	$410.4	$174.7	42.6%	$314.0	$219.9	$94.1	42.8%
Total consolidated income from operations	$34.9	$30.2	$4.7	15.5%	$20.9	$15.5	$5.4	34.6%
Income from operations as a % of Total Revenue	6.0%	7.4%			6.6%	7.0%
     The increases in our consolidated revenue for the six and three month periods ended June 30, 2009 compared to the six and three months ended June 30, 2008 were driven primarily by our DVD service segment as a result of the increased number of DVD installed kiosks in our retailers’ locations as well as the revenue growth of our existing installed kiosks. The increase was partially offset by the decrease in our Coin and Entertainment service revenue due to the reduced numbers of our entertainment machines at Walmart and less foot traffic at our retailers’ locations. In addition, unfavorable currency exchange rates also negatively impacted our revenue generated from our foreign operations.
     Our consolidated income from operations was $34.9 million and $30.2 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Our total operating income, before depreciation, amortization and other of $53.2 million and stock compensation expense of $4.7 million totaled $92.9 million for the first half of 2009, compared to $74.7 million from the prior-year first half. The increase of $18.2 million was partially offset by depreciation and amortization due to the increase in installations of DVD kiosks. Our consolidated income from operations was $20.9 million and $15.5 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Our total operating income, before depreciation, amortization and other of $27.9 million and stock compensation expense of $1.9 million totaled $50.7 million for the second quarter of 2009, compared to $38.5 million from the prior-year second quarter. The increase of $12.2 million was partially offset by depreciation and amortization due to the increase in installations of DVD kiosks.
Segment Revenue/Operating income (loss)
Coin and Entertainment services

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Coin and Entertainment services revenue	$187.1	$203.8	$(16.7)	-8.2%	$96.8	$100.3	$(3.5)	-3.5%
Coin and Entertainment services operating income	$41.6	$46.8	$(5.2)	-11.0%	$22.1	$22.0	$0.1	0.4%
Operating income as a % of segment revenue	22.3%	23.0%			22.8%	21.9%
     The decreases in Coin and Entertainment revenue for the six and three month periods ended June 30, 2009 compared to the six and three months ended June 30, 2008 were primarily driven by a decrease in entertainment services revenue of $15.7 million and $3.9 million year over year as a result of the reduced number of our entertainment machines at Walmart and other locations, less foot traffic at our retailers’ location and a decision to resign from certain lower performing accounts. In addition, the unfavorable foreign exchange rates have negatively impacted our Coin revenue by $4.8 million and $2.2 million for the six and three month periods ended June 30, 2009 compared to the prior year periods. Excluding the impact of foreign currency fluctuations, Coin revenue increased by $3.9 million (or 3.2%) and $2.5 million (or 3.9%) for the six and three month periods ended June 30, 2009 compared to the prior year periods.
     The decrease in segment operating income for the six month period ended June 30, 2009 compared to the six months ended June 30, 2008 is the result of the decline in segment revenue, offset by the cost reduction in the direct operating expense associated with the fees and commissions paid to the retailers, field service expenses as well as coin pick-up transportation costs. The decrease in expense was in line with the revenue decrease as these expenses are variable in nature. As a result, Coin and Entertainment services operating income as a percentage of revenue was 22.3% and 23.0% for the six months periods ended June 30, 2009 and June 30, 2008 and 22.8% and 21.9% for the three month periods ended June 30, 2009 and June 30, 2008.
DVD services

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

DVD services revenue	$343.6	$150.4	$193.2	128.5%	$188.9	$90.0	$98.9	109.9%
DVD services operating income	$57.6	$32.1	$25.5	79.3%	$31.0	$19.2	$11.8	61.2%
Operating income as a % of segment revenue	16.8%	21.3%			16.4%	21.3%
     DVD services revenue for the first six months of 2008 above does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. The remaining increases in DVD services revenue for the six and three month periods ended June 30, 2009 compared to the six and three months ended June 30, 2008 were driven by the increase in the number of rentals as a result of new kiosk placements as well as revenue growth from existing kiosks compared to the prior year. At June 30, 2009, we had placed over 8,300 additional DVD kiosks from June 30, 2008 with retailers.

     The DVD services segment operating income increased year over year for both the six and three month periods ended June 30, 2009 compared to prior year. The increases in segment operating income reflect the favorable revenue increase, offset in part by the DVD product costs to support the increased rental transactions, declines in DVD salvage values, increased general and administration expenses to sustain the growth of the segment and additional marketing activities to attract new and repeat customers. The segment operating income as a percentage of revenue was 16.8% and 21.3% for six month periods and 16.4% and 21.3% for three month periods ended June 30, 2009 and June 30, 2008. The declines in DVD segment income as a percentage of revenue were mostly driven by higher product costs primarily from the decrease in DVD salvage value.
Money Transfer services

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Money Transfer services revenue	$42.1	$44.3	$(2.2)	-5.0%	$22.2	$23.8	$(1.6)	-6.7%
Money Transfer services operating loss	$(6.1)	$(5.9)	$(0.2)	3.7%	$(2.3)	$(4.1)	$1.8	-43.7%
Operating loss as a % of segment revenue	-14.5%	-13.3%			-10.4%	-17.2%
      The declines in segment revenue for the six and three month periods ended June 30, 2009 compared to the six and three months ended June 30, 2008 were largely due to a decrease in the average amount per transaction from approximately $590 to approximately $510.
     The decrease of $1.8 million in segment operating loss in the second quarter of 2009 compared to the prior year period was primarily due to the write-off of acquisition related costs of $1.0 million for acquisitions we determined not to pursue further in the second quarter of 2008 and the write-off of an aged VAT receivable of $0.5 million determined to be uncollectible in the second quarter of 2008.
E-payment services

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

E-payment revenue	$12.3	$11.9	$0.4	3.4%	$6.1	$5.8	$0.3	5.2%
E-payment operating (loss) income	$(0.2)	$1.8	$(2.0)	-111.4%	$(0.1)	$1.5	$(1.6)	-105.3%
Operating loss or income as a % of segment revenue	-1.7%	15.1%			-1.3%	25.9%
     The increases in segment revenue were from our UK gift card business, while prepaid card sales in US were relatively flat in comparison to the first half of 2008.
     The decreases in segment operating income during both the six and three month periods ended June 30, 2009 compared to prior year were due to income from the InComm settlement which generated $2.0 million of pre-tax income in the second quarter of 2008.
Expenses
Direct Operating Expenses
     Our direct operating expenses consist primarily of (1) amortization of our DVD inventory, (2) the percentage of transaction fees and commissions we pay to our retailers and agents, (3) field operations support, (4) coin pick-up, transportation and processing expenses and credit card fees and (5) the cost of plush toys and other products dispensed from the skill-crane and bulk-vending machines. Variations in the percentage of transaction fees and commissions we pay to our retailers and agents may result in increased expenses. Such variations are based on certain factors, such as total revenue, E-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentives, or other criteria.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Direct operating expenses	$416.2	$281.8	$134.4	47.7%	$224.2	$150.5	$73.7	49.0%
as a % of Total Revenue	71.1%	68.7%			71.4%	68.4%
     Direct operating expenses increased in the six and three month periods ended June 30, 2009 compared to the six and three month periods ended June 30, 2008 primarily due to the increased revenue in the DVD service segment, and the resulting variable expenses associated with the increased revenue. In addition, the direct operating expenses as a percentage of revenue increased by 240 basis points and 300 basis points for the six and three month periods ended June 30, 2009 compared with the prior year periods. These increases were driven mainly by DVD product costs primarily resulting from a decrease in DVD salvage value. The total increase in direct operating expenses for DVD services were $150.0 million and $80.0 million for the six and three month periods ended June 30, 2009. These increases were partially offset by the decrease from our Coin and Entertainment direct operating expenses in the amount of $10.3 million and $2.8 million, respectively for the six and three months ended June 30, 2009. The decreases for Coin and Entertainment services direct operating expenses was consistent with the decline in Coin and Entertainment revenue; more specifically due to the cost reduction associated with the fees and commission paid to the retailers, field operating support, plush toy costs as well as coin pick-up transportation.
Marketing
     Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing and public relation efforts in national and regional advertising and the major international markets in which we operate our Money Transfer services.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Marketing	$10.8	$6.6	$4.2	63.6%	$5.7	$3.8	$1.9	50.0%
as a % of Total Revenue	1.8%	1.6%			1.8%	1.7%
     Marketing expenses increased in the six and three month periods ended June 30, 2009 compared to the six and three month periods ended June 30, 2008 primarily as a result of the growth of DVD services. Marketing expenses for DVD services increased $2.9 million and $1.1 million for the six and three month periods ended June 30, 2009 compared to the six and three month periods ended June 30, 2008.
Research and Development
     Our research and development expenses consist primarily of development costs of our coin-counting kiosk software, network applications, machine improvements and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Research and development	$2.6	$2.4	$0.2	8.3%	$1.3	$1.2	$0.1	8.3%
as a % of Total Revenue	0.4%	0.6%			0.4%	0.5%
     Research and development expenses have remained relatively consistent for the six and three month periods ended June 30, 2009 and June 30, 2008.

General and Administrative
     Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

General and administrative	$67.4	$45.8	$21.6	47.2%	$34.1	$24.7	$9.4	38.0%
as a % of Total Revenue	11.5%	11.2%			10.9%	11.2%
     General and administrative expenses increased for the six and three month periods ended June 30, 2009 compared to the six and three month period ended June 30, 2008 primarily as a result of increased administrative costs to sustain the growth of the DVD business segment, expensing acquisition related costs upon adoption of SFAS 141R in the first quarter of 2009, as well as certain management transition costs.
Proxy, write-off of acquisition costs, and litigation settlement
     During the second quarter of 2008 there were unique events resulting in expenses for a proxy contest and the write-off of acquisition costs as well as income from the litigation settlement agreement with InComm Holding Inc.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Proxy, write-off of acquisition costs, and litigation settlement	$—	$3.1	$(3.1)	-100.0%	$—	$3.1	$(3.1)	-100.0%
as a % of Total Revenue	0.0%	0.8%			0.0%	1.4%
Depreciation and Other
     Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks and entertainment machines as well as on computer equipment and leased automobiles.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Depreciation and other	$48.9	$35.8	$13.1	36.6%	$25.7	$18.9	$6.8	36.0%
as a % of Total Revenue	8.4%	8.7%			8.2%	8.6%
     Depreciation and other expenses increased in the six and three month periods ended June 30, 2009 compared to the six and three month periods ended June 30, 2008 primarily due to the installation of 1,900 coin kiosks and 8,300 DVD kiosks over the last four quarters.
Amortization of Intangible Assets
     Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Amortization of intangible assets	$4.4	$4.6	$(0.2)	-4.3%	$2.2	$2.3	$(0.1)	-4.3%
as a % of Total Revenue	0.8%	1.1%			0.7%	1.0%
     Amortization expense remained consistent for the six and three month period ended June 30, 2009 compared to the six and three month periods ended June 30, 2008.
Other Income and Expense

	Six Month Periods Ended June 30,				Three Month Periods Ended June 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Foreign currency (loss) gain and other, net	$(0.1)	$(2.0)	$1.9	-95.0%	$0.1	$(0.9)	$1.0	-111.1%
Interest income	$0.2	$0.9	$(0.7)	-77.8%	$—	$0.6	$(0.6)	-100.0%
Interest expense	$(15.2)	$(10.8)	$(4.4)	40.7%	$(8.6)	$(5.9)	$(2.7)	45.8%
(Loss) income from equity investments	$—	$(0.3)	$0.3	-100.0%	$—	$0.2	$(0.2)	-100.0%
Non-controlling interest	$(3.6)	$(7.4)	$3.8	-51.4%	$—	$(4.3)	$4.3	-100.0%

     Foreign currency (loss) gain and other improved in the six and three month periods ended June 30, 2009 as compared to the six and three month periods ended June 30, 2008 primarily due to the impact from the unfavorable movement of foreign exchange rates in our foreign subsidiaries during the first half of 2008.
     Interest income decreased for the six and three month periods ended June 30, 2009 due to lower invested balances and a decrease in interest rates.
     Interest expense increased in the six and three month period ended June 30, 2009 as compared to the six and three month period ended June 30, 2008 primarily due to increased borrowings in 2009 to acquire the remaining interest in Redbox which has resulted in higher debt balances during the current year periods.
     Non-controlling interest for the six and three month periods ended June 30, 2009 represents the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.
Income Tax Expense
     The effective tax rate attributable to Coinstar, Inc. was 45.0% and 43.5%, respectively for the six and three months ended June 30, 2009 and 48.6% and 49.1% for the six and three months ended June 30, 2008. These rates differ from the federal statutory rate primarily due to the effect of losses in the United Kingdom that do not provide tax benefits currently. The effective tax rate attributable to Coinstar, Inc. was reduced by electing to treat its money transfer subsidiaries based in the United Kingdom as disregarded entities for United States federal income tax as of July 1, 2009. The election permits operating losses sustained by the disregarded entities to be deducted in the United States going forward. The effective rate also includes implications from the application of SFAS 123R with respect to incentive stock options.
Liquidity and Capital Resources
Cash and Liquidity
     Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.
     As of June 30, 2009, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $188.2 million. This consisted of cash and cash equivalents immediately available to fund our operations of $58.4 million, cash in machine or in transit of $48.7 million and cash being processed of $81.1 million (which relates to our partner payable liability and payable to our money transfer agents as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $37.3 million as of June 30, 2009, compared with a working capital deficit of $(16.3) million as of December 31, 2008. The increase in working capital is primarily due to the timing of payments to our vendors and retailers.
     Net cash provided by operating activities was $28.4 million for the six months ended June 30, 2009, compared to net cash provided by operating activities of $61.8 million for the six months ended June 30, 2008. Cash provided by operating activities decreased compared to the prior year due to a reduction in accounts payable primarily due to timing of payments to our vendors offset by an increase in operating income compared to the first six months of 2008.

     Net cash used by investing activities for the six months ended June 30, 2009 was $77.6 million compared to $95.7 million in the comparable prior year period. Net cash used by investing activities was higher in the prior year period due to the acquisition of GroupEx and the acquired increased ownership percentage in Redbox from 47.3% to 51.0%, which both took place in January 2008. This decrease in cash used by investing activities year-over-year was partially offset by increased capital expenditures during the first half of 2009 as compared to the first half of 2008. The increase in capital expenditures year-over-year is primarily a result of the increased installation of DVD kiosks.
     Net cash provided by financing activities for the six months ended June 30, 2009 was $43.8 million compared to cash provided of $57.7 million in the comparable prior year period. In 2009, net cash provided by financing activities primarily represented the net borrowings on our credit facility of $73.0 million, borrowings on our term loan of $87.5 million and proceeds of employee stock option exercises of $2.3 million, offset by cash used to purchase the remaining non-controlling interest in Redbox of $102.4 million and cash used to make principal payments on capital leases of $13.5 million. Net cash provided by financing activities for the six months ended June 30, 2008, was $57.7 million. This amount primarily represented the net borrowings on our credit facility of $57.0 million, proceeds of employee stock option exercises of $8.1 million, and the excess tax benefit from exercise of stock options of $0.5 million, offset by cash used to make principal payments on capital leases of $7.9 million.
Credit Facility
     On April 29, 2009, we modified our existing credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating it in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provides for a new term loan, proceeds of which, net of fees and closing costs, have been used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009. As of June 30, 2009, our outstanding revolving line of credit and term loan balance combined was $430.5 million. As a part of the amendment in February 2009, Redbox became a guarantor of our debt and Redbox financial results are included in our debt covenant calculation requirement. As of June 30, 2009 we were in compliance with all covenants.
Letters of Credit
     As of June 30, 2009, we had five irrevocable standby letters of credit that totaled $12.4 million. These standby letters of credit, which expire at various times through December 2009, are used to collateralize certain obligations to third parties. Prior to and as of June 30, 2009, no amounts have been, or are outstanding under these standby letters of credit.
Interest rate swap
     During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of June 30, 2009, the cumulative change in the fair value of the swaps, which was $6.3 million, was recorded in other comprehensive income, net of tax of $2.5 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The estimated losses in accumulated other comprehensive income of approximately $3.9 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
Redbox Rollout Agreement
     In November 2006, Redbox and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of June 30, 2009, included in our consolidated financial statements was debt associated with the Rollout Agreement of $20.7 million.
     We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting kiosk or DVD kiosk volumes generated or entertainment services machine plays are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements, the cost of developing potential new product and service offerings and enhancements and cash required to fund future acquisitions.
Off-Balance Sheet Arrangements
     As of June 30, 2009, off-balance sheet arrangements are comprised of our operating leases and letters of credit as disclosed in Note 8 to our Consolidated Financial Statements included in our Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.
Contractual Obligations
     There have been no material changes during the period covered by this report, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K with the exception of the $460.0 million we estimate we will pay during the five-year term of the License Agreement with Sony discussed in “Results of Operation” above.

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

					Three Month Periods Ended
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2009	2009	2008	2008	2008 (1)	2008 (2)	2007 (3)	2007 (4)
					(in thousands, except per share data)
						(unaudited)
Consolidated Statement of Operations:
Revenue	$313,968	$271,155	$260,981	$240,497	$219,903	$190,519	$133,314	$143,291
Expenses:
Direct operating	224,153	192,026	179,545	167,421	150,509	131,310	85,112	86,721
Marketing	5,714	5,135	5,311	7,374	3,815	2,803	2,009	5,650
Research and development	1,299	1,257	1,180	1,157	1,175	1,246	1,070	1,397
General and administrative	34,087	33,298	30,872	24,060	24,706	21,096	13,857	15,685
Depreciation and other	25,713	23,145	23,089	17,746	18,855	16,971	14,724	15,100
Amortization of intangible assets	2,191	2,181	2,213	2,271	2,298	2,342	1,962	1,813
Impairment and excess inventory charges	—	—	—	—	—	—	65,220	—
Proxy, write-off of acquisition costs, and litigation settlement	—	—	—	—	3,084	—	—	—

Income (loss) from operations	20,811	14,113	18,771	20,468	15,461	14,751	(50,640)	16,925
Foreign currency (loss) gain and other, net	96	(159)	(1,149)	(709)	(890)	(1,128)	91	699
Interest income	47	114	155	180	626	259	201	1,109
Interest expense	(8,647)	(6,539)	(5,490)	(5,404)	(5,906)	(4,916)	(4,605)	(4,365)
Income (loss) from equity investments and other	—	—	1	(1)	243	(580)	472	2,217
Early retirement of debt	—	—	—	—	—	—	(1,794)	—

Income (loss) before income taxes	12,307	7,529	12,288	14,534	9,534	8,386	(56,275)	16,585
Income taxes	(5,349)	(1,939)	(4,421)	(6,676)	(2,585)	(2,512)	19,053	(7,520)
Net income (loss)	6,958	5,590	7,867	7,858	6,949	5,874	(37,222)	9,065
Less: Net income attributable to non-controlling interests	—	(3,627)	(3,647)	(3,347)	(4,269)	(3,173)	—	—

Net income (loss) attributable to Coinstar, Inc.	$6,958	$1,963	$4,220	$4,511	$2,680	$2,701	$(37,222)	$9,065

Earnings (loss) per share:
Basic	$0.23	$0.07	$0.15	$0.16	$0.10	$0.10	$(1.34)	$0.33
Diluted	$0.23	$0.07	$0.15	$0.16	$0.09	$0.10	$(1.34)	$0.32

(1)	In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.

(2)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(3)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge.

(4)	In the third quarter of 2007, we recognized a telecommunication fee refund. The net income effect of the refund, net of taxes, monies owed to a joint venture and other effects was approximately $6.5 million in the third quarter of 2007.

Seasonality
     We have historically experienced seasonality in our revenue with higher revenue in the second half of the year than in the first half of the year. Our Coin product line generally experiences its highest revenue in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenue in the first half of the year. Our DVD product line generates lower revenue in the first half of the year. Our Money Transfer and E-payment product lines generally provide its highest revenue in the fourth quarter. We have not experienced significant seasonality in our entertainment services. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and DVD product lines, and relatively lower margin Money Transfer and E-payment product lines.
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
     Based on our combined balances of outstanding revolving line of credit and term loan obligations of $430.5 million as of June 30, 2009, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $2.0 million, net of a $2.3 million offset resulting from our interest rate swap agreements; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $2.0 million, net of a $2.3 million offset resulting from our interest rate swap agreements. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. We have hedged a portion of our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert a portion of our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $7 million at June 30, 2009), plus interest. The arbitration is scheduled for December 2009. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.

Item 1A.	Risk Factors
     There have been no material changes from risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of June 30, 2009, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $11.1 million bringing the total authorized for purchase under our credit facility to $36.1 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $29.5 million as of June 30, 2009, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.
     Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of June 30, 2009, this authorization allowed us to repurchase up to $25.7 million of our common stock.
     The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2009:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
	Total Number of		part of the Publicly	that May Yet be
	Shares Repurchased	Average Price Paid	Announced	Purchased Under the
	(1)	per Share	Repurchase Plans	Programs

4/1/09 - 4/30/09	662	$29.73	—	$24,304,920
5/1/09 - 5/31/09	—	$—	—	$25,464,710
6/1/09 - 6/30/09	—	$—	—	$25,705,328

	662	$29.73	—	$25,705,328

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

Item 4.	Submission of Matters to a Vote of Security Holders
     The voting results with respect to the election of directors, the amendment and restatement of our 1997 Amended and Restated Equity Incentive Plan and the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 required to be disclosed by this item was previously disclosed on our Current Report on Form 8-K filed June 8, 2009 with the SEC and such information is incorporated herein by reference.

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

Exhibit Number	Description

10.1*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis. (1)

10.2*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis. (2)

10.3*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (1)

10.4*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (1)

10.5*	Employment Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey. (1)

10.6*	Change of Control Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey. (2)

10.7*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (1)

10.8*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and John C. Harvey. (1)

10.9*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.

10.10*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and John C. Harvey.

10.11*	Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan. (3)

10.12	First Amendment to Office Lease Agreement as of April 15, 2009, by and between W2007 Seattle Office Bellefield Office Park Realty, L.L.C. and Coinstar, Inc. (4)

10.13	Amended and Restated Credit Agreement, dated as of November 20, 2007 and amended and restated as of April 29, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders party thereto. (5)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Includes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 10-Q filed on May 11, 2009 (File Number 000-22555).

(3)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on May 4, 2009 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009 (File Number 000-22555).

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2009 (File Number 000-22555).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coinstar, inc.
By:	/s/ JOHN C. HARVEY
John C. Harvey
Chief Financial Officer August 6, 2009