Form 10-Q
period 2009-09-30
COINSTAR INC
filed 2009-11-06
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2009
Common Stock, $0.001 par value	31,065,788

COINSTAR, INC.
FORM 10-Q
Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	Page 3

	Consolidated Statements of Operations for the nine and three month periods ended September 30, 2009 and September 30, 2008 (unaudited)	Page 4

	Consolidated Statement of Equity and Comprehensive Income for the nine month period ended September 30, 2009 (unaudited)	Page 5

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 and September 30, 2008 (unaudited)	Page 6

	Notes to Consolidated Financial Statements for the nine and three month periods ended September 30, 2009 and September 30, 2008 (unaudited)	Page 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	Page 33

Item 4.	Controls and Procedures	Page 33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	Page 33

Item 1A.	Risk Factors	Page 34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 48

Item 6.	Exhibits	Page 48

SIGNATURE		Page 50
EX-4.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COINSTAR, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,411	$66,408
Cash in machine or in transit	49,290	34,583
Cash being processed	65,679	91,044
Accounts receivable, net of allowance for doubtful accounts of $4,076 and $2,702 at September 30, 2009 and December 31, 2008, respectively	57,235	51,908
Inventory	88,041	92,247
Deferred income taxes	8,594	6,881
Prepaid expenses and other current assets	24,990	24,715

Total current assets	362,240	367,786
PROPERTY AND EQUIPMENT, NET	382,184	348,949
DEFERRED INCOME TAXES	103,567	4,338
OTHER ASSETS	16,511	11,865
INTANGIBLE ASSETS, NET	32,877	43,385
GOODWILL	292,361	290,391

TOTAL ASSETS	$1,189,740	$1,066,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$100,919	$132,194
Accrued payable to retailers and agents	115,303	132,490
Other accrued liabilities	82,027	87,500
Current portion of long-term debt	6,682	11,655
Current portion of capital lease obligations	27,428	20,264

Total current liabilities	332,359	384,103
LONG-TERM DEBT AND OTHER	418,667	295,942
CAPITAL LEASE OBLIGATIONS	31,950	23,509
DEFERRED TAX LIABILITY	60	12,072

TOTAL LIABILITIES	783,036	715,626

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 32,894,913 and 30,181,151 issued and 30,968,832 and 28,255,070 shares outstanding at September 30, 2009 and December 31, 2008, respectively	401,532	369,735
Retained earnings (accumulated deficit)	47,612	(2,672)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(1,609)	(6,204)

Total stockholders’ equity	406,704	320,028

Non-controlling interest	—	31,060

Total equity	406,704	351,088

TOTAL LIABILITIES AND EQUITY	$1,189,740	$1,066,714

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

REVENUE	$816,786	$533,817	$295,970	$203,452
EXPENSES:
Direct operating (1)	559,054	344,232	203,650	134,342
Marketing	16,605	13,946	5,833	7,372
Research and development	3,916	3,578	1,360	1,157
General and administrative	96,524	65,789	32,570	22,997
Depreciation and other (1)	66,864	41,997	23,432	15,384
Amortization of intangible assets	5,941	6,223	2,029	2,041
Proxy, write-off of acquisition costs, and litigation settlement	—	3,084	—	—

Income from operations	67,882	54,968	27,096	20,159
OTHER INCOME (EXPENSE):
Foreign currency loss and other, net	(339)	(2,775)	(270)	(717)
Interest income	184	1,063	30	180
Interest expense	(24,510)	(16,073)	(9,372)	(5,394)
Loss from equity investments	—	(338)	—	(1)
Early retirement of debt	(1,082)	—	(1,082)	—

Income from continuing operations before income taxes	42,135	36,845	16,402	14,227
Income tax expense	(16,231)	(13,272)	(6,761)	(6,357)

Income from continuing operations	25,904	23,573	9,641	7,870
Income (loss) from discontinued operations, net of tax (Note 6)	28,007	(2,892)	31,722	(12)

Net income	53,911	20,681	41,363	7,858
Less: Net income attributable to non-controlling interests	(3,627)	(10,789)	—	(3,347)

NET INCOME ATTRIBUTABLE TO COINSTAR, INC.	$50,284	$9,892	$41,363	$4,511

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations attributable to Coinstar, Inc.	$0.75	$0.45	$0.32	$0.16
Basic earnings per share from discontinued operations attributable to Coinstar, Inc.	0.94	(0.10)	1.04	—

Basic earnings per share attributable to Coinstar, Inc.	$1.69	$0.35	$1.36	$0.16

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations attributable to Coinstar, Inc.	$0.74	$0.45	$0.31	$0.16
Diluted earnings per share from discontinued operations attributable to Coinstar, Inc.	0.92	(0.10)	1.03	—

Diluted earnings per share attributable to Coinstar, Inc.	$1.66	$0.35	$1.34	$0.16

WEIGHTED SHARES OUTSTANDING:
Basic	29,829	27,992	30,437	28,170
Diluted	30,209	28,507	30,840	28,685

(1)	“Direct operating” above excludes depreciation and other of $56.4 million and $20.0 million for the nine and three month periods ended September 30, 2009 and $36.2 million and $13.4 million for the nine and three month periods ended September 30, 2008, respectively.
See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME
Nine Month Period Ended September 30, 2009
(in thousands, except share data)
(unaudited)

					Accumulated
			Retained Earnings		Other
	Common Stock		(Accumulated	Treasury	Comprehensive	Non-controlling		Comprehensive
	Shares	Amount	Deficit)	Stock	Loss	Interest	Total	Income
BALANCE, December 31, 2008	28,255,070	$369,735	$(2,672)	$(40,831)	$(6,204)	$31,060	$351,088
Proceeds from exercise of stock options, net	630,804	13,275					13,275
Stock-based compensation expense	141,708	5,883				349	6,232
Shares issued for DVD agreement	193,348	1,091					1,091
Convertible debt-equity portion, net of tax		20,160					20,160
Tax deficiency on stock-based compensation expense		(354)					(354)
Purchase of non-controlling interest in Redbox, net of $55,778 deferred tax benefit		(56,751)				(35,036)	(91,787)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493					48,493
Net income			50,284			3,627	53,911	$53,911
Gain on short-term investments net of tax expense of $10					14		14	14
Foreign currency translation adjustments net of tax expense of $301					3,873		3,873	3,873
Interest rate hedges on long-term debt net of tax expense of $452					708		708	708

Comprehensive income								58,506
Less: Comprehensive income attributable to non-controlling interests								(3,627)

Total comprehensive income								$54,879

BALANCE, September 30, 2009	30,968,832	$401,532	$47,612	$(40,831)	$(1,609)	$—	$406,704

See notes to consolidated financial statements

COINSTAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Month Periods
	Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$53,911	$20,681
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other	66,864	41,997
Amortization of intangible assets and deferred financing fees	6,907	6,608
Write-off of acquisition costs	1,262	1,004
Non-cash stock-based compensation for employees	6,232	6,288
Share-based payments for DVD agreement	1,091	—
Excess tax benefit on share-based awards	—	(615)
Deferred income taxes	3,582	9,231
Income from equity investments	—	3,449
(Income) loss from discontinued operations, net of tax	(28,007)	2,892
Loss on early retirement of debt	1,082	—
Other	632	835
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions	(70,480)	14,996

Net cash provided by operating activities from continuing operations	43,076	107,366
INVESTING ACTIVITIES:
Purchase of property and equipment	(105,141)	(115,740)
Acquisitions, net of cash acquired of $43,621 in 2008	(1,229)	(24,829)
Proceeds from sale of fixed assets	214	290

Net cash used by investing activities from continuing operations	(106,156)	(140,279)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other	(18,642)	(12,119)
Proceeds from capital lease financing	22,020	—
Net (payments) borrowings on credit facility	(35,000)	34,000
Convertible debt borrowings, net of underwriting discount and commissions of $6,000	194,000	—
Financing costs associated with revolving line of credit and convertible debt	(3,984)	—
Cash used to purchase remaining non-controlling interests in Redbox	(113,867)	—
Excess tax benefit on share-based awards	—	615
Proceeds from exercise of stock options	10,889	8,547

Net cash provided by financing activities from continuing operations	55,416	31,043
Effect of exchange rate changes on cash	2,996	(2,462)
NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED FROM CONTINUING OPERATIONS	(4,668)	(4,332)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	14,872	2,761
Investing cash flows	(16,397)	(8,130)
Financing cash flows	(2,462)	(4,140)

	(3,987)	(9,509)

NET DECREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	(8,655)	(13,841)
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	192,035	196,592

End of period	$183,380	$182,751

See Note 10 for supplemental cash flow information.
See notes to consolidated financial statements

COINSTAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Nine and Three Month Periods Ended September 30, 2009 and 2008
(unaudited)
NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Description of company: Incorporated as a Delaware company in 1993, Coinstar, Inc. (the “Company”) is a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. The Company’s core offerings in automated retail include its Coin and DVD businesses. The Coin services business consists of self-service coin counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. The DVD services business consists of self-service DVD kiosks where consumers can rent or purchase movies. The Company’s products and services also include money transfer services; and electronic payment (“E-payment”) services such as stored value cards, prepaid debit cards and prepaid wireless products. The Company’s products and services can currently be found at more than 90,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations. As of September 30, 2009, the Company had an approximate total of:

Coin-counting kiosks	18,800	*
DVD kiosks	20,600
Money transfer services locations	45,000
E-payment point-of-sale terminals	24,500

*	Amount includes 12,400 coin to card, e-payment or e-certificate kiosks
     Sale of Entertainment Services Business: On September 8, 2009 we sold our Entertainment Services Business (“Entertainment Business”) to National Entertainment Network, Inc. See further discussion in Note 6.
     Basis of presentation: The unaudited consolidated financial statements of Coinstar included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. Effective the third quarter of fiscal 2009 following the sale of our Entertainment Business, we reclassified the results of the Entertainment Business to discontinued operations for all periods presented.
     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC. The results of operations for the nine and three month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future quarter or for the entire fiscal year. Acquisitions are recorded and included in our results of operations as of the date acquired.
     Principles of consolidation: The accompanying unaudited consolidated financial statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries, companies in which we have a controlling interest, and other entities in accordance with Financial Accounting Standards Board Accounting Standard Codification (“FASB ASC”) 810-10. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
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
     Revenue recognition: We recognize revenue as follows:
•	Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our consolidated balance sheet under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•	Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a customer’s rental transaction. Revenue from the sale directly out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recorded with a corresponding receivable recorded in the balance sheet, net of a reserve for uncollectibility. We record revenue net of refunds and applicable sales taxes collected from customers;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the customer completes the transaction;

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.
     Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30 as of September 30, 2009. The cumulative change in the fair value of the swaps, which was $6.3 million, was recorded in other comprehensive income, net of tax of $2.5 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to interest expense in the consolidated statement of operations as the interest payments are made. The estimated losses in accumulated other comprehensive income of approximately $4.6 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010. The following table provides information about our interest rate swaps:

		Fair value
		September 30,	December 31,
	Balance sheet classification	2009	2008
		(in thousands)
Interest rate swap	Other accrued liabilities	$6,306	$7,466
     Fair value: The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair values of our revolving line of credit and term loan approximate their carrying amount.
     In 2008, we elected to defer the guidance of FAS 157, now incorporated within FASB ASC Subtopic 820-10, related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The adoption of FASB ASC Subtopic 820-10 for our non-financial assets and non-financial liabilities did not have a material impact to our consolidated financial statements.
     FASB ASC Subtopic 820-10 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:
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
     The following table presents our financial assets and liabilities that have been measured at fair value as of September 30, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of September 30, 2009
	Level 1	Level 2	Level 3
Short-term investment	$9,793	—	—
Interest rate swap liability	—	$6,306	—
     Recent accounting pronouncements: In July 2009 the FASB issued Statement of Financial Accounting Standards No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.
     In December 2007, the FASB issued FAS 141 (revised 2007), which is now incorporated within FASB ASC 805. FASB ASC 805 retains the fundamental requirements of FASB Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. The new guidance incorporated in FASB ASC 805 is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of the new provisions incorporated in FASB ASC 805 resulted in the recognition of $1.3 million in acquisition related expenses in our results of operations for the nine months ended September 30, 2009.
     In December 2007, the FASB issued FASB Statement 160 which is now incorporated within FASB ASC 810-10. The new guidance in FASB ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is effective for interim and annual periods beginning on or after December 15, 2008. The adoption of the new guidance changed our reporting presentation for non-controlling interests and impacted our consolidated financial position, results of operations and cash flows related to the purchase of non-controlling interests in Redbox as described in Note 2.
     In March 2008, the FASB issued FAS 161 which is now incorporated within FASB ASC 815-10-50. The new accounting guidance in FASB ASC 815 requires enhanced disclosures about how and why companies use derivatives, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The new guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of the new accounting provisions within FASB ASC 815 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.
     In May 2009, the FASB issued FAS 165 which is now incorporated within FASB ASC 855. The new guidance addresses accounting and disclosure requirements related to subsequent events. The objective of the new guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. FASB ASC 855 sets forth:
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
     The new guidance within FASB ASC 855 is effective for interim or annual financial statements ending after June 15, 2009. As the new guidance is required to be applied prospectively, the impact on our financial statements will be dependent upon the timing of future transactions and application of FASB ASC 855 on those transactions. We have evaluated subsequent events in accordance with FASB ASC 855 through November 5, 2009.
     In May 2008, the FASB issued new accounting guidance pertaining to convertible debt. This accounting guidance which is now included in FASB ASC 470-20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this new accounting guidance on January 1, 2009, and we have applied this accounting guidance to the convertible debt we issued in the third quarter of 2009.
     Contingency: In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $8 million at September 30, 2009), plus interest. The arbitration has been delayed until after December 2009, but no new date has been set. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.
NOTE 2: PURCHASE OF NON-CONTROLLING INTERESTS IN REDBOX
     In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we had accounted for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
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
     On February 26, 2009, we purchased the Interests and the Note, paying initial consideration to GAM in the form of cash in the amount of $10.0 million and 1.5 million shares of Common Stock. Pursuant to the GAM Purchase Agreement, these shares were valued at $27.7433 each (based on the average of the volume weighted average price per share of Common Stock for each of the eight NASDAQ trading days prior to, but not including, the date of issuance).
     In addition, on February 26, 2009, the Company purchased the remaining outstanding interests of Redbox from non-controlling interest and non-voting interest holders in Redbox under similar terms to those of the GAM Purchase Agreement, issuing 146,039 unregistered shares of Common Stock and an aggregate of 101,863 shares of Common Stock pursuant to already existing effective registration statements and paying $83,000, as initial consideration. Any consideration paid in shares of Common Stock to these parties has or will be valued in the same manner as any consideration paid in shares of Common Stock to GAM and such shares will either be newly issued, unregistered shares of Common Stock with similar registration rights to those of GAM or newly issued shares of Common Stock for which we already have an existing effective registration statement.
     We made a payment for deferred consideration of $92.3 million in the second quarter of 2009. The remaining payment for deferred consideration was made during the third quarter of 2009 and the obligation is paid in full as of September 30, 2009. The total consideration paid for the 2009 Redbox transaction was $162.4 million including cash of $113.9 million and Coinstar common stock of $48.5 million.
     The purchase of the non-controlling interest in Redbox was a change of our ownership interest in a previously consolidated subsidiary. Such change was accounted for as an equity transaction in accordance with FASB ASC 810-10. There was no gain or loss recorded in the consolidated net income or comprehensive income. The difference, approximately $112.5 million, between the fair value of the consideration paid and the amount of the non-controlling interest was recognized as a reduction to equity attributable to Coinstar. This difference will be amortized over fifteen years for tax purposes. As a result, we recognized a deferred tax benefit of $43.8 million in equity. In addition, we made an IRS code section 754 election resulting in an additional deferred tax benefit of $11.9 million recorded in equity. After taking these two tax benefits into consideration the difference is $56.8 million, which was recorded in the equity section of our balance sheet.
     Secured credit facility: On April 29, 2009, we modified our credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating the Original Credit Agreement in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provided for a new two-year $62.5 million term loan (the “Term Facility”), the proceeds of which, net of fees and closing costs, have been used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009 (the “Redbox Obligation”). The Amended and Restated Credit Agreement allowed us to, subject to meeting certain conditions, make a single request on or before May 28, 2009 to increase the commitment under the Term Facility by a minimum amount of $10.0 million and up to a maximum amount that would not cause the total commitment under the Term Facility to exceed $100.0 million after giving effect to such increase. Pursuant to this provision, on April 30, 2009, an additional lender increased the commitment under the Term Facility by $25.0 million. A portion of the proceeds of this increase has also been used to pay a portion of the Redbox Obligation. After the increase on April 30, 2009, we were not entitled under the terms of the Amended and Restated Credit Agreement to additional increases under the Term Facility.
     The Amended and Restated Credit Agreement does not modify the amount of the $400.0 million revolving credit facility (the “Revolving Facility”) that was provided for in the Original Credit Agreement, provided that the provision of the Original Credit Agreement that allowed us to increase the size of the Revolving Facility by up to $50.0 million (subject to obtaining commitments from lenders for such increase) was deleted in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement did not modify the interest rates or commitment fees that apply to the Revolving Facility. As a part of the amendment in February 2009, Redbox became a guarantor of our credit facility debt and Redbox financial results are included in our debt covenant calculation requirement.
     We paid off the Term Facility and a portion of the Revolving Facility with the proceeds from the convertible debt issuance during the third quarter of 2009 (See discussion at Note 9).
NOTE 3: PROPERTY AND EQUIPMENT

	September 30,	December 31,
	2009	2008
	(in thousands)
Machines	$654,947	$608,779
Computers	36,841	32,277
Office furniture and equipment	11,238	13,202
Vehicles	12,885	21,611
Leasehold improvements	3,888	3,715

	719,799	679,584
Accumulated depreciation and amortization	(337,615)	(330,635)

	$382,184	$348,949

     The amounts in the table above for 2008 include $37.3 million of net property and equipment for the Entertainment Business, which was sold during the third quarter of 2009.
     During the third quarter of 2009, we entered into $30.4 million in additional capital lease obligations. Approximately $22.0 million of the additions were equipment sale leaseback arrangements. As of September 30, 2009, our contractual capital lease obligations by fiscal year, including interest of approximately $5.7 million, totaled $10.0 million in 2009, $28.9 million in 2010, $18.9 million in 2011, $6.7 million in 2012 and $0.5 million in 2013.
NOTE 4: STOCK-BASED COMPENSATION
     Stock-based compensation: Stock-based compensation is accounted for in accordance with the provisions of FASB ASC 810-10. Under FASB ASC 718, the fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period.
     The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Expected term (in years)	3.7	3.7	3.7	3.7
Expected stock price volatility	40%	35%	40%	35%
Risk-free interest rate	1.5%	2.5%	1.9%	2.6%
Expected dividend yield	0%	0%	0%	0%
Estimated fair value per option granted	$9.29	$9.66	$9.80	$10.08
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
     The following table summarizes employee stock-based compensation expense, and the related deferred tax benefit for stock option and award expense during the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Stock-based compensation expense	$6,232	$4,809	$1,497	$1,618
Related deferred tax benefit	1,908	1,362	480	485
     Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options.
     The following table presents a summary of the stock option activity for the nine months ended September 30, 2009:

		Weighted
		average exercise
	Shares	price
	(in thousands)

OUTSTANDING, December 31, 2008	2,689	$25.24
Granted	642	29.26
Exercised	(631)	21.86
Cancelled, expired or forfeited	(245)	30.06

OUTSTANDING, September 30, 2009	2,455	26.67

EXERCISABLE, September 30, 2009	1,469	$24.56

     As of September 30, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.8 million. This expense is expected to be recognized over a weighted average period of approximately 1.9 years. During the nine month period ended September 30, 2009, the total intrinsic value of stock options exercised was approximately $7.1 million. At September 30, 2009, there were 4.6 million shares of unissued common stock reserved for issuance under all the stock plans of which 2.1 million shares were available for future grants.
     Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period.
     The following table presents a summary of the restricted stock award activity for the nine months ended September 30, 2009:

		Weighted
		average
		grant date
	Shares	fair value
	(in thousands)

NON-VESTED, December 31, 2008	135	$30.36
Granted	207	29.20
Vested	(90)	30.72
Forfeited	(45)	30.09

NON-VESTED, September 30, 2009	207	$29.70

     Compensation expense related to our restricted stock awards totaled approximately $3.1 million and $0.8 million for the nine and three month periods ended September 30, 2009. Compensation expense related to our restricted stock awards totaled approximately $1.6 million and $0.6 million for the nine and three month periods ended September 30, 2008. As of September 30, 2009 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $4.5 million. This expense is expected to be recognized over a weighted average period of approximately 1.6 years. During the nine month period ended September 30, 2009, the total fair value of restricted stock awards vested was approximately $2.1 million.
NOTE 5: INCOME PER SHARE
     Basic earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares, composed of incremental common shares issuable upon the exercise of stock options and vesting of certain non-vested restricted stock awards and the conversion features of our convertible debt we issued in the third quarter of 2009, are included in the calculation of diluted earnings per share to the extent such shares are dilutive.

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Numerator:
Income from continuing operations	$25,904	$23,573	$9,641	$7,870
Income (loss) from discontinued operations, net of tax	28,007	(2,892)	31,722	(12)

Net income	53,911	20,681	41,363	7,858
Less: Net income attributable to non-controlling interests	(3,627)	(10,789)	—	(3,347)

Net income attributable to Coinstar, Inc	$50,284	$9,892	$41,363	$4,511

Denominator:
Weighted average shares for basic calculation	29,829	27,992	30,437	28,170
Incremental shares from employee stock options and awards	380	515	403	515

Weighted average shares for diluted calculation	30,209	28,507	30,840	28,685

     For the nine and three month periods ended September 30, 2009, options and certain restricted stock awards totaling approximately 1.3 million and 1.3 million shares of common stock, respectively, were excluded from the computation of earnings per common share because their impact would be antidilutive. For the nine and three month periods ended September 30, 2008, options and restricted stock awards totaling approximately 0.9 million and 0.9 million shares, respectively, of common stock were excluded from the computation of earnings per common share because their impact would be antidilutive. For the nine and three month periods ended September 30, 2009, no shares related to the conversion feature of our convertible debt were included in the calculation of earnings per share because the average price of our common stock remained below the initial conversion price of $40.29 during the period.
NOTE 6: SALE OF ENTERTAINMENT BUSINESS
     On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. The disposed assets and liabilities primarily consist of current assets of $29.4 million, net property, plant and equipment of $35.2 million, intangible assets of $4.4 million, other assets of $3.1 million, and current liabilities of $24.3 million. As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009. We have presented the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business under discontinued operations in our Consolidated Statement of Operations, for all periods presented. The cash flows related to our Entertainment Business have been separately disclosed in our Consolidated Statement of Cash Flows under the operating, investing, and financing positions attributable to our discontinued operations.
     Revenue from discontinued operations was $90.6 million and $26.3 million for the nine month and three month periods ended September 30, 2009 and $117.1 million and $37.0 million for the nine month and three month periods ended September 30, 2008. The pretax loss from discontinued operations was $6.9 million and $1.0 million for the nine month and three month periods ended September 30, 2009, before the loss on disposal and related tax benefit, and the pretax loss from discontinued operations was $4.3 million for the nine month period ended September 30, 2008. During the three month period ended September 30, 2008 the pretax income from discontinued operations was $0.3 million.
     Our tax basis in the Entertainment Business was determined to be approximately $256.8 million which has been written off as worthless stock. However, the net tax benefit resulting from the worthless stock deduction was reduced by writing off the net deferred tax assets recorded on Entertainment Business’s books at the time of sale, resulting in a net one-time tax benefit of $82.2 million.

     The following table sets forth the computation of income (loss) from discontinued operations, net of tax for the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

(Loss) Income from discontinued operations (including loss on disposal of $49.8 million in the third quarter of 2009)	$(56,784)	$(4,390)	$(50,887)	$307
Income tax benefit (expense) on discontinued operations	2,559	1,498	377	(319)
One-time income tax benefit on loss on disposal in 2009	82,232	—	82,232	—

Income (loss) from discontinued operations, net of tax	$28,007	$(2,892)	$31,722	$(12)

NOTE 7: BUSINESS SEGMENT INFORMATION
     FASB ASC 280 requires that companies report, on an interim basis, separately in the financial statements certain financial and descriptive information about segment revenue, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services, and E-payment services. With the sale of the Entertainment Business during the third quarter of 2009 we now report Coin services as its own segment. The amounts shown below for revenue and income exclude the Entertainment Business for all periods presented. The amounts shown for assets include both Coin and Entertainment assets for the periods prior to the sale of Entertainment. The following table presents revenue by product lines:

	Nine Month Periods			Three Month Periods
	Ended September 30,			Ended September 30,
	2009	2008		2009	2008
	(in thousands)			(in thousands)
Revenue:
Coin services	$192,404	$194,771		$69,565	$71,027
DVD services	541,707	254,661	*	198,085	104,192	*
Money transfer services	64,560	66,273		22,476	22,016
E-payment services	18,115	18,112		5,844	6,217

Consolidated revenue	$816,786	$533,817		$295,970	$203,452

*	DVD services revenue above for 2008 does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. See Note 2.
     Our operating costs included in our shared service functions, which consist primarily of sales, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. In addition, our CEO manages our business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation and amortization, stock compensation expense and share-based payments (“segment operating income (loss)”). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss) from continuing operations, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments. Stock-based compensation expense, share-based payments, and depreciation and amortization expenses are not allocated to our four operating segments.

     The following table summarizes our income from operations, by segment for the period indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Operating income before depreciation/amortization and stock-based compensation/shared-based payments:
Coin services	$66,731	$68,741	$23,399	$25,432
DVD services	91,528	49,537	34,510	17,740
Money transfer services	(8,974)	(9,425)	(2,190)	(2,725)
E-payment services	(1,275)	623	(576)	(560)

Subtotal	148,010	109,476	55,143	39,887

Depreciation/amortization and stock-based compensation/shared-based payments:
Depreciation, amortization and other	(72,805)	(48,220)	(25,461)	(17,425)
Stock-based compensation and share-based payments	(7,323)	(6,288)	(2,586)	(2,303)

Subtotal	(80,128)	(54,508)	(28,047)	(19,728)

Consolidated income from operations	$67,882	$54,968	$27,096	$20,159

	September 30,	December 31,
	2009	2008
	(in thousands)	(in thousands)
Total assets:
Coin services	$513,469	$473,256
DVD services	453,833	378,092
Money transfer services	112,268	105,645
E-payment services	42,093	35,963
Unallocated corporate assets	68,077	73,758

Consolidated assets	$1,189,740	$1,066,714

     The table above includes assets associated with the Entertainment Business within the Coin services line of $67.1 million as of December 31, 2008. Entertainment assets are not included as of September 30, 2009 as the Entertainment Business was sold in early September 2009.
     The following tables represent information by geographic area. North America includes the United States, Canada, Mexico, and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Revenue:
North America	$765,514	$482,252	$276,461	$185,703
International	51,272	51,565	19,509	17,749

Total revenue	$816,786	$533,817	$295,970	$203,452

	September 30,	December 31,
	2009	2008
	(in thousands)
Total assets:
North America	$1,163,723	$1,025,362
International	135,178	138,868
Intercompany eliminations	(109,161)	(97,516)

Total assets	$1,189,740	$1,066,714

     The table above includes assets associated with the Entertainment Business within the North America line of $67.1 million as of December 31, 2008. Entertainment assets are not included as of September 30, 2009 as the Entertainment Business was sold in early September 2009.
     Our Coin, DVD, Money Transfer and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Walmart Stores Inc.	20.3%	13.3%	20.2%	14.4%
Walgreen Co.	10.1%	3.8%	11.5%	3.3%
McDonalds	9.6%	12.0%	8.4%	11.8%
Supervalu Inc.	8.4%	10.2%	7.8%	10.8%
NOTE 8: DVD LICENSE AGREEMENT
Sony agreement
     On July 17, 2009, Redbox entered into a copy depth license agreement (the “Sony Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $460.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the Sony Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock that will vest over the term of the Sony Agreement. In the third quarter of 2009, we recorded share-based payment expense of $1.1 million related to the Sony Agreement to direct operating expenses in the consolidated statements of operations.
     Under the Sony Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the United States. The DVDs licensed and purchased from Sony are expected to represent approximately 19.9% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Sony Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Sony Agreement as the initial date on which the pictures are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.
Lionsgate agreement
     On August 10, 2009, Redbox entered into a Home Video Lease Output Agreement (the “Lionsgate Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). Redbox estimates that it will pay Lionsgate approximately $158 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 until August 31, 2014. However, at Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011.
     Under the Lionsgate Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. The DVDs licensed and purchased from Lionsgate are expected to represent approximately 7.4% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Lionsgate Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Lionsgate Agreement as the initial date on which the pictures are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.
Paramount agreement
     On August 25, 2009, Redbox entered into a revenue sharing license agreement (the “Paramount Agreement”) with Paramount Home Entertainment Inc. (“Paramount”) that runs from August 25, 2009, through December 31, 2009 (the “Initial Term”). Prior to December 15, 2009, Paramount has the unilateral right to extend the term of the Paramount Agreement to December 31, 2014 (the “Extended Term”). However, if Paramount does agree to the Extended Term, at Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. Redbox estimates that it would pay Paramount approximately $561.0 million during the Initial Term and the Extended Term. During the Initial Term, Coinstar will provide a $28.0 million letter of credit to Paramount. The letter of credit took effect October 1, 2009. During the Extended Term, the letter of credit would be replaced with a Coinstar guarantee to Paramount of up to $25 million.

     Under the Paramount Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. The DVDs licensed and purchased from Paramount are expected to represent approximately 18.5% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Paramount Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Paramount Agreement as the first date on which the titles are available to the general public for home entertainment purposes, whether on a rental or sell-through basis.
NOTE 9: 4% CONVERTIBLE SENIOR NOTES
     In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”) for proceeds, net of expenses, of approximately $193.3 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1 2010. The Notes mature on September 1, 2014. The effective interest rate on the Notes is 8.5%.
     The Notes are convertible, upon the occurrence of certain events or maturity, into cash up to the aggregate principal amount of the Notes and shares of our common stock, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. The initial conversion rate is 24.8181 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $40.29 per share of Common Stock. The events for conversion include: i) at any time during the period beginning on June 1, 2014 and ending on the close of business on the business day immediately preceding the stated maturity date; ii) during any quarter commencing after December 31, 2009 in which the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (iii) during any five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that period is less than 98% of the product of the closing sale price of our common stock and the applicable conversion rate; (iv) we elect to distribute to substantially all holders of our common stock the right to purchase common stock at a price per share less than the average price of the closing price for the 10 consecutive trading day periods preceding the date of such announcement; or we elect to distribute to substantially all holders of our common stock the assets, debt securities, or rights to purchase securities of us, which distribution has a per value exceeding 10% of the closing price of the common stock preceding the declaration date for such distribution; (v) upon specified corporate transactions including a consolidation or merger.
     We have separately accounted for the liability and the equity component of the Notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The fair value of $165.2 million for our Notes and $34.8 million for the equity component was initially recorded and the transaction costs of $6.7 million directly related to the issuance were proportionally allocated to the liability and equity component. The total we recorded to equity was $20.1 million after a deferred tax asset of $13.5 million and $1.2 million of transaction costs. As our Notes are not actively traded in the market, fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements. As of September 30, 2009, the fair value of our Notes was approximately $166.0 million and the carrying value of our Notes was $165.7 million. The unamortized debt discount as of September 30, 2009 was $34.3 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $0.3 million in interest expense in the third quarter related to the contractual interest coupon of the Notes. We recorded $0.5 million in non-cash interest expense in the third quarter of 2009 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $1.4 million in 2009, $6.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.
     The Notes are not redeemable at our election prior to maturity, but are subject to repurchase by us at the option of the holders following a fundamental change at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The fundamental change includes i) any person acquires the beneficial ownership of us and entitles to exercise 50% or more of the total voting power of our capital stocks; ii) certain merger and combination transactions; iii) substantial turnover of our Board Directors; iv) stockholders’ approval of the liquidation and dissolution of us; v) termination of Trading, defined as our common stock’s trading on the security exchange market.
     Net proceeds of the Notes were used to pay off our $87.5 million term loan under its senior secured credit facility and to pay down $105.8 million of the outstanding amount under our $400 million revolving line of credit under our senior secured credit facility. We recorded $1.1 million in early retirement of debt expense in the consolidated statements of operations for the nine and three month periods ended September 30, 2009 related to the write-off of deferred financing costs associated with the term loan.

     The Notes are the general senior unsecured obligations of Coinstar and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The Notes will be structurally subordinated to all existing and future indebtedness incurred by Coinstar’s subsidiaries (including trade payables and guarantees under the Coinstar’s senior secured credit facility provided by certain of Coinstar’s subsidiaries), and will be effectively subordinated to any of Coinstar’s secured indebtedness (including capital leases) to the extent of the value of Coinstar’s assets that secure such indebtedness.
     As of September 30, 2009, our outstanding revolving line of credit and convertible debt balance together was $400.7 million. As of September 30, 2009 we were in compliance with all covenants.
NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION
     The following table provides supplemental cash flow information for the period indicated for our continuing operations:

	Nine Month Periods
	Ended September 30,
	2009	2008
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,705	$9,545
Cash paid during the period for income taxes	1,215	5,552

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration for purchase of Redbox non-controlling interest	$48,493	$—
Underwriting discount and commissions on convertible debt	6,000	—
Purchase of vehicles financed by capital lease obligations	4,750	580
Purchase of kiosks financed by capital lease obligations	8,439	—
Accrued acquisition costs	—	10,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
     We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Coin and DVD businesses. Our Coin services consist of self-service coin counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our products and services also include money transfer services; and electronic payment (“E-payment”) services such as stored value cards, prepaid debit cards and prepaid wireless products. Our products and services can currently be found at more than 90,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations.
Recent events
Sale of Entertainment Business
     On September 8, 2009, we sold our subsidiaries comprising our entertainment services business (“Entertainment Business”) to National Entertainment Network, Inc (“National”) for nominal consideration. See discussion below in “Results of Operations.”
DVD license agreements
Sony agreement
     On July 17, 2009, Redbox entered into a copy depth license agreement (the “Sony Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $460.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the Sony Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock that will vest over the term of the Sony Agreement. In the third quarter of 2009, we recorded share-based payment expense of $1.1 million related to the Sony Agreement.
     Under the Sony Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the United States. The DVDs licensed and purchased from Sony are expected to represent approximately 19.9% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Sony Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Sony Agreement as the initial date on which the pictures are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.
Lionsgate agreement
     On August 10, 2009, Redbox entered into a Home Video Lease Output Agreement (the “Lionsgate Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). Redbox estimates that it will pay Lionsgate approximately $158 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 until August 31, 2014. However, at Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011.

     Under the Lionsgate Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. The DVDs licensed and purchased from Lionsgate are expected to represent approximately 7.4% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Lionsgate Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Lionsgate Agreement as the initial date on which the pictures are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.
Paramount agreement
     On August 25, 2009, Redbox entered into a revenue sharing license agreement (the “Paramount Agreement”) with Paramount Home Entertainment Inc. (“Paramount”) that runs from August 25, 2009, through December 31, 2009 (the “Initial Term”). Prior to December 15, 2009, Paramount has the unilateral right to extend the term of the Paramount Agreement to December 31, 2014 (the “Extended Term”). However, if Paramount does agree to the Extended Term, at Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. Redbox estimates that it would pay Paramount approximately $561.0 million during the Initial Term and the Extended Term. During the Initial Term, Coinstar will provide a $28.0 million letter of credit to Paramount. The letter of credit took effect October 1, 2009. During the Extended Term, the letter of credit would be replaced with a Coinstar guarantee to Paramount of up to $25 million.
     Under the Paramount Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. The DVDs licensed and purchased from Paramount are expected to represent approximately 18.5% percent of the total DVDs licensed and purchased by Redbox for 2009. Under the Paramount Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Paramount Agreement as the first date on which the titles are available to the general public for home entertainment purposes, whether on a rental or sell-through basis.
Convertible debt
     In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”) for proceeds, net of expenses, of approximately $193.3 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010. The Notes mature on September 1, 2014. See further discussion below in “Liquidity and Capital Resources.”
Management of Business Segments
     In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. With the sale of the Entertainment Business during the third quarter of 2009 we now report Coin services as its own segment. Our business segments now include:
•	Coin services — We offer self-service coin-counting services. We own and service all of our coin-counting kiosks, providing a convenient and trouble-free service to retailers. We own and operate the only multi-national fully-automated network of self-service coin-counting kiosks across the United States, Canada, Puerto Rico, Ireland, and in the United Kingdom. We generate revenue from coin-counting transaction fees from our customers and business partners.

•	DVD services — Through Redbox and DVDXpress, we offer DVDs through our self-service kiosks where consumers can rent or purchase movies. Our DVD kiosks supply the functionality of a traditional video rental store, yet usually occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and go. The process is designed to be fast, efficient and fully automated with no upfront or membership fees. We generate revenue primarily through fees charged to rent or purchase a DVD.

•	Money Transfer services — Through Coinstar Money Transfer (“CMT”) and GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), we offer money transfer services primarily in the United Kingdom, European countries, North America, and Central America. Our money transfer services provide an easy to use, reliable and cost-effective way to send money around the world. We generate revenue primarily through commissions earned on money transfer transactions.

•	E-payment services — We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services.
     We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation and amortization, stock compensation expense and share-based payments (“segment operating income (loss)”). Segment operating income (loss) contains the internally allocated costs including the shared service functions, which consist primarily of sales, finance, legal, human resources, and information technology.
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
     See Note 7 of the Consolidated Financial Statements for additional information regarding business segments.
Strategy
     Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in scaling and managing kiosk businesses. We build strong consumer relationships by providing valuable self-service products and services in convenient locations. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources.
     We expect to continue devoting significant resources to our automated retail strategy, developing the information technology systems and technology infrastructure necessary to support our products and services, and adding administrative personnel to support our growing organization. We expect to continue evaluating new marketing and promotional programs to increase use of our products and services. As the Money Transfer services and E-payment services do not leverage our core competencies in automated retail, we are currently considering strategic alternatives for these businesses.
Purchase of the remaining non-controlling interests in Redbox
     Effective on January 18, 2008, when we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%, we began consolidating Redbox’s financial results into our Consolidated Financial Statements.
     On February 26, 2009, we purchased the remaining outstanding interests of Redbox from GetAMovie, Inc. (“GAM”) and other minority interest holders, and GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million, paid initial consideration in the form of cash in the amount of $10.1 million and 1.75 million shares of our common stock valued at $27.7433 per share and recognized deferred consideration of $101.1 million, which was paid off along with the interest during the second and third quarter of 2009. The interest totaled $2.7 million. Redbox is now a wholly-owned subsidiary of Coinstar. The total consideration paid for the 2009 Redbox transaction was $162.4 million including cash of $113.9 million and Coinstar common stock of $48.5 million.
Results of Operations
Sale of Entertainment Business
     On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009. We have presented the result of the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business under the discontinued operations in our Consolidated Statement of Operations, for all periods presented. The cash flows related to our Entertainment Business discontinued operations have been separately disclosed in our Consolidated Statement of Cash Flows.
     Revenue from discontinued operations was $90.6 million and $26.3 million for the nine month and three month periods ended September 30, 2009 and $117.1 million and $37.0 million for the nine month and three month periods ended September 30, 2008. The pretax loss from discontinued operations was $6.9 million and $1.0 million for the nine month and three month periods ended September 30, 2009, before the loss on disposal and related tax benefit, and the pretax loss from discontinued operations was $4.3 million for the nine month period ended September 30, 2008. During the three month period ended September 30, 2008 the pretax income from discontinued operations was $0.3 million.
     Our tax basis in the Entertainment Business was determined to be approximately $256.8 million which has been written off as worthless stock. However, the net tax benefit resulting from the worthless stock deduction was reduced by writing off the net deferred tax assets recorded on Entertainment Business’s books at the time of sale, resulting in a net one-time tax benefit of $82.2 million.
     The following table sets forth the computation of income (loss) from discontinued operations, net of tax for the periods indicated:

	Nine Month Periods		Three Month Periods
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
(Loss) Income from discontinued operations (including loss on disposal of $49.8 million in the third quarter of 2009)	$(56,784)	$(4,390)	$(50,887)	$307
Income tax benefit (expense) on discontinued operations	2,559	1,498	377	(319)
One-time income tax benefit on loss on disposal in 2009	82,232	—	82,232	—

Income (loss) from discontinued operations, net of tax	$28,007	$(2,892)	$31,722	$(12)

     We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services in early 2008. With the sale of the Entertainment Business during the third quarter of 2009 we now report Coin services as its own segment. The amounts shown below exclude the Entertainment Business for all periods presented.
Summary of operating results
Total revenue/Total operating income

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Total consolidated revenue	$816.8	$533.8	$283.0	53.0%	$296.0	$203.5	$92.5	45.5%
Total consolidated income from operations	$67.9	$55.0	$12.9	23.5%	$27.1	$20.2	$6.9	34.2%
Income from operations as a % of Total Revenue	8.3%	10.3%			9.2%	9.9%
     The increases in our consolidated revenue for the nine and three month periods ended September 30, 2009 compared to the nine and three months ended September 30, 2008 were driven primarily by our DVD services segment as a result of the increased number of DVD installed kiosks in our retailers’ locations as well as the revenue growth of our existing installed kiosks. The increase in our DVD services revenue was $287.1 million and $94.0 million for nine month and three month periods ended September 30, 2009 compared to the prior year. The increase was partially offset by the decrease in revenue from the foreign operations of Coin and Money Transfer services due to unfavorable changes in currency exchange rates.

     Our consolidated income from operations was $67.9 million and $55.0 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Our consolidated income from operations, before depreciation, amortization and other of $72.8 million, stock compensation expense and share-based payments of $7.3 million totaled $148.0 million for the nine month periods ended September 30, 2009, compared to $109.5 million for the prior-year period. The increase of $38.5 million from our consolidated segment operating income was offset by the increase in depreciation and amortization of $24.6 million primarily due to the increase in installations of DVD kiosks. The decrease in consolidated income from operations as a percentage of total revenue was mostly driven by higher product costs primarily resulting from the decrease in DVD salvage values.
     Our consolidated income from operations was $27.1 million and $20.2 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Our consolidated operating income, before depreciation, amortization and other of $25.5 million, stock compensation expense and share-based payments of $2.6 million totaled $55.1 million for the third quarter of 2009, compared to $39.9 million from the prior-year third quarter. The increase of $15.2 million from our consolidated segment operating income was offset by higher depreciation and amortization expense of $8.0 million due to the increase in installations of DVD kiosks. The decrease in consolidated income from operations as a percentage of total revenue was primarily due to lower Coin services operating income as a percentage of revenue partially offset by increased DVD services operating income as a percentage of revenue.
Segment Revenue/Operating income (loss)
Coin services

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Coin services revenue	$192.4	$194.8	$(2.4)	-1.2%	$69.5	$71.0	$(1.5)	-2.1%
Coin services operating income	$66.7	$68.7	$(2.0)	-2.9%	$23.4	$25.4	$(2.0)	-7.9%
Operating income as a % of segment revenue	34.7%	35.3%			33.7%	35.8%
     The decreases in Coin services revenue for the nine and three month periods ended September 30, 2009 compared to the nine and three months ended September 30, 2008 were primarily driven by the unfavorable foreign exchange rates which have negatively impacted our Coin revenue by approximately $6.1 million and $1.4 million for the nine and three month periods ended September 30, 2009 compared to the prior year periods. Excluding the impact of foreign currency fluctuations, Coin revenue increased by $3.7 million (or 1.9%) for the nine month periods ended September 30, 2009 compared to the prior year periods and stayed consistent for the third quarter comparing to the prior year.
     The decrease in segment operating income for the nine month period ended September 30, 2009 compared to the nine months ended September 30, 2008 is primarily driven by the decline in segment revenue, partially offset by the decrease in the direct marketing expense resulting from the timing of marketing campaign activities. Coin service operating income as a percentage of revenue was fairly consistent period over period, 34.7% and 35.3% for the nine month periods ended September 30, 2009 and September 30, 2008. Coin services income from operations decreased as a percentage of revenue for the three months ended September 30, 2009 compared to the prior year period due to certain fixed costs remaining static while Coin services revenue decreased for the quarter.
DVD services

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

DVD services revenue	$541.7	$254.6	$287.1	112.8%	$198.1	$104.2	$93.9	90.1%
DVD services operating income	$91.5	$49.5	$42.0	84.8%	$34.5	$17.7	$16.8	94.9%
Operating income as a % of segment revenue	16.9%	19.4%			17.4%	17.0%
     DVD services revenue for the nine months of 2008 above does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. The remaining increases in DVD services revenue for the nine and three month periods ended September 30, 2009 compared to the nine and three months ended September 30, 2008 were driven by the increase in the number of rentals as a result of new kiosk placements compared to the prior year as well as revenue growth from existing kiosks. At September 30, 2009, we installed more than 8,800 additional DVD kiosks since September 30, 2008.

     The DVD services segment operating income increased year over year for both the nine and three month periods ended September 30, 2009 compared to prior year. The increases in segment operating income reflect the favorable revenue increase, offset in part by the DVD product costs to support the increased rental transactions, declines in DVD salvage values, and increased general and administration expenses to sustain the growth of the segment.
     The decline in DVD services segment operating income as a percentage of revenue for the nine month period ended September 30, 2009 compared to the prior year period was mostly driven by higher product costs, primarily resulting from the decrease in DVD salvage values. For the three month period ended September 30, 2009, the DVD services segment operating income as a percentage of revenue improved 40 basis points compared to the prior year period, as the impact of higher product costs, primarily resulting from the decrease in DVD salvage values, was more than offset by lower marketing expense as a percentage of revenue and the favorable impact of leveraging general and administrative expenses. Throughout the first nine months of 2009, one movie studio has restricted the distribution of DVDs to our DVD services segment. During October 2009, two additional movie studios began restricting the distribution of DVDs to our DVD services segment. The increased restriction of DVDs is expected to have a negative impact on the operating income margins in our DVD services business, because in these situations we must obtain DVD titles from alternative sources, often at a higher cost and often not in advantageous quantities.
Money Transfer services

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Money Transfer services revenue	$64.6	$66.3	$(1.7)	-2.6%	$22.5	$22.0	$0.5	2.3%
Money Transfer services operating loss	$(9.0)	$(9.4)	$0.4	-4.3%	$(2.2)	$(2.7)	$0.5	-18.5%
Operating loss as a % of segment revenue	-13.9%	-14.2%			-9.8%	-12.3%
     The decline in revenue for the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 was largely due to a decrease in the average amount per transaction from approximately $571 to approximately $539. In addition, the unfavorable foreign currency exchange has negatively impacted the revenue. Our Money Transfer service revenue for the third quarter of 2009 increased compared to the prior year period. The increase was primarily driven by increased transaction volume from our foreign Money Transfer subsidiaries.
     Our Money Transfer service operating loss remained relatively flat for the nine month periods and three month periods ended September 30, 2009, compared to the nine month and three month periods ended September 30, 2008.
E-payment services

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

E-payment revenue	$18.1	$18.1	$—	0.0%	$5.9	$6.3	$(0.4)	-6.3%
E-payment operating (loss) income	$(1.3)	$0.6	$(1.9)	-316.7%	$(0.6)	$(0.6)	$—	0.0%
Operating loss or income as a % of segment revenue	-7.2%	3.3%			-10.2%	-9.5%
     The revenue from our E-payment services has remained relatively consistent for the nine and three month periods ended September 30, 2009 and September 30, 2008.
     The decline in our E-payment segment operating profit during the nine month periods ended September 30, 2009 compared to prior year was primarily due to income from the InComm settlement which generated $2.0 million of pre-tax income in the second quarter of 2008.
Expenses
Direct Operating Expenses
     Our direct operating expenses consist primarily of (1) amortization of our DVD library, (2) the percentage of transaction fees and commissions we pay to our retailers and agents, (3) credit card fees and coin pick-up, transportation and processing expenses, and (4) field operations support. Variations in the percentage of transaction fees and commissions we pay to our retailers and agents may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, E-payment capabilities, new product commitments, co-op marketing incentives, or other criteria.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Direct operating expenses	$559.1	$344.2	$214.9	62.4%	$203.7	$134.3	$69.4	51.6%
as a % of Total Revenue	68.5%	64.5%			68.8%	66.0%
     Direct operating expenses increased in the nine and three month periods ended September 30, 2009 compared to the nine and three month periods ended September 30, 2008 primarily due to the increased revenue in the DVD service segment, and the resulting variable expenses associated with the increased revenue. In addition, the direct operating expenses as a percentage of revenue increased by 400 basis points and 280 basis points for the nine and three month periods ended September 30, 2009 compared with the prior year periods. These increases were driven mainly by higher DVD product costs primarily resulting from a decrease in DVD salvage values. The total increases in direct operating expenses for DVD services were $221.9 million and $71.8 million for the nine and three month periods ended September 30, 2009. The increases were partially offset by the cost reduction in our Money Transfer and E-payment services businesses.
Marketing
     Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing and public relations efforts in national and regional advertising and the major international markets in which we operate our Money Transfer services.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Marketing	$16.6	$13.9	$2.7	19.4%	$5.8	$7.4	$(1.6)	-21.6%
as a % of Total Revenue	2.0%	2.6%			2.0%	3.6%
     Marketing expenses increased in the nine month period ended September 30, 2009 compared to the nine month period ended September 30, 2008 primarily as a result of the growth of DVD services. Marketing expenses for DVD services increased $2.0 million.
     Marketing expenses decreased in the three month period ended September 20, 2009 compared to the three month period ended September 30, 2008 primarily as a result of lower direct marketing spending in our Coin services. The decrease in our Coin marketing was approximately $1.1 million resulting from the timing of the direct marketing campaign activities.
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

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Research and development	$3.9	$3.6	$0.3	8.3%	$1.4	$1.2	$0.2	16.7%
as a % of Total Revenue	0.5%	0.7%			0.5%	0.6%
     Research and development expenses have remained relatively consistent for the nine and three month periods ended September 30, 2009 and September 30, 2008.
General and Administrative
     Our general and administrative expenses consist primarily of administrative support for field operations, customer service, systems and engineering support, computer network operations, finance, human resources, occupancy expenses, legal expenses and insurance.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

General and administrative	$96.5	$65.8	$30.7	46.7%	$32.6	$23.0	$9.6	41.8%
as a % of Total Revenue	11.8%	12.3%			11.0%	11.3%
     General and administrative expenses increased for the nine and three month periods ended September 30, 2009 compared to the nine and three month period ended September 30, 2008 primarily as a result of increased administrative costs to sustain the growth of the DVD business segment, expensing acquisition related costs upon adoption of FASB ASC 805, Business Combinations, in the first quarter of 2009, as well as certain management transition costs.
Proxy, write-off of acquisition costs, and litigation settlement
     During the second quarter of 2008 there were unique events resulting in expenses for a proxy contest and the write-off of acquisition costs as well as income from the litigation settlement agreement with InComm Holding Inc.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Proxy, write-off of acquisition costs, and litigation settlement	$—	$3.1	$(3.1)	-100.0%	$—	$—	$—	0.0%
as a % of Total Revenue	0.0%	0.6%			0.0%	0.0%
Depreciation and Other
     Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Depreciation and other	$66.9	$42.0	$24.9	59.3%	$23.4	$15.4	$8.0	51.9%
as a % of Total Revenue	8.2%	7.9%			7.9%	7.6%
     Depreciation and other expenses increased in the nine and three month periods ended September 30, 2009 compared to the nine and three month periods ended September 30, 2008 primarily due to the installation of 1,300 coin kiosks and 8,800 DVD kiosks over the last four quarters.
Amortization of Intangible Assets
     Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Amortization of intangible assets	$5.9	$6.2	$(0.3)	-4.8%	$2.0	$2.0	$—	0.0%
as a % of Total Revenue	0.7%	1.2%			0.7%	1.0%
     Amortization expense remained consistent for the nine and three month period ended September 30, 2009 compared to the nine and three month periods ended September 30, 2008.

Other Income and Expense

	Nine Month Periods Ended September 30,				Three Month Periods Ended September 30,
(In millions, except percentages)	2009	2008	$ Chng	% Chng	2009	2008	$ Chng	% Chng

Foreign currency loss and other, net	$(0.3)	$(2.8)	$2.5	-89.3%	$(0.3)	$(0.7)	$0.4	-57.1%
Interest income	$0.2	$1.1	$(0.9)	-81.8%	$—	$0.2	$(0.2)	-100.0%
Interest expense	$(24.5)	$(16.1)	$(8.4)	52.2%	$(9.4)	$(5.4)	$(4.0)	74.1%
Loss from equity investments	$—	$(0.3)	$0.3	-100.0%	$—	$—	$—	0.0%
Early retirement of debt	$(1.1)	$—	$(1.1)	100.0%	$(1.1)	$—	$(1.1)	100.0%
Non-controlling interest	$(3.6)	$(10.8)	$7.2	-66.7%	$—	$(3.3)	$3.3	-100.0%
     Foreign currency loss and other improved in the nine and three month periods ended September 30, 2009 as compared to the nine and three month periods ended September 30, 2008 primarily due to the impact from the unfavorable movement of foreign exchange rates in our foreign subsidiaries and the timing of the settlement of foreign currency transactions during the first nine months of 2008.
     Interest income decreased for the nine and three month periods ended September 30, 2009 due to lower invested balances and a decrease in interest rates.
     Interest expense increased in the nine and three month period ended September 30, 2009 as compared to the nine and three month period ended September 30, 2008 primarily due to increased borrowings in 2009 to acquire the remaining interest in Redbox which has resulted in higher debt balances during the current year periods.
     Early retirement of debt totaled $1.1 million during the nine and three month periods ended September 30, 2009. We used the proceeds from our convertible debt issuance during the third quarter of 2009 to pay off the $87.5 million term loan we entered into earlier in 2009. The early retirement of debt expense in the nine and three month periods ended September 30, 2009 related to the write-off of deferred financing costs associated with the term loan.
     Non-controlling interest for the nine and three month periods ended September 30, 2009 represents the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.
Income Tax Expense
     The effective tax rate from continuing operations attributable to Coinstar, Inc. was 42.1% and 41.2%, respectively for the nine and three months ended September 30, 2009 and 50.9% and 58.4% for the nine and three months ended September 30, 2008. These rates differ from the federal statutory rate primarily due to the effect of losses in the United Kingdom that do not provide tax benefits currently. The effective tax rate attributable to Coinstar, Inc. was reduced in 2009 by our election to treat our money transfer subsidiaries based in the United Kingdom as disregarded entities for United States federal income tax as of July 1, 2009. The election permits operating losses sustained by the disregarded entities to be deducted in the United States going forward. The effective rate also includes implications from the application of FASB ASC 718-740 with respect to incentive stock options.
Liquidity and Capital Resources
Cash and Liquidity
     Our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.
     As of September 30, 2009, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $183.4 million. This consisted of cash and cash equivalents immediately available to fund our operations of $68.4 million, cash in machine or in transit of $49.3 million and cash being processed of $65.7 million (which relates to our partner payable liability and payable to our money transfer agents as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $29.9 million as of September 30, 2009, compared with a working capital deficit of $(16.3) million as of December 31, 2008. The increase in working capital is primarily due to the timing of payments to our vendors and retailers.
     Net cash provided by operating activities from continuing operations was $43.1 million for the nine months ended September 30, 2009, compared to net cash provided by operating activities of $107.4 million for the nine months ended

September 30, 2008, resulting in a total decrease of $64.3 million. The decrease is primarily due to an increase in cash used by working capital of $85.5 million and a $12.0 million decrease in adjustments to reconcile net income to net cash provided by operating activities, offset by an increase of $33.2 million in net income.
     Cash used by working capital increased in the first nine months of 2009 compared to the first nine months of 2008 due to DVD services accounts payable balances that grew during 2008 but stabilized in the current year and an excise tax refund received in 2008. Cash used by working capital also increased due to timing of payments to vendors. These increases in cash used by working capital over the prior year were offset by an increase in cash provided by working capital as a result of a decline in inventory growth for DVD services as compared to the prior year. Adjustments to reconcile net income to net cash provided by operating activities decreased primarily due to the income from discontinued operations and lower deferred tax expense partially offset by higher depreciation expense in the current year.
     Net cash used by investing activities from continuing operations for the nine months ended September 30, 2009 was $106.2 million compared to $140.3 million in the comparable prior year period. Net cash used by investing activities was higher in the prior year period primarily due to the acquisition of GroupEx and the acquired increased ownership percentage in Redbox from 47.3% to 51.0%, which both took place in January 2008. The decrease in cash used by investing activities year-over-year was also due to decreased cash used for capital expenditures during the first nine months of 2009 as compared to the first nine months of 2008.
     Net cash provided by financing activities for the nine months ended September 30, 2009 was $55.4 million compared to cash provided of $31.0 million in the comparable prior year period. In 2009, net cash provided by financing activities primarily represented the borrowings on convertible debt of $194.0 million, net of underwriting discount and commissions of $6.0 million, proceeds from capital lease financing of $22.0 million and $10.9 million in proceeds from employee stock exercises. These increases were offset by cash used to purchase the remaining non-controlling interest in Redbox of $113.9 million, net payments on our credit facility of $35.0 million, principal payments on capital lease and other obligations of $18.6 million and $4.0 million in financings costs associated with our revolving line of credit and convertible debt. Net cash provided by financing activities for the nine months ended September 30, 2008, was $31.0 million. This amount primarily represented the net borrowings on our credit facility of $34.0 million, proceeds of employee stock option exercises of $8.5 million, and the excess tax benefit from exercise of stock options of $0.6 million, offset by cash used to make principal payments on capital leases of $12.1 million.
Credit Facility
     On April 29, 2009, we modified our existing credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating it in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provides for a new term loan, proceeds of which, net of fees and closing costs, have been used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009. We paid off the term loan with the proceeds from the convertible debt issuance during the third quarter of 2009, as discussed below. As of September 30, 2009, our outstanding revolving line of credit and convertible debt balance together was $400.7 million. As a part of the amendment in February 2009, Redbox became a guarantor of our credit facility debt and Redbox financial results are included in our debt covenant calculation requirement. As of September 30, 2009 we were in compliance with all covenants.
Convertible debt
     In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”) for proceeds, net of expenses, of approximately $193.3 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010. The Notes mature on September 1, 2014.
     As the Notes can be settled in cash and equity upon conversion, we have separately accounted for the liability and the equity component of the Note in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. The fair value of $165.2 million for our Notes and $34.8 million for the equity component was initially recorded and the transaction costs directly related to the issuance were proportionally allocated to the liability and equity component. As our Notes are not actively traded in the market, fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements. As of September 30, 2009, the fair value of our Notes was approximately $166.0 million and the carrying value of our Notes was $165.7 million. The unamortized debt discount as of September 30, 2009 was $34.3 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $0.5 million in non-cash interest expense in the third quarter of 2009 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $1.4 million in 2009, $6.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

     Net proceeds of the Notes were used to pay off our $87.5 million term loan under its senior secured credit facility and to pay down $105.8 million of the outstanding amount under our $400 million revolving line of credit under its senior secured credit facility.
Letters of Credit
     As of September 30, 2009, we had five irrevocable standby letters of credit that totaled $12.1 million. These standby letters of credit, which expire at various times through December 2009, are used to collateralize certain obligations to third parties. Prior to and as of September 30, 2009, no amounts have been, or are outstanding under these standby letters of credit.
Interest rate swap
     During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008 we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30, Cash Flow Hedges, of September 30, 2009, the cumulative change in the fair value of the swaps, which was $6.3 million, was recorded in other comprehensive income, net of tax of $2.5 million, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. We reclassify a corresponding amount from accumulated other comprehensive income to the consolidated statement of operations as the interest payments are made. The estimated losses in accumulated other comprehensive income of approximately $4.6 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our consolidated statement of operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
Redbox Rollout Agreement
     In November 2006, Redbox and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of September 30, 2009, included in our consolidated financial statements was debt associated with the Rollout Agreement of $19.3 million.
Capital Resources
     We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting kiosk or DVD kiosk volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product, service offerings, and enhancements and cash required to fund future acquisitions.
Off-Balance Sheet Arrangements
     As of September 30, 2009, off-balance sheet arrangements are comprised of our operating leases and letters of credit as disclosed in Note 8 to our Consolidated Financial Statements included in our Form 10-K. We have no other off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on our financial condition or consolidated financial statements.

Contractual Obligations
     The following table discloses, as of September 30, 2009, material changes to two line items, “Long-term debt” and “Capital lease obligations,” from the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” included in our Form 10-K for the year ended December 31, 2008, as well as one new line item, “DVD Agreement obligations.”

	Payments Due by Period
Contractual Obligations	Total	2009	2010	2011	2012	2013	Thereafter
				(in thousands)
Long-term debt (1)	$440,757	$610	$2,441	$2,441	$235,242	$23	$200,000
Capital lease obligations (2)	65,030	9,964	28,908	18,940	6,717	501	—
DVD Agreement obligations (3)	663,611	71,455	100,750	127,033	144,555	144,555	75,263

Total contractual cash obligations	$1,169,398	$82,029	$132,099	$148,414	$386,514	$145,079	$275,263

(1)	Long-term debt does not include contractual interest payments as they are variable in nature. The revolving line of credit totaled $235.0 as of September 30, 2009. We also added $200.0 million in convertible debt during the third quarter of 2009.

(2)	Capital lease obligations represent gross minimum lease payments, which includes interest of approximately $5.7 million. We added approximately $30.4 million in capital leases in the third quarter of 2009.

(3)	See Note 8 to our Consolidated Financial Statements included in this Form 10-Q. The DVD agreement obligations in the above table are summarized as follows:
•	Redbox estimates that it will pay Sony approximately $460.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. At Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. The amounts above reflect the $460.0 million as if the term expires in 2014. The $460.0 million estimate is based on future assumptions including pricing estimates, estimated number of locations, estimated titles in the kiosk, and estimated title counts.

•	Redbox estimates that it will pay Lionsgate $158.0 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 through August 31, 2014. At Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011. The amounts above reflect the $158.0 million as if the term expires in 2014. The $158.0 million estimate is based on future assumptions including pricing estimates, estimated number of locations, estimated titles in the kiosk, and estimated title counts.

•	Redbox estimates that it will pay Paramount $45.6 million during the Initial Term of the Paramount Agreement, which runs from August 25, 2009 through December 31, 2009. This amount has been included in the 2009 column above. The $45.6 million estimate is based on future assumptions including price and quantities purchased.
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

	Three Month Periods Ended
	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,
	2009(1)	2009	2009	2008	2008	2008(2)	2008(3)	2007(4)
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:

Revenue	$295,970	$282,048	$238,768	$227,864	$203,452	$184,071	$146,294	$82,896
Expenses:
Direct operating	203,650	193,941	161,463	150,079	134,342	117,592	92,298	49,977
Marketing	5,833	5,671	5,101	5,251	7,372	3,788	2,786	1,975
Research and development	1,360	1,299	1,257	1,180	1,157	1,175	1,246	1,070
General and administrative	32,570	32,379	31,575	28,503	22,997	23,554	19,238	9,984
Depreciation and other	23,432	22,844	20,588	19,472	15,384	14,130	12,483	8,401
Amortization of intangible assets	2,029	1,961	1,951	1,983	2,041	2,068	2,114	1,435
Proxy, write-off of acquisition costs, and litigation settlement	—	—	—	—	—	3,084	—	—

Income (loss) from operations	27,096	23,953	16,833	21,396	20,159	18,680	16,129	10,054
Foreign currency (loss) gain and other, net	(270)	93	(162)	(1,153)	(717)	(895)	(1,163)	90
Interest income	30	46	108	155	180	625	258	197
Interest expense	(9,372)	(8,628)	(6,510)	(5,453)	(5,394)	(5,847)	(4,832)	(4,512)
Income (loss) from equity investments and other	—	—	—	1	(1)	243	(580)	472
Early retirement of debt	(1,082)	—	—	—	—	—	—	(1,794)

Income (loss) from continuing operations before income taxes	16,402	15,464	10,269	14,946	14,227	12,806	9,812	4,507
Income taxes	(6,761)	(6,510)	(2,960)	(5,018)	(6,357)	(3,856)	(3,059)	(4,596)

Income (loss) from continuing operations	9,641	8,954	7,309	9,928	7,870	8,950	6,753	(89)
Income (loss) from discontinued operations, net of tax	31,722	(1,996)	(1,719)	(2,061)	(12)	(2,001)	(879)	(37,133)

Net income (loss)	41,363	6,958	5,590	7,867	7,858	6,949	5,874	(37,222)
Less: Net income attributable to non-controlling interests	—	—	(3,627)	(3,647)	(3,347)	(4,269)	(3,173)	—

Net income (loss) attributable to Coinstar, Inc.	$41,363	$6,958	$1,963	$4,220	$4,511	$2,680	$2,701	$(37,222)

Earnings (loss) per share attributable to Coinstar, Inc:
Basic	$1.36	$0.23	$0.07	$0.15	$0.16	$0.10	$0.10	$(1.34)
Diluted	$1.34	$0.23	$0.07	$0.15	$0.16	$0.09	$0.10	$(1.34)

(1)	In the third quarter of 2009 we sold the Entertainment Business, which is included in discontinued operations above for all periods presented.

(2)	In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.

(3)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

(4)	In the fourth quarter of 2007, we recorded an impairment and excess inventory charge for the Entertainment Business, now included as discontinued operations.
Seasonality
     We have historically experienced seasonality in our revenue with higher revenue in the second half of the year than in the first half of the year. Our Coin product line generally experiences its highest revenue in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenue in the first half of the year. Our DVD product line experiences lower revenue in April and May due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the beginning of the school year and the introduction of the new television season. The year-end and summer holiday months have historically been the highest rental months for DVD services. Our Money Transfer and E-payment product lines generally provide their highest revenue in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and DVD product lines, and relatively lower margin Money Transfer and E-payment product lines.
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
     Based on the balance of our outstanding revolving line of credit of $235.0 million as of September 30, 2009, an increase of 1.0% in interest rates over the next year would increase our annualized interest expense by approximately $0.1 million, net of a $2.3 million offset resulting from our interest rate swap agreements; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense by approximately $0.1 million, net of a $2.3 million offset resulting from our interest rate swap agreements. Such potential increases or decreases are based on certain simplified assumptions, including an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods. We have hedged a portion of our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert a portion of our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.
     We are further subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, Europe, Canada, and Mexico.
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
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $8 million at September 30, 2009), plus interest. The arbitration has been delayed until after December 2009, but no new date has been set. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against

ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.
     In October 2008, Redbox filed a complaint against Universal Studios Home Entertainment (“Universal Studios”) in the U.S. District Court for the District of Delaware. Redbox is alleging antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would prohibit us from receiving delivery of their DVD titles until several weeks following their release for sale. Redbox is seeking injunctive relief, declaratory relief, money damages, attorney’s fees and costs. In August 2009, the court ruled on Universal Studios’ motion to dismiss, upholding our right to proceed on the antitrust claim, but dismissing our claims for copyright misuse and tortious interference. Universal Studios filed its answer to our complaint in August 2009. Redbox also filed separate complaints against 20th Century Fox and Warner Home Video in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. 20th Century Fox and Warner Home Video have each moved to dismiss our claims.
     In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against Redbox in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.
Item 1A. Risk Factors
     In connection with our Notes offering in September 2009, we substantially revised our risk factors. These revised risk factors are disclosed in full below.
The termination, non-renewal or renegotiation on materially adverse terms of our contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations.
     The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. Our typical coin contract term ranges from one to three years and automatically renews until we or the retailer gives notice of termination. DVD contracts typically range from three to six years. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems (including coin-counting systems which retailers could operate themselves or through a third party) or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms causing our business, financial condition and results of operations to suffer.
     We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and McDonald’s USA, LLC, which accounted for approximately 20%, 10% and 10% of our consolidated revenue, respectively, for the nine months ended September 30, 2009. Our coin and DVD relationship with Walmart is governed by contracts that provide either Coinstar or Walmart the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on 90 days’ notice. In addition, McDonald’s USA has the right to terminate its contract with us with respect to all of our DVD kiosks in a particular geographic market, with or without cause, on 90 days’ notice, in which event we have the option to repurchase our kiosks on specified terms. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.
There are many risks related to our DVD services business that may negatively impact our business.
     The home video industry is highly competitive with many factors affecting our ability to profitably manage our DVD services business. We have invested, and plan to continue to invest, substantially to establish our nationwide infrastructure of DVD rental kiosks, and we currently expect to have at least 22,000 installed DVD rental kiosks by the end of year 2009. The home video distribution market is rapidly evolving as new technologies and distribution channels are being developed to compete for market share. There is no assurance that the DVD rental kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:
•	Competition from other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie industry, than we have, including:
•	traditional video retailers, like Blockbuster and other local and regional video stores, and other DVD kiosk businesses;

•	mail-delivery and online retailers like Netflix or Amazon;

•	other retailers like Walmart and other chain stores selling DVDs;

•	pay-per-view/cable/satellite and similar movie content providers like Comcast or HBO;

•	other forms of movie content providers like Internet sites including iTunes, YouTube, Hulu or Google;

•	noncommercial sources like libraries; and

•	general competition from other forms of entertainment such as movie theaters, television, sporting events and video gaming.
•	Changes in consumer content delivery preferences, including DVDs with higher picture/sound quality (e.g., Blu-ray), disposable or download-to-burn DVDs, more use of personal video recorders (e.g., TiVo), pay-per-view/cable/satellite and similar technologies, computer downloads, online streaming, portable devices (e.g., iPhones), and other mediums, and less demand for high volume of new movie content due to such things as larger home DVD and downloaded movie libraries.

•	Increased availability of movie content inventory through personal video recorders, pay-per-view/cable/satellite and similar technologies, computer downloads, online streaming, portable devices, and other mediums.

•	Decreased quantity and quality of movie content availability for DVD distribution due to general-industry-related factors, including financial disruptions, labor conflicts (e.g., actor/writer strikes) or movie content failing to appeal to consumers’ tastes.

•	The risks described below in “—Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our DVD services business.” and “—If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.”

•	Decreased costs related to purchasing or receipt of movie content, including less expensive DVDs, more aggressive competitor pricing strategies and piracy, and cheaper use of pay-per-view/cable/satellite, download and similar technologies.
     Adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition and operating results.
Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our DVD services business.
     Businesses that rent movies in physical formats such as DVDs currently enjoy a competitive advantage over other movie distribution rental channels because of the early timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the movie studios’ current practice is in most cases to make their movies available on physical formats for a 30- to 45-day release window before release to other movie distribution rental channels, such as pay-per view, video-on-demand, premium television, basic cable, and network and syndicated television.
     However, certain movie studios have begun to change and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including simultaneous video-on-demand/computer downloads/online streaming and DVD releases or making video-on-demand/computer downloads/online streaming available prior to DVD release. For example, there have been recent announcements that certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release. Further, certain studios have implemented or announced their intention to implement policies to lengthen the time that certain video retailers (e.g., Redbox) must wait before renting movies following their initial release on DVD to retailers. For example, our subsidiary, Redbox, has filed separate complaints in federal court against Universal Studios Home Entertainment, Warner Home Video and 20th Century Fox in response to distribution terms implemented or proposed by these respective studios that would prohibit us from receiving delivery of DVD titles released by the movie studios until 28 to 45 days following release of a title for sale on DVD format. Under Universal Studios’ policy, Redbox would be required to wait at least 45 days following the initial DVD release before making certain movie titles available and potentially in non-advantageous quantities, and Warner and 20th Century Fox have also limited distribution of DVDs to Redbox subject to similar policies. Policies such as those of these three movie studios may negatively impact our business because in those situations we must obtain DVD titles from alternative sources often at a higher cost and often not in advantageous quantities, which may negatively impact our margins in our DVD services business. Accordingly, if additional movie studios that make up a significant source of the DVD titles that we distribute implement such policies, such impact could be heightened. If we are not able to achieve an acceptable outcome or reach an appropriate settlement with applicable movie studios seeking to delay or otherwise restrict the availability of our access to DVD titles following their initial release date, we will be forced to seek alternative sources for DVD releases. Obtaining DVDs from such sources may result in higher costs to us, or we may not be able to obtain such DVDs at all, which would negatively affect our DVD services business.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.
     A critical element of our DVD services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet customer demand while also maintaining our desired margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy customer demand, which could decrease customer satisfaction and we could lose customers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for DVD services would be adversely affected. Our ability to accurately predict customer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
     For example, we have entered into licensing agreements with Sony Pictures Home Entertainment, Lions Gate Films and Paramount Home Entertainment under which we agreed to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. Under the agreements, the studios agreed to provide delivery of their DVDs by the “street date,” the first date on which the DVD releases are available to the general public for home entertainment purposes on a rental basis (and in the case of Paramount Home Entertainment, on either a rental or sell-through basis). These agreements may be effective for up to five years (through the end of 2014, and in the case of Paramount Home Entertainment, the agreement terminates in December 2009, unless earlier extended at Paramount’s option), but each of the movie studios have options to terminate the agreements in the second half of 2011 pursuant to the terms of the respective agreements. Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, if the titles or format provided are not attractive to our customers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our DVD services business by decreasing customer demand for offered DVD titles and customer satisfaction with our services or negatively impacting margins. If studios elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. In addition, we may incur non-cash increases to operating expenses amortized over the terms of any such arrangements that also could have a dilutive impact on our stockholders, such as the issuance of equity under our current contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot enter into similar arrangements in the future with these or other studios or distributors, our business could suffer.
If our sell-back prices to distributors continue to decrease or we are restricted from selling DVDs at all, or if there is an increase in customer demand for titles or formats that are more expensive for us to acquire, our margins in the DVD services business could be adversely affected.
     Margins in our DVD services business are influenced in part by our ability to negotiate favorable sell-back terms with certain distributions for DVDs at the end of their rental life. The price at which we can sell back DVDs under these arrangements has declined in recent periods and in certain instances we have entered into arrangements that require the destruction of certain DVD titles at the end of their rental life. If these trends continue, or if we are otherwise restricted from selling our previously-viewed DVDs to our distributors or customers, our operating results could be adversely affected. Further, it is uncertain whether we will be able to negotiate purchase and sell-back prices with our DVD distributors for new physical formats such as Blu-ray discs on acceptable terms and in appropriate quantities that would allow us to be profitable under our current business model. Increased market acceptance of Blu-ray discs could also put downward pressure on our customers demand as well as the distributors’ sell-back price for standard-definition DVDs. In addition, certain titles cost more for us to acquire, depending on the source from which they are acquired and the terms on which they are acquired. If customer demand for these titles increases, our content acquisition expenses could increase, and our margins could be adversely affected. Titles released on the new high-definition formats, such as Blu-ray discs, may be more expensive to acquire than titles released on standard-definition formats. The rate of customer acceptance and adoption of these new formats or services is uncertain. If customers select the new higher-cost, high-definition formats on a proportional basis more often than standard-definition formats, and if we are unable to negotiate attractive purchase and sell-back prices for both high- and standard-definition formats with our distributors, our actual content acquisition expenses could increase and our margins in the DVD services business could be adversely affected.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.
     Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, we have been in dispute with a former supplier, ScanCoin AB (ScanCoin), regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business. ScanCoin is seeking a declaration of ownership of substantially all of our United States and international patents related to certain aspects of self-service coin-counting, including machine networking, fraud avoidance and voucher authentication, and monetary damages of approximately 56 million Swedish kronor, plus interest (estimated to be approximately $8 million using exchange rates as of September 30, 2009). The arbitration hearing date for this matter has been delayed until after December 2009; but no new date has been set. Coinstar has filed a claim in United States District Court against ScanCoin North America alleging infringement on one of our patents relating to self-service coin machines. In addition, as discussed above in the risk factor entitled, “—Our ability to receive delivery of DVDs on the date of their initial release to the general public for home entertainment viewing could adversely affect our DVD services business,” our subsidiary Redbox has filed separate actions in federal court against certain movie studios relating to new distribution terms implemented or proposed by such studios that would restrict certain rental and sales practices associated with the DVD releases of those studios. We have incurred and expect to incur significant costs relating to these disputes, and cannot be sure of when they will be resolved, and if resolved, the magnitude of the effects the ultimate resolutions will have on our business, which could be significant. In addition, there may be adverse publicity associated with such developments that could decrease customer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations.
Our most extensive business relationship is with Walmart, and changes to this relationship have had and are expected to continue to have material effects on our operations and results.
     A significant amount of our resources are committed to our relationship with Walmart, including investments in machines and other equipment and management’s time. In late 2007 and early 2008, we and Walmart worked extensively to revise our business arrangements in connection with Walmart’s efforts to reset and optimize its store entrances. As part of these arrangements and in light of the successful completion of our coin and DVD tests in hundreds of Walmart locations, we amended written agreements covering, among other things, the installation and service of coin-counting machines and DVD kiosks. At September 30, 2009, we had over 3,300 coin-counting units installed and over 4,300 DVD kiosks installed in Walmart locations. We have substantially completed the roll-out of DVD kiosks, and expect to complete the roll-out of approximately 100 additional coin-counting units in the fourth quarter of 2009. As a result, we have made and are continuing to make significant investments, such as machine and kiosk manufacturing, in line with these expected installations.
     Although we have had and expect to continue to have a successful relationship with Walmart, changes to this relationship will continue to occur both in the long and short-term, some of which could adversely affect our business. Our relationship with Walmart is governed by contracts that provide either Coinstar or Walmart the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on 90 days’ notice. Further, because our formal arrangements with Walmart are generally for relatively short periods and do not provide for minimum installation obligations by Walmart, much of our benefit in this relationship will depend on the continued installation of significant numbers of our coin-counting machines and DVD kiosks.
If we cannot manage our growth effectively, we could experience a material adverse effect on or business, financial condition or results of operations.
     We have experienced substantial growth in our business over the last two years, particularly due to our acquisition and the rapid expansion of Redbox. This growth, including the integration of Redbox, has placed and may continue to place significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating as appropriate and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient customer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox’s operations have remained primarily in Oakbrook Terrace, Illinois, while Coinstar’s corporate headquarters and coin operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to maintain popular and reliable product and service levels for our customers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly skilled personnel. Also, while we believe that the total addressable market for DVD rental kiosks is large, we cannot be certain about its size or the most effective plan for locating kiosks. Because of our limited operating history and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations.
     Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as we continue to integrate Redbox and otherwise appropriately grow business lines, our business, operating results and financial condition could be harmed.
We have substantial indebtedness.
     On November 20, 2007, we entered into a senior secured revolving credit facility, which replaced a prior credit facility. The credit facility provided for a term loan, as well as a $400.0 million revolving line of credit. On April 29, 2009, we amended and restated our credit facility to, among other things, provide for a new two-year $87.5 million term loan, the proceeds of which, net of fees and closing costs, were used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox. We paid the term loan off in the third quarter of 2009 using the proceeds from our convertible debt offering. As of September 30, 2009, $400.7 million was outstanding under our revolving line of credit and convertible debt. In addition, under the revolving credit facility we may generally prepay amounts borrowed without premium or penalty. The credit facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the credit facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.
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
     Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. If we cannot execute on our strategy, our business could suffer. To be competitive, we need to develop or otherwise provide new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. For example, our DVD kiosks must make available on a timely basis a variety of movie titles to a broad range of customers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our products and services or if a contract with a significant retailer is renegotiated, we may be faced with significant excess inventories for some products, such as DVDs and missed opportunities for sales of other products and services. In addition, if we fail to timely establish or maintain relationships with significant suppliers, we may not be able to provide our customers with desirable products and services such as various movie titles or formats. Further, in order to develop and commercialize new products and services, including our money transfer business, we will need to enhance the capabilities of our coin-counting machines and e-payment machines and equipment, as well as our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful.

Utilization of our deferred tax assets may be limited and is dependent on future taxable income.
     As of September 30, 2009, our deferred tax assets included approximately $282.2 million of net operating losses (“NOL”); however, a valuation allowance is recorded against the use of foreign NOLs in the amount of $33.6 million, leaving $248.6 million of NOLs expected to be realized. Deferred tax assets also include $8.2 million of tax credit carryforwards. The tax credits consist of $1.5 million of foreign tax credits that expire from the years 2016 to 2019, $2.2 million of research and development tax credits that expire from the years 2011 to 2030 and $4.5 million of alternative minimum tax credits that do not expire. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized, if at all. Further, there can be no assurance that we will have sufficient taxable income in future years to use the NOL and tax credit carryforwards before they expire.
     We will evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with FASB ASC 740, Accounting for Income Taxes , record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce our deferred income tax assets for the benefits of NOL and tax credit carryforwards actually used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets, which would result in a charge to income tax expense. A plan for the utilization of our NOL and tax credit carryforwards may not be successfully implemented or may not result in any increase in shareholder value.
A governmental authority could challenge the amount of our NOL and tax credit carryforwards, or tax laws, regulations or interpretations could change, negatively impacting our NOL or tax credit carryforwards.
     The amount of our NOL and tax credit carryforwards has not been audited or otherwise validated by the Internal Revenue Service (the “IRS”). The IRS could challenge the amount of our NOL and tax credit carryforwards, which could significantly reduce our NOL and tax credit carryforwards. Further, revisions in U.S. federal tax laws, regulations or interpretations thereof could adversely impair our ability to use the tax benefits associated with NOL and tax credit carryforwards. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), imposes certain limitations on NOL carryforwards in the event of an “ownership change.” Calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of Section 382, and because of limitations on a publicly traded company’s knowledge as to the ownership of and transactions in, its securities. Therefore, the calculation of the amount of our NOL and tax credit carryforwards may be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities.
We recently experienced changes in our senior management team. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
     During 2009, we experienced significant changes in our senior management team, most notably the transition of Paul Davis to Coinstar’s chief executive officer from chief operating officer of Coinstar, and the appointment of Gregg Kaplan as Coinstar’s president and chief operating officer and John Harvey as Coinstar’s chief financial officer (formerly chief executive officer and chief financial officer of Redbox, respectively). Further, on September 6, 2009, John Harvey gave notice of his decision to leave Coinstar and we have begun the search process to find a replacement for Mr. Harvey. Mr. Harvey submitted his resignation effective November 9, 2009. Mr. Harvey stated that his decision to leave Coinstar was because of the extensive time his position required him to spend away from his family as he commuted from Redbox in Illinois to Coinstar headquarters in Bellevue, Washington on a weekly basis. Further changes in senior management could result in disruptions to our operations. If we lose (including due to the stress of travel between Redbox and Coinstar locations which various management frequently undertakes) or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
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
     Our DVD business faces competition from many other providers of movie content, from traditional stores, such as Blockbuster and Hollywood Video, to other self-service kiosks, such as Blockbuster Express, to online or postal providers, such as Netflix, to other movie distribution rental channels, such as pay-per-view, video-on-demand, online streaming, premium television, basic cable, and network and syndicated television, many of whom may be more experienced in the business or have more resources than we do or otherwise compete with us in this segment of our business as described above.
     Our e-payment services, including our money transfer services, prepaid wireless and long distance accounts, stored value cards, debit cards and payroll services, face competition from a variety of types of providers, including, among others, national distributors of similar cards, other retailers who provide these services themselves, as well as money transfer companies. Many of these providers are more established in selling their e-payment services than we are and many invest more resources in providing such services to customers, such as InComm in the prepaid wireless and long distance markets, Blackhawk Network in the stored value cards and debit card markets and Western Union in the money transfer market. In addition, in order for us to provide many of our e-payment services, we depend on relationships with third parties, such as national wireless carriers, national supermarket chains and other retailers, money transfer agents and financial institutions. Accordingly, if we are unable to effectively market our e-payment services or maintain and establish successful relationships with appropriate third parties or our competitors provide better terms, our e-payment services will not be competitive. Moreover, since we have announced that we are currently considering strategic alternatives for our e-payment and money transfer businesses, competitors may seek to take advantage of this announcement by encouraging retailers and other third parties to either terminate or not renew existing contracts.
     In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns such as the recent crisis, in markets where we install our machines and equipment, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our machines and equipment could be significantly reduced. See the risk factor below entitled, “—Events outside of our control, including the current economic environment, has and could continue to negatively affect customers’ use of our products and services.”
We may be unable to adequately protect or enforce our patents and other proprietary rights.
     Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 90 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication, and an additional four United States and international patents related to aspects of our DVD business. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions directed to our coin-counting, DVD and e-payment technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our business.
     Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, our United States patent rights based on our original patent application primarily relating to our coin-counting business will expire in September 2012 and a patent relating to Redbox’s “Rent and Return Anywhere” feature will expire in June 2010.
     In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our coin-

counting, DVD or e-payment services, in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have been in dispute with a former supplier, ScanCoin, regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business as described above. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. For example, we filed a claim in the federal court against ScanCoin North America alleging that it is infringing on a patent we own related to self-service coin machines. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.
We may be unable to attract new retailers and penetrate new markets and distribution channels.
     In order to increase our coin-counting, DVD, money transfer and e-payment services machine and equipment installations, we need to attract new retailers and develop operational or unit production cost efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting machines in banks and credit unions and DVD kiosks in convenience stores. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting, DVD, money transfer and e-payment services machines and equipment to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.
Payment of increased service fees to retailers could negatively affect our business results.
     We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on coin-counting, DVD, money transfer and e-payment products and services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.
Events outside of our control, including the current economic environment, has and could continue to negatively affect customers’ use of our products and services.
     Our customers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With increased economic pressures recently affecting more and more of our potential customers, we have been negatively impacted by more conservative purchasing tendencies over the last year and expect that fewer non-essential products and services will be purchased during the coming periods if the current economic environment continues. In addition, because our business relies in part on customers initially visiting retailers to purchase products and services that are not necessarily our products and services, the fact that people are generally visiting retailers less frequently and being more careful with their money when they do, is also negatively impacting our business. For example, revenues of our coin-counting services business decreased during 2008 and 2009, which could partially be a result of less foot traffic at our retailers’ locations.
     Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the difficult economic environment as well. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity as well as our business generally.
Defects, failures or security breaches in and inadequate upgrade of or changes to our operating systems could harm our business.

     The operation of the coin-counting, DVD, money transfer and e-payment machines and equipment relating to our business, depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.
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
     As our business expands to provide new products and services, including additional money transfer, e-payment and DVD services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our customers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. Any breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to litigation and damage our reputation.
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
     Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our coin-counting and DVD, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate newer lines of business into our operations, including, for example, DVD and money transfer services. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:
•	relationships with manufacturers and suppliers;

•	fluctuations in revenue generated by our coin-counting, DVD, money transfer and e-payment products and services;

•	our ability to establish or maintain relationships with significant retailers on acceptable terms;

•	the amount of service fees that we pay to our retailers;

•	the transaction fees we charge consumers to use our services;

•	fluctuations in consumer spending patterns;

•	the successful operation of our coin-counting, DVD, money transfer and e-payment network;

•	fluctuations in operating expenses caused by various factors, including petroleum costs, labor costs and transportation costs;

•	the commercial success of our retailers, which could be affected by such factors as general economic conditions, severe weather or strikes;

•	the level of product and price competition;

•	fluctuations in interest rates, which affects our debt service obligations;

•	the timing of, and our ability to develop and successfully commercialize, new or enhanced products and services;

•	activities of and acquisitions or announcements by competitors; and

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions.
     In addition, we have historically experienced seasonality in our revenues, with higher revenues in the second half of the year. Our coin product line generally experiences its highest revenues in the third calendar quarter, followed by the fourth calendar quarter, and relatively lower revenues in the first half of the year. Our DVD product line generates higher revenues in the second half of the year. Our e-payment and money transfer product lines generally provide their highest revenues in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin coin and DVD product lines, and relatively lower margin e-payment and money transfer product lines.
We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our coin-counting, e-payment and DVD services machines and equipment.
     We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our coin-counting, DVD, e-payment services machines and equipment. We intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for coin-counting or e-payment machines or DVD kiosks, we may be unable to meet such demand due to manufacturing constraints.
     Some key hardware components used in the coin-counting, DVD and e-payment machines are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining coin-counting, DVD or e-payment machines, any of which could seriously harm our business, financial condition and results of operations.
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
     Our business is subject to federal, state, local and foreign laws and government regulation relating to coins, vehicle safety, access to machines in public places, charitable fundraising, the transfer of money or things of value, currency controls, weights and measures, payment cards and other payment instruments, sweepstakes, contests, consumer protection, consumer privacy, data protection and information security. The application of existing laws and regulations, changes in or enactment of new laws and regulations that apply or may in the future apply to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our coin-counting and e-payment and money transfer services. For example, we have obtained licenses in those states and the District of Columbia which require licenses with regard to provision of some of our e-payment services, including stored value card and money transfer transactions. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements will increase, perhaps substantially.
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
     We currently have coin operations in Canada and the United Kingdom and Ireland and DVD operations in the United Kingdom. We expect to continue increasing our deployment of machines and equipment internationally. In addition, as of September 30, 2009, our money transfer services are offered in approximately 140 countries. Accordingly, political uncertainties, economic changes, civil unrest, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.
     We purchase products from vendors that obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, exchange rate fluctuations, various product quality standards, the imposition of tariffs, import and export controls, transportation delays and interruptions and political and economic disruptions which could disrupt the supply and timely delivery of products manufactured abroad. In addition, we could be affected by labor strikes in the sea shipping, trucking and railroad industries. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our business.
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
     Substantially all of the money transfer services revenue is generated through an agent network spanning approximately 140 countries as of September 30, 2009. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including changes in economic circumstances affecting customers and potential customers, the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. Moreover, we could suffer financial loss and additional liability from the failure for any reason of our agents to provide good funds in a money transfer. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.
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
     Our business involves the movement of large sums of money. For example, our money transfer services revenues consist primarily of transaction fees that are charged for the movement of money. These transaction fees represent only a small fraction of the total amount of money that is moved. Further, our coin-counting and DVD services businesses require the effective transfer of large sums of money between many different locations as well. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient and error-free handling of the money that is remitted and that is used to clear payment instruments or complete transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including, among others, clearing banks which clear our money orders, official checks and money transfers, and certain of our telecommunication providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by our agents, employees, or third party vendors, we could suffer financial loss, loss of customers, regulatory sanctions and damage to our reputation.
Our customers’ ability to access our products and services can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunication loss and terrorist attacks.
     Our operational and financial performance is a direct reflection of customer use of and the ability to operate and service the coin-counting, DVD, money transfer and e-payment services machines and equipment used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce customer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to or destruction of our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance.
Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.
     As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in February 2009 we completed the acquisition of the outstanding interest in Redbox, and in January 2008 and May 2006, we purchased the money transfer services business GroupEx and CMT, respectively. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:
•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims and other violations of applicable law;

•	losses related to acquisitions and investments (for example, losses related to our prior Entertainment Business line);

•	managing relationships with other investors and the companies in which we have made investments;

•	reduced liquidity, including through the use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments;

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company;

•	inability to efficiently divest unsuccessful acquisitions and investments;

•	stockholder dilution if an acquisition is consummated through an issuance of our securities;

•	imposition of restrictive covenants and increased debt service obligations that provide us less flexibility in how we operate our business to the extent we borrow to finance an acquisition;

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	costs incurred in identifying and performing due diligence on potential targets that may or may not be successful;

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business;

•	entrance into markets in which we have no direct prior experience; and

•	impairment of goodwill arising from our acquisitions and investments.

We may be subject to product liability claims if property or people are harmed by our products and services.
     Some of the products we sell may expose us to product liability claims arising from personal injury, death or property damage. Any such product liability claim may result in adverse publicity regarding us and the products we sell. Even if we successfully defend ourselves against or settle this type of claim, we could be forced to spend a substantial amount of money in litigation or settlement expenses and our management could be required to spend valuable time in dealing with these claims. Further, our vendors may not indemnify us against product liability. There is a risk that claim awards, settlement payments, related costs or associated liabilities may exceed, or fall outside the scope of, our insurance coverage and we cannot be certain that insurance will continue to be available to us on economically reasonable terms, or at all. Any imposition, or even possible imposition, of product liability could harm our business, financial condition and operating results.
Our stock price has been and may continue to be volatile.
     Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the twelve months ended September 30, 2009, the closing price of our common stock ranged from $15.71 to $38.28 per share. Our stock price may fluctuate significantly in response to a number of factors, including:
•	the termination, non-renewal or re-negotiation of one or more retailer, supplier or distributor relationships;

•	trends and fluctuations in the use of our coin, DVD, money transfer and e-payment services;

•	developments in our contractual obligations or litigation with movie studios and DVD distributors;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and

•	industry developments.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of September 30, 2009, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $22.6 million bringing the total authorized for purchase under our credit facility to $47.6 million. After taking into consideration our share repurchases of $6.5 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $41.0 million as of September 30, 2009, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.
     Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of September 30, 2009, this authorization allowed us to repurchase up to $37.2 million of our common stock.
     There were no shares repurchased during the quarter ended September 30, 2009, including shares tendered for tax withholding on vesting of restricted stock awards.
     On July 17, 2009, we issued 193,348 shares of unregistered restricted common stock to Sony in connection with the Sony Agreement discussed in Note 8 to our Consolidated Financial Statements included in this Form 10-Q. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Sony represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Sony represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
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

Exhibit Number	Description

4.1	Restricted Stock Purchase Agreement, dated as of July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.

10.1*	Amendment to Employment Agreement between Coinstar, Inc. and John Harvey. (1)

10.2*	Second Amendment to Letter Agreement, dated as of September 7, 2009, between Coinstar, Inc. and John Harvey. (2)

10.3	Stock and Interest Purchase Agreement among Coinstar Entertainment Services, Inc., Entertainment Vending Management, LLC, Sesame Holdings, Inc., Coinstar, Inc. and National Entertainment Network, Inc. dated as of September 8, 2009. (2)

10.4	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A. (3)

10.5	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A. (3)

10.6	Form of 4.00% Senior Convertible Note due 2014. (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Includes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2009 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on September 9, 2009 (File Number 000-22555).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Coinstar, Inc.
By:	/s/ JOHN C. HARVEY
John C. Harvey
Chief Financial Officer November 5, 2009