Form 10-K
period 2009-12-31
COINSTAR INC
filed 2010-02-23
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based upon the closing price of our common stock on June 30, 2009 as reported on the NASDAQ Global Select Market, was approximately $732.9 million.

As of February 12, 2010, there were approximately 31,120,282 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2010 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A., Risk Factors and elsewhere in this report, that may cause our or our industry’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. Unless the context requires otherwise, the terms “Coinstar,” the “Company,” “we,” “us” and “our” refer to Coinstar, Inc. and its subsidiaries.

Item 1.	Business.

Summary

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Coin and DVD businesses. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our products and services also include money transfer services and electronic payment (“E-payment”) services. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations. We were incorporated in Delaware on October 12, 1993.

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of this transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. On February 26, 2009, we purchased the remaining outstanding interests of Redbox from GetAMovie, Inc and other minority interest holders. The total consideration paid for the 2009 Redbox transaction was $162.4 million including cash of $113.9 million and Coinstar common stock of $48.5 million. Redbox is now a wholly-owned subsidiary of Coinstar.

On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. GroupEx provides money transfer services throughout the United States, Mexico and Guatemala.

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business (“Entertainment Business”) to National Entertainment Network, Inc (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. We have presented the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business under discontinued operations in our Consolidated Statement of Operations, for all periods presented. The cash flows related to our Entertainment Business have been separately disclosed in our Consolidated Statement of Cash Flows under the operating, investing, and financing positions attributable to our discontinued operations.

We are headquartered in Bellevue, Washington. Our Redbox subsidiary has office space in Oakbrook Terrace, Illinois. Our main E-payment office is located in Rosemont, Illinois. We also have money transfer offices in La Mirada, California and London, England.

As of December 31, 2009, we had approximately 2,600 employees. We have more than 1,200 field service employees throughout the United States and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers.

In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. With the sale of the Entertainment Business on September 8, 2009, we now report Coin services as its own segment.

Coin services

We launched our Coin services business with the installation of the first Coinstar® coin-counting machine in the early 1990s and in 2001 we began offering our services in the United Kingdom. We are the leader in the self-service coin-counting services market in the United States. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and the United Kingdom. We estimate that at any one time, there is $7.0 billion to $10.0 billion worth of coin sitting idle in households in the United States. In 2009, consumers processed more than $2.9 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a convenient and trouble free service to retailers. Coin-counting revenue is generated through transaction fees from our consumers and retailers. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue E-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value card or e-certificate issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.

Since inception, our coin-counting machines have counted and processed more than 440.6 billion coins worth more than $24.5 billion in more than 661.5 million self-service coin-counting transactions. We own and operate more than 19,200 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 12,500 of which are E-payment enabled). Coin services revenue comprised 23% of total consolidated revenue for 2009.

DVD services

Through our subsidiaries Redbox and DVDXpress we offer self-service DVD rentals through 22,400 kiosks where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees. DVD services revenue comprised 67% of total consolidated revenue for 2009.

Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, the consumer is charged for each additional night. Redbox consumers may reserve a movie online or via an iPhone and pick the DVD up at the selected Redbox location; the DVD can be returned to any Redbox location. Our DVD kiosks are available in all states in the continental United States, Puerto Rico and the United Kingdom and offer our consumers a convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay retailers a percentage of our revenue. We obtain our inventory of DVD titles and copy depth through licensing arrangements with certain studios, pursuant to which we agree to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. In addition, we also obtain inventory from certain wholesale distributors and third-party retailers. In each case, our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins.

Money Transfer services

Through our subsidiaries Coinstar Money Transfer and GroupEx, we offer money transfer services globally, with a network of 49,000 locations across 140 countries. Our money transfer services provides an easy to use, reliable and cost effective way to send money around the world and is specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances. Money Transfer services revenue comprised 8% of total consolidated revenue for 2009.

E-payment services

We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We offer various E-payment services in the United States and the United Kingdom through 25,000 point-of-sale terminals, 300 stand-alone E-payment kiosks and 12,500 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls, and convenience stores. E-payment services revenue comprised 2% of total consolidated revenue for 2009.

Subsequent Event

Warner agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video (“Warner”), a division of Warner Bros. Home Entertainment Inc. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010, through January 31, 2012.

Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Warner Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Warner on which the DVDs are initially made available on physical home video formats to consumers, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Warner Agreement, Redbox voluntarily dismissed its lawsuit against Warner relating to Redbox’s access to Warner titles.

Financial and Other Information About Segments, Geographic Areas and Our Business

Other segment and geographic information, including financial, consumer, intellectual property and competitive information provided herein is incorporated from Note 15 to our Consolidated Financial Statements and in Items 1A and 7 hereof. A discussion of seasonality is included in Item 8, along with other quarterly financial information.

Where You Can Get Information We File with the SEC

We file with, and furnish to, the Securities and Exchange Commission (“SEC”) reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. We maintain a website, www.coinstar.com, where we make these reports and related materials available free of charge as soon as reasonably practicable after we electronically deliver such material to the SEC. These materials can be found on our website under: About Us—Investor Relations—SEC Filings.

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

The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. Our typical coin contract term ranges from one to three years and automatically renews until we or the retailer gives notice of termination. DVD contracts typically range from three to five years. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to or competitive with other providers or systems or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and McDonald’s USA, LLC, which accounted for approximately 20%, 11% and 9% of our consolidated revenue, respectively, for the year ended 2009. Our coin and DVD relationship with Walmart is governed by contracts that provide either Coinstar or Walmart the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on 90 days’ notice. In addition, McDonald’s USA has the right to terminate its contract with us with respect to all of our DVD kiosks in a particular geographic market, with or without cause, on 90 days’ notice, in which event we have the option to repurchase our kiosks on specified terms. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

There are many risks related to our DVD services business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our DVD services business. We have invested, and plan to continue to invest, substantially to establish our nationwide infrastructure of DVD rental kiosks. The home video distribution market is rapidly evolving as new technologies and distribution channels are being developed to compete for market share. There is no assurance that the DVD rental kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•

Competition from other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie industry, than we have, including:

•	traditional video retailers, like Blockbuster and other local and regional video stores, and other DVD kiosk businesses, like NCR;

•	mail-delivery and online retailers like Netflix or Amazon;

•	other retailers like Walmart and other chain stores selling DVDs;

•	pay-per-view/cable/satellite and similar movie content providers like Comcast or HBO;

•	other forms of movie content providers like Internet sites including iTunes, YouTube, Hulu or Google;

•	noncommercial sources like libraries; and

•	general competition from other forms of entertainment such as movie theaters, television, sporting events and video gaming.

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

•

The risks described below in “—Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our DVD services business” and “—If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.”

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

Traditionally, businesses that rent movies in physical formats such as DVDs have enjoyed a competitive advantage over other movie distribution rental channels because of earlier timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the major studios generally have made their movies available on physical formats for a 30- to 45-day release window before release to other movie distribution rental channels, such as pay-per view, video-on-demand, premium television, basic cable, and network and syndicated television. Increasingly, however, major studios have experimented with compressing the window between DVD and video-on-demand release or with releasing movies in each channel simultaneously. Additionally, in some cases, major studios have staggered releases of DVDs such that a movie might be less available for rental until as much as 28 days after the DVD becomes available for purchase at a retail outlet.

However, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including simultaneous video-on-demand/computer downloads/online streaming and DVD releases or making video-on-demand/computer downloads/online streaming available prior to DVD release. For example, there have been recent announcements that certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release. Further, certain studios have implemented or announced their intention to implement policies to lengthen the time that certain video retailers, including those providing movies on physical formats, must wait before renting movies following their initial release on DVD to retailers. For example, our Redbox subsidiary has entered into an arrangement with Warner Home Video that includes a delayed rental window. Our Redbox subsidiary, however, also has separate complaints filed in federal court against Universal Studios Home Entertainment and 20th Century Fox in response to distribution terms implemented or proposed by these respective studios that would prohibit us from renting DVD titles released by the movie studios until 30 to 45 days following release of a title for sale on DVD format. Under Universal Studios’ policy, Redbox would be required to wait at least 45 days following the initial DVD release before making certain movie titles available and potentially in non-advantageous quantities, and 20th Century Fox has also limited distribution of DVDs to Redbox subject to similar policies. Policies of studios, and our inability to reach a compromise related to distribution terms on favorable terms, may negatively impact our business because in those situations we must try to obtain DVD titles from alternative sources often at a higher cost and often not in advantageous quantities, which may negatively impact the margins in our DVD services business. Accordingly, if additional movie studios that make up a significant source of the DVD titles that we distribute implement such policies, such impact could be heightened. If we are not able to achieve an acceptable outcome or reach an appropriate settlement with applicable movie studios seeking to delay or otherwise restrict the availability of our access to DVD titles following their initial release date, we will be forced to seek alternative sources for DVD releases. Obtaining DVDs from such sources may result in higher costs to us, or we may not be able to obtain such DVDs in appropriate quantities if at all, which would negatively affect our DVD services business. For example, certain third-party retailers have limited, and in some cases restricted, the sales of new release DVDs to Redbox. Such limitations and restrictions may result in the reduction or overall unavailability of certain DVD titles, result in higher product costs, negatively impact our margins or negatively affect our negotiating position with other third-party retailers and studios. Additionally, entering into studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our DVD services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for DVD services would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. Further, a delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. In addition, if we are unable to comply with or lack the necessary internal controls to ensure appropriate documentation and tracking of DVD inventory, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks to theft and misuse of property, any of which may negatively affect our margins in the DVD services business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

For example, we have entered into licensing agreements with Sony Pictures Home Entertainment, Lions Gate Films and Paramount Home Entertainment under which we agreed to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. Under these agreements, the studios agreed to provide delivery of their DVDs by the “street date,” the first date on which the DVD releases are available to the general public for home entertainment purposes on a rental basis (and in the case of Paramount Home Entertainment, on either a rental or sell-through basis). These agreements may be effective for up to five years (through the end of 2014, and in the case of Paramount Home Entertainment, the agreement terminates June 2010, unless earlier extended at Paramount’s option), but each of the movie studios have options to terminate the agreements in the second half of 2011 pursuant to the terms of the respective agreements. In addition, we have a licensing arrangement with Warner Home Video that makes DVDs available for rental 28 days after the street date (whether on a rental or sell-through basis). Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, if the titles or format provided are not attractive to our consumers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our DVD services business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. If consumers chose to rent these DVD titles from our competitors, purchase the DVD titles rather than rent from us, or find our DVD title selection unbalanced or unappealing, our business, operating results and financial condition could be materially and adversely affected. In addition, we have incurred and may incur additional non-cash increases to operating expenses amortized over the terms of any such arrangements that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot enter into similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

If our sell-back prices to distributors continue to decrease or we are restricted from selling DVDs at all, or if there is an increase in consumer demand for titles or formats that are more expensive for us to acquire, our margins in the DVD services business could be adversely affected.

Margins in our DVD services business are influenced in part by our ability to negotiate favorable sell-back terms with certain distributions for DVDs at the end of their rental life. The price at which we can sell back DVDs under these arrangements has declined in recent periods. In addition, we have entered into certain studio licensing arrangements that require the destruction of certain DVD titles at the end of their rental life. If these trends continue, or if we are otherwise restricted from selling our previously-viewed DVDs to our distributors or consumers, our operating results could be adversely affected. Further, it is uncertain whether we will be able to negotiate purchase and sell-back prices with certain of our DVD distributors for new physical formats such as Blu-ray discs on acceptable terms and in appropriate quantities that would allow us to be profitable under our current business model. Increased market acceptance of Blu-ray discs could also put downward pressure on our consumers demand as well as the distributors’ sell-back price for standard-definition DVDs. In addition, certain titles cost more for us to acquire, depending on the source from which they are acquired and the terms on which they are acquired. If consumer demand for these titles increases, our content acquisition expenses could increase, and our margins could be adversely affected. Titles released on the new high-definition formats, such as Blu-ray discs, may be more expensive to acquire than titles released on standard-definition formats. The rate of consumer acceptance and adoption of these new formats or services is uncertain. If consumers select the new higher-cost, high-definition formats on a proportional basis more often than standard-definition formats, and if we are unable to negotiate attractive purchase and sell-back prices for both high- and standard-definition formats with our distributors, our actual content acquisition expenses could increase and our margins in the DVD services business could be adversely affected.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, we have been in dispute with a former supplier, ScanCoin AB (ScanCoin), regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business. ScanCoin is seeking a declaration of ownership of substantially all of our United States and international patents related to certain aspects of self-service coin-counting, including machine networking, fraud avoidance and voucher authentication, and monetary damages of approximately 56 million Swedish kronor, plus interest (estimated to be approximately $8 million using exchange rates as of December 31, 2009). The arbitration hearing date for this matter has been delayed until August 2010. Coinstar has filed a claim in United States District Court against ScanCoin North America alleging infringement on one of our patents relating to self-service coin machines. In addition, as discussed above in the risk factor entitled, “—Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our DVD services business,” our Redbox subsidiary has filed separate actions in federal court against certain movie studios relating to new distribution terms implemented or proposed by such studios that would restrict certain rental and sales practices associated with the DVD releases of those studios. We have incurred and expect to incur significant costs relating to these disputes, and cannot be sure of when they will be resolved, and if resolved, the magnitude of the effects the ultimate resolutions will have on our business, which could be significant. In addition, there may be adverse publicity associated with such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations.

Our most extensive business relationship is with Walmart, and changes to this relationship have had and are expected to continue to have material effects on our operations and results.

A significant amount of our resources are committed to our relationship with Walmart, including investments in machines and other equipment and management’s time. In late 2007 and early 2008, we and Walmart worked extensively to revise our business arrangements in connection with Walmart’s efforts to reset and optimize its store entrances. As part of these arrangements and in light of the successful completion of our coin and DVD tests in hundreds of Walmart locations, we amended written agreements covering, among other things, the installation and service of coin-counting machines and DVD kiosks. At December 31, 2009, we had over 3,400 coin-counting kiosks installed and over 4,200 DVD kiosks installed in Walmart locations.

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

If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition or results of operations.

We have experienced substantial growth in our business, particularly due to our acquisition and the rapid expansion of our Redbox subsidiary. This growth, including the integration of Redbox, has placed and may continue to place significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating as appropriate and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox’s operations have remained primarily in Oakbrook Terrace, Illinois, while Coinstar’s corporate headquarters and coin operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to maintain popular and reliable product and service levels for our consumers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly skilled personnel. Also, while we believe that the total addressable market for DVD rental kiosks is large, we cannot be certain about its size or the most effective plan for locating kiosks. Because of our limited operating history and because the DVD rental kiosk market and our business model for DVD services is rapidly evolving, we have very limited data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as we continue to integrate Redbox and otherwise appropriately grow business lines, our business, operating results and financial condition could be harmed.

We have substantial indebtedness.

As of December 31, 2009, $392.1 million was outstanding under our revolving line of credit and convertible debt. In addition, under the revolving credit facility we may generally prepay amounts borrowed without premium or penalty. The revolving credit facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the revolving credit facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

This revolving credit facility may limit our ability to obtain future financings or may negatively impact our business, financial condition, results of operations and growth. Due to substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the revolving credit facility contains negative covenants and restrictions relating to such things as certain stock repurchases, liens, investments, capital expenditures, other indebtedness, payments of dividends, and fundamental changes or dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the revolving credit facility requires that we meet certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, all as defined in the revolving credit facility. If the financial covenants are not met or any other event of default occurs under the revolving credit facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies.

We may be unable to identify and define product and service trends or anticipate, gauge and react to changing consumer demands in a timely manner.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. If we cannot execute on our strategy, our business could suffer. To be competitive, we need to develop or otherwise provide new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. For example, our DVD kiosks must make available on a timely basis a variety of movie titles to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If we misjudge the market for our products and services or if a contract with a significant retailer is renegotiated, we may be faced with significant excess inventories for some products, such as DVDs and missed opportunities for sales of other products and services. In addition, if we fail to timely establish or maintain relationships with significant suppliers, we may not be able to provide our consumers with desirable products and services such as various movie titles or formats. Further, in order to develop and commercialize new products and services, we will need to enhance the capabilities of our coin-counting machines and e-payment machines and equipment, as well as our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful.

Our failure to meet consumer expectations with respect to pricing our products may adversely affect our business and results of operations.

Demand for our products may be sensitive to pricing changes. Changes in our pricing strategies may have a significant impact on, among other things, our revenue and net income. For example, we recently announced that our typical coin-counting transaction fee is increasing from 8.9% to 9.8%, however, we do not know how this will affect demand or our financial results. This fee increase or any other pricing changes may deter consumers from using our coin-counting machines or other products or reduce the frequency of their usage.

Utilization of our deferred tax assets may be limited and is dependent on future taxable income.

As of December 31, 2009, our deferred tax assets included approximately $307.9 million of net operating losses (“NOL”); however, a valuation allowance is recorded against the use of foreign NOLs in the amount of $30.4 million, leaving $277.5 million of NOLs expected to be realized. Deferred tax assets also include $8.8 million of tax credit carryforwards; however a valuation allowance is recorded against the use of general business tax credits in the amount of $0.6 million, leaving $8.2 million expected to be realized. The tax credits consist of $1.5 million of foreign tax credits that expire from the years 2016 to 2019, $2.8 million of general business tax credits that expire from the years 2011 to 2030 and $4.5 million of alternative minimum tax credits that do not expire. If we fail to generate profits in the foreseeable future, our deferred tax assets may not be fully utilized, if at all. Further, there can be no assurance that we will have sufficient taxable income in future years to use the NOL and tax credit carryforwards before they expire.

We will evaluate our ability to utilize our NOL and tax credit carryforwards in future periods and, in compliance with FASB ASC 740, Accounting for Income Taxes, record any resulting adjustments that may be required to deferred income tax expense. In addition, we will reduce our deferred income tax assets for the benefits of NOL and tax credit carryforwards actually used in future periods and will recognize and record federal and state income tax expense at statutory rates in future periods. If, in the future, we determine, based on our assessment of both positive and negative evidence and objective and subjective evidence, which takes into consideration our forecasted taxable income, that it is more likely than not that we will not realize all or a portion of the deferred tax assets, we will record a valuation allowance against deferred tax assets, which would result in a charge to income tax expense. A plan for the utilization of our NOL and tax credit carryforwards may not be successfully implemented or may not result in any increase in shareholder value.

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

During 2009 and 2010, we experienced significant changes in our senior management team. Further changes in senior management could result in disruptions to our operations. If we lose (including due to the stress of travel between our Redbox subsidiary, in Oakbrook Terrace, Illinois and Coinstar headquarters in Bellevue, Washington) or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

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

Our e-payment services, including our money transfer services, prepaid wireless and long distance accounts, stored value cards, debit cards and payroll services, face competition from a variety of types of providers, including, among others, national distributors of similar cards, other retailers who provide these services themselves, as well as money transfer companies. Many of these providers are more established in selling their e-payment services than we are and many invest more resources in providing such services to consumers, such as InComm in the prepaid wireless and long distance markets, Blackhawk Network in the stored value cards and debit card markets and Western Union in the money transfer market. In addition, in order for us to provide many of our e-payment services, we depend on relationships with third parties, such as national wireless carriers, national supermarket chains and other retailers, money transfer agents and financial institutions. Accordingly, if we are unable to effectively market our e-payment services or maintain and establish successful relationships with appropriate third parties or our competitors provide better terms, our e-payment services will not be competitive. Moreover, since we have announced that we are currently considering strategic alternatives for our e-payment and money transfer businesses, competitors may seek to take advantage of this announcement by encouraging retailers and other third parties to either terminate or not renew existing contracts.

In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns such as the recent crisis, in markets where we install our machines and equipment, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our machines and equipment could be significantly reduced. See the risk factor below entitled, “—Events outside of our control, including the current economic environment, has and could continue to negatively affect consumers’ use of our products and services.”

We may be unable to adequately protect or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 90 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication, and an additional 6 United States and international patents related to aspects of our DVD business. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions directed to our coin-counting, DVD and e-payment technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our business.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, our United States patent rights based on our original patent application primarily relating to our coin-counting business will expire in September 2012 and a patent relating to our subsidiary Redbox’s “Rent and Return Anywhere” feature will expire in June 2010.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our coin-counting, DVD or e-payment services, in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have or obtain proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. For example, we have been in dispute with a former supplier, ScanCoin, regarding certain contract rights and obligations as well as ownership of certain of our patents and patent applications related to our coin-counting business as described above. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. For example, we filed a claim in the federal court against ScanCoin North America alleging that it is infringing on a patent we own related to self-service coin machines. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our coin-counting and DVD kiosk installations, we need to attract new retailers and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting machines in banks and credit unions and DVD kiosks in airports. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of coin-counting and DVD kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

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

Events outside of our control, including the current economic environment, has and could continue to negatively affect consumers’ use of our products and services.

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With increased economic pressures recently affecting more and more of our potential consumers, we have been negatively impacted by more conservative purchasing tendencies over the last year and expect that fewer non-essential products and services will be purchased during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting retailers to purchase products and services that are not necessarily our products and services, the fact that people are generally visiting retailers less frequently and being more careful with their money when they do, is also negatively impacting our business.

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

As our business expands to provide new products and services, including additional money transfer, e-payment and DVD services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. Any breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to litigation and damage our reputation.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our coin-counting and DVD kiosks, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate newer lines of business into our operations, including, for example, DVD and money transfer services. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

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

We currently have coin operations in Canada and the United Kingdom and Ireland and DVD operations in the United Kingdom. We expect to continue increasing our deployment of machines and equipment internationally. In addition, as of December 31, 2009, our money transfer services are offered in approximately 140 countries. Accordingly, political uncertainties, economic changes, civil unrest, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

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

Substantially all of the money transfer services revenue is generated through an agent network spanning approximately 140 countries as of December 31, 2009. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including changes in economic circumstances affecting consumers and potential consumers, the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. Moreover, we could suffer financial loss and additional liability from the failure for any reason of our agents to provide good funds in a money transfer. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.

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

Our business involves the movement of large sums of money. For example, our money transfer services revenues consist primarily of transaction fees that are charged for the movement of money. These transaction fees represent only a small fraction of the total amount of money that is moved. Further, our coin-counting and DVD services businesses require the effective transfer of large sums of money between many different locations as well. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient and error-free handling of the money that is remitted and that is used to clear payment instruments or complete transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including, among others, clearing banks which clear our money orders, official checks and money transfers, and certain of our telecommunication providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by our agents, employees, or third party vendors, we could suffer financial loss, loss of consumers, regulatory sanctions and damage to our reputation.

Our consumers’ ability to access our products and services can be adversely affected by severe weather, natural disasters and other events beyond our control, such as fires, power failures, telecommunication loss and terrorist attacks.

Our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service the coin-counting, DVD, money transfer and e-payment services machines and equipment used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to or destruction of our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.

As part of our business strategy, we have in the past sought and may in the future seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in February 2009 we completed the acquisition of the outstanding interest in Redbox. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims and other violations of applicable law;

•	losses related to acquisitions and investments;

•	managing relationships with other investors and the companies in which we have made investments;

•	reduced liquidity, including through the use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments;

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company;

•	inability to efficiently divest unsuccessful acquisitions and investments;

•	stockholder dilution if an acquisition is consummated through an issuance of our securities;

•	imposition of restrictive covenants and increased debt service obligations that provide us less flexibility in how we operate our business to the extent we borrow to finance an acquisition;

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•	costs incurred in identifying and performing due diligence on potential targets that may or may not be successful;

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business;

•	entrance into markets in which we have no direct prior experience; and

•	impairment of goodwill and acquired intangible assets arising from our acquisitions

Our stock price has been and may continue to be volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2009, the closing price of our common stock ranged from $18.84 to $38.28 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

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

We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in a 46,070 square foot facility under a lease that expires December 31, 2019.

Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 66,648 square feet, and these premises are under a lease that will expire upon the commencement date of a new lease that was executed in December 2009. On December 23, 2009, Redbox executed a lease for Redbox corporate office space in Oakbrook Terrace, Illinois. The lease is anticipated to commence on August 1, 2010 and provides for a term of approximately 11 years. Redbox will rent 136,925 square feet under the new lease.

Our primary E-payment office is located in Rosemont, Illinois, and we have our main Money Transfer offices in La Mirada, California and London, England.

Item 3.	Legal Proceedings.

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $8 million at December 31, 2009), plus interest. The arbitration has been delayed until August 2010. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios Home Entertainment (“Universal Studios”) in the U.S. District Court for the District of Delaware. Redbox is alleging antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would prohibit us from receiving delivery of their DVD titles until several weeks following their release for sale. Redbox is seeking injunctive relief, declaratory relief, money damages, attorney’s fees and costs. In August 2009, the court ruled on Universal Studios’ motion to dismiss, upholding our right to proceed on the antitrust claim, but dismissing our claims for copyright misuse and tortious interference. Universal Studios filed its answer to our complaint in August 2009. Redbox also filed separate complaints against 20th Century Fox and Warner in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed complaints against 20th Century Fox and Warner, supplementing its original complaints with additional claims of tortious interference and unfair competition. 20th Century Fox has moved to dismiss our claims and asked for the case to be transferred to the U.S. District Court for the Central District of California. Pursuant to the terms of the Warner Agreement, on February 16, 2010, Redbox dismissed its complaint against Warner with prejudice.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois, and has moved to dismiss the plaintiff’s claims. The plaintiff opposes the motion to dismiss, and has asked for the case to be remanded to Illinois state court. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

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

	High	Low
Fiscal 2008:
First Quarter	$32.82	$25.10
Second Quarter	38.90	28.11
Third Quarter	35.91	30.13
Fourth Quarter	33.36	15.71

Fiscal 2009:
First Quarter	$33.00	$18.84
Second Quarter	37.67	25.00
Third Quarter	38.28	24.79
Fourth Quarter	36.00	23.49

The last reported sale price of our common stock on the NASDAQ Global Select Market on February 12, 2010 was $26.61 per share.

Holders

As of February 12, 2010, there were 127 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12., which incorporates by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders, the information concerning securities authorized for issuance under our equity compensation plans.

Unregistered Sales and Repurchases of Equity Securities

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. However, our board of directors has only authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2009, this authorization allowed us to repurchase up to $40.4 million of our common stock.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2009:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Publicly Announced Repurchase Plans	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
10/1/09 – 10/31/09	—	$—	—	$40,061,977
11/1/09 – 11/30/09	—	$—	—	$40,228,829
12/1/09 – 12/31/09	405	$24.70	405	$40,427,665

	405	$24.70	405	$40,427,665

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

On July 17, 2009, we issued 193,348 shares of unregistered restricted common stock to Sony in connection with the Sony Agreement discussed in Note 9 to our Consolidated Financial Statements included in this Form 10-K. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Sony represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Sony represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Item 6.	Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Coinstar, Inc. and related Notes thereto included elsewhere in this Annual Report.

On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. In February 2009, we purchased the remaining interests in Redbox.

On January 1, 2008 we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”). The operating results for GroupEx included below are subsequent to the acquisition date.

On September 8, 2009, we sold the Entertainment Business, which is included in discontinued operations for all periods presented.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS:
REVENUE	$1,144,791	$761,681	$307,385	$260,952	$220,675
EXPENSES:
Direct operating	793,444	494,311	153,692	142,752	113,639
Marketing	22,757	19,197	11,503	14,111	10,604
Research and development	5,312	4,758	5,153	5,246	5,716
General and administrative	127,033	94,292	42,442	33,764	22,094
Depreciation and other	91,858	61,469	29,820	27,535	26,827
Amortization of intangible assets	7,912	8,206	5,208	4,078	2,738
Proxy, write-off of acquisition costs, and litigation settlement	4,762	3,084	—	—	—
Goodwill impairment loss	7,371	—	—	—	—

Income from operations	84,342	76,364	59,567	33,466	39,057
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other, net	(924)	(3,928)	634	113	189
Interest income	208	1,218	1,674	1,343	1,247
Interest expense	(34,331)	(21,526)	(16,500)	(15,306)	(12,905)
(Loss) income from equity investments and other	—	(337)	1,333	(66)	353
Early retirement of debt	(1,082)	—	(1,794)	(238)	—

Income from continuing operations before income taxes	48,213	51,791	44,914	19,312	27,941
Income tax expense	(18,950)	(18,290)	(22,118)	(7,542)	(10,770)

Income from continuing operations	29,263	33,501	22,796	11,770	17,171
Income (loss) from discontinued operations, net of tax	28,007	(4,953)	(45,049)	6,857	5,101

Net income (loss)	57,270	28,548	(22,253)	18,627	22,272
Less: Net income attributable to non-controlling interests	(3,627)	(14,436)	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO COINSTAR, INC	$53,643	$14,112	$(22,253)	$18,627	$22,272

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COINSTAR, INC.:
Basic(1)	$1.78	$0.50	$(0.80)	$0.67	$0.86
Diluted(1)	$1.76	$0.50	$(0.80)	$0.66	$0.86

CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents	$61,280	$66,408	$21,397	$18,687	$45,365
Cash in machine or in transit(2)	57,141	34,583	87,858	63,740	60,070
Cash being processed(3)	73,875	91,044	87,337	95,737	69,832
Total assets	1,222,799	1,066,714	768,573	718,083	643,401
Total debt, capital lease obligations and other	468,957	351,370	272,651	200,264	210,478
Common stock	406,333	369,735	354,509	343,229	328,951
Total stockholders’ equity	412,391	320,028	305,130	321,365	294,047

(1)	See Note 13 to Consolidated Financial Statements for an explanation of the determination of the number of shares used in computing net income per share information, basic and diluted.
(2)	Cash in machine or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or cash residing in our coin-counting machines or, prior to September 8, 2009, our entertainment services machines.
(3)	Cash being processed represents cash residing in our coin-counting machines or, prior to September 8, 2009, our entertainment services machines or being processed by carriers, which we are specifically obligated to use to settle our accrued payable to retailers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Coin and DVD businesses. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our products and services also include money transfer services and electronic payment (“E-payment”) services. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations.

Sale of Entertainment Services business

On September 8, 2009, we sold our subsidiaries comprising our entertainment services business (“Entertainment Business”) to National Entertainment Network, Inc (“National”) for nominal consideration. See discussion below in “Results of Operations.”

Purchase of the remaining non-controlling interests in Redbox

Effective on January 18, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox Automated Retail, LLC (“Redbox”) increasing our ownership interest to 51.0% from 47.3% and we began consolidating Redbox’s financial results into our Consolidated Financial Statements.

On February 26, 2009, we purchased the remaining outstanding interests of Redbox from GetAMovie, Inc. and other minority interest holders. The total consideration paid for the 2009 Redbox transaction was $162.4 million including cash of $113.9 million and Coinstar common stock of $48.5 million.

DVD license agreements

Sony agreement

On July 17, 2009, our Redbox subsidiary entered into a copy depth license agreement (the “Sony Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $487.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. Of the $487.0 million, approximately $455.4 million is committed beyond December 31, 2009. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the Sony Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock. As of December 31, 2009, 19,335 shares were vested and the remaining shares will be vested in the next 4.6 years according to the Sony Agreement. In 2009, we recorded share-based payment expense of $1.4 million related to the Sony Agreement to direct operating expenses in the Consolidated Statements of Operations and the estimated unvested expense to be recognized in the next 4.6 years as of December 31, 2009 totaled $4.1 million.

Under the Sony Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the United States. Under the Sony Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Sony Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Lionsgate agreement

On August 10, 2009, our Redbox subsidiary entered into a Home Video Lease Output Agreement (the “Lionsgate Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). Redbox estimates that it will pay Lionsgate approximately $160.0 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 until August 31, 2014. However, at Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011. Of the $160.0 million, approximately $159.5 million is committed beyond December 31, 2009.

Under the Lionsgate Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. Under the Lionsgate Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Lionsgate Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Paramount agreement

On August 25, 2009, our Redbox subsidiary entered into a revenue sharing license agreement (the “Paramount Agreement”) with Paramount Home Entertainment Inc. (“Paramount”) that originally ran from August 25, 2009, through December 31, 2009 (the “Initial Term”). On December 10, 2009, Redbox and Paramount agreed to modify the Paramount Agreement to, among other things, extend the Initial Term of the Paramount Agreement from December 31, 2009 to June 30, 2010 (the “New Initial Term”). During the New Initial Term and prior to June 15, 2010, Paramount has the unilateral right to extend the term of the Paramount Agreement to December 31, 2014 (the “Extended Term”). If Paramount does agree to the Extended Term, at Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. Redbox estimates that it would pay Paramount approximately $494.0 million during the Initial Term, the New Initial Term and the Extended Term. Redbox estimates that it would pay Paramount $56.0 million during the Initial Term and New Initial Term. Coinstar also provided a $28.0 million letter of credit to Paramount, which took effect October 1, 2009 and terminated January 31, 2010. The letter of credit was replaced with a Coinstar guarantee to Paramount of up to $25 million.

Under the Paramount Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. Under the Paramount Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Paramount Agreement as the initial date on which the movies are distributed on a rental basis to the general public for home entertainment purposes, whether on a rental or sell-through basis.

Subsequent event

Warner agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video (“Warner”), a division of Warner Bros. Home Entertainment Inc. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012.

Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Warner Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Warner on which the DVDs are initially made available on physical home video formats to consumers, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Warner Agreement, Redbox voluntarily dismissed its lawsuit against Warner relating to Redbox’s access to Warner titles.

Management of Business Segments

In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. With the sale of the Entertainment Business during the third quarter of 2009, we now report Coin services as its own segment. Our business segments now include Coin services, DVD services, Money Transfer services, and E-payment services.

We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income (loss) from continuing operations before depreciation and amortization, stock compensation expense and share-based payments (“segment operating income (loss)”). Segment operating income (loss) contains the internally allocated costs including the shared service functions, which consist primarily of corporate executive management, sales, finance, legal, human resources, and information technology.

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

Coin services

We are the leader in the self-service coin-counting services market in the United States. We own and operate the only multi-national fully automated network of self-service coin-counting machines across the United States, Canada, Puerto Rico, Ireland and the United Kingdom. We estimate that at any one time, there is $7.0 billion to $10.0 billion worth of coin sitting idle in households in the United States. In 2009, consumers processed more than $2.9 billion worth of coin through our coin-counting machines.

We own and service all of our coin-counting machines, providing a convenient and trouble free service to retailers. Coin-counting revenue is generated through transaction fees from our consumers and retailers. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue E-payment products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value card or e-certificate issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.

Since inception, our coin-counting machines have counted and processed more than 440.6 billion coins worth more than $24.5 billion in more than 661.5 million self-service coin-counting transactions. We own and operate more than 19,200 coin-counting machines in the United States, Canada, Puerto Rico, Ireland and the United Kingdom (approximately 12,500 of which are E-payment enabled). Coin services revenue comprised 23% of total consolidated revenue for 2009.

DVD services

Through our subsidiaries Redbox and DVDXpress we offer self-service DVD rentals through 22,400 kiosks where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees.

Typically, the DVD rental price is a flat fee plus tax for one night and if the consumer chooses to keep the DVD for additional nights, the consumer is charged for each additional night. Redbox consumers may reserve a movie online or via an iPhone and pick the DVD up at the selected Redbox location; the DVD can be returned to any Redbox location. Our DVD kiosks are available in all states in the continental United States, Puerto Rico and the United Kingdom and offer our consumers a convenient home entertainment solution. We generate revenue primarily through fees charged to rent or purchase a DVD, and pay retailers a percentage of our revenue. We obtain our inventory of DVD titles and copy depth through licensing arrangements with certain studios, pursuant to which we agree to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. In addition, we also obtain inventory from certain wholesale distributors and third-party retailers. In each case, our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. DVD services revenue comprised 67% of total consolidated revenue for 2009.

Money Transfer services

On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. GroupEx provides money transfer services throughout the United States, Mexico and Guatemala.

Through our subsidiaries Coinstar Money Transfer and GroupEx, we offer money transfer services globally, with a network of 49,000 locations across 140 countries. Our money transfer services provides an easy to use, reliable and cost effective way to send money around the world and is specially suited for individuals away from home who need to send money to their family and friends or to manage their personal finances. Money transfer revenue is generated based on commissions earned on money transfer transactions. Money Transfer services revenue comprised 8% of total consolidated revenue for 2009.

E-payment services

We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, selling prepaid phones and providing payroll card services. We offer various E-payment services in the United States and the United Kingdom through 25,000 point-of-sale terminals, 300 stand-alone E-payment kiosks and 12,500 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls, and convenience stores.

We have relationships with national wireless carriers, such as Sprint, Verizon, T-Mobile, Virgin Mobile and AT&T. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services. E-payment services revenue comprised 2% of total consolidated revenue for 2009.

See Note 15 of the Consolidated Financial Statements for additional information regarding business segments.

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

Revenue recognition: We recognize revenue as follows:

•

Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the consumer completes the transaction; and

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Purchase price allocations: In connection with our acquisitions in 2009, 2008 and 2007, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. The transaction costs were previously capitalizable under SFAS 141, Business Combinations. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. Each year, we perform a two-step goodwill impairment test as of November 30, whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

We are currently organized into four reportable business segments which we have concluded to be our reporting units: Coin services, DVD services, Money Transfer services and E-payment services. We have estimated the fair value of our four reporting units using both income and market approaches. We applied a discounted cash flow analysis to estimate the fair value of our core businesses, Coin and DVD services, and market prices for our E-payment and Money Transfer services as we are in the process of exploring strategic alternatives in 2009 and 2010. Our estimates of fair value can change significantly based on such factors as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As a result of the step one goodwill impairment test, the estimated fair value for our Coin, DVD, and E-payment services was determined to be in excess of its respective carrying value; and the fair value for Money Transfer services was below its carrying value. As required, we performed the second step impairment test for Money Transfer services and recognized an impairment charge of $7.4 million in the fourth quarter of 2009.

Intangible assets: Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range from 1 to 40 years. We had no impairment to our intangible assets in 2009 or 2008.

Impairment of long-lived assets: Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. While we continue to review and analyze many factors that may impact our business in the future, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions.

DVD library: DVDs are initially recorded at cost and are amortized over an assumed useful life to their estimated salvage value. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs.

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

As of December 31, 2009 and 2008, we identified $1.8 million and $1.2 million, respectively, of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of December 31, 2009, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits.

Cash in machine or in transit and cash being processed: Cash in machine or in transit represents coin residing or estimated to be in our coin-counting kiosks or, prior to September 8, 2009, our entertainment machines, cash being processed by carriers, cash in our cash registers and cash deposits in transit. Cash being processed represents cash that we are obligated to use to settle our accrued payable to retailers.

Stock-based compensation: We account for stock-based compensation using the modified–prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date estimated fair value and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the estimated grant date fair value. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

The fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period. The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Convertible debt: In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. We have separately accounted for the liability and the equity components of the Notes, in accordance with FASB ASC 470-20, Debt with Conversion and Other options. Upon issuance, we recorded a liability of $165.2 million based on the estimated fair value of the Notes and the residual of $34.8 million was recorded to equity. The transaction costs directly associated with the issuance were proportionally allocated to the liability and equity components. In addition, we recorded deferred tax assets according to FASB ASC 740-10-45, Deferred Tax Accounts Related to an Asset or Liability. The amortization of the debt discount is based on the interest rate method and is to be recognized as non-cash interest expense.

Recognition and reporting of business dispositions: When management commits to a plan to dispose of a business component, it is necessary to determine how the results will be presented within the financial statements and whether the net assets of that business are recoverable. Our significant accounting policies and judgments associated with a decision to dispose of a business are as follows:

•

Assets held for sale- We define a business component as held for sale if it meets the criteria of assets held for sale within FASB ASC 360-10-45 at the balance sheet date. Upon being classified as held for sale, the recoverability of the carrying value of the business must be assessed, and the business held for sale is reported at the lower of its carrying value or fair value less cost to sell.

•

Discontinued operations- We define a business component that has either been disposed of or is classified as held for sale as discontinued operations if its operations and cash flows are clearly distinguishable from the rest of the entity; its operations and cash flows have been or will be eliminated from ongoing operations of the entity as a result of the disposal; and we have no significant continuing involvement in the operations of the component after the disposal transaction. If a component is recorded as discontinued operations, the results of operations of the disposed business through the date of sale and the gain or loss on disposal are presented on a separate line in the income statement for all periods presented.

See discussion of the sale of our Entertainment Business in Note 4 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

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

•

The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The new guidance within FASB ASC 855 is effective for interim or annual financial statements ending after June 15, 2009. As the new guidance is required to be applied prospectively, the impact on our financial statements will be dependent upon the timing of future transactions and application of FASB ASC 855 on those transactions.

In May 2008, the FASB issued new accounting guidance pertaining to convertible debt. This accounting guidance which is now included in FASB ASC 470-20 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The accounting guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted this new accounting guidance on January 1, 2009, and we have applied this accounting guidance to the Notes we issued in the third quarter of 2009.

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

In December 2007, the FASB issued FAS 141 (revised 2007), which is now incorporated within FASB ASC 805. FASB ASC 805 retains the fundamental requirements of FASB Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. The new guidance incorporated in FASB ASC 805 is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of the new provisions incorporated in FASB ASC 805 resulted in the recognition of $1.3 million in acquisition related expenses in our results of operations for the year ended December 31, 2009.

In December 2007, the FASB issued FASB Statement 160 which is now incorporated within FASB ASC 810-10. The new guidance in FASB ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is effective for interim and annual periods beginning on or after December 15, 2008. The adoption of the new guidance retrospectively changed our reporting presentation for non-controlling interests and impacted our consolidated financial position, results of operations and cash flows related to the purchase of non-controlling interests in Redbox, discussed above in “Overview”.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

Results of Operations—Years Ended December 31, 2009, 2008 and 2007

Sale of Entertainment Business

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009. We have presented the result of the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business as discontinued operations in our Consolidated Statement of Operations, for all periods presented. The cash flows related to our Entertainment Business discontinued operations have been separately disclosed in our Consolidated Statement of Cash Flows.

Revenue from discontinued operations was $90.6 million for 2009, $150.2 million for 2008, and $238.9 million for 2007. The pretax loss from discontinued operations was $7.0 million for 2009 (excluding the loss on disposal), $7.0 million for 2008, and $73.5 million for 2007, which included a non-cash impairment charge of $65.2 million.

Our tax basis in the Entertainment Business was determined to be approximately $256.8 million which has been written off as worthless stock. The net tax benefit resulting from the worthless stock deduction was reduced by $16.8 million of net deferred tax assets recorded on the Entertainment Business’s books which were written off at the time of sale, resulting in a net one-time tax benefit of $82.2 million.

The following table sets forth the computation of income (loss) from discontinued operations, net of tax for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Loss from discontinued operations (including loss on disposal of $49.8 million in 2009)	$(56,784)	$(7,049)	$(73,478)
Income tax benefit on discontinued operations	2,559	2,096	28,429
One-time income tax benefit on loss on disposal	82,232	—	—

Income (loss) from discontinued operations, net of tax	$28,007	$(4,953)	$(45,049)

We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services in early 2008. We have not restated comparable segment information for 2007 because it would be impracticable for us to do so. With the sale of the Entertainment Business during the third quarter of 2009 we now report Coin services as its own segment. The amounts shown below exclude the Entertainment Business for all periods presented.

Summary of Operating Results

Total Revenue/Total Operating Income

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Total consolidated revenue	$1,144.8	$761.7	$383.1	50.3%	$307.4	$454.3	147.8%
Total consolidated income from operations	$84.3	$76.4	$7.9	10.3%	$59.6	$16.8	28.3%
Income from operations as a % of Total Revenue	7.4%	10.0%			19.4%

Fiscal year 2009 compared with fiscal year 2008

The increase in our total consolidated revenue in 2009 from 2008 was driven primarily by our DVD services segment as a result of an increase in the number of DVD installed kiosks in our retailers’ locations as well as increased rentals from our existing installed kiosks. The increase in our DVD services segment revenue was $385.0 million. The number of our DVD kiosks installed was 22,400 at December 31, 2009, representing a net increase of 8,700 kiosks from December 31, 2008. In addition, same store sales for our DVD services segment grew by approximately $105.0 million, or 28%, during 2009. The increased DVD services segment revenue was partially offset by the decrease from the foreign operations of our Coin services segment due to unfavorable changes in currency exchange rates.

Our total consolidated income from operations was $84.3 million and $76.4 million for 2009 and 2008, respectively. The increase of $7.9 million in our consolidated income from operations was driven primarily by the favorable results from our net segment operating income of $38.3 million, of which $56.0 million of the increase was provided by our DVD services segment, offset by the increase in depreciation and amortization of $30.1 million primarily due to the increase in installations of DVD kiosks. Our segment operating income is discussed individually for each segment below. Depreciation and amortization is discussed on a consolidated basis below.

The decrease in total consolidated income from operations as a percentage of total revenue was primarily due to our decreased DVD segment operating income as a percentage of segment revenue, mainly due to higher product costs which primarily resulted from a decrease in DVD salvage values.

Fiscal year 2008 compared with fiscal year 2007

The increase in our total consolidated revenue in 2008 from 2007 was primarily due to our increased ownership percentage of Redbox, resulting in the consolidation of Redbox results from the effective transaction date of January 18, 2008 as well as our acquisition of GroupEx as of January 1, 2008. The increase in revenue from DVD services and Money Transfer services in 2008 from 2007 was $379.0 million and $63.2 million, respectively. The remaining increase in 2008 was mainly from Coin services of $10.4 million, as a result of the increase in the number of coin-counting transactions and volume of coin processed. The net installation of our coin-counting kiosks during 2008 was approximately 3,000.

Our total consolidated income from operations was $76.4 million and $59.6 million for 2008 and 2007, respectively. The increase in total consolidated income from operations in 2008 of $16.8 million was primarily due to the consolidation of Redbox’s results, which contributed favorably to our results by $36.2 million, offset by the reduction in profit in 2008 from 2007 as a result of a one-time excise tax refund of $11.8 million recorded in 2007.

Segment Revenue/Operating income (loss)

In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We have not restated comparable segment information for 2007 because it would be impracticable for us to do so.

Coin services

	Year Ended December 31,
	2009	2008	$ Chng	% Chng
	(In millions, except percentages)
Coin services revenue	$258.8	$261.3	$(2.5)	-1.0%
Coin services operating income	$88.6	$93.0	$(4.4)	-4.7%
Operating income as a % of segment revenue	34.2%	35.6%

The decrease in Coin services revenue for the year ended December 31, 2009 compared with the year ended December 31, 2008 was primarily driven by unfavorable foreign exchange rates which have negatively impacted our Coin revenue by approximately $5.5 million for the year ended December 31, 2009 compared with the prior year period. Approximately 90% of the negative currency exchange impact was coming from the United Kingdom market as the British pound was depreciating against the U.S. dollar in 2009 as compared to the exchange rate in 2008. Excluding currency fluctuations, Coin revenue increased by $3.0 million (or 1.1%) for the year ended December 31, 2009 compared with the prior year period. Same store sales decreased by approximately 4% during 2009 for the Coin services segment.

The decrease in Coin services segment operating income for the year ended December 31, 2009 compared with the year ended December 31, 2008 was primarily driven by the decline in Coin segment revenue.

DVD services

	Year Ended December 31,
	2009	2008	$ Chng	% Chng
	(In millions, except percentages)
DVD services revenue	$773.5	$388.5	$385.0	99.1%
DVD services operating income	$128.3	$72.3	$56.0	77.5%
Operating income as a % of segment revenue	16.6%	18.6%

DVD services revenue for the year ended December 31, 2008 above does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. The remaining increase in DVD services revenue for the year ended December 31, 2009 compared to the year ended December 31, 2008 was driven by the increase in the number of rentals resulting from new kiosk placements compared to the prior year, as well as increased rentals from existing installed kiosks. Same store sales grew by approximately $105.0 million, or 28%, for the DVD services segment during 2009.

The DVD services segment operating income increased for the year ended December 31, 2009 as compared to the prior year period reflecting the favorable impact of the growth in revenue, offset in part by the DVD product costs to support the increased rental transactions, declines in DVD salvage values, higher costs associated with purchasing certain DVD titles from alternative procurement sources, and increased general and administration expenses to sustain the growth of the segment.

The decline in DVD services segment operating income as a percentage of revenue for the year ended December 31, 2009 compared to the prior year was mostly driven by higher product costs, offset in part by the favorable effects of leveraging general and administrative expenses. The higher product costs resulted from the decrease in DVD salvage values, as well as the increased cost associated with purchasing certain DVD titles from alternative procurement sources. Throughout 2009, one movie studio has restricted the distribution of DVDs to our DVD services segment. During October 2009, two additional movie studios began restricting the distribution of DVDs to our DVD services segment. The increased restriction of DVDs has had a negative impact on the operating income margins in our DVD services business, because in these situations we must obtain DVD titles from alternative sources including certain wholesale distributors and third party retailers, often at a higher cost and often not in advantageous quantities.

Money Transfer services

	Year Ended December 31,
	2009	2008	$ Chng	% Chng
	(In millions, except percentages)
Money Transfer services revenue	$87.7	$87.4	$0.3	0.3%
Money Transfer services operating loss	$(19.1)	$(11.6)	$(7.5)	64.7%
Operating loss as a % of segment revenue	-21.8%	-13.3%

The Money Transfer services revenue increased slightly for the year ended December 31, 2009 compared to the year ended December 31, 2008. The number of money transfer transactions increased by approximately 15% year over year, and the growth was mainly driven by our foreign subsidiaries in Europe. However, the average face value per money transfer transaction decreased by approximately 6% in our European corridors and 8% in Latin America corridors, compared to the prior year period. As a result, our money transfer revenue based on commissions earned increased by only 0.3%.

Our Money Transfer services segment operating loss for the year ended December 31, 2009, increased compared to the year ended December 31, 2008 due to a non-cash impairment charge of $7.4 million we recorded during the fourth quarter of 2009 resulting from our annual goodwill impairment test. We did not have any goodwill impairment during 2008.

E-payment services

	Year Ended December 31,
	2009	2008	$ Chng	% Chng
	(In millions, except percentages)
E-payment revenue	$24.8	$24.5	$0.3	1.2%
E-payment operating (loss) income	$ (4.6)	$1.2	$(5.8)	-483.3%
Operating loss or income as a % of segment revenue	-18.5%	4.9%

The E-payment services revenue has remained relatively consistent for the year ended December 31, 2009 and December 31, 2008.

The decrease in our E-payment segment operating profit during the year ended December 31, 2009 compared to prior year was primarily due to a $3.5 million expense recognized in 2009 for a legal settlement with Apparel Sales, Inc. (“ASI”) for claims brought against us regarding commissions allegedly owed to a former broker (see Note 16 to the Consolidated Financial Statements) and one-time income from the InComm settlement which generated $2.0 million of pre-tax income in the second quarter of 2008. See Note 17 to the Consolidated Financial Statements.

Expenses

Direct Operating Expenses

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Direct operating expenses	$793.4	$494.3	$299.1	60.5%	$153.7	$340.6	221.6%
as a % of Total Revenue	69.3%	64.9%			50.0%

Our direct operating expenses consist primarily of (1) amortization of our DVD library, (2) transaction fees and commissions we pay to our retailers and agents, (3) credit card fees and coin pick-up, transportation and processing expenses, and (4) field operations support. Variations in the percentage of transaction fees and commissions we pay to our retailers and agents may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, E-payment capabilities, new product commitments, or other criteria.

Fiscal year 2009 compared with fiscal year 2008

Direct operating expenses increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily from our DVD services segment due to the growth of DVD revenue, resulting in increased variable expenses associated with the increased revenue. In addition, the direct operating expenses as a percentage of revenue increased by 440 basis points for the year ended December 31, 2009 compared with the prior year period. These increases were driven mainly by higher DVD product costs primarily resulting from a decrease in DVD salvage values. In addition, movie studios began restricting the distribution of DVDs to our DVD services segment during 2009. This restriction had a negative impact to our product costs, because in these situations we must obtain DVD titles from alternative sources, and often at a higher cost. The total increases in direct operating expenses for our DVD services segment were $305.6 million for the year ended December 31, 2009, partially offset by the cost reduction in our Money Transfer and E-payment services segments. The direct operating expenses for our Coin services segment were consistent compared to prior year.

Fiscal year 2008 compared with fiscal year 2007

Direct operating expenses increased for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of the consolidation of Redbox results when we exercised our option to acquire a majority interest in the voting equity of Redbox, as well as the acquisition of GroupEx in January 2008.

The increase in direct operating expenses attributable to the consolidation of Redbox and acquisition of GroupEx were $267.7 million and $44.0 million, respectively. In addition, in the third quarter of 2007 we recorded an excise tax refund of $11.8 million as a result of an Internal Revenue Service ruling that telecommunication fees paid during the period of March 1, 2003 through July 31, 2006 were improperly collected by the U.S. government.

Marketing

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Marketing	$22.8	$19.2	$3.6	18.8%	$11.5	$7.7	66.9%
as a % of Total Revenue	2.0%	2.5%			3.7%

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing and public relations efforts in national and regional advertising and major international markets.

Fiscal year 2009 compared with fiscal year 2008

Marketing expenses increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of the increased spending in our Money Transfer services segment and DVD services segment. Marketing expenses for Money Transfer services and DVD services increased $2.2 million and $1.2 million, respectively.

Fiscal year 2008 compared with fiscal year 2007

Marketing expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. The increase in marketing expenses for Redbox and GroupEx were $6.8 million and $1.2 million, respectively.

Research and Development

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Research and development	$5.3	$4.8	$0.5	11.4%	$5.2	$(0.4)	-7.7%
as a % of Total Revenue	0.5%	0.6%			1.7%

Our research and development expenses consist primarily of the development costs of our kiosk software, network applications, machine improvements and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services.

Research and development expenses have remained relatively consistent in 2009, 2008 and in 2007.

General and Administrative

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
General and administrative	$127.0	$94.3	$32.7	34.7%	$42.4	$51.9	122.2%
as a % of Total Revenue	11.1%	12.4%			13.8%

Our general and administrative expenses consist primarily of executive management, finance, management information system, human resources, legal, facilities, risk management, as well as administrative support for field operations.

Fiscal year 2009 compared with fiscal year 2008

General and administrative expenses increased in dollars, although decreased as a percentage of revenue, for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily as a result of increased administrative costs to sustain the growth of the DVD services segment, including increased personnel, as well as certain corporate management transition costs.

Fiscal year 2008 compared with fiscal year 2007

General and administrative expenses increased in dollars, although decreased as a percentage of revenue, for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily as a result of consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. The increase in general and administrative expenses for our subsidiaries Redbox and GroupEx were $35.3 million and $5.5 million, respectively.

Proxy, write-off of acquisition costs, and litigation settlement

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Proxy, write-off of acquisition costs, and litigation settlement	$4.8	$3.1	$1.7	54.8%	$—	$3.1	100.0%
as a % of Total Revenue	0.4%	0.4%			0.0%

Proxy, write-off of acquisition costs, and litigation settlement in 2009 was related to $3.5 million recognized in 2009 for the ASI litigation settlement and a write-off of acquisition costs of $1.3 million. During the second quarter of 2008 there were unique events resulting in expenses for a proxy contest and the write-off of acquisition costs as well as income from the litigation settlement agreement with InComm Holding Inc.

Goodwill impairment loss

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Goodwill impairment loss	$7.4	$—	$7.4	100.0%	$—	$—	0.0%
as a % of Total Revenue	0.6%	0.0%			0.0%

We perform our annual goodwill impairment test on November 30 of each year. We have concluded that our four reportable business segments are also reporting units. As a result of our 2009 test, the fair value of our Coin, DVD, and E-payment services were each in excess of their respective carrying values while our Money Transfer services reporting unit was below its carrying value. We recorded a $7.4 million non-cash impairment charge during the fourth quarter of 2009 related to Money Transfer services. We did not have any goodwill impairment for 2008 and 2007.

Depreciation and Other

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Depreciation and other	$91.9	$61.5	$30.4	49.5%	$29.8	$31.6	106.1%
as a % of Total Revenue	8.0%	8.1%			9.7%

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

Fiscal year 2009 compared with fiscal year 2008

Depreciation and other expenses increased in the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to the net installation of 8,700 DVD kiosks and 800 coin kiosks over the last four quarters.

Fiscal year 2008 compared with fiscal year 2007

Depreciation and other expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. The increase in depreciation and other expenses for our subsidiaries Redbox and GroupEx were $29.2 million and $0.9 million, respectively.

Amortization of Intangible Assets

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Amortization of intangible assets	$7.9	$8.2	$(0.3)	-3.7%	$5.2	$3.0	57.6%
as a % of Total Revenue	0.7%	1.1%			1.7%

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

Fiscal year 2009 compared with fiscal year 2008

Amortization expense remained consistent for the year ended December 31, 2009 compared to the year ended December 31, 2008.

Fiscal year 2008 compared with fiscal year 2007

Amortization expenses increased in the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily due to the consolidation of Redbox’s results and our acquisition of GroupEx in January 2008. The increase in amortization expenses for GroupEx and Redbox were $2.0 million and $0.5 million, respectively.

Other Income and Expense and Non-controlling Interests

	Year Ended December 31,
	2009	2008	$ Chng	% Chng	2007	$ Chng	% Chng
	(In millions, except percentages)
Foreign currency (loss) gain and other	$(0.9)	$(3.9)	$3.0	-76.9%	$0.6	$(4.5)	-715.1%
Interest income	0.2	1.2	$(1.0)	-83.3%	1.7	(0.5)	-28.3%
Interest expense	(34.3)	(21.5)	$(12.8)	59.5%	(16.5)	(5.0)	30.3%
(Loss) income from equity investments	—	(0.3)	$0.3	-100.0%	1.3	(1.6)	-122.5%
Early retirement of debt	(1.1)	—	$(1.1)	-100.0%	(1.8)	1.8	-100.0%
Non-controlling interests	$(3.6)	$(14.4)	$10.8	-75.0%	$—	$(14.4)	-100.0%

Foreign currency loss and other improved in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to the unfavorable movement of foreign exchange rates in our foreign subsidiaries and the timing of the settlement of foreign currency transactions during 2008. The 2008 activity also resulted in a higher foreign currency loss when compared to the year ended December 31, 2007.

Interest income decreased for the year ended December 31, 2009 due to lower invested balances and a decrease in interest rates. Lower invested balances and a decrease in interest rates also resulted in lower interest income in 2008 as compared to 2007.

Interest expense increased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to increased borrowings in 2009 to acquire the remaining 49% interest in Redbox which has resulted in higher debt balances during the current year periods. Interest expense increased in 2008 from 2007 mainly due to higher debt balances.

Loss (income) from equity investments decreased in 2008 as compared to 2007 primarily as a result of the consolidation of Redbox’s results beginning in the first quarter of 2008.

Early retirement of debt expense totaled $1.1 million during the year ended December 31, 2009. We used the proceeds from our convertible debt issuance during the third quarter of 2009 to pay off the $87.5 million term loan we entered into earlier in 2009. As a result, we wrote off the deferred financing costs of $1.1 million associated with the term loan. Early retirement of debt expense totaled $1.8 million in 2007 in connection with the credit facility entered into on November 20, 2007, resulting in a charge of writing off the deferred financing fee associated with the retirement of our previous credit facility arrangement which commenced in 2004.

Non-controlling interest for the years ended December 31, 2009 and 2008 represents the operating results, net of income tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.

Income Taxes

Our effective income tax rate was 39.3% in 2009 compared with 35.3% in 2008 and 49.2% in 2007. The effective income tax rate for each of these years varies from the federal statutory tax rate of 35% primarily due to a change in valuation allowance on foreign net operating losses, state income taxes and non-deductible stock-based compensation expense recorded for incentive stock option (“ISO”) awards offset by the benefit arising from ISO disqualifying dispositions.

As of December 31, 2009 and 2008, our net deferred income tax assets (liabilities) totaled $111.5 million and ($0.9) million, respectively. The increase in the deferred income tax asset was primarily due to a net operating loss carryforward realized from the sale of our Entertainment Business. In the years ended December 31, 2009, 2008 and 2007 we recorded tax expense of $19.0 million, $18.3 million, and $22.1 million, respectively, which, as a result of our U.S. net operating loss carryforwards, will not result in cash payments for U.S. federal income taxes other than federal alternative minimum taxes. Current tax payments have been made to state and foreign jurisdictions.

Liquidity and Capital Resources

Cash and Liquidity

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2009, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $192.3 million. This consisted of cash and cash equivalents immediately available to fund our operations of $61.3 million, cash in machine or in transit of $57.1 million and cash being processed of $73.9 million (which relates to our retailer payable liability as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheet). Working capital was $16.1 million as of December 31, 2009, compared with a working capital deficit of $(16.3) million as of December 31, 2008. The increase in working capital was primarily due to the timing of payments to our vendors and retailers.

Net cash provided by operating activities from continuing operations

	Year Ended December 31,
	2009	2008	2007
	(in millions)
OPERATING ACTIVITIES:
Net income (loss)	$57.3	$28.5	$(22.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and other	91.9	61.5	29.8
Amortization of intangible assets and deferred financing fees	9.4	8.7	5.9
Write-off of acquisition costs	1.3	1.0	—
Non-cash stock-based compensation for employees	7.7	8.8	6.4
Share-based payments for DVD agreement	1.4	—	—
Excess tax benefit on share-based awards	—	—	(3.8)
Deferred income taxes	14.4	12.1	(9.1)
Income from equity investments	—	3.4	(1.6)
(Income) loss from discontinued operations, net of tax	(28.0)	5.0	45.0
Goodwill impairment loss	7.4	—	—
Loss on early retirement of debt	1.1	—	1.8
Other	2.5	1.1	(0.6)
Cash (used) provided by changes in operating assets and liabilities, net of effects of business acquisitions	(50.7)	55.5	(27.0)

Net cash provided by operating activities from continuing operations	$115.7	$185.6	$24.5

Net cash provided by operating activities from continuing operations was $115.7 million for the year ended December 31, 2009, compared to net cash provided by operating activities of $185.6 million for the year ended December 31, 2008, resulting in a total decrease of $69.9 million. The decrease was primarily due to an increase in cash used by working capital of $106.2 million, offset by an increase of $28.8 million in net income and a $7.5 million increase in adjustments to reconcile net income to net cash provided by operating activities.

Cash used by working capital increased in 2009 compared to 2008 due to DVD services accounts payable balances that grew during 2008 but stabilized in 2009 and an excise tax refund received in 2008. Cash used by working capital also increased due to the timing of payments to vendors. These increases in cash used by working capital over the prior year were offset by an increase in cash provided by working capital as a result of a decline in the rate of inventory growth for DVD services as compared to the prior year. Adjustments to reconcile net income to net cash provided by operating activities increased primarily due to higher depreciation expense in 2009 and higher deferred tax expense offset by the income from discontinued operations during 2009.

Net cash provided by operating activities from continuing operations was $185.6 million for the year ended December 31, 2008, compared to net cash provided by operating activities of $24.5 million for the year ended December 31, 2007, resulting in a total increase of $161.1 million. The increase was primarily due to an increase in cash provided by working capital of $82.5 million, an increase of $50.8 million in net income and a $27.8 increase in adjustments to reconcile net income to net cash provided by operating activities. The increase in working capital in 2008 compared to 2007 was the result of the consolidation of Redbox and the acquisition of GroupEx, which both took place during 2008. The remaining increase in working capital was due to the collection of the telecommunication refund and the timing of receivable collection and vendor payments. The increase in adjustments to reconcile net income to net cash provided by operating activities was primarily due to the consolidation of Redbox in 2008 offset by the loss from discontinued operations in 2007.

Net cash used by investing activities from continuing operations

	Year Ended December 31,
	2009	2008	2007
	(in millions)
INVESTING ACTIVITIES:
Purchase of property and equipment	$(153.5)	$(150.8)	$(54.9)
Acquisitions, net of cash acquired	(1.2)	(24.8)	(7.2)
Loan to equity investee	—	—	(10.0)
Proceeds from sale of fixed assets	0.3	—	0.2

Net cash used by investing activities from continuing operations	$(154.4)	$(175.6)	$(71.9)

Net cash used by investing activities from continuing operations for the year ended December 31, 2009 was $154.4 million compared to $175.6 million in the prior year. Net cash used by investing activities was higher in 2008 primarily due to the acquisition of GroupEx and the acquired increased ownership percentage in Redbox from 47.3% to 51.0%, both of which took place in January 2008. Our purchase of property and equipment increased during 2009 compared to 2008 primarily due to increased spending in our DVD segment.

Net cash used by investing activities from continuing operations for the year ended December 31, 2008 was $175.6 million compared to $71.9 million in 2007. Net cash used by investing activities consisted primarily of capital expenditures and the acquisitions of GroupEx and Redbox in January 2008. The increase in capital expenditures year-over-year was primarily a result of the installation of coin and DVD machines, upgrades to our machines, and other corporate infrastructure costs.

Net cash provided by financing activities from continuing operations

	Year Ended December 31,
	2009	2008	2007
	(in millions)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt	$(27.3)	$(17.0)	$(1.1)
Proceeds from capital lease financing	22.0	—	—
Net borrowings on credit facility	42.5	13.0	70.0
Payoff of term loan	(87.5)	—	—
Convertible debt borrowings, net of underwriting discount and commissions of $6,000	194.0	—	—
Financing costs associated with revolving line of credit and convertible debt	(3.9)	—	(1.7)
Cash used to purchase remaining non-controlling interests in Redbox	(113.9)	—	—
Excess tax benefit on share-based awards	—	—	3.8
Repurchase of common stock	—	—	(10.0)
Proceeds from exercise of stock options	16.0	8.6	4.3

Net cash provided by financing activities from continuing operations	$41.9	$4.6	$65.3

Net cash provided by financing activities for 2009 was $41.9 million. In 2009, net cash provided by financing activities primarily represented the borrowings on convertible debt of $194.0 million, net of underwriting discount and commissions of $6.0 million, net borrowings on our credit facility of $42.5 million, proceeds from capital lease financing of $22.0 million and $16.0 million in proceeds from the exercise of employee stock options. These increases were offset by cash used to purchase the remaining non-controlling interest in Redbox of $113.9 million, the payoff of the term loan of $87.5 million, principal payments on capital lease and other obligations of $27.3 million and $3.9 million in financing costs associated with our revolving line of credit and convertible debt. Net cash provided by financing activities for 2008 was $4.6 million; consisting of $13.0 million in net borrowings on the credit facility and $8.6 million in proceeds from exercise of stock options, offset by $17.0 million in principal payments on capital lease obligations. During 2007, net cash provided by financing activities from continuing operations was $65.3 million; consisting primarily of $70.0 million in net borrowings on the credit facility, $4.3 million in proceeds from the exercise of stock options and $3.8 million in excess tax benefit on share-based awards, offset by $10.0 million in repurchases of our common stock, $1.7 million in financing costs, and $1.1 million in principal payments on capital lease obligations.

Credit Facility

On April 29, 2009, we modified our existing credit agreement, dated as of November 20, 2007 and amended as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating it in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provided for a new term loan, proceeds of which, net of fees and closing costs, were used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009. We paid off the term loan with the proceeds from the convertible debt issuance during the third quarter of 2009, as discussed below.

The Amended and Restated Credit Agreement does not modify the amount of the $400.0 million revolving credit facility (the “Revolving Facility”) that was provided for in the Original Credit Agreement, provided that the provision of the Original Credit Agreement that allowed us to increase the size of the Revolving Facility by up to $50.0 million (subject to obtaining commitments from lenders for such increase) was deleted in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement did not modify the interest rates or commitment fees that apply to the Revolving Facility. The Revolving Facility matures on November 20, 2012.

As of December 31, 2009, our outstanding revolving line of credit balance was $225.0 million. As a part of the amendment in February 2009, our Redbox subsidiary became a guarantor of our credit facility debt and Redbox financial results are included in our debt covenant calculation requirement. As of December 31, 2009, we were in compliance with all covenants.

Convertible debt

In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”) for proceeds, net of expenses, of approximately $193.3 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010. The Notes mature on September 1, 2014.

As the Notes can be settled in cash and equity upon conversion, we have separately accounted for the liability and the equity components of the Notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. Upon issuance, the fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements as our Notes were not actively traded in the market. Initially, the fair value of $165.2 million for our Notes was recorded as a liability and the remaining $34.8 million represented the fair value of the equity component, which was recorded under the equity section. The transaction costs directly related to the issuance were proportionally allocated to the liability and equity components. As of December 31, 2009, the fair value of our Notes was approximately $167.1 million and the carrying value of our Notes was $167.1 million. The unamortized debt discount as of December 31, 2009 was $32.9 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $1.9 million in non-cash interest expense in 2009 related to the amortization of the debt discount. The unamortized debt discount is expected to be recognized as non-cash interest expense over the remaining periods in the amount of $6.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

Net proceeds of the Notes were used to pay off our $87.5 million term loan under the Amended and Restated Credit Agreement and to pay down $105.8 million of the outstanding amount under our $400 million revolving line of credit.

Letters of Credit

As of December 31, 2009, we had five irrevocable standby letters of credit that totaled $40.8 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. Prior to and as of December 31, 2009, no amounts have been, or are outstanding under these standby letters of credit. Included in the December 31, 2009 commitment was a $28.0 million letter of credit to Paramount as part of the Paramount Agreement (see discussion in “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations) that expired January 31, 2010. As of January 31, 2010, our commitments under our irrevocable standby letters of credit had been reduced to $12.8 million.

Interest rate swap

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30, Cash Flow Hedges. As of December 31, 2009, the cumulative change in the fair value of the swaps, which was $5.4 million, was recorded in other comprehensive income, net of tax of $2.1 million, with the corresponding adjustment to Other accrued liabilities in our Consolidated Financial Statements. We reclassify a corresponding amount from accumulated other comprehensive income to the Consolidated Statement of Operations as the interest payments are made. The estimated losses in accumulated other comprehensive income of approximately $4.6 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statement of Operations representing the amount of hedge ineffectiveness was inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of December 31, 2009, included in our Consolidated Financial Statements was debt associated with the Rollout Agreement of $17.6 million.

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

Contractual Obligations

The tables below summarize our contractual obligations and other commercial commitments as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011	2012	2013	2014	Thereafter
	(in thousands)
Long-term debt and other(1)	$430,147	$2,441	$2,441	$225,242	$23	$200,000	$—
Capital lease obligations(2)	57,378	29,553	19,664	6,982	737	442	—
Operating leases(3)	57,852	8,776	7,393	5,366	4,513	4,795	27,009
Purchase obligations(4)	4,415	4,415	—	—	—	—	—
Asset retirement obligations(5)	5,218	—	—	—	—	—	5,218
Liability for uncertain tax positions(6)	1,800	—	3	7	829	—	961
DVD Agreement obligations(7)	631,917	180,086	121,330	131,650	131,650	67,201	—
Interest rate swaps(8)	5,374	4,560	814	—	—	—	—

Total contractual cash obligations	$1,194,101	$229,831	$151,645	$369,247	$137,752	$272,438	$33,188

(1)	Long-term debt does not include contractual interest payments. The face amounts outstanding on the revolving line of credit and our convertible debt totaled $225.0 million and $200.0 million, respectively, as of December 31, 2009.
(2)	Capital lease obligations represent gross minimum lease payments, which includes interest.
(3)	One of our lease agreements is a triple net operating lease. We are responsible for obligations including, but not limited to, taxes, insurance, utilities and maintenance as incurred. These obligations are not reported in the amounts above.
(4)	Purchase obligations consist of outstanding purchase orders issued in the ordinary course of our business.
(5)	Asset retirement obligations represent the fair value of a liability related to the machine removal costs following contract expiration.
(6)	Liability for uncertain tax positions represents amounts that we are contingently liable for based on our tax positions with their respective statute of limitations ending within 4 to 7 years.
(7)	See Note 9 to our Consolidated Financial Statements included in this Form 10-K. The DVD agreement obligations in the above table are summarized as follows:

•

Our Redbox subsidiary estimates that it will pay Sony approximately $487.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. At Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. Of the $487.0 million, approximately $455.4 million is committed beyond December 31, 2009 and is reflected in the table above. Also, the amounts above reflect the committed amount as if the term expires in 2014. The $487.0 million estimate is based on future assumptions including pricing estimates, estimated number of locations, estimated titles in the kiosk, and estimated title counts.

•

Our Redbox subsidiary estimates that it will pay Lionsgate $160.0 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 through August 31, 2014. At Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011. Of the $160.0 million, approximately $159.5 million is committed beyond December 31, 2009 and is reflected in the table above. Also, the amounts above reflect the committed amount as if the term expires in 2014. The $160.0 million estimate is based on future assumptions including pricing estimates, estimated number of locations, estimated titles in the kiosk, and estimated title counts.

•

Our Redbox subsidiary estimates that it will pay Paramount $56.0 million during the Initial Term and New Initial Term of the Paramount Agreement, which, together, run from August 25, 2009 through June 30, 2010. The amount committed for 2010 for the New Initial Term of $17.0 million is included in the table above. The $56.0 million estimate is based on future assumptions including price and quantities purchased. Redbox estimates that it would pay Paramount approximately $494.0 million during the Initial Term, the New Initial Term and the Extended Term of the Paramount Agreement.

(8)	Interest rate swap agreement used to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility.
(9)	On February 12, 2010, our Redbox subsidiary entered into the Warner Agreement with Warner. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012. This amount is excluded from the table above. The $124.0 million estimate is based on the future assumptions including pricing estimates, estimated number of locations, estimated titles in kiosks, and estimated title counts.

	Amount of Commitment Expiration by Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Letters of credit	$40,819	$40,819	$—	$—	$—

Total commercial commitments	$40,819	$40,819	$—	$—	$—

As of December 31, 2009, we had five irrevocable standby letters of credit that totaled $40.8 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. Prior to and as of December 31, 2009, no amounts have been, or are outstanding under these standby letters of credit. Included in the December 31, 2009 commitment was a $28.0 million letter of credit to Paramount as part of the Paramount Agreement (see discussion in “Overview” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations) that expired January 31, 2010. As of January 31, 2010, our commitments under our irrevocable standby letters of credit had been reduced to $12.8 million.

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

Based on the balance of our outstanding revolving line of credit of $225.0 million as of December 31, 2009, an increase or decrease in interest rates over the next year would not affect our interest expense due to our interest rate swap arrangements. We have hedged our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

We are further subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, Europe, Canada, and Mexico.

Item 8.	Financial Statements and Supplementary Data.

See Item 15 for an index to the financial statements and supplementary data required by this item, which are included as a separate section on page 53 and which are incorporated herein by reference.

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

	Three Month Periods Ended
	Dec. 31, 2009(2)	Sept. 30, 2009(1)	June 30, 2009	March 31, 2009(2)	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008(2)	March 31, 2008(3)
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations:
Revenue	$328,005	$295,970	$282,048	$238,768	$227,864	$203,452	$184,071	$146,294
Expenses:
Direct operating	234,390	203,650	193,941	161,463	150,079	134,342	117,592	92,298
Marketing	6,152	5,833	5,671	5,101	5,251	7,372	3,788	2,786
Research and development	1,396	1,360	1,299	1,257	1,180	1,157	1,175	1,246
General and administrative	31,771	32,570	32,379	30,313	28,503	22,997	23,554	19,238
Depreciation and other	24,994	23,432	22,844	20,588	19,472	15,384	14,130	12,483
Amortization of intangible assets	1,971	2,029	1,961	1,951	1,983	2,041	2,068	2,114
Proxy, write-off of acquisition costs, and litigation settlement	3,500	—	—	1,262	—	—	3,084	—
Goodwill impairment loss	7,371	—	—	—	—	—	—	—

Income from operations	16,460	27,096	23,953	16,833	21,396	20,159	18,680	16,129
Foreign currency (loss) gain and other, net	(585)	(270)	93	(162)	(1,153)	(717)	(895)	(1,163)
Interest income	24	30	46	108	155	180	625	258
Interest expense	(9,821)	(9,372)	(8,628)	(6,510)	(5,453)	(5,394)	(5,847)	(4,832)
Income (loss) from equity investments and other	—	—	—	—	1	(1)	243	(580)
Early retirement of debt	—	(1,082)	—	—	—	—	—	—

Income from continuing operations before income taxes	6,078	16,402	15,464	10,269	14,946	14,227	12,806	9,812
Income taxes	(2,719)	(6,761)	(6,510)	(2,960)	(5,018)	(6,357)	(3,856)	(3,059)

Income from continuing operations	3,359	9,641	8,954	7,309	9,928	7,870	8,950	6,753
Income (loss) from discontinued operations, net of tax	—	31,722	(1,996)	(1,719)	(2,061)	(12)	(2,001)	(879)

Net income	3,359	41,363	6,958	5,590	7,867	7,858	6,949	5,874
Less: Net income attributable to non-controlling interests	—	—	—	(3,627)	(3,647)	(3,347)	(4,269)	(3,173)

Net income attributable to Coinstar, Inc	$3,359	$41,363	$6,958	$1,963	$4,220	$4,511	$2,680	$2,701

Earnings per share attributable to Coinstar, Inc:
Basic	$0.11	$1.36	$0.23	$0.07	$0.15	$0.16	$0.10	$0.10
Diluted	$0.11	$1.34	$0.23	$0.07	$0.15	$0.16	$0.09	$0.10

(1)	In the third quarter of 2009 we sold the Entertainment Business, which is included in discontinued operations above for all periods presented.
(2)	Proxy, write-off of acquisition costs, and litigation settlement in the fourth quarter of 2009 related to $3.5 million recognized for a litigation settlement. In the first quarter of 2009 we wrote off acquisition costs of $1.3 million. In the second quarter of 2008, we recognized $3.1 million in expense related to a proxy contest, the write-off of in-process acquisition costs and a litigation settlement.
(3)	In the first quarter of 2008, we acquired GroupEx and the majority ownership interest of Redbox.

Seasonality

We have historically experienced seasonality in our revenue with higher revenue in the second half of the year than in the first half of the year. Our Coin product line generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months. Our DVD product line experiences lower revenue in April and May due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the beginning of the school year and the introduction of the new television season. The year-end and summer holiday months have historically been the highest rental months for DVD services. Our Money Transfer and E-payment product lines generally provide their highest revenue in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin Coin and DVD product lines, and relatively lower margin Money Transfer and E-payment product lines.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(i) Disclosure Controls and Procedures.

Our Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(ii) Internal Control over Financial Reporting.

(a) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

(b) Attestation report of the independent registered public accounting firm.

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 60.

(c) Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2010 Annual Meeting of Stockholders.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

The financial statements required by this item are submitted in a separate section beginning on page 60 of this Annual Report.

		Page
(a)(1)	Index to Financial Statements
	Reports of Independent Registered Public Accounting Firm—KPMG LLP	60
	Consolidated Balance Sheets	62
	Consolidated Statements of Operations	63
	Consolidated Statements of Equity and Comprehensive Income (Loss)	64
	Consolidated Statements of Cash Flows	65
	Notes to Consolidated Financial Statements	66
(a)(2)	Index to Financial Statement Schedules
	All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.
(a)(3)	Exhibit Index:

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreement. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other party or parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a means of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a manner that is different from what may be viewed as material to you or other investors; and (iv) were made only as of the date of the applicable agreement or other date or dates that may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description of Document

2.1	LLC Interest Purchase Agreement dated November 17, 2005 by and among Redbox Automated Retail, LLC, McDonald’s Ventures, LLC and Coinstar, Inc.(1)

2.2	Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(2)

2.3	First Amendment of Stock Purchase Agreement dated January 1, 2008 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(3)

2.4

Stock and Interest Purchase Agreement among Coinstar Entertainment Services, Inc., Entertainment

Vending Management, LLC, Sesame Holdings, Inc., Coinstar, Inc. and National Entertainment

Network, Inc. dated as of September 8, 2009.(4)

3.1	Amended and Restated Certificate of Incorporation.(5)

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws.(6)

4.1	Reference is made to Exhibits 3.1 through 3.2.(5)(6)

4.2	Specimen Stock Certificate.

4.3	Registration Rights Agreement between Coinstar, Inc. and GetAMovie, Inc. dated February 26, 2009.(7)

4.4	Registration Rights Agreement between Coinstar, Inc. and GARB, LLC dated February 26, 2009.(8)

4.5	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(9)

4.6	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(9)

4.7	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.6.(9)

10.1*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan.(10)

10.2*	2000 Amended and Restated Equity Incentive Plan.(11)

10.3*	Form of 2000 Amended and Restated Equity Incentive Plan Stock Option Grant Notice.(12)

10.4*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(13)

10.5*	Outside Directors’ Deferred Compensation Plan, as amended and restated on December 31, 2008.(13)

10.6*	2008 Incentive Compensation Plan.(14)

10.7*	2009 Incentive Compensation Plan for Section 16 Officers.(13)

10.8*	1997 Amended and Restated Equity Incentive Plan.(15)

10.9*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(12)

10.10*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(16)

10.11*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after December 12, 2005 to the CEO, COO or CFO.(13)

10.12*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(13)

10.13*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to the CEO, COO or CFO.(13)

10.14*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Executives other than the CEO, COO or CFO.(13)

10.15*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards Made to the CEO, COO or CFO.(13)

Exhibit Number	Description of Document

10.16*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(13)

10.17*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on February 10, 2006.(17)

10.18*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(18)

10.19*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(19)

10.20*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(19)

10.21*	Summary of Director Compensation. (13)

10.22*	Form of Indemnity Agreement between Coinstar, Inc. and its Executive Officers and Directors.(5)

10.23*	Policy on Reimbursement of Incentive Payments.(13)

10.24*	Form of Change of Control Agreement.(20)

10.25*	First Amendment to Form of Change of Control Agreement.(13)

10.26*	Stock Option Agreement, Grant to Chief Executive Officer dated October 8, 2001.(21)

10.27*	Employment Agreement between David W. Cole and Coinstar, Inc. dated January 1, 2004.(22)

10.28*	First Amendment to Employment Agreement between David W. Cole and Coinstar, Inc. dated December 31, 2008.(23)

10.29*	First Amendment to Change of Control Agreement between David W. Cole and Coinstar, Inc. dated December 31, 2008.(23)

10.30*	Transition Agreement between Coinstar, Inc. and David W. Cole dated as of March 31, 2009.(24)

10.31*	Employment Agreement between Brian V. Turner and Coinstar, Inc. dated August 5, 2005.(25)

10.32*	First Amendment to Employment Agreement between Brian V. Turner and Coinstar, Inc. dated December 31, 2008.(23)

10.33*	Change of Control Agreement between Brian V. Turner and Coinstar, Inc. dated August 5, 2005.(25)

10.34*	First Amendment to Change of Control Agreement between Brian V. Turner and Coinstar, Inc. dated December 31, 2008.(23)

10.35*	Transition Agreement between Coinstar, Inc. and Brian V. Turner dated as of March 31, 2009.(24)

10.36*	Employment Offer Letter for Paul Davis dated March 20, 2008.(26)

10.37*	Form of Employment Agreement to be effective April 7, 2008 between Coinstar, Inc. and Paul Davis.(26)

10.38*	First Amendment to Employment Agreement between Paul Davis and Coinstar, Inc. dated December 31, 2008.(23)

10.39*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(24)

Exhibit Number	Description of Document

10.40*	Form of Change of Control Agreement to be effective April 7, 2008 between Coinstar, Inc. and Paul Davis.(26)

10.41*	First Amendment to Change of Control Agreement between Paul Davis and Coinstar, Inc. dated December 31, 2008.(26)

10.42*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(13)

10.43*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan. (24)

10.44*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(24)

10.45*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(24)

10.46*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(27)

10.47*	Employment Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey.(21)

10.48*	Amendment to Employment Agreement between Coinstar, Inc. and John Harvey, effective as of November 9, 2009.(25)

10.49*	Change of Control Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey.(10)

10.50*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and John C. Harvey.(24)

10.51*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and John C. Harvey.(27)

10.52*	Second Amendment to Letter Agreement, dated as of September 7, 2009, between Coinstar, Inc. and John Harvey.(28)

10.53*	Interim Services Agreement between Tatum and Coinstar, Inc., dated September 24, 2009.

10.54*	Employment Offer Letter for J. Scott Di Valerio, dated January 18, 2010.(29)

10.55*	Employment Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(29)

10.56*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(29)

10.57	Lease Agreement, dated January 1, 2004, by and between Coinstar, Inc. and EOP Operating Limited Partnership.(22)

10.58	First Amendment to Office Lease Agreement as of April 15, 2009, by and between W2007 Seattle Office Bellefield Office Park Realty, L.L.C. and Coinstar, Inc.(30)

10.59	Industrial Building Lease, dated October 24, 2002, by and between FCF Properties, LLC and American Coin Merchandising, Inc., a wholly-owned subsidiary of Coinstar, Inc., as amended June 6, 2003.(31)

10.60	Standard Office Lease, effective December 22, 2009, between Long Ridge Office Portfolio, L.P. and Redbox Automated Retail, LLC.

10.61	Voting Agreement between Levine Investments Limited Partnership and Coinstar, Inc. dated November 1, 2005.(32)

Exhibit Number	Description of Document

10.62*	Agreement dated May 28, 2008 by and among Coinstar and the Shamrock Group.(33)

10.63	Amended and Restated Credit Agreement, dated as of April 29, 2009, amending and restating in its entirety that certain Credit Agreement, dated November 20, 2007, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, KeyBank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto.(34)

10.64	First Amendment, Consent and Waiver to Credit Agreement, dated as of December 31, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders party thereto.

10.65	Purchase and Sale Agreement dated February 12, 2009 by and between Coinstar, Inc. and GetAMovie, Inc.(35)

10.66	Purchase and Sale Agreement between Coinstar, Inc., Sesame Holdings, Inc. and GARB, LLC dated February 26, 2009.(8)

10.67	Third Amended and Restated Limited Liability Company Agreement of Redbox Automated Retail, LLC.(13)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on November 18, 2005 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2008 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on September 9, 2009 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-4 filed on August 8, 1997 (No. 333-33233).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on April 3, 2008 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157552).
(8)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157553).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File Number 000-22555).
(15)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on May 4, 2009 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on August 10, 2005 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on April 4, 2008 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2009 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009 (File Number 000-22555).
(31)	Incorporated by reference to the Registrant’s Form 8-K filed on December 6, 2004 (File Number 000-22555).
(32)	Incorporated by reference to the Registrant’s Form 8-K filed on November 2, 2005 (File Number 000-22555).
(33)	Incorporated by reference to the Registrant’s Form 8-K filed on May 29, 2008 (File Number 000-22555).
(34)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2009 (File Number 000-22555).
(35)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2009 (File Number 000-22555).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Coinstar, Inc.

By:	/s/ JAMES A. BLANDA
JAMES A. BLANDA Interim Chief Financial Officer

Date:	February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PAUL D. DAVIS Paul D. Davis	Chief Executive Officer and Director	February 23, 2010

/s/ JAMES A. BLANDA James A. Blanda	Interim Chief Financial Officer	February 23, 2010

/s/ RICHARD C. DECK Richard C. Deck	Chief Accounting Officer	February 23, 2010

/s/ DEBORAH L. BEVIER Deborah L. Bevier	Chair of the Board	February 23, 2010

/s/ ARIK A. AHITOV Arik A. Ahitov	Director	February 23, 2010

/s/ DAVID M. ESKENAZY David M. Eskenazy	Director	February 23, 2010

/s/ DANIEL W. O’CONNOR Daniel W. O’Connnor	Director	February 23, 2010

/s/ ROBERT D. SZNEWAJS Robert D. Sznewajs	Director	February 23, 2010

/s/ RONALD B. WOODARD Ronald B. Woodard	Director	February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited Coinstar, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coinstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 22, 2010

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,280	$66,408
Cash in machine or in transit	57,141	34,583
Cash being processed	73,875	91,044
Accounts receivable, net of allowance for doubtful accounts of $4,379 and $3,461 at December 31, 2009 and December 31, 2008, respectively	61,371	51,908
Inventory and DVD library	104,367	92,247
Deferred income taxes	12,350	6,881
Prepaid expenses and other current assets	20,364	24,715

Total current assets	390,748	367,786
PROPERTY AND EQUIPMENT, NET	400,289	348,949
DEFERRED INCOME TAXES	99,195	4,338
OTHER ASSETS	17,172	11,865
INTANGIBLE ASSETS, NET	30,893	43,385
GOODWILL	284,502	290,391

TOTAL ASSETS	$1,222,799	$1,066,714

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$118,918	$132,194
Accrued payable to retailers and agents	131,103	132,490
Other accrued liabilities	91,413	87,500
Current portion of long-term debt	6,812	11,655
Current portion of capital lease obligations	26,396	20,264

Total current liabilities	374,642	384,103
LONG-TERM DEBT AND OTHER	409,423	295,942
CAPITAL LEASE OBLIGATIONS	26,326	23,509
DEFERRED TAX LIABILITY	17	12,072

TOTAL LIABILITIES	810,408	715,626

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 33,002,865 and 30,181,151 issued and 31,076,784 and 28,255,070 shares outstanding at December 31, 2009 and December 31, 2008, respectively	406,333	369,735
Retained earnings (accumulated deficit)	50,971	(2,672)
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(4,082)	(6,204)

Total stockholders’ equity	412,391	320,028

Non-controlling interest	—	31,060

Total equity	412,391	351,088

TOTAL LIABILITIES AND EQUITY	$1,222,799	$1,066,714

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
REVENUE	$1,144,791	$761,681	$307,385
EXPENSES:
Direct operating(1)	793,444	494,311	153,692
Marketing	22,757	19,197	11,503
Research and development	5,312	4,758	5,153
General and administrative	127,033	94,292	42,442
Depreciation and other(1)	91,858	61,469	29,820
Amortization of intangible assets	7,912	8,206	5,208
Proxy, write-off of acquisition costs, and litigation settlement	4,762	3,084	—
Goodwill impairment loss	7,371	—	—

Income from operations	84,342	76,364	59,567
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other, net	(924)	(3,928)	634
Interest income	208	1,218	1,674
Interest expense	(34,331)	(21,526)	(16,500)
(Loss) income from equity investments	—	(337)	1,333
Early retirement of debt	(1,082)	—	(1,794)

Income from continuing operations before income taxes	48,213	51,791	44,914
Income tax expense	(18,950)	(18,290)	(22,118)

Income from continuing operations	29,263	33,501	22,796
Income (loss) from discontinued operations, net of tax (Note 4)	28,007	(4,953)	(45,049)

Net income (loss)	57,270	28,548	(22,253)
Less: Net income attributable to non-controlling interests	(3,627)	(14,436)	—

NET INCOME (LOSS) ATTRIBUTABLE TO COINSTAR, INC	$53,643	$14,112	$(22,253)

BASIC EARNINGS (LOSS) PER SHARE:
Basic earnings per share from continuing operations attributable to Coinstar, Inc	$0.85	$0.68	$0.82
Basic earnings (loss) per share from discontinued operations attributable to Coinstar, Inc	0.93	(0.18)	(1.62)

Basic earnings (loss) per share attributable to Coinstar, Inc	$1.78	$0.50	$(0.80)

DILUTED EARNINGS (LOSS) PER SHARE:
Diluted earnings per share from continuing operations attributable to Coinstar, Inc	$0.84	$0.67	$0.82
Diluted earnings (loss) per share from discontinued operations attributable to Coinstar, Inc	0.92	(0.17)	(1.62)

Diluted earnings (loss) per share attributable to Coinstar, Inc	$1.76	$0.50	$(0.80)

WEIGHTED SHARES OUTSTANDING:
Basic	30,152	28,041	27,805
Diluted	30,514	28,464	27,805

(1)	“Direct operating” above excludes depreciation and other of $80.7 million, $54.1 million and $26.4 million for the years ended 2009, 2008 and 2007

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Non-controlling Interest	Total	Comprehensive Income (loss)
	Shares	Amount
BALANCE, December 31, 2006	27,816,011	$343,229	$5,469	$(30,806)	$3,473	$—	$321,365
Proceeds from exercise of stock options, net	218,229	4,232					4,232
Stock-based compensation expense	63,746	6,421					6,421
Tax benefit on share-based compensation		627					627
Treasury stock purchase	(358,942)			(10,025)			(10,025)
Net loss			(22,253)				(22,253)	$(22,253)
Short-term investments net of tax expense of $2					1		1	1
Foreign currency translation adjustments net of tax expense of $205					4,828		4,828	4,828
Interest rate hedges on long-term debt net of tax benefit of $44					(66)		(66)	(66)

Total comprehensive loss								$(17,490)

BALANCE, December 31, 2007	27,739,044	$354,509	$(16,784)	$(40,831)	$8,236	$—	$305,130
Proceeds from exercise of stock options, net	425,410	8,629					8,629
Stock-based compensation expense	90,616	6,597					6,597
Increased ownership percentage of Redbox	—					31,060	31,060
Net income			14,112				14,112	$14,112
Loss on short-term investments net of tax benefit of $27					(41)		(41)	(41)
Foreign currency translation adjustments net of tax benefit of $544					(9,845)		(9,845)	(9,845)
Interest rate hedges on long-term debt net of tax benefit of $2,912					(4,554)		(4,554)	(4,554)

Total comprehensive loss								$(328)

BALANCE, December 31, 2008	28,255,070	$369,735	$(2,672)	$(40,831)	$(6,204)	$31,060	$351,088
Proceeds from exercise of stock options, net	748,601	16,014					16,014
Stock-based compensation expense	131,863	7,322				349	7,671
Shares issued for DVD agreement	193,348	1,410					1,410
Convertible debt-equity portion, net of tax		20,391					20,391
Tax deficiency on stock-based compensation expense		(729)					(729)
Purchase of non-controlling interest in Redbox, net of $56,226 deferred tax benefit		(56,303)				(35,036)	(91,339)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493					48,493
Net income			53,643			3,627	57,270	$57,270
Gain on short-term investments net of tax expense of $10					15		15	15
Foreign currency translation adjustments net of tax expense of $394					831		831	831
Interest rate hedges on long-term debt net of tax expense of $816					1,276		1,276	1,276

Comprehensive income								59,392
Less: Comprehensive income attributable to non-controlling interests								(3,627)

Total comprehensive income								$55,765

BALANCE, December 31, 2009	31,076,784	$406,333	$50,971	$(40,831)	$(4,082)	$—	$412,391

See notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$57,270	$28,548	$(22,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation and other	91,858	61,469	29,820
Amortization of intangible assets and deferred financing fees	9,386	8,694	5,920
Write-off of acquisition costs	1,262	1,004	—
Non-cash stock-based compensation for employees	7,671	8,811	6,421
Share-based payments for DVD agreement	1,410	—	—
Excess tax benefit on share-based awards	—	—	(3,764)
Deferred income taxes	14,494	12,121	(9,142)
Income from equity investments	—	3,449	(1,624)
(Income) loss from discontinued operations, net of tax	(28,007)	4,953	45,049
Goodwill impairment loss	7,371	—	—
Loss on early retirement of debt	1,082	—	1,794
Other	2,514	1,083	(684)
Cash (used) provided by changes in operating assets and liabilities from continuing operations, net of effects of business acquisitions:
Accounts receivable	(9,536)	26,065	(27,496)
Inventory and DVD library	(29,191)	(38,788)	(4,304)
Prepaid expenses and other current assets	(15,417)	(8,122)	(8,051)
Other assets	(3,259)	(541)	(5,034)
Accounts payable	(13,692)	66,212	(32,717)
Accrued payable to retailers and agents	1,515	6,475	5,007
Other accrued liabilities	18,932	4,179	45,529

Net cash provided by operating activities from continuing operations	115,663	185,612	24,471
INVESTING ACTIVITIES:
Purchase of property and equipment	(153,470)	(150,819)	(54,895)
Acquisitions, net of cash acquired	(1,229)	(24,829)	(7,249)
Loan to equity investee	—	—	(10,000)
Proceeds from sale of fixed assets	315	—	220

Net cash used by investing activities from continuing operations	(154,384)	(175,648)	(71,924)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt	(27,278)	(17,056)	(1,081)
Proceeds from capital lease financing	22,020	—	—
Net borrowings on credit facility	42,500	13,000	70,047
Payoff of term loan	(87,500)	—	—
Convertible debt borrowings, net of underwriting discount and commissions of $6,000	194,000	—	—
Financing costs associated with revolving line of credit and convertible debt	(3,984)	—	(1,692)
Cash used to purchase remaining non-controlling interests in Redbox	(113,867)	—	—
Excess tax benefit on share-based awards	—	—	3,764
Repurchase of common stock	—	—	(10,025)
Proceeds from exercise of stock options	15,973	8,629	4,281

Net cash provided by financing activities from continuing operations	41,864	4,573	65,294
Effect of exchange rate changes on cash	1,105	(10,106)	1,350
NET INCREASE IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED FROM CONTINUING OPERATIONS	4,248	4,431	19,191
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	14,872	5,774	33,594
Investing cash flows	(16,397)	(9,587)	(27,348)
Financing cash flows	(2,462)	(5,175)	(7,009)

	(3,987)	(8,988)	(763)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	261	(4,557)	18,428
CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	192,035	196,592	178,164

End of period	$192,296	$192,035	$196,592

See notes to Consolidated Financial Statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

NOTE 1: ORGANIZATION AND BUSINESS

Description of company: We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Coin and DVD businesses. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our products and services also include money transfer services and electronic payment (“E-payment”) services. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations. We were incorporated in Delaware on October 12, 1993. As of December 31, 2009, we had an approximate total of:

Coin-counting kiosks	19,200
DVD kiosks	22,400
Money transfer services locations	49,000
E-payment point-of-sale terminals	25,000

Sale of Entertainment Services Business: On September 8, 2009 we sold our Entertainment Services Business (“Entertainment Business”) to National Entertainment Network, Inc. (“National”). See further discussion in Note 4.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation: The accompanying Consolidated Financial Statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries, companies which we have a controlling interest, and other entities in accordance with FASB ASC 810-10. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

We purchased the remaining interest in Redbox Automated Retail, LLC (“Redbox”) in February 2009. In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. See Note 3 for further discussion.

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

Cash in machine or in transit and cash being processed: Cash in machine or in transit represents coin residing or estimated to be in our coin-counting kiosks, entertainment machines (prior to September 8, 2009), cash being processed by carriers, cash in our cash registers and cash deposits in transit. Cash being processed represents cash to be used for settling our accrued payable to Coin retailers and, prior to September 8, 2009, Entertainment retailers.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

Accounts receivable: Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. In 2009, the amount expensed for uncollectible accounts was approximately $2.1 million and the amount charged against the allowance was $1.5 million. In 2008, the amount expensed for uncollectible accounts was approximately $2.0 million and the amount charged against the allowance was $1.0 million. The accounts receivable balance at December 31, 2008 included $1.3 million, net of allowance for doubtful accounts of $0.2 million, for our Entertainment Business which was sold on September 8, 2009.

Inventory and DVD library: Inventory and DVD library, which is considered finished goods, consists of purchased items ready for resale, rental items in the case of DVDs, or items for use in vending operations. Included in inventory are plush toys and other products dispensed from our entertainment services machines prior to the sale of the Entertainment Business on September 8, 2009, prepaid airtime, prepaid phones, and prepaid phone cards. Inventory is stated at the lower of cost or market. DVD library is capitalized and amortized to direct operating expense over the usage period of the discs. Our Redbox subsidiary DVD library was $93.2 million and $62.5 million as of December 31, 2009 and December 31, 2008, respectively. E-Payment services inventory was $8.8 million and $7.4 million as of December 31, 2009 and December 31, 2008, respectively. The Entertainment Business inventory was $17.1 million at December 31, 2008. We did not maintain any Entertainment Business inventory at December 31, 2009 as a result of its sale during 2009. The cost of inventory and DVD library includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight.

DVDs are initially recorded at cost and are amortized over an assumed useful life to their estimated salvage value. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs.

The cost for our E-payment services inventory is determined using the first-in first-out method. Prior to the sale of our Entertainment Business, entertainment inventory was stated at the lower of cost (moving average cost) or market, and factored in the estimated shrinkage from physical inventory counts.

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

Useful Life
Coin-counting and e-payment kiosks	3 to 10 years
DVD kiosks	5 years
Computers	3 years
Office furniture and equipment	5 years
Leased vehicles	Lease term
Leasehold improvements	Shorter of lease term or useful life of improvement

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Depreciation was recognized using the straight-line method over useful lives of three to ten years for entertainment machines prior to the sale of the Entertainment Business on September 8, 2009.

Equity investments: In 2005, we invested $20.0 million to obtain a 47.3% interest in Redbox. In 2006, we invested an additional $12.0 million related to a conditional consideration agreement as certain targets were met; however, the percentage of our ownership interest in Redbox did not change. On January 1, 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox under the terms of the LLC Interest Purchase Agreement dated November 17, 2005. In conjunction with the option exercise and payment of $5.1 million, our ownership interest increased from 47.3% to 51.0%. Since our original investment in Redbox in 2005, we had been accounting for our 47.3% ownership interest under the equity method in our Consolidated Financial Statements. Effective with the close of the transaction, January 18, 2008, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. We purchased the remaining interest in Redbox in February 2009. See Note 3 for further discussion.

Purchase price allocations: In connection with our acquisitions (see Note 3), we have allocated the respective purchase prices plus transaction costs to the estimated fair values of assets acquired and liabilities assumed. The transaction costs were previously capitalizable under SFAS 141, Business Combinations. These purchase price allocations were based on our estimates of fair values. Adjustments to our purchase price allocation estimates are made based on our final analysis of the fair value during the allocation period, which is within one year of the purchase date.

Goodwill: Goodwill represents the excess of cost over the estimated fair value of net assets acquired. We test goodwill for impairment at the reporting unit level on an annual or more frequent basis as determined necessary. Each year, we perform a two-step goodwill impairment test as of November 30, whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step test is not performed. The second step of the impairment test is performed when required and compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

We are currently organized into four reportable business segments which we have concluded to be our reporting units: Coin services, DVD services, Money Transfer services and E-payment services. We have estimated the fair value of our four reporting units using both income and market approaches. We applied a discounted cash flow analysis to estimate the fair value of our core businesses, Coin and DVD services, and market prices for our E-payment and Money Transfer services as we are in the process of exploring strategic alternatives in 2009 and 2010. Our estimates of fair value can change significantly based on such factors as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As a result of the step one goodwill impairment test, the estimated fair value for our Coin, DVD, and E-payment services was determined to be in excess of its respective carrying value; while the fair value for Money Transfer services was below its carrying value. As required, we performed the second step impairment test for Money Transfer services and recognized an impairment charge of $7.4 million in the fourth quarter of 2009. See Note 15 for further discussion.

Intangible assets: Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows to estimate the fair value of the

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives which range from 1 to 40 years. We had no impairment to our intangible assets in 2009 or 2008.

Patent costs: Patent costs represent costs to successfully defend a challenge to our patents and are capitalized and amortized over their remaining useful lives. Costs which relate to an unsuccessful outcome are charged to expense.

Impairment of long-lived assets: Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to the estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. While we continue to review and analyze many factors that may impact our business in the future, our analyses are subjective and are based on conditions existing at, and trends leading up to, the time the estimates and assumptions are made. Actual results could differ materially from these estimates and assumptions.

Revenue recognition: We recognize revenue as follows:

•

Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets under the caption “Cash in machine or in transit”. Our revenue represents the fee charged for coin-counting;

•

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the consumer completes the transaction; and

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

Fees paid to retailers: Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our machines in their stores and their agreement to provide certain services on our behalf to our consumers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our net DVD revenues and is recorded in our Consolidated Statements of Operations under the caption “direct operating expenses.” The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, e-payment capabilities, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, new product commitments, co-op marketing incentive, or other criteria.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Fair value of financial instruments: The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our revolving line of credit approximates its carrying amount.

Foreign currency translation: The functional currencies of our International subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom and the Euro for our subsidiary Coinstar Money Transfer. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30 as of December 31, 2009 and 2008. The cumulative change in the fair value of the swaps, which was $5.4 million, was recorded in other comprehensive income, net of tax of $2.1 million, with the corresponding adjustment to Other accrued liabilities in our Consolidated Financial Statements. We reclassify a corresponding amount from accumulated other comprehensive income to interest expense in the Consolidated Statement of Operations as the interest payments are made. Estimated losses in accumulated other comprehensive income of approximately $4.6 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statement of Operations representing the amount of hedge ineffectiveness was inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010. The following table provides information about our interest rate swaps:

		Fair value
	Balance sheet classification	December 31, 2009	December 31, 2008
		(in thousands)
Interest rate swap	Other accrued liabilities	$5,374	$7,467

Stock-based compensation: We account for stock-based compensation using the modified–prospective transition method. Under this transition method, compensation expense recognized includes the estimated fair value of stock options granted on and subsequent to January 1, 2006, based on the grant date estimated fair value and the estimated fair value of the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the estimated grant date fair value. In accordance with the modified-prospective transition method, results for prior periods have not been restated.

The fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period. The expected term of the options represents the estimated period of time from grant until

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

FASB ASC 810-10 requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows when they are realized rather than operating cash inflows, on a prospective basis. Excess tax benefits realized were approximately zero for the years ended 2009 and 2008. Excess tax benefits generated during the year ended December 31, 2007 were approximately $3.8 million.

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

FASB ASC 740-10-25 provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions.

As of December 31, 2009 and 2008, we identified $1.8 and $1.2 million, respectively, of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of the adoption date and December 31, 2009 and 2008, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards are sufficient to offset all unrecognized tax benefits.

Research and development: Costs incurred for research and development activities are expensed as incurred.

Internal use software: We capitalize costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred in the post-implementation stage for training and maintenance. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform.

Convertible debt: In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. We have separately accounted for the liability and the equity components of the Notes, in accordance with FASB ASC 470-20, Debt with Conversion and Other options. Upon issuance, the fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements as our Notes were

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

not actively traded in the market. The transaction costs directly associated with the issuance were proportionally allocated to the liability and equity components. In addition, we recorded deferred tax assets according to FASB ASC 740-10-45, Deferred Tax Accounts Related to an Asset or Liability. The amortization of the debt discount is based on the interest rate method and is to be recognized as non-cash interest expense.

Recognition and reporting of business dispositions: When management commits to a plan to dispose of a business component, it is necessary to determine how the results will be presented within the financial statements and whether the net assets of that business are recoverable. Our significant accounting policies and judgments associated with a decision to dispose of a business are as follows:

•

Assets held for sale- We define a business component as held for sale if it meets the criteria of assets held for sale within FASB ASC 360-10-45 at the balance sheet date. Upon being classified as held for sale, the recoverability of the carrying value of the business must be assessed, and the business held for sale is reported at the lower of its carrying value or fair value less cost to sell.

•

Discontinued operations- We define a business component that has either been disposed of or is classified as held for sale as discontinued operations if its operations and cash flows are clearly distinguishable from the rest of the entity; its operations and cash flows have been or will be eliminated from ongoing operations of the entity as a result of the disposal; and we have no significant continuing involvement in the operations of the component after the disposal transaction. If a component is recorded as discontinued operations, the results of operations of the disposed business through the date of sale and the gain or loss on disposal are presented on a separate line in the income statement for all periods presented.

See discussion of the sale of our Entertainment Business in Note 4 to the Consolidated Financial Statements.

Recent accounting pronouncements: In July 2009 the FASB issued Statement of Financial Accounting Standards No. 168, The Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on our consolidated financial position, results of operations, or cash flows. We have made references to the accounting standards codification throughout the disclosures in the Notes to the Consolidated Financial Statements.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The new accounting guidance for subsequent event disclosure is effective for interim or annual financial statements ending after June 15, 2009. As the new accounting guidance is required to be applied prospectively, the impact on our financial statements will be dependent upon the timing of future transactions and application of the new accounting guidance on those transactions.

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

In December 2007, the FASB issued FAS 141 (revised 2007), which is now incorporated within FASB ASC 805. FASB ASC 805 retains the fundamental requirements of FASB Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the new guidance requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose the information needed to evaluate and understand the nature and financial effect of the business combination. The new guidance incorporated in FASB ASC 805 is effective for acquisitions made on or after the first day of annual periods beginning on or after December 15, 2008. The adoption of the new provisions incorporated in FASB ASC 805 resulted in the recognition of $1.3 million in acquisition related expenses in our results of operations for the year ended December 31, 2009.

In December 2007, the FASB issued FASB Statement 160 which is now incorporated within FASB ASC 810-10. The new guidance in FASB ASC 810-10 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance is effective for interim and annual periods beginning on or after December 15, 2008. The adoption of the new guidance retrospectively changed our reporting presentation for non-controlling interests and impacted our consolidated financial position, results of operations and cash flows related to the purchase of non-controlling interests in Redbox as discussed in Note 3.

Reclassifications: Certain reclassifications have been made to the prior year amounts to conform to the current year presentation.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

NOTE 3: ACQUISITIONS

In connection with our acquisitions, we have allocated the respective purchase prices plus transaction costs to the estimated fair values of the tangible and intangible assets acquired and liabilities assumed. The transaction costs were previously capitalizable under SFAS 141, Business Combinations. These purchase price allocation estimates were based on our estimates of fair values.

GroupEx

On January 1, 2008, we acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), for an aggregate purchase price of $70.0 million. The purchase price included a $60.0 million cash payment at closing. In addition, there was an additional payment of up to $10.0 million should certain performance conditions be met in the fifteen months following the closing. We paid this amount in April 2009. Further, we incurred an estimated $2.1 million in transaction costs, including legal, accounting, and other directly related charges. The total purchase price, net of cash acquired, was $45.3 million. The results of operations of GroupEx from January 1, 2008 are included in our Consolidated Financial Statements.

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

On February 26, 2009, we purchased the Interests and the Note, paying initial consideration to GAM in the form of cash in the amount of $10.0 million and 1.5 million shares of Common Stock. Pursuant to the GAM Purchase Agreement, these shares were valued at $27.7433 each based on the average of the volume weighted average price per share of Common Stock for each of the eight NASDAQ trading days prior to, but not including, the date of issuance.

In addition, on February 26, 2009, the Company purchased the remaining outstanding interests of Redbox from non-controlling interest and non-voting interest holders in Redbox under similar terms to those of the GAM Purchase Agreement, issuing 146,039 unregistered shares of Common Stock and an aggregate of 101,863 shares of Common Stock pursuant to already existing effective registration statements and paying $0.1 million, as initial consideration. Any consideration paid in shares of Common Stock to these parties has or will be valued in the same manner as any consideration paid in shares of Common Stock to GAM and such shares will either be newly issued, unregistered shares of Common Stock with similar registration rights to those of GAM or newly issued shares of Common Stock for which we already have an existing effective registration statement.

As a result of the transaction, we recorded a liability for deferred consideration in the amount of $101.1 million at close. Subsequently, we made the payments for deferred consideration of $90.6 million plus interest

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

expense of $1.7 million in the second quarter of 2009. The remaining payment for deferred consideration of $10.5 million plus interest expense of $1.0 million was made during the third quarter of 2009. The obligation was paid in full as of December 31, 2009. The total consideration paid for the 2009 Redbox transaction was $162.4 million, including cash of $113.9 million and Coinstar common stock of $48.5 million.

The purchase of the non-controlling interest in Redbox was a change of our ownership interest in a previously consolidated subsidiary. Such change was accounted for as an equity transaction in accordance with FASB ASC 810-10-65, Non-controlling Interest in the Consolidated Financial Statements. There was no gain or loss recorded in the consolidated net income or comprehensive income. The difference between the fair value of the total considerations at the closing and the carrying value of the non-controlling interest was recognized as a reduction to equity attributable to Coinstar. This difference of $112.5 million would be amortized over fifteen years for tax purposes, which resulted in tax benefits of $43.8 million for the company in the future years and offset the reduction to the equity attributable to Coinstar. In addition, we made an IRS code section 754 election resulting in an additional deferred tax benefit of $11.9 million, which further offset the reduction in equity. As a result of recognizing these two tax benefits, totaling $55.7 million, the net amount recorded as a reduction to our equity section was $56.8 million at close of the transaction. Subsequent to the purchase of the remaining Redbox interest transaction, a portion of deferred tax benefit was adjusted during 2009 due to a change in tax rate, which resulted in the increase of the deferred tax benefit of $0.5 million. As of December 31, 2009, the net difference was $56.3 million in the equity section of our Consolidated Balance Sheets.

NOTE 4: SALE OF ENTERTAINMENT BUSINESS

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc. (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. The disposed assets and liabilities primarily consisted of current assets of $29.4 million, net property, plant and equipment of $35.2, intangible assets of $4.4 million, other assets of $3.1 million, and current liabilities of $24.3 million. As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009. We have presented the result of the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business as discontinued operations in our Consolidated Statement of Operations, for all periods presented. The cash flows related to our Entertainment Business discontinued operations have been separately disclosed in our Consolidated Statement of Cash Flows.

Revenue from discontinued operations was $90.6 million for 2009, $150.2 million for 2008, and $238.9 million for 2007. The pretax loss from discontinued operations was $7.0 million for 2009 (excluding the loss on disposal), $7.0 million for 2008, and $73.5 million for 2007, which included a non-cash impairment charge of $65.2 million.

Our tax basis in the Entertainment Business was determined to be approximately $256.8 million which has been written off as worthless stock. The net tax benefit resulting from the worthless stock deduction was reduced by $16.8 million of net deferred tax assets recorded on the Entertainment Business’s books which were written off at the time of sale, resulting in a net one-time tax benefit of $82.2 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The following table sets forth the computation of income (loss) from discontinued operations, net of tax for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Loss from discontinued operations (including loss on disposal of $49.8 million in 2009)	$(56,784)	$(7,049)	$(73,478)
Income tax benefit on discontinued operations	2,559	2,096	28,429
One-time income tax benefit on loss on disposal	82,232	—	—

Income (loss) from discontinued operations, net of tax	$28,007	$(4,953)	$(45,049)

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2009	2008
	(in thousands)
Machines	$694,904	$608,779
Computers	34,948	32,277
Office furniture and equipment	13,137	13,202
Vehicles	11,629	21,611
Leasehold improvements	4,150	3,715

	758,768	679,584
Accumulated depreciation and amortization	(358,479)	(330,635)

	$400,289	$348,949

The 2008 amounts in the table above include $37.3 million of net property and equipment for the Entertainment Business, which was sold on September 8, 2009.

NOTE 6: INTANGIBLE ASSETS

The gross carrying amounts and related accumulated amortization as well as the range of estimated useful lives of identifiable intangible assets at the reported balance sheet dates were as follows:

	Range of Estimated Useful Lives (in years)	Estimated Weighted Average Useful Lives (in years)	December 31,
			2009		2008
			Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
			(in thousands)
Intangible assets:
Retailer and agent relationships	1 – 10	7.07	$47,890	$(23,964)	$57,661	$(23,287)
Other identifiable intangible assets	1 – 40	7.97	14,041	(7,074)	13,765	(4,754)

Total			$61,931	$(31,038)	$71,426	$(28,041)

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The amounts in the table above for 2008 include $9.8 million of gross intangibles and $5.5 of accumulated amortization of intangibles for the Entertainment Business which was sold on September 8, 2009.

Based on identifiable intangible assets recorded as of December 31, 2009, and assuming no subsequent impairment of the underlying assets, the annual estimated aggregate future amortization expenses are as follows:

(in thousands)
2010	$7,578
2011	5,568
2012	4,991
2013	4,382
2014	3,564
Thereafter	4,810

$30,893

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following as of December 31:

	2009	2008
	(in thousands)
Payroll related expenses	$29,265	$24,627
Interest payable	4,959	2,268
Taxes payable	20,619	17,214
Accrued professional fees	5,078	4,177
Service contract providers	5,876	5,031
Accrued medical insurance	982	1,608
Accrued workers’ compensation and auto insurance	3,145	3,417
Accrued acquisition costs	—	10,000
Interest rate swap	5,374	7,467
Other	16,115	11,691

	$91,413	$87,500

The amounts in the table above for 2008 include $10.0 million of accrued liabilities for the Entertainment Business which was sold on September 8, 2009.

NOTE 8: LONG-TERM DEBT

Long-term debt consisted of the following as of December 31:

	2009	2008
	(in thousands)
Revolving line of credit (matures November 2012)	$225,000	$257,000
Convertible debt (matures September 2014)	167,109	—

Long-term debt	$392,109	$257,000

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

The Amended and Restated Credit Agreement does not modify the amount of the $400.0 million revolving credit facility (the “Revolving Facility”) that was provided for in the Original Credit Agreement, provided that the provision of the Original Credit Agreement that allowed us to increase the size of the Revolving Facility by up to $50.0 million (subject to obtaining commitments from lenders for such increase) was deleted in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement did not modify the interest rates or commitment fees that apply to the Revolving Facility. The Revolving Facility matures on November 20, 2012.

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

As of December 31, 2009, our outstanding revolving line of credit balance was $225.0 million. As a part of the amendment in February 2009, our Redbox subsidiary became a guarantor of our credit facility debt and Redbox financial results are included in our debt covenant calculation requirement. As of December 31, 2009 we were in compliance with all covenants.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

We have separately accounted for the liability and the equity component of the Notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. As our Notes are not actively traded in the market at the time of issuance fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements. Upon issuance, we recorded a liability of $165.2 million based on the estimated fair value of the Notes and the residual of $34.8 million was recorded to equity. The transaction costs of $6.7 million directly related to the issuance were proportionally allocated to the liability and equity components. The total we recorded to equity upon issuance was $20.1 million after a deferred tax liability of $13.5 million and $1.2 million of transaction costs. As of December 31, 2009, the fair value of our Notes was approximately $167.1 million, the carrying value of our Notes was $167.1 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. The unamortized debt discount as of December 31, 2009 was $32.9 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $2.3 million in interest expense in 2009 related to the contractual interest coupon of the Notes. We recorded $1.9 million in non-cash interest expense in 2009 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $6.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

The Notes are not redeemable at our election prior to maturity, but are subject to repurchase by us at the option of the holders following a fundamental change at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change purchase date. The fundamental change includes i) any person acquires the beneficial ownership of us and entitles to exercise 50% or more of the total voting power of our capital stocks; ii) certain merger and combination transactions; iii) substantial turnover of our Board of Directors; iv) stockholders’ approval of the liquidation and dissolution of us; v) termination of Trading, defined as our common stock’s trading on the security exchange market.

Net proceeds of the Notes were used to pay off our $87.5 million term loan under its senior secured credit facility and to pay down $105.8 million of the outstanding amount under our $400 million revolving line of credit under our senior secured credit facility. We recorded $1.1 million in early retirement of debt expense in the consolidated statements of operations for the year ended December 31, 2009 related to the write-off of deferred financing costs associated with the term loan.

The Notes are the general senior unsecured obligations of the Company and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The Notes will be structurally subordinated to all existing and future indebtedness incurred by the Company’s subsidiaries (including trade payables and guarantees under the Company’s senior secured credit facility provided by certain of the Company’s subsidiaries), and will be effectively subordinated to any of the Company’s secured indebtedness (including capital leases) to the extent of the value of the Company’s assets that secure such indebtedness.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Interest rate swap

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30, Cash Flow Hedges. As of December 31, 2009, the cumulative change in the fair value of the swaps, which was $5.4 million, was recorded in other comprehensive income, net of tax of $2.1 million, with the corresponding adjustment to other accrued liabilities in our Consolidated Financial Statements. We reclassify a corresponding amount from accumulated other comprehensive income to the Consolidated Statement of Operations as the interest payments are made. The estimated losses in accumulated other comprehensive income of approximately $4.6 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statement of Operations representing the amount of hedge ineffectiveness is inconsequential. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of December 31, 2009, included in current and long-term debt in our Consolidated Balance Sheets was debt associated with the Rollout Agreement of $17.6 million.

NOTE 9: COMMITMENTS

Lease commitments: Our corporate administrative, marketing and product development facility is located in a 46,070 square foot facility in Bellevue, Washington, under a lease that expires December 31, 2019. Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 66,648 square feet, and these premises are under a lease that will expire upon the commencement date of a new lease. On December 23, 2009, Redbox executed a lease for office space in Oakbrook Terrace, Illinois. The lease is anticipated to commence on August 1, 2010 and provides for a term of approximately 11 years. Redbox will rent 136,925 square feet under the new lease. Over the term, Redbox is expected to pay aggregate rental fees of approximately $28 million (including certain rent abatement terms), and will be responsible for certain tax, construction and operating costs associated with the rented space. In addition, Redbox under certain circumstances will have the ability to extend the lease for a five-year period, rent additional office space under a right of first offer and refusal, and terminate the lease after six years.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

We have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 36 to 96 months at imputed interest rates that range from 2.0% to 10.0%.

We have entered into certain DVD kiosk transactions which are accounted for as capital leases. During the third quarter of 2009, we entered into $30.4 million in additional capital lease obligations, of which $22.0 million were equipment sale leaseback arrangements with General Electric Capital Corporation and Cobra Capital LLC. Under the sale leaseback agreements, DVD kiosks were sold for $10.0 million and $12.0 million and concurrently, we leased the kiosks back for the same amount with interest rates of 9.2% and 7.4%, respectively, payable in monthly installments for 36 and 20 months. The transactions have been treated as financing arrangements, are accounted for as capital leases, and the kiosks remain on our books and continue to be depreciated.

Assets under capital lease obligations aggregated $104.4 million and $84.5 million, net of $39.1 million and $31.0 million of accumulated amortization, as of December 31, 2009 and 2008, respectively.

A summary of our minimum lease obligations as of December 31, 2009 is as follows:

	Capital Leases	Operating Leases*
	(in thousands)
2010	$29,553	$8,776
2011	19,664	7,393
2012	6,982	5,366
2013	737	4,513
2014	442	4,795
Thereafter	—	27,009

Total minimum lease commitments	57,378	$57,852

Less amounts representing interest	(4,656)

Present value of lease obligation	52,722
Less current portion	(26,396)

Long-term portion	$26,326

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense on our operating leases was $8.8 million, $6.6 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Purchase commitments: We have entered into certain miscellaneous purchase agreements, which result in total purchase commitments of $4.4 million as of December 31, 2009 and $4.6 million as of December 31, 2008.

Letters of credit: As of December 31, 2009, we had five irrevocable standby letters of credit that totaled $40.8 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of December 31, 2009, no amounts were outstanding under these standby letter of credit agreements. Included in the December 31, 2009 balance was a $28.0 million letter of credit to Paramount as part of the Paramount Agreement (see discussion below) that expired January 31, 2010. As of January 31, 2010, our letters of credit balance was reduced to $12.8 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

DVD license agreements:

Sony agreement

On July 17, 2009, Our Redbox subsidiary entered into a copy depth license agreement (the “Sony Agreement”) with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $487.0 million during the term of the Sony Agreement, which is expected to last from July 1, 2009 until September 30, 2014. However, at Sony’s discretion, the Sony Agreement may expire earlier on September 30, 2011. Of the $487.0 million, approximately $455.4 million is committed beyond December 31, 2009. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the Sony Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock. As of December 31, 2009, 19,335 shares were vested and the remaining shares will be vested in the next 4.6 years according to the Sony Agreement. In 2009, we recorded share-based payment expense of $1.4 million related to the Sony Agreement to direct operating expenses in the Consolidated Statements of Operations and the estimated unvested expense of $4.1 million at December 31, 2009 is expected to be recognized over the next 4.6 years.

Under the Sony Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the United States. Under the Sony Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Sony Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Lionsgate agreement

On August 10, 2009, our Redbox subsidiary entered into a Home Video Lease Output Agreement (the “Lionsgate Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). Redbox estimates that it will pay Lionsgate approximately $160.0 million during the term of the Lionsgate Agreement, which is expected to last from September 1, 2009 until August 31, 2014. However, at Lionsgate’s discretion, the Lionsgate Agreement may expire earlier on August 31, 2011. Of the $160.0 million, approximately $159.5 million is committed beyond December 31, 2009.

Under the Lionsgate Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. Under the Lionsgate Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Lionsgate Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Paramount agreement

On August 25, 2009, our Redbox subsidiary entered into a revenue sharing license agreement (the “Paramount Agreement”) with Paramount Home Entertainment Inc. (“Paramount”) that originally ran from August 25, 2009, through December 31, 2009 (the “Initial Term”). On December 10, 2009, Redbox and Paramount agreed to modify the Paramount Agreement to, among other things, extend the Initial Term of the Paramount Agreement from December 31, 2009 to June 30, 2010 (the “New Initial Term”). During the New Initial Term and prior to June 15, 2010, Paramount has the unilateral right to extend the term of the Paramount Agreement to December 31, 2014 (the “Extended Term”). If Paramount does agree to the Extended Term, at Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. Redbox estimates that it would pay Paramount approximately $494.0 million during the Initial Term, the New Initial Term and the Extended Term. Redbox estimates that it would pay Paramount $56.0 million during the Initial Term and New Initial Term. Coinstar also provided a $28.0 million letter of credit to Paramount, which took effect October 1, 2009 and terminated January 31, 2010. The letter of credit was replaced with a Coinstar guarantee to Paramount of up to $25 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Under the Paramount Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the United States. Under the Paramount Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Paramount Agreement as the initial date on which the movies are distributed on a rental basis to the general public for home entertainment purposes, whether on a rental or sell-through basis.

NOTE 10: EQUITY

Treasury stock: Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. Subsequent to November 20, 2007 and as of December 31, 2009, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $25.8 million bringing the total authorized for purchase under our credit facility to $50.8 million. After taking into consideration our share repurchases of $6.6 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility is $44.2 million as of December 31, 2009, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of December 31, 2009, this authorization allowed us to repurchase up to $40.4 million of our common stock.

NOTE 11: STOCK-BASED COMPENSATION PLANS

Stock-based compensation: Stock-based compensation is accounted for in accordance with the provisions of FASB ASC 718, Stock Compensation. Under FASB ASC 718, the fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period.

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Year Ended December 31,
	2009	2008	2007
Expected term (in years)	3.7	3.7	3.7
Expected stock price volatility	40%	35%	41%
Risk-free interest rate	1.6%	2.5%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%
Estimated fair value per option granted	$9.49	$9.62	$10.91

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Stock-based compensation expense	$7,671	$6,597	$6,421
Related deferred tax benefit	2,338	1,845	1,700

Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”) and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 years. Shares of common stock are issued upon exercise of stock options. We have reserved a total of 0.8 million shares of common stock for issuance under the 2000 Plan and 8.7 million shares of common stock for issuance under the 1997 Plan.

Under the terms of our Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan, the board of directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors. We have reserved a total of 0.3 million shares of common stock for issuance under the Non-Employee Directors’ Stock Option Plan.

At December 31, 2009, there were 4.5 million shares of unissued common stock reserved for issuance under all the stock plans, of which 2.1 million shares were available for future grants.

The following table presents a summary of the stock option activity for the years ended December 31:

	2009		2008		2007
	Shares (in thousands)	Weighted average exercise price	Shares (in thousands)	Weighted average exercise price	Shares (in thousands)	Weighted average exercise price
OUTSTANDING, Beginning of year	2,689	$25.24	2,668	$23.07	2,514	$21.52
Granted	775	29.67	529	32.23	503	30.09
Exercised	(749)	22.09	(443)	20.19	(224)	19.88
Cancelled, expired or forfeited	(307)	29.95	(65)	27.47	(125)	26.05

OUTSTANDING, End of year	2,408	27.04	2,689	25.24	2,668	23.07

EXERCISABLE, End of year	1,368	24.65	1,722	22.47	1,825	21.29

As of December 31, 2009, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.9 million. This expense is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 31, 2009, the weighted average remaining contractual term for options outstanding and options exercisable was 3.6 years and 3.3 years, respectively. As of December 31, 2009, the aggregate intrinsic value for options outstanding and options exercisable was $6.1 million and $6.0 million, respectively. During the year ended December 31, 2009, the total intrinsic value of stock options exercised was approximately $8.4 million.

Restricted stock awards: Restricted stock awards are granted to certain officers and non-employee directors under the 1997 Plan, which vests annually over four years and one year, respectively. The restricted share units

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

require no payment from the grantee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period. Compensation expense related to restricted stock awards totaled approximately $3.8 million, $1.5 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related deferred tax benefit for restricted stock awards expense was approximately $1.5 million, $0.9 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $3.8 million. This expense is expected to be recognized over a weighted average period of approximately 1.5 years. During the year ended December 31, 2009, the total fair value of restricted stock awards vested was approximately $2.6 million.

The following table presents a summary of restricted stock award activity for the years ended December 31:

	2009		2008		2007
	Shares (in thousands)	Weighted average grant date fair value	Shares (in thousands)	Weighted average grant date fair value	Shares (in thousands)	Weighted average grant date fair value
NON-VESTED, Beginning of year	135	$30.36	105	$28.25	70	$24.30
Granted	207	29.12	91	33.67	69	30.48
Vested	(92)	25.86	(55)	28.85	(28)	24.03
Forfeited	(49)	30.02	(6)	32.96	(6)	27.52

NON-VESTED, End of year	201	23.70	135	30.36	105	28.25

NOTE 12: INCOME TAXES

The components of income from continuing operations before income taxes and non-controlling interest were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
United States operations	$54,576	$61,804	$55,258
Foreign operations	(6,363)	(10,013)	(10,344)

Total income before taxes	$48,213	$51,791	$44,914

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The components of income tax expense were as follows:

	December 31,
	2009	2008	2007
	(in thousands)
Current:
United States federal	$2,411	$4,543	$540
State and local	432	1,545	1,752
Foreign	1,613	948	(77)

Total current	4,456	7,036	2,215
Deferred:
United States federal	$12,912	$9,464	$18,502
State and local	2,747	2,196	2,475
Foreign	(1,165)	(406)	(1,074)

Total deferred	14,494	11,254	19,903

Total tax expense	$18,950	$18,290	$22,118

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes. A reconciliation of the difference follows:

	December 31,
	2009	2008	2007
U.S. federal tax expense at the statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal impact	4.0%	3.5%	4.8%
Incentive stock options	0.5%	1.4%	1.2%
Non-controlling interest	-2.6%	-9.8%	0.0%
Loss from disregarded foreign entities	-3.2%	-0.5%	-0.6%
Research and development credit	-0.4%	-0.9%	-0.1%
Change in valuation allowance for deferred tax asset	4.6%	6.4%	4.3%
Foreign rate differential	0.9%	1.4%	1.1%
Other	0.5%	-1.2%	3.5%

	39.3%	35.3%	49.2%

FASB ASC 740-10-25 provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The tax benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation provides guidance on derecognition, classification, interest and penalties, as well as disclosure requirements in the financial statements of uncertain tax positions.

As of December 31, 2009 and 2008, we identified $1.8 and $1.2 million, respectively of unrecognized tax benefits which would affect our effective tax rate if recognized.

In accordance with our accounting policy, we recognize interest and penalties associated with uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, it was not necessary to accrue interest and

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards are sufficient to offset all unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2009
(in thousands)
Balance as of January 1, 2009	$1,200
Additions based on tax positions related to the current year	100
Additions for tax positions of prior years	500
Reductions for tax positions of prior years	—
Reductions as a result of lapse of applicable statute of limitations	—
Settlements	—

Balance as of December 31, 2009	$1,800

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

In determining our fiscal 2009, 2008 and 2007 tax provisions under FASB ASC 740, management determined the deferred tax assets and liabilities for each separate tax jurisdiction and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. The consolidated deferred tax asset valuation allowance was $9.9 million as of December 31, 2009. A valuation allowance has been recorded against U.S. state and foreign net operating losses as the negative evidence outweighs the positive evidence that those deferred tax assets will more likely than not be realized. The net change in the valuation allowance during the years ended December 31, 2009, 2008 and 2007 was $3.0 million, $4.4 million and $2.1 million, respectively.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(in thousands )
Deferred tax assets:
Tax loss carryforwards	$116,013	$34,838
Credit carryforwards	8,197	8,052
Accrued liabilities and allowances	11,914	7,806
Stock compensation	4,167	3,771
Intangible assets	52,045	—
Other	3,810	2,800

Gross deferred tax assets	196,146	57,267
Less valuation allowance	(9,929)	(6,897)

Total deferred tax assets	186,217	50,370

Deferred tax liabilities:
Property and equipment	(61,857)	(27,524)
Intangible assets	—	(11,767)
Minority interest	—	(11,932)
Convertible debt interest	(12,832)	—

Total deferred tax liabilities	(74,689)	(51,223)

Net deferred tax (liabilities) assets	$111,528	$(853)

As of December 31, 2009, deferred tax assets relating to income tax loss carryforwards included approximately $277.5 and $273.0 million reflecting the benefit of $97.1 million and $11.0 million of U.S. federal and state income tax net operating losses respectively. Deferred tax assets relating to U.S. federal income tax net operating losses will expire between 2022 and 2029. Deferred tax assets relating to U.S. state income tax net operating losses will expire between 2012 and 2029. Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009.

As of December 31, 2009, we have income tax net operating loss carryforwards related to our international operations of approximately $30.4 million reflecting the benefit of $7.9 million which have an indefinite life.

As of December 31, 2009, we recorded U.S. federal tax credits of $8.2 million. The tax credits consist of $1.5 million of foreign tax credits that expire from the years 2016 to 2019, $2.2 million of research and development tax credits including a reserve of ($0.6) million that expires from the years 2011 to 2030, and $4.5 million of alternative minimum tax credits which do not expire.

In 2006, the indefinite reversal criteria of Accounting Principle Board Opinion No. 23, Accounting for Income Taxes—Special Areas (“APB 23”), now known as ASC 740-30, in which the earnings of our foreign operations, excluding Canada, are permanently reinvested outside of the United States was met. As such, U.S. deferred taxes will not be provided on these earnings.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The income tax benefit from stock option exercises in excess of the amounts recognized in the Consolidated Statements of Operations was approximately zero in 2009 and 2008, and approximately $0.6 million in 2007.

NOTE 13: NET INCOME (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(in thousands )
Numerator:
Income from continuing operations	$29,263	$33,501	$22,796
Income (loss) from discontinued operations, net of tax	28,007	(4,953)	(45,049)

Net income (loss)	57,270	28,548	(22,253)
Less: Net income attributable to non-controlling interests	(3,627)	(14,436)	—

Net income (loss) attributable to Coinstar, Inc	$53,643	$14,112	$(22,253)

Denominator:
Weighted average shares for basic calculation	30,152	28,041	27,805
Incremental shares from employee stock options and awards	362	423	—

Weighted average shares for diluted calculation	30,514	28,464	27,805

For the years ended December 31, 2009, 2008 and 2007, options and restricted stock awards totaling 1.4 million, 1.1 million, and 0.8 million shares of common stock, respectively, were excluded from the computation of net income per common shares because their impact would be antidilutive. For 2009, no shares related to the conversion feature of our convertible debt were included in the calculation of earnings per share because the average price of our common stock remained below the initial conversion price on the convertible debt of $40.29.

NOTE 14: RETIREMENT PLAN

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the 4th and 5th percent. Additionally, all participating employees are 100% vested for all Coinstar matched contributions. We contributed $1.1 million, $1.1 million and $1.1 million to the plan for the years ended December 31, 2009, 2008

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

and 2007, respectively. Our Redbox subsidiary also sponsors a separate 401(k) plan, and contributes to the plan matching 25% of employee contributions up to 4% of their compensation. Matching contributions for the Redbox 401(k) plan were $0.5 million in 2009 and $0.3 million in 2008.

NOTE 15: BUSINESS SEGMENT INFORMATION

FASB ASC 280, Segment Reporting, requires that companies report separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). In early 2008, we assessed our business segments due to changes in our business and product lines as well as our organizational structure. We redefined our business segments from North America and International to Coin and Entertainment services, DVD services, Money Transfer services and E-payment services. With the sale of the Entertainment Business on September 8, 2009 we now report Coin services as its own segment. The amounts shown below for revenue and income exclude the Entertainment Business for all periods presented. The amounts shown for assets include both Coin and Entertainment assets for the periods prior to the sale of Entertainment. The following table demonstrated our revenues by product lines:

	Year Ended December 31,
	2009	2008		2007
	(in thousands)
Revenue:
Coin services	$258,839	$261,303		$250,876
DVD services	773,511	388,453	*	9,530	*
Money transfer services	87,656	87,424		24,155
E-payment services	24,785	24,501		22,824

Consolidated revenue	$1,144,791	$761,681		$307,385

*	DVD services revenue above for 2008 does not include $11.0 million for the period January 1, 2008 through January 17, 2008 and $134.1 million for 2007 when we did not consolidate the operating results of Redbox.

Operating costs included in our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. In addition, our CEO manages our business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment operating income (loss) from continuing operations before depreciation and amortization, stock compensation expense and share-based payments (“segment operating income (loss)”). We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss), and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments. Stock-based compensation expense, share-based payments, and depreciation and amortization expenses are not allocated to our four operating segments.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

The following table summarizes our income from operations, by segment, for the period indicated:

	Year Ended December 31,
	2009	2008
	(in thousands)
Operating income before depreciation/amortization and stock-based compensation/share-based payments:
Coin services	$88,614	$92,976
DVD services	128,283	72,273
Money transfer services	(19,142)	(11,594)
E-payment services	(4,562)	1,195

Subtotal	193,193	154,850
Depreciation/amortization and stock-based compensation/share-based payments:
Depreciation, amortization and other	(99,770)	(69,675)
Stock-based compensation and share-based payments	(9,081)	(8,811)

Subtotal	(108,851)	(78,486)

Consolidated income from operations	$84,342	$76,364

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Total assets:
Coin services	$509,144	$473,256
DVD services	491,818	378,092
Money transfer services	117,636	105,645
E-payment services	43,007	35,963
Unallocated corporate assets	61,194	73,758

Consolidated assets	$1,222,799	$1,066,714

The table above includes assets associated with the Entertainment Business within “Coin services” of $67.1 million as of December 31, 2008. Entertainment assets are not included as of December 31, 2009 as the Entertainment Business was sold on September 8, 2009. Unallocated assets in the table above include cash and cash equivalents.

	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Total goodwill, by segment, for the period indicated:
Coin services	$156,351	$156,351
DVD services	111,399	111,399
Money transfer services	7,713	13,602
E-payment services	9,039	9,039

Consolidated goodwill	$284,502	$290,391

In 2009, the goodwill carrying amount decreased by $5.9 million for our Money Transfer services, resulting from an impairment charge of $7.4 million offset by a minor acquisition of a money transfer business in Greece

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

in the amount of $1.0 million as well as the translation of goodwill due to the fluctuation of foreign exchange in the amount of $0.5 million. The carrying amount of goodwill for the other three segments remains unchanged from 2008.

The impairment charge of $7.4 million was the result of several factors, including but not limited to a challenging economic environment and related increases in operating losses. As the estimated fair value of our Money Transfer services derived from the market price was below its carrying amount, it indicated a potential impairment of goodwill. We performed further analysis, which revealed the carrying amount of goodwill was exceeding its implied goodwill by $7.4 million, resulting in an impairment charge in the fourth quarter of 2009.

The following tables represent information by geographic area. North America includes the United States, Canada, Mexico and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue:
North America	$1,071,686	$693,934	$250,550
International	73,105	67,747	56,835

Total Revenue	$1,144,791	$761,681	$307,385

Net Income (loss) attributable to Coinstar, Inc.:
North America	$61,080	$25,222	$(13,059)
International	(7,437)	(11,110)	(9,194)

Total Net Income (loss) attributable to Coinstar, Inc	$53,643	$14,112	$(22,253)

	December 31, 2009	December 31, 2008	December 31, 2007
	(in thousands)
Total assets:
North America	$1,177,337	$1,025,362	$726,098
International	120,890	138,868	129,092
Intercompany eliminations	(75,428)	(97,516)	(86,617)

Total assets	$1,222,799	$1,066,714	$768,573

The table above includes assets associated with the Entertainment Business within the North America line of $67.1 million and $89.0 million as of December 31, 2008 and December 31, 2007, respectively. Entertainment assets are not included as of December 31, 2009 as the Entertainment Business was sold on September 8, 2009.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Our Coin, DVD, Money Transfer and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Year Ended December 31,
	2009	2008	2007
Wal-Mart Stores Inc	20.1%	13.3%	5.4%
Walgreen Co	10.6%	3.8%	3.5%
McDonald’s USA	9.0%	12.0%	0.0%
Supervalu	8.1%	10.2%	6.2%
The Kroger Company	5.9%	7.6%	16.9%

NOTE 16: CONTINGENCIES

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. The parties have selected arbitrators, and we advanced partial payment for the arbitration. In August 2007, we received ScanCoin’s statement of claim and we responded with our statement of defense in November 2007. ScanCoin seeks a declaration of ownership of over 70 of our patents and patent applications related to our coin-counting kiosks, as well as monetary damages of approximately 56 million Swedish kronor (estimated to be approximately $8 million at December 31, 2009), plus interest. The arbitration has been delayed until August 2010. We believe that ScanCoin’s claims against us are without merit and intend to defend ourselves vigorously in this arbitration. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. The case is stayed pending resolution of the arbitration.

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios Home Entertainment (“Universal Studios”) in the U.S. District Court for the District of Delaware. Redbox is alleging antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would prohibit us from receiving delivery of their DVD titles until several weeks following their release for sale. Redbox is seeking injunctive relief, declaratory relief, money damages, attorney’s fees and costs. In August 2009, the court ruled on Universal Studios’ motion to dismiss, upholding our right to proceed on the antitrust claim, but dismissing our claims for copyright misuse and tortious interference. Universal Studios filed its answer to our complaint in August 2009. Redbox also filed separate complaints against 20th Century Fox and Warner Home Video in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed complaints against 20th Century Fox and Warner Home Video, supplementing its original complaints with additional claims of tortious interference and unfair competition. 20th Century Fox has moved to dismiss our claims and asked for the case to be transferred to the U.S. District Court for the Central District of California. Pursuant to the terms of the Warner Agreement discussed in Note 20, on February 16, 2010, Redbox dismissed its complaint against Warner Home Video with prejudice.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois, and has moved to dismiss the plaintiff’s claims. The plaintiff opposes the motion to dismiss, and has asked for the case to be remanded to Illinois state court. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

In 2005, Apparel Sales, Inc. (“ASI”) filed an action against one of our E-Payment services subsidiaries, CellCards of Illinois, LLC (“CellCards”) in the Circuit Court of Cook County, Illinois. The complaint was later amended to add Coinstar, Inc. as a defendant. ASI sought monetary damages for commissions allegedly owed to ASI under a 2003 agreement ASI entered into with CellCards. On February 19, 2010, we settled all of ASI’s claims for $4.0 million, and ASI has agreed to dismiss its complaint with prejudice. Of the $4.0 million settlement expense, $0.5 million was previously accrued for and $3.5 million was included in the “Proxy, write-off of acquisition costs, and litigation settlement” line item in the Consolidated Statement of Operations for the year ended December 31, 2009.

NOTE 17: RELATED PARTY AND OTHER TRANSACTIONS

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

NOTE 18: FAIR VALUE

The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. The fair value of our revolving line of credit approximates its carrying amount.

In 2008, we elected to defer the guidance of FAS 157, now incorporated within FASB ASC Subtopic 820-10, related to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The adoption of FAS 157 for our non-financial assets and non-financial liabilities did not have a material impact to our Consolidated Financial Statements.

FASB ASC Subtopic 820-10, guidance for fair value measurement and disclosure, establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

The following table presents our financial assets and liabilities that have been measured at fair value as of December 31, 2009 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of December 31, 2009
	Level 1	Level 2	Level 3
	(in thousands)
Revolving credit facility	—	$225,000	—
Convertible debt	—	$167,068	—
Cash and cash equivalents	$9,496	—	—
Interest rate swap liability	—	$5,374	—
Short-term investments	$85	—	—

The following table presents our financial assets and liabilities that have been measured at fair value as of December 31, 2008 and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value.

	Balance as of December 31, 2008
	Level 1	Level 2	Level 3
	(in thousands)
Revolving credit facility	—	$270,000	—
Cash and cash equivalents	$451	—	—
Interest rate swap liability	—	$7,466	—
Short-term investments	$371	—	—

Interest rate swap liability is included in Other accrued liabilities and Short-term investments is included in Prepaid expenses and other current assets in our Consolidated Balance Sheets.

NOTE 19: SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR CONTINUING OPERATIONS:
Cash paid during the period for interest	$27,970	$13,962	$18,232
Cash paid during the period for income taxes	1,332	3,636	3,480
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Non-cash consideration for purchase of Redbox non-controlling interest	$48,493	$—	$—
Underwriting discount and commissions on convertible debt	6,000	—	—
Purchase of vehicles financed by capital lease obligations	5,168	1,113	1,627
Purchase of kiosks financed by capital lease obligations	8,439	20,384	—
Accrued acquisition costs	—	10,000	1,051

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

NOTE 20: SUBSEQUENT EVENTS

Warner agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video (“Warner”), a division of Warner Bros. Home Entertainment Inc. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012.

Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Warner Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Warner on which the DVDs are initially made available on physical home video formats to consumers, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Warner Agreement, Redbox voluntarily dismissed its lawsuit against Warner relating to redbox’s access to Warner titles.