Form 10-Q
period 2010-03-31
COINSTAR INC
filed 2010-04-29
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2010
Common Stock, $0.001 par value	31,717,076

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,333	$61,280
Cash in machine or in transit	50,625	57,141
Cash being processed	67,700	73,875
Accounts receivable, net of allowance for doubtful accounts of $4,283 and $4,379 at March 31, 2010 and December 31, 2009, respectively	64,893	61,371
DVD library and inventory	93,478	104,367
Deferred income taxes	13,186	12,350
Prepaid expenses and other current assets	23,726	20,364

Total current assets	413,941	390,748
PROPERTY AND EQUIPMENT, NET	405,262	400,289
DEFERRED INCOME TAXES	95,217	99,195
OTHER ASSETS	17,966	17,172
INTANGIBLE ASSETS, NET	26,628	30,893
GOODWILL	282,788	284,502

TOTAL ASSETS	$1,241,802	$1,222,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$133,752	$118,918
Accrued payable to retailers and agents	137,814	131,103
Other accrued liabilities	87,591	91,413
Current portion of long-term debt	7,014	6,812
Current portion of capital lease obligations	25,253	26,396

Total current liabilities	391,424	374,642
LONG-TERM DEBT AND OTHER	409,305	409,423
CAPITAL LEASE OBLIGATIONS	21,261	26,326
DEFERRED TAX LIABILITY	17	17

TOTAL LIABILITIES	822,007	810,408

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.001 par value—Authorized, 45,000,000 shares; 33,435,772 and 33,002,865 issued and 31,509,691 and 31,076,784 shares outstanding at March 31, 2010 and December 31, 2009, respectively	411,654	406,333
Retained earnings	57,413	50,971
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(8,441)	(4,082)

Total stockholders’ equity	419,795	412,391

TOTAL LIABILITIES AND EQUITY	$1,241,802	$1,222,799

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	Three-Month Periods
	Ended March 31,
	2010	2009
REVENUE	$350,061	$238,768
EXPENSES:
Direct operating (1)	244,930	161,463
Marketing	4,187	5,101
Research and development	1,424	1,257
General and administrative	38,289	30,313
Depreciation and other (1) (2)	33,481	20,588
Amortization of intangible assets	1,893	1,951
Litigation settlement and write-off of acquisition costs	5,379	1,262

Income from operations	20,478	16,833
OTHER INCOME (EXPENSE):
Foreign currency loss and other, net	(557)	(162)
Interest income	17	108
Interest expense	(9,270)	(6,510)

Income from continuing operations before income taxes	10,668	10,269
Income tax expense	(4,226)	(2,960)

Income from continuing operations	6,442	7,309
Loss from discontinued operations, net of tax	—	(1,719)

Net income	6,442	5,590
Less: Net income attributable to non-controlling interests	—	(3,627)

NET INCOME ATTRIBUTABLE TO COINSTAR, INC.	$6,442	$1,963

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations attributable to Coinstar, Inc.	$0.21	$0.13
Basic loss per share from discontinued operations attributable to Coinstar, Inc.	—	(0.06)

Basic earnings per share attributable to Coinstar, Inc.	$0.21	$0.07

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations attributable to Coinstar, Inc.	$0.21	$0.13
Diluted loss per share from discontinued operations attributable to Coinstar, Inc.	—	(0.06)

Diluted earnings per share attributable to Coinstar, Inc.	$0.21	$0.07

WEIGHTED SHARES OUTSTANDING:
Basic	30,950	28,933
Diluted	31,217	29,212

(1)	“Direct operating” above excludes depreciation and other of $23.8 million and $17.3 million for the first quarters of 2010 and 2009, respectively.
(2)	“Depreciation and other” includes $6.4 million of loss from the disposition as well as the acceleration of depreciation of certain revenue generating kiosks in the first quarter of 2010.

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Three-Month Period Ended March 31, 2010

(in thousands, except share data)

(unaudited)

			Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Common Stock
	Shares	Amount
BALANCE, December 31, 2009	31,076,784	$406,333	$50,971	$(40,831)	$(4,082)	$412,391

Proceeds from exercise of stock options, net	136,097	2,335				2,335
Stock-based compensation expense	296,810	2,710				2,710
Shares issued for DVD agreement	—	592				592
Tax deficiency on stock-based compensation expense		(316)				(316)
Net income			6,442			6,442	$6,442
Foreign currency translation adjustments net of tax expense of $82					(4,799)	(4,799)	(4,799)
Interest rate hedges on long-term debt net of tax expense of $280					440	440	440

BALANCE, March 31, 2010	31,509,691	$411,654	$57,413	$(40,831)	$(8,441)	$419,795	$2,083

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three-Month Periods Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net income	$6,442	$5,590
Adjustments to reconcile net income to net cash provided (used) by operating activities from continuing operations:
Depreciation and other	33,481	20,588
Amortization of intangible assets and deferred financing fees	2,401	1,951
Write-off of acquisition costs	—	1,428
Non-cash stock-based compensation for employees	2,710	2,795
Share-based payments for DVD agreement	592	—
Excess tax benefit on share-based awards	(748)	(33)
Deferred income taxes	4,043	1,742
Loss from discontinued operations, net of tax	—	1,719
Non-cash interest on convertible debt	1,459	—
Other	108	235
Cash provided (used) by changes in operating assets and liabilities from continuing operations:
Accounts receivable	(6,163)	(8,982)
DVD library and inventory	10,885	(8,596)
Prepaid expenses and other current assets	(4,626)	(2,715)
Other assets	665	525
Accounts payable	9,238	(9,580)
Accrued payable to retailers and agents	8,952	(8,207)
Other accrued liabilities	(3,747)	(13,144)

Net cash provided (used) by operating activities from continuing operations	65,692	(14,684)
INVESTING ACTIVITIES:
Purchase of property and equipment	(32,351)	(35,980)
Proceeds from sale of fixed assets	38	93

Net cash used by investing activities from continuing operations	(32,313)	(35,887)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt	(8,696)	(5,838)
Net borrowings on credit facility	—	55,000
Financing costs associated with revolving line of credit and convertible debt	—	(1,905)
Cash used to purchase remaining non-controlling interests in Redbox	—	(10,083)
Excess tax benefit on share-based awards	748	33
Proceeds from exercise of stock options	2,227	418

Net cash (used) provided by financing activities from continuing operations	(5,721)	37,625
Effect of exchange rate changes on cash	(1,296)	(1,041)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED FROM CONTINUING OPERATIONS	26,362	(13,987)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	—	2,914
Investing cash flows	—	(1,223)
Financing cash flows	—	(933)

	—	758
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	26,362	(13,229)

CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	192,296	192,035

End of period	$218,658	$178,806

See Note 13 for supplemental cash flow information.

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin businesses. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our products and services also include money transfer services and electronic payment (“E-payment”) services. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations. We were incorporated in Delaware on October 12, 1993. As of March 31, 2010, we had an approximate total of:

Coin-counting kiosks	19,100
DVD kiosks	24,800
Money transfer services locations	52,000
E-payment point-of-sale terminals	25,000

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

Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments are difficult since matters that are inherently uncertain directly impact their valuation and accounting. Actual results may vary from management’s estimates and assumptions.

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

•

Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets under the caption “Cash in machine or in transit.” Our revenue represents the fee charged for coin-counting;

•	Money transfer revenue represents the commissions earned on a money transfer transaction and is recognized at the time the consumer completes the transaction; and

•	E-payment revenue is recognized at the point of sale based on our commissions earned, net of retailer fees.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30 as of March 31, 2010 and 2009. The cumulative change in the fair value of the swaps, which was $4.7 million, was recorded in other comprehensive income, net of tax of $1.8 million, with the corresponding adjustment to “Other accrued liabilities” in our Consolidated Financial Statements. We reclassify a corresponding amount from “Accumulated other comprehensive income” to “Interest expense” in the Consolidated Statements of Net Income as the interest payments are made. Estimated losses in accumulated other comprehensive income of approximately $4.7 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statements of Net Income representing the amount of hedge ineffectiveness was inconsequential. The term of the $75.0 million swap is through October 28, 2010. The term of the $150.0 million swap is through March 20, 2011. The following table provides information about our interest rate swaps:

	Balance sheet classification	Fair value
		March 31, 2010	December 31, 2009

		(in thousands)
Interest rate swap	Other accrued liabilities	$4,655	$5,374

Recent accounting pronouncements: In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Improving Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10 that requires new fair value disclosures and clarifies existing fair value disclosures required under FASB ASC 820-10. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new provisions within ASU 2010-06 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.

NOTE 2: PROPERTY AND EQUIPMENT

	March 31, 2010	December 31, 2009
	(in thousands)
Machines	$724,330	$694,904
Computers	34,638	34,948
Office furniture and equipment	13,677	13,137
Vehicles	11,965	11,629
Leasehold improvements	4,155	4,150

Property and equipment, at cost	788,765	758,768
Accumulated depreciation and amortization	(383,503)	(358,479)

Property and equipment, net	$405,262	$400,289

During the first quarter of 2010, we wrote off the carrying value of $3.2 million and $0.7 million for the first generation of our coffee kiosks and our DVDXpress branded kiosks, respectively. In addition, we adjusted the useful life of both types of kiosks, resulting in increased depreciation expense and other of $2.5 million.

NOTE 3: STOCK-BASED COMPENSATION PLANS AND SHARE BASED PAYMENTS

Stock-based compensation

Stock-based compensation is accounted for in accordance with the provisions of FASB ASC 718, Stock Compensation. Under FASB ASC 718, the fair value of stock awards is estimated at the date of grant using the Black-Scholes-Merton option valuation model. Stock-based compensation expense is reduced for estimated forfeitures and is amortized over the vesting period.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Three-Month Periods Ended March 31,
	2010	2009
Expected term (in years)	3.7	3.7
Expected stock price volatility	40%	38%
Risk-free interest rate	2.1%	1.4%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$9.63	$8.82

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

The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Stock-based compensation expense	$2,710	$2,795
Related deferred tax benefit	930	844

Stock options: Stock options are granted to employees under the 2000 Amended and Restated Equity Incentive Plan and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and expire after 5 or 10 years. Shares of common stock are issued upon exercise of stock options.

The following table presents a summary of the stock option activity for the three months ended March 31, 2010:

	Shares (in thousands)	Weighted average exercise price
OUTSTANDING, Beginning of year	2,408	$27.04
Granted	140	29.23
Exercised	(136)	21.57
Cancelled, expired or forfeited	(25)	28.74

OUTSTANDING, March 31, 2010	2,387	27.46

EXERCISABLE, March 31, 2010	1,443	25.64

As of March 31, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.3 million. This expense is expected to be recognized over a weighted average period of approximately 1.9 years. During the first quarter of 2010, the total intrinsic value of stock options exercised was approximately $1.1 million. At March 31, 2010, there were 4.0 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.6 million shares were available for future grants.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 3 or 4 years and one year, respectively. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period or based on performance conditions.

The following table presents a summary of the restricted stock award activity for the three months ended March 31, 2010:

	Shares (in thousands)	Weighted average grant date fair value
NON-VESTED, Beginning of year	201	$23.70
Granted	317	30.53
Vested	(80)	24.39
Forfeited	(1)	29.10

NON-VESTED, March 31, 2010	437	28.57

Compensation expense related to our restricted stock awards totaled approximately $1.8 million for the first quarter of 2010 compared with approximately $1.2 million for the first quarter of 2009. As of March 31, 2010 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $10.3 million. This expense is expected to be recognized over a weighted average period of approximately 2.0 years. During the first quarter of 2010 the total fair value of restricted stock awards vested was approximately $2.4 million.

Share-based payments

As part of a copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc., we granted Sony 193,348 shares of restricted stock. As of March 31, 2010, 19,335 shares were vested and the remaining shares will be vested in the next 4.3 years in accordance with our agreement with Sony. In the first quarter of 2010, we recorded share-based payment expense of $0.6 million related to the agreement with Sony to direct operating expenses in the Consolidated Statements of Net Income and the estimated unvested expense related to this agreement totaled $4.3 million at March 31, 2010.

NOTE 4: INCOME PER SHARE

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Numerator:
Income from continuing operations	$6,442	$7,309
Loss from discontinued operations, net of tax	—	(1,719)

Net income	6,442	5,590
Less: Net income attributable to non-controlling interests	—	(3,627)

Net income attributable to Coinstar, Inc.	$6,442	$1,963

Denominator:
Weighted average shares for basic calculation	30,950	28,933
Incremental shares from employee stock options and awards	267	279

Weighted average shares for diluted calculation	31,217	29,212

For the first quarter of 2010, options and certain restricted stock awards totaling approximately 1.3 million and 0.2 million shares of common stock, respectively, were excluded from the computation of earnings per common share because their impact would be antidilutive. For the first quarter of 2009, options and restricted stock awards totaling approximately 1.2 million and 0.1 million shares, of common stock, respectively, were excluded from the computation of earnings per common share because their impact would be antidilutive. For the first quarter of 2010, no shares related to the conversion feature of our convertible debt were included in the calculation of earnings per share because the average price of our common stock remained below the initial conversion price of $40.29 during the period.

NOTE 5: DISCONTINUED OPERATIONS

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. We have presented the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business under discontinued operations in our Consolidated Statements of Net Income for all periods presented. The cash flows related to our Entertainment Business have been separately disclosed in our Consolidated Statements of Cash Flows under the operating, investing, and financing positions attributable to our discontinued operations.

The following table sets forth the computation of loss from discontinued operations, net of tax for the periods indicated:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Loss from discontinued operations	$—	$(2,740)
Income tax benefit on discontinued operations	—	1,021
Loss from discontinued operations, net of tax	$—	$(1,719)

NOTE 6: BUSINESS SEGMENT INFORMATION

FASB ASC 280, Segment Reporting, requires that companies report separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). Our business segments include DVD services, Coin services, Money Transfer services, and E-payment services.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Revenue:
DVD services	$263,130	$154,697
Coin services	59,935	57,987
Money transfer services	21,425	19,931
E-payment services	5,571	6,153

Consolidated revenue	$350,061	$238,768

Our operating costs included in our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our four segments. We will continually evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. As a result of our decision to focus on automated retail as our core business, which includes DVD and Coin, we have made some changes within our organization to better serve these core businesses. As a result, we modified the methodology of allocating shared service costs in 2010 based on the relative revenue from our core businesses and made a determination not to allocate shared service costs to our Money Transfer and E-payment services due to the insignificant revenue of these segments as well as their self-sustained operating model. In addition, we have recast our 2009 shared service allocation using the current year methodology to provide a consistent and comparable year-over-year analysis.

In addition, our CEO manages our business by evaluating the financial results of the four operating segments, focusing primarily on segment revenue and segment operating income (loss) before depreciation, amortization and other, and stock compensation expense and share-based payments (“segment operating income (loss)”). We also review depreciation and amortization allocated to each segment. We utilize segment revenue and segment operating income (loss) because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income (loss) from continuing operations, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments.

The following table summarizes our income from operations, by segment for the periods indicated:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Operating income (loss) before depreciation/amortization and stock-based compensation/share-based payments:
DVD services	$44,834	$20,830
Coin services	14,334	21,995
Money transfer services	(1,665)	(2,261)
E-payment services	1,651	1,603

Subtotal	59,154	42,167
Depreciation, amortization and other	(35,374)	(22,539)
Stock-based compensation and share-based payments	(3,302)	(2,795)

Consolidated income from operations	$20,478	$16,833

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

The following table summarizes depreciation, amortization and other by segment for the periods indicated:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
DVD services	$22,171	$13,045
Coin services	10,510	7,105
Money transfer services	1,878	1,527
E-payment services	815	862

Depreciation, amortization and other	$35,374	$22,539

The following table summarizes total assets by segment for the periods indicated:

	March 31, 2010	December 31, 2009
	(in thousands)
Total assets:
DVD services	$482,638	$491,818
Coin services	510,456	509,144
Money transfer services	128,954	117,636
E-payment services	38,910	43,007
Unallocated corporate assets	80,844	61,194

Consolidated assets	$1,241,802	$1,222,799

Unallocated assets in the table above include cash and cash equivalents.

The following tables represent information by geographic area. North America includes the United States, Canada, Mexico, and Puerto Rico and International primarily includes the United Kingdom, Ireland and other European countries in which our money transfer subsidiary, Coinstar Money Transfer, operates.

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
Revenue:
North America	$332,633	$224,269
International	17,428	14,499

Total revenue	$350,061	$238,768

	March 31, 2010	December 31, 2009
	(in thousands)
Total assets:
North America	$1,226,344	$1,177,337
International	86,669	120,890
Intercompany eliminations	(71,211)	(75,428)

Total assets	$1,241,802	$1,222,799

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

Our DVD, Coin, Money Transfer, and E-payment services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Three-Month Periods Ended March 31,
	2010	2009
Wal-Mart Stores Inc.	19.6%	19.9%
Walgreen Co.	12.4%	8.2%
McDonald’s USA	7.0%	10.9%

NOTE 7: DVD LIBRARY AND INVENTORY

DVD library and inventory is comprised of DVDs held for rental and purchased items ready for resale.

DVDs are initially recorded at cost and are amortized to “Direct operating expense” in the Consolidated Statements of Net Income over an assumed useful life to their estimated salvage value. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs. The value of the DVD library was $87.2 million and $95.6 million as of March 31, 2010 and December 31, 2009, respectively.

Inventory, which is considered finished goods, is stated at the lower of cost or market. E-Payment services inventory was $6.3 million and $8.8 million as of March 31, 2010, and December 31, 2009, respectively. The cost of inventory includes mainly the cost of materials, and to a lesser extent, labor, overhead and freight. The cost for our E-payment services inventory is determined using the first-in first-out method.

NOTE 8: DVD LICENSE AGREEMENT

Warner agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video (“Warner”), a division of Warner Bros. Home Entertainment Inc. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012. Annual commitments under this agreement are expected to be $54.0 million in 2010 and $70.0 million in 2011.

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

NOTE 9: LONG TERM DEBT

	March 31, 2010	December 31, 2009
	(in thousands)
Revolving line of credit (matures November 2012)	$225,000	$225,000
Convertible debt (matures September 2014)	168,567	167,109

Long-term debt	$393,567	$392,109

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

We have separately accounted for the liability and the equity component of the Notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. As our Notes were not actively traded in the market at the time of issuance fair value was estimated using a discounted cash flow analysis, based on the borrowing rate for similar types of borrowing arrangements. Upon issuance, we recorded a liability of $165.2 million based on the estimated fair value of the Notes, and the residual of $34.8 million was recorded to equity. The transaction costs of $6.7 million directly related to the issuance were proportionally allocated to the liability and equity components. The total we recorded to equity upon issuance was $20.1 million after a deferred tax liability of $13.5 million and $1.2 million of transaction costs. As of March 31, 2010, the fair value of our Notes was approximately $173.4 million, the carrying value of our Notes was $168.6 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. The unamortized debt discount as of March 31, 2010 was $31.4 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $2.0 million in interest expense in the first quarter of 2010 related to the contractual interest coupon of the Notes. We recorded $1.5 million in non-cash interest expense in 2010 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $4.5 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

Letters of credit

As of March 31, 2010, we had four irrevocable standby letters of credit that totaled $12.8 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of March 31, 2010, no amounts were outstanding under these standby letter of credit agreements.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is five years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of March 31, 2010, debt associated with the Rollout Agreement of $16.0 million was included in current and long-term debt in our Consolidated Balance Sheets. As of March 31, 2010, included in “Other accrued liabilities” in our Consolidated Balance Sheets was accrued interest associated with the Rollout Agreement of $2.0 million.

NOTE 10: FAIR VALUE

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

FASB ASC Subtopic 820-10, guidance for fair value measurement and disclosure, establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active;

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

The following tables present our financial assets and liabilities that have been measured at fair value as of March 31, 2010 and 2009, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. We use a market approach as our valuation technique for items in the table.

	Balance as of March 31, 2010
	(in thousands)
	Level 1	Level 2	Level 3
Revolving credit facility	—	$225,000	—
Convertible debt	—	168,567	—
Cash and cash equivalents	$8,635	—	—
Interest rate swap liability	—	4,655	—
Short-term investments	85	—	—

	Balance as of December 31, 2009
	Level 1	Level 2	Level 3
	(in thousands)
Revolving credit facility	—	$225,000	—
Convertible debt	—	$167,068	—
Cash and cash equivalents	$9,496	—	—
Interest rate swap liability	—	$5,374	—
Short-term investments	$85	—	—

The interest rate swap liability is included in “Other accrued liabilities” and short-term investments is included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. The cash and cash equivalents amount above represents amounts invested in money market accounts.

NOTE 11: CONTINGENCIES

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. In April 2010, we agreed to pay ScanCoin $3.3 million, and in return, the parties agreed to a mutual release of all claims and to dismiss the Swedish arbitration and the U.S. case without prejudice. ScanCoin recognized Coinstar’s ownership of all patents and patent applications at issue in the arbitration. In addition, the parties granted each other mutual covenants not to sue on certain patents, and Coinstar provided ScanCoin a covenant not to sue on certain other patents in connection with certain of ScanCoin’s business and in a non-retail field of use. The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized on the basis of anticipation of a successful defense, was expensed during the first quarter of 2010 and is recorded in the line “Litigation settlement and write-off of acquisition costs” in the Consolidated Statements of Net Income.

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios Home Entertainment (“Universal Studios”) in the U.S. District Court for the District of Delaware. Redbox asserted antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would have prohibited us from receiving delivery of their DVD titles until several weeks following their release for sale. In August 2009, Redbox also filed separate complaints against 20th Century Fox and Warner alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed amended complaints against 20th Century Fox and Warner, supplementing its original complaints with additional claims of tortious interference and unfair competition. Pursuant to the terms of the Warner Agreement, on February 16, 2010 Redbox agreed to dismiss with prejudice its complaints against Warner. As discussed in Note 14 – Subsequent Events, pursuant to agreements with Universal Studios and 20th Century Fox, on April 22, 2010 Redbox agreed to dismiss with prejudice its complaints against Universal Studios and 20th Century Fox. See also Note 14.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. Redbox has moved to dismiss the plaintiff’s claims. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three-Month Periods Ended March 31, 2010 and 2009

(unaudited)

NOTE 12: PURCHASE OF REMAINING INTERESTS IN REDBOX

Effective on January 18, 2008, when we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. On February 26, 2009, we purchased the remaining outstanding interests of Redbox, and Redbox became a wholly-owned subsidiary of Coinstar at that time.

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information for the period indicated for our continuing operations:

	Three-Month Periods Ended March 31,
	2010	2009
	(in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION FOR CONTINUING OPERATIONS:
Cash paid during the period for interest	$3,889	$4,788
Cash paid during the period for income taxes	535	385
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Non-cash consideration for purchase of Redbox non-controlling interest	$—	$149,598
Purchase of vehicles financed by capital lease obligations	612	1,098

NOTE 14: SUBSEQUENT EVENTS

Universal Studios agreement

On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Universal Studios Agreement”) with Universal Studios Home Entertainment LLC (“Universal Studios”). Redbox estimates that it would pay Universal Studios approximately $82.8 million, during the term of the Universal Studios Agreement, which is expected to last from April 22, 2010 through April 21, 2012. Annual commitments under this agreement are expected to be $23.2 million in 2010, $42.7 million in 2011, and $16.9 million in 2012.

Under the Universal Studios Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Universal Studios Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Universal Studios on which the DVDs are initially made available to the general public, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Universal Studios Agreement, Redbox agreed to dismiss with prejudice its lawsuit against Universal Studios relating to Redbox’s access to Universal Studios titles.

20th Century Fox agreement

On April 22, 2010, our Redbox subsidiary entered into a disc output lease and rental agreement (the “Fox Agreement”) with 20th Century Fox Home Entertainment LLC (“Fox”). Redbox estimates that it would pay Fox approximately $394.5 million, during the term of the Fox Agreement, which is expected to last from April 22, 2010 through April 21, 2015. However, at Fox’s discretion, the Fox Agreement may expire earlier on April 21, 2013. Annual commitments under this agreement are expected to be $36.1 million in 2010, $69.6 million in 2011, $80.2 million in 2012, $84.8 million in 2013, $91.0 million in 2014, and 32.8 million in 2015.

Under the Fox Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Fox Agreement, Redbox will make the DVDs available for rental 28 days after the “retail street date,” the earliest date established by Fox on which the DVDs are initially made available to the general public, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Fox Agreement, Redbox agreed to dismiss with prejudice its lawsuit against Fox relating to Redbox’s access to Fox titles.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item IA of Part II of this Quarterly Report on Form 10-Q and in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin businesses. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our products and services also include money transfer services and electronic payment (“E-payment”) services. Our products and services can currently be found at more than 95,000 points of presence including supermarkets, drug stores, mass merchants, financial institutions, convenience stores, restaurants, and money transfer agent locations.

Recent event

Warner agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video (“Warner”), a division of Warner Bros. Home Entertainment Inc. Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012. Annual commitments under this agreement are expected to be $54.0 million in 2010 and $70.0 million in 2011.

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

Subsequent events

Universal Studios agreement

On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Universal Studios Agreement”) with Universal Studios Home Entertainment LLC (“Universal Studios”). Redbox estimates that it would pay Universal Studios approximately $82.8 million, during the term of the Universal Studios Agreement, which is expected to last from April 22, 2010 through April 21, 2012. Annual commitments under this agreement are expected to be $23.2 million in 2010, $42.7 million in 2011, and $16.9 million in 2012.

Under the Universal Studios Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Universal Studios Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Universal Studios on which the DVDs are initially made available to the general public, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Universal Studios Agreement, Redbox agreed to dismiss with prejudice its lawsuit against Universal Studios relating to Redbox’s access to Universal Studios titles.

20th Century Fox agreement

On April 22, 2010, our Redbox subsidiary entered into a disc output lease and rental agreement (the “Fox Agreement”) with 20th Century Fox Home Entertainment LLC (“Fox”). Redbox estimates that it would pay Fox approximately $394.5 million, during the term of the Fox Agreement, which is expected to last from April 22, 2010, through April 21, 2015. However, at Fox’s discretion, the Fox Agreement may expire earlier on April 21, 2013. Annual commitments under this agreement are expected to be $36.1 million in 2010, $69.6 million in 2011, $80.2 million in 2012, $84.8 million in 2013, $91.0 million in 2014, and $32.8 million in 2015.

Under the Fox Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Under the Fox Agreement, Redbox will make the DVDs available for rental 28 days after the “retail street date,” the earliest date established by Fox on which the DVDs are initially made available to the general public, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Fox Agreement, Redbox agreed to dismiss with prejudice its lawsuit against Fox relating to Redbox’s access to Fox titles.

Management of Business Segments

Our business segments include DVD services, Coin services, Money Transfer services, and E-payment services:

•

DVD services – We offer self-service DVD rentals through 24,800 kiosks where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass merchants, drug stores, restaurants, and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees. DVD services revenue is generated primarily through fees charged to rent or purchase a DVD.

•

Coin services – We offer self-service coin-counting services. We own and service all of our coin-counting kiosks, providing a convenient and trouble-free service to retailers. We own and operate more than 19,100 coin-counting machines in the United States, Canada, Puerto Rico, Ireland, and the United Kingdom (approximately 12,600 of which are E-payment enabled). Coin-counting revenue is generated through transaction fees from our consumers and retailers.

•

Money Transfer services – We offer money transfer services globally, with a network of 52,000 locations across 140 countries. Our money transfer services provide an easy to use, reliable and cost-effective way to send money around the world. We generate revenue primarily through commissions earned on money transfer transactions.

•

E-payment services – We offer E-payment services, including activating and reloading value on prepaid wireless accounts, selling stored value cards, loading and reloading prepaid debit cards and prepaid phone cards, and selling prepaid phones. We offer various E-payment services in the United States and the United Kingdom through 25,000 point-of-sale terminals, 300 stand-alone E-payment kiosks and 12,600 E-payment-enabled coin-counting machines in supermarkets, drugstores, universities, shopping malls, and convenience stores. We generate revenue primarily through commissions or fees charged per E-payment transaction and pay our retailers a fee based on commissions earned on the sales of E-payment services.

We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income (loss) from continuing operations before depreciation, amortization and other, and stock compensation expense and share-based payments (“segment operating income (loss)”). Segment operating income (loss) contains the internally allocated costs including the shared service functions, which consist primarily of corporate executive management, sales, finance, legal, human resources, and information technology. We also review depreciation and amortization allocated to each segment.

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

As a result of our decision to focus on automated retail as our core business, which includes DVD and Coin, we have made some changes within our organization to better serve these core businesses. As a result, we modified the methodology of allocating shared service costs in 2010 based on the relative revenue from our core businesses and made a determination not to allocate shared service costs to our Money Transfer and E-payment services due to the insignificant revenue of these segments as well as their self-sustained operating model. In addition, we have recast our 2009 shared service allocation using the current year methodology to provide a consistent and comparable year-over-year analysis.

See Note 6 of the Consolidated Financial Statements for additional information regarding business segments.

Strategy

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong consumer relationships by providing valuable self-service products and services in convenient locations. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources.

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

Purchase of the remaining non-controlling interests in Redbox

Effective on January 18, 2008, when we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%, we began consolidating Redbox’s financial results into our Consolidated Financial Statements. On February 26, 2009, we purchased the remaining outstanding interests of Redbox. Redbox is now a wholly-owned subsidiary of Coinstar.

Results of Operations

Summary of operating results

Total revenue/Total operating income

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Total consolidated revenue	$350.1	$238.8	$111.3	46.6%
Total consolidated income from operations	$20.5	$16.8	$3.7	22.0%
Income from operations as a % of Total Revenue	5.9%	7.0%

The increase in our total consolidated revenue for the first quarter of 2010 compared with the first quarter of 2009 was driven primarily by our DVD services segment which accounted for $108.5 million of the change as a result of an increase in the number of DVD installed kiosks in our retailers’ locations as well as increased rentals from our existing installed kiosks. The number of our DVD kiosks installed was 24,800 at March 31, 2010, representing a net increase of 9,400 kiosks from March 31, 2009. In addition, same store sales for our DVD services segment grew by approximately $31.0 million, or 21% and net revenue per transaction increased to $2.16 in the first quarter of 2010 compared with $2.01 during the prior year quarter.

The increase in our consolidated income from operations for the first quarter of 2010 compared to the first quarter of 2009 was driven primarily by the favorable results from our net segment operating income of $16.9 million, of which $24.0 million of the increase was provided by our DVD services segment, offset by the increase in depreciation, amortization and other of $12.8 million. This increase of depreciation, amortization and other was primarily due to the increase in installations of DVD kiosks, $3.2 million of increased depreciation and amortization expense resulting from a change in the estimated useful lives of certain DVDXpress kiosks, and $3.2 million in disposal costs of coffee kiosks during the period. Our segment operating income and depreciation, amortization and other is discussed individually for each segment below.

Adjusted earnings, before interest, taxes, depreciation and amortization, and other from continuing operations (“adjusted EBITDA from continuing operations”), a non-GAAP measure, totaled $58.6 million for the first quarter of 2010, compared with $42.0 million for the first quarter of 2009. Adjusted EBITDA from continuing operations increased during the current year quarter primarily due to the year-over-year increases in consolidated revenue and segment operating income. Income from continuing operations, the comparable GAAP measure to adjusted EBITDA from continuing operations, totaled $6.4 million in the first quarter of 2010 compared with $7.3 million in the first quarter of 2009. The decrease is due to lower tax expense in the first quarter of 2009 as the effective tax rate in 2009 was impacted by the amount of non-controlling interest income attributable to non-tax paying entities represented in the consolidated financial statements. See “Non-GAAP Financial Measures” section below for our definition of adjusted EBITDA from continuing operations and a reconciliation of adjusted EBITDA from continuing operations to income from continuing operations.

Segment Revenue/Operating income (loss)/Depreciation, amortization and other

DVD services

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
DVD services revenue	$263.2	$154.7	$108.5	70.1%
DVD services operating income	$44.8	$20.8	$24.0	115.4%
Operating income as a % of segment revenue	17.0%	13.4%

The increase in DVD services revenue for the first quarter of 2010 compared with the first quarter of 2009 was primarily driven by the increase in the number of rentals resulting from new kiosk placements. Also contributing to the growth in DVD revenue was an increase in the volume of rentals from existing installed kiosks with same store sales growing by approximately $31.0 million, or 21%, as well as an increase in net revenue per transaction to $2.16 in the first quarter of 2010 compared with $2.01 during the prior year quarter.

The DVD services segment operating income increased for the first quarter of 2010 as compared with the prior year quarter reflecting the favorable impact of the growth in segment revenue, offset in part by the DVD product costs required to support the increased rental transactions, declines in DVD salvage values, higher costs associated with purchasing certain DVD titles from alternative procurement sources, and increased general and administration expenses to sustain the growth of the segment.

We acquire our DVD content from three primary sources: through direct supply agreements with certain studios, through third party distributors, and from purchases made through third party retailers by our field team. Our direct supply agreements with studios provide for a lower initial product cost than a purchase from a distributor; however, we typically cannot re-sell this product at the end of its rental term resulting in no salvage value. Some of the direct supply agreements provide that a percentage of the rental revenue be shared with the movie studios. The value of DVDs procured through direct supply agreements with movie studios comprised 78% and 25% of the total value of DVD purchases during the first quarter of 2010 and 2009, respectively.

If we do not have a direct supply agreement with a movie studio, we may purchase the DVD contents from distributors. These purchases are at a higher initial product cost than the direct supply agreements with movie studios; however, we can attempt to re-sell the product at the end of its rental term. Over the last two years, we have experienced steady declines in the salvage values of product purchased from distributors. The value of DVDs procured through purchases from distributors comprised 13% and 73% of the total value of DVD purchases during the first quarter of 2010 and 2009, respectively.

In the instances where a movie studio restricts the distribution of DVDs to our DVD services segment, our field team procures the product from third party retailers or wholesale distributors. The DVDs purchased through these alternative procurement sources are acquired at a higher cost and typically in less advantageous quantities than our other two procurement sources. During the first quarter of 2010 and 2009, two movie studios and one movie studio, respectively restricted distribution of DVDs to our DVD services segment. In April 2010, we entered into the Universal Agreement and the Fox Agreement and, as a result, there are no movie studios restricting the distribution of DVDs to our DVD services segment. The value of DVDs procured through the alternative procurement sources comprised 9% and 2% of the total value of DVD purchases during the first quarter of 2010 and 2009, respectively. Gross margin for our DVD services segment totaled 59.0% compared with 59.6% for the first quarter of 2009. The decline in gross margin was due in part to the decrease in DVD salvage values, as well as the increased costs associated with purchasing certain DVD titles from alternative procurement sources.

The increase in DVD services segment operating income as a percentage of revenue for the first quarter of 2010 compared with the first quarter of 2009 reflects the favorable effects of leveraging general and administrative expenses over the substantially higher revenue base, offset in part by the previously discussed decline in segment gross margin.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
DVD services depreciation, amortization and other	$22.2	$13.0	$9.2	70.8%
Depreciation, amortization and other as a % of segment revenue	8.4%	8.4%

DVD services depreciation, amortization and other increased for the DVD services segment in the first quarter of 2010 compared with the first quarter of 2009 primarily due to the net installation of 9,400 DVD kiosks over the last four quarters. Also, approximately $3.2 million of the increase primarily resulted from the change in estimated useful lives of certain DVDXpress kiosks.

Coin services

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Coin services revenue	$59.9	$58.0	$1.9	3.3%
Coin services operating income	$14.3	$22.0	$(7.7)	-35.0%
Operating income as a % of segment revenue	23.9%	37.9%

The increase in Coin services revenue for the first quarter of 2010 compared with the first quarter of 2009 was primarily driven by fee increases as well as favorable foreign exchange rates for first quarter of 2010 compared with the prior year period. Approximately $0.9 million of the increase in Coin services revenue was from the favorable currency exchange rates, of which $0.6 million was coming from the United Kingdom market as the British pound was strengthening against the U.S. dollar in the first quarter of 2010. Excluding currency fluctuations, Coin services revenue increased by $1.0 million (or 1.8%) for the first quarter of 2010 compared with the prior year period. Same store sales growth was 0.5% during the first quarter of 2010 for the Coin services segment, compared with a negative 1.9% in the prior year period.

The decrease in Coin services segment operating income for the first quarter of 2010 compared with the first quarter of 2009 was primarily driven by $5.4 million in costs we incurred due to our patent settlement with ScanCoin in April 2010 (see “Legal Proceedings”). The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents, was expensed during the first quarter of 2010. The remaining increase was due to an increase in costs associated with higher revenue including field operations, revenue share, and incremental personnel related costs in the general and administrative function to support the higher revenues.

The decrease in Coin services segment operating income as a percentage of revenue was primarily driven by the patent settlement and increased percentage in operating expenses due in part to the higher field operations resulting from kiosk repair and maintenance costs, increased revenue shares expense and transactional tax expense as a percentage of revenue in the first quarter of 2010 compared with the prior period.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Coin services depreciation, amortization and other	$10.5	$7.1	$3.4	47.9%
Depreciation, amortization and other as a % of segment revenue	17.5%	12.2%

Depreciation, amortization and other expenses increased in the first quarter of 2010 for the Coin services segment compared with the first quarter of 2009 primarily due to the $3.2 million disposal of coffee kiosks included in our Coin segment, which is included in depreciation expense. The increase was also due to the net installation of 700 coin kiosks over the last four quarters.

Money Transfer services

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Money Transfer services revenue	$21.4	$19.9	$1.5	7.5%
Money Transfer services operating loss	$(1.7)	$(2.3)	$0.6	-26.1%
Operating loss as a % of segment revenue	-7.9%	-11.6%

The Money Transfer services revenue increased for the first quarter of 2010 compared with the first quarter of 2009 primarily due to an increase in wire transactions of approximately 17% year over year driven by the growth of our foreign subsidiaries in Europe. In addition, the average face value per wire transaction increased by approximately 15.5% in our European corridors but decreased by 8.4% in Latin America corridors, compared with the prior year period. As a result, our money transfer revenue based on commissions earned increased by 7.5%.

Our Money Transfer services segment operating loss for the first quarter of 2010 decreased compared with the first quarter of 2009 due to the increase in revenues offset in part by increased costs to support the revenues.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Money Transfer services depreciation, amortization and other	$1.9	$1.5	$0.4	26.7%
Depreciation, amortization and other as a % of segment revenue	8.9%	7.5%

Depreciation, amortization and other expenses increased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to an increase in investment in infrastructure related computer hardware and software used in the ordinary course of business.

E-payment services

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
E-payment revenue	$5.6	$6.2	$(0.6)	-9.7%
E-payment operating income	$1.7	$1.6	$0.1	6.2%
Operating loss or income as a % of segment revenue	30.4%	25.8%

The revenue from our E-payment services decreased due to lower transaction volume from our national drug store retailers during the first quarter of 2010 compared with the first quarter of 2009.

E-payment services segment operating income remained consistent year over year.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
E-payment services depreciation, amortization and other	$0.8	$0.9	$(0.1)	-11.1%
Depreciation, amortization and other as a % of segment revenue	14.3%	14.5%

Depreciation and other expenses for the E-payment services segment was consistent with the prior year period.

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

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Direct operating expenses	$244.9	$161.5	$83.4	51.6%
as a % of Total Revenue	70.0%	67.6%

Direct operating expenses increased for the first quarter of 2010 compared with the first quarter of 2009 primarily due to the growth of DVD services revenue, resulting in increased product costs as well as the operating expenses associated with the increased revenue. The total increases in direct operating expenses for our DVD services segment and Coin service segment were $78.8 million and $2.0 million, respectively.

The direct operating expenses as a percentage of revenue increased during the first quarter of 2010 compared with the prior year period. These increases were driven mainly by higher DVD product costs.

Marketing

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing, and public relations efforts in national and regional advertising and major international markets.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Marketing	$4.2	$5.1	$(0.9)	-17.6%
as a % of Total Revenue	1.2%	2.1%

Marketing expenses decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily as a result of the decreased spending primarily in the DVD segment.

Research and Development

Our research and development expenses consist primarily of the development costs of our kiosk software, network applications, machine improvements, and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Research and development	$1.4	$1.3	$0.1	7.7%
as a % of Total Revenue	0.4%	0.5%

Research and development expenses were relatively consistent for the first quarter of 2010 as compared with the first quarter of 2009.

General and Administrative

Our general and administrative expenses consist primarily of executive management, finance, management information system, human resources, legal, facilities, risk management, as well as administrative support for field operations.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
General and administrative	$38.3	$30.3	$8.0	26.4%
as a % of Total Revenue	10.9%	12.7%

General and administrative expenses increased in order to sustain the growth of the DVD services segment. In addition, we incurred increased costs for our shared services function to support our core business. However, these expenses decreased as a percentage of revenue for the first quarter of 2010 compared with the first quarter of 2009 primarily as a result of the favorable leveraging of the support costs over the substantially higher revenue base within the DVD services segment.

Litigation settlement and write-off of acquisition costs

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Litigation settlement and write-off of acquisition costs	$5.4	$1.3	$4.1	315.4%
as a % of Total Revenue	1.5%	0.5%

During the first quarter of 2010 we recognized $5.4 million in costs due to our patent litigation settlement with ScanCoin in April 2010 (see “Legal Proceedings”). The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents, was expensed during the first quarter of 2010. During the first quarter of 2009 we recognized $1.3 million in previously capitalized acquisition related expenses as a result of our prior year adoption of new accounting guidance under FASB ASC 805, Business Combinations.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Depreciation and other	$33.5	$20.6	$12.9	62.6%
as a % of Total Revenue	9.6%	8.6%

Depreciation and other expenses increased in the first quarter of 2010 compared with the first quarter of 2009 due to the net installation of 9,400 DVD kiosks and 700 coin kiosks over the last four quarters. In addition, $3.2 million of the increase was due to the change in estimate of the useful lives of certain DVDXpress kiosks, and $3.2 million in disposal costs of coffee kiosks during the period.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Amortization of intangible assets	$1.9	$2.0	$(0.1)	-5.0%
as a % of Total Revenue	0.5%	0.8%

Amortization expense remained consistent for the first quarter of 2010 compared with the first quarter of 2009.

Other Income and Expense

	Three-Month Periods Ended March 31,
(In millions, except percentages)	2010	2009	$ Chng	% Chng
Foreign currency loss and other	$(0.6)	$(0.2)	$(0.4)	200.0%
Interest income	—	0.1	$(0.1)	-100.0%
Interest expense	(9.3)	(6.5)	$(2.8)	43.1%
Non-controlling interests	$—	$(3.6)	$3.6	-100.0%

Foreign currency loss and other increased in the first quarter of 2010 as compared with the first quarter of 2009 primarily due to the unfavorable movement of foreign exchange rates in our foreign subsidiaries and the timing of the settlement of foreign currency transactions during 2010.

Interest income decreased for the first quarter of 2010 as compared with the first quarter of 2009 due to lower invested balances and a decrease in interest rates.

Interest expense increased in the first quarter of 2010 as compared with the first quarter of 2009 primarily due to higher debt balances throughout the first quarter of 2010 and an increase in interest rates as compared with the prior year period.

Non-controlling interest for the first quarter of 2009 represents the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.

Income Tax Expense

The effective tax rate from continuing operations attributable to Coinstar, Inc. was 39.6% and 44.6% for the first quarters ended March 31, 2010 and 2009, respectively. These rates differ from the federal statutory rate primarily due to state income taxes and the impact of foreign losses. Also, the 2009 rate is higher due to the effect of losses in the United Kingdom that provide tax benefits during the 2010 period but did not in the prior year period. The effective income tax rate also includes implications from the application of FASB 718-740 with respect to incentive stock options.

Liquidity and Capital Resources

Cash and Liquidity

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of March 31, 2010, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $218.7 million. This consisted of cash and cash equivalents immediately available to fund our operations of $100.4 million, cash in machine or in transit of $50.6 million and cash being processed of $67.7 million (which relates to our coin retailer payable liability as recorded in “accrued payable to retailers and agents” in the Consolidated Balance Sheets). Working capital was $22.5 million as of March 31, 2010, compared with working capital of $16.1 million as of December 31, 2009. The increase in working capital was primarily due to the timing of payments to our vendors and retailers.

Net cash provided (used) by operating activities from continuing operations

	Three-Month Periods Ended March 31,
	2010	2009
	(in millions)
OPERATING ACTIVITIES:
Net income	$6.4	$5.6
Adjustments to reconcile net income to net cash provided (used) by operating activities from continuing operations:
Depreciation and other	33.5	20.6
Amortization of intangible assets and deferred financing fees	2.4	2.0
Write-off of acquisition costs	—	1.4
Non-cash stock-based compensation for employees	2.7	2.8
Share-based payments for DVD agreement	0.6	—
Excess tax benefit on share-based awards	(0.7)	—
Deferred income taxes	4.0	1.7
Loss from discontinued operations, net of tax	—	1.7
Non-cash interest from convertible debt	1.5	—
Other	0.1	0.2

Subtotal of adjustments	44.1	30.4
Cash provided (used) by changes in operating assets and liabilities	15.2	(50.7)

Net cash provided (used) by operating activities from continuing operations	$65.7	$(14.7)

The increase in net cash provided by operating activities from continuing operations was due to an increase in cash provided by working capital of $65.9 million, an increase of $13.7 million in adjustments to reconcile net income to net cash provided by operating activities and the $0.8 million increase in net income.

Cash provided by working capital increased in the first quarter of 2010 compared with the first quarter of 2009 due to a decrease in the DVD library balance. Cash provided by working capital also increased due to the timing of payments to vendors. Adjustments to reconcile net income to net cash provided by operating activities increased primarily due to higher depreciation expense in the first quarter of 2010 and higher deferred tax expense.

Net cash used by investing activities from continuing operations

	Three-Month Periods Ended March 31,
	2010	2009
	(in millions)
INVESTING ACTIVITIES:
Purchase of property and equipment	$(32.3)	$(36.0)
Proceeds from sale of fixed assets	—	0.1

Net cash used by investing activities from continuing operations	$(32.3)	$(35.9)

Our cash purchases of property and equipment decreased during the first quarter of 2010 compared with the first quarter of 2009 primarily due to an increase in purchases of property and equipment in accounts payable during the first quarter of 2010.

Net cash (used) provided by financing activities from continuing operations

	Three-Month Periods Ended March 31,
	2010	2009
	(in millions)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt.	$(8.7)	$(5.8)
Net borrowings on credit facility	—	55.0
Financing costs associated with revolving line of credit and convertible debt	—	(1.9)
Cash used to purchase remaining non-controlling interests in Redbox	—	(10.1)
Excess tax benefit on share-based awards	0.7	—
Proceeds from exercise of stock options	2.3	0.4

Net cash (used) provided by financing activities from continuing operations	$(5.7)	$37.6

Principal payments on capital lease obligations and other debt was higher during the first quarter of 2010 as compared with the first quarter of 2009 due to an increase in our capital lease obligation balances year-over-year. Proceeds from the exercise of stock options was higher during the first quarter of 2010 as compared with the first quarter of 2009 due to increased exercise activity.

Free cash flow from continuing operations

Free cash flow from continuing operations, a non-GAAP measure, totaled a positive $33.3 million for the first quarter of 2010, compared with an outflow of $50.7 million for the first quarter of 2009. The increase in the current year period compared with the prior year period was due to increased net operating cash flow from continuing operations and lower purchases of property and equipment, both of which are discussed above. See “Non-GAAP Financial Measures” section below for our definition of free cash flow from continuing operations and a reconciliation of free cash flow from continuing operations to net cash provided by operating activities.

Long-term debt

	March 31, 2010	December 31, 2009
	(in thousands)
Revolving line of credit (matures November 2012)	$225,000	$225,000
Convertible debt (matures September 2014)	168,567	167,109

Long-term debt	$393,567	$392,109

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

We have separately accounted for the liability and the equity component of the Notes in accordance with FASB ASC 470-20, Debt with Conversion and Other Options. As of March 31, 2010, the fair value of our Notes was approximately $173.4 million, the carrying value of our Notes was $168.6 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. The unamortized debt discount as of March 31, 2010 was $31.4 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $2.0 million in interest expense in 2010 related to the contractual interest coupon of the Notes. We recorded $1.5 million in non-cash interest expense in the first quarter of 2010 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $4.5 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

As of March 31, 2010 we were in compliance with all covenants.

Letters of Credit

As of March 31, 2010, we had four irrevocable standby letters of credit that totaled $12.8 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of March 31, 2010, no amounts were outstanding under these standby letter of credit agreements.

Interest rate swap

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30 as of March 31, 2010 and 2009. The cumulative change in the fair value of the swaps was $4.7 million and was recorded in other comprehensive income, net of tax of $1.8 million, with the corresponding adjustment to “Other accrued liabilities” in our Consolidated Financial Statements. We reclassify a corresponding amount from “Accumulated other comprehensive income” to “Interest expense” in the Consolidated Statement of Net Income as the interest payments are made. Estimated losses in accumulated other comprehensive income of approximately $4.7 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statement of Net Income representing the amount of hedge ineffectiveness was inconsequential. The term of the $75.0 million swap is through October 28, 2010. The term of the $150.0 million swap is through March 20, 2011.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is five years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of March 31, 2010, included in current and long-term debt in our Consolidated Balance Sheets was debt associated with the Rollout Agreement of $16.0 million. As of March 31, 2010, included in “Other accrued liabilities” in our Consolidated Balance Sheets was accrued interest associated with the Rollout Agreement of $2.0 million.

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

Non-GAAP Financial Measures

Non-GAAP measures may be provided as a complement to results provided in accordance with United States generally accepted accounting principles (“GAAP”). Non-GAAP measures are not a substitute for measures computed in accordance with GAAP. Our non-GAAP measures may be different from the presentation of financial information by other companies.

We use the non-GAAP measure “adjusted earnings, before interest, taxes, depreciation and amortization, and other from continuing operations” (“adjusted EBITDA from continuing operations”). We have disclosed this measure so that users of the financial statements have the same financial data that management uses in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented in our discussion of Results of Operations section above may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The difference between adjusted EBITDA from continuing operations and income from continuing operations, which is the most comparable GAAP financial measure, is that adjusted EBITDA from continuing operations excludes the impact of net interest expense, income taxes, depreciation, amortization and other certain non-cash charges including any write-off from early retirement of debt, goodwill impairment, and stock-based compensation and share-based payments from continuing operations. The table below provides a reconciliation of adjusted EBITDA from continuing operations to income from continuing operations for the periods presented.

	Three-Month Periods Ended March 31,
	2010	2009
Income from continuing operations	$6,442	$7,309
Depreciation, amortization and other	35,374	22,539
Interest expense, net	9,253	6,402
Income taxes	4,226	2,960
Stock-based compensation and share-based expense	3,302	2,795

Adjusted EBITDA from continuing operations	$58,597	$42,005

In addition, from time to time, we use the non-GAAP financial measure “free cash flow from continuing operations.” The difference between free cash flow from continuing operations and net cash provided by operating activities, which is the most comparable GAAP financial measure, is that free cash flow from continuing operations reflects the impact of capital expenditures. Our management believes that free cash flow from continuing operations provides better cash flow information regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. Free cash flow from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The table below provides a reconciliation of free cash flow from continuing operations to income from continuing operations for the periods presented.

	Three-Month Periods Ended March 31,
	2010	2009
Net cash provided (used) by operating activities from continuing operations	$65,692	$(14,684)
Purchase of property and equipment	(32,351)	(35,980)

Free cash flow from continuing operations	$33,341	$(50,664)

Contractual Obligations

There have been no material changes during the period covered by this report and as of March 31, 2010, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K with the exception of amounts related to our Warner Agreement. On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement with Warner in which Redbox estimates that it would pay Warner approximately $124.0 million during the term of the Warner Agreement, which is expected to last from February 1, 2010 through January 31, 2012. On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement with Universal Studios, and Redbox estimates that it would pay Universal Studios approximately $82.8 million during the term of the Universal Studios Agreement, which is expected to last from April 22, 2010 through April 21, 2012. On April 22, 2010, Redbox entered into a disc output lease and rental agreement with Fox, and Redbox estimates that it would pay Fox approximately $394.5 million, during the term of the Fox Agreement, which is expected to last from April 22, 2010 through April 21, 2015.

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

	Three-Month Periods Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009 (1)	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
			(in thousands, except per share data)
			(unaudited)
Consolidated Statement of Net Income:
Revenue	$350,061	$328,005	$295,970	$282,048	$238,768	$227,864	$203,452	$184,071
Income from operations	20,478	16,460	27,096	23,953	16,833	21,396	20,159	18,680
Income from continuing operations before income taxes	10,668	6,078	16,402	15,464	10,269	14,946	14,227	12,806
Income from continuing operations	6,442	3,359	9,641	8,954	7,309	9,928	7,870	8,950
Income (loss) from discontinued operations, net of tax	—	—	31,722	(1,996)	(1,719)	(2,061)	(12)	(2,001)
Net income	6,442	3,359	41,363	6,958	5,590	7,867	7,858	6,949
Net income attributable to Coinstar, Inc.	$6,442	$3,359	$41,363	$6,958	$1,963	$4,220	$4,511	$2,680

Earnings per share attributable to Coinstar, Inc:
Basic	$0.21	$0.11	$1.36	$0.23	$0.07	$0.15	$0.16	$0.10
Diluted	$0.21	$0.11	$1.34	$0.23	$0.07	$0.15	$0.16	$0.09

(1)	In the third quarter of 2009 we sold the Entertainment Business, which is included in discontinued operations above for all periods presented.

Seasonality

We have historically experienced seasonality in our revenue with higher revenue in the second half of the year than in the first half of the year. Our DVD product line experiences lower revenue in April and May due in part to improved weather and Daylight Saving Time, and in September and October, due in part to the beginning of the school year and the introduction of the new television season. The year-end and summer holiday months have historically been the highest rental months for DVD services. Our Coin product line generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months. Our Money Transfer and E-payment product lines generally provide their highest revenue in the fourth quarter. We expect our results of operations will continue to fluctuate as a result of seasonal fluctuations and our revenue mix between relatively higher margin DVD and Coin product lines, and relatively lower margin Money Transfer and E-payment product lines.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There have been no material changes to the critical accounting policies previously disclosed in our 2009 Form 10-K.

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

Based on the balance of our outstanding revolving line of credit of $225.0 million as of March 31, 2010, an increase or decrease in interest rates over the next year would not affect our interest expense due to our interest rate swap arrangements. We have hedged our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. In April 2010, we agreed to pay ScanCoin $3.3 million, and in return, the parties agreed to a mutual release of all claims and to dismiss the Swedish arbitration and the U.S. case without prejudice. ScanCoin recognized Coinstar’s ownership of all patents and patent applications at issue in the arbitration. In addition, the parties granted each other mutual covenants not to sue on certain patents, and Coinstar provided ScanCoin a covenant not to sue on certain other patents in connection with certain of ScanCoin’s business and in a non-retail field of use.

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios Home Entertainment (“Universal Studios”) in the U.S. District Court for the District of Delaware. Redbox asserted antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would have prohibited us from receiving delivery of their DVD titles until several weeks following their release for sale. Pursuant to the terms of the Universal Agreement, on April 22, 2010, Redbox agreed to dismiss its complaint against Universal Studios with prejudice. Redbox also filed separate complaints against 20th Century Fox and Warner in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed amended complaints against 20th Century Fox and Warner, supplementing its original complaints with additional claims of tortious interference and unfair competition. Pursuant to the terms of the Warner Agreement and agreement with Fox, on February 16, 2010 and April 22, 2010, respectively, Redbox agreed to dismiss its complaints against Warner and 20th Century Fox with prejudice.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. Redbox has moved to dismiss the plaintiff’s claims. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

Item 1A.	Risk Factors

There have been no material changes from risk factors previously disclosed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. However, our board of directors has only authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of March 31, 2010, this authorization allowed us to repurchase up to $43.4 million of our common stock.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2010:

	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Publicly Announced Repurchase Plans	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
1/1/10 - 1/31/10	—	$—	—	$40,895,856
2/1/10 - 2/28/10	2,521	$27.90	—	$41,922,772
3/1/10 - 3/31/10	16,466	$32.19	—	$43,363,326

	18,987	$31.62	—	$43,363,326

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

Item 6.	Exhibits

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

Exhibit Number	Description

10.1*	Employment Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010. (1)

10.2*	Employment Offer Letter for J. Scott Di Valerio, dated January 18, 2010. (1)

10.3*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010. (1)

10.4*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards Made to the CEO, COO or CFO on or after March 30, 2010.

10.5*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Time-Based Awards Made to the CEO, COO or CFO after March 30, 2010.

10.6*	Form of Notice of Stock Option Grant and Form of Stock Option Agreement under the 1997 Amended and Restated Equity Incentive Plan for Option Grants Made to the CEO, COO or CFO after March 30, 2010.

10.7*	2010 Incentive Compensation Plan for Section 16 Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Includes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer
April 29, 2010