Form 10-Q
period 2010-06-30
COINSTAR INC
filed 2010-07-29
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, $0.001 par value	32,718,140

COINSTAR, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,607	$61,280
Cash in machine or in transit	48,401	57,141
Cash being processed	76,125	73,875
Accounts receivable, net of allowance for doubtful accounts of $953 and $4,379 at June 30, 2010 and December 31, 2009, respectively	19,458	61,371
DVD library and inventory	87,328	104,367
Deferred income taxes	11,295	12,350
Prepaid expenses and other current assets	19,413	20,364
Assets of business held for sale	77,945	0

Total current assets	472,572	390,748
PROPERTY AND EQUIPMENT, NET	416,228	400,289
DEFERRED INCOME TAXES	90,731	99,195
OTHER ASSETS	14,453	17,172
INTANGIBLE ASSETS, NET	11,013	30,893
GOODWILL	267,750	284,502
ASSETS OF BUSINESS HELD FOR SALE	24,100	0

TOTAL ASSETS	$1,296,847	$1,222,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$108,650	$118,918
Accrued payable to retailers and agents	96,402	131,103
Other accrued liabilities	104,331	91,413
Current portion of long-term debt	7,157	6,812
Current portion of capital lease obligations	23,162	26,396
Liabilities of business held for sale	59,309	0

Total current liabilities	399,011	374,642
LONG-TERM DEBT AND OTHER	409,551	409,423
CAPITAL LEASE OBLIGATIONS	14,072	26,326
DEFERRED TAX LIABILITY	17	17

TOTAL LIABILITIES	822,651	810,408

COMMITMENTS AND CONTINGENCIES

EQUITY:
Preferred stock, $0.001 par value—Authorized, 5,000,000 shares; no shares issued and outstanding at June 30, 2010 and December 31, 2009	0	0
Common stock, $0.001 par value—Authorized, 60,000,000 shares at June 30, 2010 and 45,000,000 at December 31, 2009; 34,643,176 and 33,002,865 issued and 32,717,095 and 31,076,784 shares outstanding at June 30, 2010 and December 31, 2009, respectively	448,955	406,333
Retained earnings	70,780	50,971
Treasury stock	(40,831)	(40,831)
Accumulated other comprehensive loss	(4,708)	(4,082)

Total stockholders’ equity	474,196	412,391

TOTAL LIABILITIES AND EQUITY	$1,296,847	$1,222,799

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE	$342,356	$253,844	$665,478	$466,597
EXPENSES:
Direct operating (1)	241,796	174,871	466,755	318,401
Marketing	5,934	3,696	8,564	6,683
Research and development	1,805	1,299	3,229	2,556
General and administrative	31,876	25,977	63,398	50,364
Depreciation and other (1) (2)	30,627	21,293	62,428	40,569
Amortization of intangible assets	985	882	1,864	1,756
Litigation settlement	0	0	5,379	0

Income from operations	29,333	25,826	53,861	46,268
OTHER INCOME (EXPENSE):
Foreign currency (loss) gain and other, net	(30)	17	(47)	(31)
Interest income	85	4	87	36
Interest expense	(9,158)	(8,615)	(18,426)	(15,113)

Income from continuing operations before income taxes	20,230	17,232	35,475	31,160
Income tax expense	(7,389)	(6,702)	(13,395)	(10,729)

Income from continuing operations	12,841	10,530	22,080	20,431
Income (loss) from discontinued operations, net of tax	526	(3,572)	(2,271)	(7,883)

Net income	13,367	6,958	19,809	12,548
Less: Net income attributable to non-controlling interests	0	0	0	(3,627)

NET INCOME ATTRIBUTABLE TO COINSTAR, INC	$13,367	$6,958	$19,809	$8,921

BASIC EARNINGS PER SHARE:
Basic earnings per share from continuing operations attributable to Coinstar, Inc	$0.40	$0.35	$0.70	$0.57
Basic earnings (loss) per share from discontinued operations attributable to Coinstar, Inc	0.02	(0.12)	(0.07)	(0.27)

Basic earnings per share attributable to Coinstar, Inc	$0.42	$0.23	$0.63	$0.30

DILUTED EARNINGS PER SHARE:
Diluted earnings per share from continuing operations attributable to Coinstar, Inc	$0.39	$0.35	$0.69	$0.56
Diluted earnings (loss) per share from discontinued operations attributable to Coinstar, Inc	0.02	(0.12)	(0.07)	(0.26)

Diluted earnings per share attributable to Coinstar, Inc	$0.41	$0.23	$0.62	$0.30

WEIGHTED SHARES OUTSTANDING:
Basic	31,731	30,117	31,340	29,525
Diluted	32,938	30,575	32,077	29,893

(1)	“Direct operating” above excludes depreciation and other of $26.9 million and $56.5 million for the three and six months ended June 30, 2010 and $16.8 million and $35.4 million for the three and six months ended June 30, 2009.
(2)	“Depreciation and other” includes $2.1 million and $8.5 million of loss from the write-down as well as the acceleration of depreciation of certain revenue generating kiosks for the three and six months ended June 30, 2010.

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENT OF EQUITY AND COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2010

(in thousands, except share data)

(unaudited)

			Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Common Stock
	Shares	Amount
BALANCE, March 31, 2010	31,509,691	$411,654	$57,413	$(40,831)	$(8,441)	$419,795

Proceeds from exercise of stock options, net	1,003,348	25,176				25,176
Stock-based compensation expense	4,056	2,382				2,382
Shares issued for DVD agreement	200,000	2,231				2,231
Tax benefit on stock-based compensation expense		7,512				7,512
Net income			13,367			13,367	$13,367
Foreign currency translation adjustments net of tax benefit of $87					2,876	2,876	2,876
Interest rate hedges on long-term debt net of tax expense of $549					857	857	857

BALANCE, June 30, 2010	32,717,095	$448,955	$70,780	$(40,831)	$(4,708)	$474,196	$17,100

BALANCE, December 31, 2009	31,076,784	$406,333	$50,971	$(40,831)	$(4,082)	$412,391
Proceeds from exercise of stock options, net	1,139,445	27,511				27,511
Stock-based compensation expense	300,866	5,092				5,092
Shares issued for DVD agreement	200,000	2,823				2,823
Tax benefit on stock-based compensation expense		7,196				7,196
Net income			19,809			19,809	$19,809
Foreign currency translation adjustments net of tax benefit of $5					(1,923)	(1,923)	(1,923)
Interest rate hedges on long-term debt net of tax expense of $829					1,297	1,297	1,297

BALANCE, June 30, 2010	32,717,095	$448,955	$70,780	$(40,831)	$(4,708)	$474,196	$19,183

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
OPERATING ACTIVITIES:
Net income	$13,367	$6,958	$19,809	$12,548
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other	30,627	21,293	62,428	40,569
Amortization of intangible assets and deferred financing fees	1,493	1,202	2,880	2,262
Non-cash stock-based compensation for employees	2,339	1,942	4,964	4,737
Share-based payments for DVD agreement	2,231	0	2,823	0
Excess tax benefit on share-based awards	(5,477)	(92)	(6,225)	(125)
Deferred income taxes	5,607	2,747	8,755	4,489
(Gain) loss from discontinued operations, net of tax	(526)	3,572	2,271	7,883
Non-cash interest on convertible debt	1,499	0	2,958	0
Other	33	(106)	229	126
Cash provided (used) by changes in operating assets and liabilities from continuing operations:
Accounts receivable	931	8,814	570	8,431
DVD library	(148)	749	8,199	(7,514)
Prepaid expenses and other current assets	(1,354)	6,870	(4,666)	5,787
Other assets	76	91	999	371
Accounts payable	(3,577)	(12,133)	19,353	(9,848)
Accrued payable to retailers	10,134	10,355	4,226	(1,104)
Other accrued liabilities	47,396	(19,297)	27,808	(48,852)

Net cash provided by operating activities from continuing operations	104,651	32,965	157,381	19,760
INVESTING ACTIVITIES:
Purchase of property and equipment	(52,822)	(38,288)	(84,339)	(73,276)
Proceeds from sale of electronic payment services business	26,078	0	26,078	0
Proceeds from sale of property and equipment	230	59	267	152

Net cash used by investing activities from continuing operations	(26,514)	(38,229)	(57,994)	(73,124)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt	(10,668)	(5,858)	(19,343)	(11,693)
Net borrowings on credit facility	0	18,000	0	73,000
Borrowings on term loan	0	87,500	0	87,500
Financing costs associated with revolving line of credit and convertible debt	0	(1,329)	0	(3,234)
Cash used to purchase remaining non-controlling interests in Redbox	0	(92,270)	0	(102,353)
Excess tax benefit on share-based awards	5,477	92	6,225	125
Proceeds from exercise of stock options	25,023	1,841	27,250	2,260

Net cash provided by financing activities from continuing operations	19,832	7,976	14,132	45,605
Effect of exchange rate changes on cash	(354)	3,050	(851)	2,829

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED FROM CONTINUING OPERATIONS	97,615	5,762	112,668	(4,930)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating cash flows	(26,279)	6,840	(14,115)	7,455
Investing cash flows	(32,716)	(2,269)	(33,550)	(4,486)
Financing cash flows	(145)	(887)	(166)	(1,822)

	(59,140)	3,684	(47,831)	1,147
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED	38,475	9,446	64,837	(3,783)

CASH AND CASH EQUIVALENTS, CASH IN MACHINE OR IN TRANSIT, AND CASH BEING PROCESSED:
Beginning of period	218,658	178,806	192,296	192,035

End of period	$257,133	$188,252	$257,133	$188,252

See Note 13 for supplemental cash flow information.

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

NOTE 1: ORGANIZATION, BUSINESS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of company: We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin businesses. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. We were incorporated in Delaware on October 12, 1993. As of June 30, 2010, we had approximately 26,900 DVD kiosks in 24,000 locations and 19,000 coin-counting kiosks (approximately 12,000 of which are enabled to provide electronic payment products and services) in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

Sale of electronic payment services business (the “E-Pay Business”): On May 25, 2010, we sold our subsidiaries comprising the E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”). We have presented the disposition of our E-Pay Business as well as the operating results from our E-Pay Business under discontinued operations in our Consolidated Statements of Net Income for all periods presented. See further discussion in Note 5.

Assets of business held for sale and discontinued operations: We define a business component as held for sale if it meets the criteria of assets held for sale within FASB ASC 360, Property, Plant, and Equipment, at the balance sheet date. We define a business component that is held for sale or disposed of to be discontinued operations if its operations and cash flows are clearly distinguishable from the rest of the entity; its operations and cash flows have been or will be eliminated from ongoing operations of the entity as a result of disposal; and we have no significant involvement in the operations of the component after disposal. During the second quarter of 2010, as part of our consideration of strategic alternatives we committed to a plan to sell our Money Transfer business. As a result, we classified the assets and liabilities of the Money Transfer business as held for sale and reported the results as discontinued operations. See further discussion in Note 5.

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

Revenue recognition: We recognize revenue as follows:

•

Net revenue from DVD movie rentals is recognized on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers; and

•

Coin-counting revenue, which is collected from either consumers or card issuers (in stored value card or e-certificate transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets under the caption “Cash in machine or in transit.” Our revenue represents the fee charged for coin-counting.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

Interest rate swap: During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges in accordance with FASB ASC 815-30 as of June 30, 2010 and December 31, 2009. The cumulative net change in the fair value of the swaps, which was $3.2 million, was recorded in other comprehensive income, net of tax of $1.3 million, with the corresponding adjustment to “Other accrued liabilities” in our Consolidated Financial Statements. We reclassify a corresponding amount from “Accumulated other comprehensive income” to “Interest expense” in the Consolidated Statements of Net Income as the interest payments are made. Estimated losses in “Accumulated other comprehensive income” of approximately $3.2 million are expected to be reclassified into earnings as a component of “Interest expense” over the next twelve months. The net gain or loss included in our Consolidated Statements of Net Income representing the amount of hedge ineffectiveness was inconsequential. The term of the $75.0 million swap is through October 28, 2010. The term of the $150.0 million swap is through March 20, 2011. The following table provides information about our interest rate swaps:

		Fair value
	Balance sheet classification	June 30, 2010	December 31, 2009
		(in thousands)
Interest rate swap	Other accrued liabilities	$3,248	$5,374

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

NOTE 2: PROPERTY AND EQUIPMENT

	June 30,	December 31,
	2010	2009
	(in thousands)
Machines	$748,856	$694,904
Computers	37,429	34,948
Office furniture and equipment	4,867	13,137
Vehicles	10,750	11,629
Leasehold improvements	6,264	4,150

Property and equipment, at cost	808,166	758,768
Accumulated depreciation and amortization	(391,938)	(358,479)

Property and equipment, net	$416,228	$400,289

The amounts above as of December 31, 2009 include approximately $3.3 million and $10.5 million of net property and equipment for the E-pay Business that was sold on May 25, 2010 and for the Money Transfer business classified as held for sale as of June 30, 2010, respectively.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

During the first quarter of 2010, we wrote off the carrying value of $3.2 million and $0.7 million for the first generation of our coffee kiosks and our DVDXpress branded kiosks, respectively. In addition, we adjusted the useful life of both types of kiosks, resulting in increased depreciation expense and other of $2.1 million and $4.6 million, respectively, for the three and six months ended June 30, 2010.

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

The following table summarizes stock-based compensation expense, and the related deferred tax benefit for stock option and award expense:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands )		(in thousands )
Stock-based compensation expense	$2,339	$1,942	$4,964	$4,737
Related deferred tax benefit	759	748	1,689	1,592

Stock options: The following summarizes the weighted average valuation assumptions and grant date fair value of options granted during the periods shown below:

	Six Months
	Ended June 30,
	2010	2009
Expected term (in years)	7.3	3.7
Expected stock price volatility	43%	40%
Risk-free interest rate	3.2%	1.5%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$15.38	$9.27

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

During 2010, we granted stock options to our executives and our board of directors. These stock options expire 10 years from the date of grant. As a result of this change, we revised the expected term assumption in our Black-Scholes-Merton valuation model.

Stock options are granted to our executives and board of directors under the 2000 Amended and Restated Equity Incentive Plan and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded vest annually over 4 years and 2010 grants expire after 10 years. Options awarded in previous years vest annually over 4 years and expire after 5 or 10 years. Shares of common stock are issued upon exercise of stock options.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

The following table presents a summary of the stock option activity for the six months ended June 30, 2010:

	Shares (in thousands)	Weighted average exercise price
OUTSTANDING, Beginning of year	2,408	$27.04
Granted	148	30.61
Exercised	(1,139)	24.79
Cancelled, expired or forfeited	(69)	30.07

OUTSTANDING, June 30, 2010	1,348	29.18

EXERCISABLE, June 30, 2010	498	27.08

As of June 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $7.0 million. This expense is expected to be recognized over a weighted average period of approximately 1.8 years. During the first six months of 2010, the total intrinsic value of stock options exercised was approximately $21.6 million. At June 30, 2010, there were 3.0 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.7 million shares were available for future grants.

Restricted stock awards: Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan and vest annually over 3 or 4 years and one year, respectively. During 2010 we expanded the pool of employees receiving restricted stock awards. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period or based on performance conditions.

The following table presents a summary of the restricted stock award activity for the six months ended June 30, 2010:

	Shares (in thousands)	Weighted average grant date fair value
NON-VESTED, Beginning of year	201	$23.70
Granted	342	32.08
Vested	(105)	29.95
Forfeited	(20)	29.82

NON-VESTED, June 30, 2010	418	31.40

Compensation expense related to our restricted stock awards totaled approximately $3.3 million for the first six months of 2010 compared with approximately $2.3 million for the first six months of 2009. As of June 30, 2010 total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $9.2 million. This expense is expected to be recognized over a weighted average period of approximately 2.1 years. During the first six months of 2010 the total fair value of restricted stock awards vested was approximately $3.8 million.

Share-based payments

Sony

As part of a copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc., we granted Sony 193,348 shares of restricted stock in July 2009. As of June 30, 2010, 19,335 shares were vested and the remaining shares will be vested in the next 4.1 years in accordance with our agreement with Sony. Share-based payment expense totaled $1.0 million and $1.6 million for the three and six months ended June 30, 2010, respectively, related to the agreement with Sony and is recorded to direct operating expenses in the Consolidated Statements of Net Income and the estimated unvested expense related to this agreement totaled $5.1 million at June 30, 2010.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

Paramount

On June 15, 2010, Paramount Home Entertainment Inc. (“Paramount”) exercised its option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary (see Note 8 for further discussion). As a result of the extension, we granted Paramount 200,000 shares of restricted stock, of which 20,000 shares vested upon Paramount’s exercise of the extension. The remaining 180,000 shares will be vested in the next 4.5 years in accordance with our agreement with Paramount. During the second quarter of 2010, we recorded share-based payment expense of $1.2 million related to the agreement with Paramount to direct operating expenses in the Consolidated Statements of Net Income and the estimated unvested expense related to this agreement totaled $7.6 million at June 30, 2010.

NOTE 4: INCOME PER SHARE

Basic earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and potential common shares outstanding (if dilutive) during the period. Potential common shares are composed of incremental common shares issuable upon the exercise of stock options and vesting of certain non-vested restricted stock awards and the conversion features of our convertible debt we issued in the third quarter of 2009. Potential common shares are included in the calculation of diluted earnings per share to the extent such shares are dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Numerator:
Income from continuing operations	$12,841	$10,530	$22,080	$20,431
Income (loss) from discontinued operations, net of tax	526	(3,572)	(2,271)	(7,883)

Net income	13,367	6,958	19,809	12,548
Less: Net income attributable to non-controlling interests	0	0	0	(3,627)

Net income attributable to Coinstar, Inc	$13,367	$6,958	$19,809	$8,921

Denominator:
Weighted average shares for basic calculation	31,731	30,117	31,340	29,525
Dilutive impact from stock options, share awards and convertible debt	1,207	458	737	368

Weighted average shares for diluted calculation	32,938	30,575	32,077	29,893

For the six months ended June 30, 2010, options and certain restricted stock awards totaling approximately 0.7 million shares of common stock were excluded from the computation of earnings per common share because their impact would be antidilutive. The antidilutive impact of options and restricted stock awards was not significant for the three months ended June 30, 2010. For the three and six months ended June 30, 2009, options and restricted stock awards totaling approximately 1.3 million and 1.4 million shares, of common stock, respectively, were excluded from the computation of earnings per common share because their impact would be antidilutive. For the three and six months ended June 30, 2010, approximately 0.6 million shares and 0.3 million shares of common stock, respectively, related to the conversion feature of our convertible debt were included in the calculation of earnings per share because the average closing price of our common stock of $46.11 during the second quarter of 2010 was above the initial contractual conversion price of $40.29.

NOTE 5: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sale of Entertainment Business

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc (“National”) for nominal consideration. We have presented the disposition of our Entertainment Business as well as the operating loss from our Entertainment Business under discontinued operations in our Consolidated Statements of Net Income for all periods presented. The following table sets forth the components of discontinued operations on the Consolidated Statements of Net Income related to the Entertainment Business.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Entertainment Business revenue	$0	$31,920	$0	$64,307
Operating loss	0	(3,156)	0	(5,897)
Income tax benefit	0	1,160	0	2,182

Loss from discontinued operations, net of tax	$0	$(1,996)	$0	$(3,715)

Sale of E-Pay Business

On May 25, 2010, we sold our subsidiaries comprising our E-Pay Business to InComm for an aggregate purchase price of $40.0 million. The purchase price is subject to a post-closing net working capital adjustment. We have presented the disposition of our E-Pay Business as well as the operating results from our E-Pay Business under discontinued operations in our Consolidated Statements of Net Income for all periods presented. Our continuing cash flows from the E-Pay Business after the disposal are expected to be insignificant. The following table sets forth the components of discontinued operations on the Consolidated Statements of Net Income related to the E-payment Business.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
E-Pay Business revenue	$3,220	$6,051	$8,732	$12,134
Operating income including gain on sale of $12.2 million in 2010	12,122	534	12,052	995
Income tax expense from sale of E-Pay Business	(4,289)	0	(4,289)	0
Income tax benefit (expense)	673	(302)	703	(546)

Income from discontinued operations, net of tax	$8,506	$232	$8,466	$449

Money Transfer Business

As part of exploring strategic alternatives for our Money Transfer business, we committed to a formal plan to sell the Money Transfer business and in the second quarter of 2010 have met the requirements to account for the Money Transfer business as assets held for sale. As a result, we measured our Money Transfer business assets and liabilities at fair value less costs to sell and classified the assets and liabilities as held for sale at June 30, 2010. In addition, the following two conditions that require a component of a business classified as held for sale be reported in discontinued operations for our Money Transfer business have been met:

1.	The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and

2.	The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Our continuing cash flows from the Money Transfer business after the disposal are expected to be insignificant. We have presented the operating results from our Money Transfer business under discontinued operations in our Consolidated Statements of Net Income for all periods presented. The following table sets forth the components of discontinued operations on the Consolidated Statements of Net Income related to the Money Transfer business.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Money Transfer revenue	$24,213	$22,153	$45,639	$42,084
Operating loss (a)	(13,143)	(2,303)	(17,650)	(6,424)
Income tax benefit (a)(b)	5,163	495	6,913	1,807

Loss from discontinued operations, net of tax	$(7,980)	$(1,808)	$(10,737)	$(4,617)

(a)	A non-cash charge of $12.2 million from the write-down of assets held for sale to estimated fair value less estimated cost to sell was recorded in the second quarter of 2010.
(b)	As a result of classifying our Money Transfer business as discontinued operations, we have recognized an estimated tax benefit of $5.6 million for both the three and six months ended June 30, 2010.

The major classes of “Assets of business held for sale” and “Liabilities of business held for sale” on the Consolidated Balance Sheet at June 30, 2010 were as follows (corresponding amounts at December 31, 2009 are also noted for comparative purpose, but have not been reclassified on the balance sheet as of that period):

	June 30, 2010	December 31, 2009
	(in thousands)
Cash and cash equivalents	$30,977	$40,657
Accounts receivable, net	34,706	28,092
Other current assets	12,262	10,004
Property, plant, and equipment	9,333	10,513
Goodwill and other assets	14,767	28,370

Total assets of business held for sale	$102,045	$117,636

Accounts payable and payable to agents	$48,114	$39,410
Accrued liabilities	11,195	15,225

Total liabilities of business held for sale	$59,309	$54,635

Net assets and liabilities of business held for sale	$42,736	$63,001

NOTE 6: BUSINESS SEGMENT INFORMATION

FASB ASC 280, Segment Reporting, requires that companies report separately in the financial statements certain financial and descriptive information about segment revenues, income and assets. The method for determining what information is reported is based on the way that management organizes the operating segments for making operational decisions and assessments of financial performance. Our chief operating decision maker is considered to be the Chief Executive Officer (“CEO”). We sold our E-Pay Business in May 2010 and we reclassified our Money Transfer business to assets of business held for sale. At June 30, 2010 we reflected both the E-Pay Business and the Money Transfer business as discontinued operations for all periods presented. As a result, our business segments are now DVD services and Coin services.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Revenue:
DVD services	$271,929	$188,925	$535,058	$343,622
Coin services	70,427	64,919	130,420	122,975

Consolidated revenue	$342,356	$253,844	$665,478	$466,597

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

Our operating costs included in our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our segments. We continually evaluate the shared service allocation methods used for segment reporting purposes, and this may result in changes to segment allocations in future periods.

In addition, our CEO manages our business by evaluating the financial results of our operating segments, focusing primarily on segment revenue and segment operating income before depreciation, amortization and other, and stock compensation expense and share-based payments (“segment operating income”). We also review depreciation and amortization allocated to each segment. We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income from continuing operations, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into the Company’s overall strategy. Our CEO then decides how resources should be allocated among our business segments.

The following table summarizes our income from operations, by segment for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Operating income before depreciation/amortization and stock-based compensation/share-based payments:
DVD services	$39,049	$24,157	$83,480	$45,056
Coin services	26,466	25,786	42,460	48,274

Subtotal	65,515	49,943	125,940	93,330
Depreciation, amortization and other	(31,612)	(22,175)	(64,292)	(42,325)
Stock-based compensation and share-based payments	(4,570)	(1,942)	(7,787)	(4,737)

Consolidated income from operations	$29,333	$25,826	$53,861	$46,268

The following table summarizes depreciation, amortization and other by segment for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
DVD services	$23,906	$14,738	$46,077	$27,907
Coin services	7,706	7,437	18,215	14,418

Depreciation, amortization and other	$31,612	$22,175	$64,292	$42,325

The following table summarizes total assets by segment for the periods indicated:

	June 30,	December 31,
	2010	2009
	(in thousands)
Total assets:
DVD services	$500,865	$491,818
Coin services	533,206	509,144
E-payment services	0	43,007
Money transfer services	0	117,636
Assets of business held for sale	102,045	0
Unallocated corporate assets	160,731	61,194

Consolidated assets	$1,296,847	$1,222,799

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

The table above includes assets associated with the E-Pay Business as of December 31, 2009. E-Pay Business assets are not included as of June 30, 2010 as the business was sold in May 2010. “Assets of business held for sale” above represents amounts for our Money Transfer business which is classified as a business held for sale as of June 30, 2010 and is included to reconcile the table to our Consolidated Balance Sheet. Unallocated assets in the table above include cash and cash equivalents.

The following table summarizes total goodwill by segment for the periods indicated:

	June 30, 2010	December 31, 2009
	(in thousands)	(in thousands)
Total goodwill, by segment, for the period indicated:
DVD services	$111,399	$111,399
Coin services	156,351	156,351
Money transfer services	0	7,713
E-payment services	0	9,039

Consolidated goodwill	$267,750	$284,502

Our DVD and Coin services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Wal-Mart Stores Inc	19.6%	23.1%	20.4%	20.0%
Walgreen Co	13.3%	10.3%	13.0%	8.1%
The Kroger Company	10.8%	5.9%	10.0%	5.4%
McDonald’s USA	6.7%	10.8%	7.2%	10.1%

NOTE 7: DVD LIBRARY AND INVENTORY

DVD library and inventory is comprised of DVDs held for rental and, prior to the sale of our E-Pay Business, inventory included purchased items ready for resale.

DVDs are initially recorded at cost and are amortized to “Direct operating expense” in the Consolidated Statements of Net Income over an assumed useful life to their estimated salvage value. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of the assumed life of the DVDs. The value of the DVD library was $87.3 million and $95.6 million as of June 30, 2010 and December 31, 2009, respectively.

E-Pay inventory was $8.8 million as of December 31, 2009, and there was no E-Pay inventory as of June 30, 2010.

NOTE 8: DVD LICENSE AGREEMENTS

Paramount agreement

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement (the “Paramount Agreement”) between Paramount and our Redbox subsidiary to December 31, 2014. As per the terms of the original agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Redbox will continue to receive delivery of the titles by the “street date,” the first date on which the DVDs are available to the general public for home entertainment purposes, whether on a rental or sell-through basis. At Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. As a result of the

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

extension, we granted 200,000 shares of restricted stock to Paramount of which 20,000 shares vested upon Paramount’s decision to extend the term of the agreement, and the remaining shares vest over the term of the Paramount Agreement. Redbox estimates that it would pay Paramount approximately $433.7 million during the term of the Paramount Agreement. Annual commitments under this agreement are expected to be $31.7 million in 2010, $92.3 million in 2011, $100.2 million in 2012, $103.5 million in 2013, and $106.0 million in 2014.

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

20th Century Fox agreement

On April 22, 2010, our Redbox subsidiary entered into a disc output lease and rental agreement (the “Fox Agreement”) with 20th Century Fox Home Entertainment LLC (“Fox”). Redbox estimates that it would pay Fox approximately $394.5 million during the term of the Fox Agreement, which is expected to last from April 22, 2010 through April 21, 2015. However, at Fox’s discretion, the Fox Agreement may expire earlier on April 21, 2013. Annual commitments under this agreement are expected to be $36.1 million in 2010, $69.6 million in 2011, $80.2 million in 2012, $84.8 million in 2013, $91.0 million in 2014, and $32.8 million in 2015.

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

NOTE 9: LONG TERM DEBT

	June 30, 2010	December 31, 2009
	(in thousands)
Revolving line of credit (matures November 2012)	$225,000	$225,000
Convertible debt (matures September 2014)	170,066	167,109

Long-term debt	$395,066	$392,109

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

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

As of June 30, 2010, the fair value of our Notes was approximately $174.7 million, the carrying value of our Notes was $170.1 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. The unamortized debt discount as of June 30, 2010 was $29.9 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $4.0 million in interest expense in the first six months of 2010 related to the contractual interest coupon of the Notes. We recorded $3.0 million in non-cash interest expense in 2010 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $3.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

Letters of credit

As of June 30, 2010, we had four irrevocable standby letters of credit that totaled $12.6 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of June 30, 2010, no amounts were outstanding under these standby letter of credit agreements.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is five years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of June 30, 2010, debt associated with the Rollout Agreement of $14.3 million was included in current and long-term debt in our Consolidated Balance Sheets. As of June 30, 2010, included in “Other accrued liabilities” in our Consolidated Balance Sheets was accrued interest associated with the Rollout Agreement of $2.4 million.

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

The following tables present our financial assets and liabilities that have been measured at fair value as of June 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value. We use a market approach as our valuation technique for items in the table.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

	Balance as of June 30, 2010
	(in thousands)
	Level 1	Level 2	Level 3
Revolving credit facility	0	$225,000	0
Convertible debt	0	170,066	0
Cash and cash equivalents	$100,196	0	0
Interest rate swap liability	0	3,248	0
Short-term investments	85	0	0

	Balance as of December 31, 2009
	(in thousands)
	Level 1	Level 2	Level 3
Revolving credit facility	0	$225,000	0
Convertible debt	0	167,068	0
Cash and cash equivalents	$9,496	0	0
Interest rate swap liability	0	5,374	0
Short-term investments	85	0	0

The interest rate swap liability is included in “Other accrued liabilities” and short-term investments is included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets. The cash and cash equivalents amount above represents amounts invested in money market accounts.

NOTE 11: CONTINGENCIES

In April 2007, we received a request for arbitration filed by ScanCoin before the Arbitration Institute of the Stockholm Chamber of Commerce regarding ownership of intellectual property related to an agreement between Coinstar and ScanCoin dated April 23, 1993. In October 2007, we filed a claim in United States District Court for the Northern District of Illinois against ScanCoin North America alleging that it is infringing on a patent we own relating to self-service coin kiosks. In April 2010, we agreed to pay ScanCoin $3.3 million, and in return, the parties agreed to a mutual release of all claims and to dismiss the Swedish arbitration and the U.S. case without prejudice. ScanCoin recognized Coinstar’s ownership of all patents and patent applications at issue in the arbitration. In addition, the parties granted each other mutual covenants not to sue on certain patents, and Coinstar provided ScanCoin a covenant not to sue on certain other patents in connection with certain of ScanCoin’s business and in a non-retail field of use. The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized on the basis of anticipation of a successful defense, was expensed during the first quarter of 2010 and is recorded in the line “Litigation settlement” in the Consolidated Statements of Net Income.

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios in the U.S. District Court for the District of Delaware. Redbox asserted antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would have prohibited us from receiving delivery of their DVD titles until several weeks following their release for sale. Pursuant to the terms of the Universal Studios Agreement, on April 22, 2010, Redbox agreed to dismiss its complaint against Universal Studios with prejudice. Redbox also filed separate complaints against Fox and Warner Home Video (“Warner”) in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed amended complaints against Fox and Warner, supplementing its original complaints with additional claims of tortious interference and unfair competition. Pursuant to the terms of the agreements with Warner and Fox, on February 16, 2010 and April 22, 2010, respectively, Redbox agreed to dismiss its complaints against Warner and Fox with prejudice.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the state court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

NOTE 12: PURCHASE OF REMAINING NON-CONTROLLING INTERESTS IN REDBOX

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

NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION

The following table provides supplemental cash flow information for the period indicated for our continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
CASH FLOW INFORMATION FOR CONTINUING OPERATIONS:
Cash paid during the period for interest	$6,520	$6,602	$10,409	$11,390
Cash paid during the period for income taxes	1,599	505	2,134	918
NONCASH INVESTING AND FINANCING ACTIVITIES FROM CONTINUING OPERATIONS:
Non-cash consideration for purchase of Redbox non-controlling interest	$0	$(90,297)	$0	$59,301
Purchase of vehicles financed by capital lease obligations	1,023	295	1,635	1,393
Non-cash leasehold improvement additions	2,364	0	2,364	0

Non-cash consideration for purchase of Redbox non-controlling interest was negative in the second quarter of 2009 due to cash paid subsequent to the initial purchase of Redbox in the first quarter of 2009.

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

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin businesses. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. As of June 30, 2010, we had approximately 26,900 DVD kiosks in 24,000 locations and 19,000 coin-counting kiosks in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

Recent events

Sale of electronic payment services business (“E-Pay Business”)

On May 25, 2010, we sold our subsidiaries comprising our E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. The purchase price is subject to a post-closing net working capital adjustment. Our continuing cash flows from the E-Pay Business after the disposal are expected to be insignificant. We have presented the disposition of our E-Pay Business as well as the operating results from our E-Pay Business under discontinued operations in our Consolidated Statements of Net Income for all periods presented.

Money Transfer Business

As part of exploring strategic alternatives for our Money Transfer business, we committed to a formal plan to sell the Money Transfer business and in the second quarter of 2010 have met the requirements to account for the Money Transfer business as assets held for sale. As a result, we measured our Money Transfer business assets and liabilities at fair value less costs to sell and classified the assets and liabilities as held for sale at June 30, 2010. In addition, the following two conditions that require a component of a business classified as held for sale be reported in discontinued operations for our Money Transfer business have been met:

1.	The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and

2.	The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Our continuing cash flows from the Money Transfer business after the disposal are expected to be insignificant. We have presented the operating results from our Money Transfer business under discontinued operations in our Consolidated Statements of Net Income for all periods presented.

Paramount agreement

On June 15, 2010, Paramount Home Entertainment Inc. (“Paramount”) exercised its option to extend the term of the revenue sharing license agreement (the “Paramount Agreement”) between Paramount and our Redbox subsidiary to December 31, 2014. As per the terms of the original agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Redbox will continue to receive delivery of the titles by the “street date,” the first date on which the DVDs are available to the general public for home entertainment purposes, whether on a rental or sell-through basis. At Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. As a result of the extension, we granted 200,000 shares of restricted stock to Paramount which vest over the remaining term of the agreement.

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

Management of Business Segments

We sold our E-Pay Business in May 2010 and we reclassified our Money Transfer business to assets of business held for sale and discontinued operations in the second quarter of 2010, and as a result, our business segments are now DVD services and Coin services:

•

DVD services – We offer self-service DVD rentals through 26,900 kiosks in 24,000 locations where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass merchants, drug stores, restaurants, and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees. DVD services revenue is generated primarily through fees charged to rent a DVD. In retailers with high performing DVD kiosks we may add another kiosk to drive additional revenue and provide a broader product offering.

•

Coin services – We offer self-service coin-counting services. We own and service all of our coin-counting kiosks, providing a convenient and trouble-free service to retailers. We own and operate more than 19,000 coin-counting machines in the United States, Canada, Puerto Rico, Ireland, and the United Kingdom (approximately 12,000 of which are enabled to provide electronic payment products and services). Coin-counting revenue is generated through transaction fees from our consumers and retailers.

We manage our business by evaluating the financial results of these segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and stock compensation expense and share-based payments (“segment operating income”). Segment operating income contains the internally allocated costs including the shared service functions, which consist primarily of corporate executive management, sales, finance, legal, human resources, and information technology. We also review depreciation and amortization allocated to each segment.

We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue decreases more than expected, our CEO may consider allocating less financial or other resources to that segment in the future. We continually evaluate the shared service allocation methods used for segment reporting purposes, and this may result in changes to segment allocations in future periods.

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

Results of Operations

Summary of operating results

Total revenue/Total operating income

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Total consolidated revenue	$342.4	$253.8	$88.6	34.9%	$665.5	$466.6	$198.9	42.6%
Total consolidated income from operations	$29.3	$25.8	$3.5	13.6%	$53.9	$46.3	$7.6	16.4%
Income from operations as a % of Total Revenue	8.6%	10.2%			8.1%	9.9%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The increase in our total consolidated revenue for the second quarter of 2010 compared with the second quarter of 2009 was driven primarily by our DVD services segment, which accounted for $83.0 million of the change as a result of an increase in the number of DVD installed kiosks in our retailers’ locations as well as increased rentals from our existing installed kiosks. The number of our DVD kiosks installed was 26,900 at June 30, 2010, representing a net increase of 9,000 kiosks from June 30, 2009. In addition, same store sales for our DVD services segment grew by approximately $6.5 million, or 3.5% and net revenue per transaction increased to $2.17 in the second quarter of 2010 compared with $2.04 during the prior year quarter.

The increase in our consolidated income from operations for the second quarter of 2010 compared to the second quarter of 2009 was driven primarily by the increase in our net segment operating income of $15.5 million, $14.8 million of which came from the DVD segment, offset by the increase in depreciation, amortization and other expense of $9.4 million and the increase in stock-based compensation and share-based payments expense of $2.7 million. The increase in depreciation, amortization and other expense was primarily due to the increase in installations of DVD kiosks and $2.0 million of increased depreciation and amortization expense resulting from a change in the estimated useful lives of DVDXpress kiosks. Share-based payment expense increased due to $1.0 million related to our copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc., that we entered into in July 2009 and $1.2 million related to shares granted in the second quarter of 2010 to Paramount upon its exercise of the option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary. Our segment operating income and depreciation, amortization and other expense is discussed individually for each segment below.

Adjusted earnings, before interest, taxes, depreciation and amortization, and other from continuing operations (“adjusted EBITDA from continuing operations”), a non-GAAP measure, totaled $65.5 million for the second quarter of 2010, compared with $50.0 million for the second quarter of 2009. Adjusted EBITDA from continuing operations increased during the current year quarter primarily due to the year-over-year increases in consolidated revenue and segment operating income. Income from continuing operations, the comparable GAAP measure to adjusted EBITDA from continuing operations, totaled $12.8 million in the second quarter of 2010 compared with $10.5 million in the second quarter of 2009. The increase is due to increased segment operating income in the current year period as discussed above. See “Non-GAAP Financial Measures” section below for our reconciliation of adjusted EBITDA from continuing operations to income from continuing operations.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The increase in our total consolidated revenue for the first six months of 2010 compared with the first six months of 2009 was driven primarily by our DVD services segment which accounted for $191.5 million of the change as a result of an increase in the number of DVD installed kiosks in our retailers’ locations as well as increased rentals from our existing installed kiosks. The number of our DVD kiosks installed was 26,900 at June 30, 2010, representing a net increase of 9,000 kiosks from June 30, 2009. In addition, same store sales for our DVD services segment grew by approximately $37.4 million, or 11.1% and net revenue per transaction increased to $2.16 in the first six months of 2010 compared with $2.02 during the first six months of 2009.

The increase in our consolidated income from operations for the first six months of 2010 compared to the first six months of 2009 was driven primarily by the favorable results from our net segment operating income of $32.6 million, of which $38.4 million of the increase was provided by our DVD services segment, offset by the increase in depreciation, amortization and other expense of $22.0 million and the increase in stock-based compensation and share-based payments expense of $3.0 million. The increase in depreciation, amortization and other expense was primarily due to the increase in installations of DVD kiosks, $5.2 million of increased depreciation and amortization expense resulting from a change in the estimated useful lives of certain DVDXpress kiosks and $3.3 million in disposal costs of coffee kiosks during the first six months of 2010. Share-based payment expense increased due to $1.6 million related to our copy depth license agreement with Sony that we entered into in July 2009 and $1.2 million related to shares granted in the second quarter of 2010 to Paramount upon its exercise of the option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary. Our segment operating income and depreciation, amortization and other expense is discussed individually for each segment below.

Adjusted EBITDA from continuing operations totaled $125.9 million for the first six months of 2010, compared with $93.3 million for the first six months of 2009. Adjusted EBITDA from continuing operations increased during the current year period primarily due to the year-over-year increases in consolidated revenue and segment operating income. Income from continuing operations, the comparable GAAP measure to adjusted EBITDA from continuing operations, totaled $22.1 million in the first six months of 2010 compared with $20.4 million in the first six months of 2009. The increase is primarily due to increased depreciation in the current year period as discussed above. See “Non-GAAP Financial Measures” section below for our reconciliation of adjusted EBITDA from continuing operations to income from continuing operations.

Segment Revenue/Operating income (loss)/Depreciation, amortization and other

DVD services

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
DVD services revenue	$271.9	$188.9	$83.0	43.9%	$535.1	$343.6	$191.5	55.7%
DVD services operating income	$39.0	$24.2	$14.8	61.2%	$83.5	$45.1	$38.4	85.1%
Operating income as a % of segment revenue	14.3%	12.8%			15.6%	13.1%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The increase in DVD services revenue for the second quarter of 2010 compared with the second quarter of 2009 was primarily driven by the increase in the number of rentals resulting from new kiosk placements. Also contributing to the growth in DVD revenue was an increase in net revenue per transaction to $2.17 in the second quarter of 2010 compared with

$2.04 during the prior year quarter, as well as an increase in the volume of rentals from existing installed kiosks with same store sales growing by approximately $6.5 million, or 3.5%. The same store sales growth rate was negatively impacted by the transitional effects of contractual delays in procuring DVD content from certain studios. The recently signed agreements with Warner Home Video (“Warner”), Universal Studios and Fox make DVDs available for rental 28 days after a title’s “street date” (the earliest date established by the studio on which the title’s DVDs are initially made available to the general public on a rental or sell-through basis). Despite the negative impact on same store sales growth from the product delays, this product is procured at a lower per unit cost than product acquired through third party distributors and product purchased by our field team through third party retailers and we expect these agreements to have a favorable impact on our operating income margins.

The DVD services segment operating income increased for the second quarter of 2010 as compared with the prior year quarter, primarily reflecting the favorable impact of the growth in segment revenue. The increase in DVD services segment operating income as a percentage of revenue for the second quarter of 2010 compared with the second quarter of 2009 reflects the favorable effects of leveraging general and administrative expenses over the increased revenue base, offset in part by increased spending on national marketing programs, including radio advertising, search engine marketing and social media outlets. Gross margin as a percentage of revenue for our DVD services segment totaled 56.4% for the second quarter of 2010 compared with 57.4% for the second quarter of 2009. Gross margin for our DVD services segment is computed as segment revenue, less DVD product costs which includes the share-based payment expense associated with restricted stock that has been granted to certain studios under the supply agreements. The decline in gross margin was due in part to the share-based payment expense, as well as a decrease in DVD salvage values.

Our DVD content has been acquired from three primary sources: through direct supply agreements with certain studios, through third party distributors, and from purchases made through third party retailers by our field team. Upon entering into the previously announced DVD supply agreements with Warner, Universal and Fox, we no longer use our field team to purchase DVD content from third party retailers. Our direct supply agreements with studios provide for a lower initial product cost than a purchase from a distributor; however, we typically cannot re-sell this product at the end of its rental term resulting in no salvage value. Some of the direct supply agreements provide that a percentage of the rental revenue be shared with the movie studios. The cost of DVDs procured through direct supply agreements with movie studios comprised 93% and 23% of the total cost of DVD purchases during the second quarters of 2010 and 2009, respectively.

If we do not have a direct supply agreement with a movie studio, we purchase DVD content from distributors. These purchases are at a higher initial product cost than the direct supply agreements with movie studios; however, we attempt to re-sell the product at the end of its rental term. Over the last two years, we have experienced steady declines in the salvage values of product purchased from distributors. As we have entered into several direct supply agreements with movie studios, the cost of DVDs procured through purchases from distributors has declined substantially from the prior year and comprised 6% of the total cost of DVD purchases during the second quarter of 2010, compared with 76% for the second quarter of 2009.

In the instances where a movie studio previously restricted the distribution of DVDs to our DVD services segment, our field team procured the product from third party retailers or wholesale distributors. The DVDs purchased through these alternative procurement sources were acquired at a higher cost and typically in less advantageous quantities than our other two procurement sources. The cost of DVDs acquired through the alternative procurement sources comprised 1% of the total cost of DVD purchases during the second quarters of 2010 and 2009. In February 2010, we entered into a DVD licensing agreement with Warner and in April 2010, we entered into the Universal Studios Agreement and the Fox Agreement. As a result of these agreements, there are no movie studios restricting the distribution of DVDs to our DVD services segment.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The increase in DVD services revenue for the first six months of 2010 compared with the first six months of 2009 was primarily driven by the increase in the number of rentals resulting from new kiosk placements. Also contributing to the growth in DVD revenue was an increase in the volume of rentals from existing installed kiosks with same store sales growing by approximately $37.4 million, or 11.1%, as well as an increase in net revenue per transaction to $2.16 in the first six months of 2010 compared with $2.02 during the first six months of the prior year.

The DVD services segment operating income increased for the first six months of 2010 as compared with the first six months in the prior year reflecting the favorable impact of the growth in segment revenue. The increase in DVD services segment operating income as a percentage of revenue for the first six months of 2010 compared with the first six months of 2009 primarily reflects the favorable effects of leveraging general and administrative expenses over the substantially higher revenue base. Gross margin as a percentage of revenue for our DVD services segment totaled 57.7% for the first six months of 2010 compared with 58.4% for the first six months of 2009. The decline in gross margin was due in part to the share-based payment expense associated with restricted stock that has been granted to certain studios under the supply agreements, as well as a decrease in DVD salvage values.

The cost of DVDs procured through direct supply agreements with movie studios comprised 90% and 28% of the total cost of DVD purchases during the first six months of 2010 and 2009, respectively. The cost of DVDs procured through purchases from distributors comprised 5% and 70% of the total cost of DVD purchases during the first six months of 2010 and 2009, respectively. The cost of DVDs procured through the alternative procurement sources comprised 5% and 2% of the total cost of DVD purchases during the first six months of 2010 and 2009, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
DVD services depreciation, amortization and other	$23.9	$14.7	$9.2	62.6%	$46.1	$27.9	$18.2	65.2%
Depreciation, amortization and other as a % of segment revenue	8.8%	7.8%			8.6%	8.1%

DVD services segment depreciation, amortization and other increased both in the second quarter of 2010 compared with the second quarter of 2009 and during the first six months of 2010 compared to the first six months of 2009 primarily due to depreciation expense associated with the net installation of 9,000 DVD kiosks over the last four quarters. Additionally, in the first quarter of 2010, we revised the estimated useful lives of certain DVDXpress kiosks. The change in estimated useful lives resulted in additional depreciation expense of $2.0 million in the second quarter of 2010 and $5.2 million in the first six months of 2010.

Coin services

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Coin services revenue	$70.4	$64.9	$5.5	8.5%	$130.4	$123.0	$7.4	6.0%
Coin services operating income	$26.5	$25.8	$0.7	2.7%	$42.5	$48.3	$(5.8)	-12.0%
Operating income as a % of segment revenue	37.6%	39.8%			32.6%	39.3%

Three months ended June 30, 2010 compared to three months ended June 30, 2009

The increase in Coin services revenue for the second quarter of 2010 compared with the second quarter of 2009 was primarily driven by an increase in our coin-counting transaction fee from 8.9% to 9.8% that took effect for most of our coin-counting kiosks in the first quarter of 2010. Same store sales growth was 7.9% during the second quarter of 2010 for the Coin services segment, compared with a negative 4.3% in the prior year period.

The increase in Coin services segment operating income for the second quarter of 2010 compared with the second quarter of 2009 was primarily driven by the increased revenue, offset by increased costs associated with higher revenue including field operations, revenue share, and incremental personnel-related costs in the general and administrative function to support the higher revenues.

The decrease in Coin services segment operating income as a percentage of revenue was primarily driven by increased percentage in operating expenses due in part to the higher field operations resulting from kiosk repair and maintenance costs, increased revenue share expense and transactional tax expense as a percentage of revenue in the second quarter of 2010 compared with the prior period.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

The increase in Coin services revenue for the first six months of 2010 compared with the first six months of 2009 was primarily driven by the increase in our coin-counting transaction fee. Excluding currency fluctuations, Coin services revenue increased by $6.7 million (or 5.4%) for the second quarter of 2010 compared with the prior year period.

The decrease in Coin services segment operating income for the first six months of 2010 compared with the first six months of 2009 was primarily driven by $5.4 million in costs we incurred due to our patent settlement with ScanCoin in April 2010. The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents, was expensed during the first quarter of 2010.

The decrease in Coin services segment operating income as a percentage of revenue was primarily driven by the patent settlement and increased percentage in operating expenses due in part to the higher field operations resulting from kiosk repair and maintenance costs, increased revenue share expense and transactional tax expense as a percentage of revenue in the first six months of 2010 compared with the prior year period.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Coin services depreciation, amortization and other	$7.7	$7.4	$0.3	4.1%	$18.2	$14.4	$3.8	26.4%
Depreciation, amortization and other as a % of segment revenue	10.9%	11.4%			14.0%	11.7%

Depreciation, amortization and other was consistent in the second quarter of 2010 for the Coin services segment compared with the second quarter of 2009. Depreciation, amortization and other expenses increased in the first six months of 2010 for the Coin services segment compared with the first six months of 2009 primarily due to the $3.2 million disposal of coffee kiosks in the first quarter of 2010 included in our Coin segment, which is included in depreciation expense.

Expenses

Direct Operating Expenses

Our direct operating expenses consist primarily of (1) amortization of our DVD library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin pick-up, transportation and processing expenses, and (4) field operations support. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Direct operating expenses	$241.8	$174.9	$66.9	38.3%	$466.8	$318.4	$148.4	46.6%
as a % of Total Revenue	70.6%	68.9%			70.1%	68.2%

Direct operating expenses increased for the second quarter of 2010 and the first six months of 2010 compared with the prior year periods primarily due to the growth of DVD services revenue, resulting in increased product costs as well as the operating expenses associated with the increased revenue. The total increase in direct operating expenses for our DVD services segment for the second quarter of 2010 compared with the second quarter of 2009 was $65.4 million, of which approximately $62.5 million was driven by the increase in DVD services revenue. The total increase in direct operating expenses for our DVD services segment for the first six months of 2010 compared with the first six months of 2009 was $144.8 million, of which approximately $142.4 million was driven by the increase in DVD services revenue. Direct operating expenses for our Coin services segment increased $1.5 million and $3.6 million for the three and six months ended June 30, 2010, respectively compared to the prior year periods. The increases for the Coin services segment were due to higher revenue related to the fee increases resulting in higher direct operating expenses.

The direct operating expenses as a percentage of revenue increased by 1.7% and 1.9% during the second quarter of 2010 and the first six months of 2010 compared with the prior year periods. These increases were driven mainly by higher DVD product costs including the share-based payment expense associated with restricted stock that was granted to Sony in July 2009 and Paramount in June 2010.

Marketing

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing, and public relations efforts in national and regional advertising and major international markets.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Marketing	$5.9	$3.7	$2.2	59.5%	$8.6	$6.7	$1.9	28.4%
as a % of Total Revenue	1.7%	1.5%			1.3%	1.4%

Marketing expenses increased for the second quarter of 2010 and the first six months of 2010 compared with the prior year periods due to increased spending in our DVD segment. During the second quarter of 2010, we introduced certain national marketing programs for our DVD segment through radio advertising, search engine marketing and social media outlets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Research and development	$1.8	$1.3	$0.5	38.5%	$3.2	$2.6	$0.6	23.1%
as a % of Total Revenue	0.5%	0.5%			0.5%	0.6%

Research and development expenses were relatively consistent for 2010 periods as compared with 2009 periods.

General and Administrative

Our general and administrative expenses consist primarily of executive management, finance, management information system, human resources, legal, facilities, risk management, as well as administrative support for field operations.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
General and administrative	$31.9	$26.0	$5.9	22.7%	$63.4	$50.4	$13.0	25.8%
as a % of Total Revenue	9.3%	10.2%			9.5%	10.8%

General and administrative expenses increased during the second quarter of 2010 and the first six months of 2010 in order to sustain the growth of the DVD services segment. In addition, we incurred increased costs for our shared services function to support our DVD and Coin services segments.

Litigation settlement

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Litigation settlement	$0.0	$0.0	$0.0	0.0%	$5.4	$0.0	$5.4	100.0%
as a % of Total Revenue	0.0%	0.0%			0.8%	0.0%

During the first quarter of 2010 we recognized $5.4 million in costs due to our patent litigation settlement with ScanCoin in April 2010. The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents, was expensed during the first quarter of 2010.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Depreciation and other	$30.6	$21.3	$9.3	43.7%	$62.4	$40.6	$21.8	53.7%
as a % of Total Revenue	8.9%	8.4%			9.4%	8.7%

Depreciation and other expenses increased in the second quarter of 2010 compared with the second quarter of 2009 primarily due to the net installation of 9,000 DVD kiosks and the change in useful lives of DVDXpress kiosks resulting in additional depreciation of $2.0 million in the second quarter of 2010.

Depreciation and other expenses increased in the first six months of 2010 due to the net installation of DVD kiosks and the change in estimated useful lives of DVDXpress kiosks and the disposal of coffee kiosks. The change in DVD kiosk useful lives resulted in additional depreciation of $5.2 million and the disposal of coffee kiosk added $3.3 million in depreciation.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships and, to a lesser extent, internally developed software.

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Amortization of intangible assets	$1.0	$0.9	$0.1	11.1%	$1.9	$1.8	$0.1	5.6%
as a % of Total Revenue	0.3%	0.4%			0.3%	0.4%

Amortization expense remained consistent for the second quarter and first six months of 2010 compared to the prior year periods.

Other Income and Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions, except percentages)	2010	2009	$ Chng	% Chng	2010	2009	$ Chng	% Chng
Interest expense	$(9.2)	$(8.6)	$(0.6)	7.0%	$(18.4)	$(15.1)	$(3.3)	21.9%
Non-controlling interests	$0.0	$0.0	$0.0	0.0%	$0.0	$(3.6)	$3.6	-100.0%

Interest expense increased for the second quarter of 2010 compared with the second quarter of 2009 due to higher interest rates net of hedging, partially offset by increased interest expense due to higher average debt balances in the second quarter of 2009. Interest expense increased for the first six months of 2010 compared with the prior year period due to higher interest rates and higher average debt balances during the 2010 period.

Non-controlling interest for the first six months of 2009 represents the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.

Income Tax Expense

The effective tax rate from continuing operations attributable to Coinstar, Inc. was 36.5% and 38.9% for the second quarters ended June 30, 2010 and 2009, respectively. The effective tax rate from continuing operations attributable to Coinstar, Inc. was 37.8% and 39.0% for the six months ended June 30, 2010 and 2009, respectively. These rates differ from the federal statutory rate primarily due to incentive stock options. The effective tax rate was lower in the current year periods due to an increase in incentive stock option exercises compared with the prior year periods.

Liquidity and Capital Resources

Cash and Liquidity

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of June 30, 2010, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $257.1 million. This consisted of cash and cash equivalents immediately available to fund our operations of $132.6 million, cash in machine or in transit of $48.4 million and cash being processed of $76.1 million (which relates to our coin retailer payable liability as recorded in “accrued payable to retailers” in the Consolidated Balance Sheets). Working capital was $73.6 million as of June 30, 2010, compared with working capital of $16.1 million as of December 31, 2009. The increase in working capital was primarily due to the timing of payments to our vendors and retailers.

Net cash provided by operating activities from continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
OPERATING ACTIVITIES:
Net income	$13.4	$7.0	$19.8	$12.5
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and other	30.6	21.3	62.4	40.6
Amortization of intangible assets and deferred financing fees	1.5	1.2	2.9	2.3
Non-cash stock-based compensation for employees	2.3	1.9	5.0	4.7
Share-based payments for DVD agreement	2.2	0	2.8	0
Excess tax benefit on share-based awards	(5.5)	(0.1)	(6.2)	(0.1)
Deferred income taxes	5.6	2.7	8.8	4.5
(Gain) loss from discontinued operations, net of tax	(0.5)	3.6	2.3	7.9
Non-cash interest from convertible debt	1.5	0	3.0	0
Other	0.0	(0.1)	0.2	0.1

Subtotal of adjustments	37.7	30.5	81.2	60.0
Cash provided by changes in operating assets and liabilities	53.6	(4.5)	56.4	(52.7)

Net cash provided by operating activities from continuing operations	$104.7	$33.0	$157.4	$19.8

The increase in net cash provided by operating activities from continuing operations for the second quarter of 2010 compared with the second quarter of 2009 was due to an increase in cash provided by working capital of $58.1 million, the increase in adjustments to reconcile net income to net cash provided by operating activities of $7.2 million and the $6.4 million increase in net income. The increase in net cash provided by operating activities from continuing operations for the first six months of 2010 compared with the first six months of 2009 was due to an increase in cash provided by working capital of $109.1 million, the $21.2 million increase in adjustments to reconcile net income to net cash provided by operating activities, and the $7.3 million increase in net income.

Cash provided by working capital increased for both the three and six months ended June 30, 2010 compared to the prior year periods due to an increase in miscellaneous accruals, including studio-related accruals and accrued payroll bonuses. Cash provided by working capital also increased during both periods for 2010 due to the timing of payments to vendors. Adjustments to reconcile net income to net cash provided by operating activities increased during both periods in 2010 primarily due to the increase in depreciation expense.

Net cash used by investing activities from continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
INVESTING ACTIVITIES:
Purchase of property and equipment	$(52.8)	$(38.3)	$(84.3)	$(73.3)
Proceeds from sale of E-Pay Business	26.1	0	26.1	0
Proceeds from sale of fixed assets	0.2	0.1	0.3	0.2

Net cash used by investing activities from continuing operations	$(26.5)	$(38.2)	$(57.9)	$(73.1)

Our cash used by investing activities from continuing operations decreased during both the three and six months ended June 30, 2010 compared with the prior year periods primarily due to proceeds from the sale for our E-Pay business during the second quarter of 2010, partially offset by increased purchases of property and equipment for corporate infrastructure, particularly information technology.

Net cash provided by financing activities from continuing operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
FINANCING ACTIVITIES:
Principal payments on capital lease obligations and other debt	$(10.7)	$(5.9)	$(19.3)	$(11.7)
Net borrowings on credit facility	0	18.0	0	73.0
Borrowings on term loan	0	87.5	0	87.5
Financing costs associated with revolving line of credit and convertible debt	0	(1.3)	0	(3.2)
Cash used to purchase remaining non-controlling interests in Redbox	0	(92.3)	0	(102.4)
Excess tax benefit on share-based awards	5.5	0.1	6.2	0.1
Proceeds from exercise of stock options	25.0	1.8	27.3	2.3

Net cash provided by financing activities from continuing operations	$19.8	$7.9	$14.2	$45.6

Principal payments on capital lease obligations and other debt was higher during the three and six months ended June 30, 2010 as compared with the prior year periods due to an increase in our capital lease obligation balances year-over-year. Proceeds from the exercise of stock options was higher during the three and six months ended June 30, 2010 as compared with the prior year periods due to increased exercise activity. The excess tax benefit on share-based awards for the three and six months ended June 30, 2010 reflects the increased exercise activity. Excess tax benefits were not significant in 2009 in accordance with FASB ASC 718 as we were in a taxable loss position.

Free cash flow from continuing operations

Free cash flow from continuing operations, a non-GAAP measure, totaled a positive $51.8 million for the three months ended June 30, 2010 compared to negative $5.3 million in the prior year quarter. Free cash flow from continuing operations totaled a positive $73.0 million for the six months ended June 30, 2010 compared to negative $53.5 million in the prior year period. The increase in the current year periods compared with the prior year periods was due to increased net operating cash flow from continuing operations, offset by increased purchases of property and equipment, both of which are discussed above. See “Non-GAAP Financial Measures” section below for our definition of free cash flow from continuing operations and a reconciliation of free cash flow from continuing operations to net cash provided by operating activities.

Long-term debt

	June 30, 2010	December 31, 2009
	(in thousands)
Revolving line of credit (matures November 2012)	$225,000	$225,000
Convertible debt (matures September 2014)	170,066	167,109

Long-term debt	$395,066	$392,109

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

As of June 30, 2010, the fair value of our Notes was approximately $174.7 million, the carrying value of our Notes was $170.1 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. The unamortized debt discount as of June 30, 2010 was $29.9 million and the amortization of the debt discount will be recognized as non-cash interest expense. We recorded $4.0 million in interest expense in the first six months of 2010 related to the contractual interest coupon of the Notes. We recorded $3.0 million in non-cash interest expense in 2010 related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense over the remaining periods in the amount of $3.0 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

As of June 30, 2010 we were in compliance with all covenants.

Letters of Credit

As of June 30, 2010, we had four irrevocable standby letters of credit that totaled $12.6 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. We expect to renew these letters of credit. As of June 30, 2010, no amounts were outstanding under these standby letter of credit agreements.

Interest rate swap

During the first quarter of 2008, we entered into an interest rate swap agreement with Wells Fargo bank for a notional amount of $150.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. In the fourth quarter of 2008, we entered into another interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swaps are accounted for as cash flow hedges as of June 30, 2010 and December 31, 2009. The cumulative net change in the fair value of the swaps was $3.2 million and was recorded in other comprehensive income, net of tax of $1.3 million, with the corresponding adjustment to “Other accrued liabilities” in our Consolidated Financial Statements. We reclassify a corresponding amount from “Accumulated other comprehensive income” to “Interest expense” in the Consolidated Statement of Net Income as the interest payments are made. Estimated losses in accumulated other comprehensive income of approximately $3.2 million are expected to be reclassified into earnings as a component of interest expense over the next twelve months. The net gain or loss included in our Consolidated Statement of Net Income representing the amount of hedge ineffectiveness was inconsequential. The term of the $75.0 million swap is through October 28, 2010. The term of the $150.0 million swap is through March 20, 2011.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is five years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on this license fee earned by McDonald’s USA and its franchisees. As of June 30, 2010, debt associated with the Rollout Agreement of $14.3 million was included in current and long-term debt in our Consolidated Balance Sheets. As of June 30, 2010, included in “Other accrued liabilities” in our Consolidated Balance Sheets was accrued interest associated with the Rollout Agreement of $2.4 million.

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

We use the non-GAAP measure adjusted EBITDA from continuing operations. We have disclosed this measure so that users of the financial statements have the same financial data that management uses in making comparisons to our historical operating results and analyzing our underlying performance. Our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented in our discussion of Results of Operations section above may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The difference between adjusted EBITDA from continuing operations and income from continuing operations, which is the most comparable GAAP financial measure, is that adjusted EBITDA from continuing operations excludes the impact of net interest expense, income taxes, depreciation, amortization and other certain non-cash charges including any write-off from early retirement of debt, goodwill impairment, and stock-based compensation and share-based payments from continuing operations. The table below provides a reconciliation of adjusted EBITDA from continuing operations to income from continuing operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$12,841	$10,530	$22,080	$20,431
Depreciation, amortization and other	31,612	22,175	64,292	42,325
Interest expense, net	9,073	8,611	18,339	15,077
Income taxes	7,389	6,702	13,395	10,729
Stock-based compensation and share-based expense	4,570	1,942	7,787	4,737

Adjusted EBITDA from continuing operations	$65,485	$49,960	$125,893	$93,299

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net cash provided by operating activities from continuing operations	$104,651	$32,965	$157,381	$19,760
Purchase of property and equipment	(52,822)	(38,288)	(84,339)	(73,276)

Free cash flow from continuing operations	$51,829	$(5,323)	$73,042	$(53,516)

Contractual Obligations

There have been no material changes during the period covered by this report and as of June 30, 2010, outside of the ordinary course of our business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K with the exception of the following:

•

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

•

On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement with Universal Studios, and Redbox estimates that it would pay Universal Studios approximately $82.8 million, during the term of the Universal Studios Agreement, which is expected to last from April 22, 2010 through April 21, 2012. Annual commitments under this agreement are expected to be $23.2 million in 2010, $42.7 million in 2011, and $16.9 million in 2012.

•

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

•

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary to December 31, 2014. As a result, Redbox estimates that it would pay Paramount approximately $433.7 million during the term of the Paramount Agreement. Annual commitments under this agreement are expected to be $31.7 million in 2010, $92.3 million in 2011, $100.2 million in 2012, $103.5 million in 2013, and $106.0 million in 2014.

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

Based on the balance of our outstanding revolving line of credit of $225.0 million as of June 30, 2010, an increase or decrease in interest rates over the next year would not affect our interest expense due to our interest rate swap arrangements. We have hedged our interest rate risk by entering into two interest rate swaps with notional amounts of $150.0 million and $75.0 million, respectively. The interest rate swaps convert our variable one-month LIBOR rate financing into a fixed interest rate financing. These fixed interest rate swaps reduce the effect of fluctuations in the market interest rates. The term of the $150.0 million swap is through March 20, 2011. The term of the $75.0 million swap is through October 28, 2010.

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

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2008, our Redbox subsidiary filed a complaint against Universal Studios in the U.S. District Court for the District of Delaware. Redbox asserted antitrust, copyright misuse, and tortious interference claims, in response to distribution terms implemented or proposed by Universal Studios that would have prohibited us from receiving delivery of their DVD titles until several weeks following their release for sale. Pursuant to the terms of the Universal Studios Agreement, on April 22, 2010, Redbox agreed to dismiss its complaint against Universal Studios with prejudice. Redbox also filed separate complaints against Fox and Warner in August 2009, alleging substantially similar claims to those in the Universal Studios litigation. In November 2009, Redbox filed amended complaints against Fox and Warner, supplementing its original complaints with additional claims of tortious interference and unfair competition. Pursuant to the terms of the agreements with Warner and Fox, on February 16, 2010 and April 22, 2010, respectively, Redbox agreed to dismiss its complaints against Warner and Fox with prejudice.

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the state court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter.

Item 1A.	Risk Factors

Other than the risk factors discussed below, there have been no material changes from risk factors previously disclosed in our Form 10-K. As a result of the sale of our E-Pay Business, risk factors previously disclosed related to the E-Pay Business are no longer relevant.

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

However, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including simultaneous video-on-demand/computer downloads/online streaming and DVD releases or making video-on-demand/computer downloads/online streaming available prior to DVD release. For example, there have been recent announcements that certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release. Further, certain studios have implemented or announced their intention to implement policies to lengthen the time that certain video retailers, including those providing movies on physical formats, must wait before renting movies following their initial release on DVD to retailers. For example, our Redbox subsidiary has entered into arrangements with Warner Home Video, Universal Studios Home Entertainment LLC and 20th Century Fox Home Entertainment LLC that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our DVD services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for DVD services would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. Further, the delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. In addition, if we are unable to comply with or lack the necessary internal controls to ensure appropriate documentation and tracking of DVD inventory, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks to theft and misuse of property, any of which may negatively affect our margins in the DVD services business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

For example, we have entered into licensing agreements with Sony Pictures Home Entertainment, Lionsgate Films and Paramount Home Entertainment under which we agreed to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. Under these agreements, the studios agreed to provide delivery of their DVDs by the “street date,” the first date on which the DVD releases are available to the general public for home entertainment purposes on a rental basis (and in the case of Paramount Home Entertainment, on either a rental or sell-through basis). The terms of these agreements run through the end of 2014), but each of the movie studios have options to terminate the agreements in the second half of 2011 pursuant to the terms of the respective agreements. In addition, we have a licensing arrangement with Warner Home Video, Universal Studios Home Entertainment LLC and 20th Century Fox Home Entertainment LLC that make DVDs available for rental 28 days after the street date (whether on a rental or sell-through basis). Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, if the titles or format provided are not attractive to our consumers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our DVD services business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. If consumers chose to rent these DVD titles from our competitors, purchase the DVD titles rather than rent from us, or find our DVD title selection unbalanced or unappealing, our business, operating results and financial condition could be materially and adversely affected. In addition, we have incurred and may incur additional non-cash increases to operating expenses amortized over the terms of any such arrangements that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

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

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007, from the issuance of new shares of capital stock under our employee equity compensation plans. However, our board of directors has only authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003, from our employee equity compensation plans. As of June 30, 2010, this authorization allowed us to repurchase up to $68.7 million of our common stock.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2010:

	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as part of the Publicly Announced Repurchase Plans	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
4/1/10 - 4/30/10	705	$34.37	0	$54,357,558
5/1/10 - 5/31/10	1,921	$55.36	0	$66,723,195
6/1/10 - 6/30/10	33	$53.02	0	$68,672,121

	2,659	$49.77	0	$68,672,121

(1)	Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may yet be purchased under the programs.

On June 25, 2010, we issued 200,000 shares of unregistered restricted common stock to Paramount in connection with Paramount exercising its option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary on June 15, 2010 as discussed in Note 8 to our Consolidated Financial Statements included in this Form 10-Q. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Paramount represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and

(3) Paramount represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Item 6.	Exhibits

Exhibit Number	Description

4.1	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.

10.1*	Offer Letter between Coinstar, Inc. and Saul M. Gates. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Includes a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on May 3, 2010 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/S/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer
July 29, 2010