Form 10-Q
period 2010-09-30
COINSTAR INC
filed 2010-10-28
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010
Common Stock, $0.001 par value	31,672,225

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$36,535	$19,386
Cash in machine or in transit	43,164	57,141
Cash being processed	67,023	69,330
Accounts receivable, net of allowances of $852 and $859	18,204	19,265
DVD library	94,910	95,531
Deferred income taxes	6,233	12,350
Prepaid expenses and other current assets	15,747	7,756
Assets of businesses held for sale	121,639	159,318

Total current assets	403,455	440,077
Property and equipment, net	436,595	386,433
Deferred income taxes	87,966	99,195
Other assets	12,858	14,358
Intangible assets, net	10,257	14,986
Goodwill	267,750	267,750

Total assets	$1,218,881	$1,222,799

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$110,855	$80,077
Accrued payable to retailers	88,469	92,585
Other accrued liabilities	113,655	80,024
Current portion of long-term debt	7,338	6,812
Current portion of capital lease obligations	19,230	26,322
Liabilities of businesses held for sale	82,525	88,950

Total current liabilities	422,072	374,770
Long-term debt and other	334,601	409,387
Capital lease obligations	11,755	26,234
Deferred tax liability	15	17

Total liabilities	768,443	810,408

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.001 par value—60,000,000 and 45,000,000 authorized; 34,664,810 and 33,002,865 shares issued; 31,666,692 and 31,076,784 shares outstanding	453,070	406,333
Retained earnings	90,285	50,971
Treasury stock	(90,076)	(40,831)
Accumulated comprehensive loss	(2,841)	(4,082)

Total stockholders’ equity	450,438	412,391

Total liabilities and stockholders’ equity	$1,218,881	$1,222,799

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$380,187	$267,725	$1,045,665	$734,322
Expenses:
Direct operating (1)	255,449	184,483	722,204	502,884
Marketing	7,811	4,154	16,375	10,837
Research and development	1,699	1,360	4,928	3,916
General and administrative	37,655	26,004	101,053	76,368
Depreciation and other (1) (2)	30,626	22,047	93,054	62,616
Amortization of intangible assets	756	928	2,620	2,684
Litigation settlement	0	0	5,379	0

Total expenses	333,996	238,976	945,613	659,305

Income from operations	46,191	28,749	100,052	75,017
Other income (expense):
Foreign currency and other, net	(130)	12	(177)	(19)
Interest income	48	3	135	39
Interest expense	(8,741)	(9,357)	(27,167)	(24,470)
Early retirement of debt	0	(1,082)	0	(1,082)

	(8,823)	(10,424)	(27,209)	(25,532)

Income from continuing operations before income taxes	37,368	18,325	72,843	49,485
Income tax expense	(15,969)	(6,706)	(29,364)	(17,435)

Income from continuing operations	21,399	11,619	43,479	32,050
Income (loss) from discontinued operations, net of tax	(1,894)	29,744	(4,165)	21,861

Net income	19,505	41,363	39,314	53,911
Net income attributable to non-controlling interests	0	0	0	(3,627)

Net income attributable to Coinstar, Inc	$19,505	$41,363	$39,314	$50,284

Basic Earnings Per Share:
Basic earnings per share from continuing operations attributable to Coinstar, Inc.	$0.68	$0.38	$1.38	$0.96
Basic earnings (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.06)	0.98	(0.13)	0.73

Basic earnings per share attributable to Coinstar, Inc.	$0.62	$1.36	$1.25	$1.69

Diluted Earnings Per Share:
Diluted earnings per share from continuing operations attributable to Coinstar, Inc.	$0.66	$0.38	$1.35	$0.94
Diluted earnings (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.06)	0.96	(0.13)	0.72

Diluted earnings per share attributable to Coinstar, Inc.	$0.60	$1.34	$1.22	$1.66

Weighted Average Shares Outstanding:
Shares used in basic per share calculations	31,411	30,437	31,364	29,829
Shares used in diluted per share calculations	32,382	30,840	32,179	30,209

(1)	“Direct operating” above excludes depreciation and other of $26.8 million and $83.3 million for the three and nine months ended September 30, 2010, respectively and $19.4 million and $54.9 million for the three and nine months ended September 30, 2009, respectively.
(2)	“Depreciation and other” includes both loss from the write-down and acceleration of depreciation for certain revenue generating kiosks in the amount of $0.9 million and $9.5 million for the three and nine months ended September 30, 2010, respectively.

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
BALANCE, June 30, 2010	32,717,095	$448,955	$70,780	$(40,831)	$(4,708)	$474,196
Proceeds from exercise of options, net	15,088	422	0	0	0	422
Stock-based compensation expense	6,546	1,745	0	0	0	1,745
Tax benefit on stock-based compensation expense	0	558	0	0	0	558
Shares issued for DVD agreement	0	1,390	0	0	0	1,390
Shares repurchased	(1,072,037)	0	0	(49,245)	0	(49,245)
Net income	0	0	19,505	0	0	19,505
Gain on short-term investments net of tax expense of $3	0	0	0	0	3	3
Foreign currency translation adjustments net of tax expense of $61	0	0	0	0	1,052	1,052
Interest rate hedges on long-term debt net of tax expense of $519	0	0	0	0	812	812

BALANCE at September 30, 2010	31,666,692	$453,070	$90,285	$(90,076)	$(2,841)	$450,438

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
BALANCE, December 31, 2009	31,076,784	$406,333	$50,971	$(40,831)	$(4,082)	$412,391
Proceeds from exercise of options, net	1,154,533	27,933	0	0	0	27,933
Stock-based compensation expense	307,412	6,837	0	0	0	6,837
Tax benefit on stock-based compensation expense	0	7,755	0	0	0	7,755
Shares issued for DVD agreement	200,000	4,212	0	0	0	4,212
Shares repurchased	(1,072,037)	0	0	(49,245)	0	(49,245)
Net income	0	0	39,314	0	0	39,314
Gain on short-term investments net of tax expense of $3	0	0	0	0	3	3
Foreign currency translation adjustments net of tax benefit of $56	0	0	0	0	(871)	(871)
Interest rate hedges on long-term debt net of tax expense of $1,348	0	0	0	0	2,109	2,109

BALANCE at September 30, 2010	31,666,692	$453,070	$90,285	$(90,076)	$(2,841)	$450,438

See notes to consolidated financial statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Activities:
Net income	$19,505	$41,363	$39,314	$53,911
Adjustments to reconcile net income to net cash flows provided by operating activities from continuing operations:
Depreciation and other	30,626	22,047	93,054	62,616
Amortization of intangible assets and deferred financing fees	1,264	1,388	4,144	3,650
Stock-based employee compensation	1,700	1,545	6,664	5,982
Share-based payments for DVD agreement	1,390	1,091	4,212	1,091
Excess tax benefits on stock-based awards	(65)	125	(6,290)	0
Deferred income taxes	10,525	(1,004)	19,280	3,485
(Gain) loss from discontinued operations, net of tax	1,894	(29,744)	4,165	(21,861)
Loss on early retirement of debt	0	1,082	0	1,082
Non-cash interest on convertible debt	1,519	480	4,477	480
Other	134	(25)	364	401
Cash provided (used) by changes in operating assets and liabilities from continuing operations:
Accounts receivable	1,057	(5,905)	1,627	2,526
DVD library	(7,580)	(5,156)	619	(12,670)
Prepaid expenses and other current assets	1,496	23	(3,170)	5,810
Other assets	1,088	(826)	2,087	(455)
Accounts payable	733	(11,908)	20,086	(21,756)
Accrued payable to retailers	(8,302)	(14,749)	(4,076)	(15,853)
Other accrued liabilities	7,975	27,106	42,068	553

Net cash provided by operating activities from continuing operations	64,959	26,933	228,625	68,992
Investing Activities:
Purchase of property and equipment	(48,135)	(28,646)	(132,474)	(101,922)
Proceeds from sale of property and equipment	765	48	1,032	200
Cash paid for acquisition, net of cash acquired	0	(159)	0	(159)
Proceeds from sale of electronic payment services business	0	0	26,078	0

Net cash used by investing activities from continuing operations	(47,370)	(28,757)	(105,364)	(101,881)
Financing Activities:
Principal payments on capital lease obligations and other debt	(8,860)	(6,892)	(28,203)	(18,585)
Proceeds from capital lease financing	0	22,020	0	22,020
Net payments on credit facility	(75,000)	(108,000)	(75,000)	(35,000)
Pay-off of term loan	0	(87,500)	0	0
Issuance of convertible debt, net of underwriting discounts and commissions of $6,000	0	194,000	0	194,000
Financing costs associated with revolving line of credit and convertible debt	0	(750)	0	(3,984)
Cash used to purchase remaining non-controlling interests in Redbox	0	(11,514)	0	(113,867)
Excess tax benefits related to stock-based awards	65	(125)	6,290	0
Shares repurchased	(49,245)	0	(49,245)	0
Proceeds from exercise of stock options	709	8,629	27,959	10,889

Net cash provided (used) by financing activities from continuing operations	(132,331)	9,868	(118,199)	55,473
Effect of exchange rate changes on cash	899	121	48	2,950

Increase (decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed from continuing operations	(113,843)	8,165	5,110	25,534

Cash flows from discontinued operations:
Operating cash flows	28,455	(8,706)	8,054	(23,551)
Investing cash flows	(25,023)	4,707	(12,133)	(678)
Financing cash flows	0	(697)	(166)	(2,519)

	3,432	(4,696)	(4,245)	(26,748)
Increase (Decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed	(110,411)	3,469	865	(1,214)

Cash and cash equivalents, cash in machine or in transit, and cash being processed:
Beginning of period	257,133	135,817	145,857	140,500

End of period	$146,722	$139,286	$146,722	$139,286

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for income taxes	$601	$147	$2,735	$904
Cash paid during the period for interest	$3,783	$11,315	$14,192	$22,705
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Non-cash consideration for purchase of Redbox non-controlling interest	$0	$10,808	$0	$48,493
Purchase of vehicles financed by capital lease obligations	$129	$3,148	$1,764	$4,541
Non-cash leasehold improvement	$2,847	$0	$5,211	$0

See notes to consolidated financial statements

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial information included herein has been prepared by Coinstar, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K, however, certain amounts in the prior period financial statements have been reclassified to conform to our current period presentation. The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying Consolidated Financial Statements include the accounts of Coinstar, Inc., our wholly-owned subsidiaries, and companies in which we have a controlling interest. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

To be consistent with our 2010 reporting, we have reclassified certain balances in our consolidated balance sheets as of December 31, 2009 related to our electronic payment services business (the “E-Pay Business”) and money transfer services business (the “Money Transfer Business”) to assets and liabilities of businesses held for sale. In addition, results from our discontinued operations have been retrospectively reported in the consolidated statements of net income and consolidated statements of cash flows for all periods presented. Our reclassifications had no effect on net income or stockholders’ equity.

NOTE 2: ORGANIZATION AND BUSINESS

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin businesses. Our DVD Services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin Services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. As of September 30, 2010, we had approximately 28,500 DVD kiosks in 24,900 locations and 18,900 coin-counting kiosks (approximately 12,300 of which offer a variety of prepaid cards and e-certificates to customers) in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Money Transfer Business

On August 23, 2010, we agreed to sell our subsidiaries comprising our Money Transfer Business to Sigue Corporation (“Sigue”) for approximately $18 million in cash and a seller’s note for $23.5 million, adjusted for the amount by which the closing net working capital of the Money Transfer Business exceeds or falls below $9.0 million. In addition, Sigue will pay us an amount equal to the amount outstanding at closing under the revolving credit arrangement between us and the Money Transfer Business. We expect the sale to close in 2011.

The estimated balance of the seller’s note, including the excess net working capital adjustment, as of September 30, 2010 was approximately $31.6 million. Interest on the outstanding principal balance of the seller’s note to Sigue will be accrued at 8% per annum. Payments of accrued interest along with installments of $500,000 will be due on the first day of each calendar quarter, plus a final payment of interest and all unpaid outstanding balance of the seller’s note, $27.1 million, on the date 30 months following closing. We estimated the fair value of the seller’s note, approximately $23.2 million, based on the discounted cash flow of the forecasted future note payments from Sigue.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The discount rate included management’s best estimate of note default risk. We will continue reviewing and evaluating the factors that may impact the future note payments and discount rate, which may lead to an adjustment of our fair value estimate.

If the sale of the Money Transfer Business is terminated under certain specified circumstances, Sigue may be required to pay us an amount in cash equal to 5% of the purchase price.

Electronic Payment Business

On May 25, 2010, we sold our subsidiaries comprising our E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. The purchase price was subject to a post-closing net working capital adjustment in the amount of $0.5 million, which was finalized in October 2010.

Entertainment Business

We sold our Entertainment Business on September 8, 2009.

Summary Financial Information

During the second quarter of 2010, we committed to a plan to sell our Money Transfer Business and met the requirements to account for the Money Transfer business as assets held for sale, which was measured at fair value less cost to sell and classified as assets of businesses held for sale as of June 30, 2010. As a result of the agreement to sell our Money Transfer Business to Sigue, we updated our estimated loss on the sale of our Money Transfer business in the third quarter of 2010.

The disposition and operating results of our E-Pay Business as well as the results of operations of our Money Transfer Business are presented in discontinued operations in our consolidated statements of net income for all periods presented. The continuing cash flows from both the E-Pay Business and the Money Transfer Business after disposition are expected to be insignificant.

Additionally, the results of operation of our Entertainment Business are presented in discontinued operations on our consolidated statements of net income for the prior period only.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the components of discontinued operations included in the consolidated statements of net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Revenue:
E-Pay Business	$0	$5,770	$8,732	$17,903
Money Transfer Business	24,346	22,475	69,985	64,560
Entertainment Business	0	26,279	0	90,586

	$24,346	$54,524	$78,717	$173,049

Pre-tax gain (loss) from discontinued operations:
E-Pay Business	$0	$436	$(132)	$1,431
Money Transfer Business	(4,011)	(2,358)	(9,459)	(8,782)
Entertainment Business	0	(1,059)	0	(6,956)

	$(4,011)	$(2,981)	$(9,591)	$(14,307)

Gain (loss) on disposal activities:
E-Pay Business	$0	$0	$12,184	$0
Money Transfer Business	(967)	0	(13,170)	0
Entertainment Business	0	(49,828)	0	(49,828)

	$(967)	$(49,828)	$(986)	$(49,828)

Loss from discontinued operations before income tax	$(4,978)	$(52,809)	$(10,577)	$(64,135)
Income tax benefit	3,084	82,553	6,412	85,996

Income (loss) from discontinued operations, net of income tax benefit	$(1,894)	$29,744	$(4,165)	$21,861

Amount of goodwill and other intangible assets disposed of	$0	$4,410	$9,100	$4,410

Cash generated from disposal activities	$0	$0	$26,078	$0

Included in the loss on the sale of our Money Transfer Business was an approximately $6.4 million non-cash write-down of intangible assets during the nine month period ended September 30, 2010.

The major classes of assets and liabilities of our discontinued operations are presented in assets of businesses held for sale and liabilities of businesses held for sale on our consolidated balance sheets. The September 30, 2010 balances presented below include our Money Transfer Business. The December 31, 2009 balances presented below include our Money Transfer and E-Pay Businesses:

Dollars in thousands	September 30, 2010	December 31, 2009
Cash and cash equivalents	$55,623	$46,439
Accounts receivable, net	31,198	42,106
Inventory	0	8,836
Other current assets	12,796	12,608
Property, plant and equipment, net	9,454	13,856
Goodwill and other assets	12,568	35,473

Assets of businesses held for sale	$121,639	$159,318

	September 30, 2010	December 31, 2009
Accounts payable and payable to agents	$70,113	$77,359
Accrued liabilities	12,412	11,591

Liabilities of businesses held for sale	$82,525	$88,950

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4: PROPERTY AND EQUIPMENT, IMPAIRMENT AND CHANGE IN USEFUL LIFE

Dollars in thousands	September 30, 2010	December 31, 2009
Machines	$768,818	$689,283
Computers	41,600	23,824
Office furniture and equipment	7,106	3,108
Vehicles	10,699	11,289
Leasehold improvements	10,449	2,630

Property and equipment, at cost	838,672	730,134
Accumulated depreciation and amortization	(402,077)	(343,701)

Property and equipment, net	$436,595	$386,433

During the first quarter of 2010, we wrote off the carrying value of $3.2 million and $0.7 million for the first generation of our coffee kiosks and our DVDXpress branded kiosks, respectively. In addition, we adjusted the useful life of both types of kiosks, resulting in increased depreciation expense and other of $0.9 million and $6.2 million, respectively, for the three and nine months ended September 30, 2010. During the third quarter of 2010, we sold approximately 900 DVDXpress kiosks, of which 400 kiosks were active, along with certain DVD discs in the kiosks. As a result of the sale, we recognized a loss of approximately $0.1 million, which was recorded as other expense.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill were as follows:

Dollars in thousands	September 30, 2010	December 31, 2009
Balance, beginning of period
Goodwill	$267,750	$290,391
Accumulated impairment losses	0	0

	267,750	290,391

Goodwill acquired during period	0	1,046
Adjustments	0	436
Impairment losses	0	(7,371)
Transfer to assets held for sale	0	(16,752)

Balance, end of period
Goodwill	267,750	267,750
Accumulated impairment losses	0	0

Goodwill	$267,750	$267,750

Adjustments to goodwill during 2009 include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	September 30, 2010	December 31, 2009

Retailer relationships	5 years	$14,764	$14,764
Accumulated amortization		(5,411)	(3,004)

		9,353	11,760
Other	10 years	1,989	4,100
Accumulated amortization		(1,085)	(874)

		904	3,226

Intangible assets, net		$10,257	$14,986

Amortization expense was as follows:

	Nine Months Ended September 30,
Dollars in thousands	2010	2009
Retailer relationships	$2,408	$2,467
Other	212	217

Total amortization of intangible assets	$2,620	$2,684

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Expected amortization is as follows over the next five years and thereafter:

Dollars in thousands	Retailer Relationships	Other
Remainder of 2010	$614	$71
2011	2,457	283
2012	2,457	81
2013	2,250	14
2014	1,432	14
Thereafter	143	441

Total expected amortization	$9,353	$904

NOTE 6: STOCK-BASED COMPENSATION PLANS AND SHARE BASED PAYMENTS

Stock-based compensation

The following table summarizes stock-based compensation expense from continuing operations, and the related deferred tax benefit for stock-based awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Stock-based compensation expense	$1,700	$1,545	$6,664	$5,982
Related deferred tax benefit	$570	$480	$2,259	$1,908

Stock options

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton valuation model and grant date fair value of stock options granted:

	Nine Months Ended September 30,
	2010	2009
Expected term (in years)	7.3	3.7
Expected stock price volatility	43%	40%
Risk-free interest rate	3.2%	1.5%
Expected dividend yield	0.0%	0.0%
Estimated fair value per option granted	$15.38	$9.29

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. As a result of an increase in the contractual term of options granted to our executive officers and our board of directors during 2010 compared to prior periods, we revised the expected term assumption during 2010. Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term. The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent expected term. We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

Stock options are granted to our executives and board of directors under the 2000 Amended and Restated Equity Incentive Plan and the 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). Options awarded during 2010 vest annually over 4 years and expire after 10 years. Options awarded in previous years vest annually over 4 years and expire after 5 or 10 years. Shares of common stock are issued upon exercise of stock options.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents a summary of the stock option activity for the nine months ended September 30, 2010:

Shares in thousands	Shares	Weighted average exercise price
OUTSTANDING, Beginning of year	2,408	$27.04
Granted	148	30.61
Exercised	(1,154)	24.83
Cancelled, expired or forfeited	(102)	30.32

OUTSTANDING, September 30, 2010	1,300	29.15

EXERCISABLE, September 30, 2010	506	27.42

As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested stock options was approximately $6.1 million. This expense is expected to be recognized over a weighted average period of approximately 1.7 years. During the first nine months of 2010, the total intrinsic value of stock options exercised was approximately $21.9 million. At September 30, 2010, there were 3.0 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.7 million shares were available for future grants.

Restricted stock awards

Restricted stock awards are granted to certain employees and non-employee directors under the 1997 Plan. The awards vest annually over 3 or 4 years for employees and one year for non-employees. During 2010, we expanded the pool of employees receiving restricted stock awards. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recorded on a straight-line basis over the vesting period or based on performance conditions.

The following table presents a summary of the restricted stock award activity for the nine months ended September 30, 2010:

Shares in thousands	Shares	Weighted average grant date fair value
NON-VESTED, Beginning of year	201	$23.70
Granted	364	30.19
Vested	(105)	29.95
Forfeited	(35)	29.69

NON-VESTED, September 30, 2010	425	29.88

Compensation expense related to our restricted stock awards totaled approximately $4.2 million for the first nine months of 2010 compared with approximately $3.1 million for the first nine months of 2009. As of September 30, 2010, total unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $8.2 million. This expense is expected to be recognized over a weighted average period of approximately 2.0 years. During the first nine months of 2010 the total fair value of restricted stock awards that vested was approximately $3.2 million.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Share-based payments

Sony

As part of a copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”), a subsidiary of Sony Pictures Home Entertainment Inc., we granted Sony 193,348 shares of restricted stock in July 2009. As of September 30, 2010, 19,335 shares were vested and the remaining shares will vest over the next 3.8 years in accordance with our agreement with Sony. Share-based payment expense related to the agreement with Sony totaled $0.6 million and $2.2 million for the three and nine months ended September 30, 2010, respectively, and $1.1 million for both the three and nine months ended September 30, 2009 and is recorded to direct operating expenses in the consolidated statements of net income. The estimated unvested expense related to this agreement totaled $4.4 million at September 30, 2010.

Paramount

On June 15, 2010, Paramount Home Entertainment Inc. (“Paramount”) exercised its option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary (see Note 10 for further discussion). As a result of the extension, we granted Paramount 200,000 shares of restricted stock, of which 20,000 shares vested upon Paramount’s exercise of the extension. The remaining 180,000 shares will vest over the next 4.3 years in accordance with our agreement with Paramount. During the three and nine months ended September 30, 2010, we recorded share-based payment expense of $0.8 million and $2.0 million, respectively, related to the agreement with Paramount to direct operating expenses in the consolidated statements of net income. The estimated unvested expense related to this agreement totaled $6.8 million at September 30, 2010.

NOTE 7: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income available to common stockholders for the period by the weighted average number of common and dilutive potential common shares outstanding during the period.

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average shares used for basic EPS	31,411	30,437	31,364	29,829
Dilutive effect of stock options and other stock-based awards	453	403	433	380
Dilutive effect of convertible debt	518	0	382	0

Weighted average shares used for diluted EPS	32,382	30,840	32,179	30,209

Stock options and other stock-based awards not included in diluted EPS calculation because they were antidilutive	22	1,290	462	1,304

Shares related to convertible debt not included in diluted EPS calculation because they were antidilutive	0	255	0	755

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8: COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended September 30,
Dollar amounts in thousands	2010	2009
Net income	$19,505	$41,363
Net change in cumulative translation adjustment, net of tax expense of $61 and $148	1,052	2,268
Net change in unrealized loss on cash flow hedges, net of tax of $519 and $9	812	(12)
Net change in unrealized gain on short-term investment, net of tax expense of $3 and $12	3	17

Comprehensive income	$21,372	$43,636

	Nine Months Ended September 30,
Dollar amounts in thousands	2010	2009
Net income	$39,314	$53,911
Net change in cumulative translation adjustment, net of tax benefit of $56 and tax expense of $301	(871)	3,873
Net change in unrealized loss on cash flow hedges, net of tax expense of $1,348 and $452	2,109	708
Net change in unrealized gain on short-term investment, net of tax expense of $3 and $10	3	14
Comprehensive income attributable to non-controlling interest	0	(3,627)

Comprehensive income	$40,555	$54,879

An increase of approximately $0.3 million, net of tax, was included in the net change of unrealized loss on cash flow hedges resulting from the termination of our interest rate swap agreement with JP Morgan Chase (see Note 12).

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9: BUSINESS SEGMENTS

Our segments are determined based on how management organizes the operating divisions for making operational decisions and how financial performance is assessed. Our chief operating decision maker is considered to be our Chief Executive Officer (“CEO”). We sold our E-Pay Business in May 2010 and we reclassified our Money Transfer Business to discontinued operations in the second quarter of 2010. On August 23, 2010, we agreed to sell our Money Transfer Business to Sigue. Accordingly, at September 30, 2010, our business segments were DVD Services and Coin Services.

Certain financial information utilized by our CEO in reviewing segment performance was as follows (in thousands):

Three Months Ended September 30, 2010	DVD	Coin	Corporate Unallocated	Total
Revenue	$305,470	$74,717	$0	$380,187
Segment operating income (1)	$53,677	$26,986	$0	$80,663
Segment operating income (1) as a percentage of revenue	17.6%	36.1%		21.2%
Depreciation, amortization and other	$24,006	$7,376	$0	$31,382
Stock-based compensation and share-based payments	$0	$0	$3,090	$3,090
Income from operations	$29,671	$19,610	$(3,090)	$46,191
Income from operations as a percentage of revenue	9.7%	26.2%		12.1%

Three Months Ended September 30, 2009
Revenue	$198,085	$69,640	$0	$267,725
Segment operating income (1)	$27,441	$26,919	$0	$54,360
Segment operating income (1) as a percentage of revenue	13.9%	38.7%		20.3%
Depreciation, amortization and other	$15,541	$7,434	$0	$22,975
Stock-based compensation and share-based payments	$0	$0	$2,636	$2,636
Income from operations	$11,900	$19,485	$(2,636)	$28,749
Income from operations as a percentage of revenue	6.0%	28.0%		10.7%

Nine Months Ended September 30, 2010
Revenue	$840,528	$205,137	$0	$1,045,665
Segment operating income (1)	$137,152	$69,450	$0	$206,602
Segment operating income (1) as a percentage of revenue	16.3%	33.9%		19.8%
Depreciation, amortization and other	$70,083	$25,591	$0	$95,674
Stock-based compensation and share-based payments	$0	$0	$10,876	$10,876
Income from operations	$67,069	$43,859	$(10,876)	$100,052
Income from operations as a percentage of revenue	8.0%	21.4%		9.6%

Nine Months Ended September 30, 2009
Revenue	$541,707	$192,615	$0	$734,322
Segment operating income (1)	$72,447	$74,943	$0	$147,390
Segment operating income (1) as a percentage of revenue	13.4%	38.9%		20.1%
Depreciation, amortization and other	$43,448	$21,852	$0	$65,300
Stock-based compensation and share-based payments	$0	$0	$7,073	$7,073
Income from operations	$28,999	$53,091	$(7,073)	$75,017
Income from operations as a percentage of revenue	5.4%	27.6%		10.2%

(1)	Income from continuing operations before depreciation, amortization and other, and stock-based compensation expense and share-based payments.

September 30, 2010	DVD	Coin	Corporate Unallocated	Assets related to discontinued operations	Total
Goodwill	$111,399	$156,351	$0	$0	$267,750
Total assets	$525,134	$513,856	$58,252	$121,639	$1,218,881

December 31, 2009
Goodwill	$111,399	$156,351	$0	$0	$267,750
Total assets	$491,818	$510,469	$61,194	$159,318	$1,222,799

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our segments. We continually evaluate the shared service allocation methods used for segment reporting purposes, and this may result in changes to segment allocations in future periods.

See our consolidated statements of net income for reconciliations from income from operations to income from continuing operations before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

We have allocated a portion of the total cash and cash equivalents to DVD Services and Coin Services to cover the accrued payables to the retailers. The remaining unallocated cash and cash equivalents are reported under corporate unallocated assets.

Our DVD and Coin services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Wal-Mart Stores Inc.	19.0%	22.4%	19.9%	22.6%
Walgreen Co.	14.0%	11.8%	13.4%	10.2%
The Kroger Company	11.2%	6.0%	10.4%	6.1%
McDonald’s USA	6.1%	9.3%	6.8%	10.6%

NOTE 10: DVD LICENSE AGREEMENTS

Paramount Agreement

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement (the “Paramount Agreement”) between Paramount and our Redbox subsidiary to December 31, 2014. As per the terms of the original agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Redbox will continue to receive delivery of the titles by the “street date,” the first date on which the DVDs are available to the general public for home entertainment purposes, whether on a rental or sell-through basis. At Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. As a result of the extension, we granted 200,000 shares of restricted stock to Paramount. Of these shares, 20,000 vested upon Paramount’s decision to extend the term of the agreement, and the remaining shares vest over the term of the Paramount Agreement. Redbox estimates that it would pay Paramount approximately $438.1 million during the term of the Paramount Agreement. Annual commitments under this agreement are expected to be $36.1 million in 2010, $92.3 million in 2011, $100.2 million in 2012, $103.5 million in 2013, and $106.0 million in 2014.

Universal Studios Agreement

On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Universal Studios Agreement”) with Universal Studios Home Entertainment LLC (“Universal Studios”). Redbox estimates that it would pay Universal Studios approximately $84.0 million during the term of the Universal Studios Agreement, which is expected to last from April 22, 2010 through April 21, 2012. Annual commitments under this agreement are expected to be $24.4 million in 2010, $42.7 million in 2011, and $16.9 million in 2012.

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

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

20th Century Fox Agreement

On April 22, 2010, our Redbox subsidiary entered into a disc output lease and rental agreement (the “Fox Agreement”) with 20th Century Fox Home Entertainment LLC (“Fox”). Redbox estimates that it would pay Fox approximately $388.9 million during the term of the Fox Agreement, which is expected to last from April 22, 2010 through April 21, 2015. However, at Fox’s discretion, the Fox Agreement may expire earlier on April 21, 2013. Annual commitments under this agreement are expected to be $30.5 million in 2010, $69.6 million in 2011, $80.2 million in 2012, $84.8 million in 2013, $91.0 million in 2014, and $32.8 million in 2015.

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

NOTE 11: LONG TERM DEBT

Dollar amounts in thousands	September 30, 2010	December 31, 2009
Revolving line of credit (matures November 2012)	$150,000	$225,000
Convertible debt (matures September 2014)	171,585	167,109

Total long-term debt	$321,585	$392,109

Revolving line of credit

In August 2010, we reduced the borrowing from our revolving line of credit by $75 million. See Note 12 below for our discussion regarding the termination of the interest rate swap associated with the reduction in debt.

Convertible debt

As of September 30, 2010, the carrying value of our convertible debt was $171.6 million and the unamortized debt discount was $28.4 million. We recorded $6.0 million in contractual interest expense in the first nine months of 2010 and $4.5 million in non-cash interest expense related to the amortization of the debt discount. The unamortized debt discount will be recognized as non-cash interest expense as follows: $1.5 million in 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”). As of September 30, 2010, debt associated with the Rollout Agreement between our Redbox subsidiary and McDonald’s USA totaled $12.6 million.

NOTE 12: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

As of September 30, 2010, we had one interest rate swap agreement outstanding to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility with Wells Fargo bank for a notional amount of $150.0 million with an expiration date of March 20, 2011. Our previously outstanding interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million with an expiration date as of October 28, 2010 was terminated on August 4, 2010 as the underlying revolving debt of $75.0 million was paid off. The fair value of the interest rate swap at the time of the termination was a liability of $0.4 million, which was reversed from comprehensive income (loss) and recognized as interest expense in our consolidated statements of net income during the third quarter of 2010.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. We do not engage in interest rate speculation using derivative instruments.

Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swap is accounted for as a cash flow hedge. The fair value of the swaps, which was $1.9 million and $5.4 million at September 30, 2010 and December 31, 2009, respectively, was recorded as a component of other accrued liabilities in our consolidated balance sheets, with a corresponding adjustment to comprehensive income (loss). The cumulative net change in fair value of $1.2 million at September 30, 2010, net of tax of $0.7 million, will be reclassified from accumulated comprehensive income (loss) to interest expense in the consolidated statements of net income as the interest payments are made. Estimated losses in accumulated comprehensive income (loss) at September 30, 2010 are expected to be reclassified into earnings as a component of interest expense over the next six months. All gains and losses were included in management’s assessment of hedge effectiveness and the amount of the net gain or loss included in our consolidated statements of net income representing the amount of hedge ineffectiveness was inconsequential in all periods presented.

The effect of derivative instruments on our consolidated statements of net income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of Derivative Gain/(Loss) Recognized in OCI	Effective Portion of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income and Reclassified into Earnings during the Period
Three Months Ended September 30, 2010
Interest Rate Swap Contracts	$1,331	$(1,607)

Three Months Ended September 30, 2009
Interest Rate Swap Contracts	$(21)	$(1,466)

Nine Months Ended September 30, 2010
Interest Rate Swap Contracts	$3,457	$(4,515)

Nine Months Ended September 30, 2009
Interest Rate Swap Contracts	$1,160	$(4,183)

NOTE 13: FAIR VALUE

Because of the nature of the underlying transactions and the short-term maturities involved, we believe the carrying amounts for cash and cash equivalents, accounts receivable, accounts payables and our revolving line of credit approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties.

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; or

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at September 30, 2010	Level 1	Level 2	Level 3
Short-term investments	$75	$0	$0
Money market fund and certificate of deposit	$20,162	$0	$0
Interest rate swap liability	$0	$(1,917)	$0
Convertible debt	$0	$(180,500)	$0

Fair Value at December 31, 2009
Short-term investments	$85	$0	$0
Money market fund and certificate of deposit	$9,496	$0	$0
Interest rate swap liability	$0	$(5,374)	$0
Convertible debt	$0	$(167,068)	$0

We determine fair value for our short-term investments consisting of mutual funds and money market funds based on quoted market price.

We use a market valuation approach to value our interest rate swap derivative contracts using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparties. We have evaluated the credit and non-performance risks associated with our derivative counterparties and believe them to be insignificant and not warranting a credit adjustment at September 30, 2010.

We use a market valuation approach to value our convertible debt outstanding using the market rate for similar high-yield debt.

There were no changes to our valuation techniques during 2010.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Letters of credit

As of September 30, 2010, we had four irrevocable standby letters of credit that totaled $12.6 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. As of September 30, 2010, no amounts were outstanding under these standby letter of credit agreements.

Legal Matter

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

OVERVIEW

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD and Coin Services businesses. Our DVD services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin services consist of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. As of September 30, 2010, we had approximately 28,500 DVD kiosks in 24,900 locations and 18,900 coin-counting kiosks (approximately 12,300 of which offer a variety of prepaid cards and e-certificates to consumers) in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

RECENT EVENTS

Sale of Money Transfer Business

On August 23, 2010, we agreed to sell our subsidiaries comprising our money transfer services business (the “Money Transfer Business”) to Sigue Corporation (“Sigue”) for approximately $18 million in cash and a seller’s note for $23.5 million, adjusted for the amount by which the closing net working capital of the Money Transfer Business exceeds or falls below $9.0 million. In addition, Sigue will pay us an amount equal to the amount outstanding at closing under the revolving credit arrangement between us and the Money Transfer Business. We expect the sale to close in 2011. We have presented the disposition of our Money Transfer Business as well as the operating results from our Money Transfer Business under discontinued operations in our consolidated statements of net income for all periods presented. Our continuing cash flows from the Money Transfer Business after disposition are expected to be insignificant.

The estimated balance of the seller’s note, including the excess net working capital adjustment, as of September 30, 2010 was approximately $31.6 million. Interest on the outstanding principal balance of the seller’s note to Sigue will be accrued at 8% per annum. Payments of accrued interest along with installments of $500,000 will be due on the first day of each calendar quarter, plus a final payment of interest and all unpaid outstanding balance of the seller’s note, $27.1 million, on the date 30 months following closing. We estimated the fair value of the seller’s note, approximately $23.2 million, based on the discounted cash flow of the forecasted future note payments from Sigue. The discount rate included management’s best estimate of note default risk. We will continue reviewing and evaluating the factors that may impact the future note payments and discount rate, which may lead to the adjustment of our fair value estimate.

If the sale of the Money Transfer Business is terminated under certain specified circumstances, Sigue may be required to pay us an amount in cash equal to 5% of the purchase price.

Sale of E-Payment Business

On May 25, 2010, we sold our subsidiaries comprising our electronic payment services business (the “E-Pay Business”) to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. The purchase price was subject to a post-closing net working capital adjustment in the amount of $0.5 million, which was finalized during October 2010. We have presented the disposition of our E-Pay Business as well as the operating results from our E-Pay Business under discontinued operations in our consolidated statements of net income for all periods presented. Our continuing cash flows from the E-Pay Business after the disposal are expected to be insignificant.

Entertainment Business

Discontinued operations in the 2009 periods also include the results of operations from our Entertainment Business, which was sold on September 8, 2009.

Paramount Agreement

On June 15, 2010, Paramount Home Entertainment Inc. (“Paramount”) exercised its option to extend the term of the revenue sharing license agreement (the “Paramount Agreement”) between Paramount and our Redbox subsidiary to December 31, 2014. As per the terms of the original agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Redbox will continue to receive delivery of the titles by the “street date,” the first date on which the DVDs are available to the general public for home entertainment purposes, whether on a rental or sell-through basis. At Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. As a result of the extension, we granted 200,000 shares of restricted stock to Paramount, which vest over the remaining term of the agreement.

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

Management of Business Segments

We sold our E-Pay Business in May 2010 and we reclassified our Money Transfer Business to assets of businesses held for sale and discontinued operations in the second quarter of 2010, and, as a result, our business segments are now DVD Services and Coin Services:

•

DVD Services – We offer self-service DVD rentals through 28,500 kiosks in 24,900 locations where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass merchants, drug stores, restaurants, and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees. DVD services revenue is generated primarily through fees charged to rent a DVD. In retailers with high performing DVD kiosks, we may add another kiosk to drive additional revenue and provide a broader product offering.

•

Coin Services – We offer self-service coin-counting services. We own and service all of our coin-counting kiosks, providing a convenient and trouble-free service to retailers. We own and operate more than 18,900 coin-counting machines in the United States, Canada, Puerto Rico, Ireland, and the United Kingdom (approximately 12,300 of which offer a variety of prepaid cards and e-certificates to consumers). Coin-counting revenue is generated through transaction fees from our consumers and retailers.

We manage our business by evaluating the financial results of these business segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and stock compensation expense and share-based payments (“segment operating income”). Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment.

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

See Note 9 of the Consolidated Financial Statements for additional information regarding business segments.

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

RESULTS OF OPERATIONS

Summary Segment Results

(Dollar amounts in thousands)

Three Months Ended September 30, 2010	DVD	Coin	Corporate Unallocated	Total
Revenue	$305,470	$74,717	$0	$380,187
Segment operating income (1)	$53,677	$26,986	$0	$80,663
Segment operating income (1) as a percentage of revenue	17.6%	36.1%		21.2%
Depreciation, amortization and other	$24,006	$7,376	$0	$31,382
Stock-based compensation and share-based payments	$0	$0	$3,090	$3,090
Income from operations	$29,671	$19,610	$(3,090)	$46,191
Income from operations as a percentage of revenue	9.7%	26.2%		12.1%

Three Months Ended September 30, 2009
Revenue	$198,085	$69,640	$0	$267,725
Segment operating income (1)	$27,441	$26,919	$0	$54,360
Segment operating income (1) as a percentage of revenue	13.9%	38.7%		20.3%
Depreciation, amortization and other	$15,541	$7,434	$0	$22,975
Stock-based compensation and share-based payments	$0	$0	$2,636	$2,636
Income from operations	$11,900	$19,485	$(2,636)	$28,749
Income from operations as a percentage of revenue	6.0%	28.0%		10.7%

Nine Months Ended September 30, 2010
Revenue	$840,528	$205,137	$0	$1,045,665
Segment operating income (1)	$137,152	$69,450	$0	$206,602
Segment operating income (1) as a percentage of revenue	16.3%	33.9%		19.8%
Depreciation, amortization and other	$70,083	$25,591	$0	$95,674
Stock-based compensation and share-based payments	$0	$0	$10,876	$10,876
Income from operations	$67,069	$43,859	$(10,876)	$100,052
Income from operations as a percentage of revenue	8.0%	21.4%		9.6%

Nine Months Ended September 30, 2009
Revenue	$541,707	$192,615	$0	$734,322
Segment operating income (1)	$72,447	$74,943	$0	$147,390
Segment operating income (1) as a percentage of revenue	13.4%	38.9%		20.1%
Depreciation, amortization and other	$43,448	$21,852	$0	$65,300
Stock-based compensation and share-based payments	$0	$0	$7,073	$7,073
Income from operations	$28,999	$53,091	$(7,073)	$75,017
Income from operations as a percentage of revenue	5.4%	27.6%		10.2%

(1)	Income from continuing operations before depreciation, amortization and other, and stock-based compensation expense and share-based payments.

DVD Services

Segment operating income in our DVD Services segment increased approximately 95% and 90% during the third quarter and year to date periods in 2010, respectively, as compared to the same periods in 2009. For both periods, this increase was due primarily to revenue growth driven by new kiosk installations at our retailers’ locations along with our efforts to provide customers with stronger titles and increased availability of those titles. As a percentage of revenue, operating income increased during the 2010 periods as revenue growth outpaced growth in operating expenses, which was driven primarily by increased product costs, as well as increases in general and administrative expenses. Product gross margin for our DVD Services segment, which is computed as segment revenue, less DVD product costs (which includes the share-based payment expense associated with restricted stock that has been granted to certain studios under the DVD supply agreements) totaled 59.7% for the third quarter of 2010 compared with 58.1% for the third quarter of 2009 and 58.4% for the first nine months of 2010 compared with 58.3% for the first nine months of 2009. The improvements in product gross margins in 2010 over the comparable periods in 2009 were supported by the lower product costs associated with the DVD supply agreements that we have entered into with certain studios.

Coin Services

Segment operating income in our Coin Services segment was flat during the third quarter and decreased approximately 7% during the year to date period in 2010 as compared to the same periods in 2009. For the quarter, revenue is up 7.3% on same store sales of 7.9%. For the year to date period revenue is up 6.5% on same store sales of approximately 5.3%. These increases are primarily driven by an increase in our coin-counting transaction fee. As a percentage of revenue, operating income for the quarter declined from 38.7% to 36.1%, and for the year to date period from 38.9% to 33.9%. This decrease is due to increased general and administrative expenses supporting the growth of the overall company during the 2010 periods.

Revenue

	Three Months Ended Sept. 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$305,470	$198,085	$107,385	54.2%
Coin Services	74,717	69,640	5,077	7.3%

Total	$380,187	$267,725	$112,462	42.0%

	Nine Months Ended Sept. 30,		Change
	2010	2009	$	%
DVD Services	$840,528	$541,707	$298,821	55.2%
Coin Services	205,137	192,615	12,522	6.5%

Total	$1,045,665	$734,322	$311,343	42.4%

DVD Services

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Net revenue per rental transaction	$2.13	$2.05	$2.15	$2.03
Percentage increase from prior year	3.9%		5.9%

Same store sales growth percentage	17.2%	26.3%	13.3%	30.9%
Effect of change in revenue from same store sales (in millions)	$32.9	$26.0	$70.3	$77.8

	September 30,		Change
	2010	2009	#	%
Number of DVD kiosks	28,500	20,600	7,900	38.3%

The growth in revenue for our DVD Services segment during 2010 resulted primarily from new kiosk installations at our retailers’ locations, as well as increases in same store sales and a higher net revenue per rental transaction in 2010 compared with the prior year. Same store sales growth was primarily a result of our efforts to provide customers with stronger titles and increased availability of those titles as well as the number of dual kiosks included in our retailer locations.

Coin Services

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2010	2009	2010	2009
Same store sales growth (decline) percentage	7.9%	(5.4)%	5.3%	(4.9)%

	September 30,		Change
	2010	2009	#	%
Number of Coin kiosks	18,900	18,800	100	0.5%
Percentage of coin counting transaction fee	9.8%	8.9%

The increases in Coin Services revenue in the 2010 periods compared to the 2009 periods were primarily driven by same store sales growth as a result of an increase in our coin-counting transaction fee from 8.9% to 9.8% that took effect for most of our coin-counting kiosks in the U.S. during the first quarter of 2010.

Expenses

Direct Operating

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

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$217,360	$148,432	$68,928	46.4%
Coin Services	36,635	34,877	1,758	5.0%
Stock compensation and share-based payment	1,454	1,174	280	23.9%

Total	$255,449	$184,483	$70,966	38.5%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
DVD Services	$614,885	$403,991	$210,894	52.2%
Coin Services	102,483	97,438	5,045	5.2%
Stock compensation and share-based payment	4,836	1,455	3,381	232.4%

Total	$722,204	$502,884	$219,320	43.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Direct operating expenses as a percentage of revenue:
DVD Services	71.2%	74.9%	73.2%	74.6%
Coin Services	49.0%	50.1%	50.0%	50.6%
Total	67.2%	68.9%	69.1%	68.5%

The increases in direct operating expenses for our DVD Services segment during the 2010 periods were primarily due to increased product costs resulting from revenue growth.

The decreases in DVD Services direct operating expenses as a percentage of DVD Services revenue were primarily due to improved product gross margins and efficiencies in our field operations.

Historically, our DVD content has been acquired from three primary sources:

•	direct supply agreements with certain studios;

•	third party distributors; and

•	purchases made through third party retailers by our field team.

Upon entering into our DVD supply agreements with Warner, Universal Studios and Fox we no longer use our field team to purchase DVD content from third party retailers and there are no longer any studios restricting the distribution of DVDs to us. Our direct supply agreements with studios provide for a lower initial product cost than a purchase from a distributor; however, we typically cannot re-sell this product at the end of its rental term, resulting in no salvage value. In addition, some of the direct supply agreements provide that a percentage of the rental revenue be shared with the movie studios. The cost of DVDs procured through direct supply agreements with movie studios comprised 86% and 27% of the total cost of DVD purchases during the three months ended September 30, 2010 and 2009, respectively, and 89% and 28% during the nine months ended September 30, 2010 and 2009, respectively. We expect the DVDs procured through our direct supply agreement with the studios to continue to comprise the majority of our DVD purchases.

If we do not have a direct supply agreement with a movie studio, we purchase DVD content from distributors. These purchases are at a higher initial product cost than the direct supply agreements with movie studios; however, we attempt to re-sell the product at the end of its rental term. Over the last two years, we have experienced steady declines in the salvage values of product purchased from distributors. As we have entered into several direct supply agreements with movie studios, the value of DVDs procured through purchases from distributors has declined substantially from the prior year and comprised 14% and 59% of the total cost of DVD purchases during the three months ended September 30, 2010 and 2009, respectively, and 8% and 66% during the nine months ended September 30, 2010 and 2009, respectively.

In the past, when a movie studio had restricted the distribution of DVDs to our DVD Services segment, our field team procured the product from third party retailers or wholesale distributors. No studios are currently restricting the distribution of DVDs to us. The DVDs purchased through these alternative procurement sources were acquired at a higher cost and typically in less advantageous quantities than our other two procurement sources. The value of DVDs acquired through the alternative procurement sources comprised 0% and 14% of the total cost of DVD purchases during the third quarter of 2010 and 2009, respectively, and 3% and 6% during the nine months ended September 30, 2010 and 2009, respectively.

The increases in direct operating expenses for our Coin Services segment in the 2010 periods compared to the 2009 periods were due to higher revenue related to the coin-counting fee increase resulting in higher costs paid to our retailers for revenue share expenses. In addition, we experienced higher operating costs related to kiosk repair and maintenance costs, bank fees and kiosk property tax expense in the 2010 periods compared to the 2009 periods.

Marketing

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing, and public relations efforts in national and regional advertising and major international markets.

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$5,365	$1,502	$3,863	257.2%
Coin Services	2,441	2,646	(205)	(7.7)%
Stock compensation and share-based payment	5	6	(1)	(16.7)%

Total	$7,811	$4,154	$3,657	88.0%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
DVD Services	$11,741	$6,355	$5,386	84.8%
Coin Services	4,623	4,462	161	3.6%
Stock compensation and share-based payment	11	20	(9)	(45.0)%

Total	$16,375	$10,837	$5,538	51.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Marketing expenses as a percentage of revenue:
DVD Services	1.8%	0.8%	1.4%	1.2%
Coin Services	3.3%	3.8%	2.3%	2.3%
Total	2.1%	1.6%	1.6%	1.5%

The increases in marketing expenses in the 2010 periods compared to the 2009 periods were primarily due to increased spending in our DVD Services segment. We introduced certain national marketing programs including radio advertising, search engine marketing, and social media outlet for our DVD Services segment during the second quarter of 2010. These programs continued into the third quarter of 2010 and will for the remainder of the year. In addition, we plan to launch certain coin marketing programs including regional billboards, brand ID, and multiple media channels to reengage our consumers.

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

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
Coin Services	$1,637	$1,307	$330	25.2%
Stock compensation and share-based payment	62	53	9	17.0%

Total	$1,699	$1,360	$339	24.9

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Coin Services	$4,755	$3,762	$993	26.4%
Stock compensation and share-based payment	173	154	19	12.3%

Total	4,928	$3,916	$1,012	25.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development expenses as a percentage of revenue	2.2%	1.9%	2.3%	2.0%

Research and development costs were relatively flat as a percentage of revenue in the 2010 periods as compared to the 2009 periods.

General and Administrative

Our general and administrative expenses consist primarily of executive management, business development, supply chain management, finance, management information system, human resources, legal, facilities, risk management, as well as administrative support for field operations.

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$29,068	$20,709	$8,359	40.4%
Coin Services	7,018	3,892	3,126	80.3%
Stock compensation and share-based payment	1,569	1,403	166	11.8%

Total	$37,655	$26,004	$11,651	44.8%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
DVD Services	$76,747	$58,913	$17,834	30.3%
Coin Services	18,450	12,011	6,439	53.6%
Stock compensation and share-based payment	5,856	5,444	412	7.6%

Total	$101,053	$76,368	$24,685	32.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative expenses as a percentage of revenue:
DVD Services	9.5%	10.5%	9.1%	10.9%
Coin Services	9.4%	5.6%	9.0%	6.2%
Total	9.9%	9.7%	9.7%	10.4%

The increases in general and administrative expenses in the 2010 periods compared to the 2009 periods were primarily due to the increased payroll and benefit related costs resulting from new hires, as well as professional consulting service expense to support the growth of our DVD business. In addition, we increased our spending in shared service support functions to strengthen the company infrastructure. Such shared service costs were allocated to both our DVD Services and Coin Services segments.

The increases in general and administrative expenses as a percentage of revenue for our Coin Services business in the 2010 periods were primarily due to an increase in allocated costs from our shared service support functions.

Depreciation and Other

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$23,887	$15,299	$8,588	56.1%
Coin Services	6,739	6,748	(9)	(0.1)%

Total	$30,626	$22,047	$8,579	38.9%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
DVD Services	$69,373	$42,721	$26,652	62.4%
Coin Services	23,680	19,895	3,785	19.0%

Total	$93,053	$62,616	$30,437	48.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Depreciation and Other as a percentage of revenue:
DVD Services	7.8%	7.7%	8.3%	7.9%
Coin Services	9.0%	9.7%	11.5%	10.3%
Total	8.1%	8.2%	8.9%	8.5%

The increases in our DVD Services segment depreciation and other in the 2010 periods compared to the 2009 periods were primarily due to depreciation expense associated with the net installation of 7,900 DVD kiosks over the last four quarters. Additionally, in the first quarter of 2010, we revised the estimated useful lives of certain DVDXpress kiosks, which resulted in additional depreciation expense of $0.8 million and $6.0 million in the three and nine months ended September 30, 2010, respectively. During the third quarter of 2010, we sold approximately 900 DVDXpress kiosks, of which 400 kiosks were active, along with certain DVD discs in the kiosks. As a result of the sale, we recognized a loss of approximately $0.1 million which is recorded in foreign currency and other expense.

Depreciation and other was consistent in the third quarter of 2010 for the Coin Services segment compared with the third quarter of 2009. The increase in the first nine months of 2010 compared with the first nine months of 2009 was primarily due to a $3.2 million charge from the disposal of coffee kiosks recognized in the first quarter of 2010, which was included in our Coin Services segment as depreciation expense.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships.

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
DVD Services	$119	$242	$(123)	(50.8)%
Coin Services	637	686	(49)	(7.1)%

Total	$756	$928	$(172)	(18.5)%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
DVD Services	$709	$727	$(18)	(2.5)%
Coin Services	1,911	1,957	(46)	(2.4)%

Total	$2,620	$2,684	$(64)	(2.4)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Amortization as a percentage of revenue:
DVD Services	0.0%	0.1%	0.1%	0.1%
Coin Services	0.9%	1.0%	0.9%	1.0%
Total	0.2%	0.3%	0.3%	0.4%

Unamortized intangible assets totaled $10.3 million at September 30, 2010 and will be amortized at the rate of approximately $0.7 million per quarter in 2011, $0.6 million per quarter in 2012 and 2013, $0.4 million quarterly in 2014 and the remaining balance of $0.6 million will be amortized thereafter.

Litigation Settlement

Litigation settlement of $5.4 million in the nine months ended September 30, 2010 related to our patent settlement with ScanCoin in April 2010. The $3.3 million settlement amount, along with an additional $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents, was expensed during the first quarter of 2010.

Interest Expense

Interest expense in the 2009 periods included interest expense related to our $87.5 million term loan until its early retirement due to the issuance of our $200 million convertible senior notes in September 2009. Interest expense in all periods presented includes interest expense related to our $200 million convertible senior notes, which includes both cash interest expense and non-cash interest expense for the amortization of the related debt issuance and debt discount costs. The unamortized debt issuance and debt discount as of September 30, 2010 was $28.4 million and will be recognized as non-cash interest expense over the remaining life of the notes in the amount of $1.5 million in the remainder of 2010, $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

	Three Months Ended September 30,		Change
Dollars in thousands	2010	2009	$	%
Cash interest expense	$6,581	$8,332	$(1,751)	(21.0)%
Non-cash interest expense	2,160	1,025	1,135	110.7%

Total interest expense	$8,741	$9,357	$(616)	(6.6)%

	Nine Months Ended September 30,		Change
	2010	2009	$	%
Cash interest expense	$20,791	$22,840	$(2,049)	(9.0)%
Non-cash interest expense	6,376	1,630	4,746	291.2%

Total interest expense	$27,167	$24,470	$2,697	11.0%

The decreases in interest expense in the third quarter of 2010 as compared with the 2009 period were mainly due to the lower debt balance as we paid down our revolver by $75 million in August 2010, offset by the amortization of non-cash interest expense associated with our convertible debt discount. The increase in interest expense during the nine month period in 2010 was primarily due to the amortization of non-cash interest expense from our convertible debt discount, partially offset by the paydown of the $75 million revolver.

Early Retirement of Debt

The $1.1 million charge for early retirement of debt in the three and nine months ended September 30, 2009 related to our early retirement of our $87.5 million term loan in conjunction with the issuance of our $200 million convertible senior notes.

Income Tax Expense

Our effective tax rate from continuing operations was 40.3% and 35.2% for the nine months ended September 30, 2010 and 2009 respectively. These rates differ from the federal statutory rate primarily due to: 1) state income taxes, and 2) non-controlling interests income attributable to non-taxpaying entities represented in the 2009 consolidated financial statements.

Non-Controlling Interests

Non-controlling interest of $3.6 million for the first nine months of 2009 represented the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.

Non-GAAP Financial Measures

Non-GAAP measures may be provided as a complement to results in accordance with United States generally accepted accounting principles (“GAAP”). Non-GAAP measures are not a substitute for measures computed in accordance with GAAP. Our non-GAAP measures may be different from the presentation of financial information by other companies.

Adjusted EBITDA from Continuing Operations

We use the non-GAAP measure adjusted earnings, before interest, taxes, depreciation and amortization, and other from continuing operations (“adjusted EBITDA from continuing operations”), which totaled $80.5 million and $206.4 million, respectively, for the three and nine months ended September 30, 2010 compared to $54.4 million and $147.4 million, respectively, for the comparable periods of 2009. Our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented herein may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures.

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Income from continuing operations	$21,399	$11,619	$43,479	$32,050
Depreciation, amortization, and other	31,382	22,975	95,674	65,300
Interest expense, net	8,693	9,354	27,032	24,431
Income taxes	15,969	6,706	29,364	17,435
Stock-based compensation and share-based expense	3,090	2,636	10,876	7,073
Early retirement of debt	0	1,082	0	1,082

Adjusted EBITDA from continuing operations	$80,533	$54,372	$206,425	$147,371

Free Cash Flow from Continuing Operations

From time to time, we use the non-GAAP financial measure “free cash flow from continuing operations.” The difference between free cash flow from continuing operations and net cash provided by operating activities, which is the most comparable GAAP financial measure, is that free cash flow from continuing operations reflects the impact of capital expenditures. Our management believes that free cash flow from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. Free cash flow from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The table below provides a reconciliation of free cash flow from continuing operations to income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2010	2009	2010	2009
Net cash provided by operating activities from continuing operations	$64,959	$26,933	$228,625	$68,992
Purchase of property and equipment	(48,135)	(28,646)	(132,474)	(101,922)

Free cash flow from continuing operations	$16,824	$(1,713)	$96,151	$(32,930)

LIQUIDITY AND CAPITAL RESOURCES

Existing Capital Resources

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our balance sheet: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of September 30, 2010, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $146.7 million compared to $145.9 million at December 31, 2009. Our September 30, 2010 balance consisted of cash and cash equivalents immediately available to fund our operations of $36.5 million, cash in machine or in transit of $43.2 million and cash being processed of $67.0 million (which relates to our coin retailer payable liability as recorded in “accrued payable to retailers” in the consolidated balance sheets).

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months from September 30, 2010. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting kiosk or DVD kiosk volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product service offerings, and enhancements and cash required to fund future acquisitions.

Net Cash Provided by Operating Activities from Continuing Operations

Cash provided by operating activities increased $159.6 million to $228.6 million during the nine months ended September 30, 2010 as compared to the same period in 2009. This increase consisted of $39.3 million in net income, $130.1 million in net non-cash expenses and $59.2 million in cash provided by changes in our operating assets and liabilities. Net non-cash expenses include $93.1 million in depreciation and other and $19.3 million in deferred income taxes. Changes in our operating assets and liabilities were primarily due to increases in accruals such as $16.9 million for studio agreements, $7.4 million for our year-end bonus accrual, $7.3 million for deferred rent and $42.3 million from the timing of payments on kiosk and DVD inventory purchases.

Net Cash Used by Investing Activities from Continuing Operations

Net cash used by investing activities from continuing operations of $105.4 million in the first nine months of 2010 primarily resulted from the use of $132.5 million for purchases of property and equipment for corporate infrastructure, particularly information technology. These uses were partially offset by $26.1 million of proceeds from the sale for our E-Pay business during the second quarter of 2010.

Net Cash Used by Financing Activities from Continuing Operations

Net cash used by financing activities from continuing operations of $118.2 million in the first nine months of 2010 primarily resulted from $75.0 million in payments on our revolving credit facility, $28.2 million in principal payments on our capital lease obligations and other debt and $49.2 million in share repurchases. These financing outflows were partially offset by $28.0 million of proceeds from the exercise of stock options and related tax benefits.

Long-Term Debt

Long-term debt was comprised of the following:

Dollar amounts in thousands	September 30, 2010	December 31, 2009
Revolving line of credit (matures November 2012)	$150,000	$225,000
Convertible debt (matures September 2014)	171,585	167,109

Total long-term debt	$321,585	$392,109

We have outstanding $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears in the amount of $4 million on each March 1 and September 1, beginning March 1, 2010. The Notes mature on September 1, 2014. The effective interest rate on the Notes was 8.5% at the time of issuance. Upon issuance, the difference between the $200 million face amount of the Notes and the $165.2 million recorded on our balance sheet is due to accounting for the liability and the equity component of the Notes separately.

As of September 30, 2010, the fair value of our Notes was approximately $180.5 million, the carrying value of our Notes was $171.6 million and the amount recorded to equity was $20.4 million after a deferred tax liability of $13.2 million and $1.2 million of transactions costs. As of September 30, 2010, we were in compliance with all covenants.

Letters of Credit

As of September 30, 2010, we had four irrevocable standby letters of credit that totaled $12.6 million. These standby letters of credit, which expire at various times through 2010, are used to collateralize certain obligations to third parties. As of September 30, 2010, no amounts were outstanding under these standby letter of credit agreements.

CONTRACTUAL OBLIGATIONS

There have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2009 Form 10-K and as revised in our Form 10-Q for the quarter ended June 30, 2010.

SEASONALITY

We have historically experienced seasonality in our revenue with higher revenue in the second half of the year than in the first half of the year. Our DVD product line experiences lower revenue in April and May due in part to improved weather and Daylight Savings Time, and in September and October, due in part to the beginning of the school year and the introduction of the new television season. The year-end and summer holiday months have historically been the highest rental months for DVD Services. Our Coin product line generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the critical accounting policies previously disclosed in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2009 Form 10-K.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

There have been no material changes from risk factors previously disclosed in our 2009 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Under the terms of our credit facility, we are permitted to repurchase up to (i) $25.0 million of our common stock plus (ii) proceeds received after November 20, 2007 from the issuance of new shares of capital stock under our employee equity compensation plans. However, our board of directors has only authorized the repurchase of up to $22.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003 from our employee equity compensation plans. As of June 30, 2010, this authorization allowed us to repurchase up to $68.7 million of our common stock. During the third quarter of 2010, we repurchased 1.1 million shares of our common stock for $49.2 million using cash resources. The repurchases were approved by the Board and occurred in the open market. The repurchased shares become a part of treasury stock. As of September 30, 2010, the remaining authorized share repurchase was approximately $19.8 million.

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2010:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as part of the Publicly Announced Repurchase Plans	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
7/1/10-7/31/10	0	$—	0	$68,768,145
8/1/10-8/31/10	961,784	$46.49	961,784	$24,361,988
9/1/10-9/30/10	110,253	$41.08	110,253	$19,849,678

	1,072,037	$45.94	1,072,037	$19,849,678

Item 6.	Exhibits

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

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Stock Purchase Agreement dated August 23, 2010 by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings, Inc., Coinstar UK Holdings Limited, and Sigue Corporation. (Certain exhibits and schedules in connection with the Stock Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Coinstar, Inc. agrees to provide the SEC a copy of any such exhibit or schedules upon request.) (1)

10.2*	Summary of Director Compensation

31.1	Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Includes a management contract or compensatory plan or arrangement
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to our Form 8-K filed on August 24, 2010 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/S/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer
October 28, 2010