Form 10-K
period 2010-12-31
COINSTAR INC
filed 2011-02-10
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-22555

COINSTAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3156448
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 114th Avenue SE, Bellevue, Washington	98004
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 425-943-8000

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Name of each exchange on which registered: The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.:    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported by The NASDAQ Global Select Market, was approximately $1.4 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 4, 2011 was 31,829,467 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

COINSTAR, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. Risk Factors and elsewhere in this report, that may cause our, or our industry’s, actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. Unless the context requires otherwise, the terms “Coinstar,” the “Company,” “we,” “us” and “our” refer to Coinstar, Inc. and its subsidiaries.

Item 1.	Business

Overview

We were incorporated in Delaware on October 12, 1993 and are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD business, where consumers can rent or purchase movies from self-service kiosks (“DVD Services” segment), and our Coin business, where consumers can convert their coin to cash or stored value products at coin-counting self-service kiosks (“Coin Services” segment).

Summary of Recent Divestitures and Acquisitions

The following is a summary of the acquisitions and divestitures that we have made during the last five years:

Year	Transaction
2006	• We acquired Travelex Money Transfer Limited, part of our money transfer business (the “Money Transfer Business”).

2008

•   We increased our ownership percentage of Redbox Automated Retail, LLC (“Redbox”) from 47.3% to 51.0%.

•   We acquired GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC, part of our Money Transfer Business.

2009	• We increased our ownership percentage of Redbox from 51.0% to 100.0%. • We sold our subsidiaries comprising our entertainment business (the “Entertainment Business”).

2010	• We agreed to sell our subsidiaries comprising our Money Transfer Business. • We sold our subsidiaries comprising our electronic payment business (the “E-Pay Business”).

Additional information related to our acquisitions and divestitures can be found in Note 3: Acquisitions and Note 4: Discontinued Operations, Sale of Assets and Assets Held for Sale in the Notes to Consolidated Financial Statements.

Business Segments

DVD Services

Through our Redbox subsidiary, we operate approximately 30,200 self-service DVD kiosks, in 26,100 locations, where consumers can rent or purchase movies. Our DVD kiosks are available in every state, as well as Puerto Rico and offer our consumers a convenient home entertainment solution. Our DVD kiosks are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walmart, Walgreens, and McDonalds. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees.

Typically, the per unit DVD rental price at a Redbox kiosk is a flat fee plus tax for one night and, if the consumer chooses to keep the DVD movie for additional nights, the consumer is charged for each additional night at the same flat fee per night. Our consumers can rent a movie from one location and return their rental to any of our Redbox locations. Additionally, our consumers may reserve a movie online or via a smart phone application and pick the DVD up at the selected Redbox location. We generate revenue primarily through fees charged to rent or purchase a DVD movie, and we pay retailers a percentage of our revenue. We obtain our inventory of DVD movie titles and copy depth through licensing arrangements with Paramount Home Entertainment, Inc. (“Paramount”), Universal Studios Home Entertainment, LLC (“Universal Studios”), 20th Century Fox Home Entertainment, LLC (“20th Century Fox”), Warner Home Video (“Warner”), Lionsgate Films, Inc. (“Lionsgate”), and SPHE Scan Based Trading Corporation (“Sony”), pursuant to which we agree to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. In addition, we also obtain movie inventory from certain wholesale distributors. Our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. For additional information related to our DVD license agreements with studios see Note 9: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Coin Services

We are the leader in the self-service coin-counting services market in the U.S. and own and operate the only multi-national, fully automated network of self-service coin-counting machines across the U.S., Canada, Puerto Rico, Ireland and the United Kingdom. We own and operate approximately 18,900 coin-counting machines (approximately 12,100 of which offer a variety of stored value products to consumers) in 18,700 locations.

We provide a convenient and trouble-free service to retailers such as Kroger and Walmart. Coin-counting revenue is generated through transaction fees from our consumers and retailers. Consumers feed loose change into the machines, which count the change and then dispense vouchers or, in some cases, issue stored value products, at the consumer’s election. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value product issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.

We estimate that, at any one time, there is $7.0 billion to $10.0 billion worth of coin sitting idle in households in the U.S. In 2010, consumers processed more than $2.9 billion worth of coin through our coin-counting machines. Since inception, our coin-counting machines have counted and processed more than 486.7 billion coins worth more than $27.3 billion in more than 737.6 million self-service coin-counting transactions. Our Coin Services segment also includes our coffee kiosks and other pilot programs.

Seasonality

We have historically experienced seasonality in our revenue from our DVD Services segment. The summer months have historically been high rental months for our DVD Services segment followed by lower revenue in September and October, due in part to the beginning of the school year and the introduction of the new television season. In addition, the studio licensing agreements we entered into during 2010 with Warner, Universal Studios, and 20th Century Fox provide that DVD titles will be available 28 days after the DVD becomes available for purchase at retail outlets. These delayed rental windows have resulted in the shifting of the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. However, despite this shift, for 2011 we continue to expect our lowest quarterly revenue and earnings in the first quarter and our highest quarterly revenue and earnings in the second and third quarters. Our Coin Services segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

Employees

As of December 31, 2010, we had approximately 2,585 employees. Included in this total were more than 1,718 field service employees throughout the U.S. and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers.

Additional Business Information

See Note 15: Business Segment and Enterprise-Wide Information in our Notes to Consolidated Financial Statements as well as Item 1A. Risk Factors for additional information related to our segments, intellectual property, competition, limited or sole source suppliers, and geographic and significant customer relationship information.

Where You Can Get More Information

We meet information-reporting requirements of the Securities and Exchange Act of 1934 by filing, and furnishing to the Securities and Exchange Commission (“SEC”), reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. These reports and related materials are available at the SEC website, www.sec.gov and the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make these reports and related materials available, as soon as reasonably practicable after we electronically deliver such materials to the SEC, free of charge on the Investor Relations section of our website, www.coinstarinc.com.

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

The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. A typical DVD or Coin retail contract ranges from three to five years and automatically renews until we or the retailer gives notice of termination. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our machines occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately

19.6%, 13.7%, and 10.6% of our consolidated revenue from continuing operations, respectively, during 2010. Although we have had, and expect to continue to have, a successful relationship with these retailers, changes to these relationships will continue to occur both in the long and short-term, some of which could adversely affect our business and reputation. For example, our Coin and DVD relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

There are many risks related to our DVD Services business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our DVD Services business. We have invested, and plan to continue to invest, substantially to establish and maintain our nationwide infrastructure of DVD kiosks. The home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share. There is no assurance that the DVD kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•

Changes in consumer content delivery preferences, including increased use of personal video recorders (e.g., a DVR or TiVo), pay-per-view delivered by cable or satellite providers and similar technologies, digital downloads, online streaming, portable devices (e.g., iPhones), and other mediums, video on demand, subscription video on demand, disposable or download-to-burn DVDs, DVDs with enhanced picture or sound quality (e.g. Blu-ray or 3-D), or less demand for high volume of new movie content due to such things as larger home DVD and downloaded movie libraries.

•

Increased availability of digital movie content inventory through personal video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, online streaming, digital downloads, portable devices, digital lockers, and other mediums.

•

Decreased quantity and quality of movie content availability for DVD distribution due to general-industry-related factors, including financial disruptions, labor conflicts (e.g., actor/writer strikes), bonus content or other features on certain sell-through DVDs that are not included on DVDs made available for rent, increased focus on digital sales, or movie content failing to appeal to consumers’ tastes.

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

•	Decreased costs related to purchasing or receipt of movie content, including less expensive DVDs, more aggressive competitor pricing strategies and piracy.

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

Traditionally, businesses that rent movies in physical formats, such as DVDs, have enjoyed a competitive advantage over other movie distribution rental channels because of earlier timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the major studios generally have made their movies available on physical formats for a 30- to 45-day release window before release to other movie distribution rental channels, such as pay-per view, video-on-demand, premium television, basic cable, and network and syndicated television. Increasingly, however, major studios have experimented with compressing the window between DVD and video-on-demand release or with releasing movies in each channel simultaneously. Additionally, in some cases, major studios have staggered releases of DVDs such that a movie might be less available for rental until as much as 28 days after the DVD becomes available for purchase at a retail outlet.

However, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including simultaneous video-on-demand/digital downloads/online streaming and DVD releases or making video-on-demand/digital downloads/online streaming available prior to DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and that certain movies will be made available via premium video-on-demand while they are still in theaters. Further, certain studios have implemented or announced their intention to implement policies to lengthen the time that certain video retailers, including those providing movies on physical formats, must wait before renting movies following their initial release on DVD to retailers. For example, our Redbox subsidiary has entered into arrangements with Warner Home Video, Universal Studios and 20th Century Fox that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. For example, we believe that the 28-day delayed rental window of certain of our DVD titles during the holiday season negatively impacted our fourth quarter 2010 rental and financial results.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our DVD Services business model is to optimize our inventory of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for DVD Services would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. For example, we believe that in the fourth quarter of 2010, we purchased too many copies of DVDs for our kiosks, and removed older titles too early, negatively impacting our revenues and gross margins. Further, the delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. In addition, if we are unable to comply with, or lack the necessary internal controls to ensure appropriate documentation and tracking of DVD inventory, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks of theft and misuse of property, any of which may negatively affect our margins in the DVD Services business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

For example, we have entered into licensing agreements with Sony, Lionsgate, and Paramount. Under these agreements, the studios agreed to provide delivery of their DVDs by the “street date,” the first date on which the

DVD releases are available to the general public for home entertainment purposes on a rental basis (and in the case of Paramount, on either a rental or sell-through basis). The terms of these agreements run through the end of 2014, but each of the movie studios has an option to terminate in the second half of 2011 pursuant to the terms of the respective agreements. In addition, we have a licensing arrangement with Warner, Universal Studios and 20th Century Fox that make DVDs available for rent 28 days after the street date (whether on a rental or sell-through basis). Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, these agreements require us to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. If the titles or format provided are not attractive to our consumers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our DVD Services business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. If consumers choose to rent these DVD titles from our competitors, purchase the DVD titles rather than rent from us, or find our DVD title selection unbalanced or unappealing, our business, operating results and financial condition could be materially and adversely affected. In addition, we have incurred, and may continue to incur, additional non-cash increases to operating expenses, which are amortized over the terms of any such arrangements, that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our existing studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, in October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes, and is seeking monetary damages and other relief as appropriate. Also, in January and February 2011, cases were brought purportedly on behalf of a class of persons who purchased or otherwise acquired our stock during the period, depending on the complaint, between as early as October 28, 2010 to as late as February 3, 2011. The plaintiffs allege that Coinstar violated federal securities laws during this period of time by, among other things, issuing false and misleading statements about current and prospective business and financial results. The plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period, and are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations.

If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition or results of operations.

We have experienced substantial growth in our business, particularly due to our acquisition and the rapid expansion of our Redbox subsidiary. This growth, including the integration of Redbox, has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, as appropriate, and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox’s operations have remained primarily in Oakbrook Terrace, Illinois, while Coinstar’s corporate headquarters and coin operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to maintain popular and reliable product and service levels for our consumers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly-skilled personnel. Also, while we believe that the total addressable market for DVD kiosks is large, we cannot be certain about its size, the most effective plan for locating kiosks, or the optimum market density. Because of our limited operating history and because the DVD kiosk market and our business model for DVD Services is rapidly evolving, we have limited data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations.

Managing our growth will require significant expenditures and allocation of valuable management and operational resources. If we fail to achieve the necessary level of efficiency in our organization as we continue to integrate Redbox and otherwise appropriately grow business lines, our business, operating results and financial condition could be harmed.

We have substantial indebtedness.

As of December 31, 2010, $150.0 million and $173.1 million was recorded on our Consolidated Balance Sheets for our revolving credit facility and convertible debt agreements, respectively. We may generally prepay amounts borrowed under the revolving credit facility without premium or penalty. The revolving credit facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the revolving credit facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

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

We may not have the ability to pay interest on our convertible notes, to repurchase the convertible notes upon a fundamental change or to settle conversions of the convertible notes, as may be required.

The $200.0 million in aggregate principal amount of our 4.00% Convertible Senior Notes due 2014 (the “Notes”) bear interest semi-annually, payable March 1 and September 1 of each year. If a fundamental change occurs under the indenture governing the Notes, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of such Notes (as well as deliver shares of our common stock if applicable). For example, at December 31, 2010, our Notes became convertible in and for the first quarter of 2011 at the option of each holder because the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the fourth quarter of 2010 exceeded 130% of the applicable conversion price. Depending on the timing of payment requirements, we may not have sufficient funds to pay interest on, carry out the fundamental change repurchase obligations relating to, or make the payments (including cash) due upon conversion of, the Notes.

In addition, our existing senior secured credit facility prohibits us from making any cash payments due upon the repurchase or conversion of the Notes if (i) an event of default then exists or would result from the relevant payment under that facility or (ii) after giving effect to the relevant cash payment, we would not be in pro forma compliance with our consolidated leverage ratio test specified in that facility. Any agreements or indebtedness we enter into or incur in the future may further restrict our ability to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes.

Further, if we fail to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes, we will be in default under the indenture governing the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness, including our credit facility. If the repayment of indebtedness were to be accelerated, including after any applicable notice or grace periods, we may not, among other things, have sufficient funds to repay indebtedness or pay interest on, carry out our repurchase obligations relating to, or make cash payments upon conversion of, the Notes.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders.

Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we may be required to deliver shares of our common stock to a converting holder. For each $1,000 principal amount of Notes converted, a holder receives an amount in cash equal to $1,000, and, if the conversion value (as determined by the terms of the indenture) exceeds $1,000, the holder will also receive a number of shares of our common stock based on the excess conversion value. The number of shares of common stock potentially to be issued upon conversion of the Notes increases as the market price of our common stock increases during the conversion value measurement period. If shares of our common stock are issued due to conversion of some or all of the Notes, the ownership interests of existing stockholders would be diluted. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the Notes could adversely affect prevailing market prices of our common stock. At December 31, 2010, our Notes became convertible in and for the first quarter of 2011 at the option of each holder.

If we cannot execute on our strategy and offer new automated retail products and services, our business could suffer.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer. We may invest in other companies offering automated retail services, such as our investment in ecoATM, a company that provides an automated eCycling station that captures, tracks and recycles mobile devices, or we may seek to grow businesses organically, such as our coffee kiosk pilot program, or we may seek to offer new products on our current kiosks, such as video games on the DVD kiosk, or new Coin-to-Commerce products on our Coin kiosk. Any new business opportunity may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize new products and services, we will need to enhance the capabilities of our DVD and coin-counting kiosks or create new kiosks, as well as adapt our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful.

Competitive pressures could seriously harm our business, financial condition and results of operations.

Our DVD Services business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie industry, than we have, including:

•	mail-delivery and online retailers, like Netflix or Amazon;

•	traditional video retailers, like Blockbuster and other local and regional video stores, and other DVD kiosk businesses, like NCR

•	other retailers like Walmart and other chain stores selling DVDs;

•	cable, satellite, and telecommunications providers, like Comcast;

•	traditional movie programmers, like HBO or Showtime;

•	other forms of movie content providers like Internet sites including iTunes, YouTube, Hulu or Google;

•	noncommercial sources like libraries; and

•	general competition from other forms of entertainment such as movie theaters, television, sporting events and video gaming.

Our Coin Services business faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting machines with competitor machines and operate such machines themselves or through a third party, or not carry coin-counting machines at all deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.

In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns such as the recent crisis, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our machines and equipment could be significantly reduced. See the risk factor below entitled, “—Events outside of our control, including the current economic environment, has and could continue to negatively affect consumers’ use of our products and services.”

Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss and terrorist attacks.

A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. For example, our corporate headquarters and certain critical business operations are located in the Bellevue, Washington area, which is near major earthquake faults. While we have taken steps to protect the security of critical business processes and systems and have established certain back-up systems and disaster recovery procedures, any disruptions, whether due to inadequate back-up or disaster recovery planning, failures of information technology systems, interruptions in the communications network, or other factors, could seriously harm our business, financial condition and results of operations.

In addition, our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service the DVD and coin-counting kiosks used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to, or destruction of, our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our operating systems could harm our business.

The operation of our DVD and Coin Services businesses depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.

Further, certain aspects of the operating systems relating to our business are outsourced to third-party providers, including long-distance telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third-party providers over whom we may have limited control.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. Any breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to litigation and damage our business reputation, financial position, and results of operations.

Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.

Our business involves the movement of large sums of money. Our Coin Services and Money Transfer Business require the effective transfer of large sums of money between many different locations. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient, secure, and error-free handling of the money that is remitted and that is used to clear payment instruments or complete transfers. We rely on the ability of our agents and employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In addition, we rely on third-party vendors in our business, including, among others, clearing banks which clear our money orders, official checks and money transfers, and certain of our telecommunication providers. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by our agents, employees, or third party vendors, we could suffer financial loss, loss of consumers, regulatory sanctions and damage to our reputation.

Our failure to meet consumer expectations with respect to pricing our products and services may adversely affect our business and results of operations.

Demand for our products and services may be sensitive to pricing changes. Changes in our pricing strategies may have a significant impact on, among other things, our revenue and net income. For example, in March 2010, we increased the typical coin-counting transaction fee from 8.9% to 9.8%, and, in July 2010, we began renting Blu-Ray DVDs at a higher nightly fee than standard definition DVDs. Other fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.

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

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 90 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication, and an additional 10 United States and international patents related to aspects of our DVD business, including patents regarding kiosk security and inventory management. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions related to our coin-counting and DVD technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our business.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, our United States patent rights based on our original patent application primarily relating to our coin-counting business will expire in September 2012 and a patent relating to our subsidiary Redbox’s “Rent and Return Anywhere” feature expired in June 2010.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending our company and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our DVD or coin-counting services in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have, or obtain, proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our DVD and coin-counting kiosk installations, we need to attract new retailers and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting kiosks in banks and credit unions. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of DVD and coin-counting kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future operating results could be adversely affected.

Payment of increased service fees to retailers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on DVD and coin-counting products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term, non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

Events outside of our control, including the current economic environment, has negatively affected, and could continue to negatively affect, consumers’ use of our products and services.

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty affecting our potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchases during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting retailers to purchase products and services that are not necessarily our products and services, if consumers are visiting retailers less frequently and being more careful with their money when they do, these tendencies may also negatively impact our business.

Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties, could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the difficult economic environment. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity, as well as our business generally.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our DVD and coin-counting kiosks, our ability to develop and commercialize new products and services and the costs incurred to do so, and our ability to successfully integrate newer lines of business into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	fluctuations in revenue generated by our DVD and Coin Services businesses;

•	fluctuations in operating expenses, such as the amortization of our DVD library, and transaction fees and commissions we pay to our retailers;

•	our ability to establish or maintain relationships with significant retailers and suppliers on acceptable terms;

•	the amount of service fees that we pay to our retailers;

•	the transaction fees we charge consumers to use our services;

•	fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, and the level of DVD migration between kiosks;

•	the successful operation of our network;

•	the commercial success of our retailers, which could be affected by such factors as general economic conditions, severe weather or strikes;

•	the level of product and price competition;

•	fluctuations in interest rates, which affects our debt service obligations;

•	the timing of, and our ability to develop and successfully commercialize, new or enhanced products and services;

•	activities of and acquisitions or announcements by competitors; and

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions.

In addition, we have historically experienced seasonality in our revenue from our DVD Services segment. The summer months have historically been high rental months for our DVD Services segment followed by lower revenue in September and October, due in part to the beginning of the school year and the introduction of the new television season. In addition, the studio licensing agreements we entered into during 2010 with Warner, Universal Studios and 20th Century Fox provide that DVD titles will be available 28 days after the DVD becomes available for purchase at retail outlets. These delayed rental windows have resulted in the shifting of the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. However, despite this shift, for 2011 we continue to expect our lowest quarterly revenue and earnings in the first quarter and our highest quarterly revenue and earnings in the second and third quarters. Our Coin Services segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our machines and equipment.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our machines and equipment. We intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for DVD or coin-counting kiosks, we may be unable to meet such demand due to manufacturing constraints.

Some key hardware components used in the DVD and coin-counting kiosks are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining DVD or coin-counting kiosks, either of which could seriously harm our business, financial condition and results of operations.

In addition, we rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for pick-up, processing and depositing of coins, as well as to provide limited servicing of our machines. We generally contract with a single transportation provider and coin processor to service a particular region. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

We are subject to substantial federal, state, local and foreign laws and government regulation specific to our business.

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to coins, vehicle safety, access to machines in public places, copyright law, charitable fundraising, the transfer of money or things of value, currency controls, weights and measures, payment cards and other payment instruments, sweepstakes, contests, consumer protection, consumer privacy, data protection and information security. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.

For example, if U.S. copyright law were altered to amend or eliminate the First Sale Doctrine, our business could be adversely affected. Under U.S. copyright law, the First Sale Doctrine provides that once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once sold. As such, once we purchase a DVD in the market, we are permitted to re-sell it, rent it or otherwise dispose of it. Although the majority of our DVD inventory is licensed directly from studios, and not purchased, if Congress or the courts were to change, or substantially limit, this First Sale Doctrine, our ability to obtain certain purchased content and then rent it could be adversely affected.

In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our DVD Services, Coin Services, and Money Transfer Business. For example, we have obtained licenses in those states and the District of Columbia which require licenses with regard to money transfer transactions. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements may increase, perhaps substantially.

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

We currently have coin operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of machines and equipment internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

We purchase products from vendors that obtain a significant percentage of such products from foreign manufacturers. As a result, we are subject to changes in governmental policies, exchange rate fluctuations, various product quality standards, the imposition of tariffs, import and export controls, transportation delays and interruptions and political and economic disruptions which could disrupt the supply and timely delivery of products manufactured abroad. In addition, we could be affected by labor strikes in the sea shipping, trucking and railroad industries. A reduction or interruption in supplies, or a significant increase in the price of one or more supplies could have a material adverse effect on our business.

Our Money Transfer Business requires us to meet specific federal, state, local and foreign laws and government regulations, subjecting us to additional risk.

In the second quarter of 2010, we moved our Money Transfer Business into discontinued operations as we evaluated divestment opportunities. In the third quarter of 2010, we signed a stock purchase agreement with Sigue Corporation to sell the companies which comprise our Money Transfer Business. In the interim, we continue to run our Money Transfer Business in the ordinary course and continue to be subject to the risks related to that business, as well as the risk that the sale will not be completed pursuant to the terms of the agreement, if at all.

The money transfer industry is heavily regulated, both in the United States and internationally. We operate our Money Transfer Business under the authority of the licenses and approvals that we have obtained where required from the various jurisdictions in which we operate. There is no assurance that we will be able to maintain these licenses and approvals in the future.

In operating the Money Transfer Business in the United States for example, we are responsible for compliance with a variety of state laws and regulations, including licensing requirements, applicable to the business. In addition, we are subject to United States federal anti-money laundering laws, including United States Department of the Treasury registration requirements and reporting requirements for suspicious and certain other transactions, and the requirements of the Office of Foreign Assets Control, which prohibit transmitting money to specified countries or to, or on behalf of, prohibited individuals or entities. If we were to transmit money to, or on behalf of, or otherwise conduct business with, a prohibited individual or entity, we could be required to pay significant damages, including fines and penalties, and our ability to conduct business in the United States and other jurisdictions could be limited. The USA PATRIOT Act and the U.S. Bank Secrecy Act mandate several anti-money laundering requirements. Any violation of anti-money laundering laws could lead to significant penalties, and could limit our ability to conduct business in the United States and other jurisdictions.

In addition, the money transfer industry is subject to international regulation, which varies from country to country. In certain countries in which we operate, we are required to maintain licenses or other governmental approvals in order to operate this business. As described above, we are responsible for compliance with these laws and regulatory requirements in those countries in which we operate the Money Transfer Business. Although most countries in which we operate this business do not regulate this business to the same degree as the United States, this could change in the future.

Failure to comply, or, as discussed below the failure of a money services business that we have acquired to comply before our acquisition, with the laws and government regulations in jurisdictions in which we operate, or in which the acquired company operated the Money Transfer Business, could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with banks or retail representatives, administrative enforcement actions and fines, penalties or other damages, class action lawsuits, cease and desist orders, and/or other civil and criminal liability. The occurrence of one or more of these events could adversely affect our business, financial condition and results of operations. Furthermore, additions to, or changes in, the laws, regulations or other industry practices and standards in the United States or any of the foreign countries in which the Money Transfer Business operates, could also increase our compliance and other costs of doing business, require significant systems redevelopment, reduce the market for, or value of, our products or services or render our products or services less profitable or obsolete, lead to a loss of agents, and have an adverse effect on our results of operations.

Our money transfer service is, and will remain, reliant on an effective agent network.

Substantially all of the Money Transfer Services revenue is generated through an agent network spanning approximately 136 countries as of December 31, 2010. Agents include banks and other financial institutions, regional micro-finance companies, chain stores and local convenience stores. Transaction volumes at existing agent locations often increase over time and new agents provide us with additional revenue. If agents decide to leave our network, or if we are unable to sign new agents, our revenue and profit growth rates may be adversely affected. Agent attrition might occur for a number of reasons, including a competitor engaging an agent or an agent’s dissatisfaction with its relationship with us or the revenue derived from that relationship. In addition, agents may generate fewer transactions or less revenue for various reasons, including changes in economic circumstances affecting consumers and potential consumers, the appearance of competitors close to our agent locations or increased competition. Because an agent is a third party that engages in a variety of activities in addition to providing our services, an agent may encounter business difficulties unrelated to its provision of our services, which could cause the agent to reduce its number of locations, hours of operation, or cease doing business altogether. Moreover, we could suffer financial loss and additional liability from the failure, for any reason, of our agents to provide good funds in a money transfer. The failure of the agent network to meet our expectations regarding revenue production and business efficiencies may negatively impact our business, financial condition and results of operations.

Further, failure, either intentional or unintentional, by our agents to comply with the laws and regulatory requirements of applicable jurisdictions, including anti-money laundering, consumer privacy and information security restrictions, in connection with our Money Transfer Business or otherwise, could result in, among other things, revocation of required licenses or registrations, loss of approved status, termination of contracts with third parties, administrative enforcement actions and fines, seizure or forfeiture of our funds, class action lawsuits, cease and desist orders and civil and criminal liability, as well as damage to our reputation. The occurrence of one or more of these events could materially adversely affect our business, financial condition and results of operations.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.

As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in 2006 and 2008 we completed the acquisitions of the entities that comprise our Money Transfer Business. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

Our stock price has been, and may continue to be, volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2010, the closing price of our common stock ranged from $25.37 to $67.56 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier or distributor relationships;

•	trends and fluctuations in the use of our DVD and Coin Services businesses;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and

•	industry developments.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in two office buildings, totaling 77,589 square feet under two leases that expire December 31, 2019.

Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 159,399 square feet, and these premises are under a lease that expires on July 31, 2021.

Item 3.	Legal Proceedings

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes and is seeking monetary damages and other relief as appropriate. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the state court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Substantially similar complaints were filed in the same court in February 2011. These cases purport to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period, depending on the complaint, between as early as October 28, 2010 to as late as February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Stock Prices

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

2009	High	Low
Quarter 1	$33.00	$18.84
Quarter 2	37.67	25.00
Quarter 3	38.28	24.79
Quarter 4	36.00	23.49

2010	High	Low
Quarter 1	$33.58	$25.37
Quarter 2	59.43	32.27
Quarter 3	50.16	38.75
Quarter 4	67.56	41.47

The approximate number of holders of record of our common stock at February 4, 2011 was 108.

Dividends

We have never paid any cash dividends on our capital stock. In addition, we are restricted from paying dividends under our current revolving credit facility. Currently we intend to retain all future earnings for the foreseeable future to fund development and growth of our business, retire debt obligations or buy back our common stock.

Repurchases of Common Stock

Following our Board of Directors authorization granted in December 2010, and consistent with the terms of our credit facility, we are permitted to repurchase up to (i) $72.5 million of our common stock plus (ii) cash proceeds received after November 20, 2007 from the exercise of stock options by our officers, directors or employees. This authorization allowed us to repurchase up to $74.5 million of our common stock as of December 31, 2010. Repurchased shares become a part of treasury stock.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2010:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
10/1/10 - 10/31/10	0	$0	0	$20,180,851
11/1/10 - 11/30/10	0	$0	0	$24,385,472
12/1/10 - 12/31/10	0	$0	0	$74,486,073

	0	$0	0	$74,486,073

Unregistered Sales of Equity Securities

On June 15, 2010, we issued 200,000 shares of unregistered restricted common stock to Paramount in connection with the Paramount Agreement discussed in Note 9: Commitments and Contingencies in the Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Paramount represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Paramount represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

On July 17, 2009, we issued 193,348 shares of unregistered restricted common stock to Sony in connection with the Sony Agreement discussed in Note 9: Commitments and Contingencies in the Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Sony represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Sony represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 6.	Selected Financial Data

The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Statement of Net Income Data	2010	2009	2008	2007	2006
Revenue	$1,436,421	$1,032,623	$650,079	$260,846	$235,414
Income from operations	$143,207	$104,712	$86,144	$55,610	$39,557
Income from continuing operations	$65,894	$43,693	$45,727	$22,389	$15,820
Income (loss) from discontinued operations, net of tax(1)	(14,886)	13,577	(17,178)	(43,721)	2,906

Net income (loss)	51,008	57,270	28,549	(21,332)	18,726
Net income attributable to non-controlling interests(2)	0	(3,627)	(14,437)	(921)	(98)

Net income attributable to Coinstar, Inc.	$51,008	$53,643	$14,112	$(22,253)	$18,628

Basic income per share from continuing operations attributable to Coinstar, Inc.	$2.11	$1.33	$1.12	$0.77	$0.57
Basic income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.48)	0.45	(0.62)	(1.57)	0.10

Basic net income (loss) per share attributable to Coinstar, Inc.	$1.63	$1.78	$0.50	$(0.80)	$0.67

Diluted income per share from continuing operations attributable to Coinstar, Inc.	$2.03	$1.31	$1.10	$0.77	$0.56
Diluted income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.46)	0.45	(0.60)	(1.57)	0.10

Diluted net income (loss) per share attributable to Coinstar, Inc.	$1.57	$1.76	$0.50	$(0.80)	$0.66

Shares used in basic per share calculations	31,268	30,152	28,041	27,805	27,686

Shares used in diluted per share calculations	32,397	30,514	28,464	27,805	28,028

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Cash and cash equivalents	$71,287	$19,386	$19,719	$9,563	$24,726
Cash in machine or in transit(3)	39,603	57,141	34,583	70,398	51,734
Cash being processed(4)	72,526	69,330	86,199	80,543	78,091
Total assets	1,282,711	1,222,799	1,066,714	768,573	718,083
Total debt, capital lease obligations and other	377,321	468,755	345,898	260,892	191,445
Common stock	434,169	406,333	369,735	354,509	343,229
Total stockholders’ equity	443,122	412,391	320,028	305,130	321,365

(1)	Discontinued operations for all periods presented includes the results of operations from:
•	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010;
•	our E-Payment Business, which was sold in the second quarter of 2010; and
•	our Entertainment Business, which was sold in the third quarter of 2009.
(2)	As a result of Coinstar’s ownership interest increase in Redbox from 47.3% to 51.0% on January 18, 2008, we began consolidating Redbox’s financial results at this time. In addition, we purchased the remaining 49.0% of Redbox’s interest in February 2009. There was no noncontrolling interest reported after February 2009.
(3)	Cash in machine or in transit is unavailable for immediate cash requirements as it represents cash being processed by carriers, cash deposits in transit, or cash residing in our coin-counting machines.
(4)	Cash being processed represents cash residing in our coin-counting machines or being processed by carriers, which we specifically identified for use to settle our accrued payable to retailers in relation to our coin machines.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD Services business where consumers can rent or purchase movies from self-service kiosks and our Coin business where consumers can convert their coin to cash or stored value products at coin-counting self-service kiosks. Our DVD Services business generates revenue primarily through fees charged to rent or purchase a DVD movie, and we pay retailers a percentage of our revenue. Our Coin Services business generates revenue through transaction fees from our consumers and retailers. As compared to the previous period, our consolidated revenue increased $403.8 million or 39.1% during 2010 and $382.5 million or 58.8% during 2009. These increases were primarily due to growth in our DVD Services segment.

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

We are focusing on growing our core businesses and the development of innovative new concepts in the automated retail space through organic growth and external investment. We will also continue to expand our use of social media to drive awareness of our offerings and continue to leverage new and innovative ideas to drive demand. In order to support growth, we also expect to continue devoting significant resources to continuing to develop our infrastructure including information technology systems and technology infrastructure necessary to support our products and services.

We manage our business by evaluating the financial results of our business segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and share-based payments (“segment operating income”), a non-GAAP financial measure. Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment.

We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We continually evaluate the shared service allocation methods used for segment reporting purposes, and this may result in changes to segment allocations in future periods.

We also review same store sales which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with high performing kiosks, we may add additional kiosks to drive additional revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been open for more than 13 months by the end of the reporting period compared to the same locations in the same period of the prior year.

RESULTS OF OPERATIONS

Comparability of Data

Our discussion and analysis that follows covers our results from continuing operations, which consists of our DVD Services and Coin Services business segments. We have recast the prior period results to reflect our discontinued operations, which consist of our Money Transfer Business, which we agreed to sell during 2010, and our E-Pay Business and Entertainment Business, which we sold in 2010 and 2009, respectively. Additionally, our operating costs included in our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our DVD Services and Coin Services business segments. We will periodically evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. We have made changes within our organization that align with our decision to focus on our two core automated retailing businesses, our DVD Services and Coin Services business segments. As a result, we modified the methodology of allocating shared service costs in 2010 based on the relative revenue from these core businesses and made a determination not to allocate shared service costs to our discontinued operations due to their self-sustained operating model and insignificant revenue from their operations. In addition, we have recast our 2009 and 2008 shared service allocation using the current year methodology to provide a comparable year-over-year analysis.

Summary Segment Results

(In thousands) Year Ended December 31, 2010	DVD	Coin	Corporate Unallocated	Total
Revenue	$1,160,110	$276,311		$1,436,421
Income from operations	$98,922	$60,301	$(16,016)	$143,207
Add: depreciation, amortization and other	93,641	33,351		126,992
Add: share-based payment expense	0	0	$16,016	16,016

Segment operating income	$192,563	$93,652		$286,215

Segment operating income as a percentage of revenue	16.6%	33.9%		19.9%

Year Ended December 31, 2009	DVD	Coin	Corporate Unallocated	Total
Revenue	$773,511	$259,112		$1,032,623
Income from operations	$41,177	$72,351	$(8,816)	$104,712
Add: depreciation, amortization and other	60,731	29,250		89,981
Add: share-based payment expense	0	0	$8,816	8,816

Segment operating income	$101,908	$101,601		$203,509

Segment operating income as a percentage of revenue	13.2%	39.2%		19.7%

Year Ended December 31, 2008	DVD	Coin	Corporate Unallocated	Total
Revenue(1)	$388,453	$261,626		$650,079

Income from operations	$15,995	$78,579	$(8,430)	$86,144
Add: depreciation, amortization and other	34,174	25,816		59,990
Add: share-based payment expense	0	0	$8,430	8,430

Segment operating income	$50,169	$104,395		$154,564

Segment operating income as a percentage of revenue	12.9%	39.9%		23.8%

(1)	DVD Services revenue for 2008 does not include $11.0 million for the period from January 1, 2008 through January 17, 2008, when we did not consolidate the operating results of Redbox.

Detailed financial information about our business segments, including geographic financial information and significant customer relationships is provided in Note 15: Business Segment and Enterprise-Wide Information in the Notes to Consolidated Financial Statements. Additional information related to our discontinued operations can be found in Note 4: Discontinued Operations, Sale of Assets, and Assets Held for Sale in the Notes to Consolidated Financial Statements.

DVD Services

Segment operating income in our DVD Services segment increased approximately 89% in 2010 compared to 2009 and 103% in 2009 compared to 2008.

The increase in DVD Services segment operating income in 2010 compared to 2009 was due primarily to revenue growth driven by new kiosk installations at our retailers’ locations, as well as an increase in same store sales supported by our efforts to provide customers with stronger titles and increased availability of those titles. Same store sales grew by approximately $98.2 million, or 13%, for the DVD Services segment during 2010. Segment operating income as a percentage of revenue increased during 2010 compared to 2009, reflecting the favorable effects of leveraging general and administrative expenses over the increased revenue level, as well as improved product gross margin. Product gross margin for our DVD Services segment, which is computed as segment revenue, less DVD product costs (which includes the share-based payment expense associated with restricted stock that has been granted to certain studios under the DVD supply agreements) totaled 57.3% in 2010 compared with 57.0% in 2009. The improvement in product gross margins in 2010 was supported by the lower product costs associated with the DVD supply agreements that we entered into with certain studios.

The increase in DVD Services segment operating income in 2009 compared to 2008 was due primarily to the favorable impact of the growth in revenue offset in part by increased product costs to support the increased rental transactions, declines in DVD salvage values, higher costs associated with purchasing certain DVD titles from alternative procurement sources and increased general and administration expenses to sustain the growth of the segment. The increase in revenue in 2009 compared to 2008 was due to an increase in the number of rentals resulting from new kiosk placements compared to the prior year, as well as increased rentals from existing installed kiosks. Same store sales grew by approximately $104.9 million, or 28%, for the DVD Services segment during 2009. Additionally, the DVD Services revenue for 2008 did not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. Segment operating income as a percentage of revenue increased during 2009 compared to 2008 as the favorable effects of leveraging general and administrative expenses were offset in part by higher product costs. The higher product costs resulted from the decrease in DVD salvage values, as well as the increased cost associated with purchasing certain DVD titles from alternative procurement sources. Throughout 2009, one movie studio restricted the distribution of DVDs to our DVD Services segment. During October 2009, two additional movie studios began restricting the distribution of DVDs to our DVD Services segment. The increased restriction of DVDs had a negative impact on the segment operating income margins in our DVD Services business, because, in these situations, we must obtain DVD titles from alternative sources, including certain wholesale distributors and third party retailers, often at a higher cost and often not in advantageous quantities. Product gross margin for our DVD Services segment totaled 57.0% in 2009 compared with 62.9% in 2008. The decline in product gross margins in 2009 was primarily due to the higher product costs discussed above.

Coin Services

Segment operating income in our Coin Services segment decreased approximately 7.8% during 2010 compared to 2009 and 2.7% in 2009 compared to 2008.

The decrease in Coin Services segment operating income in 2010 compared to 2009 was primarily driven by $5.4 million in costs we incurred due to our patent settlement with ScanCoin in April 2010, a $3.2 million charge from the disposal of coffee kiosks recognized in the first quarter of 2010 and higher general and administrative expenses supporting the growth of the overall company. These were partially offset by a 6.6% increase in total revenue, which reflected a 6.7% increase in same store revenue, primarily driven by an increase in our coin-counting transaction fee.

The decrease in Coin Services segment operating income in 2009 compared to 2008 was primarily due to the decline in Coin Services revenue, which was driven by a $5.5 million decrease due to unfavorable foreign exchange rates. Approximately 90% of the negative currency exchange impact was related to the United Kingdom market as the British pound depreciated against the U.S. dollar in 2009 as compared to the exchange rate in 2008. Excluding currency fluctuations, Coin Services revenue increased $3.0 million, or 1.1%, in 2009 compared to 2008, with an approximately 4% decline in same store sales.

Changes in income from operations for both our DVD Services and Coin Services segments were generally driven by the same factors as those driving changes in segment operating income discussed above.

Revenue

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$1,160,110	$773,511	$386,599	50.0%
Coin Services	276,311	259,112	17,199	6.6%

Total	$1,436,421	$1,032,623	$403,798	39.1%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$773,511	$388,453	$385,058	99.1%
Coin Services	259,112	261,626	(2,514)	(1.0)%

Total	$1,032,623	$650,079	$382,544	58.8%

DVD Services

	Year Ended December 31,
	2010	2009	2008
Net revenue per rental transaction	$2.16	$2.05	$2.02
Percentage increase (decrease) from prior year	5.4%	1.5%	(4.3)%
Same store sales growth percentage	13.0%	27.7%	53.2%
Effect of change in revenue from same store sales (in millions)	$98.2	$104.9	$69.7

	December 31,		Change
	2010	2009	#	%
Number of DVD kiosks	30,200	22,400	7,800	34.8%

	December 31,		Change
	2009	2008	#	%
Number of DVD kiosks	22,400	13,700	8,700	63.5%

The growth in revenue for our DVD Services segment during 2010 compared to 2009 resulted primarily from new kiosk installations at our retailers’ locations, as well as increases in same store sales and higher net revenue per rental transaction in 2010 compared with 2009. Same store sales growth was primarily a result of our efforts to provide customers with stronger titles and increased availability of those titles, as well as an increase in the number of dual kiosks included in our retailer locations.

DVD Services revenue for 2008 does not include $11.0 million for the period January 1, 2008 through January 17, 2008 when we did not consolidate Redbox. The remaining increase in DVD Services revenue for 2009 compared to 2008 was driven by the increase in the number of rentals resulting from new kiosk placements, as well as increased rentals from existing installed kiosks.

Coin Services

	Year Ended December 31,
	2010	2009	2008
Same store sales growth (decline) percentage	6.7%	(3.7)%	(3.2)%

	December 31,		Change
	2010	2009	#	%
Number of Coin kiosks	18,900	19,200	(300)	(1.6)%
Total transactions	76,164,000	78,373,000	(2,209,000)	(2.8)%
Average transaction size	$37.80	$37.40	$0.40	1.1%

	December 31,		Change
	2009	2008	#	%
Number of Coin kiosks	19,200	18,400	800	4.3%
Total transactions	78,373,000	74,819,000	3,554,000	4.8%
Average transaction size	$37.40	$39.70	$(2.30)	(5.8)%

The increase in Coin Services revenue in 2010 compared to 2009 was primarily driven by same store sales growth as a result of an increase in our coin-counting transaction fee from 8.9% to 9.8% that took effect for most of our coin-counting kiosks in the U.S. during the first quarter of 2010. Average transaction size increased by 1.1% in 2010 compared to 2009, offset by a decrease in total transactions of 2.8%.

The decrease in Coin Services revenue in 2009 compared to 2008 was primarily due to a $5.5 million decrease related to unfavorable foreign exchange rates. Approximately 90% of the negative currency exchange impact was related to the United Kingdom market as the British pound depreciated against the U.S. dollar in 2009 as compared to the exchange rate in 2008. Excluding currency fluctuations, Coin Services revenue increased $3.0 million, or 1.1%, in 2009 compared to 2008 due to growth from Coin kiosks installed at Walmart stores during 2009. Average transaction size decreased by 5.8% in 2009 compared to 2008, offset by an increase in total transactions of 4.8%.

Expenses

Direct Operating

Direct operating expenses consist primarily of (1) amortization of our DVD library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin processing expenses, and (4) field operations support. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$855,642	$583,926	$271,716	46.5%
Coin Services	137,339	130,196	7,143	5.5%
Share-based payment expense	7,960	1,919	6,041	314.8%

Total	$1,000,941	$716,041	$284,900	39.8%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$583,926	$276,262	$307,664	111.4%
Coin Services	130,196	130,260	(64)	0.0%
Share-based payment expense	1,919	1,692	227	13.4%

Total	$716,041	$408,214	$307,827	75.4%

	Year Ended December 31,
	2010	2009	2008
Direct operating expenses as a percentage of revenue:
DVD Services	73.8%	75.5%	71.1%
Coin Services	49.7%	50.2%	49.8%
Total	69.7%	69.3%	62.8%

The increase in direct operating expenses for our DVD Services segment during 2010 was primarily due to increased product costs resulting from revenue growth. The decrease in DVD Services direct operating expenses as a percentage of DVD Services revenue in 2010 compared to 2009 was primarily due to improved product gross margins and improved efficiencies in our field operations resulting from the larger installed base of kiosks in 2010 compared with 2009.

The increase in direct operating expenses for our DVD Services segment in 2009 compared to 2008 was primarily due to the growth of DVD revenue, resulting in increased associated variable expenses, principally commissions paid to retailers, credit card fees and field operations support costs. The increase in DVD Services direct operating expenses as a percentage of revenue in 2009 compared to 2008 was mainly due to higher DVD product costs, which resulted primarily from a decrease in DVD salvage values. In addition, movie studios began restricting the distribution of DVDs to our DVD Services segment during 2009, which had a negative impact on our product costs as we then had to obtain DVD titles from alternative sources, often at a higher cost.

Historically, our DVD content has been acquired from three primary sources:

•	direct supply agreements with certain studios;

•	third party distributors; and

•	purchases made through third party retailers by our field team.

Upon entering into our DVD supply agreements with Warner, Universal Studios and Fox during 2010, we no longer use our field team to purchase DVD content from third party retailers and there are no longer any studios restricting the distribution of DVDs to us. Our direct supply agreements with studios provide for a lower initial product cost than a purchase from a distributor; however, we typically cannot re-sell this product at the end of its rental term, resulting in no salvage value. In addition, some of the direct supply agreements provide that a percentage of the rental revenue be shared with the movie studios. The cost of DVDs procured through direct supply agreements with movie studios comprised 89%, 30% and 4% of the total cost of DVD purchases during 2010, 2009 and 2008, respectively. We expect the DVDs procured through our direct supply agreements with the studios to continue to comprise the majority of our DVD purchases.

If we do not have a direct supply agreement with a movie studio, we purchase DVD content from distributors. These purchases are at a higher initial product cost than the direct supply agreements with movie studios; however, we attempt to re-sell the product at the end of its rental term. Over the last two years, we have experienced steady declines in the salvage values of product purchased from distributors. As we have entered into several direct supply agreements with movie studios, the value of DVDs procured through purchases from distributors has declined substantially and comprised 9%, 59% and 94% of the total cost of DVD purchases during 2010, 2009 and 2008, respectively.

In the past, when a movie studio had restricted the distribution of DVDs to our DVD Services segment, our field team procured the product from third party retailers or wholesale distributors. No studios are currently restricting the distribution of DVDs to us. The DVDs purchased through these alternative procurement sources were acquired at a higher cost and typically in less advantageous quantities than our other two procurement sources. The value of DVDs acquired through the alternative procurement sources comprised 2%, 11% and 2% of the total cost of DVD purchases during 2010, 2009 and 2008 respectively.

The increases in direct operating expenses for our Coin Services segment in 2010 compared to 2009 was due to higher revenue related to the coin-counting fee increase resulting in higher costs paid to our retail partners for revenue share expenses. In addition, we experienced higher operating costs related to kiosk field operations, bank fees and kiosk property tax expense in 2010 compared to 2009.

Marketing

Our marketing expenses represent our cost of advertising, traditional marketing, on-line marketing, and public relations efforts in national and regional advertising and major international markets.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$14,726	$8,212	$6,514	79.3%
Coin Services	9,092	7,242	1,850	25.5%
Share-based payment expense	18	25	(7)	(28.0)%

Total	$23,836	$15,479	$8,357	54.0%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$8,212	$7,018	$1,194	17.0%
Coin Services	7,242	7,682	(440)	(5.7)%
Share-based payment expense	25	50	(25)	(50.0)%

Total	$15,479	$14,750	$729	4.9%

	Year Ended December 31,
	2010	2009	2008
Marketing expenses as a percentage of revenue:
DVD Services	1.3%	1.1%	1.8%
Coin Services	3.3%	2.8%	2.9%

Total	1.7%	1.5%	2.3%

The increase in marketing expenses in 2010 compared to 2009 was primarily due to increased spending in our DVD Services segment. We introduced certain national marketing programs including radio advertising, search engine marketing, and social media outlets for our DVD Services segment during the second quarter of 2010 and these programs continued for the remainder of the year. In addition, we launched additional Coin Services marketing programs including regional billboards, brand ID, and multiple media channels to reengage our consumers in 2010 and drive sustainable demand in 2011.

Research and Development

Our research and development expenses consist primarily of the development costs of our kiosk software, network applications, machine improvements, and new product development. Research and development expenses represent expenditures to support development and design of our complementary new product ideas and to continue our ongoing efforts to enhance our existing products and services. Research and development costs were relatively flat as a percentage of revenue in 2010 compared to 2009 and in 2009 compared to 2008.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
Coin Services	$7,196	$5,120	$2,076	40.5%
Share-based payment expense	241	192	49	25.5%

Total	$7,437	$5,312	$2,125	40.0%

	Year Ended December 31,		Change
	2009	2008	$	%
Coin Services	$5,120	$4,591	$529	11.5%
Share-based payment expense	192	167	25	15.0%

Total	$5,312	$4,758	$554	11.6%

	Year Ended December 31,
	2010	2009	2008
Research and development expenses as a percentage of revenue:
Coin Services	2.6%	2.0%	1.8%
Total	0.5%	0.5%	0.7%

General and Administrative

Our general and administrative expenses consist primarily of executive management, business development, supply chain management, finance, management information system, human resources, legal, facilities, risk management, and administrative support for field operations.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$97,179	$79,465	$17,714	22.3%
Coin Services	23,653	14,953	8,700	58.2%
Share-based payment expense	7,797	6,680	1,117	16.7%

Total	$128,629	$101,098	$27,531	27.2%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$79,465	$55,004	$24,461	44.5%
Coin Services	14,953	14,698	255	1.7%
Share-based payment expense	6,680	6,521	159	2.4%

Total	$101,098	$76,223	$24,875	32.6%

	Year Ended December 31,
	2010	2009	2008
General and administrative expenses as a percentage of revenue:
DVD Services	8.4%	10.3%	14.2%
Coin Services	8.6%	5.8%	5.6%
Total	9.0%	9.8%	11.7%

The increase in general and administrative expenses in 2010 compared to 2009 was primarily due to the increased payroll and benefit related costs resulting from new hires, primarily in the information technology, software development, customer experience and marketing areas, as well as professional consulting service expense to support the growth of our DVD Services business. In addition, we increased our spending in shared service support functions to strengthen the company infrastructure. Such shared service costs were allocated to both our DVD Services and Coin Services segments.

The increase in general and administrative expenses as a percentage of revenue for our Coin Services segment in 2010 compared to 2009 was primarily due to the increase in allocated costs from our shared service support functions, primarily as a result of increased headcount and related costs, as well as the investment in infrastructure to support the growth of the overall business which grew faster than the related revenues.

The increase in general and administrative expenses in 2009 compared to 2008 was primarily due to increased administrative costs to sustain the growth of our DVD Services segment, including increased personnel, as well as other corporate management transition costs. These increases were partially offset by a $4.1 million charge related to a proxy contest in 2008. General and administrative costs decreased as a percentage of revenue in 2009 compared to 2008 as the growth in revenue created a larger base over which to spread such costs.

Depreciation and other

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$92,884	$59,762	$33,122	55.4%
Coin Services	30,803	26,656	4,147	15.6%

Total	$123,687	$86,418	$37,269	43.1%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$59,762	$33,147	$26,615	80.3%
Coin Services	26,656	23,277	3,379	14.5%

Total	$86,418	$56,424	$29,994	53.2%

	Year Ended December 31,
	2010	2009	2008
Depreciation and Other as a percentage of revenue:
DVD Services	8.0%	7.7%	8.5%
Coin Services	11.1%	10.3%	8.9%
Total	8.6%	8.4%	8.7%

The increase in our DVD Services segment depreciation and other in 2010 compared to 2009 was primarily due to depreciation expense associated with the net installation of 7,800 DVD kiosks during 2010. Additionally, in the first quarter of 2010, we evaluated the operational efficiency and the performance of our kiosks, and as a result, we pulled back deployed DVDXpress branded kiosks and canceled plans to deploy unused coffee kiosks. As a result, we adjusted the useful life of those kiosks, resulting in increased depreciation expense of $9.5 million in 2010. This included carrying values of $0.7 million and $3.2 million related to the unused DVDXpress and coffee kiosks, respectively, were written off and included in depreciation and other on our Consolidated Statements of Net Income.

The increases in DVD Services and Coin Services depreciation and other expense in 2009 compared to 2008 were primarily due to the net installation of 8,700 DVD kiosks in 2009 and the rollout of coin kiosks to approximately 3,500 Walmart locations, primarily in the latter half of 2008, driving increased depreciation expense in 2009.

Amortization of Intangible Assets

Our amortization expense consists of amortization of intangible assets, which are mainly comprised of the value assigned to our acquired retailer relationships.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
DVD Services	$757	$969	$(212)	(21.9)%
Coin Services	2,548	2,594	(46)	(1.8)%

Total	$3,305	$3,563	$(258)	(7.2)%

	Year Ended December 31,		Change
	2009	2008	$	%
DVD Services	$969	$1,026	$(57)	(5.6)%
Coin Services	2,594	2,540	54	2.1%

Total	$3,563	$3,566	$(3)	(0.1)%

	Year Ended December 31,
	2010	2009	2008
Amortization as a percentage of revenue:
DVD Services	0.1%	0.1%	0.3%
Coin Services	0.9%	1.0%	1.0%
Total	0.2%	0.3%	0.5%

Unamortized intangible assets totaled $9.6 million at December 31, 2010 and will be amortized at the rate of approximately $0.7 million per quarter in 2011, $0.6 million per quarter in 2012 and 2013, $0.4 million per quarter in 2014 and the remaining balance of $0.4 million will be amortized thereafter.

Litigation Settlement

In April 2010, we settled patent litigation with ScanCoin for $5.4 million, inclusive of $2.1 million in legal costs previously capitalized in anticipation of a successful defense of the patents. The entire settlement was expensed during the first quarter of 2010.

Interest Expense

Interest expense in 2010 and 2009 includes interest expense related to our $200 million convertible senior notes, which includes both cash interest expense and non-cash interest expense for the amortization of the related debt issuance and debt discount costs. The unamortized debt issuance and debt discount as of December 31, 2010 was $26.9 million and will be recognized as non-cash interest expense over the remaining life of the notes in the amount of $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014. Interest expense in 2009 and 2008 included interest expense related to our $87.5 million term loan until its early retirement due to the issuance of our $200 million convertible senior notes in September 2009.

Dollars in thousands	Year Ended December 31,		Change
	2010	2009	$	%
Cash interest expense	$26,408	$30,566	$(4,158)	(13.6)%
Non-cash interest expense	8,456	3,682	4,774	129.7%

Total interest expense	$34,864	$34,248	$616	1.8%

	Year Ended December 31,		Change
	2009	2008	$	%
Cash interest expense	$30,566	$21,019	$9,547	45.4%
Non-cash interest expense	3,682	503	3,179	632.0%

Total interest expense	$34,248	$21,522	$12,726	59.1%

The increase in interest expense in 2010 compared to 2009 was primarily due to the amortization of non-cash interest expense from our convertible debt discount, partially offset by the lower debt balance as we paid down our revolving credit facility by $75 million in August 2010.

The increase in interest expense in 2009 compared to 2008 was primarily due to the increase in borrowings in order to acquire the remaining 49% interest in Redbox.

Early Retirement of Debt

The $1.1 million charge for early retirement of debt in 2009 related to our early retirement of our $87.5 million term loan in conjunction with the issuance of our $200 million convertible senior notes.

Income Tax Expense

Our effective tax rate from continuing operations was 39.5%, 37.1% and 29.4% in 2010, 2009 and 2008, respectively. These rates differ from the federal statutory rate primarily due to state income taxes offset by noncontrolling interest income attributable to non-taxpaying entities represented in the 2009 and 2008 consolidated financial statements. The increases in our effective tax rates from 2008 through 2010 were attributable to decreases in non-controlling interests income as we purchased the remaining non-controlling interests in Redbox.

Non-Controlling Interests

Non-controlling interest of $3.6 million and $14.4 million in 2009 and 2008, respectively, represented the operating results, net of tax, for the 49% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in Redbox in February 2009.

NON-GAAP FINANCIAL MEASURES

Non-GAAP financial measures may be provided as a complement to results in accordance with United States generally accepted accounting principles (“GAAP”). Non-GAAP measures are not a substitute for measures computed in accordance with GAAP. Our non-GAAP measures may be different from the presentation of financial information by other companies.

Adjusted EBITDA from Continuing Operations

We use the non-GAAP measure of adjusted earnings, before interest, taxes, depreciation, amortization and other, and share-based payment expense from continuing operations (“adjusted EBITDA from continuing operations”) because our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented herein may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures.

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented below:

	Year Ended December 31,
Dollars in thousands	2010	2009	2008
Income from continuing operations	$65,894	$43,693	$45,727
Depreciation, amortization, and other	126,992	89,981	59,990
Interest expense, net	34,705	34,248	20,769
Income taxes	43,032	25,720	19,038
Share-based payment expense	16,016	8,816	8,430
Early retirement of debt	0	1,082	0

Adjusted EBITDA from continuing operations	$286,639	$203,540	$153,954

The increases in our adjusted EBITDA from continuing operations during 2010 and 2009 were primarily due to our DVD Services segment results. The other components of adjusted EBITDA have been discussed previously in the results of operations section above.

Free Cash Flow from Continuing Operations

From time to time, we use the non-GAAP financial measure free cash flow from continuing operations. The difference between free cash flow from continuing operations and net cash provided by operating activities, which is the most comparable GAAP financial measure, is that free cash flow from continuing operations reflects the impact of capital expenditures. Our management believes that free cash flow from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. Free cash flow from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The table below provides a reconciliation of free cash flow from continuing operations to income from continuing operations:

Dollars in thousands	Year Ended December 31,
	2010	2009	2008
Net cash provided by operating activities from continuing operations	$315,619	$123,890	$169,670
Purchase of property and equipment	(170,847)	(148,467)	(144,052)

Free cash flow from continuing operations	$144,772	$(24,577)	$25,618

An analysis of our net cash provided by operating activities and used in investing activities from continuing operations is provided below.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months from December 31, 2010. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting kiosk or DVD kiosk volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product service offerings and enhancements and cash required to fund future acquisitions.

Net Cash Provided by Operating Activities from Continuing Operations

Cash provided by operating activities increased $191.7 million to $315.6 million during 2010 compared to 2009. Cash provided by operating activities in 2010 consisted of $51.0 million in net income, $201.1 million in net non-cash expenses and $63.5 million provided by changes in our operating assets and liabilities. Net non-cash expenses include $123.7 million in depreciation and other and $41.4 million in deferred income taxes. Changes in our operating assets and liabilities were primarily due to $55.5 million for purchases of DVD titles from studios.

Net Cash Used by Investing Activities from Continuing Operations

Net cash used by investing activities from continuing operations of $143.1 million in 2010 primarily resulted from the use of $170.8 million for purchases of property and equipment for kiosks and corporate infrastructure, particularly information technology. These uses were partially offset by $26.6 million of net proceeds from the sale of our E-Pay business during the second quarter of 2010.

Net Cash Used by Financing Activities from Continuing Operations

Net cash used by financing activities from continuing operations of $122.0 million in 2010 primarily resulted from $75.0 million in payments on our revolving credit facility, $36.3 million in principal payments on our capital lease obligations and other debt and $49.2 million in share repurchases. These financing outflows were partially offset by $31.6 million of proceeds from the exercise of stock options and related tax benefits of $6.9 million.

Cash

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our Consolidated Balance Sheets: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of December 31, 2010, we had cash and cash equivalents, cash in machine or in transit, and cash being processed totaling $183.4 million compared to $145.9 million at December 31, 2009. Our December 31, 2010 balance consisted of cash and cash equivalents immediately available to fund our operations of $71.3 million, cash in machine or in transit of $39.6 million and cash being processed of $72.5 million (which relates to our coin retailer payable liability as recorded in accrued payable to retailers in our Consolidated Balance Sheets).

Debt

Dollars in thousands	December 31,
	2010	2009
Revolving line of credit ($400.0 million capacity, matures November 2012)	$150,000	$225,000
Convertible debt (matures September 2014)	200,000	200,000

Total Debt	$350,000	$425,000

We have outstanding $200 million in aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears in the amount of $4 million on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate on the Notes was 8.5% at the time of issuance. As of December 31, 2010, we were in compliance with all covenants.

During the fourth quarter of 2010, the closing price of our common stock exceeded 130% of the Notes conversion price for more than 20 trading days during the period of 30 consecutive trading days ended on December 31, 2010. As a result, one of the conversion events was satisfied and the Notes became convertible. Accordingly, the holders of the Notes have the right to submit the Notes for conversion during the first quarter of 2011. Should the Note holders elect to convert, we will be required to make a cash payment of up to the full face value as well as deliver shares of our common stock based on the excess conversion value, the number of potentially issuable shares increasing as the market price of our common stock increases during the conversion value measurement period. Given our current trading stock price, we do not anticipate the Note holders to convert and have not set in place immediately available funds to facilitate a potential conversion payment. At December 31, 2010, we have $250.0 million in available capacity on our revolving line of credit that we could utilize to meet the cash requirement should the Note holders elect to convert.

Letters of Credit

As of December 31, 2010, we had three irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through October 6, 2011, are used to collateralize certain obligations to third parties. As of December 31, 2010, no amounts were outstanding under these standby letter of credit agreements.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

We prepare our financial statements in conformity with GAAP which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	revenue recognition;

•	the lives and recoverability of equipment and other long-lived assets;

•	the determination of goodwill impairment;

•	amortization of our DVD library;

•	accounting for income taxes;

•	share-based payments;

•	callable convertible debt; and

•	recognition and reporting of business dispositions

It is reasonably possible that the estimates we make may change in the future.

Revenue Recognition

We recognize revenue as follows:

•

DVD Services—Revenue from movie DVD rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related movies have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue, net of refunds and applicable sales taxes collected from consumers.

•

Coins Services—Coin-counting revenue, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets with cash in machine or in transit. Our revenue represents the fee charged for coin-counting transactions.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test the recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived assets are not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

Goodwill Impairment

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform a goodwill impairment test, whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, DVD Services and Coin Services, using both the income and market approaches. Our estimates of fair value can change significantly based on such factors as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit substantially exceeded its carrying value, there was no need to perform step two of the goodwill impairment test.

Revenue from our DVD Services segment in the fourth quarter of 2010 was lower than we initially anticipated. As a result, on January 13, 2011, we announced certain preliminary fourth quarter results and our stock price decreased substantially. This caused us to reevaluate the fair value of the DVD Services reporting unit. In doing so, we considered the price of our stock after the announcement as well as our new expectations for the reporting unit. The results of this analysis confirmed that the fair value of our DVD Services reporting unit was substantially in excess of its carrying value. Also, the events in the fourth quarter of 2010 were not considered to represent a triggering event that should cause us to reevaluate our Coin Services reporting unit because that reporting unit continued to perform as expected during the quarter.

During the second quarter of 2010, our Money Transfer Business asset group met the requirements of assets held for sale and a discontinued operation. The business assets and liabilities held for sale were reported based on the estimated fair value less cost to sell. We used the market approach to estimate the fair value of the Money Transfer Business. The carrying value exceeded the estimated fair value less cost to sell, accordingly, the step one test failed. Upon conducting step two of the impairment test, the implied goodwill of our Money Transfer Business exceeded the carrying value of its goodwill, and, accordingly, there was no goodwill impairment. We have assessed the fair value less cost to sell and performed the goodwill impairment test each quarter thereafter for our Money Transfer Business. During 2010, there was no goodwill impairment. In 2009, our Money Transfer Business failed the goodwill impairment test resulting in a charge of $7.4 million in the fourth quarter of 2009, which is included as a component of income (loss) from discontinued operations, net of tax on our Consolidated Statements of Net Income for 2009.

DVD Library

Our DVD library consists of movie DVDs for rent or sale. We obtain our DVD library through revenue sharing agreements, and license agreements with studios, as well as through distributors and other suppliers. The DVD library is capitalized and amortized to its estimated salvage value as a component of direct operating expense over the usage period of the DVDs. The cost of the DVD library mainly includes the cost of DVDs, labor, overhead, freight, and studio revenue sharing expense. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. For those purchased DVDs that we expect to be sold at the end of their useful lives, an estimated salvage value is provided. For those licensed DVDs that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our DVD library is periodically reviewed and evaluated. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. Net deferred tax assets totaled $73.3 million and $111.5 million, respectively, at December 31, 2010 and 2009 and included a valuation allowance of $8.9 million and $9.9 million, respectively.

In addition, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

At December 31, 2010 and 2009, the liabilities related to total unrecognized tax benefits were $1.8 million, all of which would have an impact on the effective tax rate if recognized. As of December 31, 2010, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits. Unrecognized tax benefits relate mainly to uncertainty surrounding R&D Credits and income/expense recognition. For additional information see Note 12: Income Taxes in our Notes to Consolidated Financial Statements.

Share-Based Payments

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and restricted stock awards based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes-Merton (“BSM”) valuation model for valuing our stock option awards and the determination of the expenses.

The use of the BSM valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time they are made, but these estimates involve inherent uncertainties and the determination of expense could be materially different in the future.

We amortize share-based compensation expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Share-based compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the share-based compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We review and assess our forfeiture estimates quarterly and update them if necessary. Any changes to accumulated share-based compensation expense are recognized in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted. For additional information see Note 11: Share-Based Payments in the Notes to Consolidated Financial Statements.

Callable Convertible Debt

In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). We have separately accounted for the liability and the equity components of the Notes based on the estimated fair value of the debt upon issuance. As one of the conversion events was met on December 31, 2010, the Notes became convertible in and for the first quarter of 2011 and are reported within the current liability section in our Consolidated Balance Sheets. The related debt conversion feature was recorded as such in our Consolidated Balance Sheets. For additional information see Note 8: Debt in our Notes to Consolidated Financial Statements.

Recognition and Reporting of Business Dispositions

When management commits to a plan to dispose of a business component, it is necessary to determine how the results will be presented within the financial statements and whether the net assets of that business are recoverable. Our significant accounting policies and judgments associated with a decision to dispose of a business are as follows:

•

Assets held for sale—We define a business component as held for sale if it meets the requirement of assets held for sale, in accordance with Accounting Standards Codification (“ASC”) 360-10, at the balance sheet date. Upon being classified as held for sale, the carrying value of the business component must be assessed, and the business component held for sale is reported at the lower of its carrying value or estimated fair value less cost to sell.

•

Discontinued operations—We define a business component that has either been disposed of or is classified as held for sale as discontinued operations if its operations and cash flows are clearly distinguishable from the rest of the entity; its operations and cash flows have been or will be eliminated from ongoing operations of the entity as a result of the disposal; and we have no significant continuing involvement in the operations of the component after the disposal transaction. If a component is recorded as discontinued operations, the results of operations of the disposed business through the date of sale and the gain or loss on disposal are presented on a separate line in the income statement for all periods presented.

For additional information see Note 4: Discontinued Operations, Sale of Assets and Assets Held for Sale in the Notes to Consolidated Financial Statements.

RECENT ACCOUNTING GUIDANCE

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Arrangements (“ASU 2009-13”), which amended ASC Topic 605, Revenue Recognition by establishing a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective prospectively for us beginning January 1, 2011 and applies to arrangements entered into on or after that date. Our adoption of this guidance will not have a material effect on our results of operations, financial position or cash flows.

CONTRACTUAL PAYMENT OBLIGATIONS

A summary of our contractual commitments and obligations as of December 31, 2010 was as follows (in thousands):

Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Long-term debt and other	$361,661	$208,250	$153,408	$3	$0
Contractual interest on long-term debt and other	0	0	0	0	0
Capital lease obligations(1)	31,464	18,638	11,573	1,253	0
Operating lease obligations(1)	55,809	7,468	13,141	9,243	25,957
Purchase obligations(1)	9,709	9,709	0	0	0
Asset retirement obligations	7,305	0	0	0	7,305
Liability for uncertain tax positions	1,821	0	71	91	1,659
DVD agreement obligations(1)	1,446,166	454,030	699,900	292,236	0
Retailer revenue share obligations(1)	125,083	45,200	70,518	9,365	0
Interest rate swaps	896	896	0	0	0

Total	$2,039,914	$744,191	$948,611	$312,191	$34,921

(1)	See Note 9: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

For additional information see Note 9: Commitments and Contingencies in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rates of Interest and Interest Rate Swap

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our revolving credit agreement with a syndicate of lenders led by Bank of America, N.A. and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less and our credit facility interest rates are based upon either the LIBOR, prime rate or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value.

Based on the balance of our outstanding revolving line of credit of $150.0 million as of December 31, 2010, an increase or decrease in interest rates over the next year would affect our interest expense after our interest rate swap arrangement expires on March 20, 2011. Since we entered into an interest rate swap with a notional amount of $150.0 million in March 2008, we have hedged our interest rate risk. The interest rate swap converts our variable one-month LIBOR rate financing into a fixed interest rate financing. The fixed interest rate swap reduces the effect of fluctuations in the market interest rates. After the expiration of our interest rate swap arrangement, an increase of 1% in the interest rate over the next year would increase our annual interest expense by approximately $0.7 million, net of tax.

Foreign Exchange Rate Fluctuation

We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in Europe, Canada, and Mexico.

Fair Value of Callable Convertible Debt

The fair market value of our fixed rate convertible debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value of our long-term debt, but do not impact our earnings or cash flows. At December 31, 2010, we had $200.0 million of fixed rate convertible debt outstanding. Based on the borrowing rate of similar types of borrowing arrangements, we have determined that the fair market value of our fixed interest rate debt was approximately $180.9 million as of December 31, 2010.

Item 8.	Financial Statements and Supplementary Data

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2010 is as follows:

2010 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$323,122	$342,356	$380,187	$390,756
Income from continuing operations before income taxes	$15,245	$20,230	$37,368	$36,083
Income tax expense	(6,006)	(7,389)	(15,969)	(13,668)

Income from continuing operations(1)	9,239	12,841	21,399	22,415
Income (loss) from discontinued operations, net of tax(2)	(2,797)	526	(1,894)	(10,721)

Net income attributable to Coinstar, Inc	$6,442	$13,367	$19,505	$11,694

Basic income per share from continuing operations attributable to Coinstar, Inc.	$0.31	$0.40	$0.68	$0.72
Basic income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.10)	0.02	(0.06)	(0.34)

Basic net income per share attributable to Coinstar, Inc.	$0.21	$0.42	$0.62	$0.38

Diluted income per share from continuing operations attributable to Coinstar, Inc.	$0.30	$0.39	$0.66	$0.68
Diluted income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.09)	0.02	(0.06)	(0.33)

Diluted net income per share attributable to Coinstar, Inc.	$0.21	$0.41	$0.60	$0.35

Shares used in basic per share calculations	30,950	31,731	31,411	30,981

Shares used in diluted per share calculations	31,217	32,938	32,382	33,052

2009 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$212,753	$253,844	$267,725	$298,301
Income from continuing operations before income taxes	$13,928	$17,232	$18,325	$19,928
Income tax expense	(4,027)	(6,702)	(6,706)	(8,285)

Income from continuing operations	9,901	10,530	11,619	11,643
Income (loss) from discontinued operations, net of tax(2)	(4,311)	(3,572)	29,744	(8,284)

Net income	5,590	6,958	41,363	3,359
Net income attributable to non-controlling interests	(3,627)	0	0	0

Net income attributable to Coinstar, Inc	$1,963	$6,958	$41,363	$3,359

Basic income per share from continuing operations attributable to Coinstar, Inc.	$0.22	$0.35	$0.38	$0.38
Basic income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.15)	(0.12)	0.98	(0.27)

Basic net income per share attributable to Coinstar, Inc.	$0.07	$0.23	$1.36	$0.11

Diluted income per share from continuing operations attributable to Coinstar, Inc.	$0.21	$0.35	$0.38	$0.37
Diluted income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.14)	(0.12)	0.96	(0.26)

Diluted net income per share attributable to Coinstar, Inc.	$0.07	$0.23	$1.34	$0.11

Shares used in basic per share calculations	28,933	30,117	30,437	30,979

Shares used in diluted per share calculations	29,212	30,575	30,840	31,288

(1)	Included in income from continuing operations in 2010 were the following:
•	a $3.2 million depreciation charge in connection with the disposal of coffee kiosks related to our Coin Services segment in the first quarter;
•

a $3.2 million, $2.0 million and $0.8 million charge, respectively, in the first, second and third quarter for additional depreciation expense following the revision of the estimated useful lives of certain DVDXpress kiosks in our DVD Services; and

•	a $5.4 million charge in the first quarter related to our patent settlement with ScanCoin.
(2)	Discontinued operations for all periods presented includes the results of operations from:
•	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010;
•	our E-Payment Business, which was sold in the second quarter of 2010; and
•	our Entertainment Business, which was sold in the third quarter of 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited Coinstar, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coinstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of net income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 9, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of net income, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 9, 2011

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$71,287	$19,386
Cash in machine or in transit	39,603	57,141
Cash being processed	72,526	69,330
Accounts receivable, net of allowances of $1,131 and $859	25,958	19,265
DVD library	140,324	95,531
Deferred income taxes	13,644	12,350
Prepaid expenses and other current assets	14,736	7,756
Assets of businesses held for sale	110,316	159,318

Total current assets	488,394	440,077
Property and equipment, net	444,687	386,433
Deferred income taxes	59,696	99,195
Other assets	12,612	14,358
Intangible assets subject to amortization, net	9,572	14,986
Goodwill	267,750	267,750

Total assets	$1,282,711	$1,222,799

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$161,551	$80,077
Accrued payable to retailers	96,764	92,585
Other accrued liabilities	108,422	80,024
Current callable convertible debt	173,146	0
Current portion of long-term debt	7,523	6,812
Current portion of capital lease obligations	17,233	26,322
Liabilities of businesses held for sale	68,662	88,950

Total current liabilities	633,301	374,770
Long-term debt and other	167,261	409,387
Capital lease obligations	12,158	26,234
Deferred tax liability	15	17

Total liabilities	812,735	810,408
Commitments and contingencies (Note 9)	0	0
Debt conversion feature	26,854	0
Stockholders’ Equity:
Common stock, $0.001 par value—60,000,000 and 45,000,000 authorized; 34,813,203 and 33,002,865 shares issued; 31,815,085 and 31,076,784 shares outstanding	434,169	406,333
Treasury stock	(90,076)	(40,831)
Retained earnings	101,979	50,971
Accumulated comprehensive loss	(2,950)	(4,082)

Total stockholders’ equity	443,122	412,391

Total liabilities and stockholders’ equity	$1,282,711	$1,222,799

See accompanying Notes to Consolidated Financial Statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenue	$1,436,421	$1,032,623	$650,079
Expenses:
Direct operating(1)	1,000,941	716,041	408,214
Marketing	23,836	15,479	14,750
Research and development	7,437	5,312	4,758
General and administrative	128,629	101,098	72,123
Depreciation and other(2)	123,687	86,418	56,424
Amortization of intangible assets	3,305	3,563	3,566
Litigation settlement	5,379	0	0
Proxy contest	0	0	4,100

Total expenses	1,293,214	927,911	563,935

Income from operations	143,207	104,712	86,144
Other income (expense):
Foreign currency and other, net	424	31	(610)
Interest income	159	0	753
Interest expense	(34,864)	(34,248)	(21,522)
Early retirement of debt	0	(1,082)	0

	(34,281)	(35,299)	(21,379)

Income from continuing operations before income taxes	108,926	69,413	64,765
Income tax expense	(43,032)	(25,720)	(19,038)

Income from continuing operations	65,894	43,693	45,727
Income (loss) from discontinued operations, net of tax	(14,886)	13,577	(17,178)

Net income	51,008	57,270	28,549
Net income attributable to non-controlling interests	0	(3,627)	(14,437)

Net income attributable to Coinstar, Inc.	$51,008	$53,643	$14,112

Basic earnings per share from continuing operations attributable to Coinstar, Inc.	$2.11	$1.33	$1.12
Basic earnings (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.48)	0.45	(0.62)

Basic earnings per share attributable to Coinstar, Inc.	$1.63	$1.78	$0.50

Diluted earnings per share from continuing operations attributable to Coinstar, Inc.	$2.03	$1.31	$1.10
Diluted earnings (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.46)	0.45	(0.60)

Diluted earnings per share attributable to Coinstar, Inc.	$1.57	$1.76	$0.50

Shares used in basic per share calculations	31,268	30,152	28,041
Shares used in diluted per share calculations	32,397	30,514	28,464

(1)	“Direct operating” above excludes depreciation and other of $110.0 million, $78.6 million and $54.0 million for 2010, 2009 and 2008, respectively.
(2)	“Depreciation and other” includes both loss from the write-down and acceleration of depreciation for certain revenue generating kiosks in the amount of $9.5 million for 2010.

See accompanying Notes to Consolidated Financial Statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total	Comprehensive Income (Loss)
	Shares	Amount
BALANCE at December 31, 2007	27,739,044	$354,509	$(16,784)	$(40,831)	$8,236	$0	$305,130
Proceeds from exercise of stock options, net	425,410	8,629	0	0	0	0	8,629
Share-based payments	90,616	6,597	0	0	0	0	6,597
Increased ownership percentage of Redbox	0	0	0	0	0	31,060	31,060
Net income	0	0	14,112	0	0	0	14,112	$14,112
Loss on short-term investments, net of tax benefit of $27	0	0	0	0	(41)	0	(41)	(41)
Foreign currency translation adjustments, net of tax benefit of $544	0	0	0	0	(9,845)	0	(9,845)	(9,845)
Interest rate hedges on long-term debt, net of tax benefit of $2,912	0	0	0	0	(4,554)	0	(4,554)	(4,554)

Total comprehensive loss	0	0	0	0	0	0	0	$(328)

BALANCE at December 31, 2008	28,255,070	369,735	(2,672)	(40,831)	(6,204)	31,060	351,088
Proceeds from exercise of stock options, net	748,601	16,014	0	0	0	0	16,014
Share-based payments	325,211	8,732	0	0	0	349	9,081
Convertible debt—equity portion, net of tax	0	20,391	0	0	0	0	20,391
Tax deficiency on share-based payments	0	(729)	0	0	0	0	(729)
Purchase of non-controlling interest in Redbox, net of $56,226 deferred tax benefit	0	(56,303)	0	0	0	(35,036)	(91,339)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493	0	0	0	0	48,493
Net income	0	0	53,643	0	0	3,627	57,270	$57,270
Gain on short-term investments, net of tax expense of $10	0	0	0	0	15	0	15	15
Foreign currency translation adjustments, net of tax expense of $394	0	0	0	0	831	0	831	831
Interest rate hedges on long-term debt, net of tax expense of $816	0	0	0	0	1,276	0	1,276	1,276

Comprehensive income	0	0	0	0	0	0	0	$59,392
Less: Comprehensive income attributable to non-controlling interests	0	0	0	0	0	0	0	(3,627)

Total comprehensive income	0	0	0	0	0	0	0	$55,765

BALANCE at December 31, 2009	31,076,784	406,333	50,971	(40,831)	(4,082)	0	412,391
Proceeds from exercise of stock options, net	1,324,756	31,686	0	0	0	0	31,686
Share-based payments	485,582	16,234	0	0	0	0	16,234
Tax benefit on share-based payments	0	6,770	0	0	0	0	6,770
Shares repurchased	(1,072,037)	0	0	(49,245)	0	0	(49,245)
Debt conversion feature	0	(26,854)	0	0	0	0	(26,854)
Net income	0	0	51,008	0	0	0	51,008	$51,008
Gain on short-term investments, net of tax expense of $4	0	0	0	0	6	0	6	6
Foreign currency translation adjustments, net of tax benefit of $132	0	0	0	0	(1,605)	0	(1,605)	(1,605)
Interest rate hedges on long-term debt, net of tax expense of $1,746	0	0	0	0	2,731	0	2,731	2,731

Total comprehensive income	0	0	0	0	0	0	0	$52,140

BALANCE at December 31, 2010	31,815,085	$434,169	$101,979	$(90,076)	$(2,950)	$0	$443,122

See accompanying Notes to Consolidated Financial Statements.

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$51,008	$57,270	$28,549
Adjustments to reconcile net income to net cash flows provided by operating activities from continuing operations:
Depreciation and other	123,687	86,418	56,424
Amortization of intangible assets and deferred financing fees	5,338	5,037	3,975
Share-based payments	16,016	8,816	8,430
Excess tax benefits on share-based payments	(6,887)	0	0
Deferred income taxes	41,395	14,682	12,099
Income from equity investments	0	0	375
(Income) loss from discontinued operations, net of tax	14,886	(13,577)	17,178
Loss on early retirement of debt	0	1,082	0
Non-cash interest on convertible debt	6,037	1,918	0
Other	666	861	1,083
Cash provided (used) by changes in operating assets and liabilities from continuing operations:
Accounts receivable	(7,087)	(3,450)	1,169
DVD library	(44,985)	(27,736)	(39,204)
Prepaid expenses and other current assets	(9,295)	(2,224)	(5,828)
Other assets	1,793	(1,724)	(614)
Accounts payable	81,368	(12,774)	51,764
Accrued payable to retailers	4,252	(5,601)	7,107
Other accrued liabilities	37,427	14,892	27,163

Net cash provided by operating activities from continuing operations	315,619	123,890	169,670

Investing Activities:
Purchase of property and equipment	(170,847)	(148,467)	(144,052)
Proceeds from sale of property and equipment	1,143	291	0
Cash paid for acquisition, net of cash acquired	0	71	(24,829)
Proceeds from sale of E-pay Business	26,617	0	0

Net cash used by investing activities from continuing operations	(143,087)	(148,105)	(168,881)

Financing Activities:
Principal payments on capital lease obligations and other debt	(36,312)	(27,204)	(16,983)
Proceeds from capital lease financing	0	22,020	0
Net borrowings (payments) on credit facility	(75,000)	42,500	13,000
Pay-off of term loan	0	(87,500)	0
Issuance of convertible debt, net of underwriting discounts and commissions of $6,000	0	194,000	0
Financing costs associated with revolving line of credit and convertible debt	0	(3,984)	0
Cash used to purchase remaining non-controlling interests in Redbox	0	(113,867)	0
Excess tax benefits related to share-based payments	6,887	0	0
Repurchase of common stock	(49,245)	0	0
Proceeds from exercise of stock options	31,624	15,974	8,629

Net cash provided (used) by financing activities from continuing operations	(122,046)	41,939	4,646
Effect of exchange rate changes on cash	(637)	3,466	(8,967)

Increase (decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed from continuing operations	49,849	21,190	(3,532)

Cash flows from discontinued operations:
Operating cash flows	(9,524)	(8,272)	20,968
Investing cash flows	(2,600)	(5,026)	(32,191)
Financing cash flows	(166)	(2,536)	(5,248)

	(12,290)	(15,834)	(16,471)
Increase (decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed	37,559	5,356	(20,003)
Cash and cash equivalents, cash in machine or in transit, and cash being processed:
Beginning of period	145,857	140,501	160,504

End of period	$183,416	$145,857	$140,501

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for income taxes	$2,668	$1,332	$3,636
Cash paid during the period for interest	$26,219	$27,970	$13,959
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Non-cash consideration for purchase of Redbox non-controlling interest	$0	$48,493	$0
Underwriting discount and commissions on convertible debt	$0	$6,000	$0
Purchase of computers financed by capital lease obligations	$4,883	$0	$0
Purchase of vehicles financed by capital lease obligations	$2,196	$4,960	$1,113
Purchase of kiosks financed by capital lease obligations	$0	$8,439	$20,384
Accrued acquisition costs	$0	$0	$10,000

See accompanying Notes to Consolidated Financial Statements.

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

NOTE 1: ORGANIZATION AND BUSINESS

Description of Company

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our DVD Services and Coin Services. Our DVD Services consist of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin Services consist of self-service coin-counting kiosks where consumers can convert their coin to cash or stored value products. As of December 31, 2010, we had approximately 30,200 DVD kiosks in 26,100 locations and 18,900 coin-counting kiosks in 18,700 locations (approximately 12,100 of which offer a variety of stored value products to customers) in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

In January 2008, we exercised our option to acquire a majority ownership interest in the voting equity of Redbox and our ownership interest increased from 47.3% to 51.0%. Since our initial investment in Redbox, we had been accounting for our 47.3% ownership interest under the equity method in our consolidated financial statements. Effective with the close of the transaction on January 18, 2008, we began consolidating Redbox’s financial results into our consolidated financial statements. We purchased the remaining interest in Redbox Automated Retail, LLC (“Redbox”) in February 2009. For additional information see Note 3: Acquisitions.

Use of Estimates in Financial Reporting

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period.

Significant accounting policies and estimates underlying the accompanying consolidated financial statements include:

•	revenue recognition;

•	amortization of our DVD library;

•	the lives and recoverability of equipment and other long-lived assets;

•	the determination of goodwill impairment;

•	accounting for income taxes;

•	share-based payments;

•	callable convertible debt; and

•	recognition and reporting of business dispositions

It is reasonably possible that the estimates we make may change in the future.

Cash and Cash Equivalents

Included in cash and cash equivalents were cash equivalents of $71.3 million and $19.4 million at December 31, 2010 and 2009, respectively, which consisted of money market funds, and are stated at cost, which approximates market value. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits.

Cash In Machine or In Transit and Cash Being Processed

Cash in machine or in transit represents coin residing or estimated in our coin-counting kiosks, cash being processed by carriers, and cash deposits in transit. Cash being processed represents cash we specifically identified for settling our accrued payable in relation to our coin kiosks.

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. Certain information regarding our allowance for doubtful accounts was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Amount expensed for uncollectible accounts	$272	$99	$0
Amount charged against the allowance	$0	$0	$0

DVD Library

Our DVD library consists of movie DVDs for rent or sale. We obtain our DVD library through revenue sharing agreements, and license agreements with studios, as well as through distributors and other suppliers. The DVD library is capitalized and amortized to its estimated salvage value as a component of direct operating expense over the usage period of the DVDs. The cost of the DVD library mainly includes the cost of DVDs, labor, overhead, freight, and studio revenue sharing expense. Estimated salvage value is based on the amounts that we have historically recovered on disposal of the DVDs. For those purchased DVDs that we expect to be sold at the end of their useful lives, an estimated salvage value is provided. For those licensed DVDs that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our DVD library is periodically reviewed and evaluated. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of the DVD in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Coin-counting kiosks	3 to 10 years
DVD kiosks	5 years
Computers and software	3 years
Office furniture and equipment	5 years
Leased vehicles	Lease term
Leasehold improvements	Shorter of lease term or useful life of improvement

Internal-Use Software

We capitalize costs incurred to develop internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred in the post-implementation stage for training and maintenance. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in computers and software under property and equipment. We amortize the internal-use software based on the estimated useful life, approximately three years, on a straight-line basis.

Intangible Assets Subject to Amortization

Our intangible assets are comprised primarily of retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives, which range from 5 to 40 years. We had no impairment to our intangible assets in 2010, 2009 or 2008.

Goodwill

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We perform goodwill impairment test, whereby the first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

We estimate the fair value of our reporting units, DVD Services and Coin Services, using both the income and market approaches. Our estimates of fair value can change significantly based on such factors as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit exceeded its carrying value, there was no need to perform step two of the goodwill impairment test.

Revenue from our DVD Services segment was lower in the fourth quarter of 2010 than we initially anticipated. As a result, on January 13, 2011 we announced certain preliminary fourth quarter results and our stock price decreased substantially. This caused us to reevaluate the fair value of the DVD Services reporting unit. In doing so, we considered the price of our stock after the preannouncement as well as our new expectations for the reporting unit. The results of this analysis confirmed that the fair value of our DVD Services reporting unit was in excess of its carrying value. Also, the events in the fourth quarter of 2010 were not considered to represent a triggering event that should cause us to reevaluate our Coin Services reporting unit because that reporting unit continued to perform as expected during the quarter.

During the second quarter of 2010, our Money Transfer Business asset group met the requirements of assets held for sale and a discontinued operation. The business assets and liabilities held for sale were reported based on the estimated fair value less cost to sell. We used the market approach to estimate the fair value of the Money Transfer Business. The carrying value exceeded the estimated fair value less cost to sell, accordingly, the step one test failed. Upon conducting step two of the impairment test, the implied goodwill of the Money Transfer

Business exceeded the carrying value of its goodwill, and, accordingly, there was no goodwill impairment. We have assessed the fair value less cost to sell and performed the goodwill impairment test each quarter thereafter for our Money Transfer Business. During 2010, there was no goodwill impairment. In 2009, our Money Transfer Business failed the goodwill impairment test, which resulted in a charge of $7.4 million in the fourth quarter of 2009 which is included as a component of income (loss) from discontinued operations, net of tax on our Consolidated Statements of Income for 2009.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test the recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived assets are not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

Revenue Recognition

We recognize revenue as follows:

•

DVD Services—Revenue from movie DVD rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related movies have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue, net of refunds and applicable sales taxes collected from consumers.

•

Coin Services—Coin-counting revenue, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Cash deposited in kiosks that has not yet been collected is referred to as cash in machine and is reported in our Consolidated Balance Sheets within cash in machine or in transit. Our revenue represents the fee charged for coin-counting transactions.

Fees Paid to Retailers

Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our kiosks in their stores and their agreement to provide certain services on our behalf to our consumers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our net DVD revenues and is recorded in our Consolidated Statements of Net Income under the caption direct operating expenses. The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, long-term non-cancelable contracts, installation of our machines in high traffic and/or urban or rural locations, co-op marketing incentive, or other criteria.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our available-for-sale securities are marked to fair value on a quarterly basis. The fair value of our revolving line of credit approximates its carrying amount. For additional information see Note 18: Fair Value.

Foreign Currency Translation

The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International, and the Euro for our subsidiaries Coinstar Money Transfer and Coinstar Ireland Limited. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using the average monthly exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive income.

Interest Rate Swap

At December 31, 2010, we had one interest rate swap outstanding that was accounted for as a cash flow hedge. Accordingly, unrealized gains and losses are recorded as a component of other comprehensive income, net of tax, with the corresponding adjustment to other accrued liabilities in our consolidated financial statements. As of December 31, 2010 and 2009, other accrued liabilities included $0.9 million and $5.4 million, respectively, related to the fair value of interest rate swaps. We reclassify a corresponding amount from accumulated other comprehensive income to interest expense in the Consolidated Statements of Net Income as the interest payments are made.

One of our risk management objectives and strategies is to lessen the exposure of variability in cash flow due to the fluctuation of market interest rates and lock in an interest rate for the interest cash outflows on our revolving debt. We do not engage in interest rate speculation using derivative instruments. For additional information see Note 17: Derivative Instruments and Note 18: Fair Value.

Share-Based Payments

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including employee stock options and restricted stock awards based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes-Merton (“BSM”) valuation model for valuing our stock option awards and the determination of the expenses.

The use of the BSM valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates at the time they are made, but these estimates involve inherent uncertainties and the determination of expense could be materially different in the future.

We amortize share-based compensation expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Share-based compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the share-based compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We review and assess our forfeiture estimates quarterly and update them if necessary. Any changes to accumulated share-based compensation expense are recognized in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted. For additional information see Note 11: Share-Based Payments.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. Net deferred tax assets totaled $73.3 million and $111.5 million, respectively, at December 31, 2010 and 2009 and included a valuation allowance of $8.9 million and $9.9 million, respectively.

In addition, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense.

At December 31, 2010 and 2009, the liabilities related to total unrecognized tax benefits were $1.8 million, all of which would have an impact on the effective tax rate if recognized. As of December 31, 2010, it was not necessary to accrue for interest and penalties associated with the unrecognized tax benefits identified because the operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits. Unrecognized tax benefits relate primarily to uncertainty surrounding R&D credit and income/expense recognition. For additional information see Note 12: Income Taxes.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Research and Development

Costs incurred for research and development activities are expensed as incurred.

Advertising

Advertising costs, which are included as a component of marketing expense, are expensed as incurred and totaled $15.4 million, $10.8 million and $10.5 million in 2010, 2009 and 2008, respectively.

Callable Convertible Debt

In September 2009, we issued $200 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). We have separately accounted for the liability and the equity components of the Notes based on the estimated fair value of the debt upon issuance. As one of the conversion events was met on December 31, 2010, the Notes became convertible in and for the first quarter of 2011 and are reported within the current liability section in our Consolidated Balance Sheets. The related debt conversion feature was recorded as such in our Consolidated Balance Sheets. For additional information see Note 8: Debt.

Recognition and Reporting of Business Dispositions

When management commits to a plan to dispose of a business component, it is necessary to determine how the results will be presented within the financial statements and whether the net assets of that business are recoverable. Our significant accounting policies and judgments associated with a decision to dispose of a business are as follows:

•

Assets held for sale—We define a business component as held for sale if it meets the requirement of assets held for sale, in accordance with ASC 360-10, at the balance sheet date. Upon being classified as held for sale, the carrying value of the business component must be assessed, and the business component held for sale is reported at the lower of its carrying value or estimated fair value less cost to sell.

•

Discontinued operations—We define a business component that has either been disposed of or is classified as held for sale as discontinued operations if its operations and cash flows are clearly distinguishable from the rest of the entity; its operations and cash flows have been or will be eliminated from ongoing operations of the entity as a result of the disposal; and we have no significant continuing involvement in the operations of the component after the disposal transaction. If a component is recorded as discontinued operations, the results of operations of the disposed business through the date of sale and the gain or loss on disposal are presented on a separate line in the income statement for all periods presented.

For additional information see Note 4: Discontinued Operations, Sale of Assets and Assets Held for Sale.

Recent Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU-2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification Subtopic 820-10: Fair Value. ASU 2010-06 amends Codification Subtopic 820-10 and now requires a reporting entity to use judgment in determining the appropriate classes of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. ASU 2010-06 was effective for our Company beginning January 1, 2010 and did not have a material effect on our results of operations, financial position or cash flows.

In October 2009, the FASB issued Accounting Standard Update 2009-13, Multiple-Deliverable Arrangements (“ASU 2009-13”) which amended ASC Topic 605, Revenue Recognition, by establishing a hierarchy for determining the value of each element within a multiple deliverable arrangement. ASU 2009-13 is effective prospectively for us beginning January 1, 2011 and applies to arrangements entered into on or after that date. Our adoption of this guidance will not have a material effect on our results of operations, financial position or cash flows.

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

NOTE 3: ACQUISITIONS

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

On February 26, 2009, we closed the transaction (the “GAM Transaction”), whereby we agreed under a Purchase and Sale Agreement (the “GAM Purchase Agreement”) with GetAMovie, Inc. (“GAM”) to acquire (i) GAM’s 44.4% voting interests (the “Interests”) in Redbox and (ii) GAM’s right, title and interest in a Term Promissory Note dated May 3, 2007 made by Redbox in favor of GAM in the principal amount of $10.0 million (the “Note”), in exchange for $10.0 million of cash and 1.5 million shares of our common stock with a value of $27.7433 per share (and a total value of $41.6 million) based on the average of the volume weighted average price per share for each of the eight NASDAQ trading days prior to, but not including, the date of issuance. The remaining purchase price of $86.1 million plus interest of $2.3 million was paid in cash during the second and third quarters of 2009.

In addition, also on February 26, 2009, we purchased the remaining outstanding interests of Redbox from non-controlling interest and non-voting interest holders in Redbox under similar terms to those of the GAM Purchase Agreement, issuing 146,039 unregistered shares of our common stock, 101,863 previously registered shares of our common stock and $0.1 million in cash, totaling $6.9 million. The consideration paid in shares of our common stock was valued in the same manner as the shares of common stock paid to GAM. The remaining purchase price of $15.1 million plus interest of $0.4 million was paid in cash during the second and third quarters of 2009.

The consideration totaled $162.4 million and included interest of $2.7 million. Of the total consideration, $113.9 million was paid in cash and $48.5 million was paid in our common stock.

The purchase of the non-controlling interest in Redbox was a change of our ownership interest in a previously consolidated subsidiary and was accounted for as an equity transaction. Accordingly, there was no gain or loss recorded in our consolidated financial statements. The difference between the fair value of the total consideration at closing and the carrying value of the non-controlling interest was recognized as a reduction to equity. This difference of $112.5 million is being amortized over fifteen years for tax purposes, which resulted in tax benefits of $43.8 million in the future years and offset the reduction to the equity attributable to Coinstar. In addition, we made an Internal Revenue Service (“IRS”) code section 754 election resulting in an additional deferred tax benefit of $11.9 million, which further offset the reduction in equity. As a result of recognizing these two tax benefits, totaling $55.7 million, the net amount recorded as a reduction to our equity section was $56.8 million. As of December 31, 2010 and 2009, the net difference was $56.3 million in the equity section of our Consolidated Balance Sheets.

NOTE 4: DISCONTINUED OPERATIONS, SALE OF ASSETS AND ASSETS HELD FOR SALE

Money Transfer Business

On August 23, 2010, we agreed to sell our Money Transfer Business, including subsidiaries, consisting GroupEx Financial Corporation, JRJ Express Inc. and Kimeco, LLC (collectively, “GroupEx”), acquired in 2008, to Sigue Corporation (“Sigue”). The sale price was $18.0 million in cash and a seller’s note for $23.5 million, adjusted for the amount by which the closing net working capital of the Money Transfer Business exceeds or falls below $9.0 million. In addition, Sigue will pay us an amount equal to the amount outstanding at closing under the revolving credit arrangement between us and the Money Transfer Business. We expect the sale to close in 2011.

The estimated balance of the seller’s note, including the excess net working capital adjustment, as of December 31, 2010 was approximately $35.2 million. Interest on the outstanding principal balance of the seller’s note to Sigue will be accrued at 8% per annum. Payments of accrued interest along with installments of $0.5 million will be due on the first day of each calendar quarter, plus a final payment of interest and all unpaid outstanding balance of the seller’s note, $30.7 million, on the date 30 months following closing. We estimated the fair value of the seller’s note, approximately $25.6 million, based on the discounted cash flow of the forecasted future note payments from Sigue. The discount rate included management’s best estimate of note default risk. We will continue reviewing and evaluating the factors that may impact the future note payments and discount rate, which may lead to an adjustment of our fair value estimate.

If the sale of the Money Transfer Business is terminated under certain specified circumstances, Sigue may be required to pay us an amount in cash equal to 5% of the purchase price.

During the second quarter of 2010, we committed to a plan to sell our Money Transfer Business and met the requirements to account for the Money Transfer Business as assets held for sale. We measured the assets and liabilities of the Money Transfer Business, which includes goodwill at estimated fair value less cost to sell as of December 31, 2010. The major classes of the assets and liabilities of our Money Transfer Business are presented in assets of businesses held for sale and liabilities of businesses held for sale in our Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$45,713	$40,657
Accounts receivable, net	31,577	28,092
Other current assets	12,391	10,004
Property, plant and equipment, net	6,474	10,513
Goodwill, intangible and other assets	14,161	23,845

Assets of businesses held for sale	110,316	113,111

Accounts payable and payable to agents	57,392	39,409
Accrued liabilities	11,270	9,125

Liabilities of businesses held for sale	68,662	48,534

Net assets expected to be sold	$41,654	$64,577

The net assets held for sale of $41.7 million at December 31, 2010 represents the fair value less cost to sell for our Money Transfer Business. The noncash write-down of $9.6 million was allocated to long-lived assets including property, plant and equipment, net, goodwill, intangible and other assets.

Electronic Payment Business

On May 25, 2010, we sold our subsidiaries comprising our E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. The purchase price was subject to a post-closing net working capital adjustment in the amount of $0.5 million, which was finalized in October 2010. The disposed assets and liabilities primarily consisted of the following (in thousands):

	May 25, 2010	December 31, 2009
Current assets	$24,862	$31,236
Property, plant and equipment, net	2,574	3,343
Goodwill	9,039	9,039
Intangible assets	61	154
Other assets	2,538	2,435

	39,074	46,207
Current liabilities	27,717	40,416

Net assets sold	$11,357	$5,791

Entertainment Business

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc. (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. The disposed assets and liabilities primarily consisted of the following (in thousands):

September 8, 2009
Current assets	$29,378
Property, plant and equipment, net	35,233
Intangible assets	4,410
Other assets	3,062

72,083
Total liabilities	25,596

Net assets sold	$46,487

As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009.

Summary Financial Information

The disposition and operating results of our E-Pay Business as well as the results of operations of our Money Transfer Business, are presented in discontinued operations in our Consolidated Statements of Net Income for all periods presented. The disposition and operating results of our Entertainment Business are presented in discontinued operations until the disposition date. The continuing cash flows from the E-Pay Business, the Money Transfer Business and the Entertainment Business after disposition are expected to be insignificant. The cash flows related to our discontinued operations have been separately disclosed in our Consolidated Statements of Cash Flows.

The following table sets forth the components of discontinued operations included in the Consolidated Statements of Net Income (in thousands):

	Year Ended December 31,
	2010	2009	2008
Revenue:
E-Pay Business	$8,732	$24,511	$24,178
Money Transfer Business	95,289	87,656	87,424
Entertainment Business	0	90,586	150,219

	$104,021	$202,753	$261,821

Pre-tax income (loss) from discontinued operations:
E-Pay Business	$(132)	$(1,178)	$2,322
Money Transfer Business	(11,435)	(20,022)	(15,295)
Entertainment Business	0	(6,956)	(7,049)

	$(11,567)	$(28,156)	$(20,022)

Gain (loss) on disposal activities:
E-Pay Business	$12,184	$0	$0
Money Transfer Business(1)	(15,606)	0	0
Entertainment Business	0	(49,828)	0

	$(3,422)	$(49,828)	$0

Loss from discontinued operations before income tax	$(14,989)	$(77,984)	$(20,022)
Income tax benefit	103	91,561	2,844

Income (loss) from discontinued operations, net of income tax benefit	$(14,886)	$13,577	$(17,178)

Amount of goodwill disposed of	$9,039	$0	$0

Amount of intangible assets disposed of	$61	$4,410	$0

Cash generated from the sale of discontinued operations	$26,617	$0	$0

(1)	The loss of $15.6 million in 2010 represents the estimated loss upon disposal of our Money Transfer Business.

The major classes of assets and liabilities of our discontinued operations are presented in assets of businesses held for sale and liabilities of businesses held for sale on our Consolidated Balance Sheets. The December 31, 2010 balances include our Money Transfer Business and the December 31, 2009 balances include both Money Transfer Business and E-payment Business (in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$45,713	$46,439
Accounts receivable, net	31,577	42,106
Inventory	0	8,836
Other current assets	12,391	12,608
Property, plant and equipment, net	6,474	13,856
Goodwill and other assets	14,161	35,473

Assets of businesses held for sale	110,316	159,318

Accounts payable and payable to agents	57,392	77,359
Accrued liabilities	11,270	11,591

Liabilities of businesses held for sale	68,662	88,950

Net assets sold or expected to be sold	$41,654	$70,368

NOTE 5: PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2010	2009
Machines	$791,014	$689,283
Computers and software	49,603	23,824
Office furniture and equipment	3,845	3,108
Vehicles	10,661	11,289
Leasehold improvements	11,047	2,630

Property and equipment, at cost	866,170	730,134
Accumulated depreciation and amortization	(421,483)	(343,701)

Property and equipment, net	$444,687	$386,433

In the first quarter of 2010, we evaluated the operational efficiency and the performance of our kiosks. As a result, we pulled back deployed DVDXpress branded kiosks, canceled plans to deploy unused coffee kiosks and adjusted the useful life of those kiosks, resulting in increased depreciation expense of $9.5 million in 2010. This includes carrying values of $3.2 million and $0.7 million related to the unused coffee and DVDXpress kiosks, respectively, was written off and is included in depreciation and other on our Consolidated Statements of Net Income. During the third quarter of 2010, we sold approximately 900 DVDXpress kiosks, of which 400 kiosks were active, along with certain DVD discs in the kiosks.

The costs of development, major upgrade or modification of internal-use software are capitalized and included in computers and software under property and equipment.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill were as follows (in thousands):

	Year Ended December 31,
	2010	2009
Balance, beginning of period
Goodwill	$267,750	$290,391
Accumulated impairment losses	0	0

	267,750	290,391
Goodwill acquired during period	0	1,046
Adjustments	0	436
Impairment losses	0	(7,371)
Transfer to assets held for sale(1)	0	(16,752)

Balance, end of period
Goodwill	267,750	267,750
Accumulated impairment losses	0	0

	$267,750	$267,750

(1)	Goodwill associated with our Money Transfer Business was retroactively reclassified within assets held for sale. Goodwill previously reported in our financial statements totaled $284.5 million.

Adjustments to goodwill include translation adjustments resulting from a portion of our goodwill being recorded on the books of our foreign subsidiaries.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows (in thousands):

	Amortization Period	December 31,
		2010	2009
Retailer relationships	5 and 6 years	$13,344	$14,764
Accumulated amortization		(4,606)	(3,004)

		8,738	11,760

Other	5 and 40 years	1,890	4,100
Accumulated amortization		(1,056)	(874)

		834	3,226

Intangible assets, net		$9,572	$14,986

Amortization expense was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Retailer relationships	$3,022	$3,275	$3,190
Other	283	288	376

Total amortization of other intangible assets	$3,305	$3,563	$3,566

Expected amortization is as follows over the next five years and thereafter (in thousands):

	Retailer Relationships	Other
2011	$2,457	$283
2012	2,457	81
2013	2,250	14
2014	1,432	14
2015	12	14
Thereafter	130	428

Total expected amortization	$8,738	$834

NOTE 7: ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll related expenses	$29,931	$19,996
Accrued procurement cost for DVD library	21,801	6,704
Accrued property/business taxes	8,712	5,105
Accrued sales, use, and franchise taxes	7,627	7,665
Accrued interest expenses	5,901	4,954
Accrued service contract provider expenses	5,365	5,787
Accrued insurance	5,172	3,432
Deferred rent expenses	4,399	739
Income tax payable	2,262	2,880
Accrued professional fees	2,176	3,654
Accrued litigation settlement	0	3,500
Others	15,076	15,608

	$108,422	$80,024

NOTE 8: DEBT AND OTHER LONG-TERM LIABILITIES

Debt consisted of the following (in thousands):

	December 31,
	2010	2009
Revolving line of credit (matures November 2012)	$150,000	$225,000
Callable convertible debt	173,146	167,109
Redbox rollout agreement	10,791	17,618
Asset retirement obligation	7,305	5,217
Other long-term liabilities	6,688	1,255

	347,930	416,199
Less:
Current portion of callable convertible debt	(173,146)	0
Current portion of Redbox rollout agreement	(7,523)	(6,812)

Long-term Debt and Other	$167,261	$409,387

Revolving Line of Credit

On April 29, 2009, we modified our existing credit agreement, dated as of November 20, 2007, and amended, as of February 12, 2009 (the “Original Credit Agreement”), by amending and restating it in its entirety (the “Amended and Restated Credit Agreement”). Among other changes, the Amended and Restated Credit Agreement provided for a new term loan, proceeds of which, net of fees and closing costs, were used to pay a portion of the deferred consideration payable by us in connection with our purchase of the outstanding interests in Redbox on February 26, 2009. We paid off the term loan with the proceeds from the convertible debt issuance during the third quarter of 2009, as discussed below.

The Amended and Restated Credit Agreement does not modify the amount of the $400.0 million revolving credit facility (the “Revolving Facility”) that was provided for in the Original Credit Agreement, provided that the provision of the Original Credit Agreement that allowed us to increase the size of the revolving facility by up to $50.0 million (subject to obtaining commitments from lenders for such increase) was deleted in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement did not modify the interest rates or commitment fees that apply to the Revolving Facility. On December 10, 2010, the agreement was further amended to allow for stock repurchases of up to $50.0 million. The Revolving Facility matures on November 20, 2012.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (the “LIBOR Rate”) fixed for given interest periods or (ii) the highest of Bank of America’s prime rate, (the average rate on overnight federal funds plus one half of one percent, or the LIBOR Rate fixed for one month plus one percent) (the “Base Rate”), plus, in each case, a margin determined by our consolidated leverage ratio. For swing line borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated leverage ratio. For borrowings made with the LIBOR Rate, the margin ranges from 250 to 350 basis points, while for borrowings made with the Base Rate, the margin ranges from 150 to 250 basis points. At December 31, 2010, the interest rate on outstanding borrowings was 2.76%.

The Amended and Restated Credit Agreement contains financial covenants. As of December 31, 2010 we were in compliance with all covenants.

Callable Convertible Debt

In September 2009, we issued $200.0 million in aggregate principal amount of 4% Convertible Senior Notes (the “Notes”) for proceeds, net of expenses, of approximately $193.3 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears in the amount of $4 million on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate on the Notes was 8.5% at the time of issuance.

Net proceeds of the Notes were used to pay off our $87.5 million term loan under our senior secured credit facility and to pay down $105.8 million of the outstanding amount under our $400.0 million revolving line of credit under our senior secured credit facility. We recorded $1.1 million in early retirement of debt expense in our Consolidated Statement of Net Income for the year ended December 31, 2009 related to the write-off of deferred financing costs associated with the term loan.

At issuance, the Notes were bifurcated into a debt component that was initially recorded at fair value of $165.2 million and an equity component of $34.8 million for accounting purposes. The transaction costs of $6.7 million directly related to the issuance were proportionally allocated to the liability and equity components. The total we recorded to equity upon issuance was $20.1 million, which was after a deferred tax liability of $13.5 million and $1.2 million of transaction costs. As of December 31, 2010, the unamortized debt discount was $26.9 million, which will be recognized as non-cash interest expense as follows: $6.6 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014, assuming the early conversion event does not occur.

The Notes are convertible, upon the occurrence of certain events or maturity, into cash up to the aggregate principal amount of the Notes and shares of our common stock, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. The initial conversion rate is 24.8181 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $40.29 per share of common stock. The events for conversion include: (i) at any time during the period beginning on June 1, 2014 and ending on the close of business on the business day immediately preceding the stated maturity date; (ii) during any quarter commencing after December 31, 2009 in which the closing price of our common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter; (iii) during any five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that period is less than 98% of the product of the closing sale price of our common stock and the applicable conversion rate; (iv) we elect to distribute to substantially all holders of our common stock the right to purchase common stock at a price per share less than the average price of the closing price for the 10 consecutive trading day periods preceding the date of such announcement; or we elect to distribute to substantially all holders of our common stock the assets, debt securities, or rights to purchase securities of us, which distribution has a par value exceeding 10% of the closing price of the common stock preceding the declaration date for such distribution; and (v) upon specified corporate transactions including a consolidation or merger.

The closing price of our common stock exceeded 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ending December 31, 2010, thereby satisfying one of the early conversion events. As a result, our callable convertible debt became convertible on demand and the Notes’ holders were notified that they can elect to submit the Notes for conversion between the notification date and March 31, 2011. This conversion event is reset each quarter and we will reassess on the last day of each fiscal quarter. If the closing price of our common stock does not exceed 130% of the conversion price for more than 20 trading days during the period of 30 consecutive trading days ended March 31, 2011, our callable convertible debt will be reclassified as convertible debt in the long-term liabilities section of the Consolidated Balance Sheets.

Accordingly, we reported the carrying value of the callable convertible debt of $173.1 million within the current liabilities section of our Consolidated Balance Sheets on December 31, 2010 as we are required to settle the Notes at the request of the Note’s holders after the balance sheet date in and for the first quarter of 2011. No gain or loss was recognized when the debt became convertible. The gain or loss on the extinguishment of the debt is the difference between the fair value and carrying value of the Notes and will be recognized at the time when the Notes are settled. The estimated fair value of the Notes was approximately $180.9 million as of December 31, 2010.

In addition, upon becoming convertible, a portion of the equity component of the callable convertible debt was considered redeemable and that portion of the equity was reclassified to temporary equity as reported under debt conversion feature in our Consolidated Balance Sheets. Such amount was determined based on the cash considerations to be paid upon conversion and the carrying amount of the debt. As the holders of the Notes will be paid in cash for the principal amount of the Notes and issued shares of our common stock for the remaining value of the Notes, the reclassification into temporary equity as of December 31, 2010 was $26.9 million based on the Notes’ principal of $200 million and the carrying value of $173.1 million. If a conversion event takes place in the following quarter, this temporary equity balance will be recalculated based on the difference between the Note’s principal and the debt carrying value. If the Notes are settled during the first quarter of 2011, then the redeemable portion of equity would be determined based on the difference between the Notes’ principal and aggregate fair value of the Notes including the conversion feature. If the Notes are not converted, the reclassification between equity and temporary equity will change as the carrying value of the Notes increases.

The Notes are general senior unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated indebtedness. The Notes will be structurally subordinated to all existing and future indebtedness incurred by us (including trade payables and guarantees under our senior secured credit facility), and will be effectively subordinated to any of our secured indebtedness (including capital leases) to the extent of the value of our assets that secure such indebtedness.

During 2010 and 2009, the following interest expense was recorded related to the Notes (in thousands):

	Year Ended December 31,
	2010	2009
Contractual interest expense related to convertible debt	$8,000	$2,333
Amortization of debt discount	6,038	1,918

Total interest expense related to convertible debt	$14,038	$4,251

As of December 31, 2010, we were in compliance with all covenants.

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement, which is 5 years, will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment of $2.1 million as well as the variable payouts based on the license fee earned by McDonald’s USA and its franchisees through 2011. For the period ended December 31, 2010 and 2009, the current portion of the debt related to Redbox rollout agreement was $7.5 million and $6.8 million, and long-term portion of the debt was $3.3 million and $10.8 million, respectively.

Asset Retirement Obligation

We have entered into agreements with our partners to place kiosks in their stores. Upon contract terminations, we are obligated to remove the kiosks from the store locations and, accordingly, we recognize the estimated fair value of the liability currently in our Consolidated Balance Sheets. As of December 31, 2010 and 2009, the liability included on our Consolidated Balance Sheets was $7.3 million and $5.2 million respectively.

Other Long-Term Liabilities

Included in the other long-term liabilities were primarily tenant improvements of $5.4 million which were related to our office building renovation in Oakbrook Terrace, Illinois in 2010. The remaining balance was an unrecognized tax benefit of $1.3 million, which was unchanged between 2010 and 2009.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Commitments

Our corporate administrative, marketing, and product development facility is located in a 77,589 square foot facility in Bellevue, Washington, under two leases that expire December 31, 2019. Our Redbox subsidiary leases 159,399 square feet of office space in Oakbrook Terrace, Illinois pursuant to an 11-year lease agreement that expires on July 31, 2021. Over the term of the lease, we will pay aggregate rental fees of approximately $28.0 million (including certain rent abatement terms), and will be responsible for certain tax, construction, and operating costs associated with the rented space. In addition, under certain circumstances, we will have the ability to extend the lease for a five-year period, rent additional office space under a right of first offer and refusal, and terminate the lease after six years.

We have entered into capital lease agreements to finance the acquisition of certain automobiles. These capital leases have terms of 24 to 96 months at imputed interest rates that range from 2.0% to 10.0%.

We have entered into certain DVD kiosk transactions, which are also accounted for as capital leases. During the third quarter of 2009, we entered into $30.4 million in additional capital lease obligations, of which $22.0 million were equipment sale-leaseback arrangements with General Electric Capital Corporation and Cobra Capital LLC. Under the sale-leaseback agreements, DVD kiosks were sold for $10.0 million and $12.0 million and, concurrently, we leased the kiosks back for the same amount with interest rates of 9.2% and 7.4%, respectively, payable in monthly installments for 36 and 20 months, respectively. The transactions have been treated as financing arrangements, are accounted for as capital leases, and the kiosks remain on our books and continue to be depreciated. During the second half of 2010, we paid off $5.7 million of the lease obligation with Cobra Capital LLC before the lease expiration date.

Assets under capital lease obligations aggregated to $69.2 million and $104.4 million, net of $26.2 million and $39.1 million of accumulated amortization, as of December 31, 2010 and 2009, respectively.

The following is a summary of our minimum lease obligations as of December 31, 2010 (in thousands):

	Capital Leases	Operating Leases*
2011	$18,638	$7,468
2012	8,896	6,437
2013	2,677	6,704
2014	996	4,257
2015	257	4,986
Thereafter	0	25,957

Total minimum lease commitments	31,464	$55,809

Less: amounts representing interest	(2,073)

Present value of lease obligations	29,391
Less: current portion	(17,233)

Long-term portion	$12,158

*	One of our lease agreements is a triple net operating lease. Accordingly, we are responsible for other obligations under the lease including, but not limited to, taxes, insurance, utilities and maintenance as incurred.

Rental expense on our operating leases was $8.3 million, $6.0 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Purchase Commitments

We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which result in total purchase commitments of $9.7 million as of December 31, 2010.

Letters of Credit

As of December 31, 2010, we had 3 irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through October 6, 2011, are used to collateralize certain obligations to third parties. As of December 31, 2010, no amounts were outstanding under these standby letter of credit agreements.

DVD License Agreements

Paramount Agreement

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement (the “Paramount Agreement”) between Paramount and our Redbox subsidiary to December 31, 2014. As per the terms of the original agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the United States. Redbox will continue to receive delivery of the titles by the “street date,” the first date on which the DVDs are available to the general public for home entertainment purposes, whether on a rental or sell-through basis. At Paramount’s discretion, the Paramount Agreement may be terminated earlier on December 31, 2011. As a result of the extension, we granted 200,000 shares of restricted stock to Paramount. Of these shares, 20,000 vested upon Paramount’s decision to extend the term of the agreement, and the remaining shares vest over the term of the Paramount Agreement. Redbox estimates that it would pay Paramount approximately $288.6 million beyond December 31, 2010. For addition information see Note 11: Share-Based Payments.

Universal Studios Agreement

On April 22, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Universal Studios Agreement”) with Universal Studios. Redbox estimates that it would pay Universal Studios approximately $76.8 million beyond December 31, 2010.

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

20th Century Fox Agreement

On April 22, 2010, our Redbox subsidiary entered into a disc output lease and rental agreement (the “Fox Agreement”) with 20th Century Fox. Redbox estimates that it would pay Fox approximately $243.5 million beyond December 31, 2010.

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

Warner Agreement

On February 12, 2010, our Redbox subsidiary entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner, a division of Warner Bros. Home Entertainment Inc. Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental at each location that has a DVD-rental kiosk owned and/or operated by Redbox in the U.S. Under the Warner Agreement, Redbox will make the DVDs available for rental 28 days after the “street date,” the earliest date established by Warner on which the DVDs are initially made available on physical home video formats to consumers, whether on a rental or sell-through basis. In addition, and pursuant to the terms of the Warner Agreement, Redbox voluntarily dismissed its lawsuit against Warner relating to Redbox’s access to Warner titles. Redbox estimates that it would pay Warner approximately $66.2 million beyond December 31, 2010.

Lionsgate Agreement

On August 10, 2009, our Redbox subsidiary entered into a Home Video Lease Output Agreement (the “Lionsgate Agreement”) with Lions Gate. Redbox estimates that it will pay Lionsgate approximately $102.4 million beyond December 31, 2010.

Under the Lionsgate Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in each location that has a Redbox DVD kiosk in the U.S. Under the Lionsgate Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Lionsgate Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Sony Agreement

On July 17, 2009, Our Redbox subsidiary entered into a copy depth license agreement (the “Sony Agreement”) with Sony, a subsidiary of Sony Pictures Home Entertainment Inc. Redbox estimates that it will pay Sony approximately $626.5 million beyond December 31, 2010. Coinstar has guaranteed up to $25.0 million of Redbox’s liability under the Sony Agreement. In addition, Coinstar has granted Sony 193,348 shares of restricted stock. For addition information see Note 11: Share-Based Payments.

Under the Sony Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video DVDs for rental in its DVD kiosks in the U.S. Under the Sony Agreement, Redbox should receive delivery of the DVDs by the “street date,” defined in the Sony Agreement as the initial date on which the movies are distributed on a rental basis to the general public for the purpose of non-commercial home entertainment viewing.

Summary of Studio Agreement for DVD Purchase Commitments

A summary of the estimated commitment to be paid pursuant to the above agreements as of December 31, 2010 was as follows (in thousands):

		Year Ended December 31,
	Total	2011	2012	2013	2014	2015
Paramount	$288,648	$70,851	$72,599	$72,599	$72,599	$0
Universal Studios	76,814	58,568	18,246	0	0	0
20th Century Fox	243,505	54,318	55,444	55,444	55,444	22,855
Lionsgate	102,406	27,337	28,234	28,234	18,601	0
Sony	626,510	167,419	168,177	168,177	122,737	0
Warner	66,215	54,422	11,793	0	0	0
Others	42,068	21,115	20,953	0	0	0

	$1,446,166	$454,030	$375,446	$324,454	$269,381	$22,855

Revenue Share Commitments

Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table (in thousands):

		Year Ended December 31,
	Total	2011	2012	2013	2014	2015
DVD Services	$63,416	$25,200	$18,283	$12,235	$7,698	$0
Coin Services	61,667	20,000	20,000	20,000	1,667	0

	$125,083	$45,200	$38,283	$32,235	$9,365	$0

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes, and is seeking monetary damages and other relief as appropriate. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Subsequent to December 31, 2010, in January and February 2011, cases were brought purportedly on behalf of a class of persons who purchased or otherwise acquired our stock during the period, depending on the complaint, between as early as October 28, 2010 to as late as February 3, 2011. The plaintiffs allege that Coinstar violated federal securities laws during this period of time by, among other things, issuing false and misleading statements about current and prospective business and financial results. The plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period, and is seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaint could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

NOTE 10: REPURCHASES OF COMMON STOCK

Following our Board of Directors authorization, on December 1, 2010, and consistent with the terms of our credit facility, we are permitted to repurchase up to (i) $72.5 million of our common stock plus (ii) cash proceeds received after November 20, 2007 from the exercise of stock options by our officers, directors or employees. This authorization allowed us to repurchase up to $74.5 million of our common stock as of December 31, 2010. Repurchased shares become a part of treasury stock. Subsequent to November 20, 2007 and through December 31, 2010, the authorized cumulative proceeds received from option exercises or other equity purchases under our equity compensation plans totaled $59.1 million, bringing the total authorized for purchase under our credit facility to $134.1 million. After taking into consideration our share repurchases of $55.8 million subsequent to November 20, 2007, the remaining amount authorized for repurchase under our credit facility was $78.3 million as of December 31, 2010, however we will not exceed our repurchase limit authorized by the board of directors as outlined below.

Apart from our credit facility limitations, our board of directors authorized the repurchase of up to $72.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003 from our employee equity compensation plans.

The following repurchases were made during the past three years:

Year Ended December 31,	# of Shares Repurchased	Average Price Per Share		Total Purchase Price
2008	0	$		$0
2009	0			0
2010	1,072,037		45.94	49,245,014

Total	1,072,037		$45.94	$49,245,014

NOTE 11: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). The 1997 Plan permits the granting of stock options, restricted stock, restricted stock units and performance based restricted stock. At December 31, 2010, there were 2.8 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.7 million shares were available for future grants.

Certain information regarding our share-based payments is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Share-based payment expense:
Share-based compensation—stock options	$3,137	$3,295	$3,999
Share-based compensation—restricted stock	5,608	3,763	2,217
Share-based payments for DVD arrangements	7,271	1,410	0

Total	$16,016	$8,468	$6,216

Related deferred tax benefit	$2,982	$2,338	$1,845
Per share weighted average grant date fair value of stock options granted	$15.38	$9.49	$9.62
Per share weighted average grant date fair value of restricted stock granted	$33.34	$29.12	$33.67
Total intrinsic value of stock options exercised	$27,622	$8,400	$5,900
Fair value of restricted stock vested	$12,456	$2,600	$1,600

Share-Based Compensation

Stock Options

Beginning in February 2010, stock options are granted only to our executives and non-employee directors. Options awarded to our executives during 2010 vest annually in equal installments over 4 years and expire after 10 years. Options awarded to our executives in previous years vest annually in equal installments over 4 years and expire after either 5 or 10 years, depending on award date. Options awarded to our non-employee directors vest in 12 equal monthly installments from the date of grant and expire after 5 years. Shares of common stock are issued upon exercise of stock options.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model:

	Year Ended December 31,
	2010	2009	2008
Expected term (in years)(1)	7.3	3.7	3.7
Expected stock price volatility(2)	43%	40%	35%
Risk-free interest rate(3)	2.4%	1.6%	2.5%
Expected dividend yield(4)	0.0%	0.0%	0.0%

(1)	The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. As a result of an increase in the contractual term of options granted to our executives during 2010 compared to prior periods, we revised the expected term assumption during 2010.
(2)	Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term.
(3)	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.
(4)	We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The following table presents a summary of the stock option activity for 2010 (shares in thousands):

	Shares	Weighted average exercise price
OUTSTANDING, December 31, 2009	2,408	$27.04
Granted	148	$30.61
Exercised	(1,325)	$25.14
Cancelled, expired or forfeited	(128)	$30.41

OUTSTANDING, December 31, 2010	1,103	$29.41

Certain information regarding stock options outstanding as of December 31, 2010 was as follows (shares in thousands):

	Options outstanding	Options exercisable
Number	1,103	370
Weighted average per share exercise price	$29.41	$27.97
Aggregate intrinsic value	$30,075	$10,763
Weighted average remaining contractual term (in years)	3.5	2.6

As of December 31, 2010, total unrecognized share-based compensation expense related to unvested stock options was approximately $5.3 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over 4 years. Non-employee director awards vest on the first anniversary of the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors, once earned, and vest in equal installments over 3 years from the date of grant. During 2010, we expanded the pool of employees receiving restricted stock awards. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period or based on achieving performance conditions.

The following table presents a summary of the restricted stock award activity for the year ended December 31, 2010 (shares in thousands):

	Shares	Weighted average grant date fair value
NON-VESTED, December 31, 2009	201	$23.70
Granted	373	$33.34
Vested	(111)	$29.38
Forfeited	(49)	$30.24

NON-VESTED, December 31, 2010	414	$32.82

As of December 31, 2010, total unrecognized share-based compensation expense related to unvested restricted stock awards was approximately $8.4 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Share-Based Payments for DVD Arrangements

Sony

As part of a copy depth license agreement with Sony, we granted Sony 193,348 shares of restricted stock in July 2009. As of December 31, 2010, 19,335 shares were vested and the remaining 174,013 shares will vest over the next 3.6 years in accordance with our agreement with Sony. Share-based payment expense related to the agreement with Sony totaled $4.0 million and $1.4 million in 2010 and 2009, respectively, and was recorded to direct operating expenses in the Consolidated Statements of Net Income. The expense related to this agreement is adjusted based on the number of unvested shares and the market price of our common stock each reporting period. At December 31, 2010, the estimated expense to be amortized over the next 3.6 years for the unvested shares was approximately $5.0 million.

Paramount

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement between Paramount and our Redbox subsidiary. As a result of the extension, we granted Paramount 200,000 shares of restricted stock, of which 20,000 shares vested upon Paramount’s exercise of the extension. The remaining 180,000 shares, which were unvested at December 31, 2010, will vest over the next 4 years in accordance with our agreement with Paramount. During 2010, we recorded share-based payment expense of $3.3 million related to this agreement to direct operating expenses in the Consolidated Statements of Net Income. The expense related to this agreement is adjusted based on the number of unvested shares and the market price of our common stock each reporting period. At December 31, 2010, the estimated expense to be amortized over the next 4 years for the unvested shares was approximately $7.9 million.

For additional information related to our studio agreements see Note 9: Commitments and Contingencies.

NOTE 12: INCOME TAXES

The components of income from continuing operations before income taxes and non-controlling interest were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S. operations	$106,653	$67,283	$61,531
Foreign operations	2,273	2,130	3,234

Total income from continuing operations before income taxes	$108,926	$69,413	$64,765

The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. federal	$—	$8,305	$4,602
State and local	1,003	1,511	1,520
Foreign	634	1,222	1,381

Total current	1,637	11,038	7,503
Deferred:
U.S. federal	36,957	12,581	9,746
State and local	4,703	2,738	2,265
Foreign	(265)	(637)	(476)

Total deferred	41,395	14,682	11,535

Total income tax expense	$43,032	$25,720	$19,038

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.5%	3.8%	2.8%
Non-controlling interest	0.0%	(1.8)%	(7.4)%
Other	1.0%	0.1%	(1.0)%

	39.5%	37.1%	29.4%

Unrecognized tax benefits of $1.8 million at December 31, 2010 primarily related to R&D credit and income/expense recognition, all of which would have an effect on our effective tax rate if recognized. A rollforward of unrecognized tax benefits was as follows (in thousands):

Balance as of January 1, 2008	$1,200
Additions based on tax positions related to the current year	0
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	0
Reductions as a result of lapse of applicable statute of limitations	0
Settlements	0

Balance as of December 31, 2008	1,200
Additions based on tax positions related to the current year	100
Additions for tax positions of prior years	500
Reductions for tax positions of prior years	0
Reductions as a result of lapse of applicable statute of limitations	0
Settlements	0

Balance as of December 31, 2009	1,800
Additions based on tax positions related to the current year	70
Additions for tax positions of prior years	0
Reductions for tax positions of prior years	(39)
Reductions as a result of lapse of applicable statute of limitations	(10)
Settlements	0

Balance as of December 31, 2010	$1,821

As of December 31, 2010, it was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits.

For our major tax jurisdiction, the following years were open for examination by the tax authorities as of December 31, 2010:

Jurisdiction	Open Tax Years
U.S.	2002 through 2009

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

In determining our tax provisions, management determined the deferred tax assets and liabilities for each separate tax jurisdiction and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. The consolidated deferred tax asset valuation allowance was $8.9 million and $9.9 million, respectively, as of December 31, 2010 and 2009. A valuation allowance has been recorded against U.S. state and foreign net operating losses as the negative evidence outweighs the positive evidence that those deferred tax assets will more likely than not be realized. The net increase (decrease) in the valuation allowance during the years ended December 31, 2010, 2009 and 2008 was $(1.0) million, $3.0 million and $4.4 million, respectively.

Significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Tax loss carryforwards	$98,137	$116,013
Credit carryforwards	4,907	8,197
Accrued liabilities and allowances	13,330	11,914
Share-based compensation	5,416	4,167
Intangible assets	46,141	52,045
Other	4,989	3,810

Gross deferred tax assets	172,920	196,146
Less—valuation allowance	(8,947)	(9,929)

Total deferred tax assets	163,973	186,217

Deferred tax liabilities:
Property and equipment	(80,331)	(61,857)
Convertible debt interest	(10,317)	(12,832)

Total deferred tax liabilities	(90,648)	(74,689)

Net deferred tax assets	$73,325	$111,528

As of December 31, 2010, deferred tax assets relating to income tax loss carryforwards included approximately $241.9 million and $191.3 million, respectively, reflecting the benefit of $84.7 million and $6.5 million, respectively, of U.S. federal and state income tax net operating losses. Deferred tax assets relating to U.S. federal income tax net operating losses will expire between 2022 and 2030. Deferred tax assets relating to U.S. state income tax net operating losses will expire between 2012 and 2030. Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010.

As of December 31, 2010, we had income tax net operating loss carryforwards related to our international operations of approximately $27.9 million, resulting in a benefit of $6.9 million, which has an indefinite life.

Included in our other deferred tax assets is approximately $3.5 million resulting from deferred losses related to the anticipated sale of our Money Transfer Business.

As of December 31, 2010, we recorded U.S. federal tax credits of $4.9 million. The tax credits consist of $1.9 million of foreign tax credits that expire from the years 2014 to 2020, $2.3 million of research and development tax credits which expire from the years 2011 to 2030, and $0.7 million of alternative minimum tax credits, which do not expire.

We did not provide for U.S. income taxes on undistributed earnings of foreign operations because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $12.6 million.

The income tax benefit realized from stock option exercises in excess of the amounts recognized in the Consolidated Statements of Net Income was approximately $6.8 million in 2010 and zero in 2009 and 2008.

NOTE 13: NET INCOME PER SHARE

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Weighted average shares used for basic EPS	31,268	30,152	28,041
Dilutive effect of stock options and other stock-based awards	489	362	423
Dilutive effect of convertible debt	640	0	0

Weighted average shares used for diluted EPS	32,397	30,514	28,464

Stock options and other stock-based awards not included in diluted EPS calculation because they were antidilutive	349	1,407	1,150

Shares related to convertible debt not included in diluted EPS calculation because they were antidilutive	0	1,511	0

NOTE 14: RETIREMENT PLANS

In July 1995, we adopted a tax-qualified employee savings and retirement plan under Section 401(k) of the Internal Revenue Code of 1986 for all employees who satisfy the age and service requirements under this plan. This plan is funded by voluntary employee salary deferral of up to 60% of annual compensation (subject to the Federal limitation) and a safe harbor employer match equaling 100% of the first 3% and 50% of the next 2%. Additionally, all participating employees are 100% vested for all Coinstar matched contributions on the day of match. We contributed $2.6 million, $1.4 million and $1.2 million to the plan for the years ended December 31, 2010, 2009 and 2008, respectively. Our Redbox subsidiary also sponsors a separate 401(k) plan with a matching contribution equal to 25% of employee contributions up to 4% of their compensation. Matching contributions for the Redbox 401(k) plan vest over a four-year period and totaled $0.06 million in 2010, $0.5 million in 2009 and $0.18 million in 2008. This plan has been frozen to new contributions and matching contributions effective January 1, 2010.

NOTE 15: BUSINESS SEGMENT AND ENTERPRISE-WIDE INFORMATION

Management, including our chief operating decision maker, our chief executive officer, evaluates the performance of our business segments based primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and share-based payment expense (“segment operating income”), a non-GAAP financial measure.

Our business segments consist of DVD Services and Coin Services:

•

DVD Services—We offer self-service DVD rentals through approximately 30,200 kiosks in 26,100 locations where consumers can rent or purchase movies. Our DVD kiosks are installed primarily at leading grocery stores, mass merchants, drug stores, restaurants, and convenience stores. Our DVD kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s). The process is designed to be fast, efficient and fully automated with no membership fees. DVD services revenue is generated primarily through fees charged to rent movies. In retailers with high performing DVD kiosks, we may add another kiosk to drive additional revenue and provide a broader product offering.

•

Coin Services—We offer self-service coin-counting services. We own and service all of our coin-counting kiosks, providing a convenient and trouble-free service to retailers. We own and operate more than 18,900 coin-counting machines in the United States, Canada, Puerto Rico, Ireland, and the United Kingdom (approximately 12,100 of which offer a variety of stored value products to consumers). Coin-counting revenue is generated through transaction fees from our consumers and retailers (in stored value product transactions). Our Coin Services segment also includes our coffee kiosks and other pilot programs.

Our analysis and reconciliation of our business segment information to the consolidated financial statements that follows covers our results from continuing operations which consists of our DVD Services and Coin Service business segments. We have recast the prior period results to reflect our discontinued operations, which consists of our Money Transfer Business, which we agreed to sell during 2010, and our E-Pay Business and Entertainment Business, which we sold in 2010 and 2009, respectively. Additionally, our operating costs included in our shared service functions, which consist primarily of sales, corporate executive management, finance, legal, human resources, and information technology, are allocated to our DVD Services and Coin Services business segments. We will periodically evaluate the shared service allocations for segment reporting purposes, which may result in changes to segment allocations in future periods. We have made changes within our organization that align with our decision to focus on our two core automated retailing businesses, our DVD Services and Coin Services business segments. As a result, we modified the methodology of allocating shared service costs in 2010 based on the relative revenue from these core businesses and made a determination not to allocate shared service costs to our discontinued operations due to their self-sustained operating model and insignificant revenue from their operations. In addition, we have recast our 2009 and 2008 shared service allocation using the current year methodology to provide a comparable year-over-year analysis.

(In thousands) Year Ended December 31, 2010	DVD	Coin	Corporate Unallocated	Total
Revenue	$1,160,110	$276,311		$1,436,421
Income from operations	$98,922	$60,301	$(16,016)	$143,207
Add: depreciation, amortization and other	93,641	33,351		126,992
Add: share-based payment expense	0	0	$16,016	16,016

Segment operating income	$192,563	$93,652		$286,215

Segment operating income as a percentage of revenue	16.6%	33.9%		19.9%

Year Ended December 31, 2009	DVD	Coin	Corporate Unallocated	Total
Revenue	$773,511	$259,112		$1,032,623
Income from operations	$41,177	$72,351	$(8,816)	$104,712
Add: depreciation, amortization and other	60,731	29,250		89,981
Add: share-based payment expense	0	0	$8,816	8,816

Segment operating income	$101,908	$101,601		$203,509

Segment operating income as a percentage of revenue	13.2%	39.2%		19.7%

Year Ended December 31, 2008	DVD	Coin	Corporate Unallocated	Total
Revenue(1)	$388,453	$261,626		$650,079
Income from operations	$15,995	$78,579	$(8,430)	$86,144
Add: depreciation, amortization and other	34,174	25,816		59,990
Add: share-based payment expense	0	0	$8,430	8,430

Segment operating income	$50,169	$104,395		$154,564

Segment operating income as a percentage of revenue	12.9%	39.9%		23.8%

(1)	DVD Services revenue for 2008 does not include $11.0 million for the period from January 1, 2008 through January 17, 2008, when we did not consolidate the operating results of Redbox.

See our Consolidated Statements of Net Income for reconciliations from income from operations to income from continuing operations before income taxes. These reconciling items are not included in the measure of profit and loss for each reportable segment.

For additional information related to our discontinued operations see Note 4: Discontinued Operations, Sale of Assets and Assets Held for Sale.

December 31, 2010	DVD	Coin	Corporate Unallocated	Assets related to discontinued operations	Total
Goodwill	$111,399	$156,351	$0	$0	$267,750
Total assets	$561,185	$524,559	$86,651	$110,316	$1,282,711

December 31, 2009
Goodwill	$111,399	$156,351	$0	$0	$267,750
Total assets	$468,910	$541,299	$53,272	$159,318	$1,222,799

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

Our DVD and Coin services are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Year Ended December 31,
	2010	2009	2008
Wal-Mart Stores Inc.	19.6%	22.3%	15.6%
Walgreen Co.	13.7%	10.8%	2.7%
The Kroger Company	10.6%	6.5%	9.0%
McDonald’s USA	6.4%	10.0%	14.0%

Revenue is allocated to geographic locations based on the location of the DVD Services or Coin Services kiosk. Revenue by geographic location was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$1,395,821	$995,884	$611,644
All other	40,600	36,739	38,435

Total	$1,436,421	$1,032,623	$650,079

Long-lived assets by geographic location were as follows (in thousands):

	December 31,
	2010	2009	2008
U.S.	$775,208	$765,124	$577,916
All other	19,109	17,598	14,079

Total	$794,317	$782,722	$591,995

NOTE 16: RELATED PARTY AND OTHER TRANSACTIONS

In the second quarter of 2008, we settled a proxy contest, which resulted in one additional member to our Board of Directors, and one additional independent director to be added by March 1, 2009. Expenses related to this proxy contest, including the solicitation of stockholders, were approximately $4.1 million.

NOTE 17: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

As of December 31, 2010, we had one interest rate swap agreement outstanding to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility with Wells Fargo Bank for a notional amount of $150.0 million with an expiration date of March 20, 2011. Our previously outstanding interest rate swap agreement with JP Morgan Chase for a notional amount of $75.0 million with an expiration date of October 28, 2010 was terminated on August 4, 2010 as the underlying revolving debt of $75.0 million was paid off. The fair value of the interest rate swap at the time of the termination was a liability of $0.4 million, which was reversed from comprehensive income (loss) and recognized as interest expense in our Consolidated Statements of Net Income during the third quarter of 2010.

Under the interest rate swap agreement, we receive or make payments on a monthly basis, based on the differential between a specific interest rate and one-month LIBOR. The interest rate swap is accounted for as a cash flow hedge. The fair value of the swaps, which was a liability of $0.9 million and $5.4 million at December 31, 2010 and 2009, respectively, was recorded as a component of other accrued liabilities in our Consolidated Balance Sheets, with a corresponding adjustment to comprehensive income (loss). Estimated losses in accumulated comprehensive income (loss) at December 31, 2010 are expected to be reclassified into earnings as a component of interest expense over the next three months. All gains and losses were included in management’s assessment of hedge effectiveness and the amount of the net gain or loss included in our Consolidated Statements of Net Income representing the amount of hedge ineffectiveness was inconsequential in all periods presented.

The effect of derivative instruments on our Consolidated Statements of Net Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Effective Portion of Derivative Gain/(Loss) Recognized in OCI	Effective Portion of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income During the Period

Year Ended December 31, 2010
Interest Rate Swap Contracts	$4,477	$(5,553)

Year Ended December 31, 2009
Interest Rate Swap Contracts	$2,092	$(5,673)

Year Ended December 31, 2008
Interest Rate Swap Contracts	$(7,466)	$(232)

NOTE 18: FAIR VALUE

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Money market fund and certificate of deposit	$41,598	$0	$0
Interest rate swap liability	$0	$(896)	$0
Callable convertible debt	$0	$(180,889)	$0
Assets held for sale	$0	$0	$43,634

Fair Value at December 31, 2009
Money market fund and certificate of deposit	$9,496	$0	$0
Interest rate swap liability	$0	$(5,374)	$0
Convertible debt	$0	$(167,068)	$0

We determine fair value for our money market funds and certificates of deposit based on quoted market price.

We use a market valuation approach to value our interest rate swap derivative contract using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigate derivative credit risk by transacting with highly rated counterparty. We have evaluated the credit and non-performance risks associated with our derivative counterparty and believe them to be insignificant and not warranting a credit adjustment at December 31, 2010.

We use a market valuation approach to value our callable convertible debt outstanding using the market rate for similar high-yield debt. The amount disclosed above represents the fair value of our callable convertible debt based on its stated term, matured on September 1, 2014. This is the estimated fair value that would be used to calculate the extinguishment loss should the note holders choose to settle. If all notes are settled during the first quarter of 2011, we are required to pay the principal of $200.0 million in cash.

We use a market valuation approach to estimate the fair value of our Money Transfer Business, which we agreed to sell to Sigue during the third quarter of 2010. We have considered Sigue’s credit risk when estimating the fair value of the seller’s note. The estimated fair value in the table excludes the cost to sell of $1.9 million.

There were no changes to our valuation techniques during 2010.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 45.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The consolidated financial statements, together with the report thereon of our independent registered public accounting firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

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

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement dated July 19, 2007 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(1)

2.2	First Amendment of Stock Purchase Agreement dated January 1, 2008 by and among Coinstar E-Payment Services Inc., Jose Francisco Leon, Benjamin Knoll, Martin Barrett, Frank Joseph Lawrence, David Mard and Robert Duran.(2)

2.3	Stock and Interest Purchase Agreement among Coinstar Entertainment Services, Inc., Entertainment Vending Management, LLC, Sesame Holdings, Inc., Coinstar, Inc. and National Entertainment Network, Inc. dated as of September 8, 2009.(3)

3.1	Restated Certificate of Incorporation.(4)

Exhibit Number	Description of Document

3.2	Amended and Restated Bylaws.(4)

4.1	Reference is made to Exhibits 3.1 through 3.2.(4)

4.2	Specimen Stock Certificate.(5)

4.3	Registration Rights Agreement between Coinstar, Inc. and GetAMovie, Inc. dated February 26, 2009.(6)

4.4	Registration Rights Agreement between Coinstar, Inc. and GARB, LLC dated February 26, 2009.(7)

4.5	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(8)

4.6	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(8)

4.7	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.6.(8)

4.8	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(9)

4.9	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.(10)

10.1*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Plan.(11)

10.2*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(12)

10.3*	Outside Directors’ Deferred Compensation Plan, as amended and restated on December 31, 2008.(12)

10.4*	2009 Incentive Compensation Plan for Section 16 Officers.(12)

10.5*	2010 Incentive Compensation Plan for Section 16 Officers.(13)

10.6*	1997 Amended and Restated Equity Incentive Plan.(14)

10.7*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(15)

10.8*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(16)

10.9*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(12)

10.10*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after March 30, 2010 to the CEO, COO or CFO.(13)

10.11*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(12)

10.12*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(12)

Exhibit Number	Description of Document
10.13*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after March 30, 2010 to the CEO, COO or CFO.(13)

10.14*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(12)

10.15*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made prior to March 30, 2010 to the CEO, COO or CFO.(12)

10.16*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made on or after March 30, 2010 to the CEO, COO or CFO.(13)

10.17*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(12)

10.18*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(17)

10.19*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(18)

10.20*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(18)

10.21*	Summary of Director Compensation.(19)

10.22*	Policy on Reimbursement of Incentive Payments.(12)

10.23*	Transition Agreement between Coinstar, Inc. and David W. Cole dated as of March 31, 2009.(20)

10.24*	Transition Agreement between Coinstar, Inc. and Brian V. Turner dated as of March 31, 2009.(20)

10.25*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(20)

10.26*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(12)

10.27*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(20)

10.28*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(20)

10.29*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(20)

10.30*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(21)

10.31*	Employment Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey.(20)

10.32*	Amendment to Employment Agreement between Coinstar, Inc. and John Harvey, effective as of November 9, 2009.(22)

Exhibit Number	Description of Document
10.33*	Change of Control Agreement, dated as of June 1, 2009, between Coinstar, Inc. and John C. Harvey.(12)

10.34*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and John C. Harvey.(20)

10.35*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and John C. Harvey.(21)

10.36*	Second Amendment to Letter Agreement, dated as of September 7, 2009, between Coinstar, Inc. and John Harvey.(22)

10.37*	Interim Services Agreement between Tatum and Coinstar, Inc., dated September 24, 2009.(5)

10.38*	Employment Offer Letter for J. Scott Di Valerio, dated January 18, 2010.(23)

10.39*	Employment Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(23)

10.40*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(23)

10.41*	Offer Letter between Coinstar, Inc. and Saul M. Gates.(24)

10.42	Lease Agreement, dated January 1, 2004, by and between Coinstar, Inc. and EOP Operating Limited Partnership.(25)

10.43	First Amendment to Office Lease Agreement as of April 15, 2009, by and between W2007 Seattle Office Bellefield Office Park Realty, L.L.C. and Coinstar, Inc.(26)

10.44	Standard Office Lease, effective December 22, 2009, between Long Ridge Office Portfolio, L.P. and Redbox Automated Retail, LLC.(5)

10.45	Amended and Restated Credit Agreement, dated as of April 29, 2009, amending and restating in its entirety that certain Credit Agreement, dated November 20, 2007, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, KeyBank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto.(27)

10.46	Second Amendment to Credit Agreement, dated as of December 10, 2010, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.

10.47	First Amendment, Consent and Waiver to Credit Agreement, dated as of December 31, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders party thereto.(5)

10.48	Purchase and Sale Agreement dated February 12, 2009 by and between Coinstar, Inc. and GetAMovie, Inc.(28)

10.49	Purchase and Sale Agreement between Coinstar, Inc., Sesame Holdings, Inc. and GARB, LLC dated February 26, 2009.(7)

10.50	Third Amended and Restated Limited Liability Company Agreement of Redbox Automated Retail, LLC.(12)

10.51	Stock Purchase Agreement dated as of August 23, 2010, among CUHL Holdings, Inc., Coinstar E-Payment Services Inc., Coinstar, Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(29)

Exhibit Number	Description of Document

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on July 25, 2007 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on January 7, 2008 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 9, 2009 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on October 26, 2010 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157552).
(7)	Incorporated by reference to the Registrant’s Form S-3 filed on February 26, 2009 (File Number 333-157553).
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File Number 000-22555).
(14)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 23, 2010 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2009 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on May 3, 2010 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2009 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on February 12, 2009 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Form 8-K filed on August 24, 2010 (File Number 000-22555).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2011	COINSTAR, INC.

	By	/S/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2011:

Signature	Title

/S/ PAUL D. DAVIS	Chief Executive Officer and Director
Paul D. Davis	(Principal Executive Officer)

/S/ J. SCOTT DI VALERIO	Chief Financial Officer
J. Scott Di Valerio	(Principal Financial Officer)

/S/ SAUL GATES	Chief Accounting Officer
Saul Gates	(Principal Accounting Officer)

/S/ DEBORAH L. BEVIER	Chair of the Board
Deborah L. Bevier

/S/ ARIK A. AHITOV	Director
Arik A. Ahitov

/S/ DAVID M. ESKENAZY	Director
David M. Eskenazy

/S/ DANIEL W. O’CONNOR	Director
Daniel W. O’Connor

/S/ ROBERT D. SZNEWAJS	Director
Robert D. Sznewajs

/S/ RONALD B. WOODARD	Director
Ronald B. Woodard