Form 10-Q
period 2011-03-31
COINSTAR INC
filed 2011-04-28
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2011
Common Stock, $0.001 par value	31,355,331

COINSTAR, INC.

FORM 10-Q

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$23,024	$71,287
Cash in machine or in transit	48,867	39,603
Cash being processed	65,969	72,526
Accounts receivable, net of allowances of $1,048 and $1,131	21,100	25,958
DVD library	93,992	140,324
Deferred income taxes	16,278	13,644
Prepaid expenses and other current assets	13,998	14,736
Assets of businesses held for sale	96,481	110,316

Total current assets	379,709	488,394

Property and equipment, net	457,673	444,687
Deferred income taxes	49,494	59,696
Other assets	14,819	12,612
Intangible assets, net	8,888	9,572
Goodwill	267,750	267,750

Total assets	$1,178,333	$1,282,711

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$124,228	$161,551
Accrued payable to retailers	90,692	96,764
Other accrued liabilities	106,331	108,422
Current callable convertible debt	0	173,146
Current portion of long-term debt	6,930	7,523
Current portion of capital lease obligations	11,102	17,233
Liabilities of businesses held for sale	64,549	68,662

Total current liabilities	403,832	633,301
Long-term debt and other	343,759	167,261
Capital lease obligations	10,362	12,158
Deferred tax liability	16	15

Total liabilities	757,969	812,735

Commitments and contingencies (Note 14)	0	0
Debt conversion feature	0	26,854

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.001 par value - 60,000,000 and 45,000,000 authorized; 35,063,559 and 34,813,203 shares issued; 31,370,483 and 31,815,085 shares outstanding	464,970	434,169
Treasury stock	(153,425)	(90,076)
Retained earnings	110,475	101,979
Accumulated comprehensive loss	(1,656)	(2,950)

Total stockholders’ equity	420,364	443,122

Total liabilities and stockholders’ equity	$1,178,333	$1,282,711

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue	$424,072	$323,122

Expenses:
Direct operating(1)	315,073	224,959
Marketing	5,117	2,630
Research and development	2,207	1,424
General and administrative	35,662	31,522
Depreciation and other (1)	33,959	31,801
Amortization of intangible assets	685	879
Litigation settlement	0	5,379

Total expenses	392,703	298,594

Operating income	31,369	24,528

Other income (expense):
Foreign currency and other, net	40	(17)
Interest income	80	2
Interest expense	(7,386)	(9,268)

	(7,266)	(9,283)

Income from continuing operations before income taxes	24,103	15,245
Income tax expense	(9,261)	(6,006)

Income from continuing operations	14,842	9,239
Loss from discontinued operations, net of tax	(6,346)	(2,797)

Net income	$8,496	$6,442

Basic Earnings (Loss) Per Share:
Continuing operations	$0.47	$0.30
Discontinued operations	(0.20)	(0.09)

Basic earnings per share	$0.27	$0.21

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.46	$0.30
Discontinued operations	(0.20)	(0.09)

Diluted earnings per share	$0.26	$0.21

Weighted average shares used in basic per share calculations	31,067	30,950
Weighted average shares used in diluted per share calculations	32,142	31,217

(1)	“Direct operating” excludes depreciation and other of $29.7 million and $29.5 million for the three months ended March 31, 2011 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
BALANCE, December 31, 2010	31,815,085	$434,169	$(90,076)	$101,979	$(2,950)	$443,122

Proceeds from exercise of options, net	11,628	334	0	0	0	334
Adjustments related to tax withholding for share-based compensation	(35)	(1,557)				(1,557)
Share-based payments expense	238,763	3,040	0	0	0	3,040
Tax benefit on share-based compensation expense	0	2,130	0	0	0	2,130
Debt conversion feature	0	26,854	0	0	0	26,854
Shares repurchased	(694,958)	0	(63,349)	0	0	(63,349)
Net income	0	0	0	8,496	0	8,496
Foreign currency translation adj. net of tax expense of $0	0	0	0	0	745	745
Interest rate hedges on long-term debt net of tax expense of $349	0	0	0	0	547	547
Gain on short-term investments net of tax expense of $2	0	0	0	0	2	2

BALANCE, March 31, 2011	31,370,483	$464,970	$(153,425)	$110,475	$(1,656)	$420,364

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$8,496	$6,442
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	33,959	31,801
Amortization of intangible assets and deferred financing fees	1,193	1,387
Share-based payments expense	3,040	3,216
Excess tax benefits on share-based payments	(2,128)	(748)
Deferred income taxes	6,356	3,148
Loss from discontinued operations, net of tax	6,346	2,797
Non-cash interest on convertible debt	1,583	1,459
Other	138	197
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	4,958	(361)
DVD library	46,332	8,347
Prepaid expenses and other current assets	(2,434)	(3,312)
Other assets	590	923
Accounts payable	(42,435)	22,930
Accrued payable to retailers	(6,432)	(5,908)
Other accrued liabilities	433	(12,838)

Net cash flows from operating activities from continuing operations	59,995	59,480

Investing Activities:
Purchases of property and equipment	(38,472)	(31,517)
Proceeds from sale of property and equipment	176	37
Equity investment	(2,320)	0

Net cash flows from investing activities from continuing operations	(40,616)	(31,480)

Financing Activities:
Principal payments on capital lease obligations and other debt	(12,141)	(8,675)
Excess tax benefits related to share-based payments	2,128	748
Repurchases of common stock	(63,349)	0
Proceeds from exercise of stock options	260	2,227

Net cash flows from financing activities from continuing operations	(73,102)	(5,700)

Effect of exchange rate changes on cash	667	(497)

Increase (decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed from continuing operations	(53,056)	21,803

Cash flows from discontinued operations:
Operating cash flows	6,726	(9,938)
Investing cash flows	774	1,817
Financing cash flows	0	(21)

	7,500	(8,142)

Increase (decrease) in cash and cash equivalents, cash in machine or in transit, and cash being processed	(45,556)	13,661
Cash and cash equivalents, cash in machine or in transit, and cash being processed:
Beginning of period	183,416	145,857

End of period	$137,860	$159,518

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$8,944	$8,918

Cash paid during the period for income taxes	$(1,494)	$432

Supplemental disclosure of non-cash investing and financing activities from continuing operations:

Purchases of computers financed by capital lease obligations	$2,334	$0
Purchases of vehicles financed by capital lease obligations	$123	$612

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial information included herein has been prepared by Coinstar, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K, however, certain amounts in the prior period financial statements have been reclassified to conform to our current period presentation. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 did not have a material effect on our financial position, results of operation or cash flows.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 did not have a material effect on our financial position, results of operation or cash flows.

Reclassifications

To be consistent with our 2011 reporting, the results of our discontinued operations have been retrospectively reported in our Consolidated Statements of Net Income and Consolidated Statements of Cash Flows for all periods presented. Our reclassifications had no effect on net income or stockholders’ equity.

NOTE 2: ORGANIZATION AND BUSINESS

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox and Coin segments. Our redbox segment consists of self-service DVD kiosks where consumers can rent or purchase movies. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. As of March 31, 2011, we had approximately 31,800 DVD kiosks in 27,100 locations and 18,800 coin-counting kiosks in 18,600 locations (approximately 12,100 of which offer a variety of stored value products to customers) in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

NOTE 3: DISCONTINUED OPERATIONS, SALE OF ASSETS AND ASSETS HELD FOR SALE

Money Transfer Business (the “Money Transfer Business”)

On August 23, 2010, we agreed to sell our subsidiaries comprising our money transfer business to Sigue Corporation (“Sigue”) for approximately $18.0 million in cash and a seller’s note for $23.5 million, adjusted for the amount by which the closing net working capital of the Money Transfer Business exceeded or fell below $9.0 million. In addition, Sigue will pay us an amount equal to the amount outstanding at closing under our revolving credit arrangement with the Money Transfer Business. We expect the sale to close in 2011.

During the first quarter of 2011, we have updated our estimate of the excess net working capital we expect to receive upon closing of the transaction. As a result, we have recognized an additional estimated loss of $5.3 million from the sale of our Money Transfer Business. We estimated the fair value of the seller’s note, approximately $16.9 million, based on the discounted cash flow of the forecasted future note payments from Sigue. The discount rate included management’s best estimate of note default risk as well as the market high yield rate for similar risk profile companies. We will continue reviewing and evaluating the factors that may impact the future note payments and discount rate, which may lead to an adjustment of our fair value estimate.

If the sale of the Money Transfer Business is terminated under certain specified circumstances, Sigue may be required to pay us an amount in cash equal to 5% of the purchase price.

Electronic Payment Business (the “E-Pay Business”)

On May 25, 2010, we sold our subsidiaries comprising our E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. In addition, the purchase price was subject to a post-closing net working capital adjustment in the amount of $0.5 million, which was finalized in October 2010.

Summary Financial Information

The disposition and operating results of the E-Pay Business as well as the results of operations of the Money Transfer Business are presented in discontinued operations in our Consolidated Statements of Net Income for all periods presented. The continuing cash flows from both the E-Pay Business and the Money Transfer Business after disposition are expected to be insignificant.

The following table sets forth the components of discontinued operations included in the Consolidated Statements of Net Income:

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Revenue:
E-Pay Business	$0	$5,512
Money Transfer Business	23,614	21,426

	$23,614	$26,938

Pre-tax gain (loss) from discontinued operations:
E-Pay Business	$0	$(70)
Money Transfer Business	156	(4,508)

	$156	$(4,578)

Loss on disposal activities:
E-Pay Business	$0	$0
Money Transfer Business	(5,338)	0

	$(5,338)	$0

Loss from discontinued operations before income tax	$(5,182)	$(4,578)
Income tax (expense) benefit	(1,164)	1,781

Loss from discontinued operations, net of income tax (expense) benefit	$(6,346)	$(2,797)

Amount of goodwill and other intangible assets disposed of	$0	$0

Cash generated from disposal activities	$0	$0

Included in the income tax expense of $1.2 million from discontinued operations was $4.1 million relating to the estimated value of worthless stock deduction taken in 2009 related to our divestiture of the Entertainment business which was sold in the third quarter of 2009.

The major classes of assets and liabilities of the Money Transfer Business are presented in assets of business held for sale and liabilities of business held for sale on our Consolidated Balance Sheets.

Dollars in thousands	March 31, 2011	December 31, 2010
Cash and cash equivalents	$44,214	$45,713
Accounts receivable, net	25,348	31,577
Other current assets	12,716	12,391
Property, plant and equipment, net	5,518	6,474
Goodwill, intangible, and other assets	8,685	14,161

Assets of businesses held for sale	96,481	110,316

Accounts payable and payable to agents	52,734	57,392
Accrued liabilities	11,815	11,270

Liabilities of businesses held for sale	64,549	68,662

Net assets expected to be sold	$31,932	$41,654

The net assets expected to be sold of $31.9 million at March 31, 2011 represents the fair value less cost to sell of the Money Transfer Business. The non-cash write-down of $5.3 million was allocated to the asset disposal group including property, plant and equipment, net, goodwill, intangible and other assets.

NOTE 4: PROPERTY AND EQUIPMENT

Dollars in thousands	March 31, 2011	December 31, 2010
Machines	$824,369	$791,014
Computers	59,754	49,603
Office furniture and equipment	4,146	3,845
Vehicles	10,087	10,661
Leasehold improvements	11,628	11,047

Property and equipment, at cost	909,984	866,170
Accumulated depreciation and amortization	(452,311)	(421,483)

Property and equipment, net	$457,673	$444,687

NOTE 5: INTANGIBLE ASSETS

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	March 31, 2011	December 31, 2010
Retailer relationships	5 and 6 years	$13,344	$13,344
Accumulated amortization		(5,220)	(4,606)

		8,124	8,738
Other	5 and 40 years	1,890	1,890
Accumulated amortization		(1,126)	(1,056)

		764	834

Intangible assets, net		$8,888	$9,572

Amortization expense was as follows:

	Three Months Ended
Dollars in thousands	2011	2010
Retailer relationships	$614	$808
Other	71	71

Total amortization of intangible assets	$685	$879

Expected amortization over the next five years and thereafter is as follows:

Dollars in thousands	Retailer Relationships	Other
2011	$1,842	$211
2012	2,457	81
2013	2,250	14
2014	1,432	14
2015	12	14
Thereafter	131	430

Total expected amortization	$8,124	$764

NOTE 6: REPURCHASE OF COMMON STOCK

Under our Board of Directors authorization, we are permitted to repurchase up to $72.5 million of our common stock plus additional shares equal to the aggregate amount of net proceeds received after January 1, 2003 from our employee equity plans. Apart from our board authorization, under our credit facility, we are allowed to repurchase our common stock up to $75 million plus cash proceeds received after November 20, 2007 from the exercise of stock options by our officers, directors or employees. We will not exceed our repurchase limit authorized by our Board as well as the term of the credit facility. Repurchased shares become part of treasury stock.

At the beginning of 2011, we were permitted to repurchase up to $74.5 million of our common stock. During the first quarter of 2011, we repurchased 317,298 shares of our common stock for $13.3 million from the market. On February 15, 2011, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co (“MSCO”) at a notional amount of $50.0 million under which we received 377,660 shares of common stock with a market value of approximately $16.2 million at the time the ASR Agreement was executed. The total number of shares to be received under the ASR Agreement will be determined based on a discount to the daily volume weighted average price of our common stock over a period beginning after the effective date of the ASR Agreement and ending on May 18, 2011. The ASR Agreement includes customary provisions for adjustments upon the occurrence of certain extraordinary corporate transactions and circumstances under which it may be extended, terminated, or unwound early. At the conclusion of the ASR Agreement, we may receive additional shares of our common stock from MSCO. The minimum number of shares to be received or delivered under the agreement is 377,660 shares. The proceeds from the exercise of stock options during the first quarter of 2011 were $0.3 million. As a result, the remaining authorized stock repurchase amount was $11.5 million on March 31, 2011.

The ASR Agreement is accounted for as an initial treasury stock transaction and a forward stock purchase contract. The initial repurchase of shares resulted in an immediate reduction of the outstanding shares used to calculate our weighted-average common shares outstanding for basic and diluted net income per share on the effective date of the agreements. The forward stock purchase contract is classified as an equity instrument under the Financial Accounting Standards Board’s (“FASB”) accounting guidance for “Contracts in Entity’s Own Equity,” and its effect on diluted net income per share, if any, is calculated under the reverse treasury method.

Increases in the daily volume weighted average price of our common stock during the term of the ASR Agreement would decrease the number of shares of our common stock MSCO would be required to deliver to us. Decreases in the daily volume weighted average price of our common stock during the term of the ASR Agreement would increase the number of shares of our common stock MSCO would be required to deliver to us.

NOTE 7: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). The 1997 Plan permits the granting of stock options, restricted stock, restricted stock units, and performance based restricted stock. At March 31, 2011, there were 2.5 million shares of unissued common stock reserved for issuance under all the stock plans of which 1.3 million shares were available for future grants.

Certain information regarding our share-based payments is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010 (1)
Share-based payments expense:
Share-based compensation-stock options	$825	$903
Share-based compensation-restricted stock	2,037	1,807
Share-based payments for DVD arrangements	178	592

Total	$3,040	$3,302

Related deferred tax benefit	$1,009	$930
Per share weighted average grant date fair value of stock options granted	$22.41	$14.74
Per share weighted average grant date fair value of restricted stock granted	$44.91	$30.53
Total fair value of restricted stock granted	$12,747	$9,670
Total intrinsic value of stock options exercisable as of March 31, 2011	$9,697	$10,444

(1)	Includes $85 of share-based compensation expense included within loss from discontinued operations, net of tax, in the Consolidated Statements of Net Income.

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. The highlights of our stock option grant are as follows:

•	Beginning in February 2010, stock options are granted only to our executives and non-employee directors.

•	Options awarded to our executives during 2010 vest annually in equal installments over 4 years and expire after 10 years.

•	Options awarded to our executives in previous years vest annually in equal installments over 4 years and expire after either 5 or 10 years, depending on the award date.

•	Options awarded to our non-employee directors vest in 12 equal monthly installments from the date of grant and expire after 5 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model:

	Three Months Ended March 31,
	2011	2010
Expected term (in years)(1)	7.3	3.7
Expected stock price volatility(2)	43%	40%
Risk-free interest rate(3)	2.9%	2.1%
Expected dividend yield(4)	0.0%	0.0%

(1)	The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving considerations to the contractual terms, vesting schedules and expectations of future employee behavior. As a result of an increase in the contractual term of options granted to our executives during 2010 compared to prior periods, we revised the expected term assumption during 2010.
(2)	Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term.
(3)	The risk-free interest rate is based on the implied yield available on United States Treasury zero-coupon issues with an equivalent expected term.
(4)	We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The following table presents a summary of stock option activity for 2011:

Shares in thousands	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2010	1,103	$29.41
Granted	84	45.02
Exercised	(12)	28.65
Cancelled, expired, or forfeited	(9)	27.82

OUTSTANDING, March 31, 2011	1,166	30.55

Certain information regarding stock options outstanding as of March 31, 2011 is as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	1,166	544
Weighted average per share exercise price	$30.55	$28.65
Aggregate intrinsic value	$18,150	$9,697
Weighted average remaining contractual term (in years)	3.8	2.7

As of March 31, 2011, total unrecognized share-based compensation expense related to unvested stock options was approximately $6.1 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted stock awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over 4 years. Non-employee director awards vest on the first anniversary of the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors, once earned, and vest in equal installment over 3 years from the date of grant. During 2010, we expanded the pool of employees receiving restricted stock awards. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period or based on achieving performance conditions.

The following table presents a summary of restricted stock award activity for the three months ended March 31, 2011:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2010	414	$32.82
Granted	284	44.91
Vested	(131)	31.37
Forfeited	(10)	39.29

NON-VESTED, March 31, 2011	557	39.19

As of March 31, 2011, total unrecognized share-based compensation expense related to unvested restricted stock awards was approximately $16.3 million. This expense is expected to be recognized over a weighted average period of approximately 2.4 years.

Share-Based Payments for DVD Arrangements

SPHE Scan Based Trading Corporation (“Sony”)

As part of a copy depth license agreement with Sony, we granted Sony 193,348 shares of restricted stock in July 2009. As of March 31, 2011, 19,335 shares were vested and the remaining 174,013 shares will vest over the next 3.3 years in accordance with our agreement with Sony. In the first quarter of 2011, share-based payments resulted in a credit to income of $0.2 million related to the agreement with Sony due to the decrease in share price from prior year end as compared with expense of $0.6 million in first quarter of 2010. The share-based payments credit is included within direct operating expenses in the Consolidated Statements of Net Income. The expense related to this agreement is adjusted based on the number of unvested shares and market price of our common stock each reporting period. The estimated expense to be amortized over the next 3.3 years for the unvested shares was approximately $3.5 million at March 31, 2011.

Paramount Home Entertainment, Inc. (“Paramount”)

On June 15, 2010, Paramount exercised its option to extend the term of the revenue sharing license agreement between Paramount and our redbox subsidiary. As a result of the extension, we granted Paramount 200,000 shares of restricted stock, of which 20,000 shares vested upon Paramount’s exercise of the extension. The remaining 180,000 shares will vest over the next 3.8 years in accordance with our agreement with Paramount. During the three months ended March 31, 2011, we recorded share-based payments expense of $0.4 million related to this agreement which is included within direct operating expenses in the Consolidated Statements of Net Income. The expense related to this agreement is adjusted based on the number of unvested shares and market price of our common stock each reporting period. The estimated expense to be amortized for the unvested shares was approximately $5.6 million at March 31, 2011.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period.

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations (in thousands):

	Three Months Ended March 31,
	2011	2010
Weighted average shares used for basic EPS	31,067	30,950
Dilutive effect of stock options and other share-based awards	530	267
Dilutive effect of convertible debt	545	0

Weighted average shares used for diluted EPS	32,142	31,217

Stock options and other share-based awards not included in diluted EPS calculation because their effect would be antidilutive	67	1,290

Shares related to convertible debt not included in diluted EPS calculation as their effect would be antidilutive	0	1,857

NOTE 9: COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2011	2010
Net income	$8,496	$6,442
Net change in cumulative foreign currency translation adjustment, net of tax expense of $0 and $82	745	(4,799)
Net change in unrealized loss on interest rate cash flow hedges, net of tax of $349 and $280	547	440
Net change in unrealized gain on short-term investment, net of tax expense of $2 and $0	2	0

Comprehensive income	$9,790	$2,083

NOTE 10: BUSINESS SEGMENTS

Management, including our chief operating decision maker, our chief executive officer (“CEO”), evaluates the performances of our business segments primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and certain share-based payments (“segment operating income”), a non-GAAP financial measure. Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our DVD arrangements have been allocated to our redbox segment and are included within direct operating expense. Our performance evaluation does not include segment assets.

Changes in our Organizational Structure

During the first quarter of 2011, we added a segment, New Ventures, consisting primarily of our Coffee and Chirp businesses, in addition to our existing segments redbox and Coin, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the company. As a result of the new reporting structure, we are in the process of evaluating our goodwill allocation among segments.

Comparability of Segment Results

We have recast prior period results for the following:

•	Discontinued operations, which consist of the Money Transfer Business, which we expect to sell during 2011 and our E-Pay Business, which we sold in May 2010;

•

The addition of our New Ventures segment, which consists primarily of our Coffee and Chirp businesses which were included in our Coin and redbox segments, respectively, prior to the first quarter of 2011; and

•	The allocation of share-based payments made to movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations which consists of our redbox, Coin and New Ventures segments.

Three months ended March 31, 2011	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$362,344	$61,363	$365	$0	$424,072
Direct operating	281,414	33,069	460	130	315,073
Marketing	4,047	1,011	50	9	5,117
Research and development	58	1,785	287	77	2,207
General and administrative	26,004	4,889	2,123	2,646	35,662

Segment operating income (loss)	50,821	20,609	(2,555)	(2,862)	66,013
Less: depreciation and amortization	(27,098)	(7,371)	(175)	0	(34,644)

Operating income (loss)	23,723	13,238	(2,730)	(2,862)	31,369
Other income	0	0	0	40	40
Interest expense, net	0	0	0	(7,306)	(7,306)

Income (loss) from continuing operations before income taxes	$23,723	$13,238	$(2,730)	$(10,128)	$24,103

Three months ended March 31, 2010	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$263,078	$59,918	$126	$0	$323,122
Direct operating	191,975	32,601	274	109	224,959
Marketing	1,832	762	32	4	2,630
Research and development	0	1,373	0	51	1,424
General and administrative	22,970	4,783	1,308	2,461	31,522
Litigation settlement	0	5,379	0	0	5,379

Segment operating income (loss)	46,301	15,020	(1,488)	(2,625)	57,208
Less: depreciation and amortization	(22,121)	(7,059)	(3,500)	0	(32,680)

Operating income (loss)	24,180	7,961	(4,988)	(2,625)	24,528
Other expense	0	0	0	(17)	(17)
Interest expense, net	0	0	0	(9,266)	(9,266)

Income (loss) from continuing operations before income taxes	$24,180	$7,961	$(4,988)	$(11,908)	$15,245

Our redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Three Months Ended
	March 31,
	2011	2010
Wal-Mart Stores Inc.	18.3%	21.2%
Walgreen Co.	15.5%	12.8%
The Kroger Company	11.0%	9.1%

NOTE 11: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	March 31, 2011	December 31, 2010
Revolving line of credit (matures November 2012)	$150,000	$150,000
Convertible debt	174,729	0
Callable convertible debt	0	173,146
redbox rollout agreement	8,980	10,791
Asset retirement obligation	7,917	7,305
Other long-term liabilities	9,063	6,688

	350,689	347,930

Less:
Current portion of callable convertible debt	0	(173,146)
Current portion of redbox rollout agreement	(6,930)	(7,523)

Total long-term debt and other	$343,759	$167,261

Revolving line of credit

Our borrowing from our revolving line of credit remains unchanged from December 31, 2010. The interest rate swap associated with our revolving line of credit expired during the first quarter of 2011. As of March 31, 2011, we were in compliance with all covenants.

Convertible debt

As of March 31, 2011, the carrying value of our convertible debt (the “Notes”) was $174.7 million and the unamortized debt discount was $25.3 million. We recorded $2.0 million in contractual interest expense in the first three months of 2011 and $1.6 million in non-cash interest expense related to the amortization of the debt discount.

The remaining unamortized debt discount to be recognized as non-cash interest expense are $5.0 million in 2011, $7.1 million in 2012, $7.7 million in 2013, and $5.5 million in 2014.

The Notes become convertible when the closing price of our common stock exceeds 130% of the Notes conversion price of $52.38 for more than 20 trading days out of the period of 30 consecutive trading days ending March 31, 2011 (the “Conversion Value Measurement Period”). If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases during the Conversion Value Measurement Period. This conversion event is reset each quarter.

As of December 31, 2010, this early conversion event was satisfied and the Notes became convertible in the first quarter of 2011, however, none of the Note holders submitted requests for conversion. As of March 31, 2011, the early conversion conditions were not met and the convertible debt was reclassified as a long-term liability on our Consolidated Balance Sheets.

In addition, upon becoming convertible on December 31, 2010, a portion of the equity component of the callable convertible debt was considered redeemable and that portion of the equity was reported as temporary equity under debt conversion feature in our Consolidated Balance Sheets. Since the early conversion event was not met on March 31, 2011, the temporary equity was reclassified back to permanent equity.

The following interest expense was recorded related to the Notes (in thousands):

	Three months ended
	March 31,
	2011	2010
Contractual interest expense related to convertible debt	$2,000	$2,000
Amortization of debt discount	1,583	1,459

Total interest expense related to convertible debt	$3,583	$3,459

redbox Rollout Agreement

In November 2006, our redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”). As of March 31, 2011, debt associated with the Rollout Agreement between our redbox subsidiary and McDonald’s USA totaled $9.0 million.

NOTE 12: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

Our interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million expired on March 20, 2011. As of March 31, 2011, we had no interest rate swap agreement outstanding to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. The fair value of the interest rate swap as of December 31, 2010 was a liability of $0.9 million, which was reversed from comprehensive income (loss) and recognized as interest expense in our Consolidated Statements of Net Income during the first quarter of 2011.

The effect of derivative instruments on our Consolidated Statements of Net Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationship	Effective Portion of Derivative Gain Recognized in OCI	Effective Portion of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income and Reclassified into Earnings during the Period
Three Months Ended March 31, 2011
Interest Rate Swap Contracts	$896	$(889)

Three Months Ended March 31, 2010
Interest Rate Swap Contracts	$720	$(1,463)

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at March 31, 2011	Level 1	Level 2	Level 3
Money market fund and certificate of deposit	$6,008	$0	$0
Convertible debt	$0	$(182,724)	$0
Assets held for sale	$0	$0	$33,932

Fair Value at December 31, 2010
Money market fund and certificate of deposit	$41,598	$0	$0
Interest rate swap liability	$0	$(896)	$0
Callable convertible debt	$0	$(180,889)	$0
Assets held for sale	$0	$0	$43,634

We determine fair value for our money market funds and certificate of deposits based on quoted market price. This fair value amount is included in our cash and cash equivalent.

We used a market valuation approach to value our interest rate swap derivative contracts using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigated derivative credit risk by transacting with highly rated counterparties. Our interest rate swap agreement expired on March 22, 2011 and there was no interest rate swap agreement entered into as of March 31, 2011.

We use a market valuation approach to value our convertible debt outstanding using the market rate for similar high-yield debt. The amount disclosed above represents the fair value of our convertible debt based on its stated terms, maturing on September 1, 2014 and an annual interest rate of 4%. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

We use a market valuation approach to estimate the fair value of the Money Transfer Business, which we agreed to sell to Sigue during the third quarter of 2010. We have considered Sigue’s credit risk when estimating the fair value of the associated seller’s note. The estimated fair value in the table excludes the cost to sell of $2.0 million. The decrease in the estimated fair value of $9.7 million was primarily driven by the revised estimate of the excess net working capital we expect to receive upon closing of the transaction. During the first quarter of 2011, the carrying value of the Money Transfer Business decreased by $4.4 million. As a result, we recognized $5.3 million of the loss from the sale of the Money Transfer Business.

There were no changes to our valuation techniques during three months ended March 31, 2011.

NOTE 14: COMMITMENTS AND CONTINGENCIES

Letters of credit

As of March 31, 2011, we had three irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through 2011, are used to collateralize certain obligations to third parties. As of March 31, 2011, no amounts were outstanding under these standby letter of credit agreements.

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

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint is yet to be filed. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period, depending on the complaint, between as early as October 28, 2010 to as late as February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has filed a motion to consolidate the cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, and the Sinibaldi case to the U.S. District Court for the Northern District of California. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures. The amount was recorded within general and administrative on our Consolidated Statements of Net Income and other accrued liabilities on our Consolidated Balance Sheets. In addition to the amount accrued, we estimate additional exposure of $6.0 million exists for which the risk of loss does not meet the probable threshold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item IA of Part II of this Quarterly Report on Form 10-Q and in Item IA of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended March 31, 2011, compared to the quarter and year-to-date periods ended March 31, 2010.

CHANGES TO OUR ORGANIZATIONAL STRUCTURE

During the first quarter of 2011, we added a segment, New Ventures, to reflect changes in how our chief executive officer (“CEO”) manages our businesses and allocates resources. Our New Ventures segment is comprised primarily of our Coffee and Chirp businesses which were included in our Coin and redbox segments, respectively, prior to the first quarter of 2011.

OVERVIEW

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox segment where consumers can rent or purchase movies from self-service kiosks and our Coin segment where consumers can convert their coin to cash or stored value products at coin-counting self-service kiosks. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. Our redbox segment generates revenue primarily through fees charged to rent or purchase a DVD movie, and we pay retailers a percentage of our revenue. Our Coin segment generates revenue primarily through transaction fees from our consumers and product partners. Our New Ventures segment generates revenue primarily through offering products or services to customers in select test markets where we are validating the business concepts.

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

We are focusing on growing our core businesses and the development of innovative new concepts in the automated retail space through organic growth and external investment. We will also continue to expand our use of social media to drive awareness of our offerings and continue to leverage new and innovative ideas to drive demand. In order to support growth, we also expect to continue devoting significant resources for the ongoing development of our infrastructure including information technology systems and technology infrastructure necessary to support our products and services.

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and share-based payments (“segment operating income”), a non-GAAP financial measure. Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment.

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

We also review same store sales which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with high-performing kiosks, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been open for more than 13 months by the end of the reporting period compared to the same locations in the same period of the prior year.

COMPARABILITY OF RESULTS

We have recast prior period results for the following:

•	Discontinued operations, which consist of our Money Transfer Business, which we expect to sell during 2011 and our E-Pay Business, which we sold in May 2010;

•

The addition of our New Ventures segment, which consists primarily of our Coffee and Chirp businesses which was included in our Coin and redbox segments, respectively, prior to the first quarter of 2011; and

•	The allocation of share-based payments made to movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

RESULTS OF OPERATIONS

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments.

Dollars in thousands	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenue	$424,072	$323,122	$100,950	31.2%
Operating income	$31,369	$24,528	$6,841	27.9%
Income from continuing operations	$14,842	$9,239	$5,603	60.6%
Diluted earnings per share	$0.46	$0.30	$0.16	53.3%

Revenue increased $101.0 million or 31% primarily due to new DVD kiosk installations – refer to redbox segment discussion.

Operating income increased $6.8 million or 28% primarily due to the following:

•	Higher revenue as described above;

•	Increased operating income from decreased litigation expense – refer to Coin segment discussion; partially offset by

•	Increased product costs and higher general and administrative expenses – refer to redbox segment discussion.

Income from continuing operations increased $5.6 million or 61% primarily due to the following:

•	Higher operating income as described above;

•	Decreased interest expense related payments made on our revolving credit facility during the third quarter of 2010 – refer to interest expense discussion; partially offset by

•	Increased income tax expense primarily due to higher pretax income – refer to income taxes discussion.

Share-Based Payments

Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. We grant restricted stock to certain movie studios as part of content agreements with our redbox segment. The expense associated with these grants is allocated to our redbox segment and included within direct operating. The expense associated with share-based compensation to our executives, non-employee directors and employees is part of our shared service function and is not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Share-Based Compensation

Dollars in thousands	Three Months Ended March 31,		Change
	2011	2010	$	%
Direct operating	$130	$109	$21	19.3%
Marketing	9	4	5	125.0%
Research and development	77	51	26	51.0%
General and administrative	2,646	2,461	185	7.5%

Total	$2,862	$2,625	$237	9.0%

Our unallocated share-based compensation expense increased $0.2 million or 9% primarily due to an increase in the number of restricted stock awards granted as well as an increase in the fair value of the grants.

Segment Results

Our discussion and analysis that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments. Detailed financial information about our business segments, including significant customer relationships is provided in Note 10: Business Segment in the Notes to Consolidated Financial Statements.

redbox

Dollars in thousands, except rental amounts	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenue	$362,344	$263,078	$99,266	37.7%
Direct operating	281,414	191,975	89,439	46.6%
Marketing	4,047	1,832	2,215	120.9%
Research and development	58	0	58	—
General and administrative	26,004	22,970	3,034	13.2%

Segment operating income	50,821	46,301	4,520	9.8%
Depreciation and amortization	27,098	22,121	4,977	22.5%

Operating income	$23,723	$24,180	$(457)	(1.9)%

Operating income as a percentage of revenue	6.5%	9.2%	(2.6)%
Same store sales growth	15.3%	21.0%
Effect of change in revenue from same store sales growth	$39,150	$30,926	$8,224	26.6%
Number of kiosks	31,800	24,800	7,000	28.2%
Total rentals	164,373,000	120,130,000	44,243,000	36.8%
Net revenue per rental	$2.20	$2.16	$0.04	1.9%

Revenue increased $99.3 million or 38% primarily due to the following:

•	$50.1 million increase from the addition of new kiosk installations; and

•	$45.7 million increase from same store sales growth of 15.3% and a $0.04 increase in net revenue per rental.

Operating income decreased $0.5 million or 2% primarily due to the following:

•	$99.3 million increase in revenue as described above; offset by

•

$89.4 million increase in direct operating expenses primarily related to increased DVD product costs from higher than optimal purchases of December 2010 and January 2011 titles and the addition of new kiosks, as well as, increased revenue share and payment card fees related to revenue growth and increased kiosk field operations due primarily to a higher installed kiosk base;

•	$2.2 million increase in marketing, primarily on demand generation marketing, by means of search engine marketing, promotional email, and affiliate programs;

•	$3.0 million increase in general and administrative expense related primarily to support the growth of the business and strengthen the company’s infrastructure; and

•	$5.0 million increase in depreciation expense primarily due to a larger kiosk base which was partially offset by a $3.2 million charge in 2010 related to the closure of DVDXpress branded kiosks.

Coin
Dollars in thousands, except transaction amounts	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenue	$61,363	$59,918	$1,445	2.4%
Direct operating	33,069	32,601	468	1.4%
Marketing	1,011	762	249	32.7%
Research and development	1,785	1,373	412	30.0%
General and administrative	4,889	4,783	106	2.2%
Litigation	0	5,379	(5,379)	(100.0)%

Segment operating income	20,609	15,020	5,589	37.2%
Depreciation and amortization	7,371	7,059	312	4.4%

Operating income	$13,238	$7,961	$5,277	66.3%

Operating income as a percentage of revenue	21.6%	13.3%	8.3%
Same store sales growth	5.3%	0.5%
Number of Coin kiosks	18,800	19,100	(300)	(1.6)%
Total transactions	16,832,000	17,478,000	(646,000)	(3.7)%
Average transaction size during period	$37.80	$36.80	$1.00	2.7%

Revenue increased $1.4 million or 2% primarily due to the following:

•	An increase in our coin counting transaction fee from 8.9% to 9.8% which took effect for the majority of our coin-counting kiosks within the U.S. during the first quarter of 2010; and

•

Offsetting the higher transaction fee was a decline in total transactions of 646,000 primarily as a result of fewer kiosks, counteracted by an escalation in the average transaction size by $1.00 to $37.80. The combined effect led to an increase in same store sales of 5.3%.

Operating income increased $5.3 million or 66% primarily due to the following:

•	The increase in revenue of $1.4 million as described above;

•

A $0.5 million increase in direct operating expenses, primarily driven by higher revenue share to our retail partners in line with higher revenue along with increased operating costs associated with kiosk field operations driven by such factors as higher fuel costs and leased vehicle expense;

•

A $0.3 million increase in marketing expenses as we launched additional marketing programs including regional billboards, brand ID, and multiple media channels to re-engage our consumers in late 2010 in an effort to increase product awareness and drive sustainable demand;

•	A $0.4 million expansion in research and development expenditures to both enhance our existing products and services and support the ongoing development and design of complementary new product ideas;

•	A decrease of $5.4 million in litigation expenses, driven primarily by the settlement of patent litigation with ScanCoin for $5.4 million expensed during the first quarter of 2010; and

•

Higher depreciation expense of $0.3 million due to allocated costs from our shared service support functions, primarily as a result of investment in infrastructure to support the growth of the overall business.

New Ventures

Dollars in thousands	Three Months Ended March 31,		Change
	2011	2010	$	%
Revenue	$365	$126	$239	189.7%
Direct operating	460	274	186	67.9%
Marketing	50	32	18	56.3%
Research and development	287	0	287	—
General and administrative	2,123	1,308	815	62.3%

Segment operating loss	(2,555)	(1,488)	(1,067)	71.7%
Depreciation and amortization	175	3,500	(3,325)	(95.0)%

Operating loss	$(2,730)	$(4,988)	$2,258	(45.3)%

Revenue increased $0.2 million primarily due to $0.2 million from the addition of two self-service concepts during the fourth quarter of 2010 as well as an increased number of kiosks in the first quarter of 2011 as compared with the first quarter of 2010.

Operating loss decreased $2.3 million primarily due to the following:

•	$0.8 million increase in general and administrative expenses primarily due to payroll related expenses from increased headcount;

•	$0.3 million increase in research and development associated with the new self-service concepts; and

•	$3.3 million decrease in depreciation primarily due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosks.

Interest Expense

Dollars in thousands	Three Months Ended March 31,		Change
	2011	2010	$	%
Cash interest expense	$5,145	$7,187	$(2,042)	(28.4)%
Non-cash interest expense	2,241	2,081	160	7.7%

Total interest expense	$7,386	$9,268	$(1,882)	(20.3)%

The decrease in interest expense was primarily due to the lower debt balance as we paid down our revolving credit facility by $75 million in August 2010, partially offset by the increase of the amortization of non-cash interest expense from our convertible debt discount.

Income Tax Expense

Our effective tax rate from continuing operations was 38.4% and 39.4% in 2011 and 2010, respectively. The decrease in our effective tax rate was attributable to federal and state research and general business credits.

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

Adjusted EBITDA from Continuing Operations

We use the non-GAAP measure of adjusted earnings, before interest, taxes, depreciation, amortization and other, and share-based payments expense from continuing operations (“adjusted EBITDA from continuing operations”) because our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented herein may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures.

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented below:

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Income from continuing operations	$14,842	$9,239
Depreciation, amortization, and other	34,644	32,680
Interest expense, net	7,306	9,266
Income taxes	9,261	6,006
Share-based payments expense(1)	3,040	3,216

Adjusted EBITDA from continuing operations	$69,093	$60,407

(1)	Share-based payments expense includes both non-cash share-based compensation expense as well as share-based payments expense related to DVD arrangements

The increase in our adjusted EBITDA from continuing operations was primarily due to our redbox segment results. The other components of adjusted EBITDA have been discussed previously in the results of operations section above.

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

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Net cash provided by operating activities from continuing operations	$59,995	$59,480
Purchase of property and equipment	(38,472)	(31,517)

Free cash flow from continuing operations	$21,523	$27,963

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

Net Cash from Operating Activities from Continuing Operations

Cash from operating activities from continuing operations increased $0.5 million to $60.0 million during 2011 primarily due to the following:

•	Net income increase by $2.0 million to $8.5 million;

•	Non-cash expenses increase by $7.2 million to $50.5 million; offset by

•	Decrease in change of working capital of $8.7 million to $1 million.

Net Cash from Investing Activities from Continuing Operations

Cash from investing activities from continuing operations increased $9.1 million to $40.6 million during 2011 primarily due to the following:

•	The increase of $7.0 million to a total purchase of $38.5 million on property and equipment for kiosks and corporate infrastructure, particularly information technology; and

•	An equity investment of $2.3 million in a new venture business.

Net Cash from Financing Activities from Continuing Operations

Cash from financing activities from continuing operations increased $67.4 million to $73.1 million during 2011 primarily due to the following:

•	Repurchase of our common stock in the amount of $63.3 million;

•	Increased in Principal payment of our capital lease obligations and other long-term debt by $3.5 million; offset by

•	Cash provided by excess tax benefits related to share-based payments.

Cash

A significant portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. We present three categories of cash on our Consolidated Balance Sheets: cash and cash equivalents, cash in machine or in transit, and cash being processed.

As of March 31, 2011, our cash balance of $137.9 million consisted of cash and cash equivalents immediately available to fund our operations of $23.0 million, cash in machine or in transit of $48.9 million and cash being processed of $66.0 million, which relates to our coin retailer payable liability as recorded in accrued payable to retailers on our Consolidated Balance Sheets.

Long-Term Debt

Long-term debt was comprised of the following:

	Three Months Ended March 31,
Dollars in thousands	2011	2010
Revolving line of credit ($400.0 million capacity, matures November 2012)	$150,000	$150,000
Convertible debt (Face value, matures September 2014)	200,000	200,000

Total debt	$350,000	$350,000

We have outstanding $200 million in aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears in the amount of $4 million on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate on the Notes was 8.5% at the time of issuance. As of March 31, 2011, we were in compliance with all covenants.

Our Notes become convertible when the closing price of our common stock exceeds 130% of the Notes conversion price of $52.38 for more than 20 trading days out of the period of 30 consecutive trading days ending March 31, 2011 (the “Conversion Value Measurement Period”). If the Notes become convertible, should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases during the Conversion Value Measurement Period. This conversion event is reset each quarter.

As of December 31, 2010, this early conversion event was satisfied and the Notes became convertible in the first quarter of 2011, however, none of the Note holders submitted requests for conversion. As of March 31, 2011, the early conversion conditions were not met and the convertible debt was reclassified as long-term liability on our Consolidated Balance Sheets.

Letters of Credit

As of March 31, 2011, we had three irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through October 6, 2011, are used to collateralize certain obligations to third parties. No amounts were outstanding under these standby letter of credit agreements on March 31, 2011.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures. The amount was recorded within “General and administrative” expense on our Consolidated Statements of Net Income and “Other accrued liabilities” on our Consolidated Balance Sheets. In addition to the amount accrued, we estimate additional exposure of $6.0 million exists for which the risk of loss does not meet the probable threshold.

CONTRACTUAL PAYMENT OBLIGATIONS

Other than the incremental purchase commitment of approximately $16.6 million related to our enterprise resource planning project in 2011, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2010 Form 10-K.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the critical accounting policies previously disclosed in our 2010 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2010 Form 10-K.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint is yet to be filed. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period, depending on the complaint, between as early as October 28, 2010 to as late as February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has filed a motion to consolidate the cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, and the Sinibaldi case to the U.S. District Court for the Northern District of California. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Item  1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following our Board of Directors authorization granted in December 2010, and consistent with the terms of our credit facility, we are permitted to repurchase up to (i) $72.5 million of our common stock plus (ii) cash proceeds received after November 20, 2007 from the exercise of stock options by our officers, directors or employees. This authorization allowed us to repurchase up to $11.5 million of our common stock as of March 31, 2011. Repurchased shares become a part of treasury stock.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2011:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
1/1/11 - 1/31/11	343	$42.41	343	$74,694,161
2/1/11 - 2/28/11	708,497	$42.52	708,497	$11,387,910
3/1/11 - 3/31/11	20,913	$45.14	20,913	$11,469,600

	729,753	$42.60	729,753	$11,469,600

(1)	Represents 34,795 shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may be purchased under the programs.

On February 15, 2011, we entered into an accelerated share repurchase (“ASR”) program with Morgan Stanley and paid $50 million in exchange for an initial delivery of 377,660 shares to us. The number of shares to be repurchased is based on the daily volume weighted average price of our common stock during the term of the ASR program, which will conclude in May 2011. See Note 6: Stock Repurchases in the Notes to Consolidated Financial Statements.

Item 6. Exhibits

10.1*	2011 Incentive Compensation Plan for Section 16 Officers

10.2*	Form of Change of Control Agreement. (1)

10.3*	First Amendment to Form of Change of Control Agreement. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio Chief Financial Officer April 28, 2011