Form 10-Q
period 2011-06-30
COINSTAR INC
filed 2011-07-28
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2011
Common Stock, $0.001 par value	30,737,280

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents (Note 4)	$173,528	$183,416
Accounts receivable, net of allowances of $1,193 and $1,131	21,072	25,958
DVD library	118,847	140,324
Deferred income taxes	13,812	13,644
Prepaid expenses and other current assets	19,955	14,736
Assets of business held for sale	0	110,316

Total current assets	347,214	488,394

Property and equipment, net	479,657	444,687
Notes receivable	23,476	0
Deferred income taxes	33,043	59,696
Goodwill and other intangible assets	275,953	277,322
Other long-term assets	12,533	12,612

Total assets	$1,171,876	$1,282,711

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$148,427	$161,551
Accrued payable to retailers	109,266	96,764
Other accrued liabilities	111,123	108,422
Current callable convertible debt	0	173,146
Current portion of long-term debt	6,007	7,523
Current portion of capital lease obligations	12,154	17,233
Liabilities of business held for sale	0	68,662

Total current liabilities	386,977	633,301

Long-term debt and other long-term liabilities	319,704	167,261
Capital lease obligations	11,572	12,173

Total liabilities	718,253	812,735

Commitments and contingencies (Note 15)	0	0
Debt conversion feature	0	26,854

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock, $0.001 par value - 60,000,000 and 45,000,000 authorized; 35,096,458 and 34,813,203 shares issued; 30,724,304 and 31,815,085 shares outstanding	471,540	434,169
Treasury stock	(153,425)	(90,076)
Retained earnings	137,214	101,979
Accumulated comprehensive loss	(1,706)	(2,950)

Total stockholders’ equity	453,623	443,122

Total liabilities and stockholders’ equity	$1,171,876	$1,282,711

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$435,228	$342,356	$859,300	$665,478

Expenses:
Direct operating(1)	292,513	241,796	607,586	466,755
Marketing	7,857	5,934	12,974	8,564
Research and development	2,093	1,805	4,300	3,229
General and administrative	39,057	31,876	74,719	63,398
Depreciation and other (1)	34,805	30,627	68,764	62,428
Amortization of intangible assets	685	985	1,370	1,864
Litigation settlement	0	0	0	5,379

Total expenses	377,010	313,023	769,713	611,617

Operating income	58,218	29,333	89,587	53,861

Other income (expense):
Foreign currency and other, net	(491)	(30)	(451)	(47)
Interest income	112	85	192	87
Interest expense	(6,268)	(9,158)	(13,654)	(18,426)

	(6,647)	(9,103)	(13,913)	(18,386)

Income from continuing operations before income taxes	51,571	20,230	75,674	35,475
Income tax expense	(20,110)	(7,389)	(29,371)	(13,395)

Income from continuing operations	31,461	12,841	46,303	22,080
Income (loss) from discontinued operations, net of tax	(4,722)	526	(11,068)	(2,271)

Net income	$26,739	$13,367	$35,235	$19,809

Basic earnings (loss) per share:
Continuing operations	$1.03	$0.40	$1.50	$0.70
Discontinued operations	(0.15)	0.02	(0.36)	(0.07)

Basic earnings per share	$0.88	$0.42	$1.14	$0.63

Diluted earnings (loss) per share:
Continuing operations	$0.98	$0.39	$1.44	$0.69
Discontinued operations	(0.15)	0.02	(0.34)	(0.07)

Diluted earnings per share	$0.83	$0.41	$1.10	$0.62

Weighted average shares used in basic per share calculations	30,542	31,731	30,803	31,340
Weighted average shares used in diluted per share calculations	32,144	32,938	32,141	32,077

(1) “Direct operating” excludes depreciation and other of $29.7 million and $59.3 million for the three and six months ended June 30, 2011 and $27.3 million and $56.8 million for the three and six months ended June 30, 2010.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total

BALANCE, March 31, 2011	31,370,483	$464,970	$(153,425)	$110,475	$(1,656)	$420,364

Proceeds from exercise of options, net	36,151	1,046	0	0	0	1,046
Adjustments related to tax withholding for share-based compensation	(2,248)	(115)	0	0	0	(115)

Share-based payments expense	(1,004)	5,453	0	0	0	5,453
Tax benefit on share-based compensation expense	0	186	0	0	0	186
Stock repurchase under Accelerated Stock Repurchase (“ASR”) program	(679,078)	0	0	0	0	0
Net income	0	0	0	26,739	0	26,739
Foreign currency translation adj. net of tax benefit of $0	0	0	0	0	(35)	(35)
Loss on short-term investments net of tax benefit of $9	0	0	0	0	(15)	(15)

BALANCE, June 30, 2011	30,724,304	$471,540	$(153,425)	$137,214	$(1,706)	$453,623

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total

BALANCE, December 31, 2010	31,815,085	$434,169	$(90,076)	$101,979	$(2,950)	$443,122

Proceeds from exercise of options, net	47,744	1,402	0	0	0	1,402
Adjustments related to tax withholding for share-based compensation	(37,043)	(1,692)	0	0	0	(1,692)
Share-based payments expense	272,554	8,493	0	0	0	8,493
Tax benefit on share-based compensation expense	0	2,314	0	0	0	2,314
Debt conversion feature	0	26,854	0	0	0	26,854
Repurchases of common stock and ASR program	(1,374,036)	0	(63,349)	0	0	(63,349)
Net income	0	0	0	35,235	0	35,235
Foreign currency translation adj. net of tax expense of $0	0	0	0	0	710	710
Interest rate hedges on long-term debt net of tax expense of $349	0	0	0	0	547	547
Loss on short-term investments net of tax benefit of $8	0	0	0	0	(13)	(13)

BALANCE, June 30, 2011	30,724,304	$471,540	$(153,425)	$137,214	$(1,706)	$453,623

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Operating Activities:
Net income	$26,739	$13,367	$35,235	$19,809
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	34,805	30,627	68,764	62,428
Amortization of intangible assets and deferred financing fees	1,192	1,493	2,385	2,880
Share-based payments expense	5,453	4,570	8,493	7,786
Excess tax benefits on share-based payments	(186)	(5,477)	(2,314)	(6,225)
Deferred income taxes	19,593	5,607	25,949	8,755
Loss (income) from discontinued operations, net of tax	4,722	(526)	11,068	2,271
Non-cash interest on convertible debt	1,626	1,499	3,209	2,958
Other	339	58	477	255
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	(6)	931	4,952	570
DVD library	(24,855)	(148)	21,477	8,199
Prepaid expenses and other current assets	(3,650)	(1,354)	(6,084)	(4,666)
Other assets	(1,156)	76	(566)	999
Accounts payable	23,273	(3,577)	(19,162)	19,353
Accrued payable to retailers	18,588	10,134	12,156	4,226
Other accrued liabilities	5,388	46,896	5,821	34,058

Net cash flows from operating activities from continuing operations	111,865	104,176	171,860	163,656

Investing Activities:
Purchases of property and equipment	(49,405)	(52,822)	(87,877)	(84,339)
Proceeds from sale of property and equipment	175	230	351	267
Proceeds from sale of businesses, net	12,221	26,078	12,221	26,078
Equity investment	0	0	(2,320)	0

Net cash flows from investing activities from continuing operations	(37,009)	(26,514)	(77,625)	(57,994)

Financing Activities:
Principal payments on capital lease obligations and other debt	(4,932)	(10,668)	(17,073)	(19,343)
Net payments on credit facility	(25,000)	0	(25,000)	0
Excess tax benefits related to share-based payments	186	5,477	2,314	6,225
Repurchases of common stock and ASR program	0	0	(63,349)	0
Proceeds from exercise of stock options	1,080	25,023	1,340	27,250

Net cash flows from financing activities from continuing operations	(28,666)	19,832	(101,768)	14,132

Effect of exchange rate changes on cash	(22)	(354)	645	(851)

Increase (decrease) in cash and cash equivalents from continuing operations	46,168	97,140	(6,888)	118,943

Cash flows from discontinued operations:
Operating cash flows	2,952	(2,934)	9,678	(12,872)
Investing cash flows	(13,452)	3,554	(12,678)	5,371
Financing cash flows	0	(145)	0	(166)

	(10,500)	475	(3,000)	(7,667)

Increase (decrease) in cash and cash equivalents	35,668	97,615	(9,888)	111,276
Cash and cash equivalents:
Beginning of period	137,860	159,518	183,416	145,857

End of period	$173,528	$257,133	$173,528	$257,133

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$2,238	$5,079	$9,193	$13,801
Cash paid during the period for income taxes	$3,422	$1,473	$1,928	$1,906
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of computers financed by capital lease obligations	$5,637	$0	$7,971	$0
Purchases of vehicles financed by capital lease obligations	$249	$1,023	$372	$1,635
Purchases of property and equipment included in ending accounts payable	$1,019	$1,294	$6,020	$6,862
Non-cash consideration received from sale of Money Transfer Business	$20,976	$0	$0	$0

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial information included herein has been prepared by Coinstar, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations and cash flows for the periods presented. The financial information as of December 31, 2010, is derived from our 2010 Annual Report on Form 10-K, however, certain amounts in the prior period financial statements have been reclassified to conform to our current period presentation. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements Adopted During 2011

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 in the first quarter of 2011 did not have a material effect on our financial position, results of operation or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” (“ASU 2010-06”). ASU 2010-06 amends the FASB Accounting Standards Codification Subtopic 820-10 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. The disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, and the new disclosures over transfers in and out of Level 1 and Level 2 fair value measurements, and activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 in the first quarter of 2011 resulted in additional disclosures included in Note 14: Fair Value and did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 in the first quarter of 2011 did not have a material effect on our financial position, results of operation or cash flows.

Accounting Pronouncements Not Yet Effective

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 amends and clarifies existing guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”) and requires certain disclosures for TDRs. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. We do not believe our adoption of ASU 2011-02 in the third quarter of 2011 will have a material impact on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 was issued to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of ASU 2011-04 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications

During the second quarter of 2011, we consolidated our cash categories into one line item, Cash and Cash Equivalents, on our Consolidated Balance Sheets to better align with how we manage our company. This reclassification had no effect on our financial position, results of operations or cash flows. See Note 4: Cash and Cash Equivalents for additional details about our cash categories.

NOTE 2: ORGANIZATION AND BUSINESS

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox and Coin segments. Our redbox segment consists of self-service DVD kiosks where consumers can rent or purchase movies and rent video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location count as of June 30, 2011, is as follows:

	Kiosks	Locations
redbox	33,300	27,800
Coin	18,900	18,600

	52,200	46,400

NOTE 3: DISCONTINUED OPERATIONS, SALE OF ASSETS AND ASSETS HELD FOR SALE

Money Transfer Business (the “Money Transfer Business”)

On August 23, 2010, we entered into a stock purchase agreement (the “Sigue SPA”) to sell our subsidiaries comprising our money transfer business to Sigue Corporation (“Sigue”) for $18.0 million in cash and a seller’s note for $23.5 million, adjusted for the amount by which the closing net working capital of the Money Transfer Business exceeded or fell below $9.0 million. In addition, Sigue would pay us an amount equal to the amount outstanding at closing under our revolving credit arrangement (the “Swingline”) with the Money Transfer Business.

On May 31, 2011, we entered into a First Amendment to Stock Purchase Agreement (the “First Amendment”) with Sigue. Under the First Amendment, the seller’s note would be increased by the amount the closing net working capital of the Money Transfer Business exceeded $18.0 million. To the extent that the closing net working capital fell below $17.0 million, the seller’s note would be decreased by such amount. The seller’s note would not be adjusted when the closing net working capital was between $17.0 million and $18.0 million. We also agreed that the closing net working capital would not be less than $16 million. In addition, the First Amendment modified the method Sigue would pay us for the outstanding amount of the Swingline at closing. To the extent that the Swingline at closing was between $6.0 million and $14.0 million, the seller’s note would be increased by $6.0 million and Sigue would pay the remainder of the Swingline balance in cash at closing, up to $14.0 million.

On June 9, 2011, we completed the transaction contemplated by the Sigue SPA and the First Amendment. In addition, we may be required to provide an additional loan to Sigue in the principal amount of up to $5.0 million, under terms consistent with the seller’s note if Sigue is required to meet certain regulatory requirements with respect to available bank deposits within 18 months following the closing of the transaction.

At closing, we received $17.0 million in cash. The deposit of $1.0 million from Sigue during 2010 was applied to the purchase price. In addition, we received $1.5 million in cash from Sigue for the Swingline payment and a seller’s note of $29.5 million, of which $6.0 million was related to the Swingline. During the second quarter of 2011, we recognized an additional loss of $5.7 million from the sale of our Money Transfer Business primarily due to the First Amendment. We estimated the fair value of the seller’s note at approximately $21.0 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of the default risk.

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

Summary Financial Information

The disposition and operating results of the Money Transfer Business and E-Pay Business are presented in discontinued operations in our Consolidated Statements of Net Income for all periods presented. The continuing cash flows from both the Money Transfer Business and the E-Pay Business after disposition are expected to be insignificant.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Net Income:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2011	2010	2011	2010
Revenue:
Money Transfer Business	$24,102	$24,213	$47,716	$45,639
E-Pay Business	0	3,220	0	8,732

	$24,102	$27,433	$47,716	$54,371

Pre-tax gain (loss) from discontinued operations:
Money Transfer Business	$498	$(941)	$654	$(5,448)
E-Pay Business	0	(62)	0	(132)

	$498	$(1,003)	$654	$(5,580)

Gain (loss) on disposal activities:
Money Transfer Business	$(5,732)	$(12,202)	$(11,070)	$(12,202)
E-Pay Business	0	12,184	0	12,184

	$(5,732)	$(18)	$(11,070)	$(18)

Loss from discontinued operations before income tax	$(5,234)	$(1,021)	$(10,416)	$(5,598)
Income tax (expense) benefit	512	1,547	(652)	3,327

Income (loss) from discontinued operations, net of income tax	$(4,722)	$526	$(11,068)	$(2,271)

Amount of goodwill and other intangible assets disposed	$8,037	$9,100	$8,037	$9,100

Included in the income tax expense from discontinued operations for the six months ended June 30, 2011, was $4.1 million relating to the estimated current value of a worthless stock deduction taken in 2009 related to our divestiture of the Entertainment Business, which was sold in the third quarter of 2009.

On June 9, 2011, the disposed assets and liabilities of the Money Transfer Business primarily consisted of the following (in thousands):

Dollars in thousands	June 9, 2011
Cash and cash equivalents	$57,893
Accounts receivable, net	33,185
Other current assets	13,560
Property, plant and equipment, net	4,066
Goodwill, intangible, and other assets	8,162

Total assets	116,866

Accounts payable and payable to agents	65,464
Accrued liabilities	13,062

Total liabilities	78,526

Net assets sold	$38,340

The net assets sold represent the fair value less cost to sell of the Money Transfer Business. The loss on disposal activities recognized during the six months ended June 30, 2011 was allocated to the asset disposal group including property, plant and equipment, net, goodwill, and intangible and other assets.

NOTE 4: CASH AND CASH EQUIVALENTS

Included in our cash and cash equivalents at June 30, 2011 and December 31, 2010 was $80.2 million and $72.5 million that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks, which, prior to this quarter was presented as cash being processed in our Consolidated Balance Sheets.

Our cash equivalents, which consist of money market funds and a certificate of deposit were $30.6 million and $41.6 million at June 30, 2011 and December 31, 2010, respectively.

NOTE 5: PROPERTY AND EQUIPMENT

Dollars in thousands	June 30, 2011	December 31, 2010
Machines	$849,518	$791,014
Computers	84,883	49,603
Office furniture and equipment	4,626	3,845
Vehicles	9,977	10,661
Leasehold improvements	12,374	11,047

Property and equipment, at cost	961,378	866,170
Accumulated depreciation and amortization	(481,721)	(421,483)

Property and equipment, net	$479,657	$444,687

NOTE 6: INTANGIBLE ASSETS

The gross amount of our other intangible assets, which are included within “Goodwill and other intangible assets” in our Consolidated Balance Sheets, and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2011	December 31, 2010
Retailer relationships	5 and 6 years	$13,344	$13,344
Accumulated amortization		(5,834)	(4,606)

		7,510	8,738

Other	5 and 40 years	1,890	1,890
Accumulated amortization		(1,197)	(1,056)

		693	834

Intangible assets, net		$8,203	$9,572

Amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2011	2010	2011	2010
Retailer relationships	$614	$914	$1,229	$1,723
Other	71	71	141	141

Total amortization of intangible assets	$685	$985	$1,370	$1,864

Expected future amortization is as follows:

Dollars in thousands	Retailer Relationships	Other
2011	$1,227	$141
2012	2,457	81
2013	2,250	14
2014	1,432	14
2015	12	14
Thereafter	132	429

Total expected amortization	$7,510	$693

NOTE 7: REPURCHASES OF COMMON STOCK

The following table presents a summary of our stock repurchases during 2011:

Dollars in thousands	Board Authorization	Credit Facility Authorization
Authorized repurchase - as of January 1, 2011	$74,486	$78,301

Proceeds from the exercise of options	1,402	1,402
Repurchase from open market	(13,349)	(13,349)
Repurchase from Accelerated Stock Repurchase Agreement (“ASR Agreement”)	(50,000)	(50,000)

Authorized repurchase - as of June 30, 2011	$12,539	$16,354

Our repurchases will not exceed the lesser of the limit authorized by our Board or under the terms of our new credit facility. Repurchased shares become a part of treasury stock.

Board Authorization

On July 19, 2011, our Board of Directors authorized the additional repurchase of $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our employees, officers, and directors under the equity compensation plan.

Credit Facility

On July 15, 2011, we entered into a Second Amended and Restated Credit Agreement (the “New Credit Facility”), which replaced our prior credit facility. Under the New Credit Facility, we are permitted to repurchase shares of our common stock without limitation, provided that we are in compliance with certain covenants required under the terms of the New Credit Facility. See Note 12: Debt and Other Long-Term Liabilities for additional information about the terms of the New Credit Facility.

Accelerated Stock Repurchase Program

Repurchase amounts in thousands	Shares Delivered	Average Price	Repurchase Amount
Shares received on 2/15/2011 when ASR Agreement was executed	377,660	$47.32	$17,869
Shares received on 5/19/2011 when ASR Agreement was settled	679,078	47.32	32,131

	1,056,738		$50,000

On February 15, 2011, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Morgan Stanley & Co at a notional amount of $50.0 million. The ASR Agreement was settled on May 19, 2011. The total number of shares received under the ASR Agreement was determined based on a discount to the daily volume weighted average price of our common stock over the term of the ASR Agreement.

During the first quarter of 2011, the ASR Agreement was accounted for as an initial treasury stock transaction, and a forward stock purchase contract, which was classified as an equity instrument under the FASB accounting guidance for “Contracts in an Entity’s Own Equity,” and its effect on diluted net income per share, if any, was calculated under the reverse treasury method. As the ASR Agreement was concluded, the additional shares received were recorded as treasury shares resulting in a reduction of shares for our earnings per share calculations.

NOTE 8: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). The 1997 Plan permits the granting of stock options, restricted stock, restricted stock units, and performance based restricted stock. At June 30, 2011, there were 3.1 million shares of unissued common stock reserved for issuance under all the stock plans, of which 2.0 million shares were available for future grants.

Certain information regarding our share-based payments is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based payments expense:
Share-based compensation - stock options	$678	$843	$1,503	$1,746
Share-based compensation - restricted stock	1,664	1,539	3,701	3,346
Share-based payments for DVD arrangements	3,111	2,229	3,289	2,821

Total	$5,453	$4,611	$8,493	$7,913

Deferred tax benefit on share-based payments	$821	$808	$1,830	$1,738

	June 30, 2011
	Unrecognized Share- Based Payments Expense		Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options		$5,204	1.7 years
Share-based compensation - restricted stock		15,706	2.0 years
Share-based payments for DVD arrangements		9,016	3.3 years

Total		$29,926

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options.

•	Stock options are granted only to our executives and non-employee directors.
•	Options granted during 2011 vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted during 2011:

Six Months Ended June 30, 2011
Expected term (in years)	7.3
Expected stock price volatility	42.8%
Risk-free interest rate	2.9%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2011:

Shares in thousands	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2010	1,103	$29.41
Granted	92	45.60
Exercised	(48)	29.39
Cancelled, expired, or forfeited	(43)	30.03

OUTSTANDING, June 30, 2011	1,104	30.72

Certain information regarding stock options outstanding as of June 30, 2011, is as follows (shares and intrinsic value in thousands):

	Options Outstanding	Options Exercisable
Number	1,104	545
Weighted average per share exercise price	$30.72	$28.81
Aggregate intrinsic value	$26,534	$14,380
Weighted average remaining contractual term (in years)	3.6	2.5

Restricted stock awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors, once earned, and vest in equal installment over three years from the date of grant. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period or based on achieving performance conditions.

The following table presents a summary of restricted stock award activity for 2011:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value

NON-VESTED, December 31, 2010	414	$32.82
Granted	307	45.50
Vested	(146)	33.03
Forfeited	(34)	34.96

NON-VESTED, June 30, 2011	541	39.79

Share-Based Payments for DVD Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Net Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During 2010 and 2009, we entered into agreements with SPHE Scan Based Trading Corporation (“Sony”) and Paramount Home Entertainment, Inc. (“Paramount”). Information related to the shares of restricted stock granted as part of these agreements as of June 30, 2011, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	19,335	174,013	3.1 years
Paramount	200,000	20,000	180,000	3.5 years

	393,348	39,335	354,013

NOTE 9: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period.

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average shares used for basic EPS	30,542	31,731	30,803	31,340
Dilutive effect of stock options and other share-based awards	594	580	561	424
Dilutive effect of convertible debt	1,008	627	777	313

Weighted average shares used for diluted EPS	32,144	32,938	32,141	32,077

Stock options and other share-based awards not included in diluted EPS calculation because their effect would be antidilutive	112	26	89	682

Shares related to convertible debt not included in diluted EPS calculation as their effect would be antidilutive	0	0	0	0

NOTE 10: COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended June 30,
Dollars in thousands	2011	2010
Net income	$26,739	$13,367
Net change in cumulative foreign currency translation adjustment, net of tax benefit of $0 and $87	(35)	2,876
Net change in unrealized loss on interest rate cash flow hedges, net of tax expense of $0 and $549	0	857
Net change in unrealized loss on short-term investments, net of tax benefit of $9 and $0	(15)	0

Comprehensive income	$26,689	$17,100

	Six Months Ended June 30,
Dollars in thousands	2011	2010
Net income	$35,235	$19,809
Net change in cumulative foreign currency translation adjustment, net of tax benefit of $0 and $5	710	(1,923)
Net change in unrealized loss on interest rate cash flow hedges, net of tax expense of $349 and $829	547	1,297
Net change in unrealized loss on short-term investments, net of tax benefit of $8 and $0	(13)	0

Comprehensive income	$36,479	$19,183

NOTE 11: BUSINESS SEGMENTS

Management, including our chief operating decision maker, who is our chief executive officer (“CEO”), evaluates the performances of our business segments primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and certain share-based payments (“segment operating income”). Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our DVD arrangements have been allocated to our redbox segment and are included within direct operating expense. Our performance evaluation does not include segment assets.

Changes in our Organizational Structure

During the first quarter of 2011, in addition to our existing segments redbox and Coin, we added a reportable segment, New Ventures, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the company. Our New Ventures segment consists primarily of our Coffee self-service concept and certain other self-service concepts that are under development.

As part of our new reporting structure, during the second quarter of 2011, we completed our evaluation of the reassignment of goodwill to our New Ventures segment by using a relative fair value approach that is similar to the approach used when a portion of a segment is to be disposed. We used both the income and cost methods to estimate the fair value of our New Ventures segment and both the income and market methods to estimate the fair values of our redbox and Coin segments. As a result of our evaluation, we did not assign any goodwill to our New Ventures segment because the amount was immaterial.

During the second quarter of 2011, we exited one of the self-service concepts we were testing, which was included in our New Ventures segment. Based on our materiality assessment, we consider the results of the self-service concept to be immaterial and therefore have elected not to present it as a discontinued operation in our Consolidated Statements of Net Income.

Comparability of Segment Results

We have recast prior period results for the following:

—	The addition of our New Ventures segment, which includes our self-service concepts, were a part of our Coin and redbox segments prior to the first quarter of 2011; and

—

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments.

Three Months Ended June 30, 2011	redbox	Coin	New Ventures	Corporate Unallocated	Total

Revenue	$363,862	$71,065	$301	$0	$435,228
Direct operating	255,105	35,983	1,342	83	292,513
Marketing	6,357	1,258	231	11	7,857
Research and development	4	1,461	550	78	2,093
General and administrative	28,379	5,563	2,945	2,170	39,057

Segment operating income (loss)	74,017	26,800	(4,767)	(2,342)	93,708
Less: depreciation and amortization	(27,360)	(7,451)	(679)	-	(35,490)

Operating income (loss)	46,657	19,349	(5,446)	(2,342)	58,218
Other expense	0	0	0	(491)	(491)
Interest expense, net	0	0	0	(6,156)	(6,156)
Income (loss) from continuing operations

before income taxes	$46,657	$19,349	$(5,446)	$(8,989)	$51,571

Three Months Ended June 30, 2010	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$271,869	$70,362	$125	$0	$342,356
Direct operating	206,787	34,314	245	450	241,796
Marketing	4,435	1,412	83	4	5,934
Research and development	0	1,529	218	58	1,805
General and administrative	23,480	5,064	1,506	1,826	31,876

Segment operating income (loss)	37,167	28,043	(1,927)	(2,338)	60,945
Less: depreciation and amortization	(23,866)	(7,562)	(184)	0	(31,612)

Operating income (loss)	13,301	20,481	(2,111)	(2,338)	29,333
Other expense	0	0	0	(30)	(30)
Interest expense, net	0	0	0	(9,073)	(9,073)
Income (loss) from continuing operations

before income taxes	$13,301	$20,481	$(2,111)	$(11,441)	$20,230

Six Months Ended June 30, 2011	redbox	Coin	New Ventures	Corporate Unallocated	Total

Revenue	$726,206	$132,428	$666	$0	$859,300
Direct operating	536,519	69,052	1,802	213	607,586
Marketing	10,404	2,269	281	20	12,974
Research and development	62	3,246	837	155	4,300
General and administrative	54,383	10,452	5,068	4,816	74,719

Segment operating income (loss)	124,838	47,409	(7,322)	(5,204)	159,721
Less: depreciation and amortization	(54,458)	(14,822)	(854)	0	(70,134)

Operating income (loss)	70,380	32,587	(8,176)	(5,204)	89,587
Other expense	0	0	0	(451)	(451)
Interest expense, net	0	0	0	(13,462)	(13,462)
Income (loss) from continuing operations

before income taxes	$70,380	$32,587	$(8,176)	$(19,117)	$75,674

Six Months Ended June 30, 2010	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$534,947	$130,280	$251	$0	$665,478
Direct operating	398,762	66,915	519	559	466,755
Marketing	6,267	2,174	115	8	8,564
Research and development	0	2,902	218	109	3,229
General and administrative	46,450	9,847	2,814	4,287	63,398
Litigation settlement	0	5,379	0	0	5,379

Segment operating income (loss)	83,468	43,063	(3,415)	(4,963)	118,153
Less: depreciation and amortization	(45,987)	(14,621)	(3,684)	0	(64,292)

Operating income (loss)	37,481	28,442	(7,099)	(4,963)	53,861
Other expense	0	0	0	(47)	(47)
Interest expense, net	0	0	0	(18,339)	(18,339)
Income (loss) from continuing operations

before income taxes	$37,481	$28,442	$(7,099)	$(23,349)	$35,475

Significant Retailer Relationships

Our redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Wal-Mart Stores Inc.	17.3%	19.6%	17.8%	20.4%
Walgreen Co.	15.9%	13.3%	15.7%	13.0%
The Kroger Company	11.4%	10.8%	11.2%	10.0%

NOTE 12: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	June 30, 2011	December 31, 2010
Revolving line of credit (matures November 2012)	$125,000	$150,000
Convertible debt	176,355	173,146
redbox rollout agreement	7,124	10,791
Asset retirement obligation	7,993	7,305
Other long-term liabilities	9,239	6,688

	325,711	347,930

Less:
Current portion of callable convertible debt	0	(173,146)
Current portion of redbox rollout agreement	(6,007)	(7,523)

Total long-term debt and other	$319,704	$167,261

Revolving Line of Credit

The interest rate swap associated with our revolving line of credit expired during the first quarter of 2011. For additional information see Note 13: Derivative Instruments. As of June 30, 2011, we were in compliance with all covenants.

Credit Facility

On July 15, 2011, we entered into a New Credit Facility, providing for a senior secured revolving credit facility and a senior secured term loan facility, which replaced our prior credit facility. The New Credit Facility provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can be comprised of additional term loans and revolving line of credit. On July 15, 2011, we borrowed $175.0 million under the New Credit Facility term loan, a portion of which was utilized to pay down the existing revolver balance of $120.0 million. Fees for the New Credit Facility of $4.1 million will be amortized over the 5-year life of the New Credit Facility. We amortize deferred finance fees on a straight-line basis, which approximates the effective interest method.

The New Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The term loan is subject to mandatory debt repayments of the outstanding amount equal to 5% in the first year, 7.5% in the second year, 10% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. Our obligations under the New Credit Facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (“LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent or the LIBOR Rate plus one percent) (the “Base Rate”), plus the margin determined by our consolidated net leverage ratio. For borrowings made under the LIBOR Rate, the margin ranges from 125 to 200 basis points, while for borrowing made under the Base Rate, the margin ranges from 25 to 100 basis points. However, for the period through the delivery of our certificate of compliance for the quarter ending December 31, 2011, the applicable LIBOR Rate margin will be fixed at 150 basis points and the applicable Base Rate margin will be fixed at 50 basis points.

The New Credit Facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends or common stock repurchases, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the credit agreement requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated net leverage ratio and a minimum interest coverage ratio, as defined in the New Credit Facility. As of June 30, 2011, we were in compliance with covenants under the New Credit Facility.

Convertible Debt (the “Notes”)

The Notes become convertible when the closing price of our common stock exceeds 130% of the Notes conversion price for more than 20 trading days out of the period of 30 consecutive trading days ending June 30, 2011 (the “Conversion Value Measurement Period”). If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases during the Conversion Value Measurement Period. This conversion event is reset each quarter.

As of December 31, 2010, this early conversion event was satisfied and the Notes became convertible in the first quarter of 2011, however, none of the Note holders submitted requests for conversion. In addition, upon becoming convertible, a portion of the equity component of the callable convertible debt was considered redeemable and was reported as temporary equity under debt conversion feature in our Consolidated Balance Sheets at December 31, 2010. Since the early conversion conditions were not met as of June 30, 2011, the temporary equity was reclassified back to permanent equity and the Notes remained classified as a long-term liability on our Consolidated Balance Sheets.

The following interest expense was recorded related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Contractual interest expense	$2,000	$2,000	4,000	$4,000
Amortization of debt discount	1,626	1,499	3,209	2,957

Total interest expense related to the Notes	$3,626	$3,499	7,209	$6,957

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense is as follows (in thousands):

Year	Non-cash Interest Expense
Remainder of 2011	$3,342
2012	7,108
2013	7,712
2014	5,483

Total	$23,645

NOTE 13: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

Our interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million expired on March 20, 2011. As of June 30, 2011, we did not have any interest rate swap agreements outstanding to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility. The fair value of the interest rate swap as of December 31, 2010 was a liability of $0.9 million, which was reversed from comprehensive income (loss) and recognized as interest expense in our Consolidated Statements of Net Income during the first quarter of 2011.

The effect of derivative instruments on our Consolidated Statements of Net Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationship	Effective Portion of Derivative Gain Recognized in OCI	Effective Portion of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income and Reclassified into Earnings during the Period

Three Months Ended June 30, 2011

Interest Rate Swap Contracts	$0	$0

Three Months Ended June 30, 2010

Interest Rate Swap Contracts	$1,408	$(1,445)

Six Months Ended June 30, 2011

Interest Rate Swap Contracts	$896	$(889)

Six Months Ended June 30, 2010

Interest Rate Swap Contracts	$2,128	$(2,908)

NOTE 14: FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, we use a three-tier valuation hierarchy based upon observable and non-observable inputs:

Factors used in determining the fair value of our financial assets and liabilities are summarized into a three-tier valuation hierarchy:

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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at June 30, 2011	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$30,582	$0	$0

Fair Value at December 31, 2010
Money market funds and certificates of deposit	$41,598	$0	$0
Interest rate swap liability	$0	$(896)	$0
Assets held for sale	$0	$0	$43,634

Money Market Funds and Certificates of Deposit

We determine fair value for our money market funds and certificates of deposit based on quoted market prices. The fair value of these assets is included in our cash and cash equivalents on our Consolidated Balance Sheets.

Interest Rate Swap Liability

We used a market valuation approach to value our interest rate swap derivative contracts using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigated derivative credit risk by transacting with highly rated counterparties. Our interest rate swap agreement expired on March 22, 2011.

Assets Held For Sale

We used a market valuation approach to estimate the fair value of the Money Transfer Business, which we sold to Sigue during the second quarter of 2011. The estimated fair value of assets held for sale in the table above excluded the costs to sell of $2.0 million.

There were no changes to our valuation techniques during the six months ended June 30, 2011.

Assets and Liabilities Measured and Reported at Fair Value on a Nonrecurring Basis

Financial instruments not valued on a recurring basis include cash and cash equivalents, accounts and notes receivable, accounts payable, and our revolving line of credit, the fair values of which approximate their carrying values due to the short-term nature of these instruments.

We also measure certain non-financial assets at fair value on a nonrecurring basis, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluation. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

Note Receivable

During the second quarter of 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue. We recorded the note receivable at fair value, we estimated the fair value of the seller’s note at approximately $21.0 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of the default risk. See Note 3: Discontinued Operations, Sale of Assets and Assets Held for Sale for additional information about the sale of our Money Transfer Business.

During the second quarter of 2011, we performed nonrecurring fair value measurements in connection with assigning goodwill to our segments. See Note 11: Business Segments for additional information.

Convertible Debt

We estimate the fair value of our convertible debt outstanding using the market rate for similar high-yield debt. The fair value of our convertible debt was $183.2 million and $180.9 million at June 30, 2011 and December 31, 2010, respectively, and was determined based on its stated terms, maturing on September 1, 2014 and an annual interest rate of 4%. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Letters of credit

As of June 30, 2011, we had three irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through 2011, are used to collateralize certain obligations to third parties. As of June 30, 2011, no amounts were outstanding under these standby letter of credit agreements.

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

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. Our motion to dismiss this complaint was filed on July 15, 2011.

The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. The court has set a trial date for September 9, 2013. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of

Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases, and redbox has moved to dismiss the plaintiffs’ claims. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case subsequently was transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending. Redbox has moved to dismiss each of the three cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures within general and administrative expense on our Consolidated Statements of Net Income and other accrued liabilities on our Consolidated Balance Sheets. In addition to the amount accrued, we estimated additional exposure of $6.0 million existed for which the risk of loss did not meet the probable threshold. Based upon additional information received in July 2011, the $6.0 million is no longer considered to be a possible exposure.

During the second quarter of 2011, we recorded a loss contingency of $4.0 million related to a supply agreement under which we operated during 2011 and 2010. Based on currently available information, our best estimate of the aggregate range of reasonably possible losses is from $0 to $9.0 million. As additional information becomes known, our accrual could fluctuate and impact our results of operations from period to period. If the actual loss significantly exceeds our accrual, it could materially impact our operating results in the period in which the actual loss becomes known.

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

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended June 30, 2011, compared with the quarter and year-to-date periods ended June 30, 2010.

Changes in our Organizational Structure

During the first quarter of 2011, in addition to our existing segments redbox and Coin, we added a reportable segment, New Ventures, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the company. Our New Ventures segment consists primarily of our Coffee self-service concept and certain other self-service concepts that are under development.

As part of our new reporting structure, during the second quarter of 2011, we completed our evaluation of the reassignment of goodwill to our New Ventures segment by using a relative fair value approach that is similar to the approach used when a portion of a segment is to be disposed. We used both the income and cost methods to estimate the fair value of our New Ventures segment and both the income and market methods to estimate the fair values of our redbox and Coin segments. As a result of our evaluation, we did not assign any goodwill to our New Ventures segment because the amount was immaterial.

During the second quarter of 2011, we exited one of the self-service concepts we were testing, which was included in our New Ventures segment. Based on our materiality assessment, we consider the results of the self-service concept to be immaterial and therefore have elected not to present it as a discontinued operation in our Consolidated Statements of Net Income.

Comparability of Segment Results

We have recast prior period results for the following:

•	The addition of our New Ventures segment, which includes our self-service concepts, were a part of our Coin and redbox segments prior to the first quarter of 2011; and

•

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

OVERVIEW

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox segment, where consumers can rent or purchase movies and rent video games from self-service kiosks, and our Coin segment, where consumers can convert their coin to cash or stored value products at self-service coin-counting kiosks. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. Our redbox segment generates revenue primarily through fees charged to rent or purchase a DVD movie or game, and we pay retailers a percentage of our revenue. Our Coin segment generates revenue primarily through transaction fees from our consumers and product partners and we pay retailers a percentage of our revenue. Our New Ventures segment generates revenue primarily through offering products or services to customers in select test markets where we are validating the business concepts.

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

We are focusing on growing our core businesses and developing innovative new concepts in the automated retail space through organic growth and external investment. We will also continue to expand our use of social media to drive awareness of our offerings and continue to leverage new and innovative ideas to drive demand. In order to support growth, we also expect to continue devoting significant resources for the ongoing development of our infrastructure, including information technology systems and technology infrastructure necessary to support our products and services.

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and share-based payments (“segment operating income”). Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.

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

We also review same store sales which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with high-performing kiosks, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been open for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year.

RESULTS OF OPERATIONS

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations.

	Three Months Ended				Six Months Ended

Dollars in thousands	June 30,		Change		June 30,		Change

	2011	2010	$	%	2011	2010	$	%

Revenue	$435,228	$342,356	$92,872	27.1%	$859,300	$665,478	$193,822	29.1%

Operating income	$58,218	$29,333	$28,885	98.5%	$89,587	$53,861	$35,726	66.3%

Income from continuing operations	$31,461	$12,841	$18,620	145.0%	$46,303	$22,080	$24,223	109.7%

Diluted earnings per share from continuing operations	$0.98	$0.39	$0.59	151.3%	$1.44	$0.69	$0.75	108.7%

Revenue increased $92.9 million, or 27.1%, during the second quarter and $193.8 million, or 29.1%, year-to-date primarily due to new DVD kiosk installations and same store sales growth in our redbox segment - refer to the redbox segment discussion.

Operating income increased $28.9 million, or 98.5%, during the second quarter and $35.7 million, or 66.3%, year-to-date primarily due to our redbox segment, where revenue growth was partially offset by increased product costs - refer to the redbox segment discussion.

Income from continuing operations increased $18.6 million, or 145.0%, during the second quarter and $24.2 million, or 109.7%, year-to-date primarily due to the following:

•	Higher operating income in our redbox segment as described above; and

•	Decreased interest expense related to principal payments made on our revolving credit facility during the third quarter of 2010 – refer to interest expense discussion; partially offset by

•	Increased income tax expense primarily due to higher pretax income – refer to income tax discussion.

Share-Based Payments

Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. We also granted restricted stock to certain movie studios as part of content agreements with our redbox segment. The expense associated with these grants is allocated to our redbox segment and included within direct operating expense. The expense associated with share-based compensation to our executives, non-employee directors and employees is part of our shared service function and is not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Unallocated Share-Based Compensation

	Three Months Ended				Six Months Ended

Dollars in thousands	June 30,		Change		June 30,		Change

	2011	2010	$	%	2011	2010	$	%

Direct operating	$83	$450	$(367)	(81.6)%	$213	$559	$(346)	(61.9)%

Marketing	11	4	7	175.0%	20	8	12	150.0%

Research and development	78	58	20	34.5%	155	109	46	42.2%

General and administrative	2,170	1,826	344	18.8%	4,816	4,287	529	12.3%

Total	$2,342	$2,338	$4	0.2%	$5,204	$4,963	$241	4.9%

Our year-to-date unallocated share-based compensation expense increased $0.2 million, or 4.9%, primarily due to an increase in the number of restricted stock awards granted, as well as an increase in the fair value of the grants.

Segment Results

Our discussion and analysis that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments. Detailed financial information about our business segments, including significant customer relationships, is provided in Note 11: Business Segments in the Notes to Consolidated Financial Statements.

redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except rental amounts	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenue	$363,862	$271,869	$91,993	33.8%	$726,206	$534,947	$191,259	35.8%
Direct operating	255,105	206,787	48,318	23.4%	536,519	398,762	137,757	34.5%
Marketing	6,357	4,435	1,922	43.3%	10,404	6,267	4,137	66.0%
Research and development	4	0	4	0.0%	62	0	62	0.0%
General and administrative	28,379	23,480	4,899	20.9%	54,383	46,450	7,933	17.1%

Segment operating income	74,017	37,167	36,850	99.1%	124,838	83,468	41,370	49.6%
Depreciation and amortization	27,360	23,866	3,494	14.6%	54,458	45,987	8,471	18.4%

Operating income	$46,657	$13,301	$33,356	250.8%	$70,380	$37,481	$32,899	87.8%

Operating income as a percentage of revenue	12.8%	4.9%			9.7%	7.0%
Same store sales growth	16.6%	3.5%			16.0%	11.1%
Effect of change in revenue from same store sales growth	$43,946	$6,512	$37,434	574.8%	$83,096	$37,437	$45,659	122.0%
Ending number of kiosks	33,300	26,900	6,400	23.8%	33,300	26,900	6,400	23.8%
Total rentals (in thousands)	166,890	123,118	43,772	35.6%	331,263	243,248	88,015	36.2%
Net revenue per rental	$2.18	$2.17	$0.01	0.4%	$2.19	$2.17	$0.02	0.9%

Three months ended June 30, 2011 compared with three months ended June 30, 2010:

Revenue increased $92.0 million, or 33.8%, primarily due to the following:

•	$48.1 million increase from the addition of new kiosk installations; and

•	$43.9 million increase from same store sales growth of 16.6%.

Operating income increased $33.4 million, or 250.8%, primarily due to leveraging in all major expenses as a percent of revenue. Our revenue growth of $92.0 million, or 33.8%, exceeded our $48.3 million, or 23.4%, growth in direct operating expenses, which as a percentage of revenue, decreased 6.0 percentage points from 76.1% during 2010 to 70.1% during 2011. The components of the operating income increase are as follows:

•	$92.0 million increase in revenue as described above; partially offset by

•

$48.3 million increase in direct operating expenses primarily related to increased DVD product costs from the addition of new kiosks, as well as increased revenue share and payment card fees related to the revenue growth and increased kiosk field operations due primarily to a higher installed kiosk base. Our overall DVD library balance has decreased since December 2010 due to the amortization of the higher than optimal purchases of December 2010 and January 2011 titles. We continue to see reductions in the servicing costs per kiosk as we better leverage our existing field resources over a higher installed kiosk base;

•

$4.9 million increase in general and administrative expense related primarily to supporting overall business growth and the strengthening of our infrastructure. We continue to leverage our general and administrative expense as it decreased as a percent of revenue 0.8 percentage points from 8.6% in 2010 to 7.8% in 2011; and

•

$3.5 million increase in depreciation and amortization expense primarily due to a larger installed kiosk base and continued build-out of our technology infrastructure, partially offset by a $2.4 million charge in 2010 related to the closure of DVDXpress branded kiosks.

Six months ended June 30, 2011 compared with six months ended June 30, 2010:

Revenue increased $191.3 million, or 35.8%, primarily due to the following:

•	$98.2 million increase from the addition of new kiosk installations; and

•	$89.6 million increase from same store sales growth of 16.0% and a $0.02 increase in net revenue per rental.

Operating income increased $32.9 million, or 87.8%, primarily due to the following:

•	$191.3 million increase in revenue as described above; partially offset by

•

$137.8 million increase in direct operating expenses primarily related to increased DVD product costs from higher than optimal purchases of December 2010 and January 2011 titles and the addition of new kiosks, as well as increased revenue share and payment card fees related to revenue growth and increased kiosk field operations due primarily to a higher installed kiosk base. Our overall DVD library balance has decreased since December 2010 due to the amortization of the higher than optimal purchases of December 2010 and January 2011 titles;

•

$8.5 million increase in depreciation and amortization expense primarily due to a larger installed kiosk base and continued build-out of our technology infrastructure, partially offset by a $5.6 million charge in 2010 related to the closure of DVDXpress branded kiosks;

•

$7.9 million increase in general and administrative expense related primarily to supporting overall business growth and strengthening of our infrastructure. Due to better leveraging of our general and administrative expense, it decreased as a percent of revenue by 1.2 percentage points from 8.7% in 2010 to 7.5% in 2011; and

•	$4.1 million increase in marketing, primarily on-demand generation marketing by means of search engine marketing, promotional email, and affiliate programs, as well as additional studio marketing.

Coin

	Three Months Ended				Six Months Ended
Dollars in thousands, except transaction amounts	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenue	$71,065	$70,362	$703	1.0%	$132,428	$130,280	$2,148	1.6%
Direct operating	35,983	34,314	1,669	4.9%	69,052	66,915	2,137	3.2%
Marketing	1,258	1,412	(154)	(10.9)%	2,269	2,174	95	4.4%
Research and development	1,461	1,529	(68)	(4.4)%	3,246	2,902	344	11.9%
General and administrative	5,563	5,064	499	9.9%	10,452	9,847	605	6.1%
Litigation	0	0	0	0.0%	0	5,379	(5,379)	0.0%

Segment operating income	26,800	28,043	(1,243)	(4.4)%	47,409	43,063	4,346	10.1%
Depreciation and amortization	7,451	7,562	(111)	(1.5)%	14,822	14,621	201	1.4%

Operating income	$19,349	$20,481	$(1,132)	(5.5)%	$32,587	$28,442	$4,145	14.6%

Operating income as a percentage of revenue	27.2%	29.1%			24.6%	21.8%
Same store sales growth	1.8%	7.9%			3.3%	4.2%
Ending number of kiosks	18,900	19,000	(100)	(0.5)%	18,900	19,000	(100)	(0.5)%
Total transactions (in thousands)	19,205	19,623	(418)	(2.1)%	36,037	37,101	(1,064)	(2.9)%
Average transaction size	$38.40	$37.10	$1.30	3.5%	$38.10	$37.00	$1.10	3.0%

Three months ended June 30, 2011 compared with three months ended June 30, 2010:

Revenue increased $0.7 million, or 1.0%, primarily due to a $1.30 increase in the average transaction size to $38.40, offset by a decline in total transactions of 418,000. Same store sales during the period increased by 1.8%.

Operating income decreased $1.1 million, or 5.5%, primarily due to the following:

•

$1.7 million increase in direct operating expenses, primarily driven by higher revenue share to our retail partners as a result of both higher revenue and increases in certain revenue share rates as we renewed long-term contracts with key retailers along with higher operating costs associated with kiosk field operations driven by such factors as higher fuel costs and leased vehicle expense, partially offset by lower coin processing expense as a result of a credit received for previously-processed mutilated coin in 2011 and lower allocated expenses from our shared service support function as a result of reduced customer service costs related to the Coin segment; and

•

$0.5 million increase in general and administrative expenses primarily due to the increase in allocated costs from our shared service support functions resulting from increased expenses to support overall business growth and increased data center costs; partially offset by

•	$0.7 million increase in revenue as described above.

Six months ended June 30, 2011 compared with six months ended June 30, 2010:

Revenue increased $2.1 million, or 1.6%, primarily due to the following:

•	An increase in our coin counting transaction fee from 8.9% to 9.8%, which took effect for the majority of our coin-counting kiosks within the U.S. during the first quarter of 2010; and

•	A $1.10 increase in the average transaction size to $38.10, partially offset by a 1,064,000 decline in total transactions. Same store sales increased by 3.3%.

Operating income increased $4.1 million, or 14.6%, primarily due to the following:

•	$5.4 million decrease in litigation expenses, driven primarily by the settlement of patent litigation with ScanCoin for $5.4 million, which was expensed during the first quarter of 2010; and

•	$2.1 million increase in revenue as described above; partially offset by

•

$2.1 million increase in direct operating expenses, primarily driven by higher revenue share to our retail partners as a result of both higher revenue and increases in certain revenue share rates as we renewed long-term contracts with key retailers along with higher operating costs associated with kiosk field operations driven by such factors as higher fuel costs and leased vehicle expense, partially offset by lower coin processing expense as a result of a credit received in 2011 for previously-processed mutilated coin and lower allocated expenses from our shared service support function as a result of reduced customer service costs related to the Coin segment;

•

$0.6 million increase in general and administrative expenses primarily due to the increase in allocated costs from our shared service support functions resulting from increased expenses to support overall business growth and increased data center costs; and

•	$0.3 million increase in research and development expenditures to both enhance our existing products and services and support the ongoing development and design of complementary new product ideas.

New Ventures

	Three Months Ended				Six Months Ended

Dollars in thousands	June 30,		Change		June 30,		Change

	2011	2010	$	%	2011	2010	$	%
Revenue	$301	$125	$176	140.8%	$666	$251	$415	165.3%
Direct operating	1,342	245	1,097	447.8%	1,802	519	1,283	247.2%
Marketing	231	83	148	178.7%	281	115	166	144.3%
Research and development	550	218	332	152.3%	837	218	619	283.9%
General and administrative	2,945	1,506	1,439	95.6%	5,068	2,814	2,254	80.1%

Segment operating loss	(4,767)	(1,927)	(2,840)	147.4%	(7,322)	(3,415)	(3,907)	114.4%
Depreciation and amortization	679	184	495	269.0%	854	3,684	(2,830)	(76.8)%

Operating loss	$(5,446)	$(2,111)	$(3,335)	158.0%	$(8,176)	$(7,099)	$(1,077)	15.2%

The increase in revenue during the second quarter and year-to-date is primarily due to the addition of self-service concepts as well as an increased number of kiosks for existing concepts.

Operating loss increased $3.3 million, or 158.0%, during the second quarter primarily due to the following:

•

$1.4 million increase in general and administrative expense primarily due to $0.5 million of costs associated with exiting one of our self-service concept test programs as well as a $0.5 million increase in payroll related expenses from increased headcount to grow existing self-service concepts as well as starting up new self-service concepts;

•

$1.1 million increase in direct operating expense due to a $0.7 million charge for purchases of additional prototype kiosks, which are expensed as acquired during the piloting phase, as well as the addition of self-service concepts to test markets;

•

$0.5 million increase in depreciation and amortization expense driven by a $0.6 million charge related to the early retirement of kiosks associated with exiting one of our self-service concept test programs; and

•	$0.3 million increase in research and development expenditures associated with the design of new self-service concepts.

Operating loss increased $1.1 million, or 15.2%, year-to-date primarily due to the following:

•

$2.3 million increase in general and administrative expense primarily due to a $0.5 million charge associated with exiting one of our self-service concept test programs, a $0.9 million increase in payroll related expenses from increased headcount to grow existing self-service concepts as well as starting up new concepts; and a $0.4 million increase due to the increase in allocated costs from our shared service support functions;

•

$0.9 million increase in direct operating expense due to a $0.7 million charge for purchases of additional prototype kiosks, which are expensed as acquired during the piloting phase, as well as the addition of self-service concepts to test markets;

•	$0.6 million increase in research and development expenditures associated with the design of new self-service concepts; offset by

•

$2.8 million decrease in depreciation and amortization expense primarily due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosk, offset by a $0.6 million charge in 2011 related to the early retirement of kiosks associated with exiting one of our self-service concept test programs.

Interest Expense

	Three Months Ended				Six Months Ended

Dollars in thousands	June 30,		Change		June 30,		Change
	2011	2010	$	%	2011	2010	$	%
Cash interest expense	$3,994	$7,023	$(3,029)	(43.1)%	$9,138	$14,210	$(5,072)	(35.7)%
Non-cash interest expense	2,274	2,135	139	6.5%	4,516	4,216	300	7.1%

Total interest expense	$6,268	$9,158	$(2,890)	(31.6)%	$13,654	$18,426	$(4,772)	(25.9)%

The decrease in interest expense during the second quarter and year-to-date was primarily due to lower average debt balances as a result of a $100.0 million reduction on our revolving credit facility between the second quarter of 2010 and the second quarter of 2011; partially offset by increased amortization of non-cash interest expense from our convertible debt discount.

Income Tax Expense

Our effective tax rate from continuing operations was 38.8% and 37.8% in 2011 and 2010, respectively. The increase in our effective tax rate was attributable primarily to additional state income taxes offset by federal and state research and general business credits.

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

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented below:

	Three Months Ended		Six Months Ended
Dollars in thousands	2011	2010	2011	2010
Income from continuing operations	$31,461	$12,841	$46,303	$22,080
Depreciation, amortization, and other	35,490	31,612	70,134	64,292
Interest expense, net	6,156	9,073	13,462	18,339
Income taxes	20,110	7,389	29,371	13,395
Share-based payment expense(1)	5,453	4,568	8,493	7,786

Adjusted EBITDA from continuing operations	$98,670	$65,483	$167,763	$125,892

(1)

Share-based payment expense includes both non-cash share-based compensation expense for executives, non-employee directors and employees as well as share-based payment expense related to DVD arrangements.

The increases in our adjusted EBITDA from continuing operations were primarily due to improvements in our redbox segment results. The other components of adjusted EBITDA have been discussed previously in the results of operations section above.

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

	Three Months Ended		Six Months Ended

	June 30,		June 30,
Dollars in thousands	2011	2010	2011	2010
Net cash provided by operating activities from continuing operations	$111,865	$104,176	$171,860	$163,656
Purchase of property and equipment	(49,405)	(52,822)	(87,877)	(84,339)

Free cash flow from continuing operations	$62,460	$51,354	$83,983	$79,317

An analysis of our net cash provided by operating activities and used in investing activities from continuing operations is provided below.

LIQUIDITY AND CAPITAL RESOURCES

We believe our existing cash, cash equivalents and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase installations beyond planned levels or if coin-counting kiosk or DVD kiosk volumes generated are lower than historical levels, our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable machines, the type and scope of service enhancements and the cost of developing potential new product service offerings and enhancements and cash required to fund future acquisitions.

Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased by $8.2 million during the first six months of 2011 primarily due to the following:

•	$15.4 million increase in net income to $35.2 million primarily due to increased operating income in our redbox segment; and

•

$36.9 million increase in non-cash expenses to $118.0 million primarily due to increased depreciation on kiosks, higher deferred income taxes, and increased losses from discontinued operations; offset by

•	$44.1 million decrease working capital changes to $18.6 million primarily due to the pay down of accounts payable and accrued liabilities; partially offset by lower purchases for our DVD library.

Cash from Investing Activities from Continuing Operations

We used $77.6 million of net cash in our investing activities from continuing operations during the first six months of 2011 primarily due to the following:

•	$87.9 million used for purchases of property and equipment for kiosks and corporate infrastructure, particularly information technology;

•	$2.3 million used for equity investments in a New Venture business; partially offset by

•	$12.2 million of cash proceeds from the sale of our Money Transfer Business.

Cash from Financing Activities from Continuing Operations

We used $101.8 million of net cash in our financing activities from continuing operations during the first six months of 2011 primarily due to the following:

•	$63.3 million used to repurchase common stock, including the settlement of our accelerated stock repurchase program;

•	$25.0 million used to reduce our borrowings on our credit facility; and

•	$17.1 million used for principal payments on our capital lease obligations and other long-term debt.

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. Previously, we provided three categories – (i) cash and cash equivalents, (ii) cash in machine or in transit, and (iii) cash in process, when presenting our cash in the Consolidated Balance Sheets. As a result of the growth in our redbox business, the percentage of our Coin business, relative to the overall business has decreased. We believe the previous presentation of cash, which focused more on our Coin business, became less relevant.

As of June 30, 2011, our cash and cash equivalent balance was $173.5 million, of which $80.2 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was $93.3 million and included bank balances and cash equivalents that are immediately available for use to support our daily liquidity needs. In addition, a portion of our cash and cash equivalent balance consists of coins in our Coin kiosks or in-transit to coin processing facilities that is not immediately available for use.

Long-Term Debt

Long-term debt was comprised of the following:

Dollars in thousands	June 30, 2011	December 31, 2010
Revolving line of credit	$125,000	$150,000
Convertible debt (Face value, matures September 2014)	200,000	200,000

Total debt	$325,000	$350,000

On July 15, 2011, we entered into a new credit facility, which replaced our prior credit facility. The new credit facility provides for a 5-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The interest rate on the new credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The new credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. The new credit facility contains certain financial covenants, ratios and tests. See Note 12: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

We have outstanding $200.0 million in aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears in the amount of $4 million on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate on the Notes was 8.5% at the time of issuance. As of June 30, 2011, we were in compliance with all covenants.

Our Notes become convertible when the closing price of our common stock exceeds 130% of the Notes’ conversion price for more than 20 trading days out of the period of 30 consecutive trading days ending June 30, 2011 (the “Conversion Value Measurement Period”). If the Notes become convertible, and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases during the Conversion Value Measurement Period. This conversion event is reset each quarter.

As of December 31, 2010, this early conversion event was satisfied and the Notes became convertible in the first quarter of 2011, and, accordingly, as of December 31, 2010, the Notes were classified as current on our Consolidated Balance Sheets. However, none of the Note holders submitted requests for conversion. As of June 30, 2011, the early conversion conditions were not met and, accordingly, the Notes were reported as a long-term liability on our Consolidated Balance Sheets.

Letters of Credit

As of June 30, 2011, we had three irrevocable standby letters of credit that totaled $4.6 million. These standby letters of credit, which expire at various times through October 6, 2011, are used to collateralize certain obligations to third parties. No amounts were outstanding under these standby letter of credit agreements on June 30, 2011.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures within general and administrative expense on our Consolidated Statements of Net Income and other accrued liabilities on our Consolidated Balance Sheets. In addition to the amount accrued, we estimated additional exposure of $6.0 million existed for which the risk of loss did not meet the probable threshold. Based upon additional information received in July 2011, the $6.0 million is no longer considered to be a possible exposure.

During the second quarter of 2011, we recorded a loss contingency of $4.0 million related to a supply agreement under which we operated during 2011 and 2010. Based on currently available information, our best estimate of the aggregate range of reasonably possible losses is from $0 to $9.0 million. As additional information becomes known, our accrual could fluctuate and impact our results of operations from period to period. If the actual loss significantly exceeds our accrual, it could materially impact our operating results in the period in which the actual loss becomes known.

CONTRACTUAL PAYMENT OBLIGATIONS

Other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2010 Form 10-K:

•

An incremental purchase commitment of approximately $30.0 million related to our enterprise resource planning project in 2011, of which approximately $11.0 million has been incurred and capitalized during 2011; and

•	A reclassification on our Consolidated Balance Sheets of $173.1 million of convertible debt from current liabilities at December 31, 2010 to long-term liabilities at June 30, 2011.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. Our motion to dismiss this complaint was filed on July 15, 2011. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. The court has set a trial date for September 9, 2013. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases, and redbox has moved to dismiss the plaintiffs’ claims. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case subsequently was transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending. Redbox has moved to dismiss each of the three cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual had been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Item 1A. Risk Factors

Due to the sale of the Money Transfer Business, risk factors previously disclosed related to the Money Transfer Business are no longer relevant. Except as listed below, there have been no other material changes from risk factors previously disclosed in our 2010 10-K.

We have substantial indebtedness

As of June 30, 2011, $125.0 million and $176.4 million was recorded on our Consolidated Balance Sheets for our new term loan and revolving credit facility (the “New Credit Facility”) and convertible debt agreements, respectively. We may generally prepay amounts borrowed under the New Credit Facility without premium or penalty (other than LIBOR breakage costs on the term loan). The New Credit Facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the New Credit Facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

This New Credit Facility may limit our ability to obtain future financings or may negatively impact our business, financial condition, results of operations and growth. Due to substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the New Credit Facility contains negative covenants and restrictions relating to such things as certain stock repurchases, liens, investments, capital expenditures, other indebtedness, payments of dividends, and fundamental changes or dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the New Credit Facility requires that we meet certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, all as defined in the New Credit Facility. If the financial covenants are not met or any other event of default occurs under the New Credit Facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies.

Payment of increased fees to retailers or other third party service providers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on DVD and coin-counting products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, e-payment capabilities, long-term, non-cancelable contracts, installation of our machines and equipment in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business. In addition, we accept payment for DVD and game rentals through debit and credit card transactions. For these payments, we pay interchange and other fees, which may increase over time. Further, because redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. If interchange or other fees increase, it would raise our operating costs and lower our profit margins or require that we charge our customers more for our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Following our Board of Directors authorization granted in December 2010, and consistent with the terms of our credit facility, we were previously permitted to repurchase up to (i) $72.5 million of our common stock plus (ii) cash proceeds received after November 20, 2007 from the exercise of stock options by our officers, directors or employees. This authorization allowed us to repurchase up to $12.5 million of our common stock as of June 30, 2011. Repurchased shares become a part of treasury stock. On July 19, 2011, our Board of Directors authorized the additional repurchase of $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our employees, officers, and directors under an equity compensation plan. See Note 7: Repurchases of Common Stock in the Notes to Consolidated Financial Statements . On July 15, 2011, we entered into a Second Amended and Restated Credit Agreement (the “New Credit Facility”), which replaced our prior credit facility. Under the New Credit Facility, we are permitted to repurchase shares of our common stock without limitation provided that we are in compliance with certain covenants required under the terms of the New Credit Facility. See Note 12: Debt and Other Long-Term Liabilities in the Notes to Consolidated Financial Statements for additional information.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2011:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs

4/1/11 - 4/30/11	1,109	$49.22	1,109	$11,599,979
5/1/11 - 5/31/11	811	$52.83	811	$12,433,856
6/1/11 - 6/30/11	328	$53.14	328	$12,540,704

	2,248	$51.09	2,248	$12,540,704

(1) Represents shares tendered for tax withholding on vesting of restricted stock awards.

     None of these transactions are included against the dollar value of shares that may be purchased under the programs.

Item 6. Exhibits

10.1*	Coinstar, Inc. 2011 Incentive Plan (1)

10.2

First Amendment to Stock Purchase Agreement dated as of May 31, 2011, by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings Inc., Coinstar UK Holdings Limited, and Sigue Corporation. (2)

10.3*	Letter Agreement between Coinstar, Inc. and Timothy Hale dated April 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 25, 2011 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K filed on June 2, 2011 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio
Chief Financial Officer
July 28, 2011