Form 10-Q
period 2011-09-30
COINSTAR INC
filed 2011-10-27
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2011
Common Stock, $0.001 par value	30,776,459

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents (Note 4)	$255,300	$183,416
Accounts receivable, net of allowances of $1,160 and $1,131	22,276	25,958
DVD library	122,209	140,324
Deferred income taxes	17,256	13,644
Prepaid expenses and other current assets	15,930	14,736
Assets of business held for sale	-	110,316

Total current assets	432,971	488,394

Property and equipment, net	489,221	444,687
Notes receivable	24,397	-
Deferred income taxes	11,597	59,696
Goodwill and other intangible assets	275,268	277,322
Other long-term assets	16,347	12,612

Total assets	$1,249,801	$1,282,711

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$143,203	$161,551
Accrued payable to retailers	97,300	96,764
Other accrued liabilities	119,738	108,422
Current callable convertible debt	-	173,146
Current portion of long-term debt	14,485	7,523
Current portion of capital lease obligations	12,227	17,233
Liabilities of business held for sale	-	68,662

Total current liabilities	386,953	633,301

Long-term debt and other long-term liabilities	360,934	167,276
Capital lease obligations	10,288	12,158

Total liabilities	758,175	812,735

Commitments and contingencies (Note 15)	-	-
Debt conversion feature	-	26,854

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value - 60,000,000 and 45,000,000 authorized; 35,125,093 and 34,813,203 shares issued; 30,752,939 and 31,815,085 shares outstanding	473,249	434,169
Treasury stock	(153,425)	(90,076)
Retained earnings	174,340	101,979
Accumulated comprehensive loss	(2,538)	(2,950)

Total stockholders’ equity	491,626	443,122

Total liabilities and stockholders’ equity	$1,249,801	$1,282,711

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$465,617	$380,187	$1,324,917	$1,045,665

Expenses:
Direct operating(1)	310,101	255,449	917,687	722,204
Marketing	7,723	7,811	20,697	16,375
Research and development	3,239	1,699	7,539	4,928
General and administrative	40,076	37,655	114,795	101,053
Depreciation and other (1)	38,154	30,626	106,918	93,054
Amortization of intangible assets	685	756	2,055	2,620
Litigation settlement	-	-	-	5,379

Total expenses	399,978	333,996	1,169,691	945,613

Operating income	65,639	46,191	155,226	100,052

Other income (expense):
Foreign currency and other, net	(553)	(130)	(1,004)	(177)
Interest income	1,008	48	1,200	135
Interest expense	(6,424)	(8,741)	(20,078)	(27,167)

	(5,969)	(8,823)	(19,882)	(27,209)

Income from continuing operations before income taxes	59,670	37,368	135,344	72,843
Income tax expense	(22,544)	(15,969)	(51,915)	(29,364)

Income from continuing operations	37,126	21,399	83,429	43,479
Loss from discontinued operations, net of tax	-	(1,894)	(11,068)	(4,165)

Net income	$37,126	$19,505	$72,361	$39,314

Basic earnings (loss) per share:
Continuing operations	$1.23	$0.68	$2.72	$1.38
Discontinued operations	-	(0.06)	(0.36)	(0.13)

Basic earnings per share	$1.23	$0.62	$2.36	$1.25

Diluted earnings (loss) per share:
Continuing operations	$1.18	$0.66	$2.61	$1.35
Discontinued operations	-	(0.06)	(0.35)	(0.13)

Diluted earnings per share	$1.18	$0.60	$2.26	$1.22

Weighted average shares used in basic per share calculations	30,224	31,411	30,608	31,364
Weighted average shares used in diluted per share calculations	31,596	32,382	31,957	32,179

(1) “Direct operating” excludes depreciation and other of $30.1 million and $89.4 million for the three and nine months ended September 30, 2011 and $26.7 million and $83.5 million for the three and nine months ended September 30, 2010.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total

BALANCE, June 30, 2011	30,724,304	$471,540	$(153,425)	$137,214	$(1,706)	$453,623
Proceeds from exercise of options, net	26,591	780	-	-	-	780
Adjustments related to tax withholding for share-based compensation	(1,424)	(57)	-	-	-	(57)

Share-based payments expense	3,468	869	-	-	-	869
Tax benefit on share-based compensation expense	-	117	-	-	-	117
Net income	-	-	-	37,126	-	37,126
Foreign currency translation adj. net of tax benefit of $0	-	-	-	-	(832)	(832)

BALANCE, September 30, 2011	30,752,939	$473,249	$(153,425)	$174,340	$(2,538)	$491,626

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total

BALANCE, December 31, 2010	31,815,085	$434,169	$(90,076)	$101,979	$(2,950)	$443,122
Proceeds from exercise of options, net	74,335	2,182	-	-	-	2,182
Adjustments related to tax withholding for share-based compensation	(38,467)	(1,749)	-	-	-	(1,749)
Share-based payments expense	276,022	9,362	-	-	-	9,362
Tax benefit on share-based compensation expense	-	2,431	-	-	-	2,431
Debt conversion feature	-	26,854	-	-	-	26,854
Repurchases of common stock and ASR program	(1,374,036)	-	(63,349)	-	-	(63,349)
Net income	-	-	-	72,361	-	72,361
Foreign currency translation adj. net of tax expense of $0	-	-	-	-	(122)	(122)
Interest rate hedges on long-term debt net of tax expense of $349	-	-	-	-	547	547
Unrealized losses on short-term investments net of tax benefit of $8	-	-	-	-	(13)	(13)

BALANCE, September 30, 2011	30,752,939	$473,249	$(153,425)	$174,340	$(2,538)	$491,626

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Activities:
Net income	$37,126	$19,505	$72,361	$39,314
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	38,154	30,626	106,918	93,054
Amortization of intangible assets and deferred financing fees	1,581	1,264	3,966	4,144
Share-based payments expense	869	3,090	9,362	10,876
Excess tax benefits on share-based payments	(117)	(65)	(2,431)	(6,290)
Deferred income taxes	20,966	10,525	46,915	19,280
Loss (income) from discontinued operations, net of tax	-	1,894	11,068	4,165
Non-cash interest on convertible debt	1,648	1,519	4,857	4,477
Other	(327)	109	150	364
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	(1,274)	1,057	3,678	1,627
DVD library	(3,362)	(7,580)	18,115	619
Prepaid expenses and other current assets	3,893	1,496	(2,191)	(3,170)
Other assets	(805)	1,088	(1,371)	2,087
Accounts payable	(2,160)	733	(21,322)	20,086
Accrued payable to retailers	(11,635)	(8,302)	521	(4,076)
Other accrued liabilities	5,222	8,010	11,043	42,068

Net cash flows from operating activities from continuing operations	89,779	64,969	261,639	228,625

Investing Activities:
Purchases of property and equipment	(46,902)	(48,135)	(134,779)	(132,474)
Proceeds from sale of property and equipment	201	765	552	1,032
Proceeds from sale of businesses, net	-	-	12,221	26,078
Equity investment	-	-	(2,320)	-

Net cash flows from investing activities from continuing operations	(46,701)	(47,370)	(124,326)	(105,364)

Financing Activities:
Principal payments on capital lease obligations and other debt	(5,072)	(8,860)	(22,145)	(28,203)
Borrowing from term loan	175,000	-	175,000	-
Principal payments on term loan	(2,187)	-	(2,187)	-
Net payment on revolving line of credit	(125,000)	(75,000)	(150,000)	(75,000)
Financing costs associated with new credit facility	(4,196)	-	(4,196)	-
Excess tax benefits related to share-based payments	117	65	2,431	6,290
Repurchases of common stock and ASR program	-	(49,245)	(63,349)	(49,245)
Proceeds from exercise of stock options	842	709	2,182	27,959

Net cash flows from financing activities from continuing operations	39,504	(132,331)	(62,264)	(118,199)

Effect of exchange rate changes on cash	(810)	899	(165)	48

Increase (decrease) in cash and cash equivalents from continuing operations	81,772	(113,833)	74,884	5,110

Cash flows from discontinued operations:
Operating cash flows	-	20,926	9,678	8,054
Investing cash flows	-	(17,504)	(12,678)	(12,133)
Financing cash flows	-	-	-	(166)

	-	3,422	(3,000)	(4,245)

Increase (decrease) in cash and cash equivalents	81,772	(110,411)	71,884	865
Cash and cash equivalents:
Beginning of period	173,528	257,133	183,416	145,857

End of period	$255,300	$146,722	$255,300	$146,722

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$5,528	$8,811	$14,721	$22,543
Cash paid during the period for income taxes	$1,769	$830	$3,697	$2,735
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations	$2,005	$129	$9,708	$1,764
Purchases of property and equipment included in ending accounts payable	$13,951	$16,249	$13,951	$16,249
Non-cash consideration received from sale of Money Transfer Business	$-	$-	$20,976	$-

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial information included herein has been prepared by Coinstar, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2010, is derived from our 2010 Annual Report on Form 10-K, however, certain amounts in the prior period financial statements have been reclassified to conform to our current period presentation. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements Adopted During 2011

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 in the first quarter of 2011 did not have a material effect on our financial position, results of operations or cash flows.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 in the first quarter of 2011 did not have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”). ASU 2011-02 amends and clarifies existing guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”) and requires certain disclosures for TDRs. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 in the third quarter of 2011 did not have a material impact on our financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of ASU 2011-04 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We plan to adopt ASU 2011-08 in the fourth quarter of 2011 in connection with our goodwill impairment assessment and do not believe our adoption will have a material impact on our financial position, results of operations, or cash flows.

Reclassifications

During the second quarter of 2011, we consolidated our cash categories into one line item, Cash and Cash Equivalents, on our Consolidated Balance Sheets to better align with how we manage our company. This reclassification had no effect on our consolidated financial position, results of operations, or cash flows. See Note 4: Cash and Cash Equivalents for additional details about our cash categories.

NOTE 2: ORGANIZATION AND BUSINESS

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox and Coin segments. Our redbox segment consists of self-service DVD kiosks where consumers can rent or purchase movies and rent video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location count as of September 30, 2011, are as follows:

	Kiosks	Locations
redbox	34,400	28,400
Coin	19,500	19,300

	53,900	47,700

NOTE 3: DISCONTINUED OPERATIONS, SALE OF ASSETS AND ASSETS HELD FOR SALE

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of our Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In addition, we may be required to provide an additional loan to Sigue for up to $5.0 million with terms consistent with the Sigue Note if Sigue is required to meet certain regulatory requirements with respect to available bank deposits within 18 months following the closing of the transaction. See Note 14: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $21.0 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During the third quarter and year to date periods ended September 30, 2011, we recognized $0.9 million of interest income base on the imputed interest rate of the Sigue Note.

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

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Net Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2011	2010	2011	2010
Revenue:
Money Transfer Business	$-	$24,346	$47,716	$69,985
E-Pay Business	-	-	-	8,732

	$-	$24,346	$47,716	$78,717

Pre-tax gain (loss) from discontinued operations:
Money Transfer Business	$-	$(4,011)	$654	$(9,459)
E-Pay Business	-	-	-	(132)

	$-	$(4,011)	$654	$(9,591)

Gain (loss) on disposal activities:
Money Transfer Business	$-	$(967)	$(11,070)	$(13,170)
E-Pay Business	-	-	-	12,184

	$-	$(967)	$(11,070)	$(986)

Loss from discontinued operations before income tax	$-	$(4,978)	$(10,416)	$(10,577)
Income tax (expense) benefit	-	3,084	(652)	6,412

Loss from discontinued operations, net of tax	$-	$(1,894)	$(11,068)	$(4,165)

Amount of goodwill and other intangible assets disposed	$-	$-	$8,037	$9,100

Included in income tax expense from discontinued operations for the nine months ended September 30, 2011, was $4.1 million related to the estimated current value of a worthless stock deduction taken in 2009 in connection with our divestiture of the entertainment business, which was sold in the third quarter of 2009.

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

The net assets sold represent the fair value less cost to sell of the Money Transfer Business. The loss on disposal activities recognized during the nine months ended September 30, 2011 was allocated to the asset disposal group including property, plant and equipment, net, goodwill, and intangible and other assets.

NOTE 4: CASH AND CASH EQUIVALENTS

Included in our cash and cash equivalents at September 30, 2011 and December 31, 2010 were $66.1 million and $72.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks, which, prior to the second quarter of 2011 was presented as cash being processed in our Consolidated Balance Sheets.

Our cash equivalents, which consist of money market funds and a certificate of deposit, were $30.4 million and $41.6 million at September 30, 2011 and December 31, 2010, respectively.

NOTE 5: PROPERTY AND EQUIPMENT

Dollars in thousands	September 30, 2011	December 31, 2010
Machines	$869,349	$791,014
Computers, servers, and software	101,022	49,603
Office furniture and equipment	5,138	3,845
Vehicles	9,619	10,661
Leasehold improvements	15,093	11,047

Property and equipment, at cost	1,000,221	866,170
Accumulated depreciation and amortization	(511,000)	(421,483)

Property and equipment, net	$489,221	$444,687

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill totaled $267.7 million at September 30, 2011 and there were no changes to our goodwill balance during the first nine months of 2011.

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	September 30, 2011	December 31, 2010
Retailer relationships	5 and 6 years	$13,344	$13,344
Accumulated amortization		(6,448)	(4,606)

		6,896	8,738

Other	5 and 40 years	1,890	1,890
Accumulated amortization		(1,268)	(1,056)

		622	834

Intangible assets, net		$7,518	$9,572

Amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2011	2010	2011	2010
Retailer relationships	$614	$685	$1,843	$2,408
Other	71	71	212	212

Total amortization of intangible assets	$685	$756	$2,055	$2,620

Expected future amortization is as follows:

Dollars in thousands	Retailer Relationships	Other
Remainder of 2011	$613	$70
2012	2,457	81
2013	2,250	14
2014	1,432	14
2015	12	14
Thereafter	132	429

Total expected amortization	$6,896	$622

NOTE 7: REPURCHASES OF COMMON STOCK

The following table presents a summary of our stock repurchases during 2011:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2011	$74,486

Board Authorization	250,000
Proceeds from the exercise of options	2,182
Repurchase from open market	(13,349)
Repurchase from Accelerated Stock Repurchase Agreement (“ASR Agreement”)	(50,000)

Authorized repurchase - as of September 30, 2011	$263,319

Repurchased shares become a part of treasury stock.

Board Authorization

On July 19, 2011, our Board of Directors authorized the additional repurchase of $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our employees, officers, and directors under our equity compensation plans.

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

NOTE 8: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”). The 1997 Plan permits the granting of stock options, restricted stock, restricted stock units, and performance based restricted stock. At September 30, 2011, there were 3.0 million shares of unissued common stock reserved for issuance under all the stock plans, of which 2.0 million shares were available for future grants.

Certain information regarding our share-based payments is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based payments expense:
Share-based compensation - stock options	$697	$739	$2,200	$2,485
Share-based compensation - restricted stock	1,778	1,006	5,479	4,352
Share-based payments for DVD arrangements	(1,606)	1,390	1,683	4,211

Total	$869	$3,135	$9,362	$11,048

Deferred tax benefit on share-based payments	$866	$570	$2,696	$2,308

	September 30, 2011
	Unrecognized Share- Based Payments Expense		Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options		$4,617	1.6 years
Share-based compensation - restricted stock		14,290	1.9 years
Share-based payments for DVD arrangements		5,474	3.1 years

Total		$24,381

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options.

—	Stock options are granted only to our executives and non-employee directors.
—	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted during 2011:

Nine Months Ended September 30, 2011

Expected term (in years)	7.3
Expected stock price volatility	42.8%
Risk-free interest rate	2.8%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2011:

Shares in thousands	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2010	1,103	$29.41
Granted	93	45.78
Exercised	(74)	29.37
Cancelled, expired, or forfeited	(50)	30.17

OUTSTANDING, September 30, 2011	1,072	30.79

Certain information regarding stock options outstanding as of September 30, 2011, is as follows (shares and intrinsic value in thousands):

	Options Outstanding	Options Exercisable
Number	1,072	506
Weighted average per share exercise price	$30.79	$27.42
Aggregate intrinsic value	$10,594	$6,178
Weighted average remaining contractual term (in years)	3.6	2.5

Restricted stock awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors, once earned, and vest in equal installments over three years from the date of grant. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period or based on achieving performance conditions.

The following table presents a summary of restricted stock award activity for 2011:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2010	414	$32.82
Granted	320	45.57
Vested	(150)	33.37
Forfeited	(44)	36.26

NON-VESTED, September 30, 2011	540	39.92

Share-Based Payments for DVD Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Net Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During 2010 and 2009, we entered into agreements with SPHE Scan Based Trading Corporation (“Sony”) and Paramount Home Entertainment, Inc. (“Paramount”). During the third quarter of 2011, our agreement with Sony was amended whereby; (i) the scheduled vesting of certain shares of restricted stock was extended from August 1, 2011 to August 1, 2012 and (ii) the number of weeks we can offer Sony content was extended from 26 weeks to 52 weeks. Information related to the shares of restricted stock granted as part of these agreements as of September 30, 2011, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	19,335	174,013	2.8 years
Paramount	200,000	20,000	180,000	3.3 years

	393,348	39,335	354,013

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares used for basic EPS	30,224	31,411	30,608	31,364
Dilutive effect of stock options and other share-based awards	616	453	579	433
Dilutive effect of convertible debt	756	518	770	382

Weighted average shares used for diluted EPS	31,596	32,382	31,957	32,179

Stock options and other share-based awards not included in diluted EPS calculation because their effect would be antidilutive	129	22	103	462

NOTE 10: COMPREHENSIVE INCOME

Comprehensive income was as follows:

	Three Months Ended September 30,
Dollars in thousands	2011	2010
Net income	$37,126	$19,505
Foreign currency translation adjustment, net of tax expense of $0 and $61	(832)	1,052
Interest rate cash flow hedges, net of tax expense of $0 and $519	-	812
Unrealized gains on short-term investments, net of tax benefit of $0 and $3	-	3

Comprehensive income	$36,294	$21,372

	Nine Months Ended September 30,
Dollars in thousands	2011	2010
Net income	$72,361	$39,314
Foreign currency translation adjustment, net of tax expense of $0 and $56	(122)	(871)
Interest rate cash flow hedges, net of tax expense of $349 and $1,348	547	2,109
Unrealized gains (losses) on short-term investments, net of tax expense (benefit) of $(8) and $3	(13)	3

Comprehensive income	$72,773	$40,555

NOTE 11: BUSINESS SEGMENTS

Management, including our chief operating decision maker, who is our chief executive officer (“CEO”), evaluates the performances of our business segments primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and certain share-based payments (“segment operating income”). Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our DVD arrangements has been allocated to our redbox segment and is included within direct operating expense. Our performance evaluation does not include segment assets.

Changes in our Organizational Structure

During the first quarter of 2011, in addition to our existing segments redbox and Coin, we added a third reportable segment, New Ventures, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the company. Our New Ventures segment consists primarily of our Coffee self-service concept and certain other self-service concepts that are under development.

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

Comparability of Segment Results

We have recast prior period results for the following:

—	The addition of our New Ventures segment, which includes our self-service concepts, which were part of our Coin and redbox segments prior to the first quarter of 2011; and

—

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation.

Three Months Ended September 30, 2011	redbox	Coin	New Ventures	Corporate Unallocated	Total

Revenue	$389,801	$75,506	$310	$-	$465,617
Expenses:
Direct operating	271,678	37,580	681	162	310,101
Marketing	5,466	1,985	259	13	7,723
Research and development	2	1,449	1,711	77	3,239
General and administrative	29,156	6,613	2,084	2,223	40,076

Segment operating income (loss)	83,499	27,879	(4,425)	(2,475)	104,478
Less: depreciation and amortization	(30,910)	(7,924)	(5)	-	(38,839)

Operating income (loss)	52,589	19,955	(4,430)	(2,475)	65,639
Other expense	-	-	-	(553)	(553)
Interest expense, net	-	-	-	(5,416)	(5,416)
Income (loss) from continuing operations

before income taxes	$52,589	$19,955	$(4,430)	$(8,444)	$59,670

Three Months Ended September 30, 2010	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$305,365	$74,669	$153	$-	$380,187
Expenses:
Direct operating	217,982	37,053	350	64	255,449
Marketing	5,024	2,440	342	5	7,811
Research and development	-	1,578	59	62	1,699
General and administrative	28,711	5,726	1,650	1,568	37,655

Segment operating income (loss)	53,648	27,872	(2,248)	(1,699)	77,573
Less: depreciation and amortization	(23,955)	(7,468)	41	-	(31,382)

Operating income (loss)	29,693	20,404	(2,207)	(1,699)	46,191
Other expense	-	-	-	(130)	(130)
Interest expense, net	-	-	-	(8,693)	(8,693)
Income (loss) from continuing operations

before income taxes	$29,693	$20,404	$(2,207)	$(10,522)	$37,368

Nine Months Ended September 30, 2011	redbox	Coin	New Ventures	Corporate Unallocated	Total

Revenue	$1,116,007	$207,934	$976	$-	$1,324,917
Expenses:
Direct operating	808,197	106,632	2,483	375	917,687
Marketing	15,870	4,254	540	33	20,697
Research and development	64	4,695	2,548	232	7,539
General and administrative	83,539	17,065	7,152	7,039	114,795

Segment operating income (loss)	208,337	75,288	(11,747)	(7,679)	264,199
Less: depreciation and amortization	(85,368)	(22,746)	(859)	-	(108,973)

Operating income (loss)	122,969	52,542	(12,606)	(7,679)	155,226
Other expense	-	-	-	(1,004)	(1,004)
Interest expense, net	-	-	-	(18,878)	(18,878)
Income (loss) from continuing operations

before income taxes	$122,969	$52,542	$(12,606)	$(27,561)	$135,344

Nine Months Ended September 30, 2010	redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$840,312	$204,949	$404	$-	$1,045,665
Expenses:
Direct operating	616,744	103,968	869	623	722,204
Marketing	11,291	4,614	457	13	16,375
Research and development	-	4,480	277	171	4,928
General and administrative	75,161	15,573	4,464	5,855	101,053
Litigation settlement	-	5,379	-	-	5,379

Segment operating income (loss)	137,116	70,935	(5,663)	(6,662)	195,726
Less: depreciation and amortization	(69,942)	(22,089)	(3,643)	-	(95,674)

Operating income (loss)	67,174	48,846	(9,306)	(6,662)	100,052
Other expense	-	-	-	(177)	(177)
Interest expense, net	-	-	-	(27,032)	(27,032)

Income (loss) from continuing operations before income taxes	$67,174	$48,846	$(9,306)	$(33,871)	$72,843

Significant Retailer Relationships

Our redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Wal-Mart Stores Inc.	17.4%	19.0%	17.6%	19.9%
Walgreen Co.	16.0%	14.0%	15.8%	13.4%
The Kroger Company	11.4%	11.2%	11.3%	10.4%

NOTE 12: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	September 30, 2011	December 31, 2010
Revolving line of credit	$-	$150,000
Term loan	172,813	-
Convertible debt	178,004	173,146
redbox rollout agreement	5,220	10,791
Asset retirement obligation	8,533	7,305
Other long-term liabilities	10,849	6,703

	375,419	347,945

Less:
Current portion of term loan	(9,844)	-
Current portion of callable convertible debt	-	(173,146)
Current portion of redbox rollout agreement	(4,641)	(7,523)

Total long-term debt and other long-term liabilities	$360,934	$167,276

Credit Facility

On July 15, 2011, we entered into a New Credit Facility, providing for a senior secured revolving credit facility and a senior secured term loan facility, which replaced our prior credit facility, which consisted of a revolving line of credit. The New Credit Facility provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can be comprised of additional term loans and a revolving line of credit. On July 15, 2011, we borrowed $175.0 million under the term loan facility, a portion of which was utilized to pay down the revolving line of credit balance under the prior credit facility of $120.0 million. Fees paid for the New Credit Facility of $4.2 million were included within other long-term assets on our Consolidated Balance Sheets and are being amortized over the 5-year life of the New Credit Facility. In addition, $0.9 million of unamortized deferred finance fees related to the prior credit facility were carried over to the new revolving credit facility arrangement. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method.

The New Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The term loan is subject to mandatory debt repayments of the outstanding borrowings equal to 5% in the first year, 7.5% in the second year, 10% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. During the third quarter of 2011, we made principal payments of $2.2 million on the term loan. Our obligations under the New Credit Facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (“LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent or the LIBOR Rate plus one percent) (the “Base Rate”), plus the margin determined by our consolidated net leverage ratio. For borrowings made under the LIBOR Rate, the margin ranges from 125 to 200 basis points, while for borrowing made under the Base Rate, the margin ranges from 25 to 100 basis points. However, for the period through the delivery of our certificate of compliance for the quarter ending December 31, 2011, the applicable LIBOR Rate margin will be fixed at 150 basis points and the applicable Base Rate margin will be fixed at 50 basis points. The interest rate on amounts outstanding under the term loan at September 30, 2011 was 1.73%.

The New Credit Facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the New Credit Facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated net leverage ratio and a minimum interest coverage ratio, as defined in the New Credit Facility. As of September 30, 2011, we were in compliance with the covenants of the New Credit Facility.

Convertible Debt (the “Notes”)

The aggregate outstanding principal of the Notes is $200.0 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2011, we are in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds 130% of the Notes’ conversion price for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2011, the Conversion Event was not met and the Notes remained classified as a long-term liability on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at September 30, 2011, the $26.9 million debt conversion feature that was classified as temporary equity at December 31, 2010 was reclassified to common stock as of September 30, 2011.

The following interest expense was recorded related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Contractual interest expense	$2,000	$2,000	6,000	$6,000
Amortization of debt discount	1,648	1,519	4,857	4,477

Total interest expense related to the Notes	$3,648	$3,519	10,857	$10,477

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
Remainder of 2011	$1,694
2012	7,108
2013	7,712
2014	5,483

Total	$21,997

NOTE 13: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

As of September 30, 2011, we did not have any interest rate swap agreements outstanding to hedge against the potential impact on earnings from an increase in market interest rates associated with the interest payments on our variable-rate revolving credit facility as our interest rate swap agreement with Wells Fargo Bank for a notional amount of $150.0 million expired on March 20, 2011. The fair value of the interest rate swap as of December 31, 2010 was a liability of $0.9 million, which was reversed from comprehensive income (loss) and recognized as interest expense in our Consolidated Statements of Net Income during the first quarter of 2011.

The effect of derivative instruments on our Consolidated Statements of Net Income was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationship	Effective Portion of Derivative Gain Recognized in OCI	Effective Portion of Derivative Gain/(Loss) Reclassified from Accumulated OCI into Income and Reclassified into Earnings during the Period

Three Months Ended September 30, 2011

Interest Rate Swap Contracts	$-	$-

Three Months Ended September 30, 2010

Interest Rate Swap Contracts	$1,331	$(1,608)

Nine Months Ended September 30, 2011

Interest Rate Swap Contracts	$896	$(889)

Nine Months Ended September 30, 2010

Interest Rate Swap Contracts	$3,457	$(4,516)

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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at September 30, 2011	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$30,373	$-	$-

Fair Value at December 31, 2010
Money market funds and certificates of deposit	$41,598	$-	$-
Interest rate swap liability	$-	$(896)	$-
Assets held for sale, net of liabilities held for sale	$-	$-	$43,634

Money Market Funds and Certificates of Deposit

We determine fair value for our money market funds and certificates of deposit based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.

Interest Rate Swap Liability

We used a market valuation approach to value our interest rate swap derivative contracts using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigated derivative credit risk by transacting with highly rated counterparties. Our interest rate swap agreement for our old credit facility expired on March 22, 2011.

Assets Held For Sale

We used a market valuation approach to estimate the fair value of the Money Transfer Business, which we sold to Sigue during the second quarter of 2011. The estimated fair value of assets held for sale in the table above excluded the costs to sell of $2.0 million.

There were no changes to our valuation techniques during the nine months ended September 30, 2011.

Assets and Liabilities Measured and Reported at Fair Value on a Nonrecurring Basis

We recognize or disclose the fair value of certain assets such as notes receivable and non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

Notes Receivable

During the second quarter of 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). We recorded the Sigue Note at its estimated fair value of approximately $21.0 million. The estimated fair value of the Sigue Note was based on the future note payments discounted at a market rate for similar risk profile companies, which represented our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. See Note 3: Discontinued Operations, Sale of Assets and Assets Held for Sale for additional information about the sale of our Money Transfer Business.

We recognize interest income on the Sigue Note on an accrual basis unless it is determined that collection of all principal and interest is unlikely. We assess the credit quality of the Sigue Note on a quarterly basis through review of Sigue’s financial condition, credit rating and the economic and regulatory condition of the industry in which it operates. Based on our assessment at September 30, 2011, there were no indications of deteriorating credit quality of the Sigue Note, accordingly, an allowance for credit losses was not established.

Long-Lived Assets, Goodwill and Other Intangible Assets

During the second quarter of 2011, we performed nonrecurring fair value measurements in connection with assigning goodwill to our segments. See Note 11: Business Segments for additional information.

Fair Value of Other Financial Instruments

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, and our revolving line of credit approximate their fair values due to their short-term nature.

We estimate the fair value of our convertible debt outstanding using the market rate for similar high-yield debt. The estimated fair value of our convertible debt was $178.6 million and $180.9 million at September 30, 2011 and December 31, 2010, respectively, and was determined based on its stated terms, maturing on September 1, 2014 and an annual interest rate of 4%. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of September 30, 2011, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2011 and 2012, are used to collateralize certain obligations to third parties. As of September 30, 2011, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes and is seeking monetary damages and other relief as appropriate. In November 2009, redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the state court denied redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. On August 12, 2011, defendants moved to dismiss the federal action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. A hearing on this motion is scheduled for November 8, 2011. The court has set a trial date for September 9, 2013. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court has denied redbox’s motion to dismiss the plaintiffs’ claims involving retention of information, and is still considering redbox’s motion to dismiss plaintiffs’ claims involving disclosure of information. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case subsequently was transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case, redbox has moved to dismiss each of the three cases, and the parties are briefing the plaintiffs’ motion for class certification in the DiSimone and Sinibaldi cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures within general and administrative expense on our Consolidated Statements of Net Income and other accrued liabilities on our Consolidated Balance Sheets. In addition to the amount accrued, we estimated additional exposure of $6.0 million existed for which the risk of loss did not meet the probable threshold. In August 2011, we received the final tax assessment and issued a $1.2 million tax payment. As a result of this final tax assessment and payment, the additional $6.0 million is no longer considered to be a possible exposure.

During the second quarter of 2011, we recorded a loss contingency in the amount of $4.0 million related to a supply agreement under which we operated during 2011 and 2010 on our Consolidated Statements of Income. Based on currently available information, our best estimate of the aggregate range of reasonably possible losses is from $0 to $9.3 million. During the third quarter of 2011, we increased the loss contingency by $5.3 million and, as of September 30, 2011, the amount accrued within other current liabilities on our Consolidated Balance Sheets was $9.3 million. As additional information becomes known, our accrual could fluctuate and impact our results of operations from period to period. If the actual loss significantly exceeds our accrual, it could materially impact our operating results in the period in which the actual loss becomes known.

NOTE 16: SUBSEQUENT EVENT

In October, 2011, we entered into an amendment to the revenue sharing license agreement with Paramount which provided, among other things, that: (i) Paramount waived its current termination right to end the licensing arrangement at the end of 2011, (ii) Paramount receives two one year extensions following the initial five-year agreement term, which ends at the end of 2014 (each exercised extension would provide for a grant of 50,000 shares of restricted stock vesting at the beginning of each extension), (iii) the content license period was extended from 26 weeks to 52 weeks and (iv) Paramount was granted 100,000 shares of restricted stock which will vest according to the vesting schedule of the current restricted stock purchase agreement with Paramount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended September 30, 2011, compared with the quarter and year-to-date periods ended September 30, 2010.

Changes in our Organizational Structure

During the first quarter of 2011, in addition to our existing segments redbox and Coin, we added a third reportable segment, New Ventures, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the company. Our New Ventures segment consists primarily of our Coffee self-service concept and certain other self-service concepts that are under development.

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

Comparability of Segment Results

We have recast prior period results for the following:

•	The addition of our New Ventures segment, which includes our self-service concepts, which were part of our Coin and redbox segments prior to the first quarter of 2011; and

•

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated to direct operating in our redbox segment beginning in the first quarter of 2011.

OVERVIEW

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our redbox segment, where consumers can rent or purchase movies and rent video games from self-service kiosks, and our Coin segment, where consumers can convert their coin to cash or stored value products at self-service coin-counting kiosks. Our New Ventures segment is focused on identifying, evaluating, building, and growing innovative self-service concepts in the marketplace. Our redbox segment generates revenue primarily through fees charged to rent or purchase a DVD movie or rent a video game, and we pay retailers a percentage of our revenue. Our Coin segment generates revenue primarily through transaction fees from our consumers and product partners and we pay retailers a percentage of our revenue. Our New Ventures segment generates revenue primarily through fees charged for products or services offered to customers in select test markets where we are validating the business concepts.

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

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and certain share-based payments (“segment operating income”). Segment operating income contains internally allocated costs of shared service functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.

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

RESULTS OF OPERATIONS

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations.

	Three Months Ended							Nine Months Ended
Dollars in thousands	September 30,				Change			September 30,				Change
	2011		2010		$	%		2011		2010		$	%

Revenue	$465,617	$	380,187	$	85,430	22.5%	$	1,324,917	$	1,045,665	$	279,252	26.7%

Operating income	$65,639	$	46,191	$	19,448	42.1%	$	155,226	$	100,052	$	55,174	55.1%

Income from continuing operations	$37,126	$	21,399	$	15,727	73.5%	$	83,429	$	43,479	$	39,950	91.9%

Diluted earnings per share from continuing operations	$1.18	$	0.66	$	0.52	78.8%	$	2.61	$	1.35	$	1.26	93.3%

Revenue increased $85.4 million, or 22.5%, during the third quarter and $279.3 million, or 26.7%, year-to-date primarily due to new kiosk installations and same store sales growth in our redbox segment - refer to the redbox segment discussion.

Operating income increased $19.4 million, or 42.1%, during the third quarter and $55.2 million, or 55.1%, year-to-date primarily due to our redbox segment, where revenue growth was partially offset by increased product costs - refer to the redbox segment discussion.

Income from continuing operations increased $15.7 million, or 73.5%, during the third quarter and $40.0 million, or 91.9%, year-to-date primarily due to the following:

•	Higher operating income in our redbox segment; and

•

Decreased interest expense related to principal payments made on our revolving credit facility during the third quarter of 2010 and the expiration of our interest rate swap agreement during the first quarter of 2011 – refer to interest expense discussion; partially offset by

•	Increased income tax expense primarily due to higher pretax income offset by lower effective tax rate – refer to income tax discussion.

Share-Based Payments

Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. We also granted restricted stock to certain movie studios as part of content agreements with our redbox segment. The expense associated with the grants to movie studios is allocated to our redbox segment and included within direct operating expense. The expense associated with share-based compensation to our executives, non-employee directors and employees is part of our shared service function and is not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Unallocated Share-Based Compensation

	Three Months Ended							Nine Months Ended
Dollars in thousands	September 30,				Change			September 30,				Change

	2011		2010		$	%		2011		2010		$	%

Direct operating	$162	$	64	$	98	153.1%	$	375	$	623	$	(248)	(39.8)%

Marketing	13		5		8	160.0%		33		13		20	153.8%

Research and development	77		62		15	24.2%		232		171		61	35.7%

General and administrative	2,223		1,568		655	41.8%		7,039		5,855		1,184	20.2%

Total	$2,475	$	1,699	$	776	45.7%	$	7,679	$	6,662	$	1,017	15.3%

Our quarter and year-to-date unallocated share-based compensation expense increased primarily due to an increase in the number, and fair value of, restricted stock awards granted.

Segment Results

Our discussion and analysis that follows covers our results from continuing operations, which consists of our redbox, Coin and New Ventures segments. Detailed financial information about our business segments, including significant customer relationships, is provided in Note 11: Business Segments in the Notes to Consolidated Financial Statements.

redbox

	Three Months Ended							Nine Months Ended
Dollars in thousands, except rental amounts	September 30,				Change			September 30,				Change
	2011		2010		$	%		2011		2010		$	%
Revenue	$389,801	$	305,365	$	84,436	27.7%	$	1,116,007	$	840,312	$	275,695	32.8%
Direct operating	271,678		217,982		53,696	24.6%		808,197		616,744		191,453	31.0%
Marketing	5,466		5,024		442	8.8%		15,870		11,291		4,579	40.6%
Research and development	2		-		2	0.0%		64		-		64	0.0%
General and administrative	29,156		28,711		445	1.5%		83,539		75,161		8,378	11.1%

Segment operating income	83,499		53,648		29,851	55.6%		208,337		137,116		71,221	51.9%
Depreciation and amortization	30,910		23,955		6,955	29.0%		85,368		69,942		15,426	22.1%

Operating income	$52,589	$	29,693	$	22,896	77.1%	$	122,969	$	67,174	$	55,795	83.1%

Operating income as a percentage of revenue	13.5%		9.7%					11.0%		8.0%
Same store sales growth	13.0%		17.2%					14.9%		13.3%
Effect of change in revenue from same store sales growth	$38,820	$	32,938	$	5,882	17.9%	$	121,916	$	70,376	$	51,540	73.2%
Ending number of kiosks	34,400		28,500		5,900	20.7%		34,400		28,500		5,900	20.7%
Total rentals (in thousands)	177,905		142,711		35,194	24.7%		509,168		385,959		123,209	31.9%
Net revenue per rental	$2.19	$	2.13	$	0.06	2.8%	$	2.19	$	2.15	$	0.04	1.9%

Three months ended September 30, 2011 compared with three months ended September 30, 2010:

Revenue increased $84.4 million, or 27.7%, primarily due to the following:

•	$45.6 million from new kiosk installations; and

•	$38.8 million from same store sales growth of 13.0%; reflecting the benefit of a

•

$0.06 increase in net revenue per rental primarily due to continued growth in video game rentals, which were rolled out nationally in June 2011, and Blu-ray rentals both of which have higher per night rental amounts.

Operating income increased $22.9 million, or 77.1%, as our revenue growth exceeded growth in our direct operating expenses, which, as a percent of revenue, decreased 170 basis points from 71.4% during 2010 to 69.7% during 2011. Changes in the components of operating income are as follows:

•	$84.4 million increase in revenue from new kiosk installations, same store sales growth and increased net revenue per rental; partially offset by

•

$53.7 million increase in direct operating expenses attributable to the revenue growth, which resulted in higher DVD and game product costs, revenue share and payment card fees and increased kiosk field operations expenses. These increases were partially offset by lower restricted stock expense due to a lower market price of our common stock on the last day of the period. As our installed kiosk base continues to increase, we are able to better utilize our existing field resources and lower the servicing costs per kiosk;

•

$7.0 million increase in depreciation and amortization expense due to growth in the installed kiosk base, as well as the continued build-out of our technology infrastructure, partially offset by $0.6 million in 2010 related to the 2010 closure of DVDXpress branded kiosks; and a

•	$0.4 million increase in general and administrative expenses from supporting overall business growth and increased data center costs.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010:

Revenue increased $275.7 million, or 32.8%, primarily due to the following:

•	$153.8 million from the addition of new kiosk installations; and

•	$121.9 million from same store sales growth of 14.9%; reflecting the benefit of a

•

$ 0.04 increase in net revenue per rental primarily due to continued growth in video game rentals, which were rolled out nationally in June 2011, and Blu-ray rentals both of which have higher per night rental amounts.

Operating income increased $55.8 million, or 83.1%, primarily due to the following:

•	$275.7 million increase in revenue from new kiosk installations, same store sales growth and increased net revenue per rental; partially offset by

•

$191.5 million increase in direct operating expenses due to higher DVD product costs to support the revenue growth, including higher than optimal DVD product costs related to purchases of December 2010 and January 2011 titles, as well as increased game product costs in support of our national rollout in June 2011, higher revenue share and payment card fees and increased kiosk field operations expenses. These increases were partially offset by lower restricted stock expense due to a lower market price of our common stock on the last day of the period;

•

$15.4 million increase in depreciation and amortization expense due to continued build-out of our technology infrastructure, as well as growth in the installed kiosk base and an increase in expenses related to the closure and redeployment of underperforming kiosks, partially offset by a $6.1 million charge in 2010 related to the closure of DVDXpress branded kiosks;

•

$8.4 million increase in general and administrative expenses from supporting overall business growth, increased data center costs and strengthening of our infrastructure. We continue to leverage our general and administrative expenses, which, as a percent of revenue, decreased 140 basis points from 8.9% during 2010 to 7.5% during 2011; and a

•	$4.6 million increase in marketing due to affiliate programs, search engine marketing, and promotional email, as well as additional studio marketing during 2011.

Recent Events

•

During the third quarter of 2011, our agreement with SPHE Scan Based Trading Corporation (“Sony”) was amended whereby; (i) the scheduled vesting of certain shares of restricted stock was extended from August 1, 2011 to August 1, 2012 and (ii) the number of weeks we can offer Sony content was extended from 26 weeks to 52 weeks.

•

On October 26, 2011, we entered into an amendment to the revenue sharing license agreement with Paramount Home Entertainment, Inc. (“Paramount”) which provided, among other things, that; (i) Paramount waived its current termination right to end the licensing arrangement at the end of 2011, (ii) Paramount receives two one year extensions following the initial five-year agreement term, which ends at the end of 2014 (each exercised extension would provide for a grant of 50,000 shares of restricted stock vesting at the beginning of each extension), (iii) the content license period was extended from 26 weeks to 52 weeks and (iv) Paramount was granted 100,000 shares of restricted stock which will vest according to the vesting schedule of the current restricted stock purchase agreement with Paramount.

•

On October 27, 2011, we announced that the daily rental fee for renting a standard formatted DVD would increase to $1.20 from $1.00. The daily rental fee of our video game and Blu-ray rentals will remain unchanged. The price increase is primarily a result of higher operating expenses, including increased debit card interchange fees. We expect this price increase to be partially offset by a decrease in demand at the higher price point and will continue to evaluate what the full impact will be to our segment operating income.

Coin

	Three Months Ended				Nine Months Ended
Dollars in thousands, except transaction amounts	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
Revenue	$75,506	$74,669	$837	1.1%	$207,934	$204,949	$2,985	1.5%
Direct operating	37,580	37,053	527	1.4%	106,632	103,968	2,664	2.6%
Marketing	1,985	2,440	(455)	(18.6)%	4,254	4,614	(360)	(7.8)%
Research and development	1,449	1,578	(129)	(8.2)%	4,695	4,480	215	4.8%
General and administrative	6,613	5,726	887	15.5%	17,065	15,573	1,492	9.6%
Litigation	-	-	-	0.0%	0	5,379	(5,379)	0.0%

Segment operating income	27,879	27,872	7	0.0%	75,288	70,935	4,353	6.1%
Depreciation and amortization	7,924	7,468	456	6.1%	22,746	22,089	657	3.0%

Operating income	$19,955	$20,404	$(449)	(2.2)%	$52,542	$48,846	$3,696	7.6%

Operating income as a percentage of revenue	26.4%	27.3%			25.3%	23.8%
Same store sales growth	1.0%	7.9%			2.4%	5.3%
Ending number of kiosks	19,500	18,900	600	3.2%	19,500	18,900	600	3.2%
Total transactions (in thousands)	20,355	20,507	(152)	(0.7)%	56,392	57,608	(1,216)	(2.1)%
Average transaction size	$38.50	$37.70	$0.80	2.1%	$38.30	$37.20	$1.10	3.0%

Three months ended September 30, 2011 compared with three months ended September 30, 2010:

Revenue increased $0.8 million, or 1.1%, primarily due to a $0.80 increase in the average transaction size to $38.50 driven by growth in larger than average coin to voucher transactions, as well as strengthening of our coin to prepaid product transactions, which typically have a larger transaction size than coin to voucher transactions. The increase in average transaction size was partially offset by a decline in total transactions of 152,000. Same store sales during the period increased by 1.0%.

Operating income decreased $0.4 million, or 2.2%, primarily due to the following:

•	$0.8 million increase in revenue from higher average transaction size and same store sales growth; and a

•	$0.5 million decrease in marketing expenses due to lower advertising spend; offset by a

•

$0.5 million increase in direct operating expenses due to higher revenue share from revenue growth as well as increased revenue share rates with certain retail partners as a result of long-term contract renewals and higher kiosk field operations expenses, partially offset by lower coin processing related expenses; and a

•

$0.5 million and $0.9 million increases in depreciation and amortization expense and general and administrative expenses, respectively, due to higher allocated expenses from our shared service support function to support overall business growth and strengthening of our infrastructure.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010:

Revenue increased $3.0 million, or 1.5%, primarily due to the following:

•	An increase in our coin counting transaction fee from 8.9% to 9.8%, which took effect for the majority of our coin-counting kiosks within the U.S. during the first quarter of 2010; and a

•	$1.10 increase in the average transaction size to $38.30, partially offset by a 1,216,000 decline in total transactions. Same store sales increased by 2.4%.

Operating income increased $3.7 million, or 7.6%, primarily due to the following:

•	$5.4 million decrease in litigation expenses from the settlement of patent litigation with ScanCoin expensed during the first quarter of 2010;

•	$3.0 million increase in revenue from higher coin counting transaction fees, average transaction size and same store sales growth; and a

•	$0.4 million decrease in marketing expenses due to lower advertising spend; partially offset by a

•

$2.7 million increase in direct operating expenses due to higher revenue share from revenue growth, as well as increased revenue share rates with certain retail partners as a result of long-term contract renewals and higher kiosk field operations, partially offset by lower coin processing related expenses, including a credit received in 2011 for previously-processed mutilated coin, and lower allocated expenses from our shared service support function due to reduced customer service levels;

•

$0.7 million and $1.5 million increase in depreciation and amortization expense and general and administrative expenses, respectively, due to higher allocated expenses from our shared service support function to support overall business growth and strengthening of our infrastructure and expense related to an international tax assessment; and a

•	$0.2 million increase in research and development expenditures to both enhance our existing products and services and support the ongoing development and design of complementary new product ideas.

New Ventures

	Three Months Ended							Nine Months Ended

Dollars in thousands	September 30,				Change			September 30,				Change

	2011		2010		$	%		2011		2010		$	%

Revenue	$310	$	153	$	157	102.6%	$	976	$	404	$	572	141.6%

Direct operating	681		350		331	94.6%		2,483		869		1,614	185.7%

Marketing	259		342		(83)	(24.3)%		540		457		83	18.2%

Research and development	1,711		59		1,652	2800.0%		2,548		277		2,271	819.9%

General and administrative	2,084		1,650		434	26.3%		7,152		4,464		2,688	60.2%

Segment operating loss	(4,425)		(2,248)		(2,177)	96.8%		(11,747)		(5,663)		(6,084)	107.4%

Depreciation and amortization	5		(41)		46	(112.2)%		859		3,643		(2,784)	(76.4)%

Operating loss	$(4,430)	$	(2,207)	$	(2,223)	100.7%	$	(12,606)	$	(9,306)	$	(3,300)	35.5%

The increase in revenue during the third quarter and year-to-date are primarily due to an increased number of kiosks for new and existing self-service concepts.

Three months ended September 30, 2011 compared with the three months ended September 30, 2010:

Operating loss increased $2.2 million, or 100.7%, during the third quarter primarily due to the following:

•	$1.7 million increase in research and development expenditures associated with the design of new self-service concepts;

•	$0.4 million increase in general and administrative expenses due to increased headcount to support growth of existing self-service concepts, as well as the start-up of new self-service concepts; and a

•	$0.3 million increase in direct operating expenses due to increased volume driven by the addition of self-service concepts to test markets.

Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010:

Operating loss increased $3.3 million, or 35.5%, year-to-date primarily due to the following:

•

$2.7 million increase in general and administrative expenses due to increased headcount to support growth of existing self-service concepts, as well as the start-up of new self-service concepts, higher allocated costs from our shared service support functions and a $0.5 million charge associated with exiting one of our self-service concept test programs during the second quarter of 2011;

•	$2.3 million increase in research and development expenditures associated with the design of new self-service concepts; and a

•

$1.6 million increase in direct operating expenses due to a $0.7 million charge for purchases of additional prototype kiosks, which we expense as acquired during the piloting phase, as well as the addition of self-service concepts to test markets; offset by a

•

$2.8 million decrease in depreciation and amortization expense due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosk, offset by a $0.6 million charge from the early retirement of kiosks associated with exiting one of our self-service concept test programs.

Interest Expense

	Three Months Ended				Nine Months Ended
Dollars in thousands	September 30,		Change		September 30,		Change
	2011	2010	$	%	2011	2010	$	%
Cash interest expense	$3,657	$6,581	$(2,924)	(44.4)%	$12,802	$20,791	$(7,989)	(38.4)%

Non-cash interest expense	2,767	2,160	607	28.1%	7,276	6,376	900	14.1%

Total interest expense	$6,424	$8,741	$(2,317)	(26.5)%	$20,078	$27,167	$(7,089)	(26.1)%

The decrease in interest expense during the third quarter and year-to-date were primarily due to lower average debt balances from net payments on our revolving credit facility as well as the expiration of the interest rate swap in 2011; partially offset by increases in non-cash interest expense from our convertible debt discount.

Income Tax Expense

Our effective tax rate from continuing operations was 38.4% and 40.3% for the nine months ended September 30, 2011 and 2010, respectively. The decrease in our effective tax rate was attributable primarily to higher levels of federal and state research and general business credits.

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

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2011	2010	2011	2010
Income from continuing operations	$37,126	$21,399	$83,429	$43,479

Depreciation, amortization, and other	38,839	31,382	108,973	95,674

Interest expense, net	5,416	8,693	18,878	27,032

Income taxes	22,544	15,969	51,915	29,364

Share-based payment expense(1)	869	3,090	9,362	10,876

Adjusted EBITDA from continuing operations	$104,794	$80,533	$272,557	$206,425

(1)

Share-based payment expense includes both non-cash share-based compensation expense for executives, non-employee directors and employees as well as share-based payment expense related to DVD arrangements.

The increase in our adjusted EBITDA from continuing operations for both periods was primarily due to improvements in the results of our redbox segment. The other components of adjusted EBITDA have been discussed previously in the results of operations section above.

Free Cash Flow from Continuing Operations

From time to time, we use the non-GAAP financial measure free cash flow from continuing operations. The difference between free cash flow from continuing operations and net cash provided by operating activities, which is the most comparable GAAP financial measure, is that free cash flow from continuing operations reflects the impact of capital expenditures. Our management believes that free cash flow from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. Free cash flow from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The table below provides a reconciliation of net cash flows from operating activities from continuing operations, to free cash flow from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2011	2010	2011	2010
Net cash provided by operating activities from continuing operations	$89,779	$64,969	$261,639	$228,625

Purchase of property and equipment	(46,902)	(48,135)	(134,779)	(132,474)

Free cash flow from continuing operations	$42,877	$16,834	$126,860	$96,151

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

Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased by $33.0 million during the first nine months of 2011 primarily due to the following:

•	$33.0 million increase in net income to $72.4 million primarily due to increased operating income in our redbox segment; and

•

$50.7 million increase in non-cash expenses to $180.8 million primarily due to increased depreciation on kiosks, higher deferred income taxes, and increased losses from discontinued operations; offset by a

•

$50.7 million decrease in working capital changes to $8.5 million primarily due to the pay down of accounts payable and the addition of fewer accrued liabilities; partially offset by lower purchases for our DVD library.

Cash from Investing Activities from Continuing Operations

We used $124.3 million of net cash in our investing activities from continuing operations during the first nine months of 2011 primarily due to the following:

•	$134.8 million used for purchases of property and equipment for kiosks and corporate infrastructure, particularly information technology; and

•	$2.3 million used for equity investments in a New Venture business; partially offset by

•	$12.2 million of cash proceeds from the sale of our Money Transfer Business.

Cash from Financing Activities from Continuing Operations

We used $62.3 million of net cash in our financing activities from continuing operations during the first nine months of 2011 primarily due to the following:

•	$150.0 million used to pay-off our revolving line of credit under our old credit facility;

•	$63.3 million used to repurchase common stock, including the settlement of our accelerated stock repurchase program; and

•	$24.3 million used for principal payments on our capital lease obligations, term loan and other long-term debt; offset by

•	$175.0 million in term loan borrowings under our new credit facility.

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

As of September 30, 2011, our cash and cash equivalent balance was $255.3 million, of which $66.1 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was $189.2 million and included bank balances and cash equivalents that are immediately available for use to support our daily liquidity needs. In addition, a portion of our cash and cash equivalent balance consists of coins in our Coin kiosks or in-transit to coin processing facilities that is not immediately available for use.

Long-Term Debt

Long-term debt was comprised of the following:

Dollars in thousands	September 30, 2011	December 31, 2010
Revolving line of credit	$-	$150,000
Term loan	172,813	-
Convertible debt (Face value)	200,000	200,000

Total debt	$372,813	$350,000

On July 15, 2011, we entered into a new credit facility (the “New Credit Facility”), which replaced our prior credit facility, which consisted of a $400 million revolving line of credit. The New Credit Facility provides for a 5-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the New Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The New Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock. The New Credit Facility contains certain financial covenants, ratios and tests. See Note 12: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt (the “Notes”)

The aggregate outstanding principal of the Notes is $200.0 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, beginning March 1, 2010, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2011, we are in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds 130% of the Notes’ conversion price for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2011, the Conversion Event was not met and the Notes remained classified as a long-term liability on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at September 30, 2011, the $26.9 million debt conversion feature that was classified as temporary equity at December 31, 2010 was reclassified to common stock as of September 30, 2011.

Letters of Credit

As of September 30, 2011, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2011 and 2012, are used to collateralize certain obligations to third parties. As of September 30, 2011, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

During the quarter ended March 31, 2011, we recorded a loss contingency in the amount of $2.0 million related to certain international transactional tax exposures within general and administrative expense on our Consolidated Statements of Net Income and other accrued liabilities on our Consolidated Balance Sheets. In addition to the amount accrued, we estimated additional exposure of $6.0 million existed for which the risk of loss did not meet the probable threshold. In August 2011, we received the final tax assessment and issued a $1.2 million tax payment. As a result of this final tax assessment and payment, the additional $6.0 million is no longer considered to be a possible exposure.

During the second quarter of 2011, we recorded a loss contingency in the amount of $4.0 million related to a supply agreement under which we operated during 2011 and 2010 on our Consolidated Statements of Income. Based on currently available information, our best estimate of the aggregate range of reasonably possible losses is from $0 to $9.3 million. During the third quarter of 2011, we increased the loss contingency by $5.3 million and, as of September 30, 2011, the amount accrued within other current liabilities on our Consolidated Balance Sheets was $9.3 million. As additional information becomes known, our accrual could fluctuate and impact our results of operations from period to period. If the actual loss significantly exceeds our accrual, it could materially impact our operating results in the period in which the actual loss becomes known.

CONTRACTUAL PAYMENT OBLIGATIONS

Other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2010 Form 10-K:

•

An incremental purchase commitment of approximately $30.0 million related to our enterprise resource planning project in 2011, of which approximately $18.1 million has been incurred and capitalized during 2011;

•	A reclassification on our Consolidated Balance Sheets of $173.1 million of convertible debt from current liabilities at December 31, 2010 to long-term liabilities at September 30, 2011; and

•

A new credit facility, which replaced our prior credit facility, consisting of a $175.0 million term loan and a $450.0 million revolving line of credit. See Long-Term Debt in Liquidity and Capital Resources for additional information.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act and other state statutes and is seeking monetary damages and other relief as appropriate. In November 2009, redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, this court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the state court denied redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. We believe that the claims against us are without merit and we intend to defend ourselves vigorously in this matter. Failure by us to obtain a favorable resolution of the claims set forth in the complaints could have a material adverse effect on our business, results of operations and financial condition. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. On August 12, 2011, defendants moved to dismiss the federal action on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. A hearing on this motion is scheduled for November 8, 2011. The court has set a trial date for September 9, 2013. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar. However, Coinstar may be required to advance the legal fees and costs incurred by the individual defendants. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court has denied redbox’s motion to dismiss the plaintiffs’ claims involving retention of information, and is still considering redbox’s motion to dismiss plaintiffs’ claims involving disclosure of information. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally, was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox has removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case subsequently was transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case, redbox has moved to dismiss each of the three cases, and the parties are briefing the plaintiffs’ motion for class certification in the DiSimone and Sinibaldi cases. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Item 1A. Risk Factors

There have been no material changes from risk factors previously disclosed in our 2010 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2011:

	Total Number of Shares Repurchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

7/1/11 - 7/31/11	246	$	48.86	-	$	262,937
8/1/11 - 8/31/11	481	$	45.59	-	$	263,134
9/1/11 - 9/30/11	697	$	41.21	-	$	263,319

	1,424	$	44.01	-	$	263,319

(1)

Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors as described in Note 7: Repurchases of Common Stock in the Notes to Consolidated Financial Statements. We are permitted to repurchase shares of our common stock without limitation provided that we are in compliance with certain covenants required under the terms of our new credit facility.

(2)	Dollars in thousands

Item 6. Exhibits

4.1	Second Amendment to Restricted Stock Purchase Agreement, dated as of August 29, 2011, between Coinstar, Inc. and Sony.

10.1*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.

10.2*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.

10.3*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.

10.4*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO.

10.5*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO.

10.6*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO.

10.7*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO.

10.8	Second Amended and Restated Credit Agreement, dated July 15, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, as well as other lenders that are parties thereto. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Registrant’s Periodic Report on Form 8-K filed on July 21, 2011 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio
Chief Financial Officer
October 27, 2011