Form 10-K
period 2011-12-31
COINSTAR INC
filed 2012-02-09
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported in the NASDAQ Global Select Market System, was approximately $1.7 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 3, 2012 was 30,945,976 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

COINSTAR, INC.

2011 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1.	BUSINESS

Overview

We were incorporated in Delaware on October 12, 1993 and are a leading provider of automated retail solutions that offer convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox business, where consumers can rent or purchase movies and video games from self-service kiosks (“Redbox” segment), and our Coin business, where consumers can convert their coin to cash or stored value products at self-service coin counting kiosks (“Coin” segment). Our New Ventures business (“New Ventures” segment) is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace.

Summary of Recent Divestitures and Acquisitions

The following is a summary of the acquisitions and divestitures that we made during the last five years:

Year	Transaction
2008

•   We increased our ownership percentage of Redbox Automated Retail, LLC (“Redbox”) from 47.3% to 51.0% in the first quarter.

•   We acquired GroupEx Financial Corporation, JRJ Express Inc., and Kimeco, LLC, part of our money transfer business (the “Money Transfer Business”) in the first quarter.

2009	• We increased our ownership percentage of Redbox from 51.0% to 100.0% in the first quarter. • We sold our subsidiaries comprising our entertainment business in the third quarter.

2010	• We sold our subsidiaries comprising our electronic payment business in the second quarter.

2011	• We sold our subsidiaries comprising the Money Transfer Business in the second quarter.

On February 3, 2012, Redbox entered into a Limited Liability Company Agreement and related arrangements with Verizon Ventures IV LLC, a wholly owned subsidiary of Verizon Communications Inc., to form a joint venture (the “Joint Venture”) for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service providing consumers with access to video programming content, including linear content, delivered via broadband networks to video-enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs® from DVD rental kiosks. Additionally, on February 3, 2012, Redbox entered into a purchase agreement with NCR Corporation (“NCR”) (the “NCR Agreement”) to acquire certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business. Additional information about the Joint Venture and the NCR Agreement can be found in Subsequent Events in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 19: Subsequent Events in our Notes to Consolidated Financial Statements.

Additional information related to our acquisitions and divestitures can be found in Note 3: Business Combination and Note 4: Discontinued Operations, Sale of Assets and Assets of Business Held for Sale in our Notes to Consolidated Financial Statements.

Business Segments

Redbox

Within our Redbox segment, we operate approximately 35,400 Redbox kiosks, in 29,300 locations, where consumers can rent or purchase movies and video games. Our Redbox kiosks are available in every state, as well as Puerto Rico and are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walgreens, Walmart and McDonalds. Our Redbox kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s) or video game(s). The process is designed to be fast, efficient and fully automated.

Typically, the daily rental fee at a Redbox kiosk is a flat fee plus tax for one daily rental and, if the consumer chooses to keep the movie or video game for additional days, the consumer is charged for each additional day at the same daily rental fee. Our consumers can rent a movie or video game from one location and return their rental to any of our Redbox locations. Additionally, our consumers may reserve a movie or video game online or via a smart phone application and pick it up at the selected Redbox location.

We generate revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Our content library, which we called our DVD library in prior years, consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. Our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. For additional information related to our content license agreements with studios see Note 18: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Coin

Within our Coin segment, we own and operate approximately 20,200 coin-counting kiosks (approximately 17,200 of which offer a variety of stored value products to consumers) in 19,900 locations, where consumers feed loose change into the kiosks, which count the change and then dispense vouchers or, in some cases, issue stored value products, at the consumer’s election. Our Coin kiosks are available across the U.S., where they provide a convenient and trouble-free service to retailers such as Kroger and Walmart, and in Canada, Puerto Rico, Ireland and the United Kingdom. We are the only multi-national, fully automated network of self-service coin-counting kiosks and are the leader in the U.S. market.

We generate revenue through transaction fees from our consumers and product partners. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value product issued, the transaction fee normally charged to the consumer is charged instead to the card issuers for the coin-counting services.

We estimate that, at any one time, there is $7.0 billion to $10.0 billion worth of coin sitting idle in households in the U.S. In 2011, consumers processed more than $3.0 billion worth of coin through our Coin kiosks. Since inception, our Coin kiosks have counted and processed more than $533.1 billion coins worth more than $30.3 billion in more than $813.7 million self-service coin-counting transactions.

New Ventures

Within our New Ventures segment, we identify, evaluate, build and develop innovative new self-service concepts in the automated retail space through organic growth and external investment. Our New Ventures segment consists primarily of our coffee, refurbished electronics and photo self-service concepts.

We generate revenue primarily through fees charged for products and services offered to consumers in select test markets where we are testing business concepts.

Seasonality

We have historically experienced seasonality in our revenue from our Redbox segment. The summer months have historically been high rental months followed by lower revenue in September and October, due, in part, to the beginning of the school year and the introduction of the new television season. However, we have recently entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. Despite this shift, for 2012, we expect our highest quarterly revenue and earnings in the fourth quarter, however, any seasonal affects may be minimized by the relative attractiveness of movie titles in a particular quarter or year. Our Coin segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

Employees

As of December 31, 2011, we had approximately 2,676 employees. Included in this total were more than 1,896 field service employees throughout the U.S. and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers and service our kiosks.

Additional Business Information

See Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements as well as Item 1A. Risk Factors for additional information related to our segments, intellectual property, competition, limited or sole source suppliers, content, and geographic and significant business relationship information.

Where You Can Get More Information

We meet information-reporting requirements of the Securities and Exchange Act of 1934 by filing and furnishing to the Securities and Exchange Commission (“SEC”) reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. These reports and related materials are available at the SEC website, www.sec.gov, and the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make these reports and related materials available, as soon as reasonably practicable after we electronically deliver such materials to the SEC, free of charge on the Investor Relations section of our website, www.coinstarinc.com.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks or uncertainties actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.

The termination, non-renewal or renegotiation on materially adverse terms of our contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations.

The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. A typical Redbox or Coin retail contract ranges from three to five years and automatically renews until we or the retailer gives notice of termination. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, frequency of service, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 17.5%, 16.0%, and 11.2% of our consolidated revenue from continuing operations, respectively, during 2011. Although we have had, and expect to continue to have, a successful relationship with these retailers, changes to these relationships will continue to occur both in the long- and short-term, some of which could adversely affect our business and reputation. For example, our Coin and Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

There are many risks related to our Redbox business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our nationwide infrastructure of Redbox kiosks. The home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share. There is no assurance that the Redbox kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•

Changes in consumer content delivery preferences, including increased use of digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, digital downloads, online streaming, portable devices, and other mediums, video on demand, subscription video on demand, disposable or download-to-burn DVDs, DVDs with enhanced picture or sound quality (e.g. 3-D), or less demand for high volume of new movie content due to such things as larger home DVD and downloaded movie libraries.

•

Increased availability of digital movie content inventory through digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, online streaming, digital downloads, portable devices, digital lockers, and other mediums.

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

•

The risks described below in “—Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our Redbox business” and “—If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.”

•	Decreased costs for consumers to purchase or receive movie content, including less expensive DVDs, more aggressive competitor pricing strategies and piracy.

Adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition and operating results.

Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our Redbox business.

Traditionally, businesses that rent movies in physical formats, such as DVDs, have enjoyed a competitive advantage over other movie distribution rental channels because of earlier timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the major studios generally have made their movies available on physical formats for a 30- to 45-day release window before release to other movie distribution rental channels, such as pay-per view, video-on-demand, premium television, basic cable, and network and syndicated television. Increasingly, however, major studios have experimented with compressing the window between DVD and video-on-demand release or with releasing movies in each channel simultaneously and in some cases, before they are available for rent. Additionally, in some cases, major studios have staggered releases of DVDs such that a movie might be less available or unavailable for rental for weeks after the DVD becomes available for purchase at a retail outlet or is available by video-on-demand.

However, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including simultaneous video-on-demand/digital downloads/online streaming and DVD releases or making video-on-demand/digital downloads/online streaming available prior to DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and that certain movies will be made available via premium video-on-demand while they are still in theaters. Further, certain studios have implemented or announced their intention to implement policies to lengthen the time that certain video retailers, including those providing movies on physical formats, must wait before renting movies following their initial release on DVD to retailers. For example, Redbox has entered into arrangements with certain studios that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. For example, we believe that the 28-day delayed rental window of certain of our DVD titles during the holiday season negatively impacted our fourth quarter 2010 rental and financial results.

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our Redbox business model is to optimize our inventory of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for the Redbox business would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. For example, we believe that in the fourth quarter of 2010, we purchased too many copies of DVDs for our kiosks, and removed older titles too early, negatively impacting our revenues and gross margins. Further, the delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. In addition, if we are unable to comply with, or lack the necessary internal controls to ensure appropriate documentation and tracking of DVD inventory, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks of theft and misuse of property, any of which may negatively affect our margins in the Redbox business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

For example, we have entered into licensing agreements with certain studios to provide delivery of their DVDs by the “street date,” the first date on which the DVD releases are available to the general public for home entertainment purposes on either a rental or sell-through basis. In addition, we have licensing arrangements with certain studios that make DVDs available for rent 28 days or more after the street date. Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, these agreements require us to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. If the titles or format provided are not attractive to our consumers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our Redbox business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. If consumers choose to rent these DVD titles from our competitors, purchase the DVD titles rather than rent from us, or find our DVD title selection unbalanced or unappealing, our business, operating results and financial condition could be materially and adversely affected. In addition, we have incurred, and may continue to incur, additional non-cash increases to operating expenses, which are amortized over the terms of any such arrangements, that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our existing studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.

Our business has in the past been, and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, in recent years we have been involved in consumer class action lawsuits, a securities class action and derivative lawsuit, and studio litigation, as well as other litigation in the ordinary course of business. In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations.

If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition and results of operations.

We have experienced substantial growth in our business, particularly due to the rapid expansion of Redbox. This growth has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, as appropriate, and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox’s operations have remained primarily in Oakbrook Terrace, Illinois, while Coinstar’s corporate headquarters and Coin operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to provide popular and reliable product and service levels, including for our New Ventures, for our consumers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly-skilled personnel. Also, while we believe that the total addressable market for DVD kiosks is large, we cannot be certain about its size, the most effective plan for locating kiosks, or the optimum market density. Because of our limited operating history and because the DVD kiosk market and our business model for Redbox is rapidly evolving, we have limited or incomplete data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations.

Managing our growth will require significant expenditures and allocation of valuable management and operational resources. If we fail to achieve the necessary level of efficiency in our organization, including otherwise effectively growing our business lines, our business, operating results and financial condition could be harmed.

If we cannot execute on our strategy and offer new automated retail products and services (including through our New Ventures segment), our business could suffer.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through New Ventures. We may invest in other companies offering automated retail services, such as our investment in ecoATM, a company that provides an automated eCycling station that captures, tracks and recycles mobile devices, or we may seek to grow businesses organically, such as our coffee kiosk venture, or we may seek to offer new products on our current kiosks, such as video games on the Redbox kiosk, or new Coin-to-Commerce products on our Coin kiosk. We may enter into joint ventures, such as with Verizon, through which we may expand our product offerings. Any new business opportunity may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize new products and services, we will need to enhance the capabilities of our DVD and coin-counting kiosks or create new kiosks, as well as adapt our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

We have substantial indebtedness.

As of December 31, 2011, $170.6 million and $179.7 million was reflected on our Consolidated Balance Sheets as the outstanding principal balance of our new term loan and revolving credit facility (the “New Credit Facility”) and convertible senior notes, respectively. We may generally prepay amounts borrowed under the New Credit Facility without premium or penalty (other than LIBOR breakage costs). The New Credit Facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the New Credit Facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of the equity interests in our subsidiaries.

This New Credit Facility may limit our ability to obtain future financings and may negatively impact our business, financial condition, results of operations and growth. Due to substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the New Credit Facility contains negative covenants and restrictions relating to such things as certain stock repurchases, liens, investments, capital expenditures, other indebtedness, payments of dividends, and fundamental changes and dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the New Credit Facility requires that we meet certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, all as defined in the New Credit Facility. If the financial covenants are not met or any other event of default occurs under the New Credit Facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies.

We may not have the ability to pay interest on our convertible notes, to repurchase the convertible notes upon a fundamental change or to settle conversions of the convertible notes, as may be required.

The $200.0 million in aggregate principal amount of our 4.00% Convertible Senior Notes due 2014 (the “Notes”) bear interest semi-annually, payable March 1 and September 1 of each year. If a fundamental change occurs under the indenture governing the Notes, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of such Notes (as well as deliver shares of our common stock if applicable). For example, at December 31, 2010, our Notes became convertible in and for the first quarter of 2011 at the option of each holder because the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the fourth quarter of 2010 exceeded 130% of the applicable conversion price. Although no holder converted their Notes, depending on the amount and timing of the payment requirements, we may not have been able to meet all of the obligations relating to Note conversions, which could have had a material adverse effect.

In addition, our New Credit Facility prohibits us from making any cash payments due upon the repurchase or conversion of the Notes if (i) an event of default then exists or would result from the relevant payment under that facility or (ii) after giving effect to the relevant cash payment, we would not be in pro forma compliance with our consolidated leverage ratio test specified in that facility. Any agreements or indebtedness we enter into or incur in the future may further restrict our ability to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes.

Further, if we fail to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes, we will be in default under the indenture governing the Notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing and future indebtedness, including our New Credit Facility. If the repayment of indebtedness were to be accelerated, including after any applicable notice or grace periods, we may not, among other things, have sufficient funds to repay indebtedness or pay interest on, carry out our repurchase obligations relating to, or make cash payments upon conversion of, the Notes.

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

Our Redbox business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie and video game industries, than we have, including:

•	mail-delivery and online retailers, like Netflix or Amazon;

•	traditional video retailers, like Blockbuster and other local and regional video rental providers, and other DVD kiosk businesses;

•	other retailers like Walmart and other chain stores selling DVDs and video games;

•	cable, satellite, and telecommunications providers, like Comcast or DISH Network;

•	traditional movie programmers, like HBO or Showtime;

•	other forms of movie content providers like Internet sites including iTunes, YouTube, Hulu or Google;

•	other forms of video game rental providers, like GameFly;

•	noncommercial sources like libraries; and

•	general competition from other forms of entertainment such as movie theaters, television and sporting events.

Our Coin business faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting kiosks with competitor machines and operate such kiosks themselves or through a third party, or not carry coin-counting kiosks at all deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.

In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our kiosks could be significantly reduced. See the risk factor below entitled, “—Events outside of our control, including the current economic environment, has negatively affected, and could continue to negatively affect, consumers’ use of our products and services.”

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

In addition, our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service the DVD and coin-counting kiosks used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our kiosks. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to, or destruction of, our infrastructure and equipment, including loss of kiosks used to provide our products and services, which losses may not be fully covered by insurance.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our operating systems could harm our business.

The operation of our business depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.

Further, certain aspects of the operating systems relating to our business are provided by third parties, including long-distance telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.

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

Our business involves the movement of large sums of money. Our Coin business requires the effective transfer of large sums of money between many different locations. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient, secure, and error-free handling of the money. We rely on the ability of our employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by employees, or third party vendors, we could suffer financial loss, loss of consumers, regulatory sanctions and damage to our reputation.

Our failure to meet consumer expectations with respect to pricing our products and services may adversely affect our business and results of operations.

Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income. For example, in March 2010, we increased the typical coin-counting transaction fee from 8.9% to 9.8%, and, in October 2011, we increased the daily rental fee for standard definition DVDs from $1.00 to $1.20. In the future, other fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.

We recently experienced changes in our senior management team. The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.

In recent years we experienced significant changes in our senior management team. Further changes in senior management could result in disruptions to our operations. If we lose (including due to the need to travel between Redbox, in Oakbrook Terrace, Illinois and Coinstar headquarters in Bellevue, Washington) or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We may be unable to adequately protect or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 110 United States and international patents related to aspects of self-service coin-counting, including patents regarding machine networking, fraud avoidance and voucher authentication, and over 10 United States and international patents related to aspects of our Redbox business, including patents regarding kiosk security and inventory management. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions related to our kiosks technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our businesses.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, certain United States patent rights based on an early patent application primarily relating to our coin-counting business will expire in September 2012 and a patent relating to Redbox’s “Rent and Return Anywhere” feature expired in June 2010.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending ourselves and our retailers against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our DVD or coin-counting products and services or other products and services in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have, or obtain, proprietary rights that our products infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

We may be unable to attract new retailers and penetrate new markets and distribution channels.

In order to increase our Redbox, coin-counting and other kiosk installations, we need to attract new retailers and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting kiosks in banks and credit unions. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of Redbox, coin-counting and other kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future financial performance could be adversely affected.

Payment of increased fees to retailers or other third party service providers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, urban or rural locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business. In addition, we accept payment for DVD and game rentals through debit and credit card transactions. For these payments, we pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services.

Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.

Our consumers’ use of many of our products and services is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty still affecting potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchases during the coming periods if the current economic environment continues. In addition, because our business relies in part on consumers initially visiting retailers to purchase products and services that are not necessarily our products and services, if consumers are visiting retailers less frequently and being more careful with their money when they do, these tendencies may also negatively impact our business.

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

Lack of consumer confidence, whether real or perceived, in our coin-counting kiosks could harm our business.

The accuracy of the coin-counting functionality of our kiosks is important to consumers and our retailers. The failure to maintain consumer confidence in our technology and systems could harm our business. Our inability to collect the data from our coin-counting kiosks could lead to a delay in processing coins and crediting the accounts of our retailers for vouchers that have already been redeemed. Any inaccuracy, loss or delay in collecting or processing coin data could seriously harm our operations.

Our future operating results may fluctuate.

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our Redbox and Coin kiosks, our ability to develop and commercialize new products and services, including through New Ventures, and the costs incurred to do so, and our ability to successfully integrate newer lines of business and acquisitions (including certain assets from NCR Corporation (“NCR”)) and other third-party relationships (such as our joint venture with Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc.) into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	fluctuations in revenue generated by our Redbox and Coin businesses;

•	fluctuations in operating expenses, such as the amortization of our content library, and transaction fees and commissions we pay to our retailers;

•

our ability to establish or maintain effective relationships with significant partners, retailers and suppliers on acceptable terms, including partners with whom we are jointly managing a business of which we are a minority owner (such as our joint venture with Verizon);

•	the amount of service fees that we pay to our retailers;

•	the transaction fees we charge consumers to use our services;

•	fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, and the level of DVD migration between kiosks;

•	the successful operation of our network;

•	the commercial success of our retailers, which could be affected by such factors as general economic conditions, severe weather or strikes;

•	the successful use and integration of assets and businesses acquired or invested in, including those acquired from NCR;

•	the level of product and price competition;

•	fluctuations in interest rates, which affects our debt service obligations;

•	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services, including potential offerings made through joint ventures;

•	activities of, and acquisitions or announcements by, competitors; and

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions.

In addition, we have historically experienced seasonality in our revenue from our Redbox segment. The summer months have historically been high rental months followed by lower revenue in September and October, due, in part, to the beginning of the school year and the introduction of the new television season. However, we have recently entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. Despite this shift, for 2012, we expect our highest quarterly revenue and earnings in the fourth quarter, however, any seasonal affects may be minimized by the relative attractiveness of movie titles in a particular quarter or year. Our Coin segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our kiosks.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our kiosks. We intend to continue to expand our installed base of kiosks. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for Redbox or coin-counting kiosks, we may be unable to meet such demand due to manufacturing constraints.

Some key hardware components used in the Redbox and coin-counting kiosks are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining Redbox or coin-counting kiosks, either of which could seriously harm our business, financial condition and results of operations.

In addition, we rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for pick-up, processing and depositing of coins, as well as to provide limited servicing of our kiosks. We generally contract with a single transportation provider and coin processor to service a particular region. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up coin processing service in the event of a sudden disruption in service from a commercial coin processor. Any failure by us to maintain our existing coin processing relationships or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

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

In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our Redbox and Coin businesses. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements may increase, perhaps substantially.

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

We currently have Coin operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of kiosks internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

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

As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in February 2012, Redbox entered into an agreement to acquire certain assets of NCR Corporation related to its self-service DVD kiosk business and also entered into a joint venture arrangement with Verizon to launch a nationwide “over-the-top” video distribution and offer rental of physical DVDs and Blu-ray Discs® from DVD rental kiosks. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully close (in the case of the NCR acquisition, we have applied for applicable governmental anti-trust approvals, but may not receive such approvals) or integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we will not have the right or power to direct the management or policies of the joint venture with Verizon in the manner we may desire, and other participants may take action contrary to our interests, although we may be called to invest additional sums nonetheless. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. In addition, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims and other violations of applicable law;

•	losses related to acquisitions and investments;

•	managing relationships with other investors and the companies in which we have made investments, including, in some cases, as minority partner;

•	reduced liquidity, including through the use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments;

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company, acquired assets or joint ventures;

•	inability to efficiently divest unsuccessful acquisitions and investments;

•	stockholder dilution if an acquisition is consummated through an issuance of our securities;

•	imposition of restrictive covenants and increased debt service obligations that provide us less flexibility in how we operate our business to the extent we borrow to finance an acquisition;

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•

costs incurred in identifying and performing due diligence on potential targets and negotiating agreements that may or may not be successful, including payment of break-up fees if transactions are not closed (such as may be the case in the NCR asset acquisition if the transaction does not receive applicable governmental anti-trust approval);

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business;

•	entrance into markets in which we have no direct prior experience, such as the digital market through our joint venture with Verizon; and

•	impairment of goodwill and acquired intangible assets arising from our arrangements and investments.

Our stock price has been, and may continue to be, volatile.

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2011, the closing price of our common stock ranged from $37.43 to $60.71 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier, distributor, or other third-party relationships;

•	trends and fluctuations in the use of our Redbox and Coin businesses;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and

•	industry developments.

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

We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in two office buildings, totaling 80,780 square feet under two leases that expire December 31, 2019. Our Coin and New Ventures segments each use part of this space.

Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 159,399 square feet, and these premises are under a lease that expires on July 31, 2021. Our Redbox and New Ventures segments each use part of this space.

ITEM 3.	LEGAL PROCEEDINGS

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. The parties are currently working on a stipulation of settlement that will be filed with the Court in February 2012. The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint until February 23, 2012, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar.

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

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated

California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. Plaintiffs have until February 2012 to appeal. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

2011	High	Low
Quarter 1	$59.29	$37.80
Quarter 2	57.35	44.85
Quarter 3	60.71	37.43
Quarter 4	57.07	38.76

2010	High	Low
Quarter 1	$33.58	$25.37
Quarter 2	59.43	32.27
Quarter 3	50.16	38.75
Quarter 4	67.56	41.47

The approximate number of holders of record of our common stock at February 3, 2012 was 104.

Dividends

We have never declared or paid any cash dividends on our common stock. In addition, we have restrictions relating to the payment of dividends under our current credit facility. Currently we intend to retain all future earnings for the foreseeable future to fund development and growth of our business, retire debt obligations or repurchase our common stock.

Repurchases of Common Stock

Following our Board of Directors authorization granted in July 2011, and consistent with the terms of our credit facility, we are permitted to repurchase up to (i) $250.0 million of our common stock plus (ii) cash proceeds received after July 15, 2011, from the exercise of stock options by our officers, directors or employees. In addition, we are permitted to repurchase, under our other board authorized repurchase plan, up to $12.5 million of our common stock. These authorizations allowed us to repurchase up to $264.4 million of our common stock as of December 31, 2011. Repurchased shares become a part of treasury stock.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2011:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
10/1/11 - 10/31/11	610	$49.54	—	$263,494
11/1/11 - 11/30/11	199	42.69	—	263,979
12/1/11 - 12/31/11	—	—	—	264,398

	809	47.86	—	264,398

(1)

Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors as described in Note 9: Repurchases of Common Stock in our Notes to Consolidated Financial Statements. We are permitted to repurchase shares of our common stock without limitation provided that we are in compliance with certain covenants required under the terms of our credit facility.

(2)	Dollars in thousands

Unregistered Sales of Equity Securities

On October 26, 2011, we issued 100,000 shares of unregistered restricted common stock to Paramount as partial consideration for licenses to content under a revenue sharing license agreement discussed in Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Paramount represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Paramount represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Statement of Net Income Data	2011	2010	2009	2008	2007
Revenue	$1,845,372	$1,436,421	$1,032,623	$650,079	$260,846
Operating income	$209,885	$143,207	$104,712	$86,144	$55,610
Income from continuing operations	$114,951	$65,894	$43,693	$45,727	$22,389
Income (loss) from discontinued operations, net of tax(1)	(11,068)	(14,886)	13,577	(17,178)	(43,721)

Net income (loss)	103,883	51,008	57,270	28,549	(21,332)
Net income attributable to non-controlling interests(2)	—	—	(3,627)	(14,437)	(921)

Net income (loss) attributable to Coinstar, Inc.	$103,883	$51,008	$53,643	$14,112	$(22,253)

Basic income per share from continuing operations attributable to Coinstar, Inc.	$3.76	$2.11	$1.33	$1.12	$0.77
Basic income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.36)	(0.48)	0.45	(0.62)	(1.57)

Basic net income (loss) per share attributable to Coinstar, Inc.	$3.40	$1.63	$1.78	$0.50	$(0.80)

Diluted income per share from continuing operations attributable to Coinstar, Inc.	$3.61	$2.03	$1.31	$1.10	$0.77
Diluted income (loss) per share from discontinued operations attributable to Coinstar, Inc.	(0.35)	(0.46)	0.45	(0.60)	(1.57)

Diluted net income (loss) per share attributable to Coinstar, Inc.	$3.26	$1.57	$1.76	$0.50	$(0.80)

Shares used in basic per share calculations	30,520	31,268	30,152	28,041	27,805

Shares used in diluted per share calculations	31,869	32,397	30,514	28,464	27,805

	As of December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
Cash and cash equivalents	$341,855	$183,416	$145,857	$140,501	$160,504
Total assets	1,467,950	1,282,711	1,222,799	1,066,714	768,573
Total debt, capital lease obligations and other	397,099	377,321	468,755	345,898	260,892
Common stock	481,249	434,169	406,333	369,735	354,509
Total stockholders’ equity	531,015	443,122	412,391	320,028	305,130

(1)	Discontinued operations for all periods presented includes the results of operations from:
•	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in June 2011;
•	our E-Payment Business, which was sold in the second quarter of 2010; and
•	our Entertainment Business, which was sold in the third quarter of 2009.
(2)	As a result of our ownership interest increase in Redbox from 47.3% to 51.0% on January 18, 2008, we began consolidating Redbox’s financial results at this time. In addition, we purchased the remaining 49.0% of Redbox’s interest in February 2009. There was no non-controlling interest reported after February 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Changes in Our Organizational Structure

During the first quarter of 2011, in addition to our existing Redbox and Coin segments, we added a third reportable segment, New Ventures, to reflect changes in how our chief executive officer (“CEO”) manages our businesses and allocates resources for the future growth of the company. Our New Ventures segment consists primarily of our Coffee self-service concept and includes certain other self-service concepts such as refurbished electronics and photo services.

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

During the second quarter of 2011, we exited one of the self-service concepts we were testing, which was included in our New Ventures segment. Based on our materiality assessment, we consider the results of that self-service concept to be immaterial and therefore have elected not to present it as a discontinued operation in our Consolidated Statements of Net Income.

Comparability of Segment Results

We have recast prior period results for the following:

•	The addition of our New Ventures segment, which includes our self-service concepts, which were part of our Coin and Redbox segments prior to the first quarter of 2011; and

•

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated expenses to direct operating expenses in our Redbox segment beginning in the first quarter of 2011.

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox segment, where consumers can rent or purchase movies and video games from self-service kiosks, and our Coin segment, where consumers can convert their coin to cash or stored value products at self-service coin-counting kiosks. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace.

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

Subsequent Events

•

On February 3, 2012, we announced an agreement between Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., to form a joint venture (the “Joint Venture”) to develop, launch, market and operate a nationwide “over-the-top” video distribution service which will provide consumers with access to video programming content delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs® from Redbox kiosks. Redbox is initially acquiring a 35.0% ownership interest in the Joint Venture and will make an initial capital contribution of $14.0 million in cash. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture (generally following the fifth anniversary of the Limited Liability Company Agreement (the “LLC Agreement”) or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting.

•

On February 3, 2012, we announced an agreement between Redbox and NCR Corporation (“NCR”) (the “NCR Agreement”), to acquire certain assets of NCR’s self-service entertainment DVD kiosk business. The purchase price includes a $100.0 million cash payment, which may be adjusted if certain contracts aren’t transferred at closing, and the assumption of certain liabilities of NCR that are related to the assets acquired. The closing of the transaction is subject to the Hart Scott Rodino Antitrust Improvements Act, as amended (“HSR”). If antitrust approval is not obtained, then Rebox is required to pay NCR a $10.0 million break fee within five days of the termination. We expect the transaction will be recorded as a business combination. Additionally, in connection with the NCR Agreement, we intend to enter into a strategic arrangement with NCR for manufacturing and services during the five-year period post-closing. At the end of the five-year period, if the aggregate amount paid in margin to NCR for manufacturing and services delivered equaled less than $25.0 million, we would pay NCR the difference between such aggregate amount and $25.0 million. Assuming HSR approval, we expect the transaction to close no later than the third quarter of 2012.

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations.

Dollars in thousands, except per share amounts	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Revenue	$1,845,372	$1,436,421	$1,032,623	$408,951	28.5%	$403,798	39.1%
Operating income	$209,885	$143,207	$104,712	$66,678	46.6%	$38,495	36.8%
Income from continuing operations	$114,951	$65,894	$43,693	$49,057	74.4%	$22,201	50.8%
Diluted earnings per share from continuing operations	$3.61	$2.03	$1.31	$1.58	77.8%	$0.72	55.0%

2011 Events

During the second quarter of 2011, we completed the sale of our Money Transfer Business to Sigue Corporation for $19.5 million in cash and a note receivable of $29.5 million. For additional information about the sale see Note 4: Discontinued Operations, Sale of Assets of Businesses and Assets Held for Sale in our Notes to Consolidated Financial Statements.

Comparing 2011 to 2010

Revenue increased $409.0 million, or 28.5%, primarily due to new kiosk installations and same store sales growth in our Redbox segment.

Operating income increased $66.7 million, or 46.6%, primarily due to our Redbox segment, where revenue growth was partially offset by increased content costs, revenue share and processing fees and general and administrative expenses as a result of overall business growth and implementation of a company-wide Enterprise Resource Planning (“ERP”) system.

Income from continuing operations increased $49.1 million, or 74.4%, primarily due to the following:

•	Higher operating income in our Redbox segment; and

•	Decreased interest expense related to principal payments made on our revolving credit facility and the expiration of our interest rate swap agreement; partially offset by

•	Increased income tax expense primarily due to higher pretax income, partially offset by a lower effective tax rate.

Comparing 2010 to 2009

Revenue increased $403.8 million, or 39.1%, primarily due to new kiosk installations and same store sales growth in our Redbox segment.

Operating income increased $38.5 million, or 36.8% primarily due to our Redbox segment where revenue growth was partially offset by increased content costs and depreciation expense from new kiosk installations. The increase in our Redbox segment was partially offset by a decline in operating income in our Coin segment.

Income from continuing operations increased $22.2 million, or 50.8%, primarily due to the following:

•	Higher operating income in our Redbox segment; partially offset by

•	Lower operating income in our Coin segment; and

•	A higher effective income tax rate.

For additional information about our consolidated results refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share-Based Payments

Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expense associated with share-based compensation to our executives, non-employee directors and employees is part of our shared service support function and is not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Unallocated Share-Based Compensation

Dollars in thousands	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Direct operating	$473	$689	$509	$(216)	(31.3)%	$180	35.4%
Marketing	50	18	25	32	177.8%	(7)	(28.0)%
Research and development	318	241	192	77	32.0%	49	25.5%
General and administrative	9,139	7,797	6,680	1,342	17.2%	1,117	16.7%

Total	$9,980	$8,745	$7,406	$1,235	14.1%	$1,339	18.1%

Share-based compensation expense increased $1.2 million, or 14.1% during 2011 and $1.3 million, or 18.1% during 2010 due to an increase in the number, and fair value, of restricted stock awards granted.

Segment Results

Our discussion and analysis that follows covers results from continuing operations for our Redbox, Coin and New Ventures segments.

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared service support functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.

We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We continually evaluate our shared service support function’s allocation methods used for segment reporting purposes, which may result in changes to segment allocations in future periods.

We also review same store sales which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with high-performing kiosks, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year.

Revenue

Our Redbox segment generates revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Our Coin segment generates revenue primarily through transaction fees from our consumers and product partners and we pay retailers a percentage of our revenue. Our New Ventures segment generates revenue primarily through fees charged for products or services offered to consumers in select test markets where we are validating the business concepts.

Our segment operating expenses include the following categories:

Direct Operating

Direct operating expenses consist primarily of (1) amortization of our content library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin processing expenses, and (4) field operations support. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.

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

Depreciation and Amortization

Our depreciation and other expenses consist primarily of depreciation charges on our installed kiosks as well as on computer equipment and leased automobiles.

Detailed financial information about our business segments, including geographic financial information and significant customer relationships is provided in Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

Dollars in thousands, except net revenue per rental amounts	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Revenue	$1,561,598	$1,159,709	$773,430	$401,889	34.7%	$386,279	49.9%
Expenses:
Direct operating	1,134,167	859,774	585,192	274,393	31.9%	274,582	46.9%
Marketing	22,041	14,231	8,177	7,810	54.9%	6,054	74.0%
Research and development	74	—	—	74	—	—	—
General and administrative	120,384	94,854	78,490	25,530	26.9%	16,364	20.8%

Segment operating income	284,932	190,850	101,571	94,082	49.3%	89,279	87.9%
Depreciation and amortization	(115,430)	(93,445)	(60,688)	(21,985)	23.5%	(32,757)	54.0%

Operating income	$169,502	$97,405	$40,883	$72,097	74.0%	$56,522	138.3%

Operating income as a percentage of revenue	10.9%	8.4%	5.3%
Same store sales growth	18.3%	13.0%	27.7%
Effect on change in revenue from same store sales growth	$206,512	$98,219	$104,898	$108,293	110.3%	$(6,679)	(6.4)%
Ending number of kiosks	35,400	30,200	22,400	5,200	17.2%	7,800	34.8%
Total rentals (in thousands)	684,000	534,518	368,746	149,482	28.0%	165,772	45.0%
Net revenue per rental	$2.28	$2.16	$2.05	$0.12	5.6%	$0.11	5.4%

2011 Events

•

During the second quarter, we launched video game rentals at our kiosks nationwide. We offered video game titles across three platforms, PLAYSTATION® 3, Nintendo Wii™ and Xbox 360®, with a $2.00 daily rental fee;

•

During the third quarter, we amended our content agreement with Lions Gate Films, Inc. (“Lionsgate”) regarding the licensing of minimum quantities of theatrical and direct-to-video DVD and Blu-ray discs. As a result of the amendment, Lionsgate elected not to exercise its right to early terminate the licensing arrangement and the term was extended to August 31, 2014;

•

During the third quarter, we amended our content agreement with SPHE Scan Based Trading Corporation (“Sony”) whereby; (i) the scheduled vesting of certain shares of restricted stock was extended from August 1, 2011 to August 1, 2012 and (ii) the number of weeks we can offer Sony content was extended from 26 weeks to 52 weeks;

•

During the fourth quarter, we entered into an amendment to the revenue sharing license agreement with Paramount Home Entertainment, Inc. (“Paramount”) which provided, among other things, that; (i) Paramount waived its current termination right to end the licensing arrangement at the end of 2011, (ii) Paramount receives, at its sole discretion, the option for two one-year extensions following the initial five-year agreement term, which currently ends on December 31, 2014 (each exercised extension would provide for a grant of 50,000 shares of restricted stock vesting at the beginning of each extension), (iii) the content license period was extended from 26 weeks to 52 weeks and (iv) Paramount was granted 100,000 shares of restricted stock which will vest according to the vesting schedule of the current restricted stock purchase agreement with Paramount; and

•	During the fourth quarter, we announced that the daily rental fee for renting a standard definition DVD would increase to $1.20 from $1.00. The daily rental fee of our video games and Blu-ray rentals remained unchanged. The price increase was instituted primarily as a result of higher operating expenses, including increased regulated debit card interchange fees.

Comparing 2011 to 2010

Revenue increased $401.9 million, or 34.7% primarily due to the following:

•	$206.5 million from same store sales growth of 18.3%; and

•	$195.4 million from new kiosk installations.

Both amounts reflect the benefit of the increase in the daily rental fee from $1.00 to $1.20 in late October 2011 on standard definition rentals, as well as a $0.12 increase in net revenue per rental primarily due to continued growth in video game rentals, which were rolled out nationally in June 2011, and Blu-ray rentals, both of which have higher daily rental fees.

Operating income increased $72.1 million, or 74.0%, primarily due to the following:

•	$401.9 million increase in revenue as described above; partially offset by a

•

$274.4 million increase in direct operating expenses attributable to revenue growth, including higher than optimal DVD product costs related to purchases of December 2010 and January 2011 titles, as well as increased game product costs in support of our national video game rollout in June 2011, increased revenue share and payment card processing fees and increased kiosk field operations expenses. Partially offsetting these increases were extensions of the DVD license amortization periods from 26 weeks to 52 weeks for certain studios due to amended agreements and lower restricted stock expense due to a lower market price of our common stock on the last day of the calculation period when compared to the prior period. As our installed kiosk base grows, we continue to better utilize our existing field resources and lower the servicing costs per kiosk. Direct operating expenses as a percent of revenue for 2011 was 72.6%, down 1.5 percentage points from 74.1% in 2010;

•

$25.5 million increase in general and administrative expenses primarily related to supporting overall business growth and strengthening of our infrastructure, including the company-wide implementation of an ERP system. As in past periods, we continue to leverage our general and administrative expenses as they decreased as a percent of revenue 0.5 percentage points from 8.2% in 2010 to 7.7% in 2011;

•

$22.0 million increase in depreciation and amortization expenses due to growth in the installed kiosk base, as well as the continued build-out of our technology infrastructure, partially offset by $5.5 million of accelerated depreciation in 2010 related to the 2010 closure of our DVDXpress branded kiosks; and a

•	$7.8 million increase in marketing expenses due to affiliate programs, search engine marketing, and promotional email, as well as additional studio marketing during 2011.

On January 31, 2012, we announced that our contract with Warner Brothers expired and that we will work to provide Warner Brothers content for rental in our Redbox kiosks through alternative means.

Comparing 2010 to 2009

Revenue increased $386.3 million, or 49.9%, primarily due to the following:

•	$288.1 million from new kiosk installations; and

•	$98.2 million from same store sales growth of 13.0%.

Both amounts reflect the benefit of an $0.11 increase in net revenue per rental, primarily due to an increase in the average number of nights per consumer rental and the expanded offering of video game rentals in certain markets.

Operating income increased $56.5 million, or 138.3%, primarily due to the following:

•	$386.3 million increase in revenue as described above; partially offset by a

•

$274.6 million increase in direct operating expenses attributable to the revenue growth, which was primarily due to higher DVD and game product costs, revenue share and payment card processing fees and increased kiosk field operations expenses, as well as increased restricted stock expense due to a higher market price of our common stock on the last day of the period when compared to the prior period. As our installed kiosk base continues to increase, we are able to better utilize our existing field resources and lower the servicing costs per kiosk. As a percent of revenue, direct operating expenses decreased 1.6 percentage points to 74.1% in 2010 from 75.7% in 2009;

•

$32.8 million increase in depreciation and amortization expenses due to growth in the installed kiosk base, as well as the continued build-out of our technology infrastructure. In addition, in 2010, there was $5.5 million in accelerated depreciation related to the 2010 closure of DVDXpress branded kiosks;

•

$16.4 million increase in general and administrative expenses related primarily to new hires, mainly in the information technology, software development, customer experience and marketing areas, as well as professional consulting services supporting overall business growth and strengthening of our infrastructure. We continue to leverage our general and administrative expenses as they decreased as a percent of revenue 1.9 percentage points from 10.1% in 2009 to 8.2% in 2010; and a

•

$6.1 million increase in marketing expenses due to certain national marketing programs, including radio advertising, search engine marketing, and social media outlets, which began in the second quarter of 2010, as well as affiliate programs and promotional email.

Coin

Dollars in thousands, except average transaction size	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Revenue	$282,382	$275,982	$258,516	$6,400	2.3%	$17,466	6.8%
Expenses:
Direct operating	145,362	138,985	128,997	6,377	4.6%	9,988	7.7%
Marketing	6,142	9,082	7,214	(2,940)	(32.4)%	1,868	25.9%
Research and development	6,542	6,159	5,120	383	6.2%	1,039	20.3%
General and administrative	23,370	20,060	14,576	3,310	16.5%	5,484	37.6%
Litigation	—	5,379	—	(5,379)	(100.0)%	5,379	—

Segment operating income	100,966	96,317	102,609	4,649	4.8%	(6,292)	(6.1)%
Depreciation and amortization	(31,922)	(29,721)	(28,007)	(2,201)	7.4%	(1,714)	6.1%

Operating income	$69,044	$66,596	$74,602	$2,448	3.7%	$(8,006)	(10.7)%

Operating income as a percentage of revenue	24.5%	24.1%	28.9%
Same store sales growth	2.1%	6.7%	(3.7)%
Ending number of kiosks	20,200	18,900	19,200	1,300	6.9%	(300)	(1.6)%
Total transactions	75,552	76,164	78,373	(612)	(0.8)%	(2,209)	(2.8)%
Average transaction size	$38.78	$37.80	$37.40	$0.98	2.6%	$0.40	1.1%

Comparing 2011 to 2010

Revenue increased $6.4 million, or 2.3%, primarily due to growth in larger than average coin-to-voucher transactions and strengthening of our coin-to-prepaid product transactions, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.98 increase in average transaction size to $38.78. The increase in average transaction size was partially offset by a decline in total transactions of 612,000. The combined impacts led to an increase in same store sales during the period of 2.1%.

Operating income increased $2.4 million, or 3.7%, primarily due to the following:

•	$6.4 million increase in revenue as described above; and a

•	$2.9 million decrease in marketing expenses due to lower advertising spend on national promotions;

•	$5.4 million decrease in litigation expense due to the settlement of patent litigation with ScanCoin expensed during the first quarter of 2010; partially offset by a

•

$6.4 million increase in direct operating expenses due to higher revenue share from revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher kiosk field operations costs primarily from higher gasoline, leased vehicle and parts and supplies expense; and increased allocated expenses from our shared services support function. These increased expenses were partially offset by lower coin processing related expenses, including a credit received from a vendor in 2011 for previously-processed mutilated coin;

•

$3.3 million increase in general and administrative expenses arising from higher allocated expenses from our shared service support functions to support overall business growth and strengthening of our infrastructure, as well as expense related to an international tax assessment; and a

•

$2.2 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared service support function for data center expansion and ERP implementation costs, as well as higher depreciation from an increase in the number of kiosks deployed primarily due to the new Safeway relationship we entered in 2011.

Comparing 2010 to 2009

Revenue increased $17.5 million, or 6.8%, primarily due to same store sales growth as a result of an increase in our coin-counting transaction fee from 8.9% to 9.8% that took effect for most of our coin-counting kiosks in the U.S. during the first quarter of 2010, as well as a $0.40 increase in average transaction size to $37.80, offset by a 2.2 million decrease in total transactions.

Operating income decreased $8.0 million, or 10.7%, primarily due to the following:

•

$10.0 million increase in direct operating expenses from higher revenue share expense paid to our retail partners as a result of the coin-counting fee increase and higher operating costs related to kiosk field operations, bank fees and kiosk property tax expense;

•

$5.5 million increase in general and administrative expenses primarily due to an increase in allocated costs from our shared service support functions as a result of increased headcount and related costs, as well as investment in infrastructure to support overall business growth which grew faster than the related revenues;

•	$5.4 million increase in litigation expense from the settlement of patent litigation with ScanCoin expensed during the first quarter of 2010;

•

$1.9 million increase in marketing expense from our launch of additional marketing programs, including regional billboards, brand ID, and multiple media channels, to reengage our consumers during 2010 and drive sustainable demand during 2011;

•

$1.7 million increase in depreciation and amortization expenses primarily as a result of higher allocated expenses from our shared service support function due to continued investment in our shared service infrastructure; and a

•

$1.0 million increase in research and development expense as a result of the expansion of our development and design of complementary new product ideas and continued efforts to enhance our existing products and services including a new user interface; partially offset by a

•	$17.5 million increase in revenue as described above.

New Ventures

Dollars in thousands	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Revenue	$1,392	$730	$677	$662	90.7%	$53	7.8%
Expenses:
Direct operating	3,349	1,493	1,343	1,856	124.3%	150	11.2%
Marketing	771	505	63	266	52.7%	442	701.6%
Research and development	4,623	1,037	—	3,586	345.8%	1,037	—
General and administrative	10,464	5,918	1,352	4,546	76.8%	4,566	337.7%

Segment operating loss	(17,815)	(8,223)	(2,081)	(9,592)	(116.6)%	(6,142)	(295.1)%
Depreciation and amortization	(866)	(3,826)	(1,286)	2,960	(77.4)%	(2,540)	197.5%

Operating loss	$(18,681)	$(12,049)	$(3,367)	$(6,632)	(55.0)%	$(8,682)	(257.9)%

2011 Events

•	We launched three new self-service concepts into test markets to validate the concepts; and

•	We exited one of our self-service concept test programs.

Comparing 2011 to 2010

Revenue increased $0.7 million, or 90.7% primarily due to an increased number of kiosks for new and existing self-service concepts.

Operating loss increased $6.6 million, or 55%, primarily due to the following:

•

$4.5 million increase in general and administrative expenses due to increased headcount to support growth of existing self-service concepts, as well as the start-up of new self-service concepts, higher allocated costs from our shared service support functions and a $0.5 million charge associated with exiting one of our self-service concept test programs during the second quarter of 2011;

•	$3.6 million increase in research and development expenses associated with the design and build out of new self-service concepts; and a

•

$1.9 million increase in direct operating expenses due to a $0.7 million charge for purchases of additional prototype kiosks, which we expense as acquired during the piloting phase, additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets; offset by a

•

$3.0 million decrease in depreciation and amortization expenses due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosk, offset by a $0.6 million charge for the early retirement of kiosks associated with exiting one of our self-service concept test programs in the first quarter of 2011.

We expect to continue to invest in self-service concepts that meet our requirements and show the most promise towards future success.

Comparing 2010 to 2009

Revenue increased $0.1 million, or 7.8%, primarily due to the addition of new self-service concepts.

Operating loss increased $8.7 million, or 257.9%, primarily due to the following:

•

$4.6 million increase in general and administrative expenses primarily as a result of a $2.1 million increase in spending related to new self-service concepts and the additional allocated expenses from our shared service functions to support overall business growth;

•

$2.5 million increase in depreciation and amortization expenses due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosk, offset by fewer capitalized kiosks in 2010; and a

•	$1.0 million increase in research and development expenses associated with the design of new self-service concepts.

Interest Expense

Dollars in thousands	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Cash interest expense	$16,468	$26,278	$30,566	$(9,810)	(37.3)%	$(4,288)	(14.0)%
Non-cash interest expense	9,515	8,586	3,682	929	10.8%	4,904	133.2%

Total interest expense	$25,983	$34,864	$34,248	$(8,881)	(25.5)%	$616	1.8%

Comparing 2011 to 2010

Interest expense decreased $8.9 million, or 25.5%, primarily due to a lower average debt balance as a result of net payments on our revolving credit facility, as well as the expiration of our interest rate swap in 2011; partially offset by an increase in non-cash interest expense related to the amortization of our convertible debt discount.

Comparing 2010 to 2009

Interest expense increased $0.6 million, or 1.8%, primarily due to an increase in non-cash interest expense related to the amortization of debt discount on our convertible debt, which was issued in September 2009, partially offset by a lower average debt balance as we paid down our revolving credit facility by $75.0 million in August 2010.

Early Retirement of Debt

The $1.1 million charge for early retirement of debt in 2009 related to our early retirement of our $87.5 million term loan in conjunction with the issuance of our $200.0 million convertible senior notes in September 2009.

Income Tax Expense

Our effective tax rate from continuing operations was 37.8%, 39.5% and 37.1% in 2011, 2010 and 2009, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35% and our effective tax rate:

•	The decrease in our effective tax rate from 2010 to 2011 was attributable primarily to higher levels of federal and state research and general business credits and other discrete items; and

•

The increase in our effective tax rate from 2009 to 2010 was primarily attributable to a decrease in our non-controlling interest income after we purchased the remaining non-controlling interests in Redbox in February 2009.

Non-Controlling Interests

Non-controlling interest of $3.6 million in 2009 represents the operating results, net of tax, for our 49.0% stake in Redbox that we did not own prior to our purchase of the remaining non-controlling interests in February 2009.

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

Adjusted EBITDA from Continuing Operations

We use the non-GAAP financial measure adjusted earnings, before interest, taxes, depreciation, amortization and other, and share-based payment expense from continuing operations (“adjusted EBITDA from continuing operations”) because our management believes that adjusted EBITDA from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness. In addition, management uses adjusted EBITDA from continuing operations to internally evaluate performance and manage operations. Because adjusted EBITDA calculations may vary among other companies, the adjusted EBITDA from continuing operations figures presented herein may not be comparable with similarly titled measures of other companies. Adjusted EBITDA from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures.

A reconciliation of adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented below:

Dollars in thousands	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Income from continuing operations	$114,951	$65,894	$43,693	$49,057	74.4%	$22,201	50.8%
Depreciation, amortization and other	148,218	126,992	89,981	21,226	16.7%	37,011	41.1%
Interest expense, net	23,822	34,705	34,248	(10,883)	(31.4)%	457	1.3%
Income taxes	69,777	43,032	25,720	26,745	62.2%	17,312	67.3%
Share-based payments expense(1)	16,211	16,016	8,816	195	1.2%	7,200	81.7%
Early retirement of debt	—	—	1,082	—	—	(1,082)	(100.0)%

Adjusted EBITDA from continuing operations	$372,979	$286,639	$203,540	$86,340	30.1%	$83,099	40.8%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

The increases in our adjusted EBITDA from continuing operations during both 2011 and 2010 were primarily due to improvements in the results of our Redbox segment. The other components of adjusted EBITDA have been discussed previously in the results of operations section above.

Free Cash Flow from Continuing Operations

From time to time, we use the non-GAAP financial measure free cash flow from continuing operations (“FCF”). The difference between FCF from continuing operations and net cash provided by operating activities, which is the most comparable GAAP financial measure, is that FCF from continuing operations reflects the impact of capital expenditures. Our management believes that FCF from continuing operations provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. FCF from continuing operations is not meant to be considered in isolation or as a substitute for U.S. GAAP financial measures. The table below provides a reconciliation of net cash flows from operating activities from continuing operations, to FCF from continuing operations:

Dollars in thousands	Year Ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	$	%	$	%
Net cash provided by operating activities	$406,516	$315,619	$123,890	$90,897	28.8%	$191,729	154.8%
Purchase of property and equipment	(179,236)	(170,847)	(148,467)	(8,389)	4.9%	(22,380)	15.1%

FCF	$227,280	$144,772	$(24,577)	$82,508	57.0%	$169,349	(689.1)%

An analysis of our net cash from operating activities and used in investing and financial activities from continuing operations is provided below.

Liquidity and Capital Resources

We believe our existing cash, cash equivalents and amounts available to us under our new credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coin kiosks generate lower than historical volume, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements and the cost of developing potential new product service offerings and enhancements and cash required to fund future acquisitions and investment.

Net Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased by $90.9 million in 2011 compared to 2010 primarily due to the following:

•	$52.9 million increase in net income to $103.9 million primarily due to increased operating income in our Redbox segment;

•	$42.5 million net increase in non-cash expenses to $243.6 million primarily due to increased depreciation on kiosks and higher deferred income taxes; and a

•

$4.4 million net decrease in working capital to $59.0 million primarily due to cash inflows of $42.9 and $26.6 million from decreased purchases of content and increased accrued payable to retailers, respectively, which were offset by $68.8 million from the pay down of accounts payable.

Net Cash Used in Investing Activities from Continuing Operations

We used $175.2 million of net cash in our investing activities from continuing operations during 2011 primarily due to the following:

•	$179.2 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our ERP implementation; and

•	$4.9 million used for equity investments; partially offset by

•	$8.2 million of cash proceeds from the sale of our Money Transfer Business.

Net Cash Used in Financing Activities from Continuing Operations

We used $69.4 million of net cash in our financing activities from continuing operations during 2011 primarily due to the following:

•	$150.0 million used to pay off our revolving line of credit under our old credit facility;

•	$63.3 million used to repurchase our common stock, including the settlement of our accelerated stock repurchase program; and

•	$28.2 million used for principal payments on our capital lease obligations, term loan and other long-term debt; partially offset by

•	$175.0 million in term loan borrowings under our New Credit Facility.

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. Prior to 2011, we provided three categories—(i) cash and cash equivalents, (ii) cash in machine or in transit, and (iii) cash in process, when presenting our cash in the Consolidated Balance Sheets. As a result of the growth in our Redbox business, the percentage of our Coin business, relative to the overall business, has decreased. We believe the previous presentation of cash, which focused more on our Coin business, became less material. We have, therefore, decided to consolidate the three categories into cash and cash equivalents.

As of December 31, 2011, our cash and cash equivalent balance was $341.9 million, of which $82.0 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was $259.9 million, available for use to support our liquidity needs.

Long-Term Debt

Long-term debt was comprised of the following:

Dollars in thousands	December 31,
	2011	2010
Revolving line of credit	$—	$150,000
Term loan	170,625	—
Convertible debt (Face value)	200,000	200,000

Total debt	$370,625	$350,000

Revolving Line of Credit and Term Loan

On July 15, 2011, we entered into a new credit facility (the “New Credit Facility”), which replaced our prior credit facility, which consisted of a $400.0 million revolving line of credit. The New Credit Facility provides for a 5-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the New Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The New Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The New Credit Facility contains certain financial covenants, ratios and tests. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2011, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of December 31, 2011, the Conversion Event was not met and the Notes

remained classified as a long-term liability on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at December 31, 2011, the $26.9 million debt conversion feature that was classified as temporary equity at December 31, 2010 was reclassified to common stock as of December 31, 2011.

Letters of Credit

As of December 31, 2011, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2012, are used to collateralize certain obligations to third parties. As of December 31, 2011, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

In 2011, we recorded a loss contingency in the amount of $11.6 million related to a supply agreement under which we operated during 2011 and 2010 in our Consolidated Statements of Net Income. During the fourth quarter of 2011, we made payments totaling $7.5 million to the supplier. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses, including the $7.5 million of payments made in the fourth quarter of 2011, is from $7.5 million to $11.6 million. As of December 31, 2011, the amount accrued within other accrued liabilities in our Consolidated Balance Sheets was $4.1 million. We believe the likelihood of additional losses material to our accrual as of December 31, 2011 is remote.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2011 was as follows:

Dollars in thousands	Total	2012	2013 & 2014	2015 & 2016	2017 & Beyond
Long-term debt and other	$373,893	$13,981	$235,224	$124,688	$—
Capital lease obligations(1)	25,319	12,788	11,721	748	62
Operating lease obligations(1)	43,355	7,578	12,482	8,354	14,941
Purchase obligations(1)	22,643	17,028	5,541	74	—
Asset retirement obligations	8,841	—	—	—	8,841
Liability for uncertain tax positions	2,456	205	1,184	328	739
Content agreement obligations(1)	1,403,548	495,175	878,689	29,684	—
Retailer revenue share obligations(1)	112,433	49,629	61,734	1,070	—

Total	$1,992,488	$596,384	$1,206,575	$164,946	$24,583

(1)	See Note 18: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Other than certain contractual arrangements listed above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For additional information see Note 18: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Inflation

We believe that the impact of inflation was minimal on our business in 2011, 2010 and 2009.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances.

Significant estimates underlying our consolidated financial statements include the:

•	useful lives and salvage values of our content library;

•	determination of goodwill impairment;

•	lives and recoverability of equipment and other long-lived assets;

•	recognition and measurement of current and long-term deferred income taxes (including the measurement of uncertain tax positions); and

•	loss contingencies.

It is reasonably possible that the estimates we make may change in the future and could have a material affect on our financial statements.

Content Library

Our content library, which we called our DVD library in prior years, consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For purchased content that we expect to be sold at the end of its useful life, an estimated salvage value is provided. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

Goodwill

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the early adoption of Accounting Standard Update (“ASU”) No. 2011-08 “Testing goodwill for impairment,” we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess.

We performed our qualitative assessment on November 30, 2011 and determined that it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011. During 2010, there was no goodwill impairment. In 2009, our Money Transfer Business failed the goodwill impairment test, which resulted in a charge of $7.4 million in the fourth quarter of 2009, which is included as a component of income (loss) from discontinued operations, net of tax on our Consolidated Statements of Net Income for 2009.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the amount expected to “more likely than not” be realized in our future tax returns. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. Net deferred tax assets totaled $14.1 million and $73.3 million, respectively, at December 31, 2011 and 2010, and included a valuation allowance of $0 million and $8.9 million, respectively.

In addition, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. Unrecognized tax benefits totaled $2.5 million and $1.8 million, respectively, at December 31, 2011 and 2010

Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.

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

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Variable Rates of Interest

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit facility agreement with a syndicate of lenders led by Bank of America, N.A. and investment activities that generally bear interest at variable rates. Because our investments have maturities of three months or less and our credit facility interest rates are based upon either the LIBOR, prime rate or base rate plus an applicable margin, we believe that the risk of material loss is low and that the carrying amount of these balances approximates fair value.

Based on the balance of our outstanding term loan of $170.6 million as of December 31, 2011, an increase or decrease of 1 percentage point in the interest rate over the next year would increase or decrease our annual interest expense by approximately $1.0 million, net of tax.

Foreign Exchange Rate Fluctuation

We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, and Canada.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2011 is as follows:

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$424,072	$435,228	$465,617	$520,455
Income from continuing operations before income taxes	$24,103	$51,571	$59,670	$49,384
Income tax expense	(9,261)	(20,110)	(22,544)	(17,862)

Income from continuing operations	14,842	31,461	37,126	31,522
Loss from discontinued operations, net of tax(1)	(6,346)	(4,722)	—	—

Net income	$8,496	$26,739	$37,126	$31,522

Basic income per share from continuing operations	$0.47	$1.03	$1.23	$1.04
Basic loss per share from discontinued operations	(0.20)	(0.15)	—	—

Basic net income per share	$0.27	$0.88	$1.23	$1.04

Diluted income per share from continuing operations	$0.46	$0.98	$1.18	$1.00
Diluted loss per share from discontinued operations	(0.20)	(0.15)	—	—

Diluted net income per share	$0.26	$0.83	$1.18	$1.00

Shares used in basic per share calculations	31,067	30,542	30,224	30,261

Shares used in diluted per share calculations	32,142	32,144	31,596	31,605

2010 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$323,122	$342,356	$380,187	$390,756
Income from continuing operations before income taxes	$15,245	$20,230	$37,368	$36,083
Income tax expense	(6,006)	(7,389)	(15,969)	(13,668)

Income from continuing operations(2)	9,239	12,841	21,399	22,415
Income (loss) from discontinued operations, net of tax(1)	(2,797)	526	(1,894)	(10,721)

Net income	$6,442	$13,367	$19,505	$11,694

Basic income per share from continuing operations	$0.31	$0.40	$0.68	$0.72
Basic income (loss) per share from discontinued operations	(0.10)	0.02	(0.06)	(0.34)

Basic net income per share	$0.21	$0.42	$0.62	$0.38

Diluted income per share from continuing operations	$0.30	$0.39	$0.66	$0.68
Diluted income (loss) per share from discontinued operations	(0.09)	0.02	(0.06)	(0.33)

Diluted net income per share	$0.21	$0.41	$0.60	$0.35

Shares used in basic per share calculations	30,950	31,731	31,411	30,981

Shares used in diluted per share calculations	31,217	32,938	32,382	33,052

(1)	Income (loss) from discontinued operations, net of tax for both 2011 and 2010 included the results of operations from our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in the second quarter of 2011. For 2010, it also included the results of operations from our E-Pay Business, which was sold in the second quarter of 2010. Loss from discontinued operations, net of tax included a $5.3 million and $5.7 million charge, respectively, related to the disposal of our Money Transfer Business in the first and second quarters of 2011.

(2)	Included in income from continuing operations in 2010 were a $3.2 million depreciation charge in from the disposal of coffee kiosks related to our Coin segment in the first quarter; a $3.2 million, $2.0 million $0.8 million charge, respectively, in the first, second and third quarter for additional depreciation expense following the revision of the estimated useful lives of certain DVDXpress kiosks in our Redbox segment; and a $5.4 million charge in the first quarter related to our patent settlement with ScanCoin.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited Coinstar, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coinstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of net income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 9, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of net income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 9, 2012

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$341,855	$183,416
Accounts receivable, net of allowances of $1,586 and $1,131	41,246	25,958
Content library	142,386	140,324
Deferred income taxes	101,341	13,644
Prepaid expenses and other current assets	25,274	14,736
Assets of business held for sale	—	110,316

Total current assets	652,102	488,394
Property and equipment, net	499,178	444,687
Notes receivable	24,374	—
Deferred income taxes	647	59,696
Goodwill and other intangible assets	274,583	277,322
Other long-term assets	17,066	12,612

Total assets	$1,467,950	$1,282,711

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$175,550	$161,551
Accrued payable to retailers	127,450	96,764
Other accrued liabilities	148,996	108,422
Current callable convertible debt	—	173,146
Current portion of long-term debt	13,986	7,523
Current portion of capital lease obligations	12,057	17,233
Liabilities of business held for sale	—	68,662

Total current liabilities	478,039	633,301
Long-term debt and other long-term liabilities	359,288	167,261
Capital lease obligations	11,768	12,158
Deferred tax liabilities	87,840	15

Total liabilities	936,935	812,735
Commitments and contingencies (Note 18)	—	—
Debt conversion feature	—	26,854
Stockholders’ Equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—60,000,000 and 45,000,000 authorized; 35,251,932 and 34,813,203 shares issued; 30,879,778 and 31,815,085 shares outstanding	481,249	434,169
Treasury stock	(153,425)	(90,076)
Retained earnings	205,862	101,979
Accumulated comprehensive loss	(2,671)	(2,950)

Total stockholders’ equity	531,015	443,122

Total liabilities and stockholders’ equity	$1,467,950	$1,282,711

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF NET INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenue	$1,845,372	$1,436,421	$1,032,623
Expenses:
Direct operating(1)	1,283,351	1,000,941	716,041
Marketing	29,004	23,836	15,479
Research and development	11,557	7,437	5,312
General and administrative	163,357	128,629	101,098
Depreciation and other (2)	145,478	123,687	86,418
Amortization of intangible assets	2,740	3,305	3,563
Litigation settlement	—	5,379	—

Total expenses	1,635,487	1,293,214	927,911

Operating income	209,885	143,207	104,712
Other income (expense):
Foreign currency and other, net	(1,335)	424	31
Interest income	2,161	159	—
Interest expense	(25,983)	(34,864)	(34,248)
Early retirement of debt	—	—	(1,082)

Total other income (expense)	(25,157)	(34,281)	(35,299)

Income from continuing operations before income taxes	184,728	108,926	69,413
Income tax expense	(69,777)	(43,032)	(25,720)

Income from continuing operations	114,951	65,894	43,693
Income (loss) from discontinued operations, net of tax	(11,068)	(14,886)	13,577

Net income	103,883	51,008	57,270
Net income attributable to non-controlling interests	—	—	(3,627)

Net income attributable to Coinstar, Inc.	$103,883	$51,008	$53,643

Basic earnings (loss) per share attributable to Coinstar, Inc.:
Continuing operations	$3.76	$2.11	$1.33
Discontinued operations	(0.36)	(0.48)	0.45

Basic earnings per share attributable to Coinstar, Inc.	$3.40	$1.63	$1.78

Diluted earnings (loss) per share attributable to Coinstar, Inc.:
Continuing operations	$3.61	$2.03	$1.31
Discontinued operations	(0.35)	(0.46)	0.45

Diluted earnings per share attributable to Coinstar, Inc.	$3.26	$1.57	$1.76

Weighted average shares used in basic per share calculations	30,520	31,268	30,152
Weighted average shares used in diluted per share calculations	31,869	32,397	30,514

(1)	“Direct operating” excludes depreciation and other of $121.2 million, $110.0 million, and $78.6 million for 2011, 2010, and 2009 respectively.
(2)	“Depreciation and other” includes the write-down and acceleration of depreciation for certain revenue generating kiosks in the amount of $9.5 million in 2010.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
	Shares	Amount
BALANCE, December 31, 2008	28,255,070	$369,735	$(40,831)	$(2,672)	$(6,204)	$31,060	$351,088
Proceeds from exercise of options, net	748,601	16,014	—	—	—	—	16,014
Share-based payments expense	325,211	8,732	—	—	—	349	9,081
Tax deficiency on share-based compensation expense	—	(729)	—	—	—	—	(729)
Convertible debt—equity portion net of tax	—	20,391	—	—	—	—	20,391
Purchase of non-controlling interest in Redbox, net of $56,226 deferred tax benefit	—	(56,303)	—	—	—	(35,036)	(91,339)
Share issuance for purchase of Redbox non-controlling interest	1,747,902	48,493	—	—	—	—	48,493
Net income	—	—	—	53,643	—	3,627	57,270
Gain on short-term investments, net of tax expense of $10	—	—	—	—	15	—	15
Foreign currency translation adjustment, net of tax expense of $394	—	—	—	—	831	—	831
Interest rate hedge on long-term debt net of tax expense of $816	—	—	—	—	1,276	—	1,276

BALANCE, December 31, 2009	31,076,784	406,333	(40,831)	50,971	(4,082)	—	412,391
Proceeds from exercise of options, net	1,324,756	31,686	—	—	—	—	31,686
Share-based payments expense	485,582	16,234	—	—	—	—	16,234
Tax benefit on share-based compensation expense	—	6,770	—	—	—	—	6,770
Repurchases of common stock	(1,072,037)	—	(49,245)	—	—	—	(49,245)
Debt conversion feature	—	(26,854)	—	—	—	—	(26,854)
Net income	—	—	—	51,008	—	—	51,008
Gain on short-term investments, net of tax expense of $4	—	—	—	—	6	—	6
Foreign currency translation adjustment, net of tax benefit of $132	—	—	—	—	(1,605)	—	(1,605)
Interest rate hedge on long-term debt net of tax expense of $1,746	—	—	—	—	2,731	—	2,731

BALANCE, December 31, 2010	31,815,085	434,169	(90,076)	101,979	(2,950)	—	443,122
Proceeds from exercise of options, net	112,364	3,261	—	—	—	—	3,261
Adjustments related to tax withholding for share-based compensation	(39,276)	(1,794)	—	—	—	—	(1,794)
Share-based payments expense	365,641	16,211	—	—	—	—	16,211
Tax benefit on share-based compensation expense	—	2,548	—	—	—	—	2,548
Repurchases of common stock	(1,374,036)	—	(63,349)	—	—	—	(63,349)
Debt conversion feature	—	26,854	—	—	—	—	26,854
Net income	—	—	—	103,883	—	—	103,883
Loss on short-term investments, net of tax benefit of $8	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment, net of tax benefit of $0	—	—	—	—	(255)	—	(255)
Interest rate hedge on long-term debt net of tax expense of $349	—	—	—	—	547	—	547

BALANCE, December 31, 2011	30,879,778	$481,249	$(153,425)	$205,862	$(2,671)	$—	$531,015

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$103,883	$51,008	$57,270
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	145,478	123,687	86,418
Amortization of intangible assets and deferred financing fees	5,182	5,338	5,037
Share-based payments expense	16,211	16,016	8,816
Excess tax benefits on share-based payments	(2,471)	(6,887)	—
Deferred income taxes	60,076	41,395	14,682
Loss (income) from discontinued operations, net of tax	11,068	14,886	(13,577)
Non-cash interest on convertible debt	6,551	6,037	1,918
Other	1,496	666	1,943
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	(15,289)	(7,087)	(3,450)
Content library	(2,062)	(44,985)	(27,736)
Prepaid expenses and other current assets	(4,869)	(9,295)	(2,224)
Other assets	1,769	1,793	(1,724)
Accounts payable	12,550	81,368	(12,774)
Accrued payable to retailers	30,826	4,252	(5,601)
Other accrued liabilities	36,117	37,427	14,892

Net cash flows from operating activities from continuing operations	406,516	315,619	123,890
Investing Activities:
Purchases of property and equipment	(179,236)	(170,847)	(148,467)
Proceeds from sale of property and equipment	695	1,143	362
Proceeds from sale of businesses, net	8,220	26,617	—
Equity investments	(4,912)	—	—

Net cash flows from investing activities from continuing operations	(175,233)	(143,087)	(148,105)
Financing Activities:
Principal payments on capital lease obligations and other debt	(28,202)	(36,312)	(27,204)
Proceeds from capital lease financing	—	—	22,020
Borrowings from term loan	175,000	—	—
Principal payments on term loan	(4,375)	—	(87,500)
Net payments on revolving line of credit	(150,000)	(75,000)	42,500
Issuance of convertible debt	—	—	194,000
Financing costs associated with credit facility and convertible debt	(4,196)	—	(3,984)
Payment of loan related to the purchase of non-controlling interest in Redbox	—	—	(113,867)
Excess tax benefits related to share-based payments	2,471	6,887	—
Repurchases of common stock and ASR program	(63,349)	(49,245)	—
Proceeds from exercise of stock options	3,261	31,624	15,974

Net cash flows from financing activities from continuing operations	(69,390)	(122,046)	41,939
Effect of exchange rate changes on cash	(454)	(637)	3,466

Increase in cash and cash equivalents from continuing operations	161,439	49,849	21,190
Cash flows from discontinued operations:
Operating cash flows	9,678	(9,524)	(8,272)
Investing cash flows	(12,678)	(2,600)	(5,026)
Financing cash flows	—	(166)	(2,536)

Net cash flows from discontinued operations	(3,000)	(12,290)	(15,834)

Increase in cash and cash equivalents	158,439	37,559	5,356
Cash and cash equivalents:
Beginning of period	183,416	145,857	140,501

End of period	$341,855	$183,416	$145,857

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$16,221	$26,219	$27,970
Cash paid during the period for income taxes	$5,393	$2,668	$1,332
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations	$15,122	$7,079	$13,399
Purchases of property and equipment included in ending accounts payable	$12,432	$10,976	$10,788
Non-cash consideration received from sale of the Money Transfer Business	$23,826	$—	$—
Non-cash consideration for the purchase of Redbox non-controlling interest	$—	$—	$48,493
Underwriting discount and commissions on convertible debt	$—	$—	$6,000

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

NOTE 1: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of December 31, 2011, are as follows:

	Kiosks	Locations
Redbox	35,400	29,300
Coin	20,200	19,900

Total	55,600	49,200

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

Use of Estimates in Financial Reporting

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. which requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and our notes thereto. The most significant estimates and assumptions include the:

•	useful lives and salvage values of our content library;

•	determination of goodwill impairment;

•	lives and recoverability of equipment and other long-lived assets;

•	recognition and measurement of current and long-term deferred income taxes (including the measurement of uncertain tax positions); and

•	loss contingencies.

It is reasonably possible that the estimates we make may change in the future and could have a material affect on our financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents, which consist of money market funds and a certificate of deposit, were $45.4 million and $41.6 million at December 31, 2011 and December 31, 2010, respectively. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at December 31, 2011 and December 31, 2010 were $82.0 million and $72.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks, which was presented in prior periods as cash being processed in our Consolidated Balance Sheets.

Accounts Receivable

Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. Certain information regarding our allowance for doubtful accounts was as follows (in thousands):

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Amount expensed for uncollectible accounts	$455	$272	$99
Amount charged against the allowance	$—	$—	$—

Content Library

Our content library, which we called our DVD library in prior years, consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For purchased content that we expect to be sold at the end of its useful life, an estimated salvage value is provided. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Coin-counting kiosks and components	2 to 10 years
Redbox kiosks	5 years
Computers and software	3 - 5 years
Office furniture and equipment	5 - 7 years
Leased vehicles	Lease term
Leasehold improvements	Shorter of lease term or useful life of improvement

Internal-Use Software

We capitalize costs incurred to develop or obtain internal-use software during the application development stage. Capitalization of software development costs occurs after the preliminary project stage is complete, management authorizes the project, and it is probable that the project will be completed and the software will be used for the function intended. We expense costs incurred for training, data conversion, and maintenance, as well as spending in the post-implementation stage. A subsequent addition, modification or upgrade to internal-use software is capitalized only to the extent that it enables the software to perform a task it previously could not perform. The internal-use software is included in computers and software under property and equipment in our Consolidated Balance Sheets. We amortize the internal-use software based on the estimated useful life on a straight-line basis.

Intangible Assets Subject to Amortization

Our intangible assets subject to amortization are comprised primarily of retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows to estimate the fair value of the acquired retailer relationships. We amortize our intangible assets on a straight-line basis over their expected useful lives.

Goodwill

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We test goodwill for impairment at the reporting unit level on an annual basis as of November 30 or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result of the early adoption of Accounting Standard Update (“ASU”) No. 2011-08 “Testing goodwill for impairment,” in the fourth quarter of 2011, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 6: Goodwill and Other Intangible Assets and Note 4: Discontinued Operations, Sale of Assets and Assets of Business Held for Sale.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s physical condition and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

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

In addition, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 11: Income Taxes.

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Convertible Debt

In September 2009, we issued $200.0 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). We have separately accounted for the liability and the equity components of the Notes based on the estimated fair value of the debt upon issuance. Since none of the conversion events were met as of December 31, 2011, the Notes were reported as long-term debt in our Consolidated Balance Sheets and the $26.9 million debt conversion feature that was recorded as temporary equity at December 31, 2010 was reclassified to common stock as of December 31, 2011. For additional information see Note 8: Debt and Other Long-Term Liabilities.

Loss Contingencies

We accrue estimated liabilities for loss contingencies arising from claims, assessments, litigation and other sources when it is probable that a liability has been incurred and the amount of the claim assessment or damages can be reasonably estimated. We believe that we have sufficient accruals to cover any obligations resulting from claims, assessments or litigation that have met these criteria.

Revenue Recognition

We recognize revenue as follows:

•

Redbox—Revenue from movie and video game rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies or video games is recognized at the time of sale. On rental transactions for which the related movie or video game has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue, net of refunds and applicable sales taxes collected from consumers.

•

Coin—Revenue from a coin-counting transaction, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Our revenue represents the fee charged for coin-counting transactions.

•

New Ventures—New Ventures revenue is recognized when the sale of product or service transaction through our new concept kiosks is completed. Consumers either pay cash or use credit or debit cards when they purchase products or services from our New Venture segment. Our New Venture segment currently offers coffee, refurbished electronics, and photo services to our consumers.

Fees Paid to Retailers

Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our kiosks in their stores and their agreement to provide certain services on our behalf to our consumers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our net movie or video game rental revenue and is recorded in our Consolidated Statements of Net Income within the direct operating expenses. The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, co-op marketing incentives, or other criteria.

Advertising

Advertising costs, which are included as a component of marketing expenses, are expensed as incurred and totaled $15.9 million, $15.4 million and $10.8 million in 2011, 2010 and 2009, respectively.

Research and Development

Costs incurred for research and development activities are expensed as incurred.

Foreign Currency Translation

The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International, and the Euro for our subsidiaries Coinstar Money Transfer and Coinstar Ireland Limited. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using average exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive loss.

Share-Based Payments

We measure and recognize expense for all share-based payment awards granted, including employee stock options and restricted stock awards, based on the estimated fair value of the award on the grant date. We utilize the Black-Scholes-Merton (“BSM”) valuation model for valuing our stock option awards and the determination of the expenses.

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

We amortize share-based payment expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Shares to be issued upon the exercise of stock options will come from newly issued shares. The expense related to restricted stock granted to movie studios as part of license agreements is adjusted based on the number of unvested shares and market price of our common stock each reporting period.

Share-based payment expense is only recognized on awards that ultimately vest. Therefore, we have reduced the share-based payment expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We review and assess our forfeiture estimates quarterly and update them if necessary. Any changes to accumulated share-based payment expense are recognized in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted. For additional information see Note 10: Share-Based Payments.

Fair Value of Financial Instruments

The carrying amounts for cash equivalents, our receivables and our payables approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our available-for-sale securities are marked to fair value on a quarterly basis. The fair value of our revolving line of credit approximates its carrying amount. For additional information see Note 17: Fair Value.

Accounting Pronouncements Adopted During the Current Year

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements.” ASU 2009-13 addresses the unit of accounting for multiple-element arrangements. In addition, ASU 2009-13 revises the method by which consideration is allocated among the units of accounting. Specifically, the overall consideration is allocated to each deliverable by establishing a selling price for individual deliverables based on a hierarchy of evidence, involving vendor-specific objective evidence, other third party evidence of the selling price, or the reporting entity’s best estimate of the selling price of individual deliverables in the arrangement. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 in the first quarter of 2011 did not have a material effect on our financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends the FASB Accounting Standards Codification Subtopic 820-10 by requiring more robust disclosures about (i) the different classes of assets and liabilities measured at fair value, (ii) the valuation techniques and inputs used, (iii) the activity in Level 3 fair value measurements, and (iv) the transfers between Levels 1, 2, and 3. The disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements, and the new disclosures over transfers in and out of Level 1 and Level 2 fair value measurements, and activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 in the first quarter of 2011 resulted in additional disclosures included in Note 17: Fair Value and did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the FASB issued ASU 2010-28, “Intangibles—Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 in the first quarter of 2011 did not have a material effect on our financial position, results of operations or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 amends and clarifies existing guidance for evaluating whether the restructuring of a receivable by a creditor is a troubled debt restructuring (“TDR”) and requires certain disclosures for TDRs. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011. The adoption of ASU 2011-02 in the third quarter of 2011 did not have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 simplifies the goodwill impairment assessment by permitting a company to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company would be required to conduct the current two-step goodwill impairment test. Otherwise, it would not need to apply the two-step test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. We adopted ASU 2011-08 in the fourth quarter of 2011 in connection with our goodwill impairment assessment and it did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Pronouncements Not Yet Effective

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of ASU 2011-04 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

Reclassifications

During the second quarter of 2011, we consolidated our cash categories into one line item, cash and cash equivalents, on our Consolidated Balance Sheets to better align with how we manage our company. This reclassification had no effect on our consolidated financial position, results of operations, or cash flows.

NOTE 3: BUSINESS COMBINATION

Redbox

On February 26, 2009, we completed the purchase of the remaining 49% non-controlling interest in Redbox. The following is a summary of the consideration we paid in connection with this transaction:

	February 26, 2009
Shares in thousands, dollars in thousands	Shares	Amount
Common shares	1,748	$48,493
Fair value of seller financed notes (the “Notes”)	—	101,105
Cash	—	10,083

Total consideration paid	1,748	$159,681

The Notes were recorded at the estimated fair value at closing. The Notes and accrued interest of $2.7 million were paid during the second and third quarters of 2009.

The purchase of the non-controlling interests in Redbox was a change of our ownership interest in a previously consolidated subsidiary and was accounted for as an equity transaction. Accordingly, there was no gain or loss recorded in our consolidated financial statements. The difference between the fair value of the total considerations and the carrying value of the non-controlling interest purchased was recognized as a reduction of equity. The amounts recorded to equity, net of tax, were as follows (in thousands):

February 26, 2009
Fair value of consideration paid less the carrying value of the non-controlling interests	$112,529
Less:
Tax benefit—reduction in equity	(43,886)
Tax benefit—section 754 election	(12,340)

Total amounts recorded to equity, net of tax	$56,303

NOTE 4: DISCONTINUED OPERATIONS, SALE OF ASSETS AND ASSETS OF BUSINESS HELD FOR SALE

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. See Note 17: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $24.4 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During 2011, we recognized $1.9 million of interest income base on the imputed interest rate of the Sigue Note and received $1.3 million in interest payments from Sigue based on the nominal interest rate of the Sigue note.

On June 9, 2011, the sold assets and liabilities of the Money Transfer Business primarily consisted of the following (in thousands):

Dollars in thousands	June 9, 2011
Cash and cash equivalents	$57,893
Accounts receivable, net	33,185
Other current assets	13,560
Property, plant and equipment, net	4,066
Goodwill, intangible, and other assets	8,162

Total assets	116,866

Accounts payable and payable to agents	65,464
Accrued liabilities	13,062

Total liabilities	78,526

Net assets sold	$38,340

The net assets disposed represent the fair value less cost to sell the Money Transfer Business. The loss on disposal activities recognized in 2011 and 2010 was allocated to the asset disposal group including property, plant and equipment, net, intangible and other assets.

During the second quarter of 2010, the Money Transfer Business asset group met accounting requirements to be presented as assets held for sale in our Consolidated Balance Sheets and a discontinued operation in our Consolidated Statements of Net Income. The business assets and liabilities held for sale were reported based on their estimated fair value less cost to sell estimated using the market approach. The carrying value of the assets and liabilities exceeded the estimated fair value less cost to sell thereby failing step one of our impairment test. Upon conducting step two of the impairment test, the implied goodwill of the Money Transfer Business exceeded the carrying value of its goodwill resulting in no goodwill impairment. We performed our goodwill impairment test each quarter thereafter until disposition. During 2010, there was no goodwill impairment. In 2009, the Money Transfer Business failed our goodwill impairment test, which resulted in a charge of $7.4 million in the fourth quarter of 2009, which is included within income (loss) from discontinued operations, net of tax on our Consolidated Statements of Net Income for 2009.

Electronic Payment Business (the “E-Pay Business”)

On May 25, 2010, we sold our subsidiaries comprising the E-Pay Business to InComm Holdings, Inc. and InComm Europe Limited (collectively “InComm”) for an aggregate purchase price of $40.0 million. In addition, the purchase price was subject to a post-closing net working capital adjustment in the amount of $0.5 million, which was finalized in October 2010. The disposed assets and liabilities consisted of the following:

Dollars in thousands	May 25, 2010
Current Assets	$24,862
Property, plant and equipment, net	2,574
Goodwill, intangible, and other assets	11,638

Total assets	39,074

Current Liabilities	27,717

Net assets Sold	$11,357

Entertainment Business

On September 8, 2009, we sold our subsidiaries comprising our Entertainment Business to National Entertainment Network, Inc. (“National”) for nominal consideration. With the transaction, National assumed the operations of the Entertainment Business, including substantially all of the Entertainment Business’s related assets and liabilities. The disposed assets and liabilities consisted of the following:

Dollars in thousands	September 8, 2009
Current assets	$29,378
Property, plant and equipment, net	35,233
Intangible assets	4,410
Other assets	3,062

Total assets	72,083

Total liabilities	25,596

Net assets sold	$46,487

As a result of the sale, we recorded a pre-tax loss on disposal of $49.8 million and a one-time tax benefit of $82.2 million during the third quarter of 2009.

Summary Financial Information

The disposition and operating results of the Money Transfer Business, the E-Pay Business and the Entertainment Business are presented in discontinued operations in our Consolidated Statements of Net Income for all periods presented. The continuing cash flows from the Money Transfer Business, the E-Pay Business and the Entertainment Business after disposition were insignificant.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Net Income:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Revenue:
Money Transfer Business	$47,716	$95,289	$87,656
E-Pay Business	—	8,732	24,511
Entertainment Business	—	—	90,586

Total revenue	$47,716	$104,021	$202,753

Pre-tax gain (loss) from discontinued operations:
Money Transfer Business	$654	$(11,435)	$(20,022)
E-Pay Business	—	(132)	(1,178)
Entertainment Business	—	—	(6,956)

Total pre-tax gain (loss) from discontinued operations	$654	$(11,567)	$(28,156)

Gain (loss) on disposal activities:
Money Transfer Business	$(11,070)	$(15,606)	$—
E-Pay Business	—	12,184	—
Entertainment Business	—	—	(49,828)

Total loss on disposal activities	$(11,070)	$(3,422)	$(49,828)

Loss from discontinued operations before income tax	$(10,416)	$(14,989)	$(77,984)
Income tax (expense) benefit	(652)	103	91,561

Income (loss) from discontinued operations, net of tax	$(11,068)	$(14,886)	$13,577

Amount of goodwill and other intangible assets disposed	$8,037	$9,100	$4,410

Cash generated from the sale of discontinued operations	$8,220	$26,617	$—

Included in income tax expense from discontinued operations in 2011 was $4.1 million related to the estimated current value of a worthless stock deduction taken in 2009 in connection with our divestiture of the Entertainment Business, which was sold in the third quarter of 2009.

NOTE 5: PROPERTY AND EQUIPMENT

Dollars in thousands	December 31,
	2011	2010
Kiosks and components	$887,237	$791,014
Computers, servers, and software	123,766	49,603
Office furniture and equipment	4,791	3,845
Vehicles	9,077	10,661
Leasehold improvements	14,673	11,047

Property and equipment, at cost	1,039,544	866,170
Accumulated depreciation and amortization	(540,366)	(421,483)

Property and equipment, net	$499,178	$444,687

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

Dollars in thousands	December 31,
	2011	2010
Goodwill	$267,750	$267,750
Accumulated impairment losses	—	—

Total goodwill, net	$267,750	$267,750

Goodwill by Segment

The carrying amount of goodwill by segment was as follows:

Dollars in thousands	December 31,
	2011	2010
Redbox	$111,399	$111,399
Coin	156,351	156,351
New Ventures	—	—

Total goodwill, net	$267,750	$267,750

There were no changes to our goodwill balance during 2011 or 2010.

We qualitatively assessed goodwill for impairment on November 30, 2011, and determined that it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.

During 2010, after performing step one of our goodwill impairment test using the income and market approach to determine the estimated fair value of our Redbox and Coin reporting units, we determined that there was no goodwill impairment. Additionally, during 2010, the goodwill of $7.7 million related to our Money Transfer business was reclassified to assets of businesses held for sale on our Consolidated Balance Sheets, and was subsequently disposed of upon the close of the sale transaction in 2011.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	December 31,
		2011	2010
Retailer relationships	5 and 6 years	$13,344	$13,344
Accumulated amortization		(7,062)	(4,606)

		6,282	8,738
Other	5 and 40 years	1,890	1,890
Accumulated amortization		(1,339)	(1,056)

		551	834

Intangible assets, net		$6,833	$9,572

Amortization expense was as follows:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Retailer relationships	$2,457	$3,022	$3,275
Other	283	283	288

Total amortization of intangible assets	$2,740	$3,305	$3,563

Expected future amortization is as follows:

Dollars in thousands	Relationships	Other
2012	$2,457	$81
2013	2,250	14
2014	1,432	14
2015	12	14
2016	12	14
Thereafter	119	414

Total expected amortization	$6,282	$551

NOTE 7: OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the followings:

Dollars in thousands	December 31,
	2011	2010
Payroll related expenses	$37,498	$29,931
Procurement cost for content library	36,031	21,801
Business taxes	21,613	16,339
Interest expense	6,192	5,901
Service contract provider expenses	6,525	5,365
Insurance	4,172	5,172
Deferred rent expense	3,794	4,399
Income tax payable	2,876	2,262
Professional fees	4,816	2,176
Other	25,479	15,076

Total other accrued liabilities	$148,996	$108,422

NOTE 8: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	December 31,
	2011	2010
Revolving line of credit	$—	$150,000
Term loan	170,625	—
Convertible debt	179,697	—
Callable convertible debt	—	173,146
Redbox rollout agreement	3,268	10,791
Asset retirement obligation	8,841	7,305
Other long-term liabilities	10,843	6,688

	373,274	347,930
Less:
Current portion of term loan	(10,938)	—
Current portion of callable convertible debt	—	(173,146)
Current portion of Redbox rollout agreement	(3,048)	(7,523)

Total long-term debt and other long-term liabilities	$359,288	$167,261

Revolving Line of Credit and Term Loan

On July 15, 2011, we entered into a Second Amended and Restated Credit Agreement (the “New Credit Facility”), providing for a senior secured revolving credit facility and a senior secured term loan facility, which replaced our prior credit facility, which consisted of a revolving line of credit. The New Credit Facility provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can be comprised of additional term loans and a revolving line of credit. On July 15, 2011, we borrowed $175.0 million under the term loan facility, a portion of which was utilized to pay down the revolving line of credit balance under the prior credit facility of $120.0 million. Fees paid for the New Credit Facility of $4.2 million were included within other long-term assets on our Consolidated Balance Sheets and are being amortized over the 5-year life of the New Credit Facility. In addition, $0.9 million of unamortized deferred finance fees related to the prior credit facility were carried over to the new revolving credit facility arrangement. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest method.

The New Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The term loan is subject to mandatory debt repayments of the outstanding borrowings equal to 5% in the first year, 7.5% in the second year, 10% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. In 2011, we made principal payments of $4.4 million on the term loan. Our obligations under the New Credit Facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (“LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent or the LIBOR Rate plus one percent) (the “Base Rate”), plus the margin determined by our consolidated net leverage ratio. For borrowings made under the LIBOR Rate, the margin ranges from 125 to 200 basis points, while for borrowing made under the Base Rate, the margin ranges from 25 to 100 basis points. However, for the period through the delivery of our certificate of compliance for the period ending December 31, 2011, the applicable LIBOR Rate margin was fixed at 150 basis points and the applicable Base Rate margin was fixed at 50 basis points. The interest rate on amounts outstanding under the term loan at December 31, 2011 was 1.78%.

The New Credit Facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the New Credit Facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated net leverage ratio and a minimum interest coverage ratio, as defined in the New Credit Facility. As of December 31, 2011, we were in compliance with the covenants of the New Credit Facility.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2011, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of December 31, 2011, the Conversion Event was not met and the Notes remained classified as a long-term liability on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at December 31, 2011, the $26.9 million debt conversion feature that was classified as temporary equity at December 31, 2010 was reclassified to common stock as of December 31, 2011.

The following interest expense was recorded related to the Notes:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Contractual interest expense	$8,000	$8,000	$2,333
Amortization of debt discount	6,551	6,037	1,918

Total interest expense related to the Notes	$14,551	$14,037	$4,251

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
2012	$7,108
2013	7,712
2014	5,483

Total unamortized discount	$20,303

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

The payments made to McDonald’s USA over the contractual term of the Rollout Agreement will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment as well as the variable payouts based on the license fee earned by McDonald’s USA and its franchisees through the term of the agreement. The following is the summary in relation to the rollout agreement.

Contractual term for the payments made to McDonald’s USA under the Rollout Agreement	5 years
Minimum annual payment amount under the Rollout Agreement in 2011 (in thousands) $	2,300

Dollars in thousands	December 31,
	2011	2010
Current portion of debt—Rollout Agreement	$3,048	$7,523
Long term portion of debt—Rollout agreement	220	3,268

Total debt in relation to Rollout Agreement	$3,268	$10,791

Expiration dates within the Rollout Agreement will begin in December 2011 and continue through November 2013. Any unpaid debt balance under the Rollout Agreement as well as related accrued interest will be released upon expiration and recognized in foreign currency and other, net in our Consolidated Statement of Net Income.

Asset Retirement Obligation

We have entered into agreements with our partners to place kiosks in their stores. Upon contract terminations, we are obligated to remove the kiosks from the store locations and, accordingly, we recognize the estimated fair value of the liability under the long-term section of our liabilities in our Consolidated Balance Sheets.

Other Long-Term Liabilities

Included in other long-term liabilities were primarily tenant improvements related to our office building renovation in Oakbrook Terrace, Illinois and Bellevue, Washington as well as the related unrecognized tax benefits as follows:

Dollars in thousands	December 31,
	2011	2010
Tenant improvement and deferred rent	$9,269	$5,433
Unrecognized tax benefit	1,574	1,255

Total other long-term liabilities	$10,843	$6,688

NOTE 9: REPURCHASES OF COMMON STOCK

Board Authorization

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase—January 1, 2011	$74,486
Repurchase from Accelerated Stock Repurchase Agreement (“ASR Agreement”)	(50,000)
Repurchase from open market	(13,349)
Board Authorization on July 19, 2011	250,000
Proceeds from the exercise of stock options	3,261

Authorized repurchase—December 31, 2011	$264,398

The following repurchases were made during the past three years, dollars in thousands except per share price:

Year Ended December 31,	# of shares Repurchased	Average Price per Share	Total Purchase Price
2009	—	$—	$—
2010	1,072,037	45.94	49,245
2011	1,374,036	46.10	63,349

Total	2,446,073		$112,594

Repurchased shares become a part of treasury stock. The shares tendered for tax withholding on vesting of restricted stock awards are excluded from the repurchase program approved by our Board.

New Credit Facility Requirements

Under the New Credit Facility, we are permitted to repurchase shares of our common stock without limitation, provided that we are in compliance with certain covenants required under the terms of the New Credit Facility. See Note 8: Debt and Other Long-Term Liabilities for additional information about the terms of the New Credit Facility.

ASR Agreement

On February 15, 2011, we entered into an ASR Agreement with Morgan Stanley & Co at a notional amount of $50.0 million. The ASR Agreement was settled on May 19, 2011. The total number of shares received under the ASR Agreement was determined based on a discount to the daily volume weighted average price of our common stock over the term of the ASR Agreement.

Repurchase amounts in thousands	Shares Delivered	Average Price	Repurchase Amount
Shares received on 2/15/2011 when ASR Agreement was executed	377,660	$47.32	$17,869
Shares received on 5/19/2011 when ASR Agreement was settled	679,078	47.32	32,131

Total	1,056,738		$50,000

As the ASR Agreement was concluded, the additional shares received were recorded as treasury shares, resulting in a reduction of shares for our earnings per share calculations.

NOTE 10: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan and our 2011 Incentive Plan (the “Plans”). The Plans permit the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.

The following is the summary of grant information:

Shares in thousands	December 31, 2011
Unissued common stock reserved for issuance under all plans	2,992
Shares available for future grants	2,005

Certain information regarding our share-based payments is as follows:

Dollars in thousands except per share data	Year Ended December 31,
	2011	2010	2009
Share-based payments expense:
Share-based compensation—stock options	$2,880	$3,137	$3,295
Share-based compensation—restricted stock	7,100	5,608	3,763
Share-based payments for content arrangements	6,231	7,271	1,410

Total share-based payments expense	$16,211	$16,016	$8,468

Tax benefit on share-based compensation expense	$3,514	$2,982	$2,338
Per share weighted average grant date fair value of stock options granted	$20.67	$15.38	$9.49
Per share weighted average grant date fair value of restricted stock granted	$45.86	$33.34	$29.12
Total intrinsic value of stock options exercised	$2,291	$27,622	$8,400
Grant date fair value of restricted stock vested	$5,132	$12,456	$2,600

Dollars in thousand	December 31, 2011
	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation—stock options	$3,725	1.5 years
Share-based compensation—restricted stock	13,309	1.9 years
Share-based payments for content arrangements	7,572	2.8 years

Total unrecognized share-based payments expense	$24,606

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Beginning in February 2010, stock options are granted only to our executives and non-employee directors.

•	Options granted after February 2010 vest annually in equal installments over 4 years, and expire after 10 years.

•

Prior to February 2010, options granted to our executives and employees vest annually in equal installments over 4 years and expire after either 5 or 10 years, depending on the grant date; options granted to our non-employee directors vest in equal monthly installments and expire after 5 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	7.3	7.3	3.7
Expected stock price volatility	43%	43%	40%
Risk-free interest rate	2.8%	2.4%	1.6%
Expected dividend-yield	0.0%	0.0%	0.0%

•

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The increase of the expected term assumption during 2010 was due to an increase in the contractual term of options granted to our executives beginning February 2010 as compared to prior periods.

•	Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term.

•	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	We have not paid dividends in the past and do not plan to pay any dividends in the foreseeable future.

The following table presents a summary of stock option activity for 2011:

Shares in thousands	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2010	1,103	$29.41
Granted	93	45.78
Exercised	(112)	29.03
Cancelled, expired, or forfeited	(96)	31.63

OUTSTANDING, December 31, 2011	988	30.77

Certain information regarding stock options outstanding as of December 31, 2011, is as follows:

Shares and intrinsic value in thousands	Options Outstanding	Options Exercisable
Number	988	560
Weighted average per share exercise price	$30.76	$29.24
Aggregate intrinsic value	$14,914	$8,957
Weighted average remaining contractual term (in years)	3.2	2.2

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

The following table presents a summary of restricted stock award activity for 2011:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2010	414	$32.82
Granted	347	45.86
Vested	(153)	33.70
Forfeited	(81)	37.27

NON-VESTED, December 31, 2011	527	40.44

Share-Based Payments for Content Arrangements

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

During the third quarter of 2011, our agreement with Sony was amended whereby: (i) the scheduled vesting of certain shares of restricted stock was extended from August 1, 2011 to August 1, 2012; and (ii) the number of weeks we can offer Sony content in our kiosks was extended from 26 weeks to 52 weeks.

During the fourth quarter of 2011, we entered into an amendment to the revenue sharing license agreement with Paramount, which provided, among other things, that: (i) Paramount waived its current termination right to end the licensing arrangement at the end of 2011; (ii) Paramount receives, at its sole discretion, the option for two, one-year extensions following the initial five-year agreement term, which ends at the end of 2014 (each exercised extension would provide for a grant of 50,000 shares of restricted stock vesting at the beginning of each extension); (iii) the content license period was extended from 26 weeks to 52 weeks; and (iv) Paramount was granted 100,000 shares of restricted stock which will vest according to the vesting schedule of the current restricted stock purchase agreement with Paramount.

Information related to the shares of restricted stock granted as part of these agreements as of December 31, 2011 is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	19,335	174,013	2.6	years
Paramount	300,000	30,000	270,000	3.0	years

Total	493,348	49,335	444,013

NOTE 11: INCOME TAXES

Components of Income Taxes

The components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Dollars in thousands	2011	2010	2009
U.S. operations	$180,084	$106,653	$67,283
Foreign operations	4,644	2,273	2,130

Total income from continuing operations before income taxes	$184,728	$108,926	$69,413

Components of Income Tax Expense

The components of income tax expense were as follows:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$—	$—	$8,305
State and local	9,326	1,003	1,511
Foreign	375	634	1,222

Total current	9,701	1,637	11,038
Deferred:
U.S. Federal	58,858	36,957	12,581
State and local	580	4,703	2,738
Foreign	638	(265)	(637)

Total deferred	60,076	41,395	14,682

Total income tax expense	$69,777	$43,032	$25,720

Rate Reconciliation

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2011	2010	2009
U.S Federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.3%	3.5%	3.8%
Non-controlling interest	—	—	(1.8)%
Federal and state credits	(0.6)%	—	—
Other	(0.9)%	1.0%	0.1%

Effective tax rate	37.8%	39.5%	37.1%

Unrecognized Tax Benefits

The aggregate changes in the balance of unrecognized tax benefits were as follows:

Dollars in thousands	Year ended December 31,
	2011	2010	2009
Balance, beginning of the year	$1,821	$1,800	$1,200
Additions based on tax positions related to the current year	315	70	100
Additions for tax positions related to prior years	420	—	500
Reductions for tax positions related to prior years	—	(39)	—
Reductions from lapse of applicable statute of limitations	—	(10)	—
Settlements	(101)	—	—

Balance, end of year	$2,455	$1,821	$1,800

At December 31, 2011, the unrecognized tax benefits were primarily related to R&D credit and income/expense recognition, all of which would have an effect on our effective tax rate if recognized. It was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits.

Tax Years Open for Examination

For our major tax jurisdictions, the following years were open for examination by US federal and state tax authorities:

Jurisdiction	As of December 31, 2011 Open Tax Years
U.S.	2002 through 2010

Deferred Income Taxes

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

In determining our tax provisions, management determined the deferred tax assets and liabilities for each separate tax jurisdiction and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. As of December 31, 2011, a valuation allowance was not necessary as positive evidence outweighed negative evidence that those deferred tax assets were more likely than not be realized.

Significant components of our deferred tax assets and liabilities and the net increase (decrease) in the valuation allowance were as follows:

Dollars in thousands	December 31,
	2011	2010
Deferred tax assets:
Tax loss carryforwards	$82,119	$98,137
Credit carryforwards	6,372	4,907
Accrued liabilities and allowances	14,681	13,330
Stock-based compensation	7,953	5,416
Intangible assets	42,618	46,141
Other	—	4,989

Gross deferred tax assets	153,743	172,920
Less: valuation allowance	—	(8,947)

Total deferred tax assets	153,743	163,973
Deferred tax liabilities:
Property and equipment	(118,890)	(80,331)
Convertible debt interest	(7,783)	(10,317)
Other	(12,922)	—

Total deferred tax liabilities	(139,595)	(90,648)

Net deferred tax assets	$14,148	$73,325

Change in Valuation Allowance

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
(Decrease) increase in valuation allowance	$(8,947)	$(982)	$3,032

Deferred Tax Assets Relating to Income Tax Loss Carryforwards

Our deferred tax assets relating to income tax loss carryforwards and expiration periods are summarized as below:

Dollars in thousands	December 31, 2011
	Federal	State
Net operating loss carryforwards	$217,672	$178,098
Deferred tax assets related to net operating loss carryforwards	$76,185	$5,934
Years that net operating loss carryforwards will expire between	2024 and 2030	2016 and 2030

Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011.

U.S. Federal Tax Credits and Expiration Periods

The following is the information pertaining to our U.S. federal tax credits as well as the expiration periods:

Dollars in thousands	December 31, 2011
	Amount	Expiration
U.S Federal tax credits:
Foreign tax credits	$2,092	2014 to 2021
Research and development tax credits	3,355	2012 to 2026
Other general business tax credits	197	2027
Alternative minimum tax credits	728	Do not expire

Total U.S. Federal tax credits	$6,372

We did not provide for U.S. income taxes on undistributed earnings of foreign operations because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $12.6 million.

Income Tax Benefit from Stock Option Exercises

The income tax benefit realized from stock option exercises in excess of the amounts recognized in the Consolidated Statements of Net Income were as follows:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Excess income tax benefit from stock options exercised	$2,548	$6,770	$—

NOTE 12: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period.

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

In thousands	Year Ended December 31,
	2011	2010	2009
Weighted average shares used for basic EPS	30,520	31,268	30,152
Dilutive effect of stock options and other share-based awards	609	489	362
Dilutive effect of convertible debt	740	640	0

Weighted average shares used for diluted EPS	31,869	32,397	30,514

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	108	349	1,407

Shares related to convertible debt not included in diluted EPS calculation as their effect would be antidilutive	—	—	1,511

NOTE 13: COMPREHENSIVE INCOME

Comprehensive income was as follows:

Dollars in thousands	Year Ended December 31,
	2011	2010	2009
Net income	$103,883	$51,008	$57,270
Gain (loss) on short-term investments, net of tax (expense) benefit of $8, $(4), and $(10)	(13)	6	15
Foreign currency translation adjustment, net of tax (expense) benefit of $0, $132, and $(394)	(255)	(1,605)	831
Interest rate hedges on long-term debt, net of tax expense of $349, $1,746, and $816	547	2,731	1,276

Comprehensive income	104,162	52,140	59,392
Less: comprehensive income attributable to non-controlling interest	—	—	(3,627)

Total comprehensive income	$104,162	$52,140	$55,765

NOTE 14: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION

Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared service support functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.

Changes in our Organizational Structure

During the first quarter of 2011, in addition to our existing segments, Redbox and Coin, we added a third reportable segment, New Ventures, to reflect changes in how our CEO manages our businesses and allocates resources for the future growth of the Company. Our New Ventures segment consists primarily of our coffee self-service concept as well as other self-service concepts including refurbished electronics and photo services.

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

During the second quarter of 2011, we exited one of the self-service concepts we were testing, which was included in our New Ventures segment. Based on our materiality assessment, we consider the results of the exited self-service concept to be immaterial and therefore have elected not to present it as a discontinued operation in our Consolidated Statements of Net Income.

Comparability of Segment Results

We have recast prior period results as presented below for the following:

•	The addition of our New Ventures segment, which includes our self-service concepts, which were part of our Coin and Redbox segments prior to the first quarter of 2011; and

•

The allocation of share-based payments made to certain movie studios as part of content agreements from corporate unallocated expenses to direct operating expenses in our Redbox segment beginning in the first quarter of 2011.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations, which consists of our Redbox, Coin and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation.

In thousands Year Ended December 31, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,561,598	$282,382	$1,392	$—	$1,845,372
Expenses:
Direct operating	1,134,167	145,362	3,349	473	1,283,351
Marketing	22,041	6,142	771	50	29,004
Research and development	74	6,542	4,623	318	11,557
General and administrative	120,384	23,370	10,464	9,139	163,357

Segment operating income (loss)	284,932	100,966	(17,815)	(9,980)	358,103
Less: depreciation and amortization	(115,430)	(31,922)	(866)	—	(148,218)

Operating income (loss)	169,502	69,044	(18,681)	(9,980)	209,885
Foreign currency and other, net	—	—	—	(1,335)	(1,335)
Interest income	—	—	—	2,161	2,161
Interest expense	—	—	—	(25,983)	(25,983)

Income (loss) from continuing operations before income taxes	$169,502	$69,044	$(18,681)	$(35,137)	$184,728

In thousands Year Ended December 31, 2010	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,159,709	$275,982	$730	$—	$1,436,421
Expenses:
Direct operating	859,774	138,985	1,493	689	1,000,941
Marketing	14,231	9,082	505	18	23,836
Research and development	—	6,159	1,037	241	7,437
General and administrative	94,854	20,060	5,918	7,797	128,629
Litigation settlement	—	5,379	—	—	5,379

Segment operating income (loss)	190,850	96,317	(8,223)	(8,745)	270,199
Less: depreciation and amortization	(93,445)	(29,721)	(3,826)	—	(126,992)

Operating income (loss)	97,405	66,596	(12,049)	(8,745)	143,207
Foreign currency and other, net	—	—	—	424	424
Interest income	—	—	—	159	159
Interest expense	—	—	—	(34,864)	(34,864)

Income (loss) from continuing operations before income taxes	$97,405	$66,596	$(12,049)	$(43,026)	$108,926

In thousands Year Ended December 31, 2009	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$773,430	$258,516	$677	$—	$1,032,623
Expenses:
Direct operating	585,192	128,997	1,343	509	716,041
Marketing	8,177	7,214	63	25	15,479
Research and development	0	5,120	0	192	5,312
General and administrative	78,490	14,576	1,352	6,680	101,098

Segment operating income (loss)	101,571	102,609	(2,081)	(7,406)	194,693
Less: depreciation and amortization	(60,688)	(28,007)	(1,286)	—	(89,981)

Operating income (loss)	40,883	74,602	(3,367)	(7,406)	104,712
Foreign currency and other, net	—	—	—	31	31
Interest income	—	—	—	—	—
Interest expense	—	—	—	(34,248)	(34,248)
Loss on early retirement of debt				(1,082)	(1,082)

Income (loss) from continuing operations before income taxes	$40,883	$74,602	$(3,367)	$(42,705)	$69,413

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Year Ended December 31,
	2011	2010	2009
Wal-Mart Stores Inc.	17.5%	19.6%	22.3%
Walgreen Co.	16.0%	13.7%	10.8%
The Kroger Company	11.2%	10.6%	6.5%

Revenue is allocated to geographic locations based on the location of the kiosk. Revenue by geographic location was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
U.S.	$1,802,350	$1,395,821	$995,884
All other	43,021	40,600	36,739

Total revenue	$1,845,371	$1,436,421	$1,032,623

Long-lived assets by geographic location were as follows (in thousands):

	December 31,
	2011	2010	2009
U.S.	$798,840	$775,208	$765,724
All other	17,007	19,109	17,598

Total long-lived assets	$815,847	$794,317	$783,322

NOTE 15: RETIREMENT PLANS

We sponsor a defined contribution plan for our employees who satisfy certain age and service requirements. Our Redbox subsidiary also sponsors a defined contribution plan to which new contributions were frozen effective January 1, 2010. Our contributions to these plans were $3.2 million, $2.8 million and $1.9 million in 2011, 2010 and 2009, respectively.

NOTE 16: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

Our interest rate swap agreement with Wells Fargo Bank to hedge against the variable-rate interest payments on our revolving credit facility expired on March 20, 2011. As of December 31, 2011, we had no interest rate swaps outstanding that were accounted for as cash flow hedges.

The fair value of the interest rate swap as of December 31, 2010 was a liability of $896,000, which was reversed from comprehensive income and recognized as interest expense in our Consolidated Statements of Net Income in the first quarter of 2011.

The effect of derivative instruments on our Consolidated Statements of Net Income was as follows (in thousands):

	Interest Rate Swap Contract Year ended December 31,
Derivatives in Cash Flow Hedging Relationship (Dollars in thousands)	2011	2010	2009
Effective portion of derivative gain recognized in OCI	$896	$4,477	$2,092
Effective portion of derivative loss reclassified from accumulated OCI to expense	$(889)	$(5,553)	$(5,673)

NOTE 17: FAIR VALUE

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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$45,363	$—	$—

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$41,598	$—	$—
Interest rate swap liability	$—	$(896)	$—
Assets held for sale, net of liabilities held for sale	$—	$—	$43,634

Money Market Funds and Certificates of Deposit

We determine fair value for our money market funds and certificates of deposit based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.

Interest Rate Swap Liability

We used a market valuation approach to value our interest rate swap derivative contracts using current market information as of the reporting date, such as the forecast of future market interest rates and implied volatility. We mitigated derivative credit risk by transacting with highly rated counterparties. Our interest rate swap agreement for our old credit facility expired in 2011.

Assets Held For Sale

We used a market valuation approach to estimate the fair value of the Money Transfer Business, which we sold to Sigue in 2011. The estimated fair value of assets held for sale in the table above excluded the costs to sell of $2.0 million.

There were no changes to our valuation techniques in 2011.

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

Notes Receivable

During the second quarter of 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). During the fourth quarter of 2011, as part of the sale transaction, we were required to provide an additional loan of $4.0 million which was added to the balance of the Sigue Note. We estimate the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, which represented our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The estimated fair value of the Sigue Note at December 31, 2011 was $24.4 million. We have reported the estimated fair value of the Sigue Note in our Consolidated Balance Sheets. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at December 31, 2011, an allowance for credit losses was not established. We recognize interest income on the Sigue Note on an accrual basis unless it is determined that collection of all principal and interest is unlikely. See Note 4: Discontinued Operations, Sale of Assets and Assets of Business Held for Sale for additional information about the sale of our Money Transfer Business.

Long-Lived Assets, Goodwill and Other Intangible Assets

During the second quarter of 2011, we performed nonrecurring fair value measurements in connection with assigning goodwill to our segments. See Note 11: Business Segments and Enterprise-Wide Information for additional information.

Fair Value of Other Financial Instruments

The carrying value of our cash equivalents, accounts receivable, accounts payable, and our revolving line of credit approximate their respective fair values due to their short-term nature.

We estimate the fair value of our convertible debt outstanding using the market rate for similar high-yield debt. The estimated fair value of our convertible debt was $183.4 million and $180.9 million at December 31, 2011 and December 31, 2010, respectively, and was determined based on its stated terms, maturing on September 1, 2014 and an annual interest rate of 4%. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 18: COMMITMENTS AND CONTINGENCIES

Lease Commitments

Operating Leases

We lease our corporate administrative, marketing, and product development facility in Bellevue, Washington under operating leases that expire December 31, 2019.

We lease our Redbox facility in Oakbrook Terrace, Illinois under an operating lease that expires on July 31, 2021. Under certain circumstances, we have the ability to extend the lease for a five-year period, rent additional office space under a right of first offer and refusal and have the option to terminate the lease in July 2016. Under the terms of the lease, we are responsible for certain tax, construction and operating costs associated with the rented space.

Rent expense under our operating lease agreements was $8.9 million, $8.3 million and $6.0 million during 2011, 2010 and 2009, respectively.

Capital Leases

We lease automobiles and computer equipment under capital leases expiring at various dates through 2019. In most circumstances, we expect that, in the normal course of business, these leases will be renewed or replaced by other leases.

During 2009, we entered into a sales-leaseback transaction in which we sold certain kiosks and leased them back for the same amount as the sales proceeds. The transaction was considered a financing arrangement and accounted for as a capital lease such that the kiosks remain on our books and continue to be depreciated. Our obligation related to the transaction was $4.8 million and $19.7 million at December 31, 2011 and 2010, respectively.

Assets held under capital leases are included in property and equipment, net on the Consolidated Balance Sheets and include the following:

Dollars in thousands	December 31,
	2011	2010
Gross property and equipment	$46,173	$69,155
Accumulated depreciation	(19,257)	(26,165)

Net property and equipment	$26,916	$42,990

As of December 31, 2011, our future minimum lease payments are as follows:

Dollars in thousands	Capital Leases	Operating Leases(1)
2012	$12,788	$7,578
2013	7,595	7,070
2014	4,126	5,412
2015	545	4,358
2016	203	3,996
Thereafter	62	14,941

Total minimum lease commitments	25,319	$43,355

Less: amounts representing interest	(1,494)

Present value of capital lease obligations	23,825
Less: Current portion of capital lease obligations	(12,057)

Long-term portion of capital lease obligations	$11,768

(1)	Includes all operating leases having an initial or remaining noncancelable lease term in excess of one year.

Purchase Commitments

We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which resulted in total purchase commitments of $22.6 million as of December 31, 2011.

Content License Agreements

We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of December 31, 2011 is presented in the following table:

Dollars in thousands		Year Ended December 31,
	Total	2012	2013	2014	2015	2016
Sony	$520,165	$188,884	$198,350	$132,931	$—	$—
Paramount	278,206	88,458	94,874	94,874	—	—
Universal studios	26,419	26,419	—	—	—	—
20th Century Fox	346,357	102,371	107,151	107,151	29,684	—
Lionsgate	117,518	42,796	44,559	30,163	—	—
Warner	12,845	12,845	—	—	—	—
Other	102,038	33,402	34,318	34,318	—	—

Total estimated commitments	$1,403,548	$495,175	$479,252	$399,437	$29,684	$—

General terms of our content license agreements with studios are as follows as of December 31, 2011:

Studio	End Date		Early Termination Option	Release Date
Sony	9/30/2014		September 2012	Day & Date(2)
Paramount	12/31/2014	(1)	None	Day & Date(2)
Universal studios	4/21/2012		None	Delay(3)
20th Century Fox	4/21/2015		April 2013	Delay(3)
Lionsgate	8/31/2014		None	Day & Date(2)
Warner	1/31/2012		None	Delay(3)
Other	Various		None	Various

(1)	Agreement includes, at the studio’s sole discretion, the option for two one-year extensions following the end date.
(2)	Content licensed under the agreement is available for rental on the same day and date as the retail release.
(3)	Content licensed under the agreement is available for rental after a certain number of days following the retail release.

Revenue Share Commitments

Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table:

Dollars in thousands		Year Ended December 31,
	Total	2012	2013	2014	2015	2016
Redbox	$70,766	$29,629	$22,452	$17,615	$558	$512
Coin	41,667	20,000	20,000	1,667	—	—

Total minimum commitments	$112,433	$49,629	$42,452	$19,282	$558	$512

Letters of Credit

As of December 31, 2011, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2012, are used to collateralize certain obligations to third parties. As of December 31, 2011, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. The parties are currently working on a stipulation of settlement that will be filed with the Court in February 2012. The class action settlement is subject to preliminary and, following notice to class members, final approval by the United States District Court for the Western District of Washington. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint until February 23, 2012, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. The complaints seek unspecified damages and equitable relief, disgorgement of compensation, attorneys’ fees, costs, and expenses. Because the complaints are derivative in nature, they do not seek monetary damages from Coinstar.

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

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. Plaintiffs have until February 2012 to appeal. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

In 2011, we recorded a loss contingency in the amount of $11.6 million related to a supply agreement under which we operated during 2011 and 2010 in our Consolidated Statements of Net Income. During the fourth quarter of 2011, we made payments totaling $7.5 million to the supplier. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses, including the $7.5 million of payments made in the fourth quarter of 2011, is from $7.5 million to $11.6 million. As of December 31, 2011, the amount accrued within other accrued liabilities in our Consolidated Balance Sheets was $4.1 million. We believe the likelihood of additional losses material to our accrual as of December  31, 2011 is remote.

NOTE 19: SUBSEQUENT EVENTS

Joint Venture

On February 3, 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution services providing consumers with access to video programming content, including linear content, delivered via broadband networks to video-enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs® from Redbox kiosks. Redbox is initially acquiring a 35.0% ownership interest in the Joint Venture and will make an initial capital contribution of $14.0 million in cash. The Joint Venture board may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting.

Acquisition of NCR Entertainment Business

On February 3, 2012, Redbox entered into a purchase agreement with NCR Corporation (“NCR”) (the “NCR Agreement”), to acquire certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business. The purchased assets include, among others, self-service DVD kiosks, DVD inventory, intellectual property, and certain related contracts. The purchase price includes a $100.0 million cash payment, as adjusted if certain contracts are not transferred at closing, and the assumption of certain liabilities of NCR related to the purchased assets. We expect the transaction will be recorded as a business combination. Closing of the transaction is subject to certain customary closing conditions, including appropriate governmental approval under the Hart Scott Rodino Antitrust Improvements Act, as amended (“HSR”). If the NCR Agreement is terminated under certain circumstances relating to failure to obtain appropriate antitrust approvals, Redbox is required to pay NCR a $10.0 million break fee within five days of such termination. In addition, in connection with the NCR Agreement, we intend to enter into a strategic arrangement with NCR for manufacturing and services during the five-year period post-closing. At the end of the five-year period, if the aggregate amount paid in margin to NCR for manufacturing and services delivered equaled less than $25.0 million, we would pay NCR the difference between such aggregate amount and $25.0 million. Assuming HSR approval, we expect the transaction to close no later than the third quarter of 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and

15d-15(f) of the Exchange Act). Certain functions of our enterprise resource planning (“ERP”) system implementation were completed during the fourth quarter of 2011. As a result, there were changes to processes and procedures that impacted internal control over financial reporting during the fourth quarter of 2011. Management believes the changes to the internal controls related to financial reporting for the affected processes and procedures are adequate and effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 46.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Reference is made to Exhibits 3.1 through 3.2.(1)

4.2	Specimen Stock Certificate.(2)

4.3	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(3)

Exhibit Number	Description of Document

4.4	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(3)

4.5	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.6.(3)

4.6	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(4)

4.7	Second Amendment to Restricted Stock Purchase Agreement, dated as of August 29, 2011, between Coinstar, Inc. and Sony.(24)

4.8	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.(5)

4.9	First Amendment to Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.

4.10	Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.

10.1*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Program.(6)

10.2*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(7)

10.3*	2010 Incentive Compensation Plan for Section 16 Officers.(8)

10.4*	2011 Incentive Compensation Plan for Section 16 Officers.(25)

10.5*	Coinstar, Inc. 2011 Incentive Plan.(26)

10.6*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.(24)

10.7*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.(24)

10.8*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.(24)

10.9*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO.(24)

10.10*	Form of Stock Option Grant Notice and form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO.(24)

10.11*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO.(24)

10.12*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO.(24)

10.13*	1997 Amended and Restated Equity Incentive Plan.(9)

10.14*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(10)

10.15*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(11)

10.16*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(7)

Exhibit Number	Description of Document

10.17*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after March 30, 2010 to the CEO, COO or CFO.(8)

10.18*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(7)

10.19*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(7)

10.20*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(7)

10.21*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made prior to March 30, 2010 to the CEO, COO or CFO.(7)

10.22*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made on or after March 30, 2010 to the CEO, COO or CFO.(8)

10.23*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(7)

10.24*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(12)

10.25*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(13)

10.26*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(13)

10.27*	Summary of Director Compensation.(14)

10.28*	Policy on Reimbursement of Incentive Payments.(7)

10.29*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(15)

10.30*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(7)

10.31*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(15)

10.32*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(15)

10.33*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(15)

10.34*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(16)

10.35*	Interim Services Agreement between Tatum and Coinstar, Inc., dated September 24, 2009.(2)

Exhibit Number	Description of Document

10.36*	Employment Offer Letter for J. Scott Di Valerio, dated January 18, 2010.(18)

10.37*	Employment Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(18)

10.38*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(18)

10.39*	Offer Letter between Coinstar, Inc. and Saul M. Gates.(19)

10.40*	Letter Agreement between Coinstar, Inc. and Timothy Hale dated April 10, 2009.(27)

10.41*	Form of Change of Control Agreement.(28)

10.42*	First Amendment to Form of Change of Control Agreement.(7)

10.43	Lease Agreement, dated January 1, 2004, by and between Coinstar, Inc. and EOP Operating Limited Partnership.(20)

10.44	First Amendment to Office Lease Agreement as of April 15, 2009, by and between W2007 Seattle Office Bellefield Office Park Realty, L.L.C. and Coinstar, Inc.(21)

10.45	Standard Office Lease, effective December 22, 2009, between Long Ridge Office Portfolio, L.P. and Redbox Automated Retail, LLC.(2)

10.46	Amended and Restated Credit Agreement, dated as of April 29, 2009, amending and restating in its entirety that certain Credit Agreement, dated November 20, 2007, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, KeyBank National Association, U.S. Bank National Association and Wells Fargo Bank, N.A., as co-documentation agents, and the other lenders party thereto.(22)

10.47	First Amendment, Consent and Waiver to Credit Agreement, dated as of December 31, 2009, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender, and letter of credit issuer, and the other lenders party thereto.(2)

10.48	Second Amendment to Credit Agreement, dated as of December 10, 2010, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.(29)

10.49	Second Amended and Restated Credit Agreement, dated July 15, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, as well as other lenders that are parties thereto.(30)

10.50	First Amendment to Credit Agreement, dated as of October 25, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.

10.51	Stock Purchase Agreement dated as of August 23, 2010, among CUHL Holdings, Inc., Coinstar E-Payment Services Inc., Coinstar, Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(23)

10.52	First Amendment to Stock Purchase Agreement dated as of May 31, 2011, by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(31)

Exhibit Number	Description of Document

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on October 26, 2010 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File Number 000-22555).
(9)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 23, 2010 (File Number 000-22555).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File Number 000-22555).

(15)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 8, 2009 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on May 3, 2010 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on April 21, 2009 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on May 1, 2009 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on August 24, 2010 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File Number 000-22555).
(26)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 25, 2011 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 (File Number 000-22555).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2011 (File Number 000-22555).
(31)	Incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2011 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/S/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer
February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2012:

Signature	Title

/S/ PAUL D. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)
Paul D. Davis

/S/ J. SCOTT DI VALERIO	Chief Financial Officer (Principal Financial Officer)
J. Scott Di Valerio

/S/ SAUL M. GATES	Chief Accounting Officer (Principal Accounting Officer)
Saul M. Gates

/S/ DEBORAH L. BEVIER	Chair of the Board
Deborah L. Bevier

/S/ ARIK A. AHITOV	Director
Arik A. Ahitov

/S/ NELSON C. CHAN	Director
Nelson C. Chan

/S/ DAVID M. ESKENAZY	Director
David M. Eskenazy

/S/ ROBERT D. SZNEWAJS	Director
Robert D. Sznewajs

/S/ RONALD B. WOODARD	Director
Ronald B. Woodard