Form 10-Q
period 2012-03-31
COINSTAR INC
filed 2012-04-26
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2012
Common Stock, $0.001 par value	31,299,447

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$329,628	$341,855
Accounts receivable, net of allowances of $1,863 and $1,586	43,035	41,246
Content library	145,704	142,386
Deferred income taxes	80,089	101,341
Prepaid expenses and other current assets	30,858	25,274

Total current assets	629,314	652,102

Property and equipment, net	498,302	499,178
Notes receivable	25,444	24,374
Deferred income taxes	485	647
Goodwill and other intangible assets	274,025	274,583
Other long-term assets	59,254	17,066

Total assets	$1,486,824	$1,467,950

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$137,979	$175,550
Accrued payable to retailers	113,795	127,450
Other accrued liabilities	147,396	148,996
Current callable convertible debt	181,415	-
Current portion of long-term debt	14,007	13,986
Current portion of capital lease obligations	10,573	12,057

Total current liabilities	605,165	478,039

Long-term debt and other long-term liabilities	176,616	359,288
Capital lease obligations	11,007	11,768
Deferred tax liabilities	94,264	87,840

Total liabilities	887,052	936,935

Commitments and contingencies (Note 15)	-	-
Debt conversion feature	18,585	-

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value - 60,000,000 and 45,000,000 authorized; 35,670,257 and 35,251,932 shares issued; 31,297,299 and 30,879,778 shares outstanding	476,998	481,249
Treasury stock	(153,425)	(153,425)
Retained earnings	259,558	205,862
Accumulated other comprehensive loss	(1,944)	(2,671)

Total stockholders’ equity	581,187	531,015

Total liabilities and stockholders’ equity	$1,486,824	$1,467,950

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$568,179	$424,072

Expenses:
Direct operating(1)	390,410	315,073
Marketing	6,957	5,117
Research and development	3,930	2,207
General and administrative	47,811	35,662
Depreciation and other	40,104	33,959
Amortization of intangible assets	687	685

Total expenses	489,899	392,703

Operating income	78,280	31,369

Other income (expense):
Income (loss) from equity method investments (Note 6)	15,159	(150)
Interest expense, net	(4,114)	(7,306)
Other, net	43	190

Total other income (expense)	11,088	(7,266)

Income from continuing operations before income taxes	89,368	24,103
Income tax expense	(35,672)	(9,261)

Income from continuing operations	53,696	14,842
Loss from discontinued operations, net of tax	-	(6,346)

Net income	53,696	8,496

Other comprehensive income, before tax (Note 11):
Foreign currency translation adjustment	727	745
Interest rate hedges on long-term debt	-	896
Gain on short-term investments	-	4
Income tax expense related to items of other comprehensive income	-	(351)

Other comprehensive income, net of tax	727	1,294

Comprehensive income	$54,423	$9,790

Basic earnings (loss) per share attributable to Coinstar, Inc.:
Continuing operations	$1.76	$0.47
Discontinued operations	-	(0.20)

Basic earnings per share attributable to Coinstar, Inc.	$1.76	$0.27

Diluted earnings (loss) per share attributable to Coinstar, Inc.:
Continuing operations	$1.65	$0.46
Discontinued operations	-	(0.20)

Diluted earnings per share attributable to Coinstar, Inc.	$1.65	$0.26

Weighted average shares used in basic per share calculations	30,590	31,067
Weighted average shares used in diluted per share calculations	32,628	32,142

(1) “Direct operating” excludes depreciation and other of $30.0 million, and $29.7 million for the three months ended March 31, 2012 and 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, December 31, 2011	30,879,778	$481,249	$(153,425)	$205,862	$(2,671)	$531,015
Proceeds from exercise of options, net	279,491	5,503	-	-	-	5,503
Adjustments related to tax withholding for share-based compensation	(54,364)	(3,290)	-	-	-	(3,290)

Share-based payments expense	192,394	8,792	-	-	-	8,792
Tax benefit on share-based compensation expense	-	3,329	-	-	-	3,329
Debt conversion feature	-	(18,585)	-	-	-	(18,585)
Net income	-	-	-	53,696	-	53,696
Other comprehensive income, net of tax	-	-	-	-	727	727

BALANCE, March 31, 2012	31,297,299	$476,998	$(153,425)	$259,558	$(1,944)	$581,187

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

		Three Months Ended March 31,
		2012	2011
Operating Activities:
Net income	$	53,696	$8,496
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other		40,104	33,959
Amortization of intangible assets and deferred financing fees		1,219	1,193
Share-based payments expense		8,792	3,040
Excess tax benefits on share-based payments		(3,139)	(2,128)
Deferred income taxes		31,184	6,356
Loss from discontinued operations, net of tax		-	6,346
(Income) loss from equity method investments		(15,159)	150
Non-cash interest on convertible debt		1,717	1,583
Other		(1,511)	(12)
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable		(1,776)	4,958
Content library		(3,318)	46,332
Prepaid expenses and other current assets		(3,812)	(2,434)
Other assets		551	590
Accounts payable		(38,661)	(42,435)
Accrued payable to retailers		(14,014)	(6,432)
Other accrued liabilities		(955)	433

Net cash flows from operating activities from continuing operations		54,918	59,995

Investing Activities:
Purchases of property and equipment		(38,007)	(38,472)
Proceeds from sale of property and equipment		144	176
Equity investments		(28,350)	(2,320)

Net cash flows from investing activities from continuing operations		(66,213)	(40,616)

Financing Activities:
Principal payments on capital lease obligations and other debt		(4,683)	(12,141)
Principal payments on term loan		(2,188)	-
Excess tax benefits related to share-based payments		3,139	2,128
Repurchases of common stock and ASR program		-	(63,349)
Proceeds from exercise of stock options, net		2,213	260

Net cash flows from financing activities from continuing operations		(1,519)	(73,102)

Effect of exchange rate changes on cash		587	667

Decrease in cash and cash equivalents from continuing operations		(12,227)	(53,056)
Cash flows from discontinued operations:
Operating cash flows		-	6,726
Investing cash flows		-	774
Financing cash flows		-	-

Net cash flows from discontinued operations		-	7,500

Decrease in cash and cash equivalents		(12,227)	(45,556)
Cash and cash equivalents:
Beginning of period		341,855	183,416

End of period	$	329,628	$137,860

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$	5,731	$8,944
Cash paid during the period for income taxes	$	1,530	$(1,494)
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations	$	1,310	$2,457
Purchases of property and equipment included in ending accounts payable	$	13,522	$15,907
Non-cash gain included in equity investments	$	19,500	$-

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial information included herein has been prepared by Coinstar, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2011, is derived from our 2011 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Accounting Pronouncements Adopted During 2012

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of ASU 2011-04 in the first quarter of 2012 did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the requirement to disclose the tax effect for each component of other comprehensive income or how earnings per share is calculated or presented. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. Our adoption of ASU 2011-05 in the first quarter of 2012 impacted our financial statement presentation only and did not have a material impact on our financial position, results of operation or cash flows.

Reclassifications

We have reclassified certain results from the prior year to be consistent with our current year presentation. The reclassifications included in our Consolidated Statements of Comprehensive Income were as follows:

•	Presentation of the components of other comprehensive income before related tax effects with one amount shown for the aggregate income tax effect; and

•	Separate presentation of income or loss from equity method investments.

These reclassifications had no effect on our consolidated financial position, results of operations, or cash flows.

NOTE 2: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, retailer card, a gift card or an eGift, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of March 31, 2012, are as follows:

	Kiosks	Locations
Redbox	36,800	30,000
Coin	20,200	19,900

Total	57,000	49,900

NOTE 3: BUSINESS COMBINATION

In February 2012, Redbox entered into a purchase agreement with NCR Corporation (“NCR”) (the “NCR Agreement”), to acquire certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business. The purchased assets will include, among others, self-service DVD kiosks, DVD inventory, intellectual property, and certain related contracts. The purchase price includes a $100.0 million cash payment, as adjusted if certain assets are not transferred at closing and the assumption of certain liabilities of NCR related to the purchased assets. We will account for the purchase as a business combination. Closing of the transaction is subject to certain customary closing conditions, including appropriate governmental approval under the Hart Scott Rodino Antitrust Improvement Act, as amended, which process we cleared without objection in March 2012. We expect to close the transaction in the second quarter of 2012. In addition, in connection with the NCR Agreement, we intend to enter into a strategic arrangement with NCR for manufacturing and services during the five-year period post-closing. At the end of the five-year period, if the aggregate amount paid in margin to NCR for manufacturing and services delivered equals less than $25.0 million, we will pay NCR the difference between such aggregate amount and $25.0 million.

NOTE 4: DISCONTINUED OPERATION AND SALE OF BUSINESS

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $33.5 million (the “Sigue Note”) during 2011. See Note 14: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $25.4 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During 2012, we recognized $1.1 million of interest income base on the imputed interest rate of the Sigue Note.

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

Summary Financial Information

The disposition and operating results of the Money Transfer Business are presented in discontinued operations in our Consolidated Statements of Comprehensive Income. The continuing cash flows from the Money Transfer Business after disposition were insignificant.

The following table sets forth the components of operating results and disposition for the Money Transfer Business:

	Three Months Ended March 31,
Dollars in thousands	2012	2011
Revenue	$-	23,614
Pre-tax income from discontinued operation	$-	$156
Loss on disposal activities	$-	$(5,338)

Loss from discontinued operation before income tax	$-	$(5,182)
Income tax expense	-	(1,164)

Loss from discontinued operation, net of tax	$-	$(6,346)

NOTE 5: CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents, which consist of money market funds and a certificate of deposit, were $47.2 million and $45.4 million at March 31, 2012 and December 31, 2011, respectively. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at March 31, 2012 and December 31, 2011 were $74.4 million and $82.0 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks, which was presented in prior periods as cash being processed in our Consolidated Balance Sheets.

NOTE 6: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

Joint Venture

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture; our share of the Joint Venture’s operating result, approximately a $3.3 million of loss from equity method investment, was recognized as a reduction of the equity investment in the Joint Venture.

In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. Based on an evaluation of information available at March 31, 2012, the preliminary estimated fair value of Redbox trademarks was approximately $30.0 million as of the date of grant. As a result, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense. See Note 14: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks.

Other Equity Method Investments

We make strategic equity investments in external companies that provide automated self-service kiosk solutions. During the first quarter of 2012, we increased our ownership percentage in ecoATM, Inc. (“ecoATM”) through the purchase of $10.0 million in series B preferred stock. EcoATM operates automated self-service kiosks that evaluate and buy-back used electronics directly from consumers for cash or store credit.

Income from Equity Method Investments

Income from equity method investments within our Consolidated Statements of Comprehensive Income is comprised of the following:

Dollars in thousands	Three Months Ended March 31, 2012
Trademark gain	$19,500
Proportionate share of net loss of equity method investees	(3,678)
Amortization of differences in carrying amount and underlying equity	(663)

Total income from equity method investments	$15,159

Related Party Transactions

At March 31, 2012, included within prepaid expenses and other current assets on our Consolidated Balance Sheets, was $6.2 million due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 7: PROPERTY AND EQUIPMENT

Dollars in thousands	March 31, 2012	December 31, 2011
Kiosks and components	$915,860	$887,237
Computers, servers, and software	131,011	123,766
Office furniture and equipment	5,052	4,791
Vehicles	9,020	9,077
Leasehold improvements	14,937	14,673

Property and equipment, at cost	1,075,880	1,039,544
Accumulated depreciation and amortization	(577,578)	(540,366)

Property and equipment, net	$498,302	$499,178

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

Dollars in thousands	March 31, 2012	December 31, 2011
Goodwill	$267,750	$267,750
Accumulated impairment losses	-	-

Total goodwill, net	$267,750	$267,750

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	March 31, 2012	December 31, 2011
Retailer relationships	5 and 6 years	$13,344	$13,344
Accumulated amortization		(7,677)	(7,062)

		5,667	6,282

Other	5 and 40 years	2,019	1,890
Accumulated amortization		(1,411)	(1,339)

		608	551

Intangible assets, net		$6,275	$6,833

Amortization expense was as follows:

	Three Months Ended March 31,
Dollars in thousands	2012	2011
Retailer relationships	$614	$614
Other	73	71

Total amortization of intangible assets	$687	$685

Expected future amortization is as follows:

Dollars in thousands	Relationships	Other
Remainder of 2012	$1,843	$28
2013	2,250	40
2014	1,432	40
2015	12	40
2016	12	40
2017	12	18
Thereafter	106	402

Total expected amortization	$5,667	$608

NOTE 9: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan and our 2011 Incentive Plan (the “Plans”). The Plans permit the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.

Certain information regarding our share-based payments is as follows:

	Three Months Ended March 31,
Dollars in thousands except per share data	2012	2011
Share-based payments expense:
Share-based compensation - stock options	$769	$825
Share-based compensation - restricted stock	2,680	2,037
Share-based payments for content arrangements	5,343	178

Total share-based payments expense	$8,792	$3,040

Tax benefit on share-based payments expense	$3,334	$1,078

	March 31, 2012
Dollars in thousand	Unrecognized Share- Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$4,526	1.8 years
Share-based compensation - restricted stock	22,316	2.1 years
Share-based payments for content arrangements	8,839	2.6 years

Total unrecognized share-based payments expense	$35,681

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

—	Stock options are granted only to our executives and non-employee directors.
—	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted during 2012:

Three Months Ended March 31, 2012
Expected term (in years)	7.3
Expected stock price volatility	43%
Risk-free interest rate	1.6%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2012:

Shares in thousands	Shares	Weighted Average Exercise Price
OUTSTANDING, December 31, 2011	988	$30.77
Granted	81	56.87
Exercised	(280)	29.79
Cancelled, expired, or forfeited	(11)	40.40

OUTSTANDING, March 31, 2012	778	33.70

Certain information regarding stock options outstanding as of March 31, 2012, is as follows:

Shares and intrinsic value in thousands	Options Outstanding	Options Exercisable
Number	778	415
Weighted average per share exercise price	$33.70	$29.37
Aggregate intrinsic value	$23,443	$14,201
Weighted average remaining contractual term (in years)	3.6	2.8

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

The following table presents a summary of restricted stock award activity for 2012:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2011	527	$40.44
Granted	276	57.04
Vested	(164)	37.17
Forfeited	(37)	46.38

NON-VESTED, March 31, 2012	602	48.60

Share-Based Payments for Content Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.

Information related to the shares of restricted stock granted as part of these agreements as of March 31, 2012 is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	19,335	174,013	2.3 years
Paramount	300,000	105,000	195,000	2.8 years

Total	493,348	124,335	369,013

NOTE 10: EARNINGS PER SHARE

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended March 31,
In thousands	2012	2011
Weighted average shares used for basic EPS	30,590	31,067
Dilutive effect of stock options and other share-based awards	704	530
Dilutive effect of convertible debt	1,334	545

Weighted average shares used for diluted EPS	32,628	32,142

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	197	67

NOTE 11: OTHER COMPREHENSIVE INCOME

The following table presents the tax effects allocated to each component of other comprehensive income for the year ended March 31, 2012:

	Three Months Ended March 31, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$727	$-	$727

Other comprehensive income	$727	$-	$727

	Three Months Ended March 31, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$745	$-	$745
Gain on short-term investment	4	(2)	2
Interest rate hedges on long-term debt	896	(349)	547

Other comprehensive income	$1,645	$(351)	$1,294

NOTE 12: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION

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

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations, which consists of our Redbox, Coin and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation granted to executives, nonemployee directors and employees.

In thousands Three Months Ended March 31, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$502,942	$64,826	$411	$-	$568,179
Expenses:
Direct operating	352,268	36,926	1,098	118	390,410
Marketing	4,911	1,720	305	21	6,957
Research and development	481	1,180	2,168	101	3,930
General and administrative	36,464	5,681	2,457	3,209	47,811

Segment operating income (loss)	108,818	19,319	(5,617)	(3,449)	119,071
Less: depreciation and amortization	(32,443)	(8,341)	(7)	-	(40,791)

Operating income (loss)	76,375	10,978	(5,624)	(3,449)	78,280
Income (loss) from equity method investments	-	-	-	15,159	15,159
Interest expense, net	-	-	-	(4,114)	(4,114)
Other, net	-	-	-	43	43

Income (loss) from continuing operations before income taxes	$76,375	$10,978	$(5,624)	$7,639	$89,368

In thousands Three Months Ended March 31, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$362,344	$61,363	$365	$-	$424,072
Expenses:
Direct operating	281,414	33,069	460	130	315,073
Marketing	4,047	1,011	50	9	5,117
Research and development	58	1,785	287	77	2,207
General and administrative	26,004	4,889	2,123	2,646	35,662

Segment operating income (loss)	50,821	20,609	(2,555)	(2,862)	66,013
Less: depreciation and amortization	(27,098)	(7,371)	(175)	-	(34,644)

Operating income (loss)	23,723	13,238	(2,730)	(2,862)	31,369
Income (loss) from equity method investments	-	-	-	(150)	(150)
Interest expense, net	-	-	-	(7,306)	(7,306)
Other, net	-	-	-	190	190

Income (loss) from continuing operations before income taxes	$23,723	$13,238	$(2,730)	$(10,128)	$24,103

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue from continuing operations:

	Three Months Ended March 31,
	2012	2011
Walgreen Co.	17.0%	15.5%
Wal-Mart Stores Inc.	16.6%	18.3%
The Kroger Company	11.0%	11.0%

NOTE 13: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	March 31, 2012	December 31, 2011
Term loan	$168,438	$170,625
Convertible debt	-	179,697
Callable convertible debt	181,415	-
Redbox rollout agreement	2,050	3,268
Asset retirement obligation	9,174	8,841
Other long-term liabilities	10,961	10,843

	372,038	373,274

Less:
Current portion of term loan	(12,031)	(10,938)
Current portion of callable convertible debt	(181,415)	-
Current portion of Redbox rollout agreement	(1,976)	(3,048)

Total long-term debt and other long-term liabilities	$176,616	$359,288

Credit Facility

Our current credit facility, entered on July 15, 2011, provides for a five-year $175.0 million senior secured term loan and $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility by $250.0 million, which can be comprised of term loans and a revolving line of credit. The current credit facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The annual interest rate on the credit facility is variable, based on an index plus a margin determine by our consolidated net leverage ratio. The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries.

On July 15, 2011, we borrowed $175.0 million under the term loan facility. The term loan is subject to mandatory debt repayments of the outstanding borrowings equal to 5.0% in the first year, 7.5% in the second year, 10.0% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. We made principal payments of $4.4 million and $2.2 million on the term loan in 2011 and 2012 respectively. There is no outstanding revolving line of credit borrowing as of March 31, 2012.

In 2012, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at March 31, 2012 was 1.49%.

As of March 31, 2012, we were in compliance with the covenants of the credit facility.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of March 31, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130.0% of the Notes’ conversion price, for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2012, the Conversion Event was met and the Notes were classified as a current liability on our Consolidated Balance Sheets. If the Note holders elect to convert, we can utilize our current credit facility to fulfill the cash requirement. In addition, since the Notes were convertible at March 31, 2012, the $18.6 million debt conversion feature was classified as temporary equity.

The total interest expense for the three months ended as of March 31, 2012 and March 31, 2011 was $5.2 million and $7.4 million respectively. The following interest expense was related to our convertible debt:

	Three Months Ended March 31,
Dollars in thousands	2012	2011
Contractual interest expense	$2,000	$2,000
Amortization of debt discount	1,717	1,583

Total interest expense related to the Notes	$3,717	$3,583

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
Remainder of 2012	$5,391
2013	7,712
2014	5,482

Total unamortized discount	$18,585

NOTE 14: FAIR VALUE

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at March 31, 2012	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$47,226	$-	$-

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$45,363	$-	$-

Money Market Funds and Certificates of Deposit

We determine fair value for our money market funds and certificates of deposit based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.

There were no changes to our valuation techniques in 2012.

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

Notes Receivable

During 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which represented our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluated the Sigue Note for collectability on a quarterly basis. Based on our evaluation at March 31, 2012, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of March 31, 2012, the carrying value of the Sigue Note approximated its estimated fair value and was reported in our Consolidated Balance Sheets. See Note 4: Discontinued Operations, Sale of Assets and Assets of Business Held for Sale for additional information about the sale of our Money Transfer Business.

Trademarks License

During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. The preliminary estimated fair value of the trademarks was approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on March 31, 2012, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as, a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 6: Equity Method Investments and Related Party Transactions.

Fair Value of Other Financial Instruments

The carrying value of our accounts receivable, accounts payable, and our revolving line of credit approximate their respective fair values due to their short-term nature and fall under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 7.6%, for similar high-yield debt at March 31, 2012 and December 31, 2011, respectively. The estimated fair value of our convertible debt was $191.5 million and $183.4 million at March 31, 2012 and December 31, 2011, respectively, and was determined based on its stated terms, maturing on September 1, 2014 and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of March 31, 2012, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2012, are used to collateralize certain obligations to third parties. As of March 31, 2012, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgement in February 2012, and the parties are briefing the plaintiff’s motion for class certification. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for August 10, 2012. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by the defendants’ insurers. The parties are in the process of drafting a Stipulation of Settlement, and hope to file it with the court shortly. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

As of March 31, 2012, we have accrued expenses in the amount of $8.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from $0 million to $8.4 million on March 31, 2012. We believe the likelihood of additional losses material to our accrual as of March 31, 2012 related to these agreements is remote.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter ended March 31, 2012, compared with the quarter ended March 31, 2011.

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

Recent Events

•

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value

(generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting.

•

February 2012, Redbox entered into a purchase agreement with NCR Corporation (“NCR”) (the “NCR Agreement”), to acquire certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business. The purchased assets will include, among others, self-service DVD kiosks, DVD inventory, intellectual property, and certain related contracts. The purchase price includes a $100.0 million cash payment, as adjusted if certain assets are not transferred at closing and the assumption of certain liabilities of NCR related to the purchased assets. We will account for the purchase as a business combination. Closing of the transaction is subject to certain customary closing conditions, including appropriate governmental approval under the Hart Scott Rodino Antitrust Improvement Act, as amended, which process we cleared without objection in March 2012. We expect to close the transaction in the second quarter of 2012. In addition, in connection with the NCR Agreement, we intend to enter into a strategic arrangement with NCR for manufacturing and services during the five-year period post-closing. At the end of the five-year period, if the aggregate amount paid in margin to NCR for manufacturing and services delivered equals less than $25.0 million, we will pay NCR the difference between such aggregate amount and $25.0 million.

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations.

	Three Months Ended
	March 31,		Change
Dollars in thousands, except per share amounts	2012	2011	$	%

Revenue	$568,179	$424,072	$144,107	34.0%

Operating income	$78,280	$31,369	$46,911	149.5%

Income from continuing operations	$53,696	$14,842	$38,854	261.8%

Diluted earnings per share from continuing operations	$1.65	$0.46	$1.19	258.7%

Comparing the first quarter of 2012 to the first quarter of 2011

Revenue increased $144.1 million, or 34.0%, primarily due to same store sales growth and new kiosk installations in our Redbox segment.

Operating income increased $46.9 million, or 149.5%, primarily due to our Redbox segment, where revenue growth was offset by increased content costs, revenue share and processing fees and general and administrative expenses as a result of overall business growth and implementation of a company-wide Enterprise Resource Planning (“ERP”) system. The increase in our Redbox segment was offset by a decline in operating income in our Coin segment and an increased operating loss in our New Ventures segment.

Income from continuing operations increased $38.9 million, or 261.8%, primarily due to:

•	Higher operating income in our Redbox segment;

•

Increased income from equity method investments from a $19.5 million gain on the grant of a license to use certain Redbox trademarks to the Joint Venture, partially offset by losses from other equity method investments; and

•	Lower interest expense due to a lower interest rate on our credit facility; partially offset by

•	Increased income tax expense primarily due to higher pretax income and a higher effective tax rate.

For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unallocated Share-Based Compensation

	Three Months Ended
Dollars in thousands	March 31,		Change
	2012	2011	$	%

Direct operating	$118	$130	$(12)	(9.2)%

Marketing	21	9	12	133.3%

Research and development	101	77	24	31.2%

General and administrative	3,209	2,646	563	21.3%

Total	$3,449	$2,862	$587	20.5%

Share-based compensation expense increased $0.6 million, or 20.5% during 2012 due to an increase in the number and fair value of restricted stock awards granted.

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

Detailed financial information about our business segments, including significant customer relationships is provided in Note 12: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended
Dollars in thousands, except net revenue per rental amounts	March 31,		Change
	2012	2011	$	%
Revenue	$502,942	$362,344	$140,598	38.8%
Expenses:
Direct operating	352,268	281,414	70,854	25.2%
Marketing	4,911	4,047	864	21.3%
Research and development	481	58	423	729.3%
General and administrative	36,464	26,004	10,460	40.2%

Segment operating income	108,818	50,821	57,997	114.1%
Depreciation and amortization	(32,443)	(27,098)	(5,345)	19.7%

Operating income	$76,375	$23,723	$52,652	221.9%

Operating income as a percentage of revenue	15.2%	6.5%
Same store sales growth	28.1%	15.3%
Effect on change in revenue from same store sales growth	$99,884	$39,150	$60,734	155.1%
Ending number of kiosks	36,800	31,800	5,000	15.7%
Total rentals (in thousands)	196,226	164,373	31,853	19.4%
Net revenue per rental	$2.56	$2.20	$0.36	16.7%

Recent Events

•

On February 29, 2012, we amended the terms of our existing content license arrangement with Universal Studios Home Entertainment LLC (“Universal”) to extend the arrangement end date from April 2012 to August 2014;

•	On February 6, 2012, we announced the NCR agreement; and

•

On January 31, 2012, our content license arrangement with Warner Home Video (“Warner”) expired. Subsequent to the expiration date, we have procured Warner content made available for rental in our Redbox kiosks through alternative sources. While this content has a higher per DVD acquisition cost, the DVDs procured through alternative sources typically generate a higher margin percent when compared to our content licensing arrangements as our rentals of this content are spread over a lower number of units.

Comparing the first quarter of 2012 to the first quarter of 2011

Revenue increased $140.6 million, or 38.8% primarily due to the following:

•	$99.9 million from same store sales growth of 28.1%; and

•	$40.7 million from new kiosk installations.

Both amounts reflect the benefit of a $0.36 increase in net revenue per rental driven primarily by the increase in the standard definition daily rental fee from $1.00 to $1.20 in late October 2011, continued growth in video game rentals, which were rolled out nationally in June 2011, and Blu-ray rentals, both of which have higher daily rental fees.

Operating income increased $52.7 million, or 221.9%, primarily due to the following:

•	$140.6 million increase in revenue as described above; partially offset by a

•

$70.9 million increase in direct operating expenses primarily due to revenue growth which resulted in increased DVD and game product costs, revenue share and payment card processing fees, as well as increased share-based payments for content arrangements, due to a higher market price of our common stock on the last day of the calculation period. These increases were offset by decreased kiosk field operations expenses due to reduced network connectivity fees and decreased kiosk repairs and maintenance costs. Direct operating expenses as a percent of revenue for 2012 was 70.0%, down 770 basis points from 77.7% in 2011;

•	$10.5 million increase in general and administrative expenses primarily due to supporting overall business growth and strengthening of our infrastructure;

•

$5.3 million increase in depreciation and amortization expenses due to higher allocated expenses from our shared services support function for data center expansion and ERP implementation costs, as well as higher depreciation due to continued growth in our installed kiosk base; and a

•

$0.9 million increase in marketing expenses due to search engine marketing, affiliate programs and promotional email campaigns. As a percent of revenue, marketing expenses decreased 10 basis points from the prior period.

Coin

	Three Months Ended
Dollars in thousands, except average transaction size	March 31,		Change
	2012	2011	$	%
Revenue	$64,826	$61,363	$3,463	5.6%
Expenses:
Direct operating	36,926	33,069	3,857	11.7%
Marketing	1,720	1,011	709	70.1%
Research and development	1,180	1,785	(605)	(33.9)%
General and administrative	5,681	4,889	792	16.2%

Segment operating income	19,319	20,609	(1,290)	(6.3)%
Depreciation and amortization	(8,341)	(7,371)	(970)	13.2%

Operating income	$10,978	$13,238	$(2,260)	(17.1)%

Operating income as a percentage of revenue	16.9%	21.6%
Same store sales growth	1.6%	5.3%
Ending number of kiosks	20,200	18,800	1,400	7.4%
Total transactions	17,720	16,832	888	5.3%
Average transaction size	$38.00	$37.80	$0.20	0.5%

Comparing the first quarter of 2012 to the first quarter of 2011

Revenue increased $3.5 million, or 5.6%, primarily due to growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.20 increase in average transaction size to $38.00 over the comparative period. The higher average transaction size and increase in total transactions combined for an increase in same store sales during the period of 1.6%.

Operating income decreased $2.3 million, or 17.1%, primarily due to the following:

•	$3.5 million increase in revenue as described above; offset by a

•

$3.9 million increase in direct operating expenses primarily as a result of higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity; and increased allocated expenses from our shared services support function;

•

$0.8 million increase in general and administrative expenses arising from higher allocated expenses from our shared service support functions to support overall business growth and strengthening of our infrastructure;

•	$0.7 million increase in marketing expenses due to higher advertising spend; and a

•

$1.0 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared service support function for data center expansion and ERP implementation costs, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the new Safeway relationship we entered into in 2011.

New Ventures

	Three Months Ended
Dollars in thousands	March 31,		Change
	2012	2011	$	%

Revenue	$411	$365	$46	12.6%

Expenses:

Direct operating	1,098	460	638	138.7%

Marketing	305	50	255	510.0%

Research and development	2,168	287	1,881	655.4%

General and administrative	2,457	2,123	334	15.7%

Segment operating loss	(5,617)	(2,555)	(3,062)	(119.8)%

Depreciation and amortization	(7)	(175)	168	(96.0)%

Operating loss	$(5,624)	$(2,730)	$(2,894)	(106.0)%

Comparing the first quarter of 2012 to the first quarter of 2011

Revenue increased 12.6% primarily due to an increased number of kiosks for new and existing self-service concepts offset somewhat by exiting one of our self-service concepts in the second quarter of 2011.

Operating loss increased $2.9 million, or 106.0%, primarily due to the following:

•

$1.9 million increase in research and development expenses associated with the design, engineering, software development and build out of new kiosks for market testing in our coffee, refurbished electronics, and photo self-service concepts;

•

$0.6 million increase in direct operating expenses due to a $0.4 million charge for purchases of additional prototype kiosks, which we expense as acquired during the piloting phase, additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets, offset somewhat by the exit of one of our self-service concepts in the second quarter of 2011;

•

$0.3 million increase in general and administrative expenses due to increased headcount to support growth of our self-service concepts, offset somewhat by the exit of one of our self-service concepts in the second quarter of 2011, as well as higher allocated costs from our shared service support functions to support overall business growth and strengthening of our infrastructure; and a

•

$0.3 million increase in marketing expense due to increased headcount to support growth of our self-service concepts, offset somewhat by the exit of one of our self-service concepts in the second quarter of 2011.

We expect to continue to invest in self-service concepts that meet our requirements and show the most promise towards future success.

Interest Expense, Net

	Three Months Ended
	March 31,		Change
Dollars in thousands	2012	2011	$	%
Cash interest expense	$3,407	$5,145	$(1,738)	(33.8)%

Non-cash interest expense	1,810	2,241	(431)	(19.2)%

Interest income	(1,103)	(80)	(1,023)	1,278.8%

Total interest expense, net	4,114	$7,306	$(3,192)	(43.7)%

Comparing the first quarter of 2012 to the first quarter of 2011

Interest expense decreased $2.2 million, or 29.4%, primarily due to a lower interest rate for our credit facility.

Income Tax Expense

Our effective tax rate from continuing operations was 39.9% and 38.4% in 2012 and 2011, respectively. Our effective tax rate was higher than the U.S. Federal statutory rate of 35.0% due primarily to US state income taxes. The increase in our effective tax rate for the quarter was due primarily to the absence of federal research and general business tax credits, and an increase in discrete items.

Non-GAAP Financial Measures

We use the following non-GAAP financial measures to evaluate our financial results:

•	Core adjusted EBITDA from continuing operations;

•	Core diluted earnings per share from continuing operations; and

•	Free cash flow from continuing operations.

These measures, the definitions of which are presented below, are non-GAAP because they exclude certain amounts which are included in the most directly comparable measure calculated and presented in accordance with GAAP. Our non-GAAP financial measures are not meant to be considered in isolation or as a substitute for our GAAP financial measures and may not be comparable with similarly titled measures of other companies. We believe investors should consider our core results because they are more indicative of our ongoing performance and trends and are more consistent with how management evaluates our operational results and trends.

Core Adjusted EBITDA from Continuing Operations

Our non-GAAP financial measure core adjusted EBITDA from continuing operations is defined as earnings before depreciation, amortization and other; interest expense, net; income taxes; share-based payments expense; and non-core adjustments, including i) deal fees primarily related to the acquisition of certain assets of NCR’s self service entertainment DVD kiosk business, ii) loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control, and iii) a gain on the grant of a license to use certain Redbox trademarks to our joint venture with Verizon Communications (“the Joint Venture”).

A reconciliation of core adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
Dollars in thousands	2012	2011	$	%
Income from continuing operations	$53,696	$14,842	$38,854	261.8%
Depreciation, amortization and other	40,791	34,644	6,147	17.7%
Interest expense, net	4,114	7,306	(3,192)	(43.7)%
Income taxes	35,672	9,261	26,411	285.2%
Share-based payments expense(1)	8,792	3,040	5,752	189.2%

Adjusted EBITDA from continuing operations	143,065	69,093	73,972	107.1%
Non-core adjustments:
Deal fees	1,203	168	1,035
Loss from equity method investments	4,341	150	4,191
Gain on formation of the Joint Venture	(19,500)	—	(19,500)

Core Adjusted EBITDA from continuing operations	$129,109	$69,411	$59,698	86.0%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

The increases in our core adjusted EBITDA during both 2012 and 2011 were primarily due to improvements in the results of our Redbox segment. The other components of core adjusted EBITDA have been discussed previously in the results of operations section above.

Core Diluted EPS from Continuing Operations

Our non-GAAP financial measure core diluted EPS from continuing operations is defined as diluted earnings per share from continuing operations excluding non-core adjustments, net of applicable taxes, which include deal fees primarily related to the acquisition of certain assets of NCR’s self-service entertainment DVD kiosk business, loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and a gain on the grant of a license to use certain Redbox trademarks to the Joint Venture.

A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
	2012	2011	$	%
Diluted EPS from continuing operations	$1.65	$0.46	$1.19	258.7%
Non-core adjustments, net of tax:(1)
Deal fees	0.02	-	0.02
Loss from equity method investments	0.08	-	0.08
Gain on formation of the Joint Venture	(0.36)	-	(0.36)

Core diluted EPS from continuing operations	$1.39	$0.46	$0.93	202.2%

(1)	Non-core adjustments are presented after-tax using an estimated tax rate of 40.0%.

Free Cash Flow from Continuing Operations

Our non-GAAP financial measure, free cash flow from continuing operations is defined as net cash provided by operating activities from continuing operations after capital expenditures. We believe free cash flow from continuing operations is an important non-GAAP measure as it provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. The table below provides a reconciliation of net cash flows from operating activities from continuing operations, the most comparable GAAP financial measure, to free cash flow from continuing operations:

Dollars in thousands	Three Months Ended March 31,		Change
	2012	2011	$	%
Net cash provided by operating activities	$54,918	$59,995	$(5,077)	(8.5)%

Purchase of property and equipment	(38,007)	(38,472)	465	(1.2)%

Free cash flow from continuing operations	$16,911	$21,523	$(4,612)	(21.4)%

An analysis of our net cash from operating activities and used in investing and financial activities from continuing operations is provided below.

Liquidity and Capital Resources

We believe our existing cash, cash equivalents and amounts available to us under our current credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coin kiosks generate lower than anticipated volume, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements and the cost of developing potential new product service offerings and enhancements and cash required to fund future acquisitions and investment.

Net Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations decreased by $5.1 million primarily due to the following:

•	$45.2 million increase in net income to $53.7 million primarily due to increased operating income in our Redbox segment, offset by

•

$12.7 million net increase in the total non-cash adjustments to reconcile net income to net cash flow from operating activities primarily due to higher deferred income taxes offset partially by income from equity method investment; offset by a

•	$63.0 million net decrease in our working capital primarily due to the procurement of our content library.

Net Cash Used in Investing Activities from Continuing Operations

We used $66.2 million of net cash in our investing activities from continuing operations primarily due to the following:

•	$38.0 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our ERP implementation; and

•	$28.4 million used for equity investments.

Net Cash Used in Financing Activities from Continuing Operations

We used $1.5 million of net cash in our financing activities from continuing operations due to the following:

•	$4.7 million used to pay capital lease obligations and other debt; and

•	$2.2 million used to pay our term loan; partially offset by

•	$5.3 million from stock option exercises and excess tax benefits on share-based payments.

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of March 31, 2012, our cash and cash equivalent balance was $329.6 million, of which $74.4 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was $255.2 million, available for use to support our liquidity needs.

Debt

Debt was comprised of the following:

Dollars in thousands	March 31, 2012	December 31, 2011
Term loan	$168,438	$170,625
Convertible debt (Face value)	200,000	200,000

Total debt	$368,438	$370,625

Revolving Line of Credit and Term Loan

Our current credit facility, entered into on July 15, 2011, provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the credit facility is variable, based on an index plus a margin determine by our consolidated net leverage ratio. The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The credit facility contains certain financial covenants, ratios and tests. See Note 13: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of March 31, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for more than 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. We do not anticipate the Note holders to convert and have not set in place immediately available funds to facilitate a potential conversion payment. However, at March 31, 2012, we have available capacity on our revolving line of credit that we could utilize to meet the cash requirement should the Note holders elect to convert. As of March 31, 2012, the Conversion Event was met and the Notes were classified as a current liability on our Consolidated Balance Sheets. In addition, since the Notes were convertible at March 31, 2012, the $18.6 million debt conversion feature was classified as temporary equity.

Letters of Credit

As of March 31, 2012, we had four irrevocable standby letters of credit that totaled $5.5 million. These standby letters of credit, which expire at various times through 2012, are used to collateralize certain obligations to third parties. As of March 31, 2012, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

As of March 31, 2012, we have accrued expenses in the amount of $8.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from $0 million to $8.4 million on March 31, 2012. We believe the likelihood of additional losses material to our accrual as of March 31, 2012 related to these agreements is remote.

CONTRACTUAL PAYMENT OBLIGATIONS

As of March 31, 2012, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2011 Form 10-K:

•	An incremental purchase commitment of approximately $260.0 million related to extending our content license agreement with Universal;

•

Up to $100.0 million cash commitment for the purchase of certain assets of NCR’s DVD business, as adjusted if certain assets are not transferred at closing, and the assumption of certain liabilities of NCR related to the purchased assets and, post-closing of the purchase, a minimum of $25.0 million in margin over a five-year term for manufacturing and services provided by NCR;

•	An additional purchase commitment for kiosks, and related parts and components of approximately $22.0 million; and

•	A reclassification on our Consolidated Balance Sheets of $181.4 million of callable convertible debt from long-term liabilities at December 31, 2011 to current liabilities at March 31, 2012.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the critical accounting policies previously disclosed in our 2011 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks and risk management policies since the filing of our 2011 Form 10-K.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgement in February 2012, and the parties are briefing the plaintiff’s motion for class certification. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for August 10, 2012. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by the defendants’ insurers. The parties are in the process of drafting a Stipulation of Settlement, and hope to file it with the court shortly. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed in our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2012:

	Total Number of Shares Repurchased(1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)

1/1/12 - 1/31/12	1,097	$	48.00	-	$	266,170
2/1/12 - 2/29/12	24,766	$	59.25	-	$	271,632
3/1/12- 3/31/12	28,501	$	62.10	-	$	272,724

	54,364	$	60.51	-	$	272,724

(1)

Represents shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Dollars in thousands

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

2.1†	Limited Liability Company Agreement of Verizon Ventures IV LLC (to be renamed Verizon and Redbox Digital Entertainment Services, LLC), dated as of February 3, 2012.

2.2†	Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of February 3, 2012.

10.1*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to the CEO, COO or CFO.

10.2*	Form of Notice of Restricted Stock Award and form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.

10.3*	2012 Incentive Compensation Plan for Section 16 Officers.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio
Chief Financial Officer
April 26, 2012