Form 10-Q
period 2012-06-30
COINSTAR INC
filed 2012-07-26
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2012
Common Stock, $0.001 par value	31,310,529

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$321,635	$341,855
Accounts receivable, net of allowances of $1,764 and $1,586	47,872	41,246
Content library	150,756	142,386
Deferred income taxes	32,324	84,228
Prepaid expenses and other current assets	34,002	25,274

Total current assets	586,589	634,989

Property and equipment, net	512,633	499,178
Notes receivable	25,858	24,374
Deferred income taxes	899	647
Goodwill and other intangible assets	362,471	274,583
Other long-term assets	53,236	17,066

Total assets	$1,541,686	$1,450,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$156,146	$175,550
Accrued payable to retailers	125,391	127,450
Other accrued liabilities	152,805	148,996
Current callable convertible debt	183,179	-
Current portion of long-term debt	14,225	13,986
Current portion of capital lease obligations	10,466	12,057

Total current liabilities	642,212	478,039

Long-term debt and other long-term liabilities	177,081	359,288
Capital lease obligations	12,242	11,768
Deferred tax liabilities	87,152	87,840

Total liabilities	918,687	936,935

Commitments and contingencies (Note 15)	-	-
Debt conversion feature	16,821	-

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value - 60,000,000 and 45,000,000 authorized; 35,749,944 and 35,251,932 shares issued; 31,307,790 and 30,879,778 shares outstanding	487,147	481,249
Treasury stock	(157,483)	(153,425)
Retained earnings	279,320	188,749
Accumulated other comprehensive loss	(2,806)	(2,671)

Total stockholders’ equity	606,178	513,902

Total liabilities and stockholders’ equity	$1,541,686	$1,450,837

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$532,220	$435,228	$1,100,399	$859,300

Expenses:
Direct operating(1)	356,799	292,513	747,209	607,586
Marketing	5,610	7,857	12,567	12,974
Research and development	3,614	2,093	7,544	4,300
General and administrative	52,788	39,057	100,599	74,719
Depreciation and other	43,005	34,805	83,109	68,764
Amortization of intangible assets	624	685	1,311	1,370

Total expenses	462,440	377,010	952,339	769,713

Operating income	69,780	58,218	148,060	89,587

Other income (expense):
Income (loss) from equity method investments, net (Note 6)	(5,044)	(458)	10,115	(608)
Interest expense, net	(3,027)	(6,156)	(7,141)	(13,462)
Other, net	(59)	(33)	(16)	157

Total other income (expense)	(8,130)	(6,647)	2,958	(13,913)

Income from continuing operations before income taxes	61,650	51,571	151,018	75,674
Income tax expense	(24,775)	(20,110)	(60,447)	(29,371)

Income from continuing operations	36,875	31,461	90,571	46,303
Loss from discontinued operations, net of tax	-	(4,722)	-	(11,068)

Net income	36,875	26,739	90,571	35,235

Other comprehensive income, before tax (Note 11):
Foreign currency translation adjustment	(862)	(35)	(135)	710
Interest rate hedges on long-term debt	-	-	-	896
Gain on short-term investments	-	(24)	-	(20)
Income tax expense related to items of other comprehensive income	-	9	-	(342)

Other comprehensive income, net of tax	(862)	(50)	(135)	1,244

Comprehensive income	$36,013	$26,689	$90,436	$36,479

Basic earnings (loss) per share:
Continuing operations	$1.20	$1.03	$2.95	$1.50
Discontinued operations	-	(0.15)	-	(0.36)

Basic earnings per share	$1.20	$0.88	$2.95	$1.14

Diluted earnings (loss) per share:
Continuing operations	$1.11	$0.98	$2.75	$1.44
Discontinued operations	-	(0.15)	-	(0.34)

Diluted earnings per share	$1.11	$0.83	$2.75	$1.10

Weighted average shares used in basic per share calculations	30,776	30,542	30,682	30,803
Weighted average shares used in diluted per share calculations	33,190	32,144	32,908	32,141

(1) “Direct operating” excludes depreciation and other of $30.2 million and $60.2 million for the three and six months ended June 30, 2012, respectively, and $29.7 million and $59.3 million for the three and six months ended June 30, 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, March 31, 2012	31,297,299	$476,998	$(153,425)	$242,445	$(1,944)	$564,074
Proceeds from exercise of options, net	73,854	1,963	-	-	-	1,963
Adjustments related to tax withholding for share-based compensation	(3,086)	(195)	-	-	-	(195)

Share-based payments expense	9,723	5,938	-	-	-	5,938
Tax benefit on share-based compensation expense	-	679	-	-	-	679
Debt conversion feature	-	1,764	-	-	-	1,764
Share repurchased	(70,000)	-	(4,058)	-	-	(4,058)
Net income	-	-	-	36,875	-	36,875
Other comprehensive income, net of tax	-	-	-	-	(862)	(862)

BALANCE, June 30, 2012	31,307,790	$487,147	$(157,483)	$279,320	$(2,806)	$606,178

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, December 31, 2011	30,879,778	$481,249	$(153,425)	$188,749	$(2,671)	$513,902
Proceeds from exercise of options, net	353,345	7,466	-	-	-	7,466
Adjustments related to tax withholding for share-based compensation	(57,450)	(3,485)	-	-	-	(3,485)

Share-based payments expense	202,117	14,730	-	-	-	14,730
Tax benefit on share-based compensation expense	-	4,008	-	-	-	4,008
Debt conversion feature	-	(16,821)	-	-	-	(16,821)
Share repurchased	(70,000)	-	(4,058)	-	-	(4,058)
Net income	-	-	-	90,571	-	90,571
Other comprehensive income, net of tax	-	-	-	-	(135)	(135)

BALANCE, June 30, 2012	31,307,790	$487,147	$(157,483)	$279,320	$(2,806)	$606,178

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Activities:
Net income	$36,875	$26,739	$90,571	$35,235
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	43,005	34,805	83,109	68,764
Amortization of intangible assets and deferred financing fees	1,155	1,192	2,374	2,385
Share-based payments expense	5,938	5,453	14,730	8,493
Excess tax benefits on share-based payments	(598)	(186)	(3,737)	(2,314)
Deferred income taxes	25,440	19,593	56,624	25,949
Loss from discontinued operations, net of tax	-	4,722	-	11,068
(Income) loss from equity method investments, net	5,044	458	(10,115)	608
Non-cash interest on convertible debt	1,764	1,626	3,481	3,209
Other	(1,802)	(119)	(3,313)	(131)
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	(4,839)	(6)	(6,615)	4,952
Content library	(722)	(24,855)	(4,040)	21,477
Prepaid expenses and other current assets	(3,062)	(3,650)	(6,874)	(6,084)
Other assets	444	(1,156)	995	(566)
Accounts payable	12,634	23,273	(26,027)	(19,162)
Accrued payable to retailers	11,891	18,588	(2,123)	12,156
Other accrued liabilities	6,136	5,388	5,181	5,821

Net cash flows from operating activities from continuing operations	139,303	111,865	194,221	171,860

Investing Activities:
Purchases of property and equipment	(38,694)	(49,405)	(76,701)	(87,877)
Proceeds from sale of property and equipment	525	175	669	351
Proceeds from sale of businesses, net	-	12,221	-	12,221
Acquisition of NCR DVD kiosk business	(100,000)	-	(100,000)	-
Equity investments	-	-	(28,350)	(2,320)

Net cash flows from investing activities from continuing operations	(138,169)	(37,009)	(204,382)	(77,625)

Financing Activities:
Principal payments on capital lease obligations and other debt	(4,511)	(4,932)	(9,194)	(17,073)
Principal payments on term loan	(2,187)	-	(4,375)	-
Net payments on credit facility	-	(25,000)	-	(25,000)
Excess tax benefits related to share-based payments	598	186	3,737	2,314
Repurchases of common stock and ASR program	(4,058)	-	(4,058)	(63,349)
Proceeds from exercise of stock options, net	1,768	1,080	3,981	1,340

Net cash flows from financing activities from continuing operations	(8,390)	(28,666)	(9,909)	(101,768)

Effect of exchange rate changes on cash	(737)	(22)	(150)	645

Increase (decrease) in cash and cash equivalents from continuing operations	(7,993)	46,168	(20,220)	(6,888)
Cash flows from discontinued operations:
Operating cash flows	-	2,952	-	9,678
Investing cash flows	-	(13,452)	-	(12,678)
Financing cash flows	-	-	-	-

Net cash flows from discontinued operations	-	(10,500)	-	(3,000)

Increase (decrease) in cash and cash equivalents	(7,993)	35,668	(20,220)	(9,888)
Cash and cash equivalents:
Beginning of period	329,628	137,860	341,855	183,416

End of period	$321,635	$173,528	$321,635	$173,528

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$1,050	$2,238	$6,781	$9,193
Cash paid during the period for income taxes	$3,939	$3,422	$5,469	$1,928
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations	$4,985	$5,886	$6,295	$8,343
Purchases of property and equipment included in ending accounts payable	$19,061	$17,073	$19,061	$17,073
Non-cash gain included in equity investments	$-	$-	$19,500	$-

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

Revision of Previously Issued Financial Statements

During the second quarter of 2012, we identified a $17.1 million adjustment related to the 2009 disposition of our entertainment services business. The adjustment was determined to be an immaterial error in the calculation of a worthless stock deduction which resulted in an overstatement of our noncurrent deferred income tax asset and income from discontinued operations, net of tax, in our 2009 year-end financial statements. We concluded that the error was not material to any of our prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality primarily because it does not impact any known trends we consider meaningful. Although the error was and continues to be immaterial to prior periods, because of the significance of the out-of-period correction in the second quarter of 2012, we applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised our prior period financial statements.

In addition to a decrease of $17.1 million in our retained earnings on March 31, 2012 and December 31, 2011, we have revised our 2009 year-end financial statements in the following tables:

Dollars in thousands	December 31, 2009
	As Reported	Adjustment	As Revised
Noncurrent deferred income tax assets	$99,195	$(17,113)	$82,082
Total assets	$1,222,799	$(17,113)	$1,205,686
Retained earnings	$50,971	$(17,113)	$33,858
Total Equity	$412,391	$(17,113)	$395,278
Total liabilities and stockholder’s equity	$1,222,799	$(17,113)	$1,205,686

Dollars in thousands, except per share data	Year Ended December 31, 2009
	As Reported	Adjustment	As Revised
Income (loss) from discontinued operation, net of tax	$13,577	$(17,113)	$(3,536)

Basic earnings (loss) per share:
Continuing operations	$1.33	$-	$1.33
Discontinuing operations	0.45	(0.56)	(0.11)

Basic earnings (loss) per share	$1.78	$(0.56)	$1.22

Diluted earnings (loss) per share:
Continuing operations	$1.31	$-	$1.31
Discontinuing operations	0.45	(0.56)	(0.11)

Diluted earnings (loss) per share	$1.76	$(0.56)	$1.20

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

NOTE 2: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of June 30, 2012, are as follows:

	Kiosks	Locations
Redbox(1)	38,500	31,100
Coin	20,200	20,200

Total(1)	58,700	51,300

(1)	Excludes approximately 6,200 active kiosks in 5,900 locations acquired as part of the NCR Asset Acquisition during the second quarter of 2012.

NOTE 3: BUSINESS COMBINATION

On June 22, 2012, Redbox and NCR Corporation (“NCR”) completed the transactions contemplated by the Asset Purchase Agreement, dated as of February 3, 2012, as amended, by and between Redbox and NCR (the “NCR Agreement”). Pursuant to the Agreement, Redbox acquired certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content library, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. In connection with the NCR Asset Acquisition, Coinstar and NCR entered into a manufacturing and services agreement, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. We expect such margin will be fully utilized over the five year period when we purchase goods and services from NCR at the fair market value. In addition, Redbox and NCR entered into a transition services agreement, pursuant to which Redbox and NCR will provide certain transition services to one another relating to the operation of the purchased DVD kiosks for a period of one year from the agreement date.

We accounted for the NCR Asset Acquisition as a business combination. Costs related to the NCR Asset Acquisition of approximately $3.2 million were expensed during 2012 and are included within general and administrative expenses in our Consolidated Statements of Comprehensive Income. The NCR Asset Acquisition allows us to expand our footprint to new retail partners and provides other strategic benefits. The operating results of NCR’s self-service entertainment DVD kiosk business are included in our Redbox segment results.

The purchase price is preliminarily allocated based on the fair value of the assets acquired and liabilities assumed at the NCR Asset Acquisition date as follows:

Dollars in thousands	June 22, 2012
Assets acquired:
Content library	$4,330
Prepaid expenses	240
Deferred income taxes	1,500
Property and equipment	9,130
Intangible assets	46,960
Goodwill	42,110

Total assets acquired	104,270
Liabilities assumed:
Accrued liabilities	(4,270)

Total consideration paid in cash	$100,000

Goodwill of $42.1 million, attributable primarily to the future expected synergies, operational efficiencies, as well as market expansion, has been preliminarily assigned to our Redbox segment. The majority of the goodwill is deductible for tax purpose. The measurement period for purchase price allocation ends as soon as information regarding the assessment of the quality and quantity of the kiosks and certain facts as well as circumstances becomes available; such measurement period will not exceed twelve months. Adjustments in the purchase price allocation may require recasting the amounts allocated to goodwill retroactively to the period in which the NCR Asset Acquisition occurred.

We have preliminarily estimated the fair value of the acquired identifiable intangible assets, based on the forecasted future cash flows discounted at a rate of approximately 11%. A portion of the purchase price is allocated to the following identifiable intangible assets:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Retailer relations	$40,000	10
Patents	6,300	8
Trademark and trade name	500	1
Internal use software	160	1

Total	$46,960

The estimated weighted-average useful life of the acquired identifiable intangible assets is 9.60 years.

Since the NCR Asset Acquisition was closed near the end of the reporting period, we are still finalizing our preliminary allocations. In addition, we will begin the amortization of the intangible assets acquired in the third quarter of 2012. Based on the identified intangible assets recorded as of the closing date and assuming no subsequent impairment of the underlying assets, the annual estimates of the aggregate amortization expense are as follows:

Dollars in thousands	Amortization Expense
Remainder of 2012	$2,790
2013	5,052
2014	4,788
2015	4,788
2016	4,788
2017	4,788
Thereafter	19,966

Total	$46,960

Revenue of $1.9 million and operating income of $0.6 million after the NCR Asset Acquisition closing date is included in our Consolidated Statements of Comprehensive Income.

Pro forma information

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. and includes the self-service entertainment DVD kiosk business acquired from NCR as if the Acquisition was consummated as of January 1, 2011. There are no material non-recurring pro forma adjustments and the pro forma information may differ from actual results.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Revenue	$552,377	$463,333	$1,146,504	$914,282
Net income	$34,650	$23,082	$84,153	$28,339
Net Income per share:
Basic	$1.13	$0.76	$2.74	$0.92
Diluted	$1.04	$0.72	$2.56	$0.88

NOTE 4: DISCONTINUED OPERATION AND SALE OF BUSINESS

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $33.5 million (the “Sigue Note”) during 2011. See Note 14: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $25.9 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During 2012, we recognized $2.2 million of interest income base on the imputed interest rate of the Sigue Note.

On June 9, 2011, the sold assets and liabilities of the Money Transfer Business primarily consisted of the following:

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

The following table sets forth the components of operating results and disposition for the Money Transfer Business:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Revenue	$-	$24,102	$-	$47,716

Pre-tax income from discontinued operation	$-	$498	$-	$654
Loss on disposal activities	-	(5,732)	-	(11,070)

Loss from discontinued operation before income tax	-	(5,234)	-	(10,416)
Income tax expense	-	512	-	(652)

Loss from discontinued operation, net of tax	$-	$(4,722)	$-	$(11,068)

NOTE 5: CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents, which consist of money market funds and a certificate of deposit, were $70.1 million and $45.4 million at June 30, 2012 and December 31, 2011, respectively. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at June 30, 2012 and December 31, 2011 were $84.1 million and $82.0 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks.

NOTE 6: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

Redbox InstantTM by Verizon

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $7.3 million from our equity method investment, representing our share of the Joint Venture’s operating results for the six months period ended as of June 30, 2012.

In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. Based on an evaluation of information available at June 30, 2012, the preliminary estimated fair value of Redbox trademarks was approximately $30.0 million as of the date of grant. As a result, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense. See Note 14: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks.

Other Equity Method Investments

We make strategic equity investments in external companies that provide automated self-service kiosk solutions. During the first quarter of 2012, we increased our ownership percentage in ecoATM, Inc. (“ecoATM”) through the purchase of $10.0 million in series B preferred stock. EcoATM operates automated self-service kiosks that evaluate and buy-back used electronics directly from consumers for cash.

Our equity method investments and ownership percentages as of June 30, 2012 were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$29,560	35%
Other equity investments	13,391	13% - 26%

Equity method investments	$42,951

Income from Equity Method Investments

Income from equity method investments within our Consolidated Statements of Comprehensive Income is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Trademark gain	$-	$-	$19,500	$-
Proportionate share of net loss of equity method investees	(4,676)	(458)	(8,354)	(608)
Amortization of differences in carrying amount and underlying equity	(368)	-	(1,031)	-

Total income from equity method investments	$(5,044)	$(458)	$10,115	$(608)

Related Party Transactions

At June 30, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $6.2 million due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 7: PROPERTY AND EQUIPMENT

Dollars in thousands	June 30, 2012	December 31, 2011
Kiosks and components	$948,521	$887,237
Computers, servers, and software	145,889	123,766
Office furniture and equipment	5,436	4,791
Vehicles	7,851	9,077
Leasehold improvements	15,533	14,673

Property and equipment, at cost	1,123,230	1,039,544
Accumulated depreciation and amortization	(610,597)	(540,366)

Property and equipment, net	$512,633	$499,178

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

Dollars in thousands	June 30, 2012	December 31, 2011
Goodwill	$267,750	$267,750
Goodwill from NCR Asset Acquisition	42,110	-
Accumulated impairment losses	-	-

Total goodwill, net	$309,860	$267,750

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2012	December 31, 2011
Retailer relationships	5 - 10 years	$53,344	$13,344
Accumulated amortization		(8,291)	(7,062)

		45,053	6,282

Other	1 - 40 years	8,979	1,890
Accumulated amortization		(1,421)	(1,339)

		7,558	551

Intangible assets, net		$52,611	$6,833

Amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Retailer relationships	$614	$614	$1,229	$1,229
Other	10	71	82	141

Total amortization of intangible assets	$624	$685	$1,311	$1,370

Expected future amortization is as follows:

Dollars in thousands	Relationships	Other
Remainder of 2012	$3,227	$808
2013	6,250	1,092
2014	5,432	828
2015	4,012	828
2016	4,012	828
2017	4,012	806
Thereafter	18,108	2,368

Total expected amortization	$45,053	$7,558

NOTE 9: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan and our 2011 Incentive Plan (the “Plans”). The Plans permit the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.

Certain information regarding our share-based payments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share data	2012	2011	2012	2011
Share-based payments expense:
Share-based compensation - stock options	$630	$678	$1,399	$1,503
Share-based compensation - restricted stock	2,256	1,664	4,936	3,701
Share-based payments for content arrangements	3,052	3,111	8,395	3,289

Total share-based payments expense	$5,938	$5,453	$14,730	$8,493

Tax benefit on share-based payments expense	$2,234	$2,034	$5,568	$3,112

	June 30, 2012
Dollars in thousand	Unrecognized Share- Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$4,038	1.7 years
Share-based compensation - restricted stock	21,048	2.0 years
Share-based payments for content arrangements	7,673	2.3 years

Total unrecognized share-based payments expense	$32,759

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

—	Stock options are granted only to our executives and non-employee directors.
—	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted during 2012:

Six Months Ended June 30, 2012
Expected term (in years)	7.3
Expected stock price volatility	44%
Risk-free interest rate	1.6%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2012:

Shares in thousands	Options	Weighted Average Exercise Price
OUTSTANDING, December 31, 2011	988	$30.77
Granted	88	$57.24
Exercised	(353)	$29.12
Cancelled, expired, or forfeited	(18)	$36.75

OUTSTANDING, June 30, 2012	705	$34.78

Certain information regarding stock options outstanding as of June 30, 2012, is as follows:

Shares and intrinsic value in thousands	Options Outstanding	Options Exercisable
Number	705	377
Weighted average per share exercise price	$34.78	$30.63
Aggregate intrinsic value	$19,766	$12,118
Weighted average remaining contractual term (in years)	4.2	2.8

Restricted stock awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors, and once earned, vest in equal installments over three years from the date of grant. The restricted shares require no payment from the grantee. The fair value of the awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period or based on achieving performance conditions.

The following table presents a summary of restricted stock award activity for 2012:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2011	527	$40.44
Granted	298	56.88
Vested	(182)	38.08
Forfeited	(50)	47.03

NON-VESTED, June 30, 2012	593	48.90

Share-Based Payments for Content Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.

Information related to the shares of restricted stock granted as part of these agreements as of June 30, 2012, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	19,335	174,013	2.1 years
Paramount	300,000	105,000	195,000	2.5 years

Total	493,348	124,335	369,013

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2012	2011	2012	2011
Weighted average shares used for basic EPS	30,776	30,542	30,682	30,803
Dilutive effect of stock options and other share-based awards	635	594	669	561
Dilutive effect of convertible debt	1,779	1,008	1,557	777

Weighted average shares used for diluted EPS	33,190	32,144	32,908	32,141

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	115	112	156	89

NOTE 11: OTHER COMPREHENSIVE INCOME

The following table presents the tax effects allocated to each component of other comprehensive income for the year ended June 30, 2012:

	Three Months Ended June 30, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(862)	$-	$(862)

Other comprehensive income	$(862)	$-	$(862)

	Three Months Ended June 30, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(35)	$-	$(35)
Gain (loss) on short-term investment	(24)	9	(15)

Other comprehensive income	$(59)	$9	$(50)

	Six Months Ended June 30, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(135)	$-	$(135)

Other comprehensive income	$(135)	$-	$(135)

	Six Months Ended June 30, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$710	$-	$710
Gain (loss) on short-term investment	(20)	7	(13)
Interest rate hedges on long-term debt	896	(349)	547

Other comprehensive income	$1,586	$(342)	$1,244

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

During the second quarter of 2012, we completed the NCR Asset Acquisition. The assets acquired and liabilities assumed, as well as the results of operations, are included in our Redbox segment. See Note 3: Business Combination for additional information about the acquisition.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results from continuing operations, which consists of our Redbox, Coin and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation granted to executives, nonemployee directors and employees.

Dollars in thousands Three Months Ended June 30, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$457,968	$73,855	$397	$-	$532,220
Expenses:
Direct operating	316,515	39,307	849	128	356,799
Marketing	3,915	1,109	570	16	5,610
Research and development	249	1,008	2,266	91	3,614
General and administrative	40,569	6,704	2,864	2,651	52,788

Segment operating income (loss)	96,720	25,727	(6,152)	(2,886)	113,409
Less: depreciation and amortization	(35,335)	(8,279)	(15)	-	(43,629)

Operating income (loss)	61,385	17,448	(6,167)	(2,886)	69,780
Loss from equity method investments, net	-	-	-	(5,044)	(5,044)
Interest expense, net	-	-	-	(3,027)	(3,027)
Other, net	-	-	-	(59)	(59)

Income (loss) from continuing operations before income taxes	$61,385	$17,448	$(6,167)	$(11,016)	$61,650

Dollars in thousands Three Months Ended June 30, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$363,862	$71,065	$301	$-	$435,228
Expenses:
Direct operating	255,105	35,983	1,342	83	292,513
Marketing	6,357	1,258	231	11	7,857
Research and development	4	1,461	550	78	2,093
General and administrative	28,379	5,563	2,945	2,170	39,057

Segment operating income (loss)	74,017	26,800	(4,767)	(2,342)	93,708
Less: depreciation and amortization	(27,360)	(7,451)	(679)	-	(35,490)

Operating income (loss)	46,657	19,349	(5,446)	(2,342)	58,218
Loss from equity method investments, net	-	-	-	(458)	(458)
Interest expense, net	-	-	-	(6,156)	(6,156)
Other, net	-	-	-	(33)	(33)

Income (loss) from continuing operations before income taxes	$46,657	$19,349	$(5,446)	$(8,989)	$51,571

Dollars in thousands Six Months Ended June 30, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$960,910	$138,681	$808	$-	$1,100,399
Expenses:
Direct operating	668,783	76,233	1,947	246	747,209
Marketing	8,826	2,829	875	37	12,567
Research and development	730	2,188	4,434	192	7,544
General and administrative	77,033	12,385	5,321	5,860	100,599

Segment operating income (loss)	205,538	45,046	(11,769)	(6,335)	232,480
Less: depreciation and amortization	(67,778)	(16,620)	(22)	-	(84,420)

Operating income (loss)	137,760	28,426	(11,791)	(6,335)	148,060
Income from equity method investments, net	-	-	-	10,115	10,115
Interest expense, net	-	-	-	(7,141)	(7,141)
Other, net	-	-	-	(16)	(16)

Income (loss) from continuing operations before income taxes	$137,760	$28,426	$(11,791)	$(3,377)	$151,018

Dollars in thousands Six Months Ended June 30, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$726,206	$132,428	$666	$-	$859,300
Expenses:
Direct operating	536,519	69,052	1,802	213	607,586
Marketing	10,404	2,269	281	20	12,974
Research and development	62	3,246	837	155	4,300
General and administrative	54,383	10,452	5,068	4,816	74,719

Segment operating income (loss)	124,838	47,409	(7,322)	(5,204)	159,721
Less: depreciation and amortization	(54,458)	(14,822)	(854)	-	(70,134)

Operating income (loss)	70,380	32,587	(8,176)	(5,204)	89,587
Loss from equity method investments, net	-	-	-	(608)	(608)
Interest expense, net	-	-	-	(13,462)	(13,462)
Other, net	-	-	-	157	157

Income (loss) from continuing operations before income taxes	$70,380	$32,587	$(8,176)	$(19,117)	$75,674

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Walgreen Co.	16.5%	15.9%	16.8%	15.7%
Wal-Mart Stores Inc.	16.2%	17.3%	16.4%	17.8%
The Kroger Company	11.1%	11.4%	11.0%	11.2%

NOTE 13: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	June 30, 2012	December 31, 2011
Term loan	$166,250	$170,625
Convertible debt	-	179,697
Callable convertible debt	183,179	-
Redbox rollout agreement	1,117	3,268
Asset retirement obligation	13,256	8,841
Other long-term liabilities	10,683	10,843

	374,485	373,274

Less:
Current portion of term loan	(13,125)	(10,938)
Current portion of callable convertible debt	(183,179)	-
Current portion of Redbox rollout agreement	(1,100)	(3,048)

Total long-term debt and other long-term liabilities	$177,081	$359,288

Credit Facility

Our current credit facility, entered into on July 15, 2011, provides for a five-year $175.0 million senior secured term loan and $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility by $250.0 million, which can be comprised of term loans and a revolving line of credit. The current credit facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries.

On July 15, 2011, we borrowed $175.0 million under the term loan facility. The term loan is subject to mandatory debt repayments of the outstanding borrowings equal to 5.0% in the first year, 7.5% in the second year, 10.0% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. We made principal payments of $4.4 million on the term loan both in 2012 and 2011, respectively. There is no outstanding revolving line of credit borrowing as of June 30, 2012.

In 2012, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at June 30, 2012, was 1.59%.

As of June 30, 2012, we were in compliance with the covenants of the credit facility.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130.0% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. As of June 30, 2012, certain Notes were submitted for conversion and are expected to settle in the third quarter of 2012. The number of potentially issued shares increases as the market price of our common stock increases. As of June 30, 2012, the Conversion Event was met and the Notes were reported as a current liability on our Consolidated Balance Sheets. If the Note holders elect to convert, we can utilize our current credit facility to fulfill the cash requirement. In addition, since the Notes were convertible at June 30, 2012, the $16.8 million debt conversion feature was classified as temporary equity.

Total interest expense for the second quarter of 2012 and 2011 was $4.2 million and $6.3 million, respectively, and was $9.4 million and $13.7 million year-to-date. The following interest expense was related to our convertible debt:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2012	2011	2012	2011
Contractual interest expense	$2,000	$2,000	$4,000	$4,000
Amortization of debt discount	1,764	1,626	3,481	3,209

Total interest expense related to the Notes	$3,764	$3,626	$7,481	$7,209

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
Remainder of 2012	$3,627
2013	7,712
2014	5,482

Total unamortized discount	$16,821

NOTE 14: FAIR VALUE

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$70,091	$-	$-

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Money market funds and certificates of deposit	$45,363	$-	$-

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

Notes Receivable

During 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which represented our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at June 30, 2012, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of June 30, 2012, the carrying value of the Sigue Note approximated its estimated fair value and was reported in our Consolidated Balance Sheets. See Note 4: Discontinued Operations and Sale of a Business for additional information about the sale of our Money Transfer Business.

Trademarks License

During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. The preliminary estimated fair value of the trademarks was approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on June 30, 2012, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 6: Equity Method Investments and Related Party Transactions.

Fair Value of Other Financial Instruments

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 7.6%, for similar high-yield debt at June 30, 2012 and December 31, 2011, respectively. The estimated fair value of our convertible debt was $192.3 million and $183.4 million at June 30, 2012 and December 31, 2011, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of June 30, 2012, we had five irrevocable standby letters of credit that totaled $5.9 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of June 30, 2012, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. Redbox has moved to dismiss the amended complaint. The parties are briefing these pending motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action settlement is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for August 10, 2012. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by our insurers. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. During that hearing, the court requested additional information from the parties concerning the proposed settlement. On June 22, 2012, the parties filed supplemental submissions with the court and are awaiting a ruling on the motion for preliminary approval. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, plaintiff amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. Briefing of the motion is complete, and it is pending consideration by the court. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. Appellate briefs have not yet been filed. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

As of June 30, 2012, we have accrued expenses in the amount of $9.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from zero to $9.4 million on June 30, 2012. We believe the likelihood of additional losses material to our accrual as of June 30, 2012 related to these agreements is remote.

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

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended June 30, 2012, compared with the quarter and year-to-date periods ended June 30, 2011.

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

During the second quarter of 2012, we revised our 2009 year-end financial statements for an immaterial correction of $17.1 million related to the 2009 disposition of our entertainment services business. See Note 1: Basis of Presentation and Principles of Consolidation in our Notes to Consolidated Financial Statements for additional details.

Recent Events

•

On June 22, 2012, Redbox and NCR Corporation (“NCR”) completed the transactions contemplated by the Asset Purchase Agreement, dated as of February 3, 2012, as amended, by and between Redbox and NCR (the “NCR Agreement”). Redbox acquired certain assets related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content inventory, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. In connection with the NCR Asset Acquisition, Coinstar and NCR entered into a manufacturing and services agreement, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. In addition, Redbox and NCR entered into a transition services agreement, pursuant to which Redbox and NCR will provide certain transition services to one another relating to the operation of the purchased DVD kiosks for a period of one year from the agreement date. We accounted for the NCR Asset Acquisition as a business combination. Costs related to the NCR Asset Acquisition and operating results of NCR’s self-service entertainment DVD kiosk business are included in our Redbox segment results.

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our RubiTM coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee® beverages. We anticipate the coffee kiosks will begin rolling out during the third quarter of 2012 with approximately 500 kiosks expected by the end of the year.

•

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox InstantTM by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting. See Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations:

Dollars in thousands,	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
except per share amounts	2012	2011	$	%	2012	2011	$	%

Revenue	$532,220	$435,228	$96,992	22.3%	$1,100,399	$859,300	$241,099	28.1%

Operating income	$69,780	$58,218	$11,562	19.9%	$148,060	$89,587	$58,473	65.3%

Income from continuing operations	$36,875	$31,461	$5,414	17.2%	$90,571	$46,303	$44,268	95.6%

Diluted earnings per share from continuing operations	$1.11	$0.98	$0.13	13.3%	$2.75	$1.44	$1.31	91.0%

Revenue increased $97.0 million, or 22.3% during the second quarter and increased $241.1 million, or 28.1% year-to-date primarily due to same store sales growth and new kiosk installations in our Redbox segment as well as new kiosk installations and an increased number of transactions and average transaction size in our Coin segment.

Operating income increased $11.6 million, or 19.9% during the second quarter, and increased $58.5 million, or 65.3% year-to-date primarily due to our Redbox segment where revenue growth was offset by increased content costs, revenue share and processing fees and general and administrative expenses. The increase in operating income in our Redbox segment was offset by a decline in operating income in our Coin segment and an increased operating loss in our New Ventures segment.

Income from continuing operations increased $5.4 million, or 17.2% during the second quarter, primarily due to:

•	Higher operating income in our Redbox segment; and

•	Lower interest expense due to a lower interest rate on our credit facility; partially offset by

•	Increased loss from equity method investments; and

•	Increased income tax expense primarily due to higher pretax income and a higher effective tax rate.

Income from continuing operations increased $44.3 million, or 95.6% year-to-date, primarily due to:

•	Higher operating income in our Redbox segment;

•	Increased income from equity method investments primarily due to a $19.5 million gain on the grant of a license to use certain Redbox trademarks to the Joint Venture; and

•	Lower interest expense due to a lower interest rate on our credit facility; partially offset by

•	Lower operating income in our Coin and higher operating loss in our New Ventures segments; and

•	Increased income tax expense primarily due to higher pretax income and a higher effective tax rate.

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

Unallocated Share-Based Compensation

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%

Direct operating	$128	$83	$45	54.2%	$246	$213	$33	15.5%

Marketing	16	11	5	45.5%	37	20	17	85.0%

Research and development	91	78	13	16.7%	192	155	37	23.9%

General and administrative	2,651	2,170	481	22.2%	5,860	4,816	1,044	21.7%

Total	$2,886	$2,342	$544	23.2%	$6,335	$5,204	$1,131	21.7%

Share-based compensation expense increased $0.5 million, or 23.2% and increased $1.1 million, or 21.7% during second quarter and year-to-date 2012, respectively, due to an increase in the number and fair value of restricted stock awards granted.

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

We also review same store sales which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with a high-performing kiosk, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year.

Detailed financial information about our business segments, including significant customer relationships is provided in Note 12: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except net revenue per rental amounts	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$457,968	$363,862	$94,106	25.9%	$960,910	$726,206	$234,704	32.3%
Expenses:
Direct operating	316,515	255,105	61,410	24.1%	668,783	536,519	132,264	24.7%
Marketing	3,915	6,357	(2,442)	(38.4)%	8,826	10,404	(1,578)	(15.2)%
Research & development	249	4	245		730	62	668
General and administrative	40,569	28,379	12,190	43.0%	77,033	54,383	22,650	41.6%

Segment operating income	96,720	74,017	22,703	30.7%	205,538	124,838	80,700	64.6%
Less: depreciation & amortization	(35,335)	(27,360)	(7,975)	29.1%	(67,778)	(54,458)	(13,320)	24.5%

Operating income	$61,385	$46,657	$14,728	31.6%	$137,760	$70,380	$67,380	95.7%

Operating income as a percentage of revenue	13.4%	12.8%			14.3%	9.7%
Same store sales growth	16.5%	16.6%			22.3%	16.0%
Effect on change in revenue from same store sales growth	$59,211	$43,946	$15,265	34.7%	$159,095	$83,096	$75,999	91.5%
Ending number of kiosks(1)	38,500	33,300	5,200	15.6%	38,500	33,300	5,200	15.6%
Total rentals (in thousands)	179,231	166,890	12,341	7.4%	375,457	331,263	44,194	13.3%
Net revenue per rental	$2.54	$2.18	$0.36	16.5%	$2.55	$2.19	$0.36	16.4%

(1)	Excludes approximately 6,200 active kiosks in 5,900 locations acquired as part of the NCR Asset Acquisition during the second quarter of 2012.

2012 Events

•	On June 22, 2012, we completed the NCR Asset Acquisition. The impact of the NCR Asset Acquisition on our Redbox segment operating results is discussed below;

•

On February 29, 2012, we amended the terms of our existing content license arrangement with Universal Studios Home Entertainment LLC (“Universal”) to extend the arrangement end date from April 2012 to August 2014; and

•

On January 31, 2012, our content license arrangement with Warner Home Video (“Warner”) expired. Subsequent to the expiration date, we have procured Warner content made available for rental in our Redbox kiosks through alternative sources. While this content has a higher per DVD acquisition cost, the DVDs procured through alternative sources typically generate a higher margin percent when compared with our content licensing arrangements as our rentals of this content are spread over a lower number of units.

As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks during the final week of the second quarter. Revenue generated from these kiosks was approximately $1.9 million for both the second quarter and year-to-date and was offset by related expenses resulting in an insignificant impact on our operating income.

Comparing second quarter 2012 to second quarter 2011

Revenue increased $94.1 million, or 25.9% primarily due to the following:

•

$59.2 million from same store sales growth of 16.5% due primarily to the increase in the standard definition daily rental fee from $1.00 to $1.20 in late October 2011, offset by a less favorable release schedule and an increase in workaround titles;

•	$33.0 million from new kiosk installations; and

•	$1.9 million from kiosks acquired from NCR.

The $0.36 increase in net revenue per rental was driven primarily by the increase in the standard definition daily rental fee. Video game rentals and Blu-ray rentals, both of which have higher daily rental fees, are also increasing as a percentage of our total rents, and this increases net revenue per rental. The impact of revenue related to the kiosks acquired in the NCR Asset Acquisition on our net revenue per rental was insignificant.

Operating income increased $14.7 million, or 31.6%, primarily due to the following:

•	$94.1 million increase in revenue as described above; and a

•	$2.4 million decrease in marketing expenses primarily due to studio promotional expenses; offset by a

•

$61.4 million increase in direct operating expenses primarily due to increased DVD and game product costs, revenue share and payment card processing fees all directly attributable to the revenue growth, as well as increased kiosk field operation costs and allocated expenses from our shared services support function due to the growth in the installed kiosk base. Due to the price increase mentioned above and ongoing process improvements, direct operating expenses as a percent of revenue for 2012 was 69.1%, down 100 basis points from 70.1% in 2011;

•

$12.2 million increase in general and administrative expenses primarily due to overall business growth resulting in higher allocated expenses from our shared service support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system. Additionally, contributing to this increase was $2.0 million in professional fees incurred during the second quarter in connection with the NCR Asset Acquisition; and

•

$8.0 million increase in depreciation and amortization expenses primarily due to higher depreciation associated with continued growth in our installed kiosk base, as well as higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased $234.7 million, or 32.3% primarily due to the following:

•

$159.1 million from same store sales growth of 22.3% due primarily to the increase in the standard definition daily rental fee from $1.00 to $1.20 in late October 2011, offset by a less favorable release schedule and an increase in workaround titles;

•	$73.7 million from new kiosk installations;

•	$1.9 million from kiosks acquired from NCR.

The $0.36 increase in net revenue per rental was driven primarily by the increase in the standard definition daily rental fee. Video game rentals and Blu-ray rentals, both of which have higher daily rental fees, are also increasing as a percentage of our total rents, and this increases net revenue per rental. The impact of revenue related to the kiosks acquired in the NCR Asset Acquisition on our net revenue per rental was insignificant.

Operating income increased $67.4 million, or 95.7%, primarily due to the following:

•	$234.7 million increase in revenue as described above; and a

•	$1.6 million decrease in marketing expenses primarily due to studio promotional expenses; offset by a

•

$132.3 million increase in direct operating expenses primarily due to increased DVD and game product costs, revenue share and payment card processing fees all directly attributable to the revenue growth, as well as increased share-based payments for content arrangements, due to a higher market price of our common stock on the last day of the calculation period. Additionally, there were higher kiosk field operating costs and allocated expenses from our shared services support function due to the growth in the installed kiosk base. Due to the price increase mentioned above and ongoing process improvement, direct operating expenses as a percent of revenue for 2012 was 69.6%, down 430 basis points from 73.9% in 2011;

•

$22.7 million increase in general and administrative expenses primarily due to overall business growth resulting in higher allocated expenses from our shared service support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system. Additionally, contributing to this increase was $3.2 million in professional fees incurred during 2012 in connection with the NCR Asset Acquisition; and

•

$13.3 million increase in depreciation and amortization expenses primarily due to higher depreciation associated with continued growth in our installed kiosk base, as well as higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure.

Coin

	Three Months Ended				Six Months Ended
Dollars in thousands, except transaction date	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$73,855	$71,065	$2,790	3.9%	$138,681	$132,428	$6,253	4.7%
Expenses:
Direct operating	39,307	35,983	3,324	9.2%	76,233	69,052	7,181	10.4%
Marketing	1,109	1,258	(149)	(11.8)%	2,829	2,269	560	24.7%
Research and development	1,008	1,461	(453)	(31.0)%	2,188	3,246	(1,058)	(32.6)%
General and administrative	6,704	5,563	1,141	20.5%	12,385	10,452	1,933	18.5%

Segment operating income	25,727	26,800	(1,073)	(4.0)%	45,046	47,409	(2,363)	(5.0)%
Less: depreciation and amortization	(8,279)	(7,451)	(828)	11.1%	(16,620)	(14,822)	(1,798)	12.1%

Operating income	$17,448	$19,349	$(1,901)	(9.8)%	$28,426	$32,587	$(4,161)	(12.8)%

Operating income as a percentage of revenue	23.6%	27.2%			20.5%	24.6%
Same store sales growth	0.2%	1.8%			0.3%	3.3%
Ending number of kiosks	20,200	18,900	1,300	6.9%	20,200	18,900	1,300	6.9%
Total transactions	19,813	19,205	608	3.2%	37,533	36,037	1,496	4.2%
Average transaction size	$38.70	$38.40	$0.30	0.8%	$38.40	$38.10	$0.30	0.8%

Comparing second quarter 2012 to second quarter 2011

Revenue increased $2.8 million, or 3.9%, primarily due to growth in our kiosk base, growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.30 increase in average transaction size to $38.70 over the comparative period. The higher average transaction size and increase in total transactions contributed to an increase in same store sales during the period of 0.2%.

Operating income decreased $1.9 million, or 9.8%, primarily due to the following:

•	$2.8 million increase in revenue as described above; offset by a

•

$3.3 million increase in direct operating expenses primarily as a result of higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity; and higher coin processing and transportation related expenses arising from both higher revenue in 2012 and offset by a credit received in the comparative 2011 period for previously-processed mutilated coin;

•

$1.1 million increase in general and administrative expenses primarily due to overall business growth resulting in higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system;

•

$0.8 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the Safeway relationship we entered into in 2011; and a

•	$0.5 million decrease in in research and development expenses primarily due to the capitalization of certain expenses in 2012 related to the development of internal use software.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased $6.3 million, or 4.7%, primarily due to growth in our kiosk base, growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.30 increase in average transaction size to $38.40 over the comparative period. The higher average transaction size and increase in total transactions combined for an increase in same store sales during the period of 0.3%.

Operating income decreased $4.2 million, or 12.8%, primarily due to the following:

•	$6.3 million increase in revenue as described above; offset by a

•

$7.2 million increase in direct operating expenses primarily as a result of higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity; higher coin processing and transportation related expenses arising from both higher revenue in 2012 and offset by a credit received in the comparative 2011 period for previously-processed mutilated coin; and higher allocated expenses from the shared service sales function;

•

$1.9 million increase in general and administrative expenses primarily due to overall business growth resulting in higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system;

•

$1.8 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the Safeway relationship we entered into in 2011;

•	$0.6 million increase in marketing expenses due to higher advertising spend; and a

•	$1.1 million decrease in in research and development expenses primarily due to the capitalization of certain expenses in 2012 related to the development of internal use software.

New Ventures

	Three Months Ended				Six Months Ended
Dollars in thousands	June 30,		Change		June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$397	$301	$96	31.9%	$808	$666	$142	21.3%
Expenses:
Direct operating	849	1,342	(493)	(36.7)%	1,947	1,802	145	8.0%
Marketing	570	231	339	146.8%	875	281	594	211.4%
Research and development	2,266	550	1,716	312.0%	4,434	837	3,597	429.7%
General and administrative	2,864	2,945	(81)	(2.8)%	5,321	5,068	253	5.0%

Segment operating loss	(6,152)	(4,767)	(1,385)	29.1%	(11,769)	(7,322)	(4,447)	60.7%
Less: depreciation and amortization	(15)	(679)	664	(97.8)%	(22)	(854)	832	(97.4)%

Operating loss	$(6,167)	$(5,446)	$(721)	13.2%	$(11,791)	$(8,176)	$(3,615)	44.2%

2012 Events

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our RubiTM coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee® beverages. We anticipate the coffee kiosks will begin rolling out during the third quarter of 2012 with approximately 500 kiosks expected by the end of the year.

Comparing second quarter 2012 to second quarter 2011

Revenue increased 31.9% primarily due to an increased number of kiosks for new and existing self-service concepts offset by exiting one of our self-service concepts in the second quarter of 2011.

Operating loss increased $0.7 million, or 13.2%, primarily due to the following:

•

$1.7 million increase in research and development expenses associated with the design, engineering, software development and build out of new kiosks for market testing primarily in our coffee, refurbished electronics and photo self-service concepts; and a

•	$0.3 million increase in marketing expense due to rollout of our coffee kiosks and increased headcount to support business growth; offset by

•	$0.7 million decrease in depreciation due to loss on sale on assets from the exit of one of our self-service concepts in the second quarter of 2011;

•

$0.5 million decrease in direct operating expenses due to a $0.7 million charge in the second quarter of 2011 for purchases of additional prototype kiosks, which we expensed as acquired during the piloting phase, and the exit of one of our self-service concepts in the second quarter of 2011; offset by additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets; and a

•

$0.1 million decrease general and administrative expenses due to the exit of one of our self-service concepts in the second quarter of 2011, offset by higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased 21.3% primarily due to an increased number of kiosks for new and existing self-service concepts offset by exiting one of our self-service concepts in the second quarter of 2011.

Operating loss increased $3.6 million, or 44.2%, primarily due to the following:

•

$3.6 million increase in research and development expenses associated with the design, engineering, software development and build out of new kiosks for market testing primarily in our coffee, refurbished electronics, and photo self-service concepts;

•

$0.6 million increase in marketing expense due to rollout of our coffee kiosks and increased headcount to support business growth, offset by the exit of one of our self-service concepts in the second quarter of 2011;

•

$0.3 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system, offset by the exit of one of our self-service concepts in the second quarter of 2011; and a

•

$0.1 million increase in direct operating expenses due to additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets, offset by a $0.7 million charge in the second quarter of 2011 for purchases of additional prototype kiosks, which we expensed as acquired during the piloting phase, and the exit of one of our self-service concepts in the second quarter of 2011; offset by

•	$0.8 million decrease in depreciation due to loss on sale of assets from the exit of one of our self-service concepts in the second quarter of 2011.

We expect to continue to invest in self-service concepts that meet our requirements and show the most promise toward future success.

Interest Expense, Net

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%
Cash interest expense	$3,248	$3,994	$(746)	(18.7)%	$6,656	$9,138	$(2,482)	(27.2)%
Non-cash interest expense	902	2,274	(1,372)	(60.3)%	2,711	4,516	(1,805)	(40.0)%
Interest income	(1,123)	(112)	(1,011)	902.7%	(2,226)	(192)	(2,034)	1,059.4%

Total interest expense, net	$3,027	$6,156	$(3,129)	(50.8)%	$7,141	$13,462	$(6,321)	(47.0)%

Net interest expense decreased $3.1 million, or 50.8%, and $6.3 million, or 47.0%, during the second quarter and year to date 2012, respectively, primarily due to a lower rate for our credit facility and the reversal of accrued interest related to the expiration of a license and service arrangement between our Redbox subsidiary and McDonald’s USA.

The increase in interest income for both the second quarter and year-to-date is due to interest payments received on our note receivable issued as part of the sale of the Money Transfer Business in the second quarter of 2011.

Income Tax Expense

Our effective tax rate from continuing operations was 40.2% and 39.0% for the second quarter of 2012 and 2011, respectively, and 40.0% and 38.8% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes. The increase in our effective tax rate for the quarter and year-to-date periods was due primarily to the absence of federal research and general business tax credits, and an increase in discrete items.

Non-GAAP Financial Measures

Non-GAAP measures may be provided as a complement to results provided in accordance with United States generally accepted accounting principles (“GAAP”).

We use the following non-GAAP financial measures to evaluate our financial results:

•	Core adjusted EBITDA from continuing operations;

•	Core diluted earnings per share (“EPS”) from continuing operations; and

•	Free cash flow from continuing operations.

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

Core and Non-Core Results

We distinguish our core activities, those associated with our primary operations, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not control. Our non-core adjustments include i) deal fees primarily related to the NCR Asset Acquisition, ii) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control, and iii) a gain on the grant of a license to use certain Redbox trademarks to Redbox Instant by Verizon (“Non-Core Adjustments”). We believe investors should consider our core results because they are more indicative of our ongoing performance and trends and are more consistent with how management evaluates our operational results and trends.

Core Adjusted EBITDA from Continuing Operations

Our non-GAAP financial measure core adjusted EBITDA from continuing operations is defined as earnings before depreciation, amortization and other; interest expense, net; income taxes; share-based payments expense; and Non-Core Adjustments.

A reconciliation of core adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%
Income from continuing operations	$36,875	$31,461	$5,414	17.2%	$90,571	$46,303	$44,268	95.6%
Depreciation, amortization and other	43,629	35,490	8,139	22.9%	84,420	70,134	14,286	20.4%
Interest expense, net	3,027	6,156	(3,129)	(50.8)%	7,141	13,462	(6,321)	(47.0)%
Income taxes	24,775	20,110	4,665	23.2%	60,447	29,371	31,076	105.8%
Share-based payments expense(1)	5,938	5,453	485	8.9%	14,730	8,493	6,237	73.4%

Adjusted EBITDA from continuing operations	114,244	98,670	15,574	15.8%	257,309	167,763	89,546	53.4%
Non-core adjustments:
Deal fees	2,012	48	1,964		3,215	216	2,999
Loss from equity method investments	5,044	458	4,586		9,385	608	8,777
Gain on formation of Redox Instant by Verizon	-	-	-		(19,500)	-	(19,500)

Core adjusted EBITDA from continuing operations	$121,300	$99,176	$22,124	22.3%	$250,409	$168,587	$81,822	48.5%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

The increases in our core adjusted EBITDA during both 2012 and 2011 were primarily due to improvements in the results of our Redbox segment. The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.

Core Diluted EPS from Continuing Operations

Our non-GAAP financial measure core diluted EPS from continuing operations is defined as diluted earnings per share from continuing operations excluding Non-Core Adjustments, net of applicable taxes.

A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Diluted EPS from continuing operations	$1.11	$0.98	$0.13	13.3%	$2.75	$1.44	$1.31	91.0%
Non-core adjustments, net of tax:(1)
Deal fees	0.04	-	0.04		0.06	-	0.06
Loss from equity method investments	0.10	0.01	0.09		0.17	0.01	0.16
Gain on formation of Redbox Instant by Verizon	-	-	-		(0.36)	-	(0.36)

Core diluted EPS from continuing operations	$1.25	$0.99	$0.26	26.3%	$2.62	$1.45	$1.17	80.7%

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.

Free Cash Flow from Continuing Operations

Our non-GAAP financial measure free cash flow from continuing operations is defined as net cash provided by operating activities from continuing operations after capital expenditures. We believe free cash flow from continuing operations is an important non-GAAP measure as it provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. The table below provides a reconciliation of net cash provided by operating activities from continuing operations, the most comparable GAAP financial measure, to free cash flow from continuing operations:

	Three Months Ended June 30,					Change			Six Months Ended June 30,				Change
Dollars in thousands		2012		2011		$	%		2012		2011		$	%
Net cash provided by operating activities	$	139,303	$	111,865	$	27,438	24.5%	$	194,221	$	171,860	$	22,361	13.0%
Purchase of property and equipment		(38,694)		(49,405)		10,711	(21.7)%		(76,701)		(87,877)		11,176	(12.7)%

Free cash flow from continuing operations	$	100,609	$	62,460	$	38,149	61.1%	$	117,520	$	83,983	$	33,537	39.9%

An analysis of our net cash from operating activities and used in investing and financing activities from continuing operations is provided below.

Liquidity and Capital Resources

We believe our existing cash, cash equivalents and amounts available to us under our current credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coin kiosks generate lower than anticipated volume, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements and cash required to fund future acquisitions and investment. The following is an analysis of our year-to-date cash flows from continuing operations:

Net Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased $22.4 million primarily due to the following:

•	$55.3 million increase in net income to $90.5 million primarily due to increased operating income in our Redbox segment, and a

•

$25.2 million net increase in the total non-cash adjustments to reconcile net income to net cash flow from operating activities primarily due to increased deferred income taxes, depreciation and other; offset by a

•	$58.1 million net decrease in our working capital primarily due to the procurement of our content library, timing of collection from DVD rental activities, and timing of payments to retailers.

Net Cash Used in Investing Activities from Continuing Operations

We used $204.4 million of net cash in our investing activities from continuing operations primarily due to the following:

•	$76.7 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our ERP implementation;

•	$100.0 million to fund the NCR Asset Acquisition; and

•	$28.4 million used for equity investments.

Net Cash Used in Financing Activities from Continuing Operations

We used $9.9 million of net cash in our financing activities from continuing operations due to the following:

•	$9.2 million used to pay capital lease obligations and other debt;

•	$4.4 million used to pay our term loan; and

•	$4.1 million to repurchase our common stock; offset by

•	$7.7 million from stock option exercises and excess tax benefits on share-based payments.

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of June 30, 2012, our cash and cash equivalent balance was $321.6 million, of which $84.1 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt

Debt was comprised of the following:

Dollars in thousands		June 30, 2012		December 31, 2011
Term loan	$	166,250	$	170,625
Convertible debt (Face value)		200,000		200,000

Total debt	$	366,250	$	370,625

Revolving Line of Credit and Term Loan

Our current credit facility, entered into on July 15, 2011, provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The credit facility contains certain financial covenants, ratios and tests. See Note 13: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. As of June 30, 2012, certain Notes were submitted for conversion and expected to settle in the third quarter of 2012. The number of potentially issued shares increases as the market price of our common stock increases. As of June 30, 2012, the Conversion Event was met and the Notes were reported as a current liability on our Consolidated Balance Sheets. In addition, since the Notes were convertible at June 30, 2012, the $16.8 million debt conversion feature was classified as temporary equity. We have not set in place immediately available funds to facilitate a potential conversion payment. At June 30, 2012, we have available capacity on our revolving line of credit that we could utilize to meet the cash requirement should the Note holders elect to convert.

Letters of Credit

As of June 30, 2012, we had five irrevocable standby letters of credit that totaled $5.9 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of June 30, 2012, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

As of June 30, 2012, we have accrued expenses in the amount of $9.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from zero to $9.4 million on June 30, 2012. We believe the likelihood of additional losses material to our accrual as of June 30, 2012 related to these agreements is remote.

CONTRACTUAL PAYMENT OBLIGATIONS

As of June 30, 2012, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2011 Form 10-K:

•	An incremental purchase commitment of approximately $222.0 million related to extending our content license agreement with Universal;

•	A minimum of $25.0 million in margin over a five-year term for manufacturing and services to be provided by NCR;

•	An additional purchase commitment for kiosks, and related parts and components of approximately $33.7 million; and

•	A reclassification on our Consolidated Balance Sheets of $183.2 million of callable convertible debt from long-term liabilities at December 31, 2011, to current liabilities at June 30, 2012.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. Redbox has moved to dismiss the amended complaint. The parties are briefing these pending motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action settlement is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for August 10, 2012. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by our insurers. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. During that hearing, the court requested additional information from the parties concerning the proposed settlement. On June 22, 2012, the parties filed supplemental submissions with the court and are awaiting a ruling on the motion for preliminary approval. The state and federal derivative complaints arise out of many of the factual allegations at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, plaintiff amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. Briefing of the motion is complete, and it is pending consideration by the court. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. Appellate briefs have not yet been filed. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed in our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2012:

	Total Number of Shares Repurchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs		Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)

4/1/12 - 4/30/12	1,498		$	63.29	-	$	272,908
5/1/12 - 5/31/12	70,977		$	58.02	70,000	$	269,959
6/1/12 - 6/30/12	611		$	67.11	-	$	270,630

	73,086	(1)	$	58.20	70,000	$	270,630

(1)

Includes 3,086 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

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

2.1	First Amendment to Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of June 22, 2012.

4.1	Amendment to Restricted Stock Purchase Agreement between SPHE Scan Based Trading Corporation and Coinstar, Inc., dated as of July 17, 2009.

10.1	Second Amendment to Stock Purchase Agreement, by and between Coinstar, Inc., CUHL Holdings Inc., and Sigue Corporation, dated as of May 31, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio
Chief Financial Officer
July 26, 2012