Form 10-Q
period 2012-09-30
COINSTAR INC
filed 2012-10-25
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2012
Common Stock, $0.001 par value	30,179,038

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

		September 30, 2012		December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$	308,458	$	341,855
Accounts receivable, net of allowances of $1,373 and $1,586		44,263		41,246
Content library		140,315		142,386
Deferred income taxes		16,621		84,228
Prepaid expenses and other current assets		37,152		25,274

Total current assets		546,809		634,989

Property and equipment, net		525,523		499,178
Notes receivable		26,289		24,374
Deferred income taxes		738		647
Goodwill and other intangible assets		360,452		274,583
Other long-term assets		58,743		17,066

Total assets	$	1,518,554	$	1,450,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$	144,064	$	175,550
Accrued payable to retailers		133,132		127,450
Other accrued liabilities		157,063		148,996
Current portion of long-term debt		14,792		13,986
Current portion of capital lease obligations		10,473		12,057

Total current liabilities		459,524		478,039

Long-term debt and other long-term liabilities		357,839		359,288
Capital lease obligations		12,776		11,768
Deferred tax liabilities		86,088		87,840

Total liabilities		916,227		936,935

Commitments and contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding		-		-
Common stock, $0.001 par value - 60,000,000 authorized; 35,781,764 and 35,251,932 shares issued; 30,184,177 and 30,879,778 shares outstanding		504,057		481,249
Treasury stock		(216,495)		(153,425)
Retained earnings		316,094		188,749
Accumulated other comprehensive loss		(1,329)		(2,671)

Total stockholders’ equity		602,327		513,902

Total liabilities and stockholders’ equity	$	1,518,554	$	1,450,837

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
		2012		2011		2012		2011
Revenue	$	537,562	$	465,617	$	1,637,961	$	1,324,917

Expenses:
Direct operating(1)		351,541		310,101		1,098,750		917,687
Marketing		7,513		7,723		20,080		20,697
Research and development		3,140		3,239		10,684		7,539
General and administrative		56,010		40,076		156,609		114,795
Depreciation and other		50,470		38,154		133,579		106,918
Amortization of intangible assets		2,019		685		3,330		2,055

Total expenses		470,693		399,978		1,423,032		1,169,691

Operating income		66,869		65,639		214,929		155,226

Other income (expense):
Income (loss) from equity method investments, net (Note 6)		(6,021)		(272)		4,094		(880)
Interest expense, net		(3,892)		(5,416)		(11,033)		(18,878)
Other, net		(21)		(281)		(37)		(124)

Total other income (expense)		(9,934)		(5,969)		(6,976)		(19,882)

Income from continuing operations before income taxes		56,935		59,670		207,953		135,344
Income tax expense		(20,161)		(22,544)		(80,608)		(51,915)

Income from continuing operations		36,774		37,126		127,345		83,429
Loss from discontinued operations, net of tax		-		-		-		(11,068)

Net income		36,774		37,126		127,345		72,361

Other comprehensive income, before tax (Note 12):
Foreign currency translation adjustment		1,477		(832)		1,342		(122)
Reclassification of interest rate hedges to interest expense		-		-		-		896
Loss on short-term investments		-		-		-		(20)
Income tax expense related to items of other comprehensive income		-		-		-		(342)

Other comprehensive income (loss), net of tax		1,477		(832)		1,342		412

Comprehensive income	$	38,251	$	36,294	$	128,687	$	72,773

Basic earnings (loss) per share:
Continuing operations	$	1.21	$	1.23	$	4.16	$	2.72
Discontinued operations		-		-		-		(0.36)

Basic earnings per share	$	1.21	$	1.23	$	4.16	$	2.36

Diluted earnings (loss) per share:
Continuing operations	$	1.14	$	1.18	$	3.90	$	2.61
Discontinued operations		-		-		-		(0.35)

Diluted earnings per share	$	1.14	$	1.18	$	3.90	$	2.26

Weighted average shares used in basic per share calculations		30,454		30,224		30,605		30,608
Weighted average shares used in diluted per share calculations		32,238		31,596		32,684		31,957

(1) “Direct operating” excludes depreciation and other of $34.2 million and $94.4 million for the three and nine months ended September 30, 2012, respectively, and $30.1 million and $89.4 million for the three and nine months ended September 30, 2011, respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Treasury Stock		Retained Earnings		Accumulated Other Comprehensive Loss
	Common Stock
	Shares		Amount								Total
BALANCE, June 30, 2012	31,307,790	$	487,147	$	(157,483)	$	279,320	$	(2,806)	$	606,178
Proceeds from exercise of options, net	5,153		148								148
Adjustments related to tax withholding for share-based compensation	(1,890)		(95)								(95)
Share-based payments expense	28,463		(1,586)								(1,586)
Tax benefit on share-based compensation expense			1,622								1,622
Repurchases of common stock	(1,155,433)				(59,012)						(59,012)
Debt conversion feature	94		16,821								16,821
Net income							36,774				36,774
Other comprehensive income, net of tax									1,477		1,477

BALANCE, September 30, 2012	30,184,177	$	504,057	$	(216,495)	$	316,094	$	(1,329)	$	602,327

									Accumulated
									Other
	Common Stock				Treasury		Retained		Comprehensive
	Shares		Amount		Stock		Earnings		Loss		Total
BALANCE, December 31, 2011	30,879,778	$	481,249	$	(153,425)	$	188,749	$	(2,671)	$	513,902
Proceeds from exercise of options, net	358,498		7,614								7,614
Adjustments related to tax withholding for share-based compensation	(59,340)		(3,580)								(3,580)
Share-based payments expense	230,580		13,144								13,144
Tax benefit on share-based compensation expense			5,630								5,630
Repurchases of common stock	(1,225,433)				(63,070)						(63,070)
Debt conversion feature	94		-								-
Net income							127,345				127,345
Other comprehensive income, net of tax									1,342		1,342

BALANCE, September 30, 2012	30,184,177	$	504,057	$	(216,495)	$	316,094	$	(1,329)	$	602,327

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012		2011	2012	2011
Operating Activities:
Net income		$36,774	$37,126	$127,345	$72,361
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other		50,470	38,154	133,579	106,918
Amortization of intangible assets and deferred financing fees		2,551	1,581	4,925	3,966
Share-based payments expense (benefit)		(1,586)	869	13,144	9,362
Excess tax benefits on share-based payments		(1,936)	(117)	(5,673)	(2,431)
Deferred income taxes		16,566	20,966	73,190	46,915
Loss from discontinued operations, net of tax		-	-	-	11,068
(Income) loss from equity method investments, net		6,021	272	(4,094)	880
Non-cash interest on convertible debt		1,789	1,648	5,270	4,857
Other		(794)	(599)	(4,107)	(730)
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable		3,623	(1,274)	(2,992)	3,678
Content library		10,441	(3,362)	6,401	18,115
Prepaid expenses and other current assets		(3,134)	3,893	(10,008)	(2,191)
Other assets		(574)	(805)	421	(1,371)
Accounts payable		(14,175)	(2,160)	(40,202)	(21,322)
Accrued payable to retailers		7,295	(11,635)	5,172	521
Other accrued liabilities		4,142	5,222	9,323	11,043

Net cash flows from operating activities from continuing operations		117,473	89,779	311,694	261,639

Investing Activities:
Purchases of property and equipment		(56,480)	(46,902)	(133,181)	(134,779)
Proceeds from sale of property and equipment		150	201	819	552
Proceeds from sale of businesses, net		-	-	-	12,221
Acquisition of NCR DVD kiosk business		-	-	(100,000)	-
Equity investments		(11,377)	-	(39,727)	(2,320)

Net cash flows from investing activities from continuing operations		(67,707)	(46,701)	(272,089)	(124,326)

Financing Activities:
Principal payments on capital lease obligations and other debt		(4,008)	(5,072)	(13,202)	(22,145)
Borrowing from term loan		-	175,000	-	175,000
Principal payments on term loan		(3,293)	(2,187)	(7,668)	(2,187)
Net payments on credit facility		-	(125,000)	-	(150,000)
Financing costs associated with credit facility		-	(4,196)	-	(4,196)
Excess tax benefits related to share-based payments		1,936	117	5,673	2,431
Repurchases of common stock and ASR program		(59,012)	-	(63,070)	(63,349)
Proceeds from exercise of stock options, net		53	842	4,034	2,182

Net cash flows from financing activities from continuing operations		(64,324)	39,504	(74,233)	(62,264)

Effect of exchange rate changes on cash		1,381	(810)	1,231	(165)

Increase (decrease) in cash and cash equivalents from continuing operations		(13,177)	81,772	(33,397)	74,884
Cash flows from discontinued operations:
Operating cash flows		-	-	-	9,678
Investing cash flows		-	-	-	(12,678)
Financing cash flows		-	-	-	-

Net cash flows from discontinued operations		-	-	-	(3,000)

Increase (decrease) in cash and cash equivalents		(13,177)	81,772	(33,397)	71,884
Cash and cash equivalents:
Beginning of period		321,635	173,528	341,855	183,416

End of period	$	$308,458	$255,300	$308,458	$255,300

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest		$5,334	$5,528	$12,115	$14,721
Cash paid during the period for income taxes		$2,358	$1,769	$7,827	$3,697
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations		$4,222	$2,005	$10,517	$9,708
Purchases of property and equipment included in ending accounts payable		$21,141	$13,951	$21,141	$13,951
Non-cash gain included in equity investments		$-	$-	$19,500	$-

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

In addition to a decrease of $17.1 million in our retained earnings on March 31, 2012, and December 31, 2011, we have revised our 2009 year-end financial statements in the following tables:

Dollars in thousands	December 31, 2009
	As Reported	Adjustment	As Revised
Noncurrent deferred income tax assets	$99,195	$(17,113)	$82,082
Total assets	$1,222,799	$(17,113)	$1,205,686
Retained earnings	$50,971	$(17,113)	$33,858
Total equity	$412,391	$(17,113)	$395,278
Total liabilities and stockholder’s equity	$1,222,799	$(17,113)	$1,205,686

Dollars in thousands, except per share data	Year Ended December 31, 2009
	As Reported	Adjustment	As Revised
Income (loss) from discontinued operation, net of tax	$13,577	$(17,113)	$(3,536)
Basic earnings (loss) per share:
Continuing operations	$1.33	$-	$1.33
Discontinued operations	0.45	(0.56)	(0.11)

Basic earnings (loss) per share	$1.78	$(0.56)	$1.22

Diluted earnings (loss) per share:
Continuing operations	$1.31	$-	$1.31
Discontinued operations	0.45	(0.56)	(0.11)

Diluted earnings (loss) per share	$1.76	$(0.56)	$1.20

Accounting Pronouncements Adopted During 2012

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 was issued to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 was effective for fiscal years and interim periods beginning after December 15, 2011. Our adoption of ASU 2011-04 in the first quarter of 2012 did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 allows an entity to have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the requirement to disclose the tax effect for each component of other comprehensive income or how earnings per share is calculated or presented. ASU 2011-05 was effective for fiscal years and interim periods beginning after December 15, 2011. In November 2011, the Board decided to defer the effective date of certain changes related to the presentation of reclassification adjustments. A final effective date for those changes is expected to be issued soon. Our adoption of ASU 2011-05 in the first quarter of 2012 impacted our financial statement presentation only and did not have a material impact on our financial position, results of operation or cash flows.

NOTE 2: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of September 30, 2012, are as follows:

	Kiosks	Locations
Redbox(1)	42,400	34,600
Coin	20,300	20,000

Total(1)	62,700	54,600

(1)

Excludes approximately 3,200 kiosks acquired from NCR that had not been replaced with Redbox kiosks or removed at September 30, 2012. See Note 3 – Business Combination for more information on the NCR Asset Acquisition.

NOTE 3: BUSINESS COMBINATION

On June 22, 2012, Redbox and NCR Corporation (“NCR”) completed the transactions contemplated by the Asset Purchase Agreement, dated as of February 3, 2012, as amended, by and between Redbox and NCR (the “NCR Agreement”). Pursuant to the Agreement, Redbox acquired certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content library, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. In connection with the NCR Asset Acquisition, Coinstar and NCR entered into a manufacturing and services agreement, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. We expect such margin will be fully utilized over the five year period by our purchases of goods and services from NCR at fair market value. In addition, Redbox and NCR entered into a transition services agreement, pursuant to which Redbox and NCR will provide certain transition services to one another relating to the operation of the purchased DVD kiosks for a period of one year from the agreement date.

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

The purchase price is preliminarily allocated based on the fair value of the assets acquired and liabilities assumed at the NCR Asset Acquisition date as follows:

Dollars in thousands		June 22, 2012
Assets acquired:
Content library	$	4,330
Prepaid expenses		240
Deferred income taxes		1,500
Property and equipment		9,130
Intangible assets		46,960
Goodwill		42,110

Total assets acquired		104,270
Liabilities assumed:
Accrued liabilities		(4,270)

Total consideration paid in cash	$	100,000

Goodwill of $42.1 million, attributable primarily to the future expected synergies and operational efficiencies, as well as market expansion, has been preliminarily assigned to our Redbox segment. The majority of the goodwill is deductible for tax purposes. The measurement period for purchase price allocation ends as soon as information regarding the assessment of the quality and quantity of the kiosks and certain facts as well as circumstances becomes available; such measurement period will not exceed twelve months. Adjustments in the purchase price allocation may require recasting the amounts allocated to goodwill retroactively to the period in which the NCR Asset Acquisition occurred.

We have preliminarily estimated the fair value of the acquired identifiable intangible assets based on the forecasted future cash flows discounted at a rate of approximately 11%. A portion of the purchase price is allocated to the following identifiable intangible assets:

Dollars in thousands		Purchase Price	Estimated Useful Life in Years
Intangible assets:
Retailer relationships	$	40,000	10
Patents		6,300	8
Trademark and trade name		500	1
Internal use software		160	1

Total	$	46,960

The estimated weighted-average useful life of the acquired identifiable intangible assets is 9.60 years.

Based on the identified intangible assets recorded as of the closing date and assuming no subsequent impairment of the underlying assets, the annual estimates of the aggregate amortization expense are as follows:

Dollars in thousands		Amortization Expense
2012 (July through December)(1)	$	2,790
2013		5,052
2014		4,788
2015		4,788
2016		4,788
2017		4,788
Thereafter		19,966

Total	$	46,960

(1)

We began the amortization of the acquired intangible assets in the third quarter of 2012; the amortization of the intangible assets for the three and nine month periods ended September 30, 2012, was $1.4 million.

The following table shows the revenue and operating loss included in our Consolidated Statements of Comprehensive Income resulting from the acquired NCR kiosks since the closing date:

Dollars in thousands		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Revenue	$	14,485	$	16,397
Operating loss	$	8,743	$	8,146

Pro forma information

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. and includes the self-service entertainment DVD kiosk business acquired from NCR as if the Acquisition was consummated as of January 1, 2011. There are no material non-recurring pro forma adjustments and the pro forma information may differ from actual results.

		Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands		2012		2011		2012		2011
Revenue	$	537,562	$	496,096	$	1,684,066	$	1,410,378
Net income from continuing operations	$	36,774	$	32,470	$	116,820	$	67,864
Earnings per share from continuing operations:
Basic	$	1.21	$	1.07	$	3.82	$	2.22
Diluted	$	1.14	$	1.03	$	3.57	$	2.12

NOTE 4: DISCONTINUED OPERATION AND SALE OF BUSINESS

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $33.5 million (the “Sigue Note”) during 2011. See Note 15: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $26.3 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During 2012, we recognized $3.3 million of interest income based on the imputed interest rate of the Sigue Note.

On June 9, 2011, the sold assets and transferred liabilities of the Money Transfer Business primarily consisted of the following:

Dollars in thousands		June 9, 2011
Cash and cash equivalents	$	57,893
Accounts receivable, net		33,185
Other current assets		13,560
Property, plant and equipment, net		4,066
Goodwill, intangible, and other assets		8,162

Total assets		116,866

Accounts payable and payable to agents		65,464
Accrued liabilities		13,062

Total liabilities		78,526

Net assets sold	$	38,340

Summary Financial Information

The disposition and operating results of the Money Transfer Business are presented in discontinued operations in our Consolidated Statements of Comprehensive Income. The continuing cash flows from the Money Transfer Business after disposition were insignificant.

The following table sets forth the components of operating results and disposition for the Money Transfer Business:

		Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands		2012		2011		2012		2011
Revenue	$	-	$	-	$	-	$	47,716
Pre-tax income from discontinued operation	$	-	$	-	$	-	$	654
Loss on disposal activities	$	-	$	-	$	-	$	(11,070)
Loss from discontinued operation before income tax	$	-	$	-	$	-	$	(10,416)
Income tax expense		-		-		-		(652)

Loss from discontinued operation, net of tax	$	-	$	-	$	-	$	(11,068)

NOTE 5: CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents were $80.4 million and $45.4 million at September 30, 2012 and December 31, 2011, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at September 30, 2012, and December 31, 2011, were $88.1 million and $82.0 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks.

NOTE 6: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

Redbox InstantTM by Verizon

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. During the third quarter of 2012, at the request of the Joint Venture board of managers, Redbox made a cash payment of $10.5 million representing its pro-rata share of the requested capital contribution.

In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $4.9 and $12.2 million from our equity method investment, representing our share of the Joint Venture’s operating results for the three and nine month periods ended September 30, 2012, respectively.

In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks, of which the preliminary estimated fair value was approximately $30.0 million based on an evaluation of information available as of the date of the grant. As a result, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. There has been no additional information since the grant date that would cause us to revise our fair value estimate of our Redbox trademarks as of September 30, 2012. See Note 15: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense.

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

Our equity method investments and ownership percentages as of September 30, 2012, were as follows:

Dollars in thousands		Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$	34,523	35%
Other equity investments		13,893	11% -26%

Equity method investments	$	48,416

Income (loss) from Equity Method Investments

Income from equity method investments within our Consolidated Statements of Comprehensive Income is comprised of the following:

		Three Months Ended September 30,				Nine Months Ended September 30,
Dollars in thousands		2012		2011		2012		2011
Trademark gain	$	-	$	-	$	19,500	$	-
Proportionate share of net loss of equity method investees		(5,402)		(272)		(13,756)		(880)
Amortization of differences in carrying amount and underlying equity		(619)		-		(1,650)		-

Total income (loss) from equity method investments	$	(6,021)	$	(272)	$	4,094	$	(880)

Related Party Transactions

At September 30, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $5.9 million due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 7: PROPERTY AND EQUIPMENT

Dollars in thousands		September 30, 2012		December 31, 2011
Kiosks and components	$	987,889	$	887,237
Computers, servers, and software		155,813		123,766
Office furniture and equipment		5,737		4,791
Vehicles		7,266		9,077
Leasehold improvements		16,834		14,673

Property and equipment, at cost		1,173,539		1,039,544
Accumulated depreciation and amortization		(648,016)		(540,366)

Property and equipment, net	$	525,523	$	499,178

During the third quarter of 2012, we evaluated the company-wide strategy for our common kiosk platform project. As a result, we updated our objective and direction, and adjusted plans for our internal use software projects. A portion of our capitalized internal-use software in the amount of $2.5 million was expensed and included in the Depreciation and Other line item within our Consolidated Statements of Comprehensive Income.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

Dollars in thousands	September 30, 2012	December 31, 2011
Goodwill	$267,750	$267,750
Goodwill from NCR Asset Acquisition	42,110	-

Total goodwill	$309,860	$267,750

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	September 30, 2012	December 31, 2011
Retailer relationships	5 -10 years	$53,344	$13,344
Accumulated amortization		(9,905)	(7,062)

		43,439	6,282

Other	1 -40 years	8,979	1,890
Accumulated amortization		(1,826)	(1,339)

		7,153	551

Intangible assets, net		$50,592	$6,833

Amortization expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2012	2011	2012	2011
Retailer relationships	$1,614	$614	$2,843	$1,843
Other	405	71	487	212

Total amortization of intangible assets	$2,019	$685	$3,330	$2,055

Expected future amortization is as follows:

Dollars in thousands	Relationships	Other
Remainder of 2012	$1,613	$403
2013	6,250	1,092
2014	5,432	828
2015	4,012	828
2016	4,012	828
2017	4,012	806
Thereafter	18,108	2,368

Total expected amortization	$43,439	$7,153

NOTE 9: REPURCHASES OF COMMON STOCK

The following table presents a summary of our Board authorization of the stock repurchases during 2012:

Dollars in thousands		Board Authorization
Authorized repurchase - as of January 1, 2012	$	264,398
Proceeds from the exercise of stock options		8,318
Repurchase of common stock from open market		(63,070)

Authorized repurchase - as of September 30, 2012	$	209,646

NOTE 10: SHARE-BASED PAYMENTS

We grant share-based awards to our employees, non-employee directors and consultants under our 1997 Amended and Restated Equity Incentive Plan and our 2011 Incentive Plan (the “Plans”). The Plans permit the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock. In addition, we grant restricted stock to certain movie studios as part of content license arrangements.

Certain information regarding our share-based payments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share data	2012	2011	2012	2011
Share-based payments expense:
Share-based compensation - stock options	$630	$697	$2,029	$2,200
Share-based compensation - restricted stock	2,584	1,778	7,520	5,479
Share-based payments for content arrangements	(4,800)	(1,606)	3,595	1,683

Total share-based payments expense (benefit)	$(1,586)	$869	$13,144	$9,362

Tax benefit (expense) on share-based payments expense (benefit)	$(688)	$240	$4,880	$3,352

The negative share-based payments for content arrangements were due to the decrease in the share market prices during the respective periods.

	September 30, 2012
Dollars in thousand	Unrecognized Share- Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$3,305	1.7 years
Share-based compensation - restricted stock	18,405	2.4 years
Share-based payments for content arrangements	3,914	2.2 years

Total unrecognized share-based payments expense	$25,624

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Stock options are granted only to our executives and non-employee directors.

•	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted during 2012:

Nine Months Ended September 30, 2012
Expected term (in years)	7.3
Expected stock price volatility	44.0%
Risk-free interest rate	1.6%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2012:

Shares in thousands	Options	Weighted Average Exercise Price
OUTSTANDING, December 31, 2011	988	$30.77
Granted	88	$57.24
Exercised	(359)	$29.17
Cancelled, expired, or forfeited	(20)	$38.91

OUTSTANDING, September 30, 2012	697	$34.72

Certain information regarding stock options outstanding as of September 30, 2012, is as follows:

Shares and intrinsic value in thousands	Options Outstanding	Options Exercisable
Number	697	387
Weighted average per share exercise price	$34.72	$30.87
Aggregate intrinsic value	$7,260	$4,926
Weighted average remaining contractual term (in years)	3.93	2.54

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

The following table presents a summary of restricted stock award activity for 2012:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2011	527	$40.44
Granted	339	56.25
Vested	(189)	38.30
Forfeited	(62)	48.03

NON-VESTED, September 30, 2012	615	49.06

Share-Based Payments for Content Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During the third quarter of 2012, our agreement with Sony was amended whereby; (i) Sony waived its termination right to end its DVD licensing arrangement with Redbox at the end of September 2012 and gave Redbox the option to license Blu-ray DVD product as part of the arrangement, and (ii) Sony received, at its sole discretion, the option for two one-year extensions following the initial five-year agreement term, which was scheduled to end in September 2014.

Information related to the shares of restricted stock granted as part of these agreements as of September 30, 2012, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	116,009	77,339	1.8 years
Paramount	300,000	105,000	195,000	2.3 years

Total	493,348	221,009	272,339

NOTE 11: EARNINGS PER SHARE

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2012	2011	2012	2011
Weighted average shares used for basic EPS	30,454	30,224	30,605	30,608
Dilutive effect of stock options and other share-based awards	536	616	625	579
Dilutive effect of convertible debt	1,248	756	1,454	770

Weighted average shares used for diluted EPS	32,238	31,596	32,684	31,957

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	110	129	141	103

NOTE 12: OTHER COMPREHENSIVE INCOME

The following table presents the tax effects allocated to each component of other comprehensive income for the year ended September 30, 2012:

	Three Months Ended September 30, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$1,477	$-	$1,477

Other comprehensive income	$1,477	$-	$1,477

	Three Months Ended September 30, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(832)	$-	$(832)

Other comprehensive income	$(832)	$-	$(832)

	Nine Months Ended September 30, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$1,342	$-	$1,342

Other comprehensive income	$1,342	$-	$1,342

	Nine Months Ended September 30, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(122)	$-	$(122)
Gain (loss) on short-term investment	(20)	7	(13)
Reclassification of interest rate hedges to interest expense	896	(349)	547

Other comprehensive income	$754	$(342)	$412

NOTE 13: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION

Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared services support functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.

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

Dollars in thousands Three Months Ended September 30, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$459,538	$77,616	$408	$-	$537,562
Expenses:
Direct operating	309,842	40,417	967	315	351,541
Marketing	5,698	1,072	731	12	7,513
Research and development	1	968	2,116	55	3,140
General and administrative	42,794	7,244	3,140	2,832	56,010

Segment operating income (loss)	101,203	27,915	(6,546)	(3,214)	119,358
Less: depreciation and amortization	(41,478)	(10,968)	(43)	-	(52,489)

Operating income (loss)	59,725	16,947	(6,589)	(3,214)	66,869
Loss from equity method investments, net	-	-	-	(6,021)	(6,021)
Interest expense, net	-	-	-	(3,892)	(3,892)
Other, net	-	-	-	(21)	(21)

Income (loss) from continuing operations before income taxes	$59,725	$16,947	$(6,589)	$(13,148)	$56,935

Dollars in thousands Three Months Ended September 30, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$389,801	$75,506	$310	$-	$465,617
Expenses:
Direct operating	271,678	37,580	681	162	310,101
Marketing	5,466	1,985	259	13	7,723
Research and development	2	1,449	1,711	77	3,239
General and administrative	29,156	6,613	2,084	2,223	40,076

Segment operating income (loss)	83,499	27,879	(4,425)	(2,475)	104,478
Less: depreciation and amortization	(30,910)	(7,924)	(5)	-	(38,839)

Operating income (loss)	52,589	19,955	(4,430)	(2,475)	65,639
Loss from equity method investments, net	-	-	-	(272)	(272)
Interest expense, net	-	-	-	(5,416)	(5,416)
Other, net	-	-	-	(281)	(281)

Income (loss) from continuing operations before income taxes	$52,589	$19,955	$(4,430)	$(8,444)	$59,670

Dollars in thousands Nine Months Ended September 30, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,420,448	$216,297	$1,216	$-	$1,637,961
Expenses:
Direct operating	978,625	116,650	2,914	561	1,098,750
Marketing	14,524	3,901	1,606	49	20,080
Research and development	731	3,156	6,550	247	10,684
General and administrative	119,827	19,629	8,461	8,692	156,609

Segment operating income (loss)	306,741	72,961	(18,315)	(9,549)	351,838
Less: depreciation and amortization	(109,256)	(27,588)	(65)	-	(136,909)

Operating income (loss)	197,485	45,373	(18,380)	(9,549)	214,929
Income from equity method investments, net	-	-	-	4,094	4,094
Interest expense, net	-	-	-	(11,033)	(11,033)
Other, net	-	-	-	(37)	(37)

Income (loss) from continuing operations before income taxes	$197,485	$45,373	$(18,380)	$(16,525)	$207,953

Dollars in thousands Nine Months Ended September 30, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,116,007	$207,934	$976	$-	$1,324,917
Expenses:
Direct operating	808,197	106,632	2,483	375	917,687
Marketing	15,870	4,254	540	33	20,697
Research and development	64	4,695	2,548	232	7,539
General and administrative	83,539	17,065	7,152	7,039	114,795

Segment operating income (loss)	208,337	75,288	(11,747)	(7,679)	264,199
Less: depreciation and amortization	(85,368)	(22,746)	(859)	-	(108,973)

Operating income (loss)	122,969	52,542	(12,606)	(7,679)	155,226
Loss from equity method investments, net	-	-	-	(880)	(880)
Interest expense, net	-	-	-	(18,878)	(18,878)
Other, net	-	-	-	(124)	(124)

Income (loss) from continuing operations before income taxes	$122,969	$52,542	$(12,606)	$(27,561)	$135,344

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Walgreen Co.	15.4%	16.0%	16.3%	15.8%
Wal-Mart Stores Inc.	15.6%	17.4%	16.1%	17.6%
The Kroger Company	10.6%	11.4%	10.9%	11.3%

NOTE 14: DEBT AND OTHER LONG-TERM LIABILITIES

Dollars in thousands	September 30, 2012	December 31, 2011
Term loan	$162,969	$170,625
Convertible debt	184,956	179,697
Redbox rollout agreement	579	3,268
Asset retirement obligation	13,651	8,841
Other long-term liabilities	10,476	10,843

	372,631	373,274

Less:
Current portion of term loan	(14,219)	(10,938)
Current portion of Redbox rollout agreement	(573)	(3,048)

Total long-term debt and other long-term liabilities	$357,839	$359,288

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

On July 15, 2011, we borrowed $175.0 million under the term loan facility. The term loan is subject to mandatory debt repayments of the outstanding borrowings equal to 5.0% in the first year, 7.5% in the second year, 10.0% in the third year, and 12.5% in the fourth and fifth year, with the balance due at maturity. We made principal payments of $7.7 million and $4.4 million on the term loan both in 2012 and 2011, respectively. There is no outstanding revolving line of credit borrowing as of September 30, 2012.

In 2012, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at September 30, 2012, was 1.47%.

As of September 30, 2012, we were in compliance with the covenants of the credit facility.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130.0% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. As of March 31 and June 30, 2012, such early conversion event was met. Should the Note holders elect to convert, we would be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. In the second and third quarter of 2012, certain Notes were submitted for conversion. A portion of those Notes were settled in the third quarter of 2012 and the remaining will be settled in the fourth quarter. The loss from the early extinguishment of certain Notes was inconsequential. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2012, the Conversion Event was not met and the Notes were not convertible. As a result, we have reported the Notes as part of long-term debt on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at September 30, 2012, the debt conversion feature was reclassified to permanent equity.

Total interest expense for the third quarter of 2012 and 2011 was $5.0 million and $6.4 million, respectively, and was $14.4 million and $20.1 million year-to-date. The following interest expense was related to our convertible debt:

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2012	2011	2012	2011
Contractual interest expense	$2,000	$2,000	$6,000	$6,000
Amortization of debt discount	1,789	1,648	5,270	4,857

Total interest expense related to the Notes	$3,789	$3,648	$11,270	$10,857

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
Remainder of 2012	$1,838
2013	7,712
2014	5,482

Total unamortized discount	$15,032

NOTE 15: FAIR VALUE

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$80,364	$-	$-

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$45,363	$-	$-

Money Market Demand Accounts and Investment Grade Fixed Income Securities

We determine fair value for our money market demand accounts and investment grade fixed income securities based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.

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

Notes Receivable

During 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at September 30, 2012, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of September 30, 2012, the carrying value of the Sigue Note approximated its estimated fair value and was reported in our Consolidated Balance Sheets. See Note 4: Discontinued Operations and Sale of a Business for additional information about the sale of our Money Transfer Business.

Trademarks License

During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. The preliminary estimated fair value of the trademarks was approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on the grant date, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 6: Equity Method Investments and Related Party Transactions.

Fair Value of Other Financial Instruments

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 5.5% and 7.6%, for similar high-yield debt at September 30, 2012 and December 31, 2011, respectively. The estimated fair value of our convertible debt was approximately $194.9 million and $183.4 million at September 30, 2012 and December 31, 2011, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 16: COMMITMENTS AND CONTINGENCIES

Letters of Credit

As of September 30, 2012, we had five irrevocable standby letters of credit that totaled $5.9 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of September 30, 2012, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox’s motion to dismiss the complaint, and has not yet ruled on the motion for class certification. The parties are briefing these pending motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action settlement is subject to final approval by the United States District Court for the Western District of Washington. On August 10, 2012, the court issued a final order approving the settlement and judgment. The court also issued an order approving the allocation plan for the settlement fund. The class action is now closed. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by our insurers. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. On August 6, 2012, after some supplemental briefing by the parties, the court granted preliminary approval of the settlement. Settlement of the derivative action is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for November 9, 2012. The state and federal derivative complaints arise out of many of the factual allegations that were at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, plaintiff amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. The case is currently stayed while the California Supreme Court considers similar issues involving Song-Beverly in a case which Redbox is not a party. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

As of September 30, 2012, we have accrued expenses in the amount of $9.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from zero to $9.4 million on September 30, 2012. We believe the likelihood of additional losses material to our accrual as of September 30, 2012 related to these agreements is remote.

NOTE 17: SUBSEQUENT EVENT

On October 19, 2012, Redbox entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video, a division of Warner Bros. Home Entertainment Inc. Under the Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video Blu-ray Disc™ and DVD titles for rental. A 28-day delay from “street date” will begin with January 2013 titles and the Warner Agreement will run through December 31, 2014. The estimated purchase commitment related to the Warner Agreement is approximately $246.4 million.

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

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended September 30, 2012, compared with the quarter and year-to-date periods ended September 30, 2011.

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

During the second quarter of 2012, we revised our 2009 year-end financial statements for an immaterial correction of $17.1 million related to the 2009 disposition of our entertainment services business which caused a decrease of $17.1 million in our retained earnings and deferred tax assets on our Consolidated Balance Sheets. See Note 1: Basis of Presentation and Principles of Consolidation in our Notes to Consolidated Financial Statements for additional details.

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

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our RubiTM coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee® beverages. We made preparations for this roll out during the third quarter of 2012, and expect it to begin in the fourth quarter and accelerate as we enter 2013.

•

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox InstantTM by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. During the third quarter of 2012, at the request of the Joint Venture board of managers, Redbox made a cash payment of $10.5 million representing its pro-rata share of the requested capital contribution. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture is accounted for using the equity method of accounting. See Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations:

Dollars in thousands,	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
except per share amounts	2012	2011	$	%	2012	2011	$	%

Revenue	$537,562	$465,617	$71,945	15.5%	$1,637,961	$1,324,917	$313,044	23.6%

Operating income	$66,869	$65,639	$1,230	1.9%	$214,929	$155,226	$59,703	38.5%

Income from continuing operations	$36,774	$37,126	$(352)	-0.9%	$127,345	$83,429	$43,916	52.6%

Diluted earnings per share from continuing operations	$1.14	$1.18	$(0.04)	-3.4%	$3.90	$2.61	$1.29	49.4%

Revenue increased $71.9 million, or 15.5%, during the third quarter and increased $313.0 million, or 23.6%, year-to-date primarily due to same store sales growth and new kiosk installations in our Redbox segment as well as new kiosk installations and an increased number of transactions and average transaction size in our Coin segment.

Operating income increased $1.2 million, or 1.9% during the third quarter, and increased $59.7 million, or 38.5%, year-to-date primarily due to our Redbox segment where revenue growth was partially offset by increased content costs, revenue share and processing fees, general and administrative expenses, and depreciation and amortization. The increase in operating income in our Redbox segment was partially offset by a decline in operating income in our

Coin segment and an increased operating loss in our New Ventures segment. The operating income as a percentage of revenue for our Redbox segment was 13.0% during the third quarter of 2012 as compared with 13.5% in 2011; the decrease was partially driven by the additional depreciation and amortization expenses, approximately $4.9 million, resulting from the NCR kiosks acquired in the second quarter of 2012. The increase in the operating income as a percentage of revenue for our Redbox segment during the nine month periods was primarily driven by the increase in revenue per rental effective during the fourth quarter of 2011 which affected the nine-month results in 2012 rather than 2011.

Income from continuing operations decreased $0.4 million, or 0.9%, during the third quarter, primarily due to:

•	Lower operating income in our Coin segment and higher operating loss in our New Venture segment;

•	Increased loss from equity method investments; partially offset by

•	Higher operating income in our Redbox segment;

•

Lower interest expense due to a lower interest rate on our credit facility and the reversal of accrued interest related to the expiration of a license and service arrangement between our Redbox subsidiary and McDonald’s USA; and

•	Lower income tax expenses due to lower effective tax rate.

Income from continuing operations increased $43.9 million, or 52.6%, year-to-date, primarily due to:

•	Higher operating income in our Redbox segment;

•	Lower interest expense due to a lower interest rate on our credit facility;

•	Increased income from equity method investments primarily due to a one-time $19.5 million gain on the grant of a license to use certain Redbox trademarks to the Joint Venture; partially offset by

•	Lower operating income in our Coin segment and higher operating loss in our New Ventures segment; and

•	Increased income tax expense primarily due to higher pretax income and a higher effective tax rate.

For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share-Based Payments

Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expense associated with share-based compensation to our executives, non-employee directors and employees is part of our shared services support function and is not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Unallocated Share-Based Compensation

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%
Direct operating	$315	$162	$153	94.4%	$561	$375	$186	49.6%
Marketing	12	13	(1)	(7.7)%	49	33	16	48.5%
Research and development	55	77	(22)	(28.6)%	247	232	15	6.5%
General and administrative	2,832	2,223	609	27.4%	8,692	7,039	1,653	23.5%

Total	$3,214	$2,475	$739	29.9%	$9,549	$7,679	$1,870	24.4%

Share-based compensation expense increased $0.7 million, or 29.9%, and increased $1.9 million, or 24.4%, during third quarter and year-to-date 2012, respectively, due to an increase in the number and fair value of restricted stock awards granted.

Segment Results

Our discussion and analysis that follows covers results from continuing operations for our Redbox, Coin and New Ventures segments.

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income from continuing operations before depreciation, amortization and other and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared services support functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.

We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We continually evaluate our shared services support function’s allocation methods used for segment reporting purposes, which may result in changes to segment allocations in future periods.

We also review same store sales, which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with a high-performing kiosk, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year.

Detailed financial information about our business segments, including significant customer relationships is provided in Note 13: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

Dollars in thousands, except net revenue per rental amounts	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$459,538	$389,801	$69,737	17.9%	$1,420,448	$1,116,007	$304,441	27.3%
Expenses:
Direct operating	309,842	271,678	38,164	14.0%	978,625	808,197	170,428	21.1%
Marketing	5,698	5,466	232	4.2%	14,524	15,870	(1,346)	(8.5)%
Research & development	1	2	(1)		731	64	667
General and administrative	42,794	29,156	13,638	46.8%	119,827	83,539	36,288	43.4%

Segment operating income	101,203	83,499	17,704	21.2%	306,741	208,337	98,404	47.2%
Less: depreciation & amortization	(41,478)	(30,910)	(10,568)	34.2%	(109,256)	(85,368)	(23,888)	28.0%

Operating income	$59,725	$52,589	$7,136	13.6%	$197,485	$122,969	$74,516	60.6%

Operating income as a percentage of revenue	13.0%	13.5%			13.9%	11.0%
Same store sales growth	4.2%	13.0%			16.0%	14.9%
Effect on change in revenue from same store sales growth	$16,331	$38,820	$(22,489)	(57.9)%	$175,426	$121,916	$53,510	43.9%
Ending number of kiosks(1)	42,400	34,400	8,000	23.3%	42,400	34,400	8,000	23.3%
Total kiosk rentals (in thousands)(1)	176,367	177,905	(1,538)	(0.9)%	551,824	509,168	42,656	8.4%
Net kiosk revenue per rental(1)	$2.52	$2.19	$0.33	15.1%	$2.54	$2.19	$0.35	16.0%

(1)

Excludes kiosks and the impact of kiosks acquired as part of the NCR Asset Acquisition. As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks during the final week of the second quarter. During the third quarter, we replaced 2,200 of these kiosks with Redbox kiosks and we removed but did not replace 800 more. As a result there were approximately 3,200 of these kiosks still in service at September 30, 2012. In the third quarter, kiosks acquired as part of the NCR acquisition generated revenue of approximately $14.5 million from 4.9 million rentals.

2012 Events

•

On October 3, 2012, we launched Redbox TicketsTM in the Philadelphia market which will operate in connection with our kiosks, mobile and consumer electronic devices, applications and websites to provide customers with access to purchase tickets to various live events and attractions. We expect Redbox Tickets to drive a positive trend in our revenue as we continue to enter new markets;

•

On July 31, 2012, we amended our copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”) to extend the agreement until September 2014. Sony received, at its sole discretion, the option for two one-year extensions following the September 2014 expiration. The amended agreement also gave us the option to license Blu-ray™ DVD product. We view Blu-ray as an important growth opportunity because of the high video quality relative to other formats and the higher daily rental fee it provides;

•	On June 22, 2012, we completed the NCR Asset Acquisition. The impact of the NCR Asset Acquisition on our Redbox segment operating results is discussed below;

•

On February 29, 2012, we amended the terms of our existing content license arrangement with Universal Studios Home Entertainment LLC (“Universal”) to extend the arrangement end date from April 2012 to August 2014; and

•

On January 31, 2012, our content license arrangement with Warner Home Video (“Warner”) expired. Subsequent to the expiration date, we have procured Warner content made available for rental in our Redbox kiosks through alternative sources. While this content has a higher per DVD acquisition cost, the DVDs procured through alternative sources typically generate a higher margin percent when compared with our content licensing arrangements as our rentals of this content are spread over a lower number of units. On October 19, 2012, Redbox entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video, a division of Warner Bros. Home Entertainment Inc. Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video Blu-ray Disc and DVD titles for rental. A 28-day delay from “street date” will begin with January 2013 titles and the Warner Agreement will run through December 31, 2014.

As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks during the final week of the second quarter and approximately 3,200 of these kiosks remained in service at September 30, 2012. The impact of the kiosks acquired in the NCR Asset Acquisition is detailed in the following discussion.

Comparing third quarter 2012 to third quarter 2011

Revenue increased $69.7 million, or 17.9%, primarily due to the following:

•

$16.3 million from same store sales growth of 4.2% due primarily to the increase in the standard definition daily rental fee in late October 2011, offset in part by fewer rentals due to a less favorable movie release schedule in the third quarter as the studios released fewer new titles during the 2012 Olympics;

•	$38.9 million from new kiosk installations including the replacement of NCR kiosks; and

•	$14.5 million from kiosks acquired from NCR.

The $0.33 increase in net kiosk revenue per rental was driven primarily by the increase in the standard definition daily rental fee. Also contributing to the higher net revenue per rental was our increase in Blu-ray rentals, which have a higher daily rental fee, as a percentage of our total rentals.

Operating income increased $7.1 million, or 13.6%, primarily due to the following:

•	$69.7 million increase in revenue as described above; partially offset by

•

$38.2 million increase in direct operating expenses primarily due to an $8.3 million increase in product costs related to higher DVD content purchases as a result of the growth in the installed kiosk base, partially offset by lower studio share based payment expense resulting from the decline in the market price of our common stock during the period and lower game product costs due to higher purchases in 2011 in support of our national launch of Games. Product costs totaled $167.9 million, an increase from $159.6 million in the prior period. In addition, we had increases in revenue share expense and payment card processing fees directly attributable to the revenue growth, kiosk field operation costs, allocated expenses from our shared services support function due to the growth in the installed kiosk base, and certain costs incurred to service the kiosks under the transition services agreement with NCR. Due to the price increase mentioned above and ongoing investments in process improvements, direct operating expenses as a percent of revenue for 2012 was 67.4%, down 230 basis points from 69.7% in 2011;

•

$13.6 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, and overall higher costs to support the continued growth in our installed kiosks base; and

•

$10.6 million increase in depreciation and amortization expenses primarily due to higher depreciation associated with continued growth in our installed kiosk base, including the NCR acquisition, as well as higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased $304.4 million, or 27.3%, primarily due to the following:

•

$175.4 million from same store sales growth of 16.0% due primarily to the increase in the standard definition daily rental fee in late October 2011, offset in part by fewer rentals in the third quarter due to a less favorable movie release schedule as the studios released fewer new titles during the 2012 Olympics;

•	$112.6 million from new kiosk installations including the replacement of NCR kiosks; and

•	$16.4 million from kiosks acquired from NCR.

The $0.35 increase in net kiosk revenue per rental was driven primarily by the increase in the standard definition daily rental fee. Also contributing to the higher net revenue per rental was our increase in Blu-ray rentals and video game rentals, both of which have higher daily rental fees as a percentage of our total rents.

Operating income increased $74.5 million, or 60.6%, primarily due to the following:

•	$304.4 million increase in revenue as described above; and a

•	$1.3 million decrease in marketing expenses primarily due to lower studio promotional expenses, partially offset by:

•

$170.4 million increase in direct operating expenses primarily due to a $90.8 million increase in product costs related to higher DVD content purchases resulting from growth in the installed kiosk base and increased Games purchases as compared to 2011 when our national launch of Games did not occur until June 2011, as well as increased share-based payments for content arrangements due to the higher market price of our common stock during the period. Product costs totaled $571.8 million, an increase from $481.0 million in the prior period. In addition, we had increases in revenue share expense and payment card processing fees directly attributable to the revenue growth, higher kiosk field operating costs, allocated expenses from our shared services support function due to the growth in the installed kiosk base, and certain costs incurred to service the kiosks under the transition services agreement with NCR. Due to the price increase mentioned above and ongoing investments in process improvements, direct operating expenses as a percent of revenue for 2012 was 68.9%, down 350 basis points from 72.4% in 2011;

•

$36.3 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, and overall higher costs to support the continued growth in our installed kiosks base. Additionally, contributing to this increase was $3.2 million in costs incurred during 2012 in connection with the NCR Asset Acquisition; and

•

$23.9 million increase in depreciation and amortization expenses primarily due to higher depreciation associated with continued growth in our installed kiosk base, as well as higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure.

Coin

	Three Months Ended				Nine Months Ended
Dollars in thousands, except transaction date	September 30,		Change		September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$77,616	$75,506	$2,110	2.8%	$216,297	$207,934	$8,363	4.0%
Expenses:
Direct operating	40,417	37,580	2,837	7.5%	116,650	106,632	10,018	9.4%
Marketing	1,072	1,985	(913)	(46.0)%	3,901	4,254	(353)	(8.3)%
Research and development	968	1,449	(481)	(33.2)%	3,156	4,695	(1,539)	(32.8)%
General and administrative	7,244	6,613	631	9.5%	19,629	17,065	2,564	15.0%

Segment operating income	27,915	27,879	36	0.1%	72,961	75,288	(2,327)	(3.1)%
Less: depreciation and amortization	(10,968)	(7,924)	(3,044)	38.4%	(27,588)	(22,746)	(4,842)	21.3%

Operating income	$16,947	$19,955	$(3,008)	(15.1)%	$45,373	$52,542	$(7,169)	(13.6)%

Operating income as a percentage of revenue	21.8%	26.4%			21.0%	25.3%
Same store sales growth/(decline)	(0.8)%	1.0%			0.4%	2.4%
Ending number of kiosks	20,300	19,500	800	4.1%	20,300	19,500	800	4.1%
Total transactions	20,634	20,355	279	1.4%	58,167	56,392	1,775	3.1%
Average transaction size	$39.10	$38.50	$0.60	1.6%	$38.60	$38.30	$0.30	0.8%

Comparing third quarter 2012 to third quarter 2011

Revenue increased $2.1 million, or 2.8%, primarily due to growth in our kiosk base, growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.60 increase in average transaction size to $39.10 over the comparative period. The improved number of total transactions was driven by an increase in our kiosk network and was offset by a weaker number of consumer transactions primarily in the UK leading to an overall decline in same store sales during the period of 0.8%.

Operating income decreased $3.0 million, or 15.1%, primarily due to the following:

•

$2.8 million increase in direct operating expenses primarily as a result of higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity; higher coin processing and transportation related expenses arising from higher revenue in 2012 and higher allocated expenses from the shared services sales function;

•

$0.6 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs, legal fees for corporate initiatives, and the continued implementation and maintenance of our enterprise resource planning system; and

•

$3.0 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure and expensing certain internal use software, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the Safeway relationship we entered into in 2011, partially offset by:

•	$2.1 million increase in revenue as described above;

•	$0.9 million decrease in marketing expenses primarily due to lower advertising spend; and

•	$0.5 million decrease in research and development expenses primarily due to higher capitalization of certain expenses in 2012 related to the development of internal use software.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased $8.4 million, or 4.0%, primarily due to growth in our kiosk base, growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.30 increase in average transaction size to $38.60 over the comparative period. The higher average transaction size and increase in total transactions combined for an increase in same store sales during the period of 0.4%.

Operating income decreased $7.2 million, or 13.6%, primarily due to the following:

•

$10.0 million increase in direct operating expenses primarily as a result of higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals, higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity, higher coin processing and transportation related expenses arising from both higher revenue in 2012 offset in the comparative 2011 period by a credit received for previously-processed mutilated coin, and higher allocated expenses from the shared services sales function;

•

$2.6 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system offset in the comparative 2011 period by an international tax assessment expense which did not recur in 2012; and

•

$4.8 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure and expensing certain internal use software, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the Safeway relationship we entered into in 2011, partially offset by:

•	$8.4 million increase in revenue as described above;

•	$1.5 million decrease in research and development expenses primarily due to higher capitalization of certain expenses in 2012 related to the development of internal use software; and

•	$0.4 million decrease in marketing expenses primarily due to lower advertising spend.

New Ventures

	Three Months Ended				Nine Months Ended
Dollars in thousands	September 30,		Change		September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Revenue	$408	$310	$98	31.6%	$1,216	$976	$240	24.6%
Expenses:
Direct operating	967	681	286	42.0%	2,914	2,483	431	17.4%
Marketing	731	259	472	182.2%	1,606	540	1,066	197.4%
Research and development	2,116	1,711	405	23.7%	6,550	2,548	4,002	157.1%
General and administrative	3,140	2,084	1,056	50.7%	8,461	7,152	1,309	18.3%

Segment operating loss	(6,546)	(4,425)	(2,121)	47.9%	(18,315)	(11,747)	(6,568)	55.9%
Less: depreciation and amortization	(43)	(5)	(38)		(65)	(859)	794	(92.4)%

Operating loss	$(6,589)	$(4,430)	$(2,159)	48.7%	$(18,380)	$(12,606)	$(5,774)	45.8%

2012 Events

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our RubiTM coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee® beverages. We made preparations for this roll out during the third quarter of 2012, and expect it to begin in the fourth quarter and accelerate as we enter 2013.

Comparing third quarter 2012 to third quarter 2011

Revenue increased 31.6% primarily due to an increased number of kiosks for the self-service concepts.

Operating loss increased $2.2 million, or 48.7%, primarily due to the following:

•

$1.1 million increase general and administrative expenses primarily due to additional headcount to support growth as well as higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system;

•

$0.5 million increase in marketing expense related to the rollout of RubiTM, as well as early stage preparations for the potential rollout of our refurbished electronics and photo self-service concepts and increased headcount to support business growth;

•	$0.4 million increase in research and development expenses associated with the design, engineering, software development and build out of new kiosks for market testing; and

•

$0.3 million increase in direct operating expenses due to additional sales volume from existing concepts and shared services support costs related primarily to deployment of new kiosks and customer service related activity that were not allocated to this segment in 2011, partially offset by exit of one of our self-service concepts in the second quarter of 2011.

Comparing year-to-date 2012 to year-to-date 2011

Revenue increased 24.6% primarily due to an increased number of kiosks for the self-service concepts offset by exiting one of our self-service concepts in the second quarter of 2011.

Operating loss increased $5.8 million, or 45.8%, primarily due to the following:

•

$4.0 million increase in research and development expenses associated with the design, engineering, software development and build out of new kiosks for market testing primarily in our coffee, refurbished electronics, photo and prepared foods self-service concepts;

•

$1.3 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our enterprise resource planning system as well as additional headcount to support growth offset partially by the exit of one of our self-service concepts in the second quarter of 2011;

•

$1.1 million increase in marketing expense due to preparations for rollout of RubiTM, as well as early stage preparations for the potential rollout of our refurbished electronics and photo self-service concepts and increased headcount to support business growth, offset partially by the exit of one of our self-service concepts in the second quarter of 2011;

•

$0.4 million increase in direct operating expenses due to additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets, increased shared services support costs related primarily to deployment of new kiosks and customer service related activity that were not allocated to this segment in 2011, offset by a $0.7 million charge in the second quarter of 2011 for purchases of additional prototype kiosks, which we expensed as acquired during the piloting phase, and the exit of one of our self-service concepts in the second quarter of 2011; partially offset by

•	$0.8 million decrease in depreciation due to loss on sale of assets from the exit of one of our self-service concepts in the second quarter of 2011.

We expect to continue to invest in self-service concepts that meet our requirements and show the most promise toward future success.

Interest Expense, Net

	Three Months Ended				Nine Months Ended
Dollars in thousands	September 30,		Change		September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Cash interest expense	$3,090	$3,657	$(567)	(15.5)%	$9,746	$12,802	$(3,056)	(23.9)%
Non-cash interest expense	1,951	2,767	(816)	(29.5)%	4,662	7,276	(2,614)	(35.9)%
Interest income	(1,149)	(1,008)	(141)	14.0%	(3,375)	(1,200)	(2,175)	181.3%

Total interest expense, net	$3,892	$5,416	$(1,524)	(28.1)%	$11,033	$18,878	$(7,845)	(41.6)%

Net interest expense decreased $1.5 million, or 28.1%, and $7.8 million, or 41.6%, during the third quarter and year to date 2012, respectively, primarily due to a lower rate for our credit facility and the adjustment of accrued interest related to the expiration of a license and service arrangement between our Redbox subsidiary and McDonald’s USA.

The increase in interest income for both the third quarter and year-to-date is due to interest on our note receivable issued as part of the sale of the Money Transfer Business in the second quarter of 2011.

Income Tax Expense

Our effective tax rate from continuing operations was 35.4% and 37.8% for the third quarter of 2012 and 2011, respectively, and 38.8% and 38.4% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes. During the quarter, we had U.S. Federal discrete adjustments that reduced our effective tax rate. The increase in our effective tax rate for the nine month period was due primarily to the absence of federal research and general business tax credits.

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

A reconciliation of core adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%
Income from continuing operations	$36,774	$37,126	$(352)	(0.9)%	$127,345	$83,429	$43,916	52.6%
Depreciation, amortization and other	52,489	38,839	13,650	35.1%	136,909	108,973	27,936	25.6%
Interest expense, net	3,892	5,416	(1,524)	(28.1)%	11,033	18,878	(7,845)	(41.6)%
Income taxes	20,161	22,544	(2,383)	(10.6)%	80,608	51,915	28,693	55.3%
Share-based payments expense (benefit)(1)	(1,586)	869	(2,455)	(283)%	13,144	9,362	3,782	40.4%

Adjusted EBITDA from continuing operations	111,730	104,794	6,936	6.6%	369,039	272,557	96,482	35.4%
Non-core adjustments:
Deal fees	20	265	(245)		3,235	481	2,754
Loss from equity method investments	6,021	272	5,749		15,406	880	14,526
Gain on formation of Redbox Instant by Verizon	-	-	-		(19,500)	-	(19,500)

Core adjusted EBITDA from continuing operations	$117,771	$105,331	$12,440	11.8%	$368,180	$273,918	$94,262	34.4%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

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

A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Diluted EPS from continuing operations	$1.14	$1.18	$(0.04)	(3.4)%	$3.90	$2.61	$1.29	49.4%
Non-core adjustments, net of tax:(1)
Deal fees	-	0.01	(0.01)		0.06	0.01	0.05
Loss from equity method investments	0.12	0.01	0.11		0.29	0.02	0.27
Gain on formation of Redbox Instant by Verizon	-	-	-		(0.37)	-	(0.37)

Core diluted EPS from continuing operations	$1.26	$1.20	$0.06	5.0%	$3.88	$2.64	$1.24	47.0%

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
Dollars in thousands	2012	2011	$	%	2012	2011	$	%
Net cash provided by operating activities	$117,473	$89,779	$27,694	30.8%	$311,694	$261,639	$50,055	19.1%
Purchase of property and equipment	(56,480)	(46,902)	(9,578)	20.4%	(133,181)	(134,779)	1,598	(1.2)%

Free cash flow from continuing operations	$60,993	$42,877	$18,116	42.3%	$178,513	$126,860	$51,653	40.7%

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

Net Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased $50.1 million primarily due to the following:

•	$55.0 million increase in net income to $127.3 million primarily due to increased operating income in our Redbox segment, and a

•

$35.4 million net increase in the total non-cash adjustments to reconcile net income to net cash flow from operating activities primarily due to increased deferred income taxes, depreciation and other; offset by a

•	$40.4 million net decrease in our working capital primarily due to the procurement of our content library, timing of collection from DVD rental activities, and timing of payments to retailers.

Net Cash Used in Investing Activities from Continuing Operations

We used $272.1 million of net cash in our investing activities from continuing operations primarily due to the following:

•	$133.2 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our ERP implementation;

•	$100.0 million to fund the NCR Asset Acquisition; and

•	$39.7 million used for equity investments.

Net Cash Used in Financing Activities from Continuing Operations

We used $74.2 million of net cash in our financing activities from continuing operations due to the following:

•	$63.1 million to repurchase our common stock;

•	$13.2 million used to pay capital lease obligations and other debt; and

•	$7.7 million used to pay our term loan; partially offset by

•	$9.7 million from stock option exercises and excess tax benefits on share-based payments.

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of September 30, 2012, our cash and cash equivalent balance was $308.5 million, of which $88.1 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt

Debt was comprised of the following:

Dollars in thousands	September 30, 2012	December 31, 2011
Term loan	$162,969	$170,625
Convertible debt (Outstanding face value)	199,988	200,000

Total debt	$362,957	$370,625

Revolving Line of Credit and Term Loan

Our current credit facility, entered into on July 15, 2011, provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The credit facility contains certain financial covenants, ratios and tests. See Note 14: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $200.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. As of June 30, 2012, certain Notes were submitted for conversion and settled in the third quarter of 2012. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2012, the Conversion Event was not met and the Notes were not convertible. As a result, we have reported the Notes as part of long-term debt on our Consolidated Balance Sheets. In addition, since the Notes were not convertible at September 30, 2012, the debt conversion feature was reclassified to permanent equity.

Letters of Credit

As of September 30, 2012, we had five irrevocable standby letters of credit that totaled $5.9 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of September 30, 2012, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

As of September 30, 2012, we have accrued expenses in the amount of $9.4 million related to supply agreements under which we operated during 2012, 2011 and 2010. These amounts were accrued within other accrued liabilities in our Consolidated Balance Sheets. Based on currently available information, our best estimate of the aggregate range for reasonably possible losses is from zero to $9.4 million on September 30, 2012. We believe the likelihood of additional losses material to our accrual as of September 30, 2012 related to these agreements is remote.

CONTRACTUAL PAYMENT OBLIGATIONS

As of September 30, 2012, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2011 Form 10-K:

•	An incremental purchase commitment of approximately $67.2 million related to the amended content license agreement with Sony;

•	An incremental purchase commitment of approximately $222.0 million related to extending our content license agreement with Universal;

•	A minimum of $25.0 million in margin over a five-year term for manufacturing and services to be provided by NCR;

•	An additional purchase commitment for kiosks, and related parts and components of approximately $33.7 million; and

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox’s motion to dismiss the complaint, and has not yet ruled on the motion for class certification. The parties are briefing these pending motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

On January 24, 2011, a putative class action complaint was filed in the U.S. District Court for the Western District of Washington against Coinstar and certain of its officers. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Five substantially similar complaints were later filed in the same court. Pursuant to an order of the court dated March 14, 2011, these six putative class actions were consolidated as a single action entitled In re Coinstar, Inc. Securities Litigation. On April 19, 2011, the court appointed the Employees’ Retirement System of Rhode Island as lead plaintiff and approved its selection of lead counsel. A consolidated complaint was filed on June 17, 2011. We moved to dismiss this complaint on July 15, 2011. On October 6, 2011, the court issued an order granting in part and denying in part our motion to dismiss. The order dismissed numerous allegations, including allegations that our October 28, 2010 revenue and earnings guidance was false and misleading. The order also dismissed all claims against three of our officers. The court has set a trial date for September 9, 2013. This case purports to be brought on behalf of a class of persons who purchased or otherwise acquired our stock during the period from October 28, 2010 to February 3, 2011. Plaintiffs allege that the defendants violated the federal securities laws during this period of time by, among other things, issuing false and misleading statements about our current and prospective business and financial results. Plaintiffs claim that, as a result of these alleged wrongs, our stock price was artificially inflated during the purported class period. Plaintiffs are seeking unspecified compensatory damages, interest, an award of attorneys’ fees and costs, and injunctive relief. On January 11, 2012, we entered into a memorandum of understanding with the other parties to settle and resolve the class action. The settlement provides for a payment to the plaintiff class of $6.0 million which will be paid by our insurers. On February 17, 2012, a stipulation and agreement of settlement, was filed with the court, along with Lead Plaintiffs’ unopposed motion for preliminary approval of the settlement. On April 9, 2012, the court granted preliminary approval of the settlement. Following notice to class members, the class action settlement is subject to final approval by the United States District Court for the Western District of Washington. On August 10, 2012, the court issued a final order approving the settlement and judgment. The court also issued an order approving the allocation plan for the settlement fund. The class action is now closed. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

Related to this putative class action complaint, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County) on March, allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. This settlement includes a payment of up to $750,000 in attorneys’ fees (subject to court approval), which will be paid by our insurers. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. On August 6, 2012, after some supplemental briefing by the parties, the court granted preliminary approval of the settlement. Settlement of the derivative action is subject to final approval by the United States District Court for the Western District of Washington. A final approval hearing is scheduled for November 9, 2012. The state and federal derivative complaints arise out of many of the factual allegations that were at issue in the class action, and generally allege that the individual defendants breached fiduciary duties owed to Coinstar by selling Coinstar stock while in possession of material non-public information, and participating in or failing to prevent misrepresentations regarding Redbox expectations, performance, and internal controls. We have recorded the expected settlement amount and corresponding insurance recovery within other accrued liabilities and prepaid expenses and other current assets, respectively, in our Consolidated Balance Sheets.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal, the U.S. Court of Appeals for the Seventh Circuit reversed the district’s court’s denial of Redbox’s motion to dismiss Plaintiff’s claims involving retention of information, holding that the Plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, plaintiff amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California but has not been consolidated with the Mehrens case. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. The case is currently stayed while the California Supreme Court considers similar issues involving Song-Beverly in a case which Redbox is not a party. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors previously disclosed in our 2011 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2012:

	Total Number of Shares Repurchased			Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs			Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(3)
7/1/12 - 7/31/12	451		$	57.37	-		$	270,630
8/1/12 - 8/31/12	641,998		$	51.42	641,435		$	268,578
9/1/12- 9/30/12	514,874		$	50.64	513,998		$	235,670

	1,157,323	(1)	$	51.07	1,155,433	(2)	$	209,646

(1)

Includes 1,890 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)

The Board of Directors approved in July 2011 a repurchase program of up to (i) $250 million of our common stock plus (ii) the amount of cash proceeds received after July 15, 2011 from the exercise of stock options by our officers, directors, and employees. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Coinstar common stock authorized is repurchased, the Board of Directors determines to discontinue or otherwise modify the share repurchase program or our credit facility agreement is terminated. The repurchase program is in addition to our other Board authorized repurchase program for up to $12.5 million of our common stock. The repurchases on the dates indicated above occurred in the open market and pursuant to a 10b5-1 trading plan which was completed during the quarter.

(3)	Dollars in thousands

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

10.1*	Offer Letter for Maria Stipp, dated June 1, 2011.

10.2*	Change of Control Agreement between Coinstar, Inc. and Maria Stipp, dated June 27, 2011.

10.3*	Offer Letter for Anne Saunders, dated August 7, 2012.

10.4*	Employment Agreement between Redbox Automated Retail, LLC and Anne Saunders, dated August 27, 2012.

10.5*	Change of Control Agreement between Coinstar, Inc. and Anne Saunders, dated August 27, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, Inc.

By:	/s/ J. Scott Di Valerio
J. Scott Di Valerio
Chief Financial Officer
October 25, 2012