Form 10-K
period 2012-12-31
COINSTAR INC
filed 2013-02-08
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported in the NASDAQ Global Select Market System, was approximately $2.1 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 1, 2013 was 27,913,360 shares.

Documents Incorporated by Reference

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

COINSTAR, INC.

2012 FORM 10-K ANNUAL REPORT

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

2012

•     We entered into certain arrangements with Verizon Ventures IV LLC (“Verizon”) with respect to a joint venture, Redbox Instant™ by Verizon.

•     We entered into an asset purchase agreement with NCR Corporation (“NCR”) (the “NCR Agreement”) to acquire NCR’s self-service entertainment DVD kiosk business.

Additional information related to our joint venture and NCR Agreement can be found in Note 5: Equity Method Investments and Related Party Transactions and Note 3: Business Combination in our Notes to Consolidated Financial Statements. Information related to our divestitures is included in Note 12: Discontinued Operations and Sale of Business in our Notes to Consolidated Financial Statements.

Business Segments

Redbox

Within our Redbox segment, we operate approximately 43,700 Redbox kiosks, in 35,800 locations, where consumers can rent or purchase movies and video games and, in select markets, purchase tickets for events. Our Redbox kiosks are available in every state, Puerto Rico, and Canada, and are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walgreens, Walmart and McDonalds. Our Redbox kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s) or video game(s). The process is designed to be fast, efficient and fully automated. Additionally, at kiosks in select markets and online, consumers can purchase tickets for live events and attractions. Consumers will have the option to print their tickets at home or in some cases, pick them up at the event venue. We have also entered a joint venture, Redbox Instant by Verizon, to provide consumers a nationwide “over-the-top” video distribution service, that also offers rental of physical DVDs and Blu-ray DiscsTM from our kiosks. Revenue attributable with the rental of DVDs and Blu-ray Discs is recorded within our Redbox segment. Redbox’s ownership interest in the joint venture is accounted for using the equity method of accounting. See Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.

Typically, the daily rental fee at a Redbox kiosk is a flat fee plus tax for one daily rental and, if the consumer chooses to keep the movie or video game for additional days, the consumer is charged for each additional day at the same daily rental fee. Our consumers can rent a movie or video game from one location and return their rental to any of our Redbox locations. Additionally, our consumers may reserve a movie or video game online or via a smart phone application and pick it up at the selected Redbox location. Tickets sold via our kiosks or online are offered at face value plus applicable sales taxes and a nominal per ticket fee (currently $1 per ticket).

We generate revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Our content library, which we called our DVD library in prior years, consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. Our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. For additional information related to our content license agreements with studios see Note 19: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Coin

Within our Coin segment, we own and operate approximately 20,300 coin-counting kiosks (approximately 17,300 of which offer a variety of stored value products to consumers) in 20,100 locations, where consumers feed loose change into the kiosks, which count the change and then dispense vouchers or, in some cases, issue stored value products, at the consumer’s election. Our Coin kiosks are available across the U.S., where they provide a convenient and trouble-free service to retailers such as Kroger and Walmart, and in Canada, Puerto Rico, Ireland and the United Kingdom. We are the only multi-national, fully automated network of self-service coin-counting kiosks and are the leader in the U.S. market.

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

Seasonality

We have historically experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months, while September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. However, we have entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. Despite this shift, we believe the fourth quarter will remain our highest revenue quarter, consistent with our historical experience. Seasonal affects, however, may be minimized by the actual release slate and the relative attractiveness of movie titles in a particular quarter or year. Our Coin segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

Employees

As of December 31, 2012, we had approximately 2,927 employees. Included in this total were more than 1,907 field service employees throughout the U.S. and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers and service our kiosks.

Additional Business Information

See Note 15: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements as well as Item 1A. Risk Factors for additional information related to our segments, intellectual property, competition, limited or sole source suppliers, content, and geographic and significant business relationship information, which information is incorporated herein by reference.

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

The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with one or more of our significant retailers, studios or game publishers could seriously harm our business, financial condition and results of operations.

The success of our business depends in large part on our ability to maintain contractual relationships with our retailers in profitable locations. A typical Redbox or Coin retail contract ranges from three to five years and automatically renews until we or the retailer gives notice of termination. Certain contract provisions with our retailers vary, including product and service offerings, the service fees we are committed to pay each retailer, and the ability to cancel the contract upon notice after a certain period of time. We strive to provide direct and indirect benefits to our retailers that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide our retailers with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.

We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 16.0%, 16.0%, and 10.7% of our consolidated revenue from continuing operations, respectively, during 2012. Although we have had, and expect to continue to have, a successful relationship with these retailers, changes to these relationships will continue to occur both in the long and short-term, some of which could adversely affect our business and reputation. For example, our Coin and Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

In addition, our business depends on our ability to obtain adequate content from movie studios and video game publishers. We have entered into licensing agreements with certain studios to provide delivery of their DVDs by the “street date,” the first date on which DVD releases are available to the general public for home entertainment purposes on either a rental or sell-through basis. In addition, we have licensing arrangements with other studios that make DVDs available for rent 28 days or more after the street date. If we are unable to maintain or renew our current relationships to obtain movie or video game content on acceptable terms, our business, financial condition and results of operations may suffer.

There are many risks related to our Redbox business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our infrastructure of Redbox kiosks in the U.S. and Canada. The home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share. There is no assurance that the Redbox kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition could be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•

Changes in consumer content delivery preferences, including increased use of digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, digital downloads, online streaming, portable devices, and other mediums, video on demand, subscription video on demand, disposable or download-to-burn DVDs, DVDs with enhanced picture, sound quality or bonus content, or less demand for high volume of new movie content due to such things as larger home DVD and downloaded movie libraries;

•

Increased availability of digital movie content inventory through digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, online streaming, digital downloads, portable devices, digital lockers, and other mediums;

•

Decreased quantity and quality of movie content availability for DVD distribution due to movie content failing to appeal to consumers’ tastes, increased focus on digital sales, and other general industry-related factors, including financial disruptions, and labor conflicts;

•

Due to arrangements with certain studios that provide content on a delayed basis, the availability of some new releases in our kiosks may shift to times when consumers are relatively less likely to rent movies, or may be in genres that are off seasonally, such as a holiday movie unavailable until January; and

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

Traditionally, businesses that rented movies in physical formats, such as DVDs, had enjoyed a competitive advantage over other movie distribution rental channels. After the initial theatrical release of a movie, the major studios generally had made their movies available on physical formats for a 30- to 45-day release window before release to other movie distribution rental channels, such as pay-per view, video-on-demand, premium television, basic cable, and network and syndicated television.

However, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including making video-on-demand or other digital delivery methods available prior to or simultaneous with the physical DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and certain movies have been made available via premium video-on-demand while they are still in theaters. Further, some studios have implemented restrictions on renting DVDs for weeks following the initial release of the same title for purchase. For example, Redbox has entered into arrangements with certain studios that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. In addition, studios may seek to impose longer delays, or studios that currently provide content on street date may seek similar delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. For example, we believe that the 28-day delayed rental window of certain of our DVD titles during the holiday season negatively impacted our fourth quarter 2010 rental and financial results.

If we do not manage our content library effectively, our business, financial condition and results of operations could be materially and adversely affected.

A critical element of our Redbox business model is to optimize our library of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our library utilization would become less efficient and our margins for the Redbox business would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our library may become unbalanced and our margins may be adversely affected. For example, we believe that in the fourth quarter of 2010, we purchased too many copies of DVDs for our kiosks, and removed older titles too early, negatively impacting our revenues and gross margins.

Further, the delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our library. In addition, if we are unable to comply with, or lack the necessary internal controls to ensure appropriate documentation and tracking of our content library, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks of theft and misuse of property, any of which may negatively affect our margins in the Redbox business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

For example, we have entered into licensing agreements with certain studios to provide delivery of their DVDs by the “street date,” and with other studios to make DVDs available for rent 28 days or more after the street date. Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, these agreements require us to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. If the titles or format provided are not attractive to our consumers, we will be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our Redbox business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. If consumers choose to rent these DVD titles from our competitors, purchase the DVD titles rather than rent from us, or find our DVD title selection unbalanced or unappealing, our business, operating results and financial condition could be materially and adversely affected. In addition, we have incurred, and may continue to incur, additional non-cash increases to operating expenses, which are amortized over the terms of any such arrangements, that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our existing studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.

If we cannot execute on our strategy and offer new automated retail products and services, including through our New Ventures segment, our business could suffer.

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through our New Ventures segment, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and managements time and focus to invest in other companies offering automated retail services, such as our investment in ecoATM, a company that provides an automated eCycling station that captures, tracks and recycles mobile devices, or we may seek to grow businesses organically, such as our RubiTM coffee kiosk venture, or we may seek to offer new products on our current kiosks, such as video games or tickets on the Redbox kiosk, or new Coin-to-Commerce products on our Coin kiosk. We may enter into joint ventures, such as Redbox Instant by Verizon, through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our DVD and coin-counting kiosks, as well as adapt our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

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

Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.

Failure to adequately comply with information security policies or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.

As our business expands to provide new products and services, such as Redbox Instant by Verizon, Redbox Tickets, and Coin-to-Commerce, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

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

Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, vehicle safety, charitable fundraising, the transfer of money or things of value, coins, currency controls, weights and measures, payment cards and other payment instruments, food and beverages, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.

For example, if U.S. copyright law were altered to amend or eliminate the First Sale Doctrine, our business could be adversely affected. Under U.S. copyright law, the First Sale Doctrine provides that once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once sold. As such, once we purchase a DVD in the market, we are permitted to re-sell it, rent it or otherwise dispose of it. Although the majority of our content library is licensed directly from studios, and not purchased, if Congress or the courts were to change, or substantially limit, this First Sale Doctrine, our ability to obtain certain purchased content and then rent it could be adversely affected.

In addition, many jurisdictions require us to obtain certain licenses in connection with the operations of our businesses. There can be no assurance that we will be granted all necessary licenses or permits in the future, that current licenses or permits will be renewed or that regulators will not revoke current licenses or permits. Given the unique nature of our business and new products and services we may develop or acquire in the future, the application of various laws and regulations to our business is uncertain. Further, as governmental and regulatory scrutiny and action with regard to many aspects of our business increase, we expect that our costs of complying with the applicable legal requirements may increase, perhaps substantially.

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

We have experienced substantial growth in our business, particularly due to the rapid expansion of Redbox. Although we believe that the total addressable market for DVD kiosks is large, we cannot be certain about its size, the most effective plan for locating kiosks, or the optimum market density. Because the DVD kiosk market and our business model for Redbox is continually evolving, we have incomplete data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations, and we cannot be certain that historical revenue ramps for new kiosks will be sustainable in the future.

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

As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in 2012, Redbox acquired certain assets of NCR Corporation related to its self-service DVD kiosk business and also entered into a joint venture arrangement to launch Redbox Instant by Verizon, a nationwide “over-the-top” video distribution service that also offers rental of physical DVDs and Blu-ray Discs from our kiosks. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. For example, Redbox Instant by Verizon may take action contrary to our interests, although we may nonetheless be called to invest additional sums. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

•	the assumption of known and unknown liabilities of an acquired company, including employee and intellectual property claims and other violations of applicable law;

•	losses related to acquisitions and investments;

•	managing relationships with other investors and the companies in which we have made investments, including, in some cases, as minority partner;

•	reduced liquidity, including through the use of cash resources and incurrence of debt and contingent liabilities in funding acquisitions and investments;

•	entrance into markets in which we have no direct prior experience, such as the digital market through our joint venture, Redbox Instant by Verizon;

•	impairment of goodwill and acquired intangible assets arising from our arrangements and investments;

•	difficulties and expenses in assimilating the operations, products, technology, information systems or personnel of an acquired company, acquired assets or joint ventures;

•	inability to efficiently divest unsuccessful acquisitions and investments;

•	stockholder dilution if an acquisition is consummated through an issuance of our securities;

•

imposition of restrictive covenants and increased debt service obligations that provide us less flexibility in how we operate our business to the extent we borrow to finance an acquisition or investment;

•	amortization expenses related to acquired intangible assets and other adverse accounting consequences;

•

costs incurred in identifying and performing due diligence on potential targets and negotiating agreements that may or may not be successful, including payment of break-up fees if transactions are not closed;

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business;

We have indebtedness, which may limit our ability to obtain future financings and may negatively impact our business, financial condition, results of operations and growth.

As of December 31, 2012, $159.7 million and $172.8 million was reflected on our Consolidated Balance Sheets as the outstanding principal balance of our term loan and revolving credit facility (the “Credit Facility”) and our 4.00% Convertible Senior Notes due 2014 (the “Notes”), respectively. We may generally prepay amounts borrowed under the Credit Facility without premium or penalty (other than LIBOR breakage costs). The Credit Facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio. As a result, our costs of borrowing are exposed to risks of fluctuations in interest rates, as well as our financial condition and operating results, which affect our leverage ratio. Loans made pursuant to the Credit Facility are secured by a first priority security interest in substantially all of our assets and substantially all of the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of the equity interests in our subsidiaries.

This Credit Facility may limit our ability to obtain future financings and may negatively impact our business, financial condition, results of operations and growth. If we have substantial financial leverage, we may not be able to generate sufficient cash flow to service the indebtedness, or to adequately fund our operations. Moreover, the Credit Facility contains negative covenants and restrictions relating to such things as certain stock repurchases, liens, investments, capital expenditures, other indebtedness, payments of dividends, and fundamental changes and dispositions of our assets that could impair our flexibility to pursue growth opportunities. In addition, the Credit Facility requires that we meet certain financial covenants, including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio, all as defined in the Credit Facility. If the financial covenants are not met or any other event of default occurs under the Credit Facility, our lenders would be entitled to declare our indebtedness immediately due and payable and exercise other remedies.

We may not have the ability to pay interest on our Notes, to repurchase the convertible notes upon a fundamental change or to settle conversions of the Notes, as may be required.

The $185.0 million in aggregate principal amount of our Notes bear interest semi-annually, payable March 1 and September 1 of each year. If a fundamental change occurs under the indenture governing the Notes, holders of the Notes may require us to repurchase, for cash, all or a portion of their Notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of such Notes (as well as deliver shares of our common stock if applicable). For example, at June 30, 2012, our Notes became convertible in and for the third quarter of 2012 at the option of each holder because the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the second quarter of 2012 exceeded 130% of the applicable conversion price. Depending on the amount and timing of the payment requirements, we may not have been able to meet all of the obligations relating to Note conversions, which could have had a material adverse effect.

In addition, our Credit Facility prohibits us from making any cash payments due upon the repurchase or conversion of the Notes if (i) an event of default then exists or would result from the relevant payment under that facility or (ii) after giving effect to the relevant cash payment, we would not be in pro forma compliance with our consolidated leverage ratio test specified in that facility. Any agreements or indebtedness we enter into or incur in the future may further restrict our ability to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Notes.

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

Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we may be required to deliver shares of our common stock to a converting holder. For each $1,000 principal amount of Notes converted, a holder receives an amount in cash equal to $1,000, and, if the conversion value (as determined by the terms of the indenture) exceeds $1,000, the holder will also receive a number of shares of our common stock based on the excess conversion value. The number of shares of common stock potentially to be issued upon conversion of the Notes increases as the market price of our common stock increases during the conversion value measurement period. If additional shares of our common stock are issued due to conversion of some or all of the outstanding Notes, the ownership interests of existing stockholders would be diluted. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the Notes could adversely affect prevailing market prices of our common stock.

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

Our Redbox business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie and video game industries, than we have, including:

•	mail-delivery and online retailers, like Netflix or Amazon;

•	cable, satellite, and telecommunications providers, like Comcast or DISH Network;

•	traditional movie programmers, like HBO or Showtime;

•	other forms of movie content providers like Internet sites including iTunes, YouTube, Hulu or Google;

•	traditional brick and mortar video retailers, and other DVD kiosk businesses;

•	other retailers like Walmart and other chain stores selling DVDs and video games;

•	other forms of video game rental providers, like GameFly;

•	other ticket distributors, like TicketMaster;

•	noncommercial sources like libraries; and;

•	general competition from other forms of entertainment such as movie theaters, television and sporting events.

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

In addition, our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service our kiosks used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our kiosks. For example, in October 2012, Hurricane Sandy caused disruptions to our normal operations in the impacted region for an extended period of time. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to, or destruction of, our infrastructure and equipment, including loss of kiosks used to provide our products and services, which losses may not be fully covered by insurance.

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

In recent years, we have experienced significant changes in our senior management team, including our CEO and CFO succession plan announced in January 2013. Further changes in senior management could result in disruptions to our operations. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

We may be unable to adequately protect our intellectual property or enforce our patents and other proprietary rights.

Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 100 United States and international patents, for example, patents regarding kiosk security and inventory management related to our Redbox business, and patents regarding kiosk networking, fraud avoidance and voucher authentication related to our Coin business. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions related to our New Venture kiosk technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our businesses.

Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, certain United States patent rights based on an early patent application primarily relating to our coin-counting business expired in September 2012 and a patent relating to Redbox’s “Rent and Return Anywhere” feature expired in June 2010.

In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending United States or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending ourselves, our retailers or other third parties against these types of claims, regardless of their merits, could require us to incur substantial costs and divert the attention of key personnel. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our DVD or coin-counting products and services or other new products and services in the United States or abroad. Such claims could also result in an award of substantial damages. If third parties have, or obtain, proprietary rights that our products or services infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. In addition, if we instigate litigation to enforce our patents or protect our other proprietary rights, or to determine the validity and scope of other parties’ proprietary rights, such litigation could cause us to spend significant financial and management resources. We also rely on trademarks, copyrights, trade secrets and other intellectual property to develop and maintain our competitive position. Although we protect our intellectual property in part by confidentiality and other agreements with our employees, consultants, vendors and corporate partners, these parties may breach these agreements. We may have inadequate remedies for any such breach and our trade secrets may otherwise become known or be discovered independently by our competitors. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.

We may be unable to attract new retailers, broaden current retailer relationships, and penetrate new markets and distribution channels.

In order to increase our Redbox, coin-counting and other kiosk installations, we need to attract new retailers, broaden relationships with current retailers, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as coin-counting kiosks in banks and credit unions. We may be unable to attract retailers or drive down costs relating to the manufacture, installation or servicing of our kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future financial performance could be adversely affected.

Payment of increased fees to retailers or other third party service providers could negatively affect our business results.

We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business. In addition, we accept payment for DVD and game rentals through debit and credit card transactions. For these payments, we pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services.

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

Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our Redbox and Coin kiosks, our ability to develop and commercialize new products and services, including through New Ventures, and the costs incurred to do so, and our ability to successfully integrate acquisitions and other third-party relationships) into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including:

•	fluctuations in revenue generated by our Redbox and Coin businesses;

•	fluctuations in operating expenses, such as the amortization of our content library, and transaction fees and commissions we pay to our retailers;

•

our ability to establish or maintain effective relationships with significant partners, retailers and suppliers on acceptable terms, including partners with whom we are jointly managing a business of which we are a minority owner (such as our joint venture, Redbox Instant by Verizon);

•	the amount of service fees that we pay to our retailers;

•	the transaction fees we charge consumers to use our services;

•	fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, and the level of DVD migration between kiosks;

•	the successful operation of our network;

•	the commercial success of our retailers, which could be affected by such factors as general economic conditions, severe weather or strikes;

•	the successful use and integration of assets and businesses acquired or invested in, including those acquired from NCR;

•	the level of product and price competition;

•	fluctuations in interest rates, which affects our debt service obligations;

•	the timing and cost of, and our ability to develop and successfully commercialize, new or enhanced products and services, including potential offerings made through joint ventures;

•	activities of, and acquisitions or announcements by, competitors; and;

•	the impact from any impairment of inventory, goodwill, fixed assets or intangibles related to our acquisitions and divestitures.

We have historically experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months, while September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. However, we have entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of certain titles relative to historic patterns, most notably certain titles have shifted from the fourth quarter holiday season into the first quarter of the following year. Despite this shift, we believe the fourth quarter will remain our highest revenue quarter, consistent with our historical experience.

Seasonal affects, however, may be minimized by the actual release slate and the relative attractiveness of movie titles in a particular quarter or year. Our Coin segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our kiosks.

We conduct limited manufacturing operations and depend on outside parties to manufacture key components of our kiosks. We intend to continue to expand our installed base of kiosks. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for our kiosks or our manufacturing needs are not met in a timely and satisfactory manner, we may be unable to meet demand due to manufacturing limitations.

Some key hardware components used in our kiosks are obtained from a limited number of suppliers. We may be unable to continue to obtain an adequate supply of these components from our suppliers in a timely manner or, if necessary, from alternative sources. If we are unable to obtain sufficient quantities of components from our current suppliers or locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining our kiosks, either of which could seriously harm our business, financial condition and results of operations.

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

We currently have Redbox operations in Canada and Coin operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of kiosks internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.

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

Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2012, the closing price of our common stock ranged from $40.50 to $71.82 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier, distributor, or other third-party relationships;

•	trends and fluctuations in the use of our Redbox and Coin businesses;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	the level of demand for our stock, including the amount of short interest in our stock;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and;

•	industry developments.

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

We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in three office buildings, totaling 118,712 square feet under three leases two of which expire December 31, 2019 and the third will expire December 31, 2017. Our Coin and New Ventures segments each use part of this space.

Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 211,742 square feet, and these premises are under a lease that expires on July 31, 2021. Our Redbox and New Ventures segments each use part of this space.

ITEM 3.	LEGAL PROCEEDINGS

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox’s motion to dismiss the complaint. The class certification motion has been briefed and argued, and the court has not yet ruled on the motion for class certification. The plaintiff has dismissed its claims regarding Redbox’s fees and is only pursuing its claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Related to a putative class action complaint previously disclosed, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. On August 6, 2012, after some supplemental briefing by the parties, the court granted preliminary approval of the settlement. On November 9, 2012, the court granted final approval of the settlement, including $750,000 in plaintiffs’ attorneys’ fees paid by the Company’s insurer. These shareholders derivative actions are now resolved and the lawsuits have been dismissed with prejudice as part of the settlement.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court’s denial of Redbox’s motion to dismiss plaintiff’s claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. The appeal is currently stayed until March 7, 2013, pending the California Supreme Court’s decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

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

2012	High	Low
Quarter 1	$64.85	$40.68
Quarter 2	69.74	56.27
Quarter 3	71.82	43.73
Quarter 4	54.16	40.50

2011	High	Low
Quarter 1	$59.29	$37.80
Quarter 2	57.35	44.85
Quarter 3	60.71	37.43
Quarter 4	57.07	38.76

The approximate number of holders of record of our common stock at February 1, 2013 was 94.

Dividends

We have never declared or paid any cash dividends on our common stock. In addition, we have restrictions relating to the payment of dividends under our current credit facility. Currently we intend to retain all future earnings for the foreseeable future to fund development and growth of our business, retire debt obligations or repurchase our common stock.

Repurchases of Common Stock

The Board of Directors approved in July 2011 a repurchase program of up to (i) $250 million of our common stock plus (ii) the amount of cash proceeds received after July 15, 2011 from the exercise of stock options by our officers, directors, and employees. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Coinstar common stock authorized is repurchased, the Board of Directors determines to discontinue or otherwise modify the share repurchase program. The repurchase program is in addition to our other Board authorized repurchase program for up to $12.5 million of our common stock.

The authorizations allowed us to repurchase up to $133.6 million of our common stock as of December 31, 2012. Repurchased shares become a part of treasury stock. On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2012:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(4)
10/1/12 - 10/31/12	1,664	$44.36	—	$209,668
11/1/12 - 11/30/12	635,358	48.66	635,000	133,451
12/1/12 - 12/31/12	938,682	48.74	938,682	133,640

	1,575,704	$48.71	1,573,682	$133,640	(3)

(1)	Includes 2,022 shares tendered for tax withholding on vesting of restricted stock awards. None of these transactions are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.
(2)	Includes shares from our Accelerated Share Repurchase program as well as open market repurchases as described in Note 9: Repurchases of Common Stock in our Notes to Consolidated Financial Statements.
(3)	Excludes the additional repurchase program of up to $250.0 million of our common stock authorized by our Board of Directors on January 31, 2013.
(4)	Dollars in thousands

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)	Year Ended December 31,
Statement of Net Income Data	2012	2011	2010	2009	2008
Revenue	$2,202,043	$1,845,372	$1,436,421	$1,032,623	$650,079
Operating income	$262,758	$209,885	$143,207	$104,712	$86,144
Income from continuing operations	$150,230	$114,951	$65,894	$43,693	$45,727
Income (loss) from discontinued operations, net of tax(1)	—	(11,068)	(14,886)	(3,536)	(17,178)

Net income	150,230	103,883	51,008	40,157	28,549
Net income attributable to non-controlling interests(2)	—	—	—	(3,627)	(14,437)

Net income attributable to Coinstar, Inc.	$150,230	$103,883	$51,008	$36,530	$14,112

Basic income per share from continuing operations attributable to Coinstar, Inc.	$4.96	$3.76	$2.11	$1.33	$1.12
Basic income (loss) per share from discontinued operations attributable to Coinstar, Inc.	—	(0.36)	(0.48)	(0.11)	(0.62)

Basic net income per share attributable to Coinstar, Inc.	$4.96	$3.40	$1.63	$1.22	$0.50

Diluted income per share from continuing operations attributable to Coinstar, Inc.	$4.67	$3.61	$2.03	$1.31	$1.10
Diluted income (loss) per share from discontinued operations attributable to Coinstar, Inc.	—	(0.35)	(0.46)	(0.11)	(0.60)

Diluted net income per share attributable to Coinstar, Inc.	$4.67	$3.26	$1.57	$1.20	$0.50

Shares used in basic per share calculations	30,305	30,520	31,268	30,152	28,041

Shares used in diluted per share calculations	32,174	31,869	32,397	30,514	28,464

	As of December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
Cash and cash equivalents	$282,894	$341,855	$183,416	$145,857	$140,501
Total assets	1,561,725	1,450,837	1,265,598	1,205,686	1,066,714
Total debt, capital lease obligations and other	385,760	397,099	377,321	468,755	345,898
Common stock	504,881	481,249	434,169	406,333	369,735
Total stockholders’ equity	549,088	513,902	426,009	395,278	320,028

(1)	Discontinued operations for all periods presented includes the results of operations from:
•	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in June 2011;
•	our E-Payment Business, which was sold in the second quarter of 2010; and
•	our Entertainment Business, which was sold in the third quarter of 2009.
(2)	As a result of our ownership interest increase in Redbox from 47.3% to 51.0% on January 18, 2008, we began consolidating Redbox’s financial results at this time. In addition, we purchased the remaining 49.0% of Redbox’s interest in February 2009. There was no non-controlling interest reported after February 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox segment where consumers can rent or purchase movies and video games and, in certain markets, purchase tickets from self-service kiosks; and our Coin segment where consumers can convert their coin to cash or stored value products at self-service coin-counting kiosks. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace.

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

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results from continuing operations.

Dollars in thousands, except per share amounts	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Revenue	$2,202,043	$1,845,372	$1,436,421	$356,671	19.3%	$408,951	28.5%
Operating income	$262,758	$209,885	$143,207	$52,873	25.2%	$66,678	46.6%
Income from continuing operations	$150,230	$114,951	$65,894	$35,279	30.7%	$49,057	74.4%
Diluted earnings per share from continuing operations	$4.67	$3.61	$2.03	$1.06	29.4%	$1.58	77.8%

2012 Events

•

On December 12, 2012, Redbox Instant by Verizon (“RBi”) announced its pricing plans and that a public beta launch would debut in the coming weeks. The two announced price plans were an $8 per month subscription plan that included four kiosk DVD rental nights and a $9 per month subscription plan that included four kiosk Blu-ray rental nights. On December 19, 2012 RBi launched its public beta and directed customers to redboxinstant.com to request an invitation.

•

On June 22, 2012, Redbox and NCR Corporation (“NCR”) completed the transactions contemplated by the Asset Purchase Agreement, dated as of February 3, 2012, as amended, by and between Redbox and NCR (the “NCR Agreement”). Redbox acquired certain assets related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content inventory, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. In connection with the NCR Asset Acquisition, Coinstar and NCR entered into a manufacturing and services agreement, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. In addition, Redbox and NCR entered into a transition services agreement, pursuant to which Redbox and NCR are providing certain transition services to one another relating to the operation of the purchased DVD kiosks for a period of one year from the agreement date. We accounted for the NCR Asset Acquisition as a business combination. Costs related to the NCR Asset Acquisition and operating results of NCR’s self-service entertainment DVD kiosk business are included in our Redbox segment results.

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our Rubi coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee® beverages. We expect this rollout to accelerate in 2013. The results of Rubi are included in our New Ventures segment.

•

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. During the third quarter of 2012, at the request of the Joint Venture board of managers, Redbox made a cash payment of $10.5 million representing its pro-rata share of the requested capital contribution. In addition, Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement). Redbox’s ownership interest in the Joint Venture is accounted for using the equity method of accounting. See Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.

Comparing 2012 to 2011

Revenue increased $356.7 million, or 19.3%, primarily due to same store sales growth and new kiosk installations in our Redbox segment as well as new kiosk installations and an increased number of transactions and average transaction size in our Coin segment.

Operating income increased $52.9 million, or 25.2%, primarily due to our Redbox segment, where revenue growth was partially offset by increased content costs, revenue share and processing fees, general and administrative expenses, and depreciation and amortization. The increase in operating income in our Redbox segment was partially offset by a decline in operating income in our Coin segment and an increased operating loss in our New Ventures segment. The operating income as a percentage of revenue for our Redbox segment was 12.5% in 2012 as compared with 10.9% in 2011; the increase was primarily driven by the increase in revenue per rental effective during the fourth quarter of 2011 and all of 2012.

Income from continuing operations increased $35.3 million, or 30.7%, primarily due to the following:

•	Higher operating income in our Redbox segment; and

•	Lower interest expense due to a lower interest rate on our credit facility; partially offset by

•	Increased income tax expense primarily due to higher pretax income;

•	Lower operating income in our Coin segment and higher operating loss in our New Ventures segment; and

•	Increased loss from equity method investments.

Comparing 2011 to 2010

Revenue increased $409.0 million, or 28.5%, primarily due to new kiosk installations and same store sales growth in our Redbox segment.

Operating income increased $66.7 million, or 46.6% primarily due to our Redbox segment, where revenue growth was partially offset by increased content costs, revenue share and processing fees and general and administrative expenses as a result of overall business growth and implementation of a company-wide Enterprise Resource Planning (“ERP”) system.

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

Unallocated Share-Based Compensation

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Direct operating	$863	$473	$689	$390	82.5%	$(216)	(31.3)%
Marketing	66	50	18	16	32.0%	32	177.8%
Research and development	334	318	241	16	5.0%	77	32.0%
General and administrative	11,984	9,139	7,797	2,845	31.1%	1,342	17.2%

Total	$13,247	$9,980	$8,745	$3,267	32.7%	$1,235	14.1%

Share-based compensation expense increased $3.3 million, or 32.7% during 2012 and $1.2 million, or 14.1% during 2011 due to an increase in the number, and fair value, of restricted stock awards granted.

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

Redbox

Dollars in thousands, except net revenue per rental amounts	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Revenue	$1,908,773	$1,561,598	$1,159,709	$347,175	22.2%	$401,889	34.7%
Expenses:
Direct operating	1,340,899	1,134,167	859,774	206,732	18.2%	274,393	31.9%
Marketing	20,497	22,041	14,231	(1,544)	(7.0)%	7,810	54.9%
Research and development	739	74	—	665	NM *	74	—
General and administrative	159,885	120,384	94,854	39,501	32.8%	25,530	26.9%

Segment operating income	386,753	284,932	190,850	101,821	35.7%	94,082	49.3%
Depreciation and amortization	(148,068)	(115,430)	(93,445)	(32,638)	28.3%	(21,985)	23.5%

Operating income	$238,685	$169,502	$97,405	$69,183	40.8%	$72,097	74.0%

Operating income as a percentage of revenue	12.5%	10.9%	8.4%
Same store sales growth	10.2%	18.3%	13.0%
Effect on change in revenue from same store sales growth	$157,711	$206,512	$98,219	$(48,801)	(23.6)%	$108,293	110.3%
Ending number of kiosks**	43,700	35,400	30,200	8,300	23.4%	5,200	17.2%
Total kiosk rentals (in thousands)**	739,761	686,006	534,518	53,775	7.8%	151,488	28.3%
Net kiosk revenue per rental**	$2.55	$2.28	$2.16	$0.27	11.8%	$0.12	5.6%

(*)	Not meaningful
(**)	Excludes kiosks and the impact of kiosks acquired as part of the NCR Asset Acquisition. As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks. We have replaced 2,700 of these kiosks with Redbox kiosks and removed but have not replaced 1,600 more. As a result there were approximately 1,900 of these kiosks still in service at December 31, 2012. Kiosks acquired as part of the NCR Asset Acquisition generated revenue of approximately $22.0 million from 7.4 million rentals since the June 22, 2012 acquisition date.

2012 Events

•

On October 3, 2012, we launched Redbox TicketsTM in the Philadelphia market which will operate in connection with our kiosks, mobile and consumer electronic devices, applications and websites to provide customers with access to purchase tickets to various live events and attractions. We expect Redbox Tickets to increase our revenue as we continue to expand into new markets;

•

On July 31, 2012, we amended our copy depth license agreement with SPHE Scan Based Trading Corporation (“Sony”) to extend the agreement until September 30, 2014. Sony received, at its sole discretion, the option for two one-year extensions following the September 30, 2014 expiration. The amended agreement also gave us the option to license Blu-ray product. We view Blu-ray as an important growth opportunity because of the high video quality relative to other formats and the higher daily rental fee it provides;

•	On June 22, 2012, we completed the NCR Asset Acquisition. The impact of the NCR Asset Acquisition on our Redbox segment operating results is discussed below;

•

On February 29, 2012, we amended the terms of our existing content license arrangement with Universal Studios Home Entertainment LLC (“Universal”) to extend the arrangement end date from April 2012 to August 31, 2014; and

•

On January 31, 2012, our content license arrangement with Warner Home Video (“Warner”) expired. Subsequent to the expiration date, we procured Warner content made available for rental in our Redbox kiosks through alternative sources. Content procured through alternatives to licensing arrangements typically have a higher acquisition cost per DVD, but generates a higher margin because of a higher rental per unit ratio. The higher rental per unit ratio is primarily the result of optimal buying as we are not required to purchase certain quantities of a title. On October 19, 2012, Redbox entered into a rental revenue sharing agreement (the “Warner Agreement”) with Warner Home Video through December 31, 2014. Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video Blu-ray Disc and DVD titles for rental. A 28-day delay from “street date” began with January 2013 titles.

As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks during the final week of the second quarter and approximately 1,900 of these kiosks remained in service at December 31, 2012. The impact of the kiosks acquired in the NCR Asset Acquisition is included in the following discussion.

Comparing 2012 to 2011

Revenue increased $347.2 million, or 22.2% primarily due to the following:

•	$167.5 million from new kiosk installations including the replacement of NCR kiosks;

•

$157.7 million from same store sales growth of 10.2% due primarily to the increase in the standard definition daily rental fee in late October 2011, offset in part by fewer rentals in the third quarter due to a less favorable movie release schedule as the studios released fewer new titles during the 2012 Olympics; and

•	$22.0 million from kiosks acquired from NCR.

The $0.27 increase in net kiosk revenue per rental was driven primarily by the increase in the standard definition daily rental fee, as well as increases in Blu-ray and video game rentals, which have higher daily rental fees, as a percentage of our total rentals. In 2012, Blu-ray and video game rentals in aggregate exceeded 10% of our total rentals as we continued to strategically grow these opportunities.

Operating income increased $69.2 million, or 40.8%, primarily due to the following:

•	$347.2 million increase in revenue as described above partially offset by:

•

$206.7 million increase in direct operating expenses primarily due to a $115.1 million increase in product costs related to higher DVD content purchases resulting from growth in the installed kiosk base and slightly higher video games purchases. Product costs totaled $796.9 million, an increase from $681.8 million in the prior period. In addition, we had increases in revenue share expense and payment card processing fees directly attributable to the revenue growth, higher kiosk field operating costs, allocated sales and customer service expenses due to the growth in the installed kiosk base, and certain costs incurred to service the kiosks under the transition services agreement with NCR. Due to the price increase mentioned above and ongoing investments in process improvements, direct operating expenses as a percent of revenue for 2012 was 70.2%, down 240 basis points from 72.6% in 2011;

•

$39.5 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs, the continued implementation and maintenance of our ERP, and overall higher costs to support the continued growth in our installed kiosks base. Additionally, contributing to this increase was $3.2 million in costs incurred during 2012 in connection with the NCR Asset Acquisition; and

•

$32.6 increase in depreciation and amortization expenses primarily due to higher depreciation associated with continued growth in our installed kiosk base and disposals of certain kiosk components, as well as higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure.

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

•

$274.4 million increase in direct operating expenses attributable to revenue growth, including higher than optimal DVD product costs related to purchases of December 2010 and January 2011 titles, as well as increased video game product costs in support of our national rollout in June 2011, increased revenue share and payment card processing fees directly attributable to the revenue growth and increased kiosk field operations expenses due to the growth in the installed kiosk base. Partially offsetting these increases were extensions of the DVD license amortization periods from 26 weeks to 52 weeks for certain studios due to amended agreements and lower restricted stock expense due to a lower market price of our common stock on the last day of the calculation period when compared to the prior period. As our installed kiosk base grows, we continue to better utilize our existing field resources and lower the servicing costs per kiosk. Due to the price increase mentioned above and ongoing investments in process improvements, direct operating expenses as a percent of revenue for 2011 was 72.6%, down 150 basis points from 74.1% in 2010;

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

•	$7.8 million increase in marketing expenses due to affiliate programs, search engine marketing, and promotional email, as well as additional studio marketing during 2011.

Coin

Dollars in thousands, except kiosk counts and average transaction size	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Revenue	$290,761	$282,382	$275,982	$8,379	3.0%	$6,400	2.3%
Expenses:
Direct operating	155,740	145,362	138,985	10,378	7.1%	6,377	4.6%
Marketing	4,938	6,142	9,082	(1,204)	(19.6)%	(2,940)	(32.4)%
Research and development	4,455	6,542	6,159	(2,087)	(31.9)%	383	6.2%
General and administrative	26,367	23,370	20,060	2,997	12.8%	3,310	16.5%
Litigation	—	—	5,379	—		(5,379)	(100.0)%

Segment operating income	99,261	100,966	96,317	(1,705)	(1.7)%	4,649	4.8%
Depreciation and amortization	(36,108)	(31,922)	(29,721)	(4,186)	13.1%	(2,201)	7.4%

Operating income	$63,153	$69,044	$66,596	$(5,891)	(8.5)%	$2,448	3.7%

Operating income as a percentage of revenue	21.7%	24.5%	24.1%
Same store sales growth (decline)	(0.1)%	2.1%	6.7%
Ending number of kiosks	20,300	20,200	18,900	100	0.5%	1,300	6.9%
Total transactions	76,954	75,552	76,164	1,402	1.9%	(612)	(0.8)%
Average transaction size	$39.30	$38.78	$37.80	$0.52	1.3%	$0.98	2.6%

Comparing 2012 to 2011

Revenue increased $8.4 million, or 3.0%, primarily due to growth in our kiosk base, growth in larger than average coin-to-voucher transactions over the comparative period and increased transactions related to our coin-to-prepaid products, which typically have a larger transaction size than coin to voucher transactions, resulting in a $0.52 increase in average transaction size to $39.30 over the comparative period.

Operating income decreased $5.9 million, or 8.5%, primarily due to the following:

•

$10.4 million increase in direct operating expenses primarily due to higher revenue share expense from both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals, higher kiosk telecommunication expenses as a result of the increased number of kiosks and our shift towards more real time connectivity, higher coin processing and transportation related expenses arising from both higher revenue in 2012 offset in the comparative 2011 period by a credit received for previously-processed mutilated coin, and higher allocated expenses from the shared services sales function;

•

$4.2 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared services support function from the continued investment in our technology infrastructure and expensing certain internal use software, as well as higher depreciation arising from an increase in the number of kiosks deployed principally due to the Safeway relationship we entered into in 2011, and

•

$3.0 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our ERP system offset in the comparative 2011 period by an international tax assessment expense which did not recur in 2012; partially offset by

•	$8.4 million increase in revenue as described above;

•	$2.1 million decrease in research and development expenses primarily due to higher capitalization of certain expenses in 2012 related to the development of internal use software; and

•	$1.2 million decrease in marketing expenses due to lower advertising spend.

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

Operating income increased $2.4 million, or 3.7% primarily due to the following:

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

•

$3.3 million increase in general and administrative expenses arising from higher allocated expenses from our shared service support functions to support overall business growth and strengthening of our infrastructure, as well as expense related to an international tax assessment; and a

•

$2.2 million increase in depreciation and amortization expenses primarily due to higher allocated expenses from our shared service support function for data center expansion and ERP system implementation costs, as well as higher depreciation from an increase in the number of kiosks deployed primarily due to the new Safeway relationship we entered in 2011.

New Ventures

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Revenue	$2,509	$1,392	$730	$1,117	80.2%	$662	90.7%
Expenses:
Direct operating	5,475	3,349	1,493	2,126	63.5%	1,856	124.3%
Marketing	2,134	771	505	1,363	176.8%	266	52.7%
Research and development	8,385	4,623	1,037	3,762	81.4%	3,586	345.8%
General and administrative	11,999	10,464	5,918	1,535	14.7%	4,546	76.8%

Segment operating loss	(25,484)	(17,815)	(8,223)	(7,669)	43.0%	(9,592)	116.6%
Depreciation and amortization	(349)	(866)	(3,826)	517	(59.7)%	2,960	(77.4)%

Operating loss	$(25,833)	$(18,681)	$(12,049)	$(7,152)	38.3%	$(6,632)	55.0%

2012 Events

•

On June 5, 2012, we announced an exclusive five-year agreement to roll out our Rubi coffee kiosks in the grocery, drug and mass merchant retail channels featuring Seattle’s Best Coffee beverages. We expect this rollout to accelerate in 2013.

Comparing 2012 to 2011

Revenue increased $1.1 million, or 80.2% primarily due to an increased number of kiosks for the self-service concepts offset by exiting one of our self-service concepts in the second quarter of 2011.

Operating loss increased $7.2 million, or 38.3%, primarily due to the following:

•

$3.8 million increase in research and development expenses primarily due to the design, engineering, software development and build out of new kiosks for market testing primarily in our coffee, refurbished electronics, photo and other self-service concepts;

•

$2.1 million increase in direct operating expenses primarily due to additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets, increased shared services support costs related primarily to deployment of new kiosks and customer service related activity that were not allocated to this segment in 2011; offsetting the increases was a $0.7 million charge in the second quarter of 2011 for purchases of additional prototype kiosks, which we expensed as acquired during the piloting phase, and the exit of one of our self-service concepts in the second quarter of 2011;

•

$1.5 million increase in general and administrative expenses primarily due to higher allocated expenses from our shared services support group related to facilities expansion, human resource programs and the continued implementation and maintenance of our ERP system as well as additional headcount to support growth offset partially by the exit of one of our self-service concepts in the second quarter of 2011;

•

$1.4 million increase in marketing expense due to preparations for rollout of Rubi, as well as early stage preparations primarily for the potential rollout of our refurbished electronics and photo self-service concepts and increased headcount to support business growth, offset partially by the exit of one of our self-service concepts in the second quarter of 2011; and

•

$0.5 million decrease in depreciation primarily due to loss on sale of assets from the exit of one of our self-service concepts in the second quarter of 2011 partially offset by the depreciation of kiosks in our coffee, refurbished electronics and photo self-service concepts beginning in the fourth quarter of 2012.

We expect to continue to invest in self-service concepts that meet our requirements and show the most promise towards future success.

Comparing 2011 to 2010

Revenue increased $0.7 million, or 90.7% primarily due to an increased number of kiosks for new and existing self-service concepts.

Operating loss increased $6.6 million, or 55.0% primarily due to the following:

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

•

$1.9 million increase in direct operating expenses due to a $0.7 million charge for purchases of additional prototype kiosks, which we expense as acquired during the piloting phase, additional sales volume from existing concepts, as well as the addition of self-service concepts to test markets; partially offset by a

•

$3.0 million decrease in depreciation and amortization expenses due to a $3.2 million charge during the first quarter of 2010 related to the disposal of our first generation coffee kiosk, offset by a $0.6 million charge for the early retirement of kiosks associated with exiting one of our self-service concept test programs in the first quarter of 2011.

Loss from equity method investments

Loss from equity method investments increased to $5.2 million in 2012 from $1.6 million in 2011 primarily due to our entry into the Redbox Instant by Verizon joint venture in February 2012. Additional financial information about our equity method investments is provided in Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.

Interest Expense

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Cash interest expense	$12,833	$16,468	$26,278	$(3,635)	(22.1)%	$(9,810)	(37.3)%
Non-cash interest expense	6,535	9,515	8,586	(2,980)	(31.3)%	929	10.8%
Loss from early retirement of debt	953	—	—	953		—
Interest income	(4,673)	(2,161)	(159)	(2,512)	116.2%	(2,002)	NM *

Total interest expense, net	$15,648	$23,822	$34,705	$(8,174)	(34.3)%	$(10,883)	(31.4)%

(*)	Not meaningful

Comparing 2012 to 2011

Net interest expense decreased $8.2 million or 34.3% during 2012, primarily due to a lower rate for our credit facility, the adjustment of accrued interest related to the expiration of a license and service agreement between Redbox and McDonald’s USA, as well as the interest income from our note receivable with Sigue which consist of the full year interest in 2012.

Comparing 2011 to 2010

Net interest expense decreased $10.9 million, or 31.4%, primarily due to a lower average debt balance as a result of net payments on our revolving credit facility, as well as the expiration of our interest rate swap in 2011; partially offset by an increase in non-cash interest expense related to the amortization of our convertible debt discount.

Income Tax Expense

Our effective tax rate from continuing operations was 37.9%, 37.8% and 39.5% in 2012, 2011 and 2010, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each. It is also affected by various discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 35.0% and our effective tax rate:

•	The effective tax rate from 2011 to 2012 was consistent; and

•	The decrease in our effective tax rate from 2010 to 2011 was attributable primarily to higher levels of federal and state research and general business credits and other discrete items.

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

A reconciliation of core adjusted EBITDA from continuing operations to income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Income from continuing operations	$150,230	$114,951	$65,894	$35,279	30.7%	$49,057	74.4%
Depreciation, amortization and other	184,525	148,218	126,992	36,307	24.5%	21,226	16.7%
Interest expense, net	15,648	23,822	34,705	(8,174)	(34.3)%	(10,883)	(31.4)%
Income taxes	91,516	69,777	43,032	21,739	31.2%	26,745	62.2%
Share-based payments expense(1)	19,362	16,211	16,016	3,151	19.4%	195	1.2%

Adjusted EBITDA from continuing operations	461,281	372,979	286,639	88,302	23.7%	86,340	30.1%
Non-core adjustments:
Deal fees	3,235	1,603	—	1,632	101.8%	1,603	—
Loss from equity method investments	24,684	1,591	—	23,093	1,451%	1,591	—
Gain on formation of Redbox Instant by Verizon	(19,500)	—	—	(19,500)	—	—	—

Core adjusted EBITDA from continuing operations	$469,700	$376,173	$286,639	$93,527	24.9%	$89,534	31.2%

(1)	Includes non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

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

A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Diluted EPS from continuing operations	$4.67	$3.61	$2.03	1.06	29.4%	1.58	77.8%
Non-core adjustments, net of tax:(1)
Deal fees	0.06	0.03	—	0.03	100.0%	0.03
Loss from equity method investments	0.47	0.03	—	0.44		0.03
Gain on formation of Redbox Instant by Verizon	(0.37)	—	—	(0.37)		—

Core diluted EPS from continuing operations	$4.83	$3.67	$2.03	1.16	31.6%	1.64	80.8%

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.

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

Dollars in thousands	Year Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$	%	$	%
Net cash provided by operating activities	$463,906	$406,516	$315,619	$57,390	14.1%	$90,897	28.8%
Purchase of property and equipment	(208,054)	(179,236)	(170,847)	(28,818)	16.1%	(8,389)	4.9%

Free cash flow from continuing operations	$255,852	$227,280	$144,772	$28,572	12.6%	$82,508	57.0%

An analysis of our net cash from operating activities and used in investing and financial activities from continuing operations is provided below.

Liquidity and Capital Resources

We believe our existing cash, cash equivalents and amounts available to us under our credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coin kiosks generate lower than historical volume, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements and the cost of developing potential new product service offerings and enhancements and cash required to fund future acquisitions and investment. We intend to continually explore ways to enhance our capital structure, including through potential debt issuances, which we may use to add cash to our balance sheet, for general corporate purposes or to fund repayment of our existing debt.

Net Cash from Operating Activities from Continuing Operations

Our net cash from operating activities from continuing operations increased by $57.4 million in 2012 compared to 2011 primarily due to the following:

•	$46.3 million increase in net income to $150.2 million primarily due to increased operating income in our Redbox segment;

•	$52.4 million net increase in non-cash expenses to $296.0 million primarily due to increased depreciation on kiosks and higher deferred income taxes; and a

•	$41.4 million net decrease in cash flows from changes in working capital to $17.6 million primarily due to the procurement of our content library and timing of payments to retailers.

Net Cash Used in Investing Activities from Continuing Operations

We used $346.7 million of net cash in our investing activities from continuing operations during 2012 primarily due to the following:

•	$208.1 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our ERP system implementation;

•	$100.0 million to fund the NCR Asset Acquisition; and

•	$39.7 million used for equity investments.

Net Cash Used in Financing Activities from Continuing Operations

We used $177.3 million of net cash in our financing activities from continuing operations during 2012 primarily due to the following:

•	$139.7 million used to repurchase our common stock, including the settlement of our accelerated stock repurchase program;

•	$31.5 million used to pay our term loan as well as repurchase a portion of our convertible notes; and

•	$16.4 million used for pay capital lease obligations and other debt; partially offset by

•	$10.3 million of proceeds from stock option exercises and excess tax benefits on share-based payments.

Cash and Cash Equivalents

As of December 31, 2012, our cash and cash equivalent balance was $282.9 million, of which $91.8 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining $191.1 million was available for use to support our liquidity needs.

Long-Term Debt

Long-term debt was composed of the following:

Dollars in thousands	December 31,
	2012	2011
Term loan	159,687	170,625
Convertible debt (Outstanding face value)	184,983	200,000

Total debt	$344,670	$370,625

Revolving Line of Credit and Term Loan

On July 15, 2011, we entered into a credit facility (the “Credit Facility”), which replaced our prior credit facility, which consisted of a $400.0 million revolving line of credit. The Credit Facility provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The Credit Facility contains certain financial covenants, ratios and tests. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) is $185.0 million. The Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2012 and June 30, 2012, such early conversion event was met. Certain Notes were submitted for conversion in the second and the third quarter of 2012 and settled in accordance with the terms of the indenture governing the Notes. The loss from such early conversion event was inconsequential. In the fourth quarter of 2012, we repurchased 15,000 Notes or $15 million in face value of Notes for $20.7 million, including accrued interest of $0.2 million, in cash. The loss from early extinguishment of these Notes was approximately $1.0 million. As of December 31, 2012, the Conversion Event was not met and the Notes are classified as a long-term liability on our Consolidated Balance Sheets.

Letters of Credit

As of December 31, 2012, we had five irrevocable standby letters of credit that totaled $6.8 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of December 31, 2012, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

During the first quarter of 2012, we recorded a loss contingency in the amount of $8.4 million in our Consolidated Statements of Comprehensive Income related to a supply agreement. Based on subsequent periods’ activity, we recorded an additional $3.0 million. As of December 31, 2012, the amount accrued within other accrued liabilities in our Consolidated Balance Sheets was $11.4 million, representing our best estimate of loss. We believe the likelihood of additional losses material to our accrual as of December 31, 2012 is remote.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2012 was as follows:

Dollars in thousands	Total	2013	2014 & 2015	2016 & 2017	2018 & Beyond
Long-term debt and other	$344,890	$15,529	$226,548	$102,813	$—
Contractual interest on long-term debt	12,333	7,400	4,933	—	—
Capital lease obligations(1)	30,556	14,235	15,643	601	77
Operating lease obligations(1)	52,417	10,166	16,924	15,146	10,181
Purchase obligations(1)(2)	7,492	6,154	1,338	—	—
Asset retirement obligations	14,020	—	—	—	14,020
Liability for uncertain tax positions	2,383	276	1,002	1,105	—
Content agreement obligations(1)	1,354,748	690,337	664,411	—	—
Retailer revenue share obligations(1)	70,578	45,162	23,788	1,628	—

Total	$1,889,417	$789,259	$954,587	$121,293	$24,278

(1)	See Note 19: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
(2)	Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. See Note 3: Business Combination in our Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Other than certain contractual arrangements listed above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For additional information see Note 19: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

Inflation

We believe that the impact of inflation was minimal on our business in 2012, 2011 and 2010.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances.

Significant estimates underlying our consolidated financial statements include the:

•	useful lives and salvage values of our content library;

•	determination of goodwill impairment;

•	lives of equipment and other long-lived assets;

•	recognition and measurement of current and long-term deferred income taxes (including the measurement of uncertain tax positions);

•	recognition and measurement of purchase price allocation for business combinations; and

•	loss contingencies.

It is reasonably possible that the estimates we make may change in the future and could have a material effect on our financial statements.

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

Goodwill

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 6: Goodwill and Other Intangible Assets.

We performed the annual goodwill impairment test based on the two-step process described above as of November 30, 2012. We estimated the fair value of our reporting units using both the income and market approaches. Our estimates of fair value can change significantly based on factors such as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit substantially exceeded its respective carrying value there was no goodwill impairment in 2012.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s use or physical condition, and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the amount expected to more likely than not be realized in our future tax returns. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled. Net deferred tax liabilities totaled $83.2 million and $3.0 million, respectively, at December 31, 2012 and 2011.

In addition, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. Unrecognized tax benefits totaled $2.4 million and $2.5 million, respectively, at December 31, 2012 and 2011.

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

Accounting Pronouncements Not Yet Effective

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe our adoption of ASU 2012-02 in the first quarter of 2013 will have a material impact on our financial position, results of operations or cash flows.

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

Based on the balance of our outstanding term loan of $159.7 million as of December 31, 2012, an increase or decrease of 1 percentage point in the interest rate over the next year would increase or decrease our annual interest expense by approximately $1.0 million, net of tax.

Foreign Exchange Rate Fluctuation

We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, and Canada.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2012 is as follows:

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$568,179	$532,220	$537,562	$564,082
Income from continuing operations before income taxes	$89,368	$61,650	$56,935	$33,793
Income tax expense	(35,672)	(24,775)	(20,161)	(10,908)

Income from continuing operations	53,696	36,875	36,774	22,885

Net income	$53,696	$36,875	$36,774	$22,885

Basic income per share from continuing operations	$1.76	$1.20	$1.21	$0.78

Basic net income per share	$1.76	$1.20	$1.21	$0.78

Diluted income per share from continuing operations	$1.65	$1.11	$1.14	$0.75

Diluted net income per share	$1.65	$1.11	$1.14	$0.75

Shares used in basic per share calculations	30,590	30,776	30,454	29,380

Shares used in diluted per share calculations	32,628	33,190	32,238	30,619

2011 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$424,072	$435,228	$465,617	$520,455
Income from continuing operations before income taxes	$24,103	$51,571	$59,670	$49,384
Income tax expense	(9,261)	(20,110)	(22,544)	(17,862)

Income from continuing operations	14,842	31,461	37,126	31,522
Loss from discontinued operations, net of tax(1)	(6,346)	(4,722)	—	—

Net income	$8,496	$26,739	$37,126	$31,522

Basic income per share from continuing operations	$0.47	$1.03	$1.23	$1.04
Basic loss per share from discontinued operations	(0.20)	(0.15)	—	—

Basic net income per share	$0.27	$0.88	$1.23	$1.04

Diluted income per share from continuing operations	$0.46	$0.98	$1.18	$1.00
Diluted loss per share from discontinued operations	(0.20)	(0.15)	—	—

Diluted net income per share	$0.26	$0.83	$1.18	$1.00

Shares used in basic per share calculations	31,067	30,542	30,224	30,261

Shares used in diluted per share calculations	32,142	32,144	31,596	31,605

(1)	Loss from discontinued operations, net of tax included a $5.3 million and $5.7 million charge, respectively, related to the disposal of our Money Transfer Business in the first and second quarters of 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited Coinstar, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coinstar, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coinstar, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coinstar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington

February 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Coinstar, Inc.:

We have audited the accompanying consolidated balance sheets of Coinstar, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coinstar, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coinstar, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington

February 8, 2013

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$282,894	$341,855
Accounts receivable, net of allowances of $2,003 and $1,586	58,331	41,246
Content library	177,409	142,386
Deferred income taxes	7,187	84,228
Prepaid expenses and other current assets	29,686	25,274

Total current assets	555,507	634,989
Property and equipment, net	571,358	499,178
Notes receivable	26,731	24,374
Deferred income taxes	1,373	647
Goodwill and other intangible assets	358,829	274,583
Other long-term assets	47,927	17,066

Total assets	$1,561,725	$1,450,837

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$250,588	$175,550
Accrued payable to retailers	138,413	127,450
Other accrued liabilities	146,125	148,996
Current portion of long-term debt	15,529	13,986
Current portion of capital lease obligations	13,350	12,057

Total current liabilities	564,005	478,039
Long-term debt and other long-term liabilities	341,179	359,288
Capital lease obligations	15,702	11,768
Deferred tax liabilities	91,751	87,840

Total liabilities	1,012,637	936,935
Commitments and contingencies (Note 19)
Stockholders’ Equity:
Preferred stock, $0.001 par value—5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value—60,000,000 authorized; 35,797,592 and 35,251,932 shares issued; 28,626,323 and 30,879,778 shares outstanding	504,881	481,249
Treasury stock	(293,149)	(153,425)
Retained earnings	338,979	188,749
Accumulated comprehensive loss	(1,623)	(2,671)

Total stockholders’ equity	549,088	513,902

Total liabilities and stockholders’ equity	$1,561,725	$1,450,837

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenue	$2,202,043	$1,845,372	$1,436,421
Expenses:
Direct operating(1)	1,502,977	1,283,351	1,000,941
Marketing	27,635	29,004	23,836
Research and development	13,913	11,557	7,437
General and administrative	210,235	163,357	128,629
Depreciation and other(1)	179,147	145,478	123,687
Amortization of intangible assets	5,378	2,740	3,305
Litigation settlement	—	—	5,379

Total expenses	1,939,285	1,635,487	1,293,214

Operating income	262,758	209,885	143,207
Other income (expense):
Income (loss) from equity method investments, net (Note 5)	(5,184)	(1,591)	—
Interest expense, net	(15,648)	(23,822)	(34,705)
Other, net	(180)	256	424

Total other income (expense)	(21,012)	(25,157)	(34,281)

Income from continuing operations before income taxes	241,746	184,728	108,926
Income tax expense	(91,516)	(69,777)	(43,032)

Income from continuing operations	150,230	114,951	65,894
Loss from discontinued operations, net of tax	—	(11,068)	(14,886)

Net income	150,230	103,883	51,008
Other comprehensive income (Note 14):
Foreign currency translation adjustment	1,048	(255)	(1,737)
Reclassification of interest rate hedges to interest expense	—	896	4,477
Loss on short-term investments	—	(20)	10
Income tax expense related to items of other comprehensive income	—	(342)	(1,618)

Other comprehensive income, net of tax	1,048	279	1,132

Comprehensive income	$151,278	$104,162	$52,140

Basic earnings (loss) per share:
Continuing operations	$4.96	$3.76	$2.11
Discontinued operations	—	(0.36)	(0.48)

Basic earnings per share	$4.96	$3.40	$1.63

Diluted earnings (loss) per share:
Continuing operations	$4.67	$3.61	$2.03
Discontinued operations	—	(0.35)	(0.46)

Diluted earnings per share	$4.67	$3.26	$1.57

Weighted average shares used in basic per share calculations	30,305	30,520	31,268
Weighted average shares used in diluted per share calculations	32,174	31,869	32,397

(1)	“Direct operating” excludes depreciation and other of $127.2 million, $121.2 million, and $110.0 million for 2012, 2011, and 2010 respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount
BALANCE, December 31, 2009	31,076,784	$406,333	$(40,831)	$33,858	$(4,082)	$395,278
Proceeds from exercise of options, net	1,324,756	31,686	—	—	—	31,686
Share-based payments expense	485,582	16,234	—	—	—	16,234
Tax benefit on share-based compensation expense	—	6,770	—	—	—	6,770
Repurchases of common stock	(1,072,037)	—	(49,245)	—	—	(49,245)
Debt conversion feature	—	(26,854)	—	—	—	(26,854)
Net income	—	—	—	51,008	—	51,008
Other comprehensive income, net of tax	—	—	—	—	1,132	1,132

BALANCE, December 31, 2010	31,815,085	434,169	(90,076)	84,866	(2,950)	426,009
Proceeds from exercise of options, net	112,364	3,261	—	—	—	3,261
Adjustments related to tax withholding for share-based compensation	(39,276)	(1,794)	—	—	—	(1,794)
Share-based payments expense	365,641	16,211	—	—	—	16,211
Tax benefit on share-based compensation expense	—	2,548	—	—	—	2,548
Repurchases of common stock	(1,374,036)	—	(63,349)	—	—	(63,349)
Debt conversion feature	—	26,854	—	—	—	26,854
Net income	—	—	—	103,883	—	103,883
Other comprehensive income, net of tax	—	—	—	—	279	279

BALANCE, December 31, 2011	30,879,778	481,249	(153,425)	188,749	(2,671)	513,902
Proceeds from exercise of options, net	381,468	8,263	—	—	—	8,263
Adjustments related to tax withholding for share-based compensation	(61,362)	(3,671)	—	—	—	(3,671)
Share-based payments expense	225,445	19,362	—	—	—	19,362
Tax benefit on share-based compensation expense	—	5,418	—	—	—	5,418
Repurchases of common stock	(2,799,115)	—	(139,724)	—	—	(139,724)
Convertible debt—conversion option	109	(5,740)	—	—	—	(5,740)
Net income	—	—	—	150,230	—	150,230
Other comprehensive income, net of tax	—	—	—	—	1,048	1,048

BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$150,230	$103,883	$51,008
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	179,147	145,478	123,687
Amortization of intangible assets and deferred financing fees	7,504	5,182	5,338
Share-based payments expense	19,362	16,211	16,016
Excess tax benefits on share-based payments	(5,740)	(2,471)	(6,887)
Deferred income taxes	87,573	60,076	41,395
Loss from discontinued operations, net of tax	—	11,068	14,886
Loss from equity method investments, net	5,184	1,591	—
Non-cash interest on convertible debt	7,109	6,551	6,037
Other	(4,100)	(95)	666
Cash flows from changes in operating assets and liabilities from continuing operations:
Accounts receivable	(17,061)	(15,289)	(7,087)
Content library	(30,693)	(2,062)	(44,985)
Prepaid expenses and other current assets	(6,963)	(4,869)	(9,295)
Other assets	858	1,769	1,793
Accounts payable	58,248	12,550	81,368
Accrued payable to retailers	10,461	30,826	4,252
Other accrued liabilities	2,787	36,117	37,427

Net cash flows from operating activities from continuing operations	463,906	406,516	315,619
Investing Activities:
Purchases of property and equipment	(208,054)	(179,236)	(170,847)
Proceeds from sale of property and equipment	1,131	695	1,143
Proceeds from sale of businesses, net	—	8,220	26,617
Acquisition of NCR DVD kiosk business	(100,000)	—	—
Equity investments	(39,727)	(4,912)	—

Net cash flows from investing activities from continuing operations	(346,650)	(175,233)	(143,087)
Financing Activities:
Principal payments on capital lease obligations and other debt	(16,392)	(28,202)	(36,312)
Borrowings from term loan	—	175,000	—
Principal payments on term loan and repurchase of convertible debt	(31,513)	(4,375)	—
Net payments on credit facility	—	(150,000)	(75,000)
Financing costs associated with credit facility	—	(4,196)	—
Excess tax benefits related to share-based payments	5,740	2,471	6,887
Repurchases of common stock and ASR program	(139,724)	(63,349)	(49,245)
Proceeds from exercise of stock options	4,592	3,261	31,624

Net cash flows from financing activities from continuing operations	(177,297)	(69,390)	(122,046)
Effect of exchange rate changes on cash	1,080	(454)	(637)

Increase (decrease) in cash and cash equivalents from continuing operations	(58,961)	161,439	49,849
Cash flows from discontinued operations:
Operating cash flows	—	9,678	(9,524)
Investing cash flows	—	(12,678)	(2,600)
Financing cash flows	—	—	(166)

Net cash flows from discontinued operations	—	(3,000)	(12,290)

Increase (decrease) in cash and cash equivalents	(58,961)	158,439	37,559
Cash and cash equivalents:
Beginning of period	341,855	183,416	145,857

End of period	$282,894	$341,855	$183,416

Supplemental disclosure of cash flow information from continuing operations:
Cash paid during the period for interest	$13,112	$16,221	$26,219
Cash paid during the period for income taxes	$9,211	$5,393	$2,668
Supplemental disclosure of non-cash investing and financing activities from continuing operations:
Purchases of property and equipment financed by capital lease obligations	$19,174	$15,122	$7,079
Purchases of property and equipment included in ending accounts payable	$27,562	$12,432	$10,976
Non-cash consideration received from sale of the Money Transfer Business	$—	$23,826	$—
Non-cash gain included in equity investments	$19,500	$—	$—

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

NOTE 1: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games, as well as purchase event tickets. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coin to cash, a gift card or an e-certificate, among other options. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of December 31, 2012, are as follows:

	Kiosks	Locations
Redbox(1)	43,700	35,800
Coin	20,300	20,100

Total(1)	64,000	55,900

(1)	Excludes approximately 1,900 kiosks acquired from NCR that had not been replaced with Redbox kiosks or removed at December 31, 2012. See Note 3—Business Combination for more information on the NCR Asset Acquisition.

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

Use of Estimates in Financial Reporting

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. which requires management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements and our notes thereto. The most significant estimates and assumptions include the:

•	useful lives and salvage values of our content library;

•	determination of goodwill impairment;

•	lives and recoverability of equipment and other long-lived assets;

•	recognition and measurement of current and long-term deferred income taxes (including the measurement of uncertain tax positions);

•	recognition and measurement of purchase price allocation for business combination; and

•	loss contingencies.

It is reasonably possible that the estimates we make may change in the future and could have a material effect on our financial statements.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents were $60.4 million and $45.4 million at December 31, 2012 and December 31, 2011, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at December 31, 2012 and December 31, 2011 were $91.8 million and $82.0 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks.

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

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Amount expensed for uncollectible accounts	$417	$455	$272
Amount charged against the allowance	$—	$—	$—

Content Library

Our content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For purchased content that we expect to be sold at the end of its useful life, an estimated salvage value is provided. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. The amortization charges are recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Coin-counting kiosks and components	2 to 10 years
Redbox kiosks	5 years
Computers and software	3 - 5 years
Office furniture and equipment	5 - 7 years
Leased vehicles	3 - 6 years
Leasehold improvements	1 - 11 years

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

Goodwill

Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 6: Goodwill and Other Intangible Assets.

Lives and Recoverability of Equipment and Other Long-Lived Assets

We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s use or physical condition, and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future, undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and operating loss and tax credit carryforwards. We record a valuation allowance to reduce deferred tax assets to the amount expected to more likely than not be realized in our future tax returns. Deferred tax assets and liabilities and operating loss and tax credit carryforwards are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss and tax credit carryforwards are expected to be recovered or settled.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, value added) on a net (excluded from revenue) basis.

Convertible Debt

In September 2009, we issued $200.0 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). We have separately accounted for the liability and the equity components of the Notes based on the estimated fair value of the debt upon issuance. Since the early conversion events were not met as of December 31, 2012, the Notes were reported as long-term debt in our Consolidated Balance Sheets. For additional information see Note 8: Debt and Other Long-Term Liabilities.

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

Revenue Recognition

We recognize revenue as follows:

•

Redbox—Revenue from movie and video game rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies or video games is recognized at the time of sale. On rental transactions for which the related movie or video game has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers.

•

Coin—Revenue from a coin-counting transaction, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Our revenue represents the fee charged for coin-counting transactions.

•

New Ventures—New Ventures revenue is recognized when the sale of product or service transaction through our new concept kiosks is completed. Consumers either pay cash or use credit or debit cards when they purchase products or services from our New Venture segment. Our New Venture segment currently offers coffee, refurbished electronics, beauty samples, and photo services to our consumers.

Fees Paid to Retailers

Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our kiosks in their stores and their agreement to provide certain services on our behalf to our consumers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our net movie or video game rental revenue and is recorded in our Consolidated Statements of Comprehensive Income within the direct operating expenses. The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, co-op marketing incentives, or other criteria.

Advertising

Advertising costs, which are included as a component of marketing expenses, are expensed as incurred and totaled $13.5 million, $15.9 million and $15.4 million in 2012, 2011 and 2010, respectively.

Research and Development

Costs incurred for research and development activities are expensed as incurred.

Foreign Currency Translation

The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International and Redbox Canada GP, and the Euro for our subsidiaries Coinstar Money Transfer and Coinstar Ireland Limited. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using average exchange rates. Translation gains and losses are reported as a separate component of accumulated other comprehensive loss.

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

Fair Value of Financial Instruments

The carrying amounts for cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Our available-for-sale securities are marked to fair value on a quarterly basis. The fair value of our revolving line of credit approximates its carrying amount. For additional information see Note 18: Fair Value.

Accounting Pronouncements Adopted During the Current Year

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

Accounting Pronouncements Not Yet Effective

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe our adoption of ASU 2012-02 in the first quarter of 2013 will have a material impact on our financial position, results of operations or cash flows.

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

In addition to a decrease of $17.1 million in our retained earnings on March 31, 2012, and December 31, 2011, we have revised our 2009 year-end financial statements in the following tables:

Dollars in thousands	December 31, 2009
	As Reported	Adjustment	As Revised
Noncurrent deferred income tax assets	$99,195	$(17,113)	$82,082
Total assets	$1,222,799	$(17,113)	$1,205,686
Retained earnings	$50,971	$(17,113)	$33,858
Total equity	$412,391	$(17,113)	$395,278
Total liabilities and stockholder’s equity	$1,222,799	$(17,113)	$1,205,686

Dollars in thousands, except per share data	Year Ended December 31, 2009
	As Reported	Adjustment	As Revised
Income (loss) from discontinued operation, net of tax	$13,577	$(17,113)	$(3,536)
Basic earnings (loss) per share:
Continuing operations	$1.33	$—	$1.33
Discontinued operations	0.45	(0.56)	(0.11)

Basic earnings (loss) per share	$1.78	$(0.56)	$1.22

Diluted earnings (loss) per share:
Continuing operations	$1.31	$—	$1.31
Discontinued operations	0.45	(0.56)	(0.11)

Diluted earnings (loss) per share	$1.76	$(0.56)	$1.20

NOTE 3: BUSINESS COMBINATION

On June 22, 2012, Redbox and NCR Corporation (“NCR”) completed the transactions contemplated by the Asset Purchase Agreement, dated as of February 3, 2012, as amended, by and between Redbox and NCR (the “NCR Agreement”). Pursuant to the Agreement, Redbox acquired certain assets of NCR related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content library, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. In connection with the NCR Asset Acquisition, Coinstar and NCR entered into a manufacturing and services agreement, pursuant to which Coinstar, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Coinstar will pay NCR the difference between such aggregate amount and $25.0 million. We expect such margin will be fully utilized over the five year period by our purchases of goods and services from NCR at fair market value. In addition, Redbox and NCR entered into a transition services agreement, pursuant to which Redbox and NCR provides certain transition services to one another relating to the operation of the purchased DVD kiosks for a period of one year from the agreement date.

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

Goodwill of $42.1 million, attributable primarily to the future expected synergies and operational efficiencies, as well as market expansion, has been assigned to our Redbox segment. The majority of the goodwill is deductible for tax purposes. The measurement period for purchase price allocation ends as soon as information regarding the assessment of the quality and quantity of the kiosks and certain facts as well as circumstances becomes available; such measurement period will not exceed twelve months. Adjustments in the purchase price allocation may require recasting the amounts allocated to goodwill retroactively to the period in which the NCR Asset Acquisition occurred.

We have preliminarily estimated the fair value of the acquired identifiable intangible assets based on the forecasted future cash flows discounted at a rate of approximately 11%. A portion of the purchase price is allocated to the following identifiable intangible assets:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Retailer relationships	$40,000	10
Patents	6,300	8
Trademark and trade name	500	1
Internal use software	160	1

Total	$46,960

The estimated weighted-average useful life of the acquired identifiable intangible assets is 9.60 years.

Based on the identified intangible assets recorded as of the closing date and assuming no subsequent impairment of the underlying assets, the 2012 actual and annual estimates thereafter of the aggregate amortization expense are as follows:

Dollars in thousands	Amortization Expense
2012 (July through December)(1)	$2,790
2013	5,052
2014	4,788
2015	4,788
2016	4,788
2017	4,788
Thereafter	19,966

Total	$46,960

(1)	We began the amortization of the acquired intangible assets in the third quarter of 2012.

The following table shows the revenue and operating loss included in our Consolidated Statements of Comprehensive Income resulting from the acquired NCR kiosks since the closing date:

Dollars in thousands	Year Ended December 31, 2012
Revenue	$21,971
Operating (loss)	$(14,549)

Pro forma information

The following unaudited pro forma information represents the results of operations for Coinstar, Inc. and includes the self-service entertainment DVD kiosk business acquired from NCR as if the NCR Asset Acquisition was consummated as of January 1, 2011. There are no material non-recurring pro forma adjustments and the pro forma information may differ from actual results.

Dollars in thousands	Year Ended December 31,
	2012	2011
Revenue	$2,248,148	$1,959,686
Net income from continuing operations	$138,790	$93,651
Earnings per share from continuing operations:
Basic	$4.58	$3.07
Diluted	$4.31	$2.94

NOTE 4: PROPERTY AND EQUIPMENT

Dollars in thousands	December 31,
	2012	2011
Kiosks and components	$1,026,989	$887,237
Computers, servers, and software	195,756	123,766
Office furniture and equipment	6,538	4,791
Vehicles	7,278	9,077
Leasehold improvements	19,743	14,673

Property and equipment, at cost	1,256,304	1,039,544
Accumulated depreciation and amortization	(684,946)	(540,366)

Property and equipment, net	$571,358	$499,178

During the third quarter of 2012, we evaluated the company-wide strategy for our common kiosk platform project. As a result, we updated our objective and direction for our software development plans, and adjusted our internal use software projects. A portion of our capitalized internal-use software in the amount of $2.5 million was expensed and included in the Depreciation and Other line item within our Consolidated Statements of Comprehensive Income.

NOTE 5: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

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

In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks, of which the preliminary estimated fair value was approximately $30.0 million based on an evaluation of information available as of the date of the grant. As a result, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. See Note 18: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense.

Redbox’s ownership interest in the Joint Venture will be accounted for using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $22.5 million from our equity method investment, representing our share of the Joint Venture’s operating results as well as the amortization of differences in carrying amount and underlying equity for the twelve month periods ended December 31, 2012.

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

Our equity method investments and ownership percentages as of December 31, 2012, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$25,845	35%
Other equity investments	13,294	11% - 26%

Equity method investments	$39,139

Income (loss) from Equity Method Investments

Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Trademark gain	$19,500	$—	$—
Proportionate share of net loss of equity method investees	(22,415)	(1,591)	—
Amortization of differences in carrying amount and underlying equity	(2,269)	—	—

Total (loss) from equity method investments	$(5,184)	$(1,591)	$—

Related Party Transactions

At December 31, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $0.9 million due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

Dollars in thousands	December 31,
	2012	2011
Goodwill	$267,750	$267,750
Goodwill from NCR Asset Acquisition	42,110	—

Total goodwill	$309,860	$267,750

Goodwill by Segment

The carrying amount of goodwill by segment was as follows:

Dollars in thousands	December 31,
	2012	2011
Redbox	$153,509	$111,399
Coin	156,351	156,351
New Ventures	—	—

Total goodwill	$309,860	$267,750

The increase in goodwill of $42.1 million in 2012 was attributable to the NCR Asset Acquisition. This increase primarily represents the future expected synergies and operational efficiencies, as well as market expansion for our Redbox segment, and has been assigned to our Redbox segment. The majority of such goodwill was deductible for tax purposes. The measurement period for purchase price allocation will end as soon as information regarding the assessment of the quality and quantity of the kiosks and certain facts as well as circumstances becomes available; such measurement period will not exceed twelve months. Adjustments in the purchase price allocation may require recasting the amounts allocated to goodwill retroactively to the period in which the NCR Asset Acquisition occurred.

We elected to by-pass the qualitative assessment and performed the annual goodwill impairment test based on a quantitative analysis as of November 30, 2012. We estimated the fair value of our reporting units using both the income and market approaches. Our estimates of fair value can change significantly based on factors such as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit exceeded its respective carrying value there was no goodwill impairment in 2012.

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	December 31,
		2012	2011
Retailer relationships	5-10 years	$53,344	$13,344
Accumulated amortization		(11,518)	(7,062)

		41,826	6,282
Other	1-40 years	9,404	1,890
Accumulated amortization		(2,261)	(1,339)

		7,143	551

Intangible assets, net		$48,969	$6,833

Amortization expense was as follows:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Retailer relationships	$4,456	$2,457	$3,022
Other	922	283	283

Total amortization of intangible assets	$5,378	$2,740	$3,305

Expected future amortization is as follows:

Dollars in thousands	Retailer Relationships	Other
2013	$6,250	$1,234
2014	5,432	970
2015	4,012	940
2016	4,012	828
2017	4,012	806
Thereafter	18,108	2,365

Total expected amortization	$41,826	$7,143

NOTE 7: OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

Dollars in thousands	December 31,
	2012	2011
Payroll related expenses	$39,469	$37,498
Procurement cost for content library	36,436	36,031
Business taxes	23,301	21,613
Insurance	8,714	4,172
Professional fees	4,822	4,816
Service contract provider expenses	3,560	6,525
Deferred rent expense	3,191	3,794
Accrued interest expense	1,450	6,192
Income tax payable	826	2,876
Other	24,356	25,479

Total other accrued liabilities	$146,125	$148,996

NOTE 8: DEBT AND OTHER LONG-TERM LIABILITIES

As of December 31, 2012 Dollars in thousands	Debt and Other Liabilities
	Current	Long-term	Total
Term loan	$15,312	$144,375	$159,687
Convertible debt	—	172,810	172,810
Redbox rollout agreement	217	3	220
Asset retirement obligations	—	14,020	14,020
Other long-term liabilities	—	9,971	9,971

Total	$15,529	$341,179	$356,708

As of December 31, 2011 Dollars in thousands	Debt and Other Liabilities
	Current	Long-term	Total
Term loan	$10,938	$159,687	$170,625
Convertible debt	—	179,697	179,697
Redbox rollout agreement	3,048	220	3,268
Asset retirement obligations	—	8,841	8,841
Other long-term liabilities	—	10,843	10,843

Total	$13,986	$359,288	$373,274

Revolving Line of Credit and Term Loan

On July 15, 2011, we entered into a Second Amended and Restated Credit Agreement (the “Credit Facility”), providing for a senior secured revolving credit facility and a senior secured term loan facility, which replaced our prior credit facility, which consisted of a revolving line of credit. The Credit Facility provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can be comprised of additional term loans and a revolving line of credit. On July 15, 2011, we borrowed $175.0 million under the term loan facility, a portion of which was utilized to pay down the revolving line of credit balance under the prior credit facility of $120.0 million. Financing fees of $5.1 million related to the Credit Facility were included within other long-term assets on our Consolidated Balance Sheets and are being amortized over the 5-year life of the Credit Facility. Such costs are amortized on a straight-line basis, which approximates the effective interest method.

The Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The term loan is subject to mandatory debt repayments of the outstanding borrowings. We made principal payments of $10.9 million and $4.4 million respectively on the term loan in 2012 and 2011. The following is the term loan repayment schedule:

Dollar in Thousand	Repayment Amount
Amount paid in 2011 and 2012	$15,313
2013	15,312
2014	19,687
2015	21,875
2016	102,813

Total Term Loan	$175,000

Our obligations under the Credit Facility are secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our subsidiaries’ capital stock.

Subject to applicable conditions, we may elect interest rates on our revolving borrowings calculated by reference to (i) the British Bankers Association LIBOR rate (“LIBOR Rate”) fixed for given interest periods or (ii) Bank of America’s prime rate (or, if greater, the average rate on overnight federal funds plus one half of one percent or the LIBOR Rate plus one percent) (the “Base Rate”), plus the margin determined by our consolidated net leverage ratio. For borrowings made under the LIBOR Rate, the margin ranges from 125 to 200 basis points, while for borrowing made under the Base Rate, the margin ranges from 25 to 100 basis points. In 2012, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at December 31, 2012 was 1.46%.

The Credit Facility contains standard negative covenants and restrictions on actions including, without limitation, restrictions on indebtedness, liens, fundamental changes or dispositions of our assets, payments of dividends, capital expenditures, investments, and mergers, dispositions and acquisitions, among other restrictions. In addition, the Credit Facility requires that we meet certain financial covenants, ratios and tests, including maintaining a maximum consolidated net leverage ratio and a minimum interest coverage ratio, as defined in the Credit Facility. As of December 31, 2012, we were in compliance with the covenants of the Credit Facility.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Notes”) was $185.0 million on December 31, 2012. The Notes bear interest at a fixed rate of 4% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2012, we were in compliance with all covenants.

The Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Notes become convertible and should the Note holders elect to convert, we will be required to pay them up to the full face value of the Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2012 and June 30, 2012, such early conversion event was met. Certain Notes were submitted for conversion in the second and the third quarter of 2012 and settled in accordance with the terms of the indenture governing the Notes. The loss from such early conversion event was inconsequential. In the fourth quarter of 2012, we repurchased 15,000 Notes or $15 million in face value of Notes for $20.7 million, including the accrued interest of $0.2 million, in cash. The loss from early extinguishment of these Notes was approximately $1.0 million. As of December 31, 2012, the Conversion Event was not met and the Notes remained classified as a long-term liability on our Consolidated Balance Sheets.

The following interest expense was recorded related to the Notes:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Contractual interest expense	$8,000	$8,000	$8,000
Amortization of debt discount	7,109	6,551	6,037

Total interest expense related to the Notes	$15,109	$14,551	$14,037

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Year	Non-cash Interest Expense
2013	$7,134
2014	5,039

Total unamortized discount	$12,173

Redbox Rollout Agreement

In November 2006, our Redbox subsidiary and McDonald’s USA entered into a Rollout Purchase, License and Service Agreement (the “Rollout Agreement”) giving McDonald’s USA and its franchisees and franchise marketing cooperatives the right to purchase DVD rental kiosks to be located at selected McDonald’s restaurant sites for which Redbox subsequently received proceeds. The proceeds under the Rollout Agreement are classified as debt and the interest rate is based on similar rates that Redbox has with its kiosk sale-leaseback transactions. The payments made to McDonald’s USA over the contractual term of the Rollout Agreement will reduce the accrued interest liability and principal. The future payments made under this Rollout Agreement contain a minimum annual payment as well as the variable payouts based on the license fee earned by McDonald’s USA and its franchisees through the term of the agreement. The following is the summary in relation to the rollout agreement. The contractual term for the payments made to McDonald’s USA under the Rollout Agreement is five years and the minimum annual payment amount in 2012 was $0.4 million.

Expiration dates within the Rollout Agreement began in December 2011 and continue through November 2013. Any unpaid debt balance under the Rollout Agreement as well as related accrued interest was released upon expiration and recognized in interest expense, net in our Consolidated Statement of Net Income.

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

Other Long-Term Liabilities

Included in other long-term liabilities were primarily tenant improvements related to our office building renovation in Oakbrook Terrace, Illinois and Bellevue, Washington as well as the related unrecognized tax benefits as follows:

Dollars in thousands	December 31,
	2012	2011
Tenant improvement and deferred rent	$8,721	$9,269
Unrecognized tax benefit	1,250	1,574

Total other long-term liabilities	$9,971	$10,843

NOTE 9: REPURCHASES OF COMMON STOCK

Board Authorization

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase—January 1, 2012	$264,398
Proceeds from the exercise of stock options	8,966
Repurchase of common stock from open market	(64,724)
Repurchase from Accelerated Stock Repurchase Agreement (“ASR Agreement”)	(75,000)

Authorized repurchase—December 31, 2012	$133,640

The following repurchases were made during the past three years, dollars in thousands except per share price:

Year Ended December 31,	# of shares Repurchased	Average Price per Share	Total Purchase Price
2010	1,072,037	$45.94	$49,245
2011	1,374,036	46.10	63,349
2012	2,799,115	49.92	139,724

Total	5,245,188		$252,318

Repurchased shares become a part of treasury stock. The shares tendered for tax withholding on vesting of restricted stock awards are excluded from the repurchase program approved by our Board.

Board Authorization

On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

Credit Facility Requirements

Under our Credit Facility, we are permitted to repurchase shares of our common stock without limitation, provided that we are in compliance with certain covenants required under the terms of the Credit Facility. See Note 8: Debt and Other Long-Term Liabilities for additional information about the terms of the Credit Facility.

ASR Agreement

On November 1, 2012 we entered into an ASR Agreement with Morgan Stanley & Co at a notional amount of $75.0 million. The ASR Agreement was concluded on December 28, 2012. The total number of shares received under the ASR Agreement was determined based on the arithmetic mean of the daily volume weighted average price of our common stock minus discount over the term of the ASR Agreement.

Share repurchase and amounts in thousands	Shares Delivered
Total Shares delivered from ASR program	1,539
Average price per share less discount	$48.74
Total Repurchase amount from ASR program	$75,000

As the ASR Agreement was concluded, the total shares received were recorded as treasury shares, resulting in a reduction of shares for our earnings per share calculations.

NOTE 10: SHARE-BASED PAYMENTS

We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permit the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.

The following is the summary of grant information:

Shares in thousands	December 31, 2012
Unissued common stock reserved for issuance under all plans	2,282
Shares available for future grants	1,613

Certain information regarding our share-based payments is as follows:

Dollars in thousands except per share data	Year Ended December 31,
	2012	2011	2010
Share-based payments expense:
Share-based compensation—stock options	$2,654	$2,880	$3,137
Share-based compensation—restricted stock	10,593	7,100	5,608
Share-based payments for content arrangements	6,115	6,231	7,271

Total share-based payments expense	$19,362	$16,211	$16,016

Tax benefit on share-based payments expense	$7,246	$5,944	$5,817
Per share weighted average grant date fair value of stock options granted	$27.24	$20.67	$15.38
Per share weighted average grant date fair value of restricted stock granted	$55.94	$45.86	$33.34
Total intrinsic value of stock options exercised	$10,509	$2,291	$27,622
Grant date fair value of restricted stock vested	$11,648	$5,132	$12,456

Dollars in thousand	December 31, 2012
	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation—stock options	$2,726	1.5 years
Share-based compensation—restricted stock	16,236	2.2 years
Share-based payments for content arrangements	3,308	1.9 years

Total unrecognized share-based payments expense	$22,270

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Beginning in February 2010, stock options are granted only to our executives and non-employee directors.

•	Options granted after February 2010 vest annually in equal installments over 4 years, and expire after 10 years.

•

Prior to February 2010, options granted to our executives and employees vest annually in equal installments over 4 years and expire after either 5 or 10 years, depending on the grant date; options granted to our non-employee directors vest in equal monthly installments and expire after 10 years.

The following table summarizes the weighted average valuation assumptions used in the Black-Scholes-Merton Valuation model for stock options granted:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	7.3	7.3	7.3
Expected stock price volatility	44%	43%	43%
Risk-free interest rate	1.6%	2.8%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%

•

The expected term of the options represents the estimated period of time from grant until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

•	Expected stock price volatility is based on historical volatility of our stock for a period at least equal to the expected term.

•	The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term.

•	We have not paid dividends in the past and currently do not plan to pay dividends in the foreseeable future.

The following table presents a summary of stock option activity for 2012:

Shares in thousands	Options	Weighted Average Exercise Price
OUTSTANDING, December 31, 2011	988	$30.77
Granted	88	57.24
Exercised	(382)	29.11
Cancelled, expired, or forfeited	(25)	40.25

OUTSTANDING, December 31, 2012	669	$34.86

Certain information regarding stock options outstanding as of December 31, 2012, is as follows:

Shares and intrinsic value in thousands	Options Outstanding	Options Exercisable
Number	669	384
Weighted average per share exercise price	$34.86	$31.21
Aggregate intrinsic value	$11,910	$8,046
Weighted average remaining contractual term (in years)	3.74	2.37

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

The following table presents a summary of restricted stock award activity for 2012:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2011	527	$40.44
Granted	350	55.94
Vested	(195)	38.72
Forfeited	(78)	48.63

NON-VESTED, December 31, 2012	604	$48.95

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

During the third quarters of 2011 and 2012, our agreement with Sony was amended. The amendments primarily consist of:

•	the scheduled vesting of certain shares of restricted stock was extended from August 1, 2011 to August 1, 2012;

•	the number of weeks we can offer Sony content in our kiosks was extended from 26 weeks to 52 weeks. In addition;

•

Sony waived its termination right to end its DVD licensing arrangement with Redbox at the end of September 2012 and gave Redbox the option to license Blu-ray DVD product as part of the arrangement; and

•	Sony received, at its sole discretion, the option for two one-year extensions following the initial five-year agreement term, which was scheduled to end in September 2014.

During the fourth quarter of 2011, we entered into an amendment to the revenue sharing license agreement with Paramount, which provided, among other things, that:

•	Paramount waived its current termination right to end the licensing arrangement at the end of 2011;

•

Paramount received, at its sole discretion, the option for two, one-year extensions following the initial five-year agreement term, which ends at the end of 2014 (each exercised extension would provide for a grant of 50,000 shares of restricted stock vesting at the beginning of each extension);

•	the content license period was extended from 26 weeks to 52 weeks; and

•	Paramount was granted 100,000 shares of restricted stock which will vest according to the vesting schedule of the current restricted stock purchase agreement with Paramount.

Information related to the shares of restricted stock granted as part of these agreements as of December 31, 2012 is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	116,009	77,339	1.6 years
Paramount	300,000	105,000	195,000	2.0 years

Total	493,348	221,009	272,339

NOTE 11: INCOME TAXES

Components of Income Taxes

The components of income(loss) from continuing operations before income taxes were as follows:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
U.S. operations	$246,048	$180,084	$106,653
Foreign operations	(4,302)	4,644	2,273

Total income from continuing operations before income taxes	$241,746	$184,728	$108,926

Components of Income Tax Expense

The components of income tax expense were as follows:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Current:
State and local	$3,936	$9,326	$1,003
Foreign	7	375	634

Total current	3,943	9,701	1,637
Deferred:
U.S. Federal	81,549	58,858	36,957
State and local	7,545	580	4,703
Foreign	(1,521)	638	(265)

Total deferred	87,573	60,076	41,395

Total income tax expense	$91,516	$69,777	$43,032

Rate Reconciliation

The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2012	2011	2010
U.S Federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.0%	4.3%	3.5%
Federal and state credits	(0.8)%	(0.6)%	—
Other	(0.3)%	(0.9)%	1.0%

Effective tax rate	37.9%	37.8%	39.5%

Unrecognized Tax Benefits

The aggregate changes in the balance of unrecognized tax benefits were as follows:

Dollars in thousands	Year ended December 31,
	2012	2011	2010
Balance, beginning of the year	$2,455	$1,821	$1,800
Additions based on tax positions related to the current year	—	315	70
Additions for tax positions related to prior years	251	420	—
Reductions for tax positions related to prior years	(71)	—	(39)
Reductions from lapse of applicable statute of limitations	(252)	—	(10)
Settlements	—	(101)	—

Balance, end of year	$2,383	$2,455	$1,821

At December 31, 2012, the unrecognized tax benefits were primarily related to R&D credit and income/expense recognition, all of which would have an effect on our effective tax rate if recognized. It was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating losses and tax credit carryforwards were sufficient to offset all unrecognized tax benefits.

Tax Years Open for Examination

As of December 31, 2012 for our major tax jurisdictions, the years 2009 and 2011 were open for examination by U.S. Federal and most state tax authorities. Additionally, the years 2002 to 2008 are subject to examination, to the extent that net operating loss and income tax credit carryforwards from those years were utilized in 2009 and later years.

Jurisdiction	As of December 31, 2012 Open Tax Years
U.S.	2002 through 2011

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

In determining our tax provisions, management determined the deferred tax assets and liabilities for each separate tax jurisdiction and considered a number of factors including the positive and negative evidence regarding the realization of our deferred tax assets to determine whether a valuation allowance should be recognized with respect to our deferred tax assets. As of December 31, 2012, a valuation allowance was not necessary as positive evidence outweighed negative evidence that those deferred tax assets were more likely than not to be realized.

Significant components of our deferred tax assets and liabilities and the net increase (decrease) in the valuation allowance were as follows. Tax loss carryforwards for 2011 have been revised to reflect an adjustment identified related to 2009. See the Revision of Previously Issued Financial Statements section of Note 2: Summary of Significant Accounting Policies for more information.

Dollars in thousands	December 31,
	2012	2011
Deferred tax assets:
Income tax loss carryforwards	$20,356	$65,006
Credit carryforwards	9,226	6,372
Accrued liabilities and allowances	18,455	21,628
Stock-based compensation	12,783	7,953
Intangible assets	14,004	24,316
Other	6,175	3,490

Total deferred tax assets	80,999	128,765
Deferred tax liabilities:
Property and equipment	(115,381)	(123,947)
Product costs	(36,837)	—
Investment basis	(6,906)	—
Convertible debt interest	(5,066)	(7,783)

Total deferred tax liabilities	(164,190)	(131,730)

Net deferred tax liabilities	$(83,191)	$(2,965)

Change in Valuation Allowance

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Decrease in valuation allowance	$—	$(8,947)	$(982)

Deferred Tax Assets Relating to Income Tax Loss Carryforwards

Our deferred tax assets relating to income tax loss carryforwards and expiration periods are summarized as below:

Dollars in thousands	December 31, 2012
	Federal	State	Foreign
Net operating loss carryforwards	$49,705	$62,839	$3,135
Deferred tax assets related to net operating loss carryforwards	$17,397	$2,133	$826
Years that net operating loss carryforwards will expire between	2024 and 2030	2016 and 2030	2033

Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

U.S. Federal Tax Credits and Expiration Periods

The following is the information pertaining to our U.S. federal tax credits as well as the expiration periods:

Dollars in thousands	December 31, 2012
	Amount	Expiration
U.S Federal tax credits:
Foreign tax credits	$2,380	2015 to 2023
Research and development tax credits	4,024	2013 to 2032
Other general business tax credits	197	2032
Alternative minimum tax credits	728	Do not expire
Illinois state tax credits	1,562	2015 to 2017
California U.S. Federal and State tax credits	335	Do not expire

Total U.S. Federal tax credits	$9,226

On January 2, 2013, the President signed H.R. 8, the American Taxpayer Relief Act of 2012, which retroactively extended a number of tax deductions and credits that otherwise would have expired, including the research and development credit. If this legislation had been enacted in 2012, the Company would have reported a research and development credit in its deferred tax assets.

We did not provide for U.S. income taxes on undistributed earnings of foreign operations because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $14.4 million.

NOTE 12: DISCONTINUED OPERATIONS AND SALE OF BUSINESS

Money Transfer Business (the “Money Transfer Business”)

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. See Note 18: Fair Value for additional details about the Sigue Note.

We estimated the fair value of the Sigue Note at approximately $26.7 million, which was based on the discounted cash flows of the future note payments and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. The discount rate used in our fair value estimate was the market rate for similar risk profile companies and represented our best estimate of default risk. During 2012, we recognized $4.4 million of interest income base on the imputed interest rate of the Sigue Note and received $2.0 million in interest payments from Sigue based on the nominal interest rate of the Sigue note.

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

Summary Financial Information

The disposition and operating results of the Money Transfer Business and the E-Pay Business are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The continuing cash flows from the Money Transfer Business and the E-Pay Business after disposition were insignificant.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

Dollars in thousands	Year Ended December 31,
	2012	2011	2010
Revenue:
Money Transfer Business	$—	$47,716	$95,289
E-Pay Business	—	—	8,732

Total revenue	$—	$47,716	$104,021

Pre-tax gain (loss) from discontinued operations:
Money Transfer Business	$—	$654	$(11,435)
E-Pay Business	—	—	(132)

Total pre-tax gain (loss) from discontinued operations	$—	$654	$(11,567)

Gain (loss) on disposal activities:
Money Transfer Business	$—	$(11,070)	$(15,606)
E-Pay Business	—	—	12,184

Total loss on disposal activities	$—	$(11,070)	$(3,422)

Loss from discontinued operations before income tax	$—	$(10,416)	$(14,989)
Income tax (expense) benefit	—	(652)	103

Loss from discontinued operations, net of tax	$—	$(11,068)	$(14,886)

Amount of goodwill and other intangible assets disposed	$—	$8,037	$9,100

Cash generated from the sale of discontinued operations	$—	$8,220	$26,617

Included in income tax expense from discontinued operations in 2011 was $4.1 million related to the estimated current value of a worthless stock deduction taken in 2009 in connection with our divestiture of the Entertainment Business, which was sold in the third quarter of 2009.

NOTE 13: EARNINGS PER SHARE

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

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

In thousands	Year Ended December 31,
	2012	2011	2010
Weighted average shares used for basic EPS	30,305	30,520	31,268
Dilutive effect of stock options and other share-based awards	598	609	489
Dilutive effect of convertible debt	1,271	740	640

Weighted average shares used for diluted EPS	32,174	31,869	32,397

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	139	108	349

NOTE 14: OTHER COMPREHENSIVE INCOME

The following table presents the tax effects allocated to each component of other comprehensive income:

Dollars in thousands	Year Ended December 31, 2012
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$1,048	$—	$1,048

Other comprehensive income	$1,048	$—	$1,048

Dollars in thousands	Year Ended December 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(255)	$—	$(255)
Reclassification of interest rate hedges to interest expense	896	(349)	547
Gain (loss) on short-term investment	(20)	7	(13)

Other comprehensive income	$621	$(342)	$279

Dollars in thousands	Year Ended December 31, 2010
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(1,737)	$132	$(1,605)
Reclassification of interest rate hedges to interest expense	4,477	(1,746)	2,731
Gain (loss) on short-term investment	10	(4)	6

Other comprehensive income	$2,750	$(1,618)	$1,132

NOTE 15: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION

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

In thousands Year Ended December 31, 2012	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,908,773	$290,761	$2,509	$—	$2,202,043
Expenses:
Direct operating	1,340,899	155,740	5,475	863	1,502,977
Marketing	20,497	4,938	2,134	66	27,635
Research and development	739	4,455	8,385	334	13,913
General and administrative	159,885	26,367	11,999	11,984	210,235

Segment operating income (loss)	386,753	99,261	(25,484)	(13,247)	447,283
Less: depreciation and amortization	(148,068)	(36,108)	(349)	—	(184,525)

Operating income (loss)	238,685	63,153	(25,833)	(13,247)	262,758
Loss from equity method investments, net	—	—	—	(5,184)	(5,184)
Interest expense, net	—	—	—	(15,648)	(15,648)
Other, net	—	—	—	(180)	(180)

Income (loss) from continuing operations before income taxes	$238,685	$63,153	$(25,833)	$(34,259)	$241,746

In thousands Year Ended December 31, 2011	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,561,598	$282,382	$1,392	$—	$1,845,372
Expenses:
Direct operating	1,134,167	145,362	3,349	473	1,283,351
Marketing	22,041	6,142	771	50	29,004
Research and development	74	6,542	4,623	318	11,557
General and administrative	120,384	23,370	10,464	9,139	163,357

Segment operating income (loss)	284,932	100,966	(17,815)	(9,980)	358,103
Less: depreciation and amortization	(115,430)	(31,922)	(866)	—	(148,218)

Operating income (loss)	169,502	69,044	(18,681)	(9,980)	209,885
Loss from equity method investments, net	—	—	—	(1,591)	(1,591)
Interest expense, net	—	—	—	(23,822)	(23,822)
Other, net	—	—	—	256	256

Income (loss) from continuing operations before income taxes	$169,502	$69,044	$(18,681)	$(35,137)	$184,728

In thousands Year Ended December 31, 2010	Redbox	Coin	New Ventures	Corporate Unallocated	Total
Revenue	$1,159,709	$275,982	$730	$—	$1,436,421
Expenses:
Direct operating	859,774	138,985	1,493	689	1,000,941
Marketing	14,231	9,082	505	18	23,836
Research and development	—	6,159	1,037	241	7,437
General and administrative	94,854	20,060	5,918	7,797	128,629
Litigation settlement	—	5,379	—	—	5,379

Segment operating income (loss)	190,850	96,317	(8,223)	(8,745)	270,199
Less: depreciation and amortization	(93,445)	(29,721)	(3,826)	—	(126,992)

Operating income (loss)	97,405	66,596	(12,049)	(8,745)	143,207
Interest expense, net	—	—	—	(34,705)	(34,705)
Other, net	—	—	—	424	424
Income (loss) from continuing operations before income taxes	$97,405	$66,596	$(12,049)	$(43,026)	$108,926

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Walgreen Co.	16.0%	16.0%	13.7%
Wal-Mart Stores Inc.	16.0%	17.5%	19.6%
The Kroger Company	10.7%	11.2%	10.6%

Revenue is allocated to geographic locations based on the location of the kiosk. Revenue by geographic location was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$2,157,102	$1,802,350	$1,395,821
All other	44,941	43,021	40,600

Total revenue	$2,202,043	$1,845,371	$1,436,421

Long-lived assets by geographic location were as follows (in thousands):

	December 31,
	2012	2011	2010
U.S.	$975,335	$798,840	$775,208
All other	30,884	17,007	19,109

Total long-lived assets	$1,006,219	$815,847	$794,317

NOTE 16: RETIREMENT PLANS

We sponsor a defined contribution plan for our employees who satisfy certain age and service requirements. Our Redbox subsidiary also sponsors a defined contribution plan to which new contributions were frozen effective January 1, 2010. Our contributions to these plans were $4.0 million, $3.2 million and $2.8 million in 2012, 2011 and 2010, respectively.

NOTE 17: DERIVATIVE INSTRUMENTS

Interest Rate Swaps

Our interest rate swap agreement with Wells Fargo Bank to hedge against the variable-rate interest payments on our revolving credit facility expired on March 20, 2011. As of December 31, 2012, we had no interest rate swaps outstanding that were accounted for as cash flow hedges.

The fair value of the interest rate swap as of December 31, 2010 was a liability of $896,000, which was reversed from comprehensive income and recognized as interest expense in our Consolidated Statements of Comprehensive Income in the first quarter of 2011.

The effect of derivative instruments on our Consolidated Statements of Comprehensive Income was as follows (in thousands):

	Interest Rate Swap Contract Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship (Dollars in thousands)	2012	2011	2010
Effective portion of derivative gain recognized in OCI	$—	$896	$4,477
Effective portion of derivative loss reclassified from accumulated OCI to expense	$—	$(889)	$(5,553)

NOTE 18: FAIR VALUE

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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$60,425	$—	$—

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$45,363	$—	$—

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

Trademarks License

During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. The preliminary estimated fair value of the trademarks was approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on the grant date, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected gross revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 5: Equity Method Investments and Related Party Transactions.

Notes Receivable

During 2011, we financed a portion of the proceeds from the sale of our Money Transfer Business through a note receivable with Sigue (the “Sigue Note”). We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at December 31, 2012, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of December 31, 2012, the carrying value of the Sigue Note approximated its estimated fair value and was reported in our Consolidated Balance Sheets. See Note 12: Discontinued Operations and Sale of a Business for additional information about the sale of our Money Transfer Business.

Long-Lived Assets, Goodwill and Other Intangible Assets

During the second quarter of 2011, we performed nonrecurring fair value measurements in connection with assigning goodwill to our segments. We used a relative fair value approach that is similar to the approach used when a portion of a segment is to be disposed. We used both the income and cost methods to estimate the fair value of our New Ventures segment and both the income and market methods to estimate the fair values of our Redbox and Coin segments.

Fair Value of Other Financial Instruments

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 4.5% and 7.6%, for similar high-yield debt at December 31, 2012 and December 31, 2011, respectively. The estimated fair value of our convertible debt was approximately $183.7 million and $183.4 million at December 31, 2012 and December 31, 2011, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

NOTE 19: COMMITMENTS AND CONTINGENCIES

Lease Commitments

Operating Leases

We lease our corporate administrative, marketing, and product development facilities in Bellevue, Washington under operating leases that expire December 31, 2019 and December 31, 2017.

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

Rent expense under our operating lease agreements was $9.0 million, $8.9 million and $8.3 million during 2012, 2011 and 2010, respectively.

Capital Leases

We lease automobiles and computer equipment under capital leases expiring at various dates through 2019. In most circumstances, we expect that, in the normal course of business, these leases will be renewed or replaced by other leases.

During 2009, we entered into a sales-leaseback transaction in which we sold certain kiosks and leased them back for the same amount as the sales proceeds. The transaction was considered a financing arrangement and accounted for as a capital lease such that the kiosks remain on our books and continue to be depreciated. Our obligation related to the transaction was $0.0 million and $4.8 million at December 31, 2012 and 2011, respectively.

Assets held under capital leases are included in property and equipment, net on the Consolidated Balance Sheets and include the following:

Dollars in thousands	December 31,
	2012	2011
Gross property and equipment	$48,636	$46,173
Accumulated depreciation	(18,974)	(19,257)

Net property and equipment	$29,662	$26,916

As of December 31, 2012, our future minimum lease payments are as follows:

Dollars in thousands	Capital Leases	Operating Leases (1)
2013	$14,235	$10,166
2014	10,325	9,209
2015	5,318	7,715
2016	401	6,041
2017	200	9,105
Thereafter	77	10,181

Total minimum lease commitments	30,556	$52,417

Less: amounts representing interest	(1,504)

Present value of capital lease obligations	29,052
Less: Current portion of capital lease obligations	(13,350)

Long-term portion of capital lease obligations	$15,702

(1)	Includes all operating leases having an initial or remaining noncancelable lease term in excess of one year.

Purchase Commitments

We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which resulted in total purchase commitments of $7.5 million as of December 31, 2012.

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

Content License Agreements

We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of December 31, 2012 is presented in the following table:

Dollars in thousands		Year Ended December 31,
	Total	2013	2014	2015
Sony	$384,021	$225,667	$158,354	$—
Warner	238,415	101,772	120,388	16,255
Fox	219,589	89,100	92,062	38,427
Paramount	185,067	89,097	95,970	—
Universal	141,416	85,819	55,597	—
Lionsgate	90,014	51,673	38,341	—
Summit	56,593	27,766	28,827	—
Anchor Bay	39,633	19,443	20,190	—

Total estimated commitments	$1,354,748	$690,337	$609,729	$54,682

General terms of our content license agreements with studios are as follows as of December 31, 2012:

Studio	End Date		Early Termination Option	Release Date
Sony	9/30/2014	(1)	None	Day & Date(2)
Warner	12/31/2014		None	Delay(3)
Fox	4/21/2015		April 2013	Delay(3)
Paramount	12/31/2014	(1)	None	Day & Date(2)
Universal	8/31/2014		None	Delay(3)
Lionsgate	8/31/2014		None	Day & Date(2)
Summit	12/31/2014		None	Day & Date(2)
Anchor Bay	12/31/2014		None	Day & Date(2)

(1)	Agreement includes, at the studio’s sole discretion, the option for two one-year extensions following the end date.
(2)	Content licensed under the agreement is available for rental on the same day and date as the retail release.
(3)	Content licensed under the agreement is available for rental after a certain number of days following the retail release.

Revenue Share Commitments

Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table:

Dollars in thousands		Year Ended December 31,
	Total	2013	2014	2015	2016
Redbox	$48,911	$25,162	$20,003	$2,118	$1,628
Coin	21,667	20,000	1,667	—	—

Total minimum commitments	$70,578	$45,162	$21,670	$2,118	$1,628

Letters of Credit

As of December 31, 2012, we had five irrevocable standby letters of credit that totaled $6.8 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of December 31, 2012, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleges that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox’s rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox’s motion to dismiss the plaintiff’s claims, and also denied the plaintiff’s motion for partial summary judgment. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox’s motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox’s motion to dismiss the complaint. The class certification motion has been briefed and argued, and the court has not yet ruled on the motion for class certification. The plaintiff has dismissed its claims regarding Redbox’s fees and is only pursuing its claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Related to a putative class action complaint previously disclosed, on March 2 and 10, 2011, shareholder derivative actions were filed in the Superior Court of the State of Washington (King County), allegedly on behalf of and for the benefit of Coinstar, against certain of its current and former directors and officers. Coinstar was named as a nominal defendant. On April 12, 2011, the court consolidated these actions as a single action entitled In re Coinstar, Inc. Derivative Litigation. A third substantially similar complaint was later filed in the same court. On April 18, 2011, two purported shareholder derivative actions were filed in the U.S. District Court for the Western District of Washington. On May 26, 2011, the court consolidated the federal derivative actions and joined them with the securities class actions, captioned In re Coinstar Securities Litigation, for pre-trial proceedings. The derivative plaintiffs’ consolidated complaint was filed on July 15, 2011. We moved to dismiss this complaint on August 12, 2011 on the ground that the plaintiffs had not made a pre-litigation demand on our Board of Directors and had not demonstrated that such a demand would have been futile. On November 14, 2011, the court granted our motion and issued an order dismissing the complaint with leave to amend the compliant. On November 23, 2011, plaintiffs moved to stay the action or defer filing of an amended complaint in order to allow them time to inspect Coinstar’s books and records prior to any such amendment. On December 22, 2011, the court entered an order granting in part and denying in part plaintiffs’ motion. The order grants plaintiffs’ request to defer filing of an amended complaint, but provided that if plaintiffs choose to file an amended complaint, they must pay attorneys’ fees incurred by defendants on the motion to dismiss the consolidated complaint. On April 9, 2012, before expiration of plaintiffs’ deadline to file an amended complaint, the parties filed a joint status report with the court indicating they had agreed upon a proposed settlement of the federal and state derivative actions. On April 27, 2012, a stipulation and agreement of settlement, was filed with the court, along with Plaintiffs’ unopposed motion for preliminary approval of the settlement. On May 25, 2012, the court conducted a hearing on the motion. On August 6, 2012, after some supplemental briefing by the parties, the court granted preliminary approval of the settlement. On November 9, 2012, the court granted final approval of the settlement, including $750,000 in plaintiffs’ attorneys’ fees paid by the Company’s insurer. These shareholders derivative actions are now resolved and the lawsuits have been dismissed with prejudice as part of the settlement.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court’s denial of Redbox’s motion to dismiss plaintiff’s claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiff’s filed their notice of appeal. The appeal is currently stayed until March 7, 2013, pending the California Supreme Court’s decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

During the first quarter of 2012, we recorded a loss contingency in the amount of $8.4 million in our Consolidated Statements of Comprehensive Income related to a supply agreement. Based on subsequent periods’ activity, we recorded an additional $3.0 million. As of December 31, 2012, the amount accrued within other accrued liabilities in our Consolidated Balance Sheets was $11.4 million, representing our best estimate of loss. We believe the likelihood of additional losses material to our accrual as of December 31, 2012 is remote.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Independent Registered Public Accounting Firm

The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 42.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2013 Annual Meeting of Stockholders.

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

Exhibit Number	Description of Document

2.1†	Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC, dated as of February 3, 2012.(27)

2.2†	Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of February 3, 2012.(27)

2.3	First Amendment to Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of June 22, 2012.(28)

Exhibit Number	Description of Document

3.1	Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

4.1	Reference is made to Exhibits 3.1 through 3.2.(1)

4.2	Specimen Stock Certificate.(2)

4.3	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(3)

4.4	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(3)

4.5	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.4.(3)

4.6	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(4)

4.7	Amendment to Restricted Stock Purchase Agreement between SPHE Scan Based Trading Corporation and Coinstar, Inc., dated as of July 19, 2011.(23)

4.8	Second Amendment to Restricted Stock Purchase Agreement between SPHE Scan Based Trading Corporation and Coinstar, Inc., dated as of August 29, 2011, between Coinstar, Inc. and Sony.(19)

4.9	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.(5)

4.10	First Amendment to Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(21)

4.11	Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(26)

10.1*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Program.(6)

10.2*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(7)

10.3*	2011 Incentive Compensation Plan for Section 16 Officers.(20)

10.4*	2012 Incentive Compensation Plan for Section 16 Officers.(22)

10.5*	Coinstar, Inc. 2011 Incentive Plan.(21)

10.6*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.(19)

10.7*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.(19)

10.8*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.(19)

10.9*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO.(19)

10.10*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO.(19)

10.11*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO.(19)

Exhibit Number	Description of Document

10.12*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO.(19)

10.13*	1997 Amended and Restated Equity Incentive Plan.(9)

10.14*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(10)

10.15*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(11)

10.16*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(7)

10.17*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after March 30, 2010 to the CEO, COO or CFO.(8)

10.18*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(7)

10.19*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(7)

10.20*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(7)

10.21*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made prior to March 30, 2010 to the CEO, COO or CFO.(7)

10.22*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made on or after March 30, 2010 to the CEO, COO or CFO.(8)

10.23*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(7)

10.24*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(12)

10.25*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(13)

10.26*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(13)

10.27*	Summary of Director Compensation.

10.28*	Policy on Reimbursement of Incentive Payments.(7)

10.29*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(14)

Exhibit Number	Description of Document

10.30*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(7)

10.31*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.32*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.33*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.34*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(15)

10.37*	Employment Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(16)

10.38*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(16)

10.39*	Offer Letter between Coinstar, Inc. and Saul M. Gates, dated April 26, 2010.(17)

10.40*	Letter Agreement between Coinstar, Inc. and Timothy Hale dated April 10, 2009.(22)

10.41*	Form of Change of Control Agreement.(23)

10.42*	First Amendment to Form of Change of Control Agreement.(7)

10.43*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to the CEO, COO or CFO.(27)

10.44*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(27)

10.45*	Offer Letter for Maria Stipp, dated June 1, 2011.(29)

10.46*	Change of Control Agreement between Coinstar, Inc. and Maria Stipp, dated June 27, 2011.(29)

10.47*	Offer Letter for Anne Saunders, dated August 7, 2012.(29)

10.48*	Employment Agreement between Redbox Automated Retail, LLC and Anne Saunders, dated August 27, 2012.(29)

10.49*	Change of Control Agreement between Coinstar, Inc. and Anne Saunders, dated August 27, 2012.(29)

10.50*	Offer Letter between Coinstar, Inc. and Tad K. Larsen, dated December 6, 2012.(30)

10.51*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(31)

10.52*	Amended and Restated Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(31)

10.53*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

10.54*	Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

10.55*	Change of Control Agreement, dated as of January, 2, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

Exhibit Number	Description of Document

10.56	Second Amended and Restated Credit Agreement, dated July 15, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, as well as other lenders that are parties thereto.(24)

10.57	First Amendment to Credit Agreement, dated as of October 25, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.(26)

10.58	Stock Purchase Agreement dated as of August 23, 2010, among CUHL Holdings, Inc., Coinstar E-Payment Services Inc., Coinstar, Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(18)

10.59	First Amendment to Stock Purchase Agreement dated as of May 31, 2011, by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(25)

10.60	Second Amendment to Stock Purchase Agreement, by and between Coinstar, Inc., CUHL Holdings Inc., and Sigue Corporation, dated as of May 31, 2012.(28)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on October 26, 2010 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File Number 000-22555).
(9)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 23, 2010 (File Number 000-22555).
(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on May 3, 2010 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on August 24, 2010 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File Number 000-22555).
(21)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 25, 2011 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2011 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2011 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File Number 000-22555).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed on December 7, 2012 (File Number 000-22555).
(31)	Incorporated by reference to the Registrant’s Form 8-K filed on January 3, 2013 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/S/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Chief Financial Officer
February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2013:

Signature	Title

/S/ PAUL D. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)
Paul D. Davis

/S/ J. SCOTT DI VALERIO	Chief Financial Officer (Principal Financial Officer)
J. Scott Di Valerio

/S/ TAD K. LARSEN	Chief Accounting Officer (Principal Accounting Officer)
Tad K. Larsen

/S/ DEBORAH L. BEVIER	Chair of the Board
Deborah L. Bevier

/S/ ARIK A. AHITOV	Director
Arik A. Ahitov

/S/ NELSON C. CHAN	Director
Nelson C. Chan

Director
Nora M. Denzel

/S/ DAVID M. ESKENAZY	Director
David M. Eskenazy

/S/ ROBERT D. SZNEWAJS	Director
Robert D. Sznewajs

/S/ RONALD B. WOODARD	Director
Ronald B. Woodard