Form 10-K/A
period 2012-12-31
COINSTAR INC
filed 2013-04-25
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The number of shares outstanding of the registrant's Common Stock as of April 24, 2013 was 28,097,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K/A

-i-

EXPLANATORY NOTE

Coinstar, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on February 8, 2013, for the purpose of including the information that was to be incorporated by reference to its definitive proxy statement relating to its 2013 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Form 10-K, nor does it modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the Form 10-K and Coinstar’s other filings made with the SEC on or subsequent to February 8, 2013.

Unless the context requires otherwise, the terms “Coinstar,” the “Company,” “we,” “us” and “our” refer to Coinstar, Inc. and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board Composition

As of April 24, 2013, the Board of Directors was composed of eight members, divided into three classes as follows:

Name	Age	Term Expiring in	Audit Committee	Compensation Committee	Nominating and Governance Committee
Arik A. Ahitov	37	2013	*	*
Deborah L. Bevier	62	2014		*	*
Nelson C. Chan	51	2015	*
Nora M. Denzel	50	2013		*
J. Scott Di Valerio	50	2015
David M. Eskenazy	50	2014	**
Robert D. Sznewajs	66	2014	*		**
Ronald B. Woodard	70	2013		**	*

*	Member
**	Chairperson

Arik A. Ahitov has been a director of Coinstar since May 2008. In October 2010, Mr. Ahitov joined First Pacific Advisors (an investment company). He is a senior vice president and research analyst for the Small/Mid-Cap Absolute Value Investment Strategy, which includes the FPA Capital Fund and FPA Hawkeye Strategy. From September 2004 to May 2010, he was a vice president and portfolio manager at Shamrock Capital Advisors, Inc. (a registered investment advisor). He also has experience in consulting and investment banking.

Having originally joined our Board of Directors as a representative of a major stockholder, Mr. Ahitov continues to bring a strong stockholder perspective to our Board of Directors. In addition, Mr. Ahitov’s sharp analytical skills, deep financial understanding, and his prior consulting and investment banking experiences provide a unique perspective regarding Coinstar’s opportunities and challenges.

Deborah L. Bevier has been a director of Coinstar since August 2002 and has served as the Board of Directors’ non-employee Chair since October 2008. Ms. Bevier has been a principal of DL Bevier Consulting LLC (an organizational and management consulting firm) since May 2004. Ms. Bevier also served as president of Waldron Consulting, a division of Waldron & Co. (an organizational and management consulting firm), from July 2004 to April 2006. Prior to that time, from 1996 until 2003, Ms. Bevier served as a director, president, and chief executive officer of Laird Norton Financial Group and its predecessor companies (an independent financial advisory services firm). From 1973 to 1996, Ms. Bevier held numerous leadership positions with KeyCorp (a bank holding company), including chairman and chief executive officer of Key Bank of Washington. Ms. Bevier currently serves on the board of directors of F5 Networks, Inc. (a global application delivery networking company). She previously served on the board of directors of Fisher Communications, Inc. (a media and communications company) from July 2003 to December 2010 and Puget Sound Bank (a commercial bank) from August 2006 to June 2008.

Ms. Bevier has over 35 years of experience with both public and private companies in areas relevant to Coinstar, including finance, banking, management, and organizational operations. Ms. Bevier’s experience as a director of public companies in the communications, media, and global application delivery networking industries is particularly valuable to Coinstar’s business. In addition to Ms. Bevier’s broad background, she brings extensive experience to our Board of Directors, particularly in the areas of corporate governance and executive compensation.

Nelson C. Chan has been a director of Coinstar since July 2011, and following the Annual Meeting of Stockholders, he will succeed Ms. Bevier as non-employee Chair of our Board of Directors. Mr. Chan served as chief executive officer of Magellan Corporation (a portable GPS navigation consumer electronics company) from December 2006 to August 2008. From 1992 to 2006, he held various management positions at SanDisk Corporation (a manufacturer and supplier of flash brand data storage products), including executive vice president and general manager, consumer business. Mr. Chan is currently a director of Affymetrix Inc. (a genetic analysis company) and Synaptics, Inc. (a developer of consumer interface solutions). Mr. Chan was a member of the board of directors of Silicon Laboratories (an analog-intensive mixed-signal semiconductor company), from 2007 to 2010. Mr. Chan also serves on the board of directors of several private companies.

Mr. Chan brings a wealth of experience to our Board of Directors, including his expertise in building technology companies. Having held numerous senior management positions with other leading companies, including chief executive officer at Magellan Corporation, Mr. Chan has strong operational, financial, and analytical skills. In addition, as a result of his service as a director of several other public companies, Mr. Chan brings valuable corporate governance and strategic insights to our Board of Directors.

Nora M. Denzel was appointed to the Board of Directors on January 31, 2013. From February 2008 through August 2012, Ms. Denzel held various management positions at Intuit Inc. (a provider of business and financial management solutions software), including senior vice president of marketing, big data and social, and senior vice president and general manager of the employee management solutions business unit. From August 2000 to February 2006, Ms. Denzel served as senior vice president of the software global business unit and the storage and consulting divisions at Hewlett-Packard Company (a software and technology hardware provider). From February 1997 to August 2000, Ms. Denzel served as senior vice president, product operations, at Legato Systems Inc. (a data storage management software company). Ms. Denzel served as director, global storage software, at International Business Machines Corporation (a technology services, enterprise software and systems provider) from June 1984 to February 1997. Ms. Denzel served as a director of Overland Storage, Inc. (a provider of data management and protection products and services) from 2007 to 2013. Ms. Denzel is a member of the board of directors of Telefonaktiebolaget L.M. Ericsson (a telecommunications equipment and services provider) and Saba Software, Inc. (a provider of learning and talent management solutions software and services).

Ms. Denzel brings to our Board of Directors a unique skill set and insight from her background in enterprise software, engineering, social product design, and marketing. Her experience as a senior business and technology executive at global organizations, such as Intuit, Hewlett-Packard, and IBM provide her with special knowledge in customer experience and competitive considerations.

J. Scott Di Valerio has served as our Chief Executive Officer and as one of our directors since April 2013. He served as our Chief Financial Officer from March 2010 until March 2013, after having joined the Company in January 2010 to work on transition matters prior to his appointment as Chief Financial Officer. Mr. Di Valerio served as president of the Americas for Lenovo Group Limited (a personal computer and technology products and services company) from December 2007 to January 2009. Previously, he served as corporate vice president, OEM division for Microsoft Corporation (a software and technology company) from 2005 to 2007, and as its corporate vice president, finance and administration and chief accounting officer from 2003 to 2005. In addition, Mr. Di Valerio served as corporate vice president, corporate controllership, for The Walt Disney Company (an entertainment company) from 2001 to 2003 and as chief financial officer for Mindwave Software Inc. (a software and technology company) during 2000. He also served in various roles, including as partner, at PricewaterhouseCoopers LLP (and its predecessors) from 1985 to 2000. Mr. Di Valerio is a certified public accountant (inactive).

Through his experience as Coinstar’s Chief Financial Officer and in his new position as Chief Executive Officer effective April 1, 2013, Mr. Di Valerio brings intimate knowledge of Coinstar’s financial and day-to-day operations to our Board of Directors. In addition, through his prior financial and management experience, Mr. Di Valerio has a broad understanding of the financial, operational, and strategic issues facing companies such as Coinstar.

David M. Eskenazy has been a director of Coinstar since August 2000. Mr. Eskenazy has served as chief financial officer for Aegis Senior Communities (a senior living management company specializing in assisted living and memory care) since August 2009. He served as a principal in Esky Advisors LLC (a business advisory services firm) from October 2008 to March 2010. He served as the chief operating officer of Investco Financial Corporation (a real estate development and management company in the Puget Sound region) from April 2008 to September 2008 and as chief investment officer from January 2007 to March 2008. From October 1987 to November 2006, he held a number of financial positions, ultimately serving as executive vice president and chief operating officer at R.C. Hedreen Co. (a hotel development and investment firm). Prior to that, he served on the audit staff of Peat Marwick Mitchell & Co. (an accounting firm). Mr. Eskenazy is a certified public accountant (inactive).

Having served as an independent director of Coinstar since 2000 and chairperson of the Audit Committee since 2001, Mr. Eskenazy possesses a wealth of historical Coinstar institutional knowledge. In addition, with his over 25 years of finance, investment, and accounting experience, he brings deep investment management experience and an understanding of complex accounting to our Board of Directors.

Robert D. Sznewajs has been a director of Coinstar since August 2002. From January 2000 to April 2013, Mr. Sznewajs served as president, chief executive officer, and a member of the board of directors of West Coast Bancorp (a bank holding company). He was also a member of the board of directors of the Portland Branch of the Federal Reserve Bank of San Francisco from January 2004 to December 2009. Mr. Sznewajs is a certified public accountant (inactive).

Mr. Sznewajs brings valuable leadership experience to the Board of Directors, having served in multiple board and executive leadership positions at public and private companies. Mr. Sznewajs also brings to our Board a valuable understanding of accounting functions, financial operations, and retail consumers, as well as a general appreciation for the current economic, business, and governance issues facing public companies from the perspective of a board member and chief executive officer.

Ronald B. Woodard has been a director of Coinstar since August 2001. Mr. Woodard is a director of MagnaDrive Corporation (an industrial magnetic coupling manufacturer) and was its chairperson from June 2006 to August 2010. Mr. Woodard cofounded MagnaDrive in April 1999 after a 32-year career with The Boeing Company (an aerospace firm), where he held numerous positions, including president of The Boeing Commercial Airplane Group. Mr. Woodard is currently a director of AAR Corp. (a provider of aftermarket support to the aviation and aerospace industry), Knowledge Anywhere (an online provider of employee training), and the Shaw Island School Board, and, in June 2010, he became a lifetime member of the board of directors of the Seattle Symphony. Mr. Woodard was also a director of Continental Airlines, Inc. (a commercial airline company), from May 2003 to December 2010, and served as chair of the board of directors of the Seattle Symphony for 11 years (with his most recent three-year term as chair ending in June 2007).

With Mr. Woodard’s years of experience at The Boeing Company and his years of board service, including his current board positions, he brings valuable commercial insight and experience to our Board of Directors. His role at The Boeing Company and his continued engagement in the aerospace industry provide him with valuable experience in complex public company dynamics, including international operations. In addition, having served as an independent director of Coinstar during a time of significant growth, Mr. Woodard has a valuable historical perspective regarding Coinstar’s business.

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of April 24, 2013:

Name	Age	Position
J. Scott Di Valerio	50	Chief Executive Officer
Galen C. Smith	36	Chief Financial Officer
Donald R. Rench	46	Chief Legal Officer, General Counsel, and Corporate Secretary
Maria D. Stipp	45	Chief Customer Officer
Anne G. Saunders	51	President, Redbox
Michael J. Skinner	59	President, Coin

J. Scott Di Valerio has served as our Chief Executive Officer and as one of our directors since April 2013. He served as the Chief Financial Officer from March 2010 until March 2013, after having joined the Company in January 2010 to work on transition matters prior to his appointment as Chief Financial Officer. In addition to his leadership of the finance organization, Mr. Di Valerio served as president of the Americas for Lenovo Group Limited (a personal computer and technology products and services company) from December 2007 to January 2009. Previously, he served as corporate vice president, OEM division for Microsoft Corporation (a software and technology company) from 2005 to 2007, and as its corporate vice president, finance and administration, and chief accounting officer from 2003 to 2005. In addition, Mr. Di Valerio served as corporate vice president, corporate controllership for The Walt Disney Company (an entertainment company) from 2001 to 2003 and as chief financial officer for Mindwave Software Inc. (a software and technology company) during 2000. He also served in various roles, including as partner, at PricewaterhouseCoopers LLP (and its predecessors) from 1985 to 2000. Mr. Di Valerio is a certified public accountant (inactive).

Galen C. Smith has served as our Chief Financial Officer since April 2013. Previously, he served as Senior Vice President of Finance of Redbox Automated Retail, LLC (“Redbox”), Coinstar’s wholly-owned subsidiary, from May 2011 to March 2013. From January 2010 to May 2011, Mr. Smith served as Coinstar’s Corporate Vice President, Finance, and Treasurer. From September 2009 to January 2010, he served as Coinstar’s Senior Director of Finance and Treasurer, and from June 2009 to August 2009, he served as Coinstar’s Director of Finance. Prior to joining Coinstar, Mr. Smith was an investment banker at Morgan Stanley & Co. (a global financial services firm) in the consumer and retail investment banking group from August 2007 to May 2009.

Donald R. Rench has served as our Chief Legal Officer since April 2011, as our General Counsel since August 2002, and as our Corporate Secretary since March 2002. Mr. Rench served as our corporate counsel from March 2000 through August 2002. From October 1997 through March 2000, Mr. Rench served as corporate counsel for NetManage, Inc., formerly Wall Data, Inc. (a software company). Prior to that, Mr. Rench was an attorney in private practice in Cincinnati, Ohio.

Maria D. Stipp has served as our Chief Customer Officer since June 2011. From February 2004 to April 2011, Ms. Stipp held several positions at Activision Blizzard, Inc. (a video game publisher), most recently as executive vice president and general manager of the owned properties business unit. From February 2001 to February 2004, Ms. Stipp served as vice president of sales at Vivendi Universal Games (a developer, publisher, and distributor of interactive entertainment). Ms. Stipp previously held sales leadership positions at Miller Brewing Company (a beverage brewing company) and Kellogg Sales Company (a packaged food company).

Anne G. Saunders has served as President of Redbox since August 2012. From 2009 to 2012, Ms. Saunders served as executive vice president and chief marketing officer of Knowledge Universe (a global education company). Prior to joining Knowledge Universe, Ms. Saunders worked at Bank of America Corporation (a bank holding company and financial holding company), where she held the position of senior vice president, consumer bank executive from 2008 to 2009 and senior vice president, brand executive from 2007 to 2008. Prior to that, Ms. Saunders held various senior leadership positions at Starbucks Corporation (a specialty coffee retailer), including senior vice president, global brand and vice president, wireless initiatives, and at AT&T Wireless Services, Inc. (a wireless and data services company).

Michael J. Skinner has served as President of our Coin business since May 2009. Mr. Skinner also served as Vice President and General Manager of E-Payment Services from August 2008 through May 2010, and as Vice President and General Manager of our Coin business from August 2008 until May 2009. From January 2007 to July 2008, Mr. Skinner served as our Senior Vice President of Entertainment Services. From December 2004 to January 2007, Mr. Skinner served as Director of Sales & Marketing of E-Payment Services. Before joining Coinstar, Mr. Skinner served as director of Client Services for Crestwood Associates (a full-service market research firm) from 2002 to 2004. From 1998 to 2002, Mr. Skinner founded Elkhorn Consulting (a consulting firm that provided strategic and business development services). Prior to 1998, Mr. Skinner served as executive vice president of Sales and Marketing for PIA Merchandising Inc. (a retail merchandising company).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Coinstar’s directors, officers, and beneficial holders of more than 10% of a registered class of Coinstar’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To our knowledge, all of the applicable directors, officers, and beneficial holders of more than 10% of the Company’s stock complied with all of the Section 16(a) reporting requirements applicable to them with respect to transactions during fiscal year 2012, except that we inadvertently filed one report late on behalf of Saul M. Gates and one report late on behalf of Maria D. Stipp, each of which related to one transaction.

Code of Conduct and Code of Ethics

Coinstar’s Board of Directors has adopted a Code of Ethics that applies to its Chief Executive Officer, Chief Financial Officer, principal accounting officer, and controller (or persons performing similar functions) and a Code of Conduct that applies to all directors, officers, and employees of the Company. A copy of each is available on the Investor Relations section of Coinstar’s website at www.coinstarinc.com. Substantive amendments to and waivers from either regarding executive officers and directors, if any, will be disclosed on the Investor Relations section of Coinstar’s website.

Audit Committee

The Board of Directors has established a standing Audit Committee. Membership of the Audit Committee is determined annually by the Board of Directors. Adjustments to committee assignments may be made at any time. As of April 24, 2013, membership of the Audit Committee was as set forth above under “Board Composition.”

The Board of Directors has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the SEC and Nasdaq. The Board has also determined that Messrs. Eskenazy and Sznewajs are “audit committee financial experts” under SEC rules, have accounting or related financial management experience, and are financially sophisticated under the Nasdaq Listing Rules.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes the 2012 compensation program for our “Named Executive Officers,” which include:

•	Paul D. Davis, our Chief Executive Officer through March 31, 2013;

•	Gregg A. Kaplan, our President and Chief Operating Officer through March 31, 2013;

•	J. Scott Di Valerio, our Chief Financial Officer through March 31, 2013, and our Chief Executive Officer as of April 1, 2013;

•	Donald R. Rench, our Chief Legal Officer, General Counsel, and Corporate Secretary; and

•	Anne G. Saunders, the President of Redbox as of August 27, 2012.

The Compensation Committee, which is composed of all independent directors, designed our program to ensure that our compensation practices further the shared interests of stockholders and management to attract, hire, retain, and motivate the people needed to achieve our performance goals.

Executive Summary

We experienced strong results in several key areas for fiscal year 2012, including:

•

We continued to achieve our key objective of profitable growth. For fiscal year 2012 compared to fiscal year 2011, revenue from continuing operations increased by over 19% to over $2.2 billion and core diluted earnings per share (“Core Diluted EPS”) from continuing operations grew by 32% to $4.83 (Core Diluted EPS is a non-GAAP (generally accepted accounting principles) financial measure; for reconciliation to diluted EPS from continuing operations (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures—Core Diluted EPS from Continuing Operations” on page 36);

•

For fiscal year 2012 compared to fiscal year 2011, our free cash flow from continuing operations increased to $255.9 million (free cash flow from continuing operations is a non-GAAP financial measure; for reconciliation to net cash provided by operating activities (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow from Continuing Operations” on page 37);

•	We announced our digital partnership with Verizon and, in the fourth quarter, Redbox InstantTM by Verizon launched its public product;

•	We closed the transaction with NCR Corporation (“NCR”) to acquire NCR’s self-service entertainment DVD kiosk business at the end of the second quarter;

•	Our Coin business announced a successful test with PayPal that gives consumers the opportunity to load coin and currency into their PayPal accounts; and

•	We signed studio agreements with Universal, Sony, and Warner Home Video that provide content for our Redbox consumers.

Compensation for our Named Executive Officers during 2012 reflected the Company’s growth and performance and our pay-for-performance philosophy:

•	Base salary increases for 2012 were modest and ranged from 4.4% to 6.7% to remain competitive.

•

Cash bonuses earned under our 2012 Incentive Compensation Plan ranged from 125% to 129% of target as a result of the Company’s achievement of $263.4 million in core direct contribution margin (“Core DCM”) and $2.202 billion in revenue in 2012 (both measures calculated as described below under the discussion of “Short-Term Incentives”) and as a result of the management team’s and/or the individual’s performance.

•

The aggregate value of all annual equity awards granted to each of our Named Executive Officers ranged from $450,000 to $1,800,000 (based on performance-based restricted stock awards at target, where applicable), reflecting our emphasis on long-term compensation and our philosophy of aligning the interests of our executives with the interests of stockholders. Performance-based restricted stock awards for 2012 performance were earned at 132.75% of target as a result of the Company’s level of achievement of $469.7 million in core adjusted earnings before interest, taxes, depreciation and amortization (“Core Adjusted EBITDA”) from continuing operations and core return on invested capital (“Core ROIC”) of 22.6% in 2012 (both measures calculated as described below under the discussion of “Long-Term Incentives”) (Core Adjusted EBITDA from continuing operations is a non-GAAP financial measure; for reconciliation to income from continuing operations (the most comparable GAAP measure) and other information on this measure, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures—Free Cash Flow from Continuing Operations” on page 37).

Over the last few years, the Compensation Committee has taken several actions and also continued several long-standing practices that it believes reflect its pay-for-performance philosophy and contribute to good corporate governance, including:

•

adopting a recoupment policy (also known as a “clawback policy”) covering incentive compensation paid to executives (please refer to the related discussion under “Policy on Reimbursement of Incentive Payments”);

•	formalizing an annual process to assess risks associated with our compensation policies and programs;

•	increasing stock ownership guidelines for our executives (please refer to the related discussion under “Officer Stock Ownership Guidelines”);

•	retaining discretion to adjust amounts payable under various compensation components;

•

approving change of control benefits for executives that place stronger emphasis on “double-trigger” benefits and do not include any tax gross-ups (please refer to the related discussions under “Severance and Change of Control” in this “Compensation Discussion and Analysis” and under “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation”);

•	establishing caps of 200% of target and 150% of target under the short-term incentive program and the long-term performance-based restricted stock program, respectively;

•	providing limited perquisites (please refer to related discussion under “Other Benefits and Perquisites”); and

•	hiring compensation consultants directly to assist the Compensation Committee in its compensation decisions.

Coinstar experienced significant growth and strong financial performance during Mr. Davis’s tenure as Chief Operating Officer in 2008 and then Chief Executive Officer starting in 2009. As a review of financial results from continuing operations over the last five years indicates, our revenue and Core Diluted EPS from continuing operations have grown by more than 235%, delivering on the Company's overall objective of profitable growth, as illustrated in the graphs below.

In determining compensation for our Named Executive Officers, the Compensation Committee has worked to align the objectives of our executive compensation programs (outlined in the sections below) with our growth and performance. Over the last five years, the trend line for our CEO Total Compensation* has been similar to that of our indexed total stockholder return (“TSR”)*, demonstrating our commitment to pay for performance, as illustrated in the graph below.

*	For purposes of this graph, (a) CEO Total Compensation includes the total annual compensation reported in the “2012 Summary Compensation Table” for our Chief Executive Officer and has been adjusted to include the final fair market value of performance-based restricted stock that has been actually earned for each individual grant and (b) TSR is defined as the increase in our stock price, indexed at December 31, 2007 at 100% and measured as of December 31 of each subsequent year.

Objectives of Compensation Programs

Our executive compensation programs are designed to attract, motivate, and retain executives critical to our long-term success and the creation of stockholder value. The decisions by the Compensation Committee concerning the specific compensation elements and total compensation paid or awarded to our Named Executive Officers for 2012 were made with the following objectives in mind:

•

“total” compensation—the Compensation Committee believes that executive compensation packages should take into account the competitiveness of each component of compensation and also total direct compensation, which includes base salary, short-term (cash) and long-term (equity) incentives, and benefits;

•

“pay-for-performance”—the Compensation Committee believes that a significant portion of executive compensation should be determined based on Company performance as compared to quantitative and qualitative performance goals set at the beginning of each year to ensure accountability and to motivate executives to achieve a higher level of performance;

•

“at-market” compensation—the Compensation Committee believes that executive total direct compensation should generally be near the median (but below the 75th percentile) of compensation in the market and considers the market data from published surveys and a similarly situated peer group of companies (as detailed below) in order to attract and retain the most qualified candidates;

•

"at-risk” compensation—the Compensation Committee believes that the allocation among the different forms of compensation should vary based on the position and level of responsibility; for example, those executives with the greater ability to influence Company performance will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in stock options, time-based restricted stock, performance-based restricted stock, and performance-based short-term incentives;

•

“stockholder aligned” compensation—the Compensation Committee believes that equity compensation awarded to executives (consisting of a mix of stock options, time-based restricted stock, and performance-based restricted stock) should be a significant portion of each executive’s compensation, should assist in the retention of our executives, and should further the shared interests of our executives and stockholders;

•	“fair” compensation—the Compensation Committee believes that executive compensation levels should be perceived as fair, both internally and externally; and

•

“tax deductible” compensation—the Compensation Committee believes that we should maximize the tax deductibility of compensation paid to executives, as permitted under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), but may approve components of executive compensation that will not meet the requirements of Section 162(m) in order to attract, motivate, and retain executives.

The executive compensation program objectives for 2012 were established based on discussions among the Compensation Committee, management, and outside consultants. The Compensation Committee reviews the compensation program objectives annually when determining the next year’s executive compensation.

Executive Compensation Process

Benchmarking of Compensation

In order to attract and retain the most qualified candidates and depending on the executive’s position and/or the component of compensation, the Compensation Committee generally set 2012 Named Executive Officer total direct compensation (consisting of base salary, short-term incentives, and long-term incentives) near the median of the aggregate market survey and proxy data that the Compensation Committee reviewed, with the exception of Mr. Di Valerio and Ms. Saunders, whose 2012 total direct compensation was set between the median and the 75th percentile of the aggregate survey and proxy data. Mr. Di Valerio’s compensation reflects his prior experience at large companies and the breadth of his leadership responsibilities for finance, information technology, and supply chain management. Ms. Saunders’s compensation reflects her broad general management and marketing leadership experience prior to assuming her role at Redbox.

For 2012 Named Executive Officer compensation, the Compensation Committee retained Towers Watson as a compensation consultant to conduct a total direct compensation analysis for executives and to make recommendations for changes based on our pay philosophy, business objectives, and stockholder expectations. Towers Watson conducted a competitive market analysis that included published national survey sources of similarly sized companies augmented by proxy data of companies with revenues of similar size to the Company. The data gathered included 25th percentile, 50th percentile (median), and 75th percentile base salary and actual cash compensation levels as well as 50th percentile and 75th percentile long-term incentive and total direct compensation levels. Specifically, Towers Watson provided data from the following surveys (survey data is provided in aggregate form; survey participants on an individual position basis were not identifiable) and the proxy data for the peer companies listed below, updated to January 1, 2012 by an annualized rate of 2.9%:

•	2011 Mercer Executive Compensation Survey Report (for companies with $1 billion to $2.5 billion in revenues);

•	2011/2012 Towers Watson Data Services Survey Report on Top Management Compensation (for companies with $500 million to $2.5 billion in revenues);

•	2011 Towers Watson Executive Compensation Database (for companies with $1 billion to $3 billion in revenues); and

•	2011 Radford Global Technology Survey (for companies with $1 billion to $3 billion in revenues).

The 2012 peer group was identical to the 2011 peer group and was composed of the following companies:

The Brink’s Company	Netflix, Inc.

Diebold, Incorporated	RealNetworks, Inc.

GameStop Corp.	Scientific Games Corporation

International Game Technology	TiVo Inc.

Role of Executive Officers

In 2012, Mr. Davis, with support from the Company’s human resources and finance departments, prepared and provided recommendations to the Compensation Committee on the following items: base salaries for executives (excluding himself), the design of the 2012 short-term and long-term incentive plans for executives, and the grant value of equity awards provided to executives (excluding himself). Mr. Davis considered several factors when making these recommendations as outlined below in the “Elements of In-Service Compensation and Benefits” section. Following 2012 year-end, Mr. Davis reviewed the results of the Company with the Compensation Committee and provided the Compensation Committee with recommendations on individual performance incentives for executives (excluding himself).

Elements of Compensation

Elements of In-Service Compensation and Benefits

Compensation paid to our Named Executive Officers in 2012 consisted of the following primary components:

•	base salary;

•	short-term (cash) incentives; and

•	long-term (equity) incentives.

We pay base salaries in order to attract and retain executives as well as to provide a base of cash compensation for employment for the year. We pay short-term incentives to reward executives for individual and team performance and for achieving key measures of corporate performance. We pay long-term incentives in order to retain executives as well as to align the interests of executives directly with the long-term interests of our stockholders.

Base Salary. Base salaries for our executives are determined by evaluating a number of factors, including:

•	the responsibilities of the position;

•	the strategic value of the position;

•	the experience, skills, and performance of the individual filling the position;

•	market data for comparable positions, with base salaries generally targeted near the median; and

•	the other elements of compensation and the overall value of total direct compensation.

Base salaries are reviewed annually and are effective on or about March 1 of the new fiscal year. The Compensation Committee may adjust base salaries from time to time to recognize changes in individual performance, promotions, and competitive compensation levels.

In January 2012, the Compensation Committee established 2012 base salaries for the Named Executive Officers who were executives of the Company at that time. Ms. Saunders’s base salary was established at the time of her hire in August of 2012. The Compensation Committee approved the following 2012 base salaries:

Named Executive Officer	2012 Base Salary	Percentage Increase Over 2011 Base Salary
Paul D. Davis	$800,000	6.7%
Gregg A. Kaplan	500,000	5.3%
J. Scott Di Valerio	500,000	5.3%
Donald R. Rench	355,000	4.4%
Anne G. Saunders	400,000	N/A

As previously noted, although we generally set compensation, including base salaries, near the median of market data, the base salaries for Mr. Di Valerio and Ms. Saunders were set between the median and the 75th percentile of market data to reflect their extensive prior experience and the responsibilities and expectations of their positions at the Company and Redbox, respectively.

Short-Term Incentives. The 2012 short-term incentives awarded to our Named Executive Officers were awarded under the 2012 Incentive Compensation Plan and consisted of a cash bonus to reward executives for performance during the 2012 fiscal year. The structure of the 2012 Incentive Compensation Plan, identical to the structure of the 2011 Incentive Compensation Plan, was as follows:

•	80% was based on the Company’s achievement of certain performance measures described below; and

•	20% was based on the Compensation Committee’s discretion after evaluating the management team’s and/or the individual’s performance.

As noted above, the Compensation Committee believes that those executives who have a greater ability to influence Company performance should have a higher level of at-risk compensation. Accordingly, target bonus amounts varied by position. In 2012, the Compensation Committee increased the short-term incentive target award for Mr. Davis by 10%, from 80% of base salary to 90% of base salary, consistent with our objectives of providing pay-for-performance, at-risk compensation, and at-market compensation. Target award percentages for the other Named Executive Officers remained the same. As a result, target award percentages for 2012 as compared to 2011 were as follows:

Named Executive Officer	2011 Target Award as Percentage of Base Salary	2012 Target Award as Percentage of Base Salary*
Paul D. Davis	80%	90%
Gregg A. Kaplan	70%	70%
J. Scott Di Valerio	60%	60%
Donald R. Rench	50%	50%
Anne G. Saunders	N/A	60%

*	Target awards were based on the executive’s actual base salary for the year. Ms. Saunders’s bonus payout was annualized per her new hire agreement.

As previously noted, although we generally set compensation, including short-term incentive targets, near the median of market data, the short-term incentive target for Ms. Saunders was set between the median and the 75th percentile of market data to reflect her extensive prior experience and the responsibilities and expectations of her position at Redbox.

Corporate Performance Component

In 2012, the Compensation Committee chose to measure our short-term incentives based on overall results, as well as results from core activities, both of which are indicative of our ongoing performance. We define our core activities as those associated with our primary operations, while our non-core activities are primarily nonrecurring events or events that we do not control. For further information regarding core activities and non-core activities, please reference our Annual Report under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Non-GAAP Financial Measures—Core and Non-Core Results” on page 35.

For the 80% attributable to the achievement of corporate performance measures, the Compensation Committee reviewed the following performance measures, each weighted equally:

•	Core DCM, defined as net income from core activities before taxes and stock-based compensation; and

•	revenue.

These measures were recommended by management and approved by the Compensation Committee in 2012 to continue the focus on net earnings in coordination with our strategic objective of profitable growth. The tables below show the level of achievement and the related level of payout (between 0% and 200%) attributable to each measure. Amounts are interpolated for achievement between the levels provided in the tables.

	Core DCM Achievement	Payout %
Amount	% of Target
$187,200,000	90.0%	0%
$191,360,000	92.0%	25%
$194,480,000	93.5%	50%
$197,600,000	95.0%	75%
$200,720,000	96.5%	90%
$208,000,000	100.0%	100%
$218,400,000	105.0%	110%
$228,800,000	110.0%	130%
$239,200,000	115.0%	165%
$249,600,000	120.0%	200%

	Revenue Achievement	Payout %
Amount	% of Target
$2,138,312,000	94.0%	0%
$2,161,060,000	95.0%	25%
$2,183,808,000	96.0%	50%
$2,217,930,000	97.5%	75%
$2,274,800,000	100.0%	100%
$2,331,670,000	102.5%	125%
$2,365,792,000	104.0%	150%
$2,388,540,000	105.0%	175%
$2,411,288,000	106.0%	200%

In February 2013, the Compensation Committee determined that after adjustments related to the NCR asset acquisition, the Company achieved $263.4 million of Core DCM for a payout of 200% attributable to this measure, and $2.202 billion of revenue for a payout of 63.4% attributable to this measure, resulting in an aggregate payout under the tables above of 131.7% of the portion of each Named Executive Officer’s target award for this component of the 2012 Incentive Compensation Plan. Core DCM is calculated inclusive of bonus expenses.

Management Team and/or Individual Performance Component

For the 20% attributable to the Compensation Committee’s discretion after evaluating the management team’s and/or the individual’s performance, the Compensation Committee considered the recommendations of the Chief Executive Officer for all participating executives (excluding himself) and conducted its own evaluation of the Chief Executive Officer. The following table summarizes the factors evaluated by the Compensation Committee for each Named Executive Officer and the percentage payout approved by the Compensation Committee for this component of the plan.

Named Executive Officer	Management Team/Individual Performance Factors	Payout %
Paul D. Davis	Led strong full-year Company financial results; achieved our key objective of profitable growth; continued enhancement of leadership team at multiple levels; key involvement in the assessment of management talent and succession planning; completed several key partnership agreements.	110%

Gregg A. Kaplan	In addition to COO role, served as Interim President of Redbox for part of the year; key contributor to the effective transition to new Redbox President; key involvement in the development of new business concepts and ventures.	100%

J. Scott Di Valerio	Key leader in the NCR asset acquisition and agreements for Redbox Instant by Verizon; solid performance as Interim President of Redbox for part of the year; continued leadership in ensuring a strong finance and accounting function; strong performance in talent selection and development; executive champion of automation and SAP.	120%

Named Executive Officer	Management Team/Individual Performance Factors	Payout %
Donald R. Rench	Led the legal team in successful completion of several important contracts, including the joint venture agreements for Redbox Instant by Verizon, the acquisition agreement for the NCR assets and agreements in support of Redbox TicketsTM; led the reorganization of the legal function.	120%

Anne G. Saunders	Strong transition into President of Redbox role; improved the organizational structure for Redbox marketing and customer experience functions.	100%

Total Payouts

Overall, the total cash bonuses paid to our Named Executive Officers under the 2012 Incentive Compensation Plan ranged from 125% to 129% of each of their respective target bonus amounts. Total individual cash bonuses paid to each of the participants for 2012 consisted of the following:

Named Executive Officer	Company Performance	Management Team / Individual Performance	Total Bonus
Paul D. Davis	$751,298	$156,877	$908,175
Gregg A. Kaplan	365,923	69,462	435,385
J. Scott Di Valerio	313,649	71,446	385,095
Donald R. Rench	185,798	42,323	228,121
Anne G. Saunders	252,864	48,000	300,864

Long-Term Incentives. Long-term incentives awarded in 2012 to our Named Executive Officers (other than Ms. Saunders) consisted of equity compensation in the form of stock options, time-based restricted stock awards, and performance-based restricted stock awards. Due to Ms. Saunders’s mid-year start date, the Compensation Committee approved her initial equity award in the form of time-based restricted stock. Going forward, it is anticipated that Ms. Saunders’s long-term incentive mix will be consistent with that of the other Named Executive Officers. All long-term incentive grants to the Named Executive Officers are approved by the Compensation Committee. Annual long-term incentive grants are typically granted at the beginning of the service period for which the awards are granted (e.g., the long-term incentive grants for performance in 2012 were made in February 2012) in order to motivate and retain the executive for the upcoming year. The Compensation Committee also periodically makes promotional or new hire equity grants.

The Compensation Committee believes that stock ownership is an essential tool to align the interests of our executives and stockholders. Generally, the higher the level of the executive’s position, the greater the percentage of long-term incentives granted in the form of stock options, time-based restricted stock, and performance-based restricted stock, which we consider to be at-risk compensation. The Compensation Committee believes that a percentage of total compensation should be at risk in terms of Company performance to maintain strong stockholder alignment. Based on this philosophy, the Compensation Committee began granting performance-based restricted stock in 2007. For 2012, the Compensation Committee granted the same mix of annual long-term incentive compensation that it has over the last few years to our Named Executive Officers (excluding Ms. Saunders), consisting of:

•	30% stock options;

•	20% time-based restricted stock; and

•	50% performance-based restricted stock.

The Compensation Committee determined the total dollar value of long-term compensation delivered to the Named Executive Officers based on an evaluation of the following factors (without assigning a relative weight to any one particular factor):

•	the past performance at the Company and anticipated contribution by the executive;

•	the equity awards required from a competitive point of view to attract and/or retain the services of a valued executive;

•	the market data for comparable positions provided by Towers Watson, with long-term compensation generally targeted between the median and the 75th percentile of the market data;

•	the relative total stockholder return over time of the Company compared to peer companies and market indexes;

•	the value of equity awards already held by the executive;

•	the value of long-term incentives as a percentage of total direct compensation;

•	the realized and realizable value of total compensation over the prior two years; and

•	the other elements of compensation and the current overall value and potential future value of total direct compensation.

The total dollar value of long-term incentive compensation was converted into the number of shares subject to each type of award based on the mix of long-term incentives described above, using the closing price of our common stock on the date of grant or, for stock options, the Black-Scholes value of our stock options as of the date of grant. The total dollar value of target long-term incentive compensation delivered to the Named Executive Officers for 2012 was as follows:

Named Executive Officer	Total Dollar Value
Paul D. Davis	$1,800,000
Gregg A. Kaplan	1,100,000
J. Scott Di Valerio	900,000
Donald R. Rench	400,000
Anne G. Saunders	450,000

Stock Options and Time-Based Restricted Stock Awards

The Named Executive Officers were granted the following stock options and time-based restricted stock awards in 2012:

Named Executive Officer	Time-Based Restricted Stock	Stock Options
Paul D. Davis	6,330	20,111
Gregg A. Kaplan	3,868	12,290
J. Scott Di Valerio	3,165	10,055
Donald R. Rench	1,406	4,469
Anne G. Saunders	8,799	N/A

All annual stock options and time-based restricted stock awards to our Named Executive Officers (excluding Ms. Saunders) for 2012 were granted in February 2012. Ms. Saunders was granted a time-based restricted stock award at the time of her hire in August 2012.

All stock options and time-based restricted stock awards granted to the Named Executive Officers in 2012 vest (and are no longer subject to forfeiture, as applicable) in equal annual installments over the period from the date of grant until the fourth anniversary of the date of grant. The stock options have a term of ten years.

The exercise price for all stock option grants is set at the closing price of our common stock on the date of grant. We do not have, nor do we intend to have, a program, plan, or practice to time stock option grants to our existing executives or to new executives in coordination with the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Performance-Based Restricted Stock Awards

As noted above, the performance-based restricted stock awards (at target) constituted 50% of the total dollar value of long-term incentive compensation delivered to each Named Executive Officer for 2012 (excluding Ms. Saunders). Executives received performance-based restricted stock awards in February 2012 for 2012 compensation.

The Compensation Committee annually reviews the structure of its performance-based restricted stock awards to ensure that the focus is on the right measures to incentivize executives and create value for our stockholders. As a result of that review, in 2012, the Compensation Committee determined to replace the revenue measure applicable to the 2011 performance-based restricted stock awards with Core Adjusted EBITDA from continuing operations, and the awards were subject to the achievement of the following measures, weighted as follows:

•	50% based on Core Adjusted EBITDA from continuing operations; and

•	50% based on Core ROIC.

The Compensation Committee chose to measure long-term incentives based on results from core activities, which is indicative of our ongoing performance. As explained above in the discussion of our short-term incentives, we define our core activities as those associated with our primary operations. The Compensation Committee replaced the revenue measure with Core Adjusted EBITDA from continuing operations to place greater emphasis on profitability. Core ROIC is defined as net operating profit after taxes (“NOPAT”) for core activities for the fiscal year (2012) divided by invested capital. For purposes of calculating NOPAT, we apply a 40% corporate tax rate. Invested capital is defined as net debt plus total stockholder equity, averaged for the most recent two fiscal years (2011 and 2012).*

*	For ease of understanding, formulas for our Core ROIC calculation are presented below:

Core = ROIC	NOPAT Invested Capital

NOPAT =	(Income from continuing operations from core activities before taxes – Interest income + Interest expense) x (1 – Corporate tax rate)

Invested Capital =	Total stockholder equity + Net Debt

Net Debt =	(short- and long-term debt and capital lease obligations) – (cash and cash equivalents – cash identified for settling our payable to retail partners in relation to our Coin kiosks)

The performance-based restricted stock awards were earned depending on the level of achievement of the performance goals. The tables below show the level of achievement and the related level of payout (between 50% and 150%) attributable to each measure. Amounts are interpolated for achievement between the levels provided in the tables.

	Core Adjusted EBITDA From Continuing Operations Achievement
Amount	% of Target	Payout %
$ 412,802,500	93.5%	50%
$ 419,425,000	95.0%	75%
$ 426,047,500	96.5%	90%
$ 441,500,000	100.0%	100%
$ 463,575,000	105.0%	110%
$ 485,650,000	110.0%	130%
$ 498,264,286	112.9%	150%
	Core ROIC Achievement
Amount	% of Target	Payout %
16.23%	94.9%	50%
16.67%	97.5%	75%
17.10%	100.0%	100%
17.88%	104.6%	125%
18.66%	109.1%	150%

If the minimum specified performance goals for 2012 had not been achieved, the performance-based restricted stock awards would have been forfeited. An executive could earn up to 150% of the target number of shares if the maximum specified performance goals for 2012 were achieved. Once the performance-based restricted stock awards for 2012 are earned, the shares begin to vest in equal annual installments over three years with the first installment vesting in 2013, provided the executive continues to provide services to us.

The following table shows the number of performance-based shares of restricted stock that could have been earned by a Named Executive Officer for 2012, depending on the level of achievement of the performance goals (as noted above, Ms. Saunders did not receive a performance-based restricted stock award in 2012):

Named Executive Officer	Minimum	Target	Maximum
Paul D. Davis	7,912	15,825	23,737
Gregg A. Kaplan	4,835	9,671	14,506
J. Scott Di Valerio	3,956	7,912	11,868
Donald R. Rench	1,758	3,516	5,274
Anne G. Saunders	N/A	N/A	N/A

At its meeting in February 2013, the Compensation Committee determined that, after adjustment related to the NCR asset acquisition, as required by the terms of the awards, the Company achieved $469.7 million of Core Adjusted EBITDA from continuing operations for a payout of 115.5% attributable to this measure and 22.6% of Core ROIC for a payout of 150% attributable to this measure. Accordingly, the Compensation Committee established the total amount of shares of restricted stock earned by the Named Executive Officers under their respective performance-based restricted stock awards at 132.75% of target amounts.

Other Benefits and Perquisites. Executives may receive additional benefits and limited perquisites that are (a) similar to those offered to our employees generally or (b) in the Compensation Committee’s view, reasonable, competitive, and consistent with our overall executive compensation program. Perquisites are reviewed by the Compensation Committee when made. All of our executives are eligible for reimbursement for tax-planning assistance. We provide medical, dental, and group life insurance benefits to each executive, similar to those provided to all other employees. Also, as provided to all other employees, we match a portion of each executive’s contribution to his or her account in the Coinstar 401(k) retirement plan.

Upon her hire, Ms. Saunders was provided with benefits to assist with her relocation and transition, including a sign-on bonus of $100,000 and reimbursement of the following relocation-related expenses: costs associated with closing the sale of her home; moving expenses; and temporary housing; storage; use of a rental car; and a tax gross-up associated with the relocation expenses. 2012 compensation associated with the relocation-related expenses was subject to a tax gross-up of $1,550. The relocation package was commensurate with Ms. Saunders’s position and was intended to enable an effective transition into her role as President of Redbox. All transition benefits were subject to repayment should Ms. Saunders voluntarily resign within two years of her start date. Due to the timing of the relocation, Ms. Saunders will also receive relocation benefits in 2013.

Severance and Change of Control

Employment Agreements and Change of Control Agreements. We have employment agreements with Messrs. Davis, Kaplan, and Di Valerio and Ms. Saunders and have double-trigger change of control agreements with all of our Named Executive Officers, as described in the section below entitled “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation.” Executives who do not have an employment agreement serve at the will of the Board of Directors, enabling the Board to remove those executives whenever it is in our best interests, with full discretion on any severance package (excluding vested benefits). The Compensation Committee believes that the benefits provided under the employment agreements and change of control agreements are reasonable in light of all relevant circumstances, including each individual’s past employment experience, desired terms and conditions of employment, similar benefits offered by similarly situated peer group companies, and the strategic importance of the individual’s respective position, including stability and retention. The Compensation Committee believes that the employment agreements were necessary in order to attract and retain the executives and that the change of control agreements are necessary in order to retain and maintain stability among the executive group in the event of a potential or actual change of control. The Compensation Committee and outside consultants reviewed the employment agreements at the time they were entered into in order to determine current market terms for the particular executive.

Equity Awards. As described in more detail in the section below entitled “Elements of Post-Termination Compensation and Benefits” in “Named Executive Officer Compensation,” certain equity awards to our Named Executive Officers accelerate (in full or in part) upon certain transactions (single-trigger) or, in other cases, upon termination of employment after certain transactions (double-trigger). Since March 2010, equity awards granted to our Named Executive Officers have emphasized double-trigger benefits, with single-trigger benefits limited to a change of control that is not a company transaction or a change of control that is a company transaction, but in which awards are not assumed or substituted for. These arrangements are designed to facilitate the retention of critical employees during a transaction, to motivate management to obtain the best price for our Company, thereby aligning their interests with the interests of our stockholders, and to align with emerging governance trends. Under these arrangements, if an executive were to leave prior to the completion of a change of control, unvested awards held by the executive would terminate.

Tax Gross-Ups. The Company does not provide Named Executive Officers with a tax gross-up to cover personal income taxes that may apply to any severance or change of control benefits.

Retention Arrangements

To help ensure the success of the transition after Coinstar acquired the remaining interests in Redbox in 2009, it was important for Mr. Kaplan to remain with the Company after the transaction. Accordingly, in 2009, we entered into a letter agreement, as amended, with Mr. Kaplan. In determining the retention amounts and terms for this agreement, the Compensation Committee considered prior long-term incentive arrangements at Redbox, existing compensation practices at the Company, and the importance of retaining key talent for the Redbox line of business. The letter agreement with Mr. Kaplan provided for the grant of a stock option in 2009 and certain annual cash payments in 2010, 2011, and 2012, subject to Mr. Kaplan’s continuous employment with the Company. The last payment under this arrangement in the amount of $294,349 was made to Mr. Kaplan on February 26, 2012. The letter agreement with Mr. Kaplan further provided that the vesting of the stock option would have accelerate if, before March 19, 2013, his employment or service relationship with the Company had been terminated by the Company without cause or by him with good reason.

Officer Stock Ownership Guidelines

Because we believe that stock ownership is an essential tool to align management and stockholder interests, we have had stock ownership guidelines in place for our executives since 2003. In December 2010, the Compensation Committee and Board of Directors approved revised stock ownership guidelines to increase the ownership levels required of our executives. Under these guidelines, the Chief Executive Officer must own shares of our common stock equal in value to three times (3x) his annual base salary and all other executives must own shares of our common stock equal in value to two times (2x) their annual base salary. Shares that count towards satisfaction of these guidelines include (a) fully vested shares owned directly or indirectly through immediate family members and (b) unvested restricted stock, including time-based restricted stock and performance-based restricted stock where the performance criteria has been achieved. The shares owned are valued at the greater of (i) the price at the time of purchase/acquisition or (ii) the current market value. Ownership is measured as of December 1 of each year. Executives as of the date the guidelines were adopted are expected to meet the guidelines by December 1, 2015. Persons becoming executives after the guidelines were adopted will have until December 1 of the fifth fiscal year after being deemed an executive to come into compliance. Executives must show progress of at least 20% per year toward the five-year stock ownership target until such target is met. All executives were in compliance with the officer stock ownership guidelines as of the last measurement date.

Other than these stock ownership guidelines, our executives are not required to hold our stock for a specific amount of time following exercise or vesting.

Hedging Policy; Pledging of Stock

Directors and executives are required to obtain pre-clearance from the Company before entering into any hedging transaction involving the Company’s securities, such as a zero-cost collar or forward sale contract. To date, no director or executive of the Company has requested such pre-clearance or entered into such a transaction. As of the filing date of this Amendment, no director or executive was engaged in pledging of Company common stock.

Tax Considerations

Section 162(m) of the Code imposes a $1 million limit on the amount that a publicly traded corporation may deduct for compensation paid to the Chief Executive Officer and the three other most highly compensated executives (other than the Chief Financial Officer) in a fiscal year. “Performance-based compensation” is excluded from this $1 million limit. Stock options and certain performance-based restricted stock awards granted to our executives pursuant to our equity compensation plans are designed to qualify for the performance-based exemption. While the Compensation Committee believes it is important to maximize the tax deductibility of compensation paid to our executives, the Compensation Committee has not adopted a policy that all compensation must be tax-deductible and qualified under Section 162(m). In order to maintain ongoing flexibility of our compensation programs, the Compensation Committee may from time to time approve incentive and other compensation that exceeds the $1 million limit.

Risk Assessment

In developing and reviewing the Company’s executive incentive programs, the Compensation Committee considered the business risks inherent in program designs to ensure that they do not induce executives to take unacceptable levels of business risk for the purpose of increasing their incentive plan awards at the expense of stockholder interests. The

Compensation Committee is satisfied that the plan designs are conservative in this respect and that the compensation components work together as a check and balance to ensure that executive incentives are consistent with stockholder interests. The Compensation Committee believes that as a result of our use of different types of equity compensation awards, our use of both long- and short-term incentives with multiple performance measures, the implementation of our Policy on Reimbursement of Incentive Payments (as discussed below), the caps on our incentive payments at sustainable levels, and our stock ownership guidelines (as discussed below), the Company’s executive compensation program does not encourage our management to take unreasonable risks relating to the business.

2012 Say-on-Pay Vote

At our 2012 Annual Meeting of Stockholders, approximately 99% of the votes cast were cast in favor of the advisory vote on the compensation of our Named Executive Officers (not including abstentions or broker non-votes) (the “2012 Say-on-Pay Vote”). With the exception of Ms. Saunders, the 2012 Say-on-Pay Vote occurred after 2012 compensation decisions for Named Executive Officers had been made. Given the strong support from our stockholders in the 2012 Say-on-Pay Vote, the Compensation Committee determined that additional adjustments to the compensation of Named Executive Officers were not necessary.

Policy on Reimbursement of Incentive Payments

In March 2009, the Compensation Committee approved the Policy on Reimbursement of Incentive Payments, which provides that the Company may, in its discretion, require reimbursement of any annual incentive payment or long-term incentive payment to an executive officer or standing officer where: (a) the payment (in shares of the Company’s common stock or otherwise) was predicated upon achieving financial results that were subsequently the subject of a material restatement of the Company’s financial statements filed with the SEC; (b) the Board of Directors or the Compensation Committee determines that the individual engaged in intentional misconduct that caused or substantially caused the need for the restatement; and (c) a lower payment would have been made to the individual based upon the restated financial results. In each such case, the Company, in its discretion, may take one or more of the following actions: (i) cancel any or all outstanding annual incentive awards or long-term incentive awards held by such individual; (ii) demand that the individual return to the Company any or all cash amounts paid to the individual in settlement of an annual incentive award or any or all shares of the Company’s common stock issued to the individual in settlement of a long-term incentive award; and (iii) demand that the individual pay over to the Company any or all of the proceeds received by the individual upon the sale, transfer, or other transaction involving shares of the Company’s common stock issued in settlement of a long-term incentive award.

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

The Compensation Committee

Ronald B. Woodard, Chairperson

Arik A. Ahitov

Deborah L. Bevier

Nora M. Denzel*

*	Ms. Denzel was appointed to the Board of Directors and to the Compensation Committee on January 31, 2013. Ms. Denzel did not attend any Compensation Committee meetings in 2012.

NAMED EXECUTIVE OFFICER COMPENSATION

2012 Summary Compensation Table

The following table shows for the fiscal year ended December 31, 2012, compensation earned by (1) our Chief Executive Officer, (2) our Chief Financial Officer, and (3) the other three most highly compensated individuals who served as executive officers, as of December 31, 2012 (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation		Total

Paul D. Davis (1)	2012	$795,385	$156,877	(2)	$1,259,955	(3)	$545,290	(4)	$751,298	(5)	$9,892	(6)	$3,518,697
Chief Executive Officer and Director	2011	741,667	142,400		1,154,967		492,572		538,035		10,051		3,079,692
	2010	683,333	61,500		1,014,979		648,979		401,144		9,133		2,819,068

Gregg A. Kaplan (7)	2012	$498,077	$363,811	(2)	$769,963	(3)	$333,231	(4)	$365,923	(5)	$16,392	(6)	$2,347,397
President and Chief Operating Officer	2011	470,833	664,502		664,959		283,599		298,866		10,531		2,393,290
	2010	446,667	1,708,179		559,959		358,054		262,211		9,800		3,344,870

J. Scott Di Valerio (8)	2012	$498,077	$71,446	(2)	$629,949	(3)	$272,631	(4)	$313,649	(5)	$3,692	(6)	$1,789,444
Chief Financial Officer	2011	470,833	67,800		559,925		238,823		256,171		10,077		1,603,629
	2010	428,076	40,500		419,979		278,975		264,168		16,600		1,448,298

Donald R. Rench	2012	$354,058	$42,323	(2)	$279,914	(3)	$121,172	(4)	$185,798	(5)	$4,188	(6)	$987,453
Chief Legal Officer, General Counsel, and Corporate Secretary	2011	334,167	38,429		262,427		111,938		151,511		14,532		913,004
	2010	298,394	29,541		202,970		129,799		131,376		9,800		801,881

Anne G. Saunders (9)	2012	$140,000	$148,000	(2)	$449,981	(3)	$—		$252,864	(5)	$51,960	(10)	$1,042,805
President, Redbox

(1)	Mr. Davis retired effective on March 31, 2013.

(2)	Amount reflects the payout under the management team/individual performance component of the 2012 Incentive Compensation Plan, which is further described in “Compensation Discussion and Analysis.” In addition, for Mr. Kaplan, amount includes payment of a retention bonus in the amount of $294,349 in connection with Coinstar’s acquisition of Redbox in 2009 and, for Ms. Saunders, amount includes payment of a $100,000 sign-on bonus, as further described in “Compensation Discussion and Analysis.”

(3)	Amount reflects the aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2012 computed in accordance with FASB ASC Topic 718. Amount includes the grant date fair value of performance-based restricted stock awards at target of $899,968 for Mr. Davis, $549,990 for Mr. Kaplan, $449,955 for Mr. Di Valerio, and $199,955 for Mr. Rench computed in accordance with FASB ASC Topic 718. At the maximum level of achievement, these values would be $1,349,923 for Mr. Davis, $824,956 for Mr. Kaplan, $674,933 for Mr. Di Valerio, and $299,932 for Mr. Rench, as further described in “Compensation Discussion and Analysis.” Assumptions used in the calculation of these amounts are described in notes 2 and 10 to the Company’s audited financial statements included in the Annual Report.

(4)	Amount reflects the aggregate grant date fair value of awards granted during the fiscal year ended December 31, 2012 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are described in notes 2 and 10 to the Company’s audited financial statements included in the Annual Report.

(5)	Amount reflects payout under the Company performance component of the 2012 Incentive Compensation Plan, which is further described in “Compensation Discussion and Analysis.”

(6)	Represents 401(k) retirement plan matching contributions.

(7)	Mr. Kaplan terminated his employment effective on March 31, 2013.

(8)	Mr. Di Valerio was promoted to Chief Executive Officer effective on April 1, 2013, and was also appointed to our Board of Directors effective at that time.

(9)	Ms. Saunders was hired in August 2012.

(10)	Amount represents 401(k) retirement plan matching contribution and relocation expenses, including $35,540 for moving expenses, $3,378 for travel expenses, and a $1,550 tax gross-up associated with the relocation expenses. We value the incremental cost to us for these benefits based on the actual costs or charges incurred by us for the benefits.

2012 Grants of Plan-Based Awards Table

The following table shows (1) equity awards granted to our Named Executive Officers under the 2011 Plan and (2) non-equity incentive plan compensation awards granted to all our Named Executive Officers under the 2012 Incentive Compensation Plan, during the fiscal year ended December 31, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Paul D. Davis	2/16/12							6,330			359,987
	2/16/12								20,111	56.87	545,290
	2/16/12				7,912	15,825	23,737				899,968
			570,462	1,140,924

Gregg A. Kaplan	2/16/12							3,868			219,973
	2/16/12								12,290	56.87	333,231
	2/16/12				4,835	9,671	14,506				549,990
			277,846	555,692

J. Scott Di Valerio	2/16/12							3,165			179,994
	2/16/12								10,055	56.87	272,631
	2/16/12				3,956	7,912	11,868				449,955
			238,154	476,308

Donald R. Rench	2/16/12							1,406			79,959
	2/16/12								4,469	56.87	121,172
	2/16/12				1,758	3,516	5,274				199,955
			141,077	282,154

Anne G. Saunders	8/27/12							8,799			449,981
									—		—
					—	—	—				—
			192,000	384,000

(1)	These columns show the target and maximum payouts (no threshold levels apply) under the Company performance component of the 2012 Incentive Compensation Plan and exclude the potential payouts under the management team/individual performance component, which was discretionary. Amounts were determined based on earnings from the standard 2012 payroll calendar, which ended on December 29, 2012. For additional information regarding these awards, see “Compensation Discussion and Analysis.”

(2)	These columns show the threshold, target, and maximum payouts under 2012 performance-based restricted stock awards made under the 2011 Plan. These awards granted in 2012 were earned in February 2013, with Messrs. Davis, Kaplan, Di Valerio, and Rench earning 132.75% of target amounts. For additional information regarding performance-based restricted stock awards, see “Compensation Discussion and Analysis.”

Employment Agreements

Paul D. Davis, former Chief Executive Officer. In April 2008, the Company entered into an employment agreement with Paul D. Davis in connection with his hire as our Chief Operating Officer; this agreement was amended on December 31, 2008 for compliance with Section 409A of the Code and amended and restated as of April 1, 2009 in connection with his promotion to Chief Executive Officer. Under the terms of the employment agreement, as amended and restated, the Company agreed to pay Mr. Davis an initial annual base salary of $600,000 in connection with his promotion to Chief Executive Officer, subject to possible increase at the discretion of the Compensation Committee. Mr. Davis was also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the award. For a description of the severance provisions in Mr. Davis’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.” Mr. Davis retired effective March 31, 2013.

Gregg A. Kaplan, former President and Chief Operating Officer. In April 2009, the Company entered into an employment agreement with Gregg A. Kaplan in connection with his hire as our President and Chief Operating Officer. Under the terms of the employment agreement, the Company agreed to pay Mr. Kaplan an initial annual base salary of $430,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Kaplan was also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the award. For a description of the severance provisions in Mr. Kaplan’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.” Additionally, in April 2009, the Company entered into a letter agreement with Mr. Kaplan, as amended in May 2009, which provided for a stock option to purchase 92,053 shares of Coinstar’s common stock in 2009 and certain cash payments in 2010, 2011, and 2012, subject to continued employment, as described above in “Compensation Discussion and Analysis” and below in “Elements of Post-Termination Compensation and Benefits.” Mr. Kaplan terminated his employment effective on March 31, 2013.

J. Scott Di Valerio, former Chief Financial Officer and current Chief Executive Officer. In January 2010, the Company entered into an employment agreement with J. Scott Di Valerio in connection with his hire as our Chief Financial Officer. Under the terms of the employment agreement, the Company agreed to pay Mr. Di Valerio an initial annual base salary of $450,000, subject to possible increase at the discretion of the Compensation Committee. Mr. Di Valerio was also eligible to receive annual cash awards based on the achievement of certain performance targets applicable to the award. For a description of the severance provisions in Mr. Di Valerio’s employment agreement, please refer to the section below entitled “Elements of Post-Termination Compensation and Benefits.” Mr. Di Valerio was promoted to Chief Executive Officer effective on April 1, 2013, and was also appointed to our Board of Directors effective at that time. In connection with his promotion, in January 2013, the Company entered into an offer letter and an Amended and Restated Employment Agreement, which became effective on April 1, 2013.

Anne G. Saunders, President, Redbox. In August 2012, the Company entered into an offer letter and an Employment Agreement with Anne G. Saunders in connection with her hire as President, Redbox. Under the terms of the agreements, the Company agreed to pay Ms. Saunders an initial annual base salary of $400,000, subject to possible increase at the discretion of the Compensation Committee. For 2012, Ms. Saunders was also eligible to receive a cash award with a target payout equal to $240,000, or 60% of her base salary, based on the achievement of certain performance targets applicable to the award and a time-based restricted stock award with a value of $450,000. In addition, the offer letter with Ms. Saunders provides for the following benefits to assist with her relocation and transition: a sign-on bonus of $100,000 and relocation-related expenses, including reimbursement for the costs associated with closing the sale of her home; the moving of household goods (up to $100,000); temporary housing, storage of personal items, or use of a rental car (up to $30,000); and a tax gross-up associated with the relocation expenses.

2012 Incentive Compensation Plan

For 2012, short-term incentive awards were granted to the Named Executive Officers under the 2012 Incentive Compensation Plan. The 2012 awards consisted of cash awards tied to two components—Company performance and management team/individual performance. For additional information regarding the 2012 Incentive Compensation Plan, see “Compensation Discussion and Analysis.”

2011 Incentive Plan

Long-term incentives awarded to Messrs. Davis, Kaplan, Di Valerio, and Rench in 2012 consisted of equity compensation in the form of stock options, time-based restricted stock awards, and performance-based restricted stock awards under the 2011 Plan. Awards of time-based restricted stock vest (and are no longer subject to forfeiture) in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. The term of the stock options is ten years, and the options vest in equal annual installments over the period from the date of award until the fourth anniversary of the date of award. The exercise price for the stock options is equal to the closing price on the date of grant. Restricted stock under the performance-based restricted stock awards is earned based on the level of achievement of specified performance goals. Once earned, the restricted stock vests in three equal annual installments, provided that the executive continues to provide services to us. For additional information regarding the performance-based restricted stock awards, see “Compensation Discussion and Analysis.”

Long-term incentives awarded to Ms. Saunders in 2012 consisted of equity compensation in the form of a time-based restricted stock award under the 2011 Plan. The award vests (and is no longer subject to forfeiture) in equal annual installments over the period from the date of award until the fourth anniversary of the date of award.

Cash Compensation in Proportion to Total Compensation

The proportion of cash compensation (which includes earned salary, earned incentives from the 2012 Incentive Compensation Plan, and certain non-standard cash payments, as discussed below) compared to total compensation varies among the Named Executive Officers. Specifically, allocation among the different components of compensation varies based on the position and level of responsibility. For example, those Named Executive Officers who have a greater ability to influence Coinstar’s performance generally will have a higher level of at-risk compensation in the form of an increased percentage of total compensation in stock options, time-based restricted stock awards, and performance-based restricted stock awards. The lower the level of influence of an executive, generally, the higher the percentage of the executive’s total compensation that is in the form of cash compensation with a correspondingly lower percentage of stock options, time-based restricted stock awards, and performance-based restricted stock awards. Accordingly, executive compensation for higher-level executives generally is set to align closely with stockholders’ and Coinstar’s long-term shared interests. In 2012, the percentage of total cash compensation as compared to total compensation was as follows: Mr. Davis, 48%; Mr. Kaplan, 52%; Mr. Di Valerio, 49%; Mr. Rench, 59%; and Ms. Saunders, 52%. Mr. Kaplan received a $294,349 cash retention payment in 2012 as described under “Retention Arrangements” in “Compensation Discussion and Analysis,” increasing the percentage of cash payments to him. Ms. Saunders received a $100,000 sign-on bonus in 2012 related to her relocation and new hire package as described under “Other Benefits and Perquisites” in “Compensation Discussion and Analysis,” increasing the percentage of cash payments to her.

2012 Outstanding Equity Awards at Fiscal Year-End Table

The following table shows the outstanding stock options and unvested stock awards held by each Named Executive Officer as of December 31, 2012.

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2)
	Exercisable		Unexercisable
Paul D. Davis	25,000		—		$30.82	4/7/2013
	11,207	(3)	11,208	(3)	$29.10	3/19/2014
	21,969	(4)	21,970	(4)	$29.71	2/24/2020
	5,495	(5)	16,485	(5)	$45.02	2/22/2021
	—	(6)	20,111	(6)	$56.87	2/16/2022
							2,233	(7)	$116,138
							4,881	(8)	$253,861
							9,675	(9)	$503,197
							5,498	(10)	$285,951
							14,836	(11)	$771,620
							6,330	(12)	$329,223
							21,007	(13)	$1,092,574
Gregg A. Kaplan	15,517	(3)	5,173	(3)	$29.10	3/19/2014
	69,039	(3)	23,014	(3)	$29.10	3/19/2014
	12,121	(4)	12,121	(4)	$29.71	2/24/2020
	3,163	(5)	9,492	(5)	$45.02	2/22/2021
	—	(6)	12,290	(6)	$56.87	2/16/2022
							1,030	(7)	$53,570
							2,693	(8)	$140,063
							5,337	(9)	$277,577
							3,165	(10)	$164,612
							8,541	(11)	$444,217
							3,868	(12)	$201,175
							12,838	(13)	$667,704
J. Scott Di Valerio	2,000	(14)	10,310	(14)	$26.84	1/19/2015
	2,664	(5)	7,993	(5)	$45.02	2/22/2021
	—	(6)	10,055	(6)	$56.87	2/16/2022
							1,118	(15)	$58,147
							4,003	(9)	$208,196
							2,665	(10)	$138,607
							7,192	(11)	$374,056
							3,165	(12)	$164,612
							10,503	(13)	$546,261

Name	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price (1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (2)
	Exercisable		Unexercisable
Donald R. Rench	13,000		—		$18.19	1/2/2014
	13,800		—		$24.90	1/13/2015
	5,692	(3)	1,898	(3)	$29.10	3/19/2014
	4,394	(4)	4,394	(4)	$29.71	2/24/2020
	1,248	(5)	3,747	(5)	$45.02	2/22/2021
	—	(6)	4,469	(6)	$56.87	2/16/2022
							378	(7)	$19,660
							976	(8)	$50,762
							1,934	(9)	$100,587
							1,249	(10)	$64,960
							3,371	(11)	$175,326
							1,406	(12)	$73,126
							4,667	(13)	$242,731
Anne G. Saunders
							8,799	(16)	$457,636

(1)	The per share option exercise price represents the closing price of the Company’s common stock on the date of grant.

(2)	Market value was determined by multiplying the number of shares of stock by $52.01 (the closing price of the Company’s common stock on December 31, 2012).

(3)	These options were granted on March 19, 2009 pursuant to the 1997 Plan with a term of five years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(4)	These options were granted on February 24, 2010 pursuant to the 1997 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(5)	These options were granted on February 22, 2011 pursuant to the 1997 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(6)	These options were granted on February 16, 2012 pursuant to the 2011 Plan with a term of ten years, and the awards vest over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(7)	Represent the unvested portions of awards made on March 19, 2009 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(8)	Represent the unvested portions of awards made on February 24, 2010 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(9)	Represent the unvested portions of performance-based restricted stock awards earned on February 22, 2011 (for 2010 performance) pursuant to the 1997 Plan that vest 33.33% on March 30, 2011 and 33.33% annually thereafter.

(10)	Represent the unvested portions of awards made on February 22, 2011 pursuant to the 1997 Plan that vest 25% one year from the award date and 25% annually thereafter.

(11)	Represent the unvested portions of performance-based restricted stock awards earned on February 16, 2012 (for 2011 performance) pursuant to the 1997 Plan and 2011 Plan. Original target grant awarded under 1997 Plan; above target grant awarded under 2011 Plan; each vests 33.33% on March 7, 2012 and 33.33% annually thereafter.

(12)	Represent the unvested portions of awards made on February 16, 2012 pursuant to the 2011 Plan that vest 25% one year from the award date and 25% annually thereafter.

(13)	Represent the unvested portions of performance-based restricted stock awards made on February 16, 2012 pursuant to the 2011 Plan that were earned for 2012 performance at 132.75% of target and that vest 33.33% on February 16, 2013 and 33.33% annually thereafter.

(14)	This option was granted on January 19, 2010 pursuant to the 1997 Plan with a term of five years, and the award vests over four years with 25% vesting one year from the grant date and 25% annually thereafter.

(15)	Represents the unvested portion of an award made on January 19, 2010 pursuant to the 1997 Plan that vests 25% one year from the award date and 25% annually thereafter.

(16)	Represents the unvested portion of an award made on August 27, 2012 pursuant to the 2011 Plan that vests 25% one year from the award date and 25% annually thereafter.

2012 Option Exercises and Stock Vested Table

The following table shows, for the fiscal year ended December 31, 2012, the options exercised and restricted stock vested for the Named Executive Officers.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Paul D. Davis	69,956	$2,087,877	37,266	$2,309,349
Gregg A. Kaplan	—	—	18,193	$1,124,934
J. Scott Di Valerio	8,309	$313,190	9,606	$576,793
Donald R. Rench	27,572	$967,667	7,133	$438,861
Anne G. Saunders	—	—	—	—

(1)	Based on the difference between the fair market value of the Company’s common stock at the time of exercise and the exercise price of the option.

(2)	Based on the closing price of the Company’s common stock on the vesting date.

Elements of Post-Termination Compensation and Benefits

Under certain circumstances, Coinstar (or Redbox) will enter into an employment, change of control, transition, and/or retention agreement with an executive. Otherwise, executives serve at the will of the Board of Directors, enabling the Company to remove an executive whenever it is in the best interests of the Company, with full discretion on any severance package (excluding vested compensation and benefits).

Employment Agreements

Messrs. Davis, Kaplan, and Di Valerio and Ms. Saunders. As of December 31, 2012, the Company had employment agreements with the Chief Executive Officer, Paul D. Davis, the President and Chief Operating Officer, Gregg A. Kaplan, the Chief Financial Officer, J. Scott Di Valerio, and the President, Redbox, Anne G. Saunders. In January 2013, in connection with his promotion to Chief Executive Officer effective on April 1, 2013, the Company entered into an Amended and Restated Employment Agreement with Mr. Di Valerio. Each of the agreements in effect as of December 31, 2012 provides that the executive will be entitled to the following benefits if the executive is terminated at any time without cause (as defined below), and, pursuant to Mr. Di Valerio’s agreement, he will also be entitled to the following benefits if he terminates his employment for good reason (as defined below):

•	termination payments equal to 12 months’ annual base salary;

•	any unpaid annual base salary that had accrued for services already performed as of the date of termination;

•	for Messrs. Davis and Kaplan and Ms. Saunders, any prorated cash bonus consistent with the existing program for executives (provided performance targets applicable for any such bonuses are met);

•	for Mr. Di Valerio, a pro rata portion of his annual bonus for the year;

•

for Messrs. Davis, Kaplan, and Di Valerio, Company payment of the premium for the executive’s and the executive’s spouse’s and dependent children’s COBRA continuation coverage under the Company’s group health plans for a period of up to 12 months; and

•	for Ms. Saunders, an amount equal to 12 months of COBRA premiums at the rate in effect on the date of termination for the executive and the executive’s spouse and dependent children.

For Messrs. Davis, Kaplan, and Di Valerio, termination payments made in connection with a termination without cause, or for good reason with respect to Mr. Di Valerio, will be paid to the executive in 12 equal monthly installments, beginning the month after the executive’s termination, and any unpaid annual base salary and prorated bonus will be paid at the same time such amounts would have been paid had the executive’s employment not been terminated. For Ms. Saunders, termination payments made in connection with a termination without cause will be paid in a lump sum within ten business days after the release of claims provided in the employment agreement becomes effective and any unpaid annual base salary will be paid at the same time such amounts would have been paid had the executive’s employment not been terminated.

For one year following the termination of employment, the executive is subject to certain noncompetition provisions. In addition, the executive is subject to certain nondisclosure and nondisparagement provisions.

For purposes of the employment agreements described above, “cause” is defined as:

•

failure or refusal to carry out the lawful duties of the executive or any directions of the Board, which directions are reasonably consistent with the duties set forth in the employment agreement to be performed by the executive;

•	violation by the executive of a state or federal criminal law involving the commission of a crime against Coinstar or a felony;

•

current use by the executive of illegal substances; deception, fraud, misrepresentation, or dishonesty by the executive; or any act or omission by the executive that substantially impairs Coinstar’s business, goodwill, or reputation; or

•	any other material violation of any provision of the employment agreement.

For purposes of Mr. Di Valerio’s employment agreement, “good reason” generally includes any of the following events, provided that within specified time frames Mr. Di Valerio provides the Company with notice, the Company fails to remedy the event or condition, and Mr. Di Valerio actually terminates employment:

•	a material decrease in the executive’s annual base salary;

•	a material decrease in the executive’s authority, duties, or responsibilities;

•	a relocation of the executive’s principal place of employment to a location more than 50 miles away; or

•	any other material breach of the agreement.

Change of Control Agreements

Messrs. Davis, Kaplan, and Di Valerio. As of December 31, 2012, the Company had change of control agreements with Messrs. Davis, Kaplan, and Di Valerio that were entered into in conjunction with the execution of each such executive’s employment agreement described above. The change of control agreements provide that, following a change of control of the Company, the executive’s authority, duties, and responsibilities will be at least reasonably commensurate with the most significant of those held, exercised, and assigned at any time during the 90-day period immediately preceding the date of the change of control. In addition, the executive will be entitled to continued compensation and benefits at levels comparable to those prior to the change of control and reimbursement for all reasonable employment expenses.

If a change of control occurs during the period beginning on the date of the agreement and ending on the date two years following notice from the Company that the Company intends to terminate the agreement, then the executive will be eligible to receive the following benefits if the Company terminates his employment other than for cause (as defined above in their respective employment agreements) or if the executive terminates his employment for good reason (as defined below):

•	the executive’s annual base salary through the date of termination;

•

a prorated bonus calculated as the product of (a) the executive’s annual bonus with respect to the fiscal year in which the date of termination occurs and (b) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination and the denominator of which is 365;

•	any compensation previously deferred (together with any accrued interest or earnings thereon);

•	any accrued but unpaid vacation pay; and

•	an amount as separation pay equal to the executive’s annual base salary.

Payments for base salary through the date of termination, the prorated bonus, and any accrued but unpaid vacation will be paid in a lump sum within 30 days of the date of termination. Payments of deferred compensation will be paid in accordance with the provisions of the plan under which the compensation was deferred. Payments for the separation pay will be paid in 12 equal monthly installments, beginning the month after termination. If the executive’s employment is terminated by reason of death or total disability, the executive (or the executive’s estate or beneficiary, as applicable in the case of the executive’s death) will receive the executive’s annual base salary through the date of termination, the executive’s prorated bonus (as described above), any compensation previously deferred, and any accrued but unpaid vacation pay. The change of control agreements do not include any provisions relating to the acceleration of equity awards in the event of a change of control. Equity award acceleration in the event of a change of control is discussed below under “Change of Control Provisions for Equity Awards.”

Mr. Rench and Ms. Saunders. As of December 31, 2012, the Company had change of control agreements with our Chief Legal Officer, General Counsel, and Corporate Secretary, Donald R. Rench, and with the President, Redbox, Anne G. Saunders. Under the terms of the change of control agreements, for two years following a change of control (the “Post-Change of Control Period”) of the Company, the executive’s authority, duties, and responsibilities will be at least reasonably commensurate with the most significant of those held, exercised, and assigned at any time during the 90-day period immediately preceding the date of the change of control. During the Post-Change of Control Period, the executive will be entitled to continued compensation and benefits at levels comparable to those prior to the change of control and reimbursement for all reasonable employment expenses.

If at any time during the Post-Change of Control Period the Company terminates the executive’s employment without cause (as defined below), or the executive terminates employment with good reason (as defined below), the executive will be entitled to:

•	the same benefits as set forth above for Messrs. Davis, Kaplan, and Di Valerio; and

•

Company payment of the premiums for the executive’s and the executive’s spouse’s and dependent children’s COBRA continuation coverage under the Company's group health plans for a period of up to 12 months.

Payments for base salary through the date of termination, the prorated bonus, and any accrued but unpaid vacation pay will be paid in a lump sum within 30 days of the date of termination. Payments of deferred compensation will be paid in accordance with the provisions of the plan under which the compensation was deferred. Payments for the separation pay will be paid in 12 equal monthly installments, beginning the month after termination. If the executive’s employment terminates by reason of death or total disability during the Post-Change of Control Period, the executive (or the executive’s estate or beneficiary, as applicable in the case of death) will receive the executive’s annual base salary through the date of termination, a prorated bonus (as described above), any compensation previously deferred, and any accrued but unpaid vacation pay. Similar to the agreements with Messrs. Davis, Kaplan, and Di Valerio, the change of control agreements with Mr. Rench and Ms. Saunders do not include any provisions relating to the acceleration of equity awards in the event of a change of control. Equity award acceleration in the event of a change of control is discussed below under “Change of Control Provisions for Equity Awards.”

For purposes of each of Mr. Rench’s and Ms. Saunders’ change of control agreements, “cause” is defined as:

•	failure or refusal to carry out the lawful duties of the executive or any directions of the Board, which directions are reasonably consistent with the duties to be performed by the executive;

•	violation by the executive of a state or federal criminal law involving the commission of a crime against Coinstar or a felony;

•

current use by the executive of illegal substances; deception, fraud, misrepresentation, or dishonesty by the executive; or any act or omission by the executive that substantially impairs Coinstar’s business, goodwill, or reputation; or

•	any material violation of the confidentiality, noncompetition, and/or nonsolicitation provisions to which the executive is bound.

For purposes of all the change of control agreements, “good reason” generally includes any of the following events, provided that within specified time frames the executive provides the Company with notice, the Company fails to remedy the event or condition, and the executive actually terminates employment:

•	a decrease in the executive’s annual base salary;

•	a decrease in the executive’s authority, duties, or responsibilities;

•	a relocation of the executive’s principal place of employment more than 50 miles away;

•

with respect to Messrs. Davis, Kaplan, and Di Valerio, the failure of the Company to comply with and satisfy the assignment provisions in the applicable employment agreement, subject to certain notice requirements; or

•	any other material breach of the executive’s change of control agreement or employment agreement, as applicable.

For purposes of all the change of control agreements, “change of control” is generally defined as:

•	a Board change in which individuals who constitute the Board as of the date of the agreement cease to constitute at least a majority of the Board;

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

•	consummation of a reorganization, merger, or consolidation approved by the stockholders; or

•	consummation of a complete liquidation, dissolution, or the sale or other disposition of all or substantially all of the assets approved by the stockholders.

Change of Control Provisions for Equity Awards

Change of Control Provisions in the 1997 Plan. The 1997 Plan provides that the plan administrator retains the discretion to do one or more of the following in the event of a merger, reorganization, or sale of substantially all of the assets of Coinstar:

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

Change of Control Provisions in the 2011 Plan. Under the 2011 Plan, unless the plan administrator determines otherwise in the instrument evidencing an award or in a written employment, services, or other agreement between a participant and the Company or a related company, in the event of a change of control (as defined below):

•

If the change of control is a company transaction in which awards, other than performance shares and performance units, could be converted, assumed, substituted for, or replaced by the successor company, then, to the extent that the successor company converts, assumes, substitutes for, or replaces such awards, the vesting restrictions and forfeiture provisions applicable to such awards will not be accelerated or lapse, and all such vesting restrictions and forfeiture provisions will continue with respect to any shares of the successor company or other consideration that may be received with respect to such awards. To the extent such outstanding awards are not converted, assumed, substituted for or replaced by the successor company, such awards will become fully vested and exercisable or payable, and all applicable restrictions or forfeiture provisions will lapse, immediately prior to the change of control. Such awards will then terminate at the effective time of the change of control.

•

If the change of control is not a company transaction in which awards, other than performance shares and performance units, could be converted, assumed, substituted for, or replaced by the successor company, all outstanding awards, other than performance shares and performance units, will become fully vested and exercisable or payable, and all applicable restrictions or forfeiture provisions will lapse, immediately prior to the change of control. Such awards will then terminate at the effective time of the change of control.

•

All performance shares and performance units earned and outstanding as of the date the change of control occurs and for which the payout level has been determined will be payable in full in accordance with the payout schedule included in the instrument evidencing the award. Any remaining outstanding performance shares or performance units for which the payout level has not been determined will be prorated at the target payout level up to and including the date of the change of control and will be payable in accordance with the payout schedule included in the instrument evidencing the award.

•	The Compensation Committee may in its discretion instead provide that a participant’s outstanding awards will terminate in exchange for a cash payment.

Unless the Compensation Committee determines otherwise with respect to an award at the time it is granted or unless otherwise defined for purposes of an award in a written employment, services, or other agreement between a participant and the Company or a related company, a “change of control” of the Company for purposes of the 2011 Plan generally means the occurrence of any of the following events:

•

an acquisition by any individual, entity, or group of beneficial ownership of 20% or more, if not approved in advance by a majority of the incumbent Board, or 33% or more, if approved in advance by a majority of the incumbent Board, of either (a) the then outstanding shares of common stock or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (generally excluding any acquisition directly from the Company, any acquisition by the Company, any acquisition by any employee benefit plan of the Company or a related company, or an acquisition pursuant to certain related party transactions);

•

a change in the composition of the Board such that the incumbent Board members cease to constitute at least a majority of the Board (not including directors whose election, or nomination for election by stockholders, was approved by a majority of the incumbent Board); or

•

consummation of a “company transaction,” which for purposes of the 2011 Plan is generally defined as a merger or consolidation, a sale of at least 60% of the Company’s outstanding voting securities, or a sale, lease or other transfer of all or substantially all of the assets of the Company, unless (a) after such transaction the beneficial owners of common stock and voting securities immediately prior to the transaction retain at least 60% of such common stock and voting securities of the company resulting from such transaction, (b) no person beneficially owns 33% or more of the then outstanding common stock or voting securities of the company resulting from such transaction, and (c) at least a majority of the board of directors of the company resulting from such transaction were incumbent directors of the Company prior to such transaction.

If the Company dissolves or liquidates, unless the Compensation Committee determines otherwise, outstanding awards will terminate immediately prior to such dissolution or liquidation.

Awards to Executives Under the 1997 Plan and 2011 Plan. As of December 31, 2012, the Compensation Committee had granted stock options and restricted stock awards under the 1997 Plan to all of our Named Executive Officers other than Ms. Saunders and under the 2011 Plan to all of our Named Executive Officers. The awards granted through December 31, 2012 provide for accelerated vesting upon a merger, reorganization, sale of substantially all of the assets of Coinstar, or a change of control (as defined above), as follows:

•

Messrs. Davis, Kaplan, and Di Valerio. Unvested options granted in or before February 2010, except for the option granted to Mr. Kaplan as part of his retention arrangement with the Company, fully accelerate in vesting, and the unvested time-based restricted stock awards and earned performance-based restricted stock awards granted in or before February 2010 are no longer subject to forfeiture. In March 2010, we adopted double-trigger arrangements for new equity awards provided to these executives under the 1997 Plan, and awards under the 2011 Plan include similar provisions. Under the double-trigger arrangements, options accelerate in vesting and, with respect to the time-based and earned performance-based restricted stock awards, are no longer subject to forfeiture, if a successor company does not assume or substitute such awards. In the event that the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within two years of the transaction without cause or by the executive for good reason, 100% of the options automatically vest and, with respect to the time-based and earned performance-based restricted stock awards, are no longer subject to forfeiture. For purposes of these awards, “cause” and “good reason” are defined below.

•

Mr. Rench and Ms. Saunders. Unvested options accelerate in vesting and, with respect to the unvested time-based and earned performance-based restricted stock awards, are no longer subject to forfeiture, if a successor company does not assume or substitute such awards. In the event the awards are assumed or substituted for and the executive’s employment or service relationship is terminated in connection with a change of control or within one year of the transaction without cause or by the executive for good reason, 50% of the unvested portions of the options automatically vest and, with respect to the time-based and earned performance-based restricted stock awards, are no longer subject to forfeiture. For purposes of these awards, “cause” and “good reason” are defined below.

•

Mr. Kaplan. The option for 92,053 shares granted to Mr. Kaplan as part of his retention arrangement with the Company included similar provisions as described above for Mr. Rench and Ms. Saunders but included an additional acceleration provision in the event of termination without cause or for good reason prior to March 19, 2013.

Definitions of “Cause” and “Good Reason” Under the 1997 Plan and 2011 Plan. For purposes of the 1997 Plan, “cause” is defined as dishonesty, fraud, misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conviction or confession of a crime punishable by law (except minor violations), in each case as determined by the plan administrator, whose determination will be conclusive and binding.

For purposes of the 2011 Plan, unless otherwise defined in the instrument evidencing an award or in a written employment, services, or other agreement between a participant and the Company or a related company, “cause” is defined as dishonesty, fraud, serious or willful misconduct, unauthorized use or disclosure of confidential information or trade secrets, violation of a state or federal criminal law involving the commission of a crime against the Company or a felony, current use of illegal substances, or any act or omission that substantially impairs the Company’s business, goodwill, or reputation, in each case as determined by the Company’s chief human resources officer or other person performing that function or, in the case of directors and executives, the Compensation Committee, whose determination will be conclusive and binding.

For purposes of the 1997 Plan and 2011 Plan, “good reason” is defined as the occurrence of any of the following events or conditions and the failure of the successor company to cure any such event or condition within 30 days after receipt of written notice from the executive:

•

a change in the executive’s status, position, or responsibilities (including reporting responsibilities) that, in the executive’s reasonable judgment, represents a substantial reduction in the status, position, or responsibilities as in effect immediately prior thereto; the assignment to the executive of any duties or responsibilities that, in the executive’s reasonable judgment, are materially inconsistent with such status, title, position, or responsibilities; or any removal of the executive from or failure to reappoint or reelect the executive to any of such positions, except in connection with the termination of the executive’s employment for cause, as a result of his or her disability or death, or by the executive other than for good reason;

•	a reduction in the executive’s annual base salary;

•

the successor company’s requiring the executive (without the executive’s consent) to be based at any place outside a 50-mile radius of his or her place of employment prior to the transaction, except for reasonably required travel on the successor company’s business that is not materially greater than such travel requirements prior to the transaction;

•

the successor company’s failure to (a) continue in effect any material compensation or benefit plan (or the substantial equivalent thereof) in which the executive was participating at the time of the transaction or (b) provide the executive with compensation and benefits substantially equivalent (in terms of benefit levels and/or reward opportunities) to those provided for under each material executive benefit plan, program, and practice as in effect immediately prior to the transaction;

•	any material breach by the successor company of its obligations to the executive under the 1997 Plan or 2011 Plan, as applicable, or any substantially equivalent plan of the successor company; or

•

any purported termination of the executive’s employment or service relationship for cause by the successor company that is not in accordance with the definition of cause under the 1997 Plan or 2011 Plan, as applicable.

Potential Payments Upon Termination or Change of Control Table

The following table shows the estimated incremental compensation for the Named Executive Officers as of December 31, 2012 in the event a termination or change of control had occurred on that date. The table does not include benefits generally available to all employees or payments and benefits that the Named Executive Officers would have already earned during their employment with us whether or not a termination or change of control event had occurred. Actual amounts payable can only be determined at the time of termination or change of control.

Name	Benefit	Before Change of Control Termination Without Cause or for Good Reason	Change of Control (1)
Paul D. Davis	Cash Severance (2)	$800,000	$800,000
	Restricted Stock Acceleration (3)	—	3,352,564
	Stock Option Acceleration (4)	—	861,936
	Health and Benefits (5)	19,351	—

	Total	$819,351	$5,014,500

Gregg A. Kaplan	Cash Severance (2)	$500,000	$500,000
	Restricted Stock Acceleration (3)	—	1,948,918
	Stock Option Acceleration (4)	527,251	982,412
	Health and Benefits (5)	10,148	—

	Total	$1,037,399	$3,431,330

J. Scott Di Valerio	Cash Severance (2)	$500,000	$500,000
	Restricted Stock Acceleration (3)	—	1,489,879
	Stock Option Acceleration (4)	—	315,374
	Health and Benefits (5)	19,351	—

	Total	$519,351	$2,305,253

Donald R. Rench	Cash Severance (2)	$—	$355,000
	Restricted Stock Acceleration (3)	—	727,152
	Stock Option Acceleration (4)	—	167,661
	Health and Benefits (5)	—	18,310

	Total	$—	$1,268,123

Anne G. Saunders	Cash Severance (2)	$400,000	$400,000
	Restricted Stock Acceleration (3)	—	457,636
	Stock Option Acceleration (4)	—	—
	Health and Benefits (5)	19,351	19,351

	Total	$419,351	$876,987

(1)	Except for restricted stock and stock option acceleration, the amounts in this column assume termination of employment in connection with, or within a designated period after, a change of control.

(2)	Amount reflects cash severance of one year’s annual base salary based on the executive’s 2012 annual base salary.

(3)	Calculated by multiplying the number of accelerated shares of restricted stock by $52.01 (the closing price of the Company’s common stock on December 31, 2012). For purposes of the amounts reflected in the “Change of Control” column of the table, the number of shares of performance-based restricted stock actually earned for 2012 is reflected, and we have assumed that the awards accelerated in full, either because the surviving company refused to assume or substitute awards or, with respect to awards under the 2011 Plan, because the change of control was not a company transaction.

(4)	Calculated by multiplying the number of shares underlying stock options subject to acceleration by $52.01 (the closing price of the Company’s common stock on December 31, 2012) less the per share exercise price of the stock option grants. For purposes of the amounts reflected in the “Change of Control” column of the table, we have assumed that the grants accelerated in full either because the surviving company refused to assume or substitute grants or, with respect to the grants under the 2011 Plan, because the change of control was not a company transaction.

(5)	Amount reflects the payment of COBRA premiums for 12 months following termination.

2012 Director Compensation Table

The following table shows compensation earned by or paid to non-employee directors who served as directors for 2012. Paul D. Davis, as Chief Executive Officer, did not receive additional compensation for his services on the Board of Directors in 2012. The compensation of Mr. Davis is described in the “2012 Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
Arik A. Ahitov	$89,750	$74,981	$34,978	$199,709
Deborah L. Bevier	118,500	104,998	49,956	273,454
Nelson C. Chan	80,750	74,981	34,978	190,709
David M. Eskenazy	98,500	74,981	34,978	208,459
Robert D. Sznewajs	88,500	74,981	34,978	198,459
Ronald B. Woodard	92,000	74,981	34,978	201,959

(1)	As of December 31, 2012, non-employee directors had the following aggregate number of restricted stock awards outstanding: Mr. Ahitov, 1,229; Ms. Bevier, 1,721; Mr. Chan, 1,229; Mr. Eskenazy, 1,229; Mr. Sznewajs, 1,229; and Mr. Woodard, 1,229. The dollar amounts in this column reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) for awards granted during the fiscal year ended December 31, 2012. Assumptions used in the calculation of these amounts are described in footnotes 2 and 10 to the Company’s audited financial statements included in the Annual Report. On June 7, 2012, each non-employee director (other than Ms. Bevier) received an annual award of 1,229 shares of restricted stock with a grant date fair value of $75,000 and Ms. Bevier, as Chair of the Board, received an annual award of 1,721 shares of restricted stock with a grant date fair value of $105,000, each such restricted stock award vests one year from the date of grant and, if unvested, is forfeited upon a director’s termination of service.

(2)	As of December 31, 2012, non-employee members of the directors had the following aggregate number of stock options outstanding: Mr. Ahitov, 3,944; Ms. Bevier, 11,690; Mr. Chan, 2,498; Mr. Eskenazy 10,473; Mr. Sznewajs, 10,473; and Mr. Woodard, 10,473. The dollar amounts in this column reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards granted during the fiscal year ended December 31, 2012. Assumptions used in the calculation of these amounts are described in footnotes 2 and 10 to the Company’s audited financial statements included in the Annual Report. On June 7, 2012, each non-employee director (other than Ms. Bevier) received an annual stock option grant to purchase 1,226 shares of common stock with a grant date fair value of $35,000 and Ms. Bevier, as Chair of the Board, received an annual stock option grant to purchase 1,751 shares of common stock with a grant date fair value of $50,000, each such stock option vests in equal monthly installments over one year from the date of grant and has a term of ten years.

Time and Manner of Compensation

Cash compensation for attending committee meetings and more than ten meetings of the Board of Directors in a given year is paid at the end of each fiscal quarter. Annual cash retainers for service as a director or committee chairperson are paid in quarterly installments at the same time as committee meeting fees are paid. Directors are also reimbursed for reasonable Coinstar-related travel expenses.

Pursuant to a non-employee director program, effective as of June 1, 2011 and administered under the 2011 Incentive Plan, stock options and restricted stock awards are automatically awarded upon initial election or appointment to the Board of Directors and following each annual meeting of stockholders. The terms of these awards are described in footnotes 1 and 2 to the table above. Stock options are granted with exercise prices equal to the per share fair market value of Coinstar common stock on the date of grant.

2012 Director Compensation

For 2012, the components of Coinstar’s standard non-employee director cash and equity compensation were:

Compensation Paid to Non-Employee Directors
Annual retainer	$50,000
Annual restricted stock award	$75,000	(1)
Annual stock option grant	$35,000	(1)
Stock option grant upon initial election or appointment	Prorated	(2)
Restricted stock award upon initial election or appointment	Prorated	(2)
Attendance at Board meetings in excess of ten meetings in a given year	$1,500	(3)

Compensation for Attendance at Committee Meetings
Audit Committee	$1,250
Compensation Committee	$1,000
Nominating and Governance Committee	$1,000

Additional Compensation for Board Chair and Committee Chairpersons
Non-Employee Board Chair
Annual retainer	$35,000
Annual restricted stock award	$30,000	(1)
Annual stock option grant	$15,000	(1)
Audit Committee Chairperson (if not Board Chair)	$15,000
Compensation Committee Chairperson (if not Board Chair)	$10,000
Nominating and Governance Committee Chairperson (if not Board Chair)	$7,500

(1)	Awards are granted based on grant date fair value.

(2)	Upon an initial election or appointment to the Board of Directors on a date other than the date of an annual meeting of stockholders, each non-employee director is automatically granted a prorated annual stock option grant and restricted stock award, based on the number of full calendar months between the date of initial election or appointment and the date of the first anniversary of the then last annual meeting of stockholders.

(3)	Each one-year period is measured from the date of one annual meeting of stockholders to the next annual meeting of stockholders.

Non-Employee Director Stock Ownership Guidelines

The Board of Directors believes that significant stock ownership by its non-employee directors further aligns their interests with the interests of the Company’s stockholders. Effective December 1, 2010, the Board approved revised stock ownership guidelines that provide that each non-employee director should personally own shares of Coinstar’s common stock equal in market value to at least five times his or her annual base retainer. Shares of stock that count towards satisfaction of these guidelines include (a) fully vested shares owned directly or indirectly through immediate family members and (b) unvested restricted shares. The shares owned are valued at the greater of (a) the price at the time of purchase/acquisition or (b) the current market value. Ownership is measured as of December 1 of each year. Non-employee directors as of the date the guidelines were adopted are expected to meet the guidelines by December 1, 2015. Non-employee directors joining the Board after the guidelines were adopted will have until December 1 of the fifth fiscal year after being appointed as a director to come into compliance. Non-employee directors must show progress of at least 20% per year toward the five-year stock ownership target until such target is met. All non-employee directors were in compliance with the non-employee director stock ownership guidelines as of the last measurement date.

For additional information regarding the stock holdings of our non-employee directors, see “Security Ownership of Certain Beneficial Owners, Directors, and Management.” Mr. Davis was and Mr. Di Valerio is subject to the officer stock ownership guidelines described in “Compensation Discussion and Analysis.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table shows the shares of Coinstar common stock authorized for issuance under our equity compensation plans as of December 31, 2012.

Our stockholder-approved equity compensation plans consist of our 1997 Amended and Restated Equity Incentive Plan (the “1997 Plan”), our 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Director Plan”), and our 2011 Incentive Plan (the “2011 Plan”). The 1997 Plan was terminated by the Board of Directors, and no additional awards will be granted, effective June 1, 2011 (the date that the 2011 Plan was approved by our stockholders). We have not granted any awards since June 2004, and no additional awards will be granted, under the 1997 Director Plan, which was terminated by the Board of Directors in 2005.

Our only non-stockholder-approved equity compensation plan is our 2000 Amended and Restated Equity Incentive Plan (the “2000 Plan”), which terminated by its terms on December 14, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by stockholders	1,271,083		$34.89	1,612,579	(1)(2)
Equity compensation plans not approved by stockholders	1,500		21.76	0

Total	1,272,583	(3)	$34.86	1,612,579

(1)	Includes shares that may be granted to our non-employee directors pursuant to a program administered under the 2011 Plan and described under the section entitled “Director Compensation.”

(2)	Under the 2011 Plan, in addition to stock options, Coinstar may grant awards of common stock, stock appreciation rights, restricted stock, stock units, performance shares, performance units, or other incentives payable in cash or shares.

(3)	Excludes additional shares that may be issued if target performance is exceeded under outstanding unearned performance-based restricted stock awards.

Non-Stockholder Approved Equity Arrangements

Below is a description of our equity compensation plan that was not approved by stockholders. Approval by stockholders was not required under the SEC and Nasdaq Listing Rules in effect at the time this plan was adopted.

2000 Amended and Restated Equity Incentive Plan

In December 2000, the Board of Directors adopted the 2000 Plan. The 2000 Plan terminated by its terms on December 14, 2010; consequently, there were no shares available for grant under the 2000 Plan as of December 31, 2012. No grants have been awarded under the 2000 Plan since 2006. Options granted under the 2000 Plan are non-statutory stock options. The exercise price for shares purchased under a 2000 Plan option must be paid in a form acceptable to the plan administrator, which form may include cash or check, or at the discretion of the plan administrator, by delivery of already-owned Coinstar common stock, a broker-assisted cashless exercise, or such other consideration as the plan administrator may permit, including a promissory note that is structured as necessary to avoid charges to earnings. Outstanding options under the 2000 Plan were fully vested as of December 31, 2012 and have a term of ten years from the date of grant. In the event of termination of the optionee’s employment or service relationship with Coinstar by reason of death or disability, the options generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, the options will be exercisable for a period of three months from the date of termination. Options under the 2000 Plan may be transferred to the extent provided in the option agreement, provided that if the option agreement does not expressly permit the transfer, the option will not be transferable except by will, by the laws of descent and distribution, or pursuant to a domestic relations order and will be exercisable during the lifetime of the person to whom the option is granted only by such person or any transferee pursuant to a domestic relations order.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS, AND MANAGEMENT

The following table shows the number of shares of Coinstar common stock beneficially owned as of April 24, 2013 by: (i) all those known by us to be beneficial owners of more than 5% of our outstanding common stock as of April 24, 2013; (ii) each director as of April 24, 2013; (iii) each of the Named Executive Officers listed in the “2012 Summary Compensation Table”; and (iv) the directors and executive officers as a group as of April 24, 2013.

Unless otherwise indicated, beneficial owners listed in the table may be contacted at Coinstar’s corporate headquarters at 1800 114th Avenue S.E., Bellevue, Washington 98004.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Outstanding Shares (1)

More Than 5% Stockholders

Goldman Sachs Asset Management, L.P. (2) 200 West Street New York, NY 10282	2,861,792	10.2%

BlackRock, Inc. (3) 40 East 52nd Street New York, NY 10022	2,388,008	8.5%

The Vanguard Group, Inc. (4) 100 Vanguard Blvd. Malvern, PA 19355	2,256,365	8.0%

Fine Capital Partners, L.P. (5) 590 Madison Avenue, 27th Fl. New York, NY 10022	1,713,740	6.1%

Park West Asset Management LLC (6) 900 Larkspur Landing Circle, Suite 165 Larkspur, CA 94939	1,417,422	5.0%

Non-Employee Directors
Arik A. Ahitov (7)	8,026	*
Deborah L. Bevier (8)	34,880	*
Nelson C. Chan (9)	4,833	*
Nora M. Denzel (10)	962
David M. Eskenazy (11)	18,224	*
Robert D. Sznewajs (12)	15,227	*
Ronald B. Woodard (13)	17,773	*

Named Executive Officers
Paul D. Davis (14)	189,078	*
Gregg A. Kaplan (15)	44,049	*
J. Scott Di Valerio (16)	81,415	*
Donald R. Rench (17)	84,058	*
Anne G. Saunders (18)	16,760	*
All directors and executive officers as a group (13 persons) (19)	335,810	1.2%

*	Represents beneficial ownership of less than 1%.

(1)

Beneficial ownership is determined in accordance with SEC rules. For the number of shares beneficially owned by each of the “More Than 5% Stockholders,” we rely on each of such stockholder’s statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act, as described in the footnotes below. For each person, entity, or group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person, entity, or group by the sum of 28,097,710 shares of Coinstar common stock outstanding as of April 24, 2013, plus the number of shares of common stock, if any, that such person, entity, or group had the right to acquire pursuant to the exercise of stock options or other rights within 60 days of April 24, 2013. Except as indicated by footnote, and subject to marital community property laws where applicable, we believe that the persons or entities named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Information presented is based on a Schedule 13G/A filed with the SEC on February 14, 2013 by Goldman Sachs Asset Management, L.P. (“GSAM”) and GS Investment Strategies, LLC (“GSIS”), each an operating unit of The Goldman Sachs Group, Inc. Pursuant to the filing, GSAM and GSIS, each an investment adviser, report that they have shared voting power over 2,829,935 shares and shared dispositive power over 2,861,792 shares.

(3)	Information presented is based on a Schedule 13G/A filed with the SEC on February 8, 2013 by BlackRock, Inc., as a parent holding company or control person. Pursuant to the filing, BlackRock, Inc. reports that it has sole voting and sole dispositive power over 2,388,008 shares.

(4)	Information presented is based on a Schedule 13G/A filed with the SEC on February 12, 2013 by The Vanguard Group (“Vanguard”). Pursuant to the filing, Vanguard reports that it has sole voting power over 45,017 shares, sole dispositive power over 2,213,248 shares, and shared dispositive power over 43,117 shares.

(5)	Information presented is based on a Schedule 13G filed with the SEC on February 14, 2013 by Fine Capital Partners, L.P., Fine Capital Advisors, LLC, and Debra Fine. Pursuant to the filing, each of Fine Capital Partners, L.P., Fine Capital Advisors, LLC (general partner of Fine Capital Partners, L.P.), and Ms. Fine (manager of Fine Capital Advisors, LLC) reports that each had shared voting power and shared dispositive power over 1,713,740 shares.

(6)	Information presented is based on a Schedule 13G filed with the SEC on March 18, 2013 by Park West Asset Management LLC (“PWAM”) and Peter S. Park (sole member and manager of PWAM). Pursuant to the filing, each of PWAM and Mr. Park reports that each had sole voting power and sole dispositive power over 1,417,422 shares. In addition, such filing reports that PWAM is the investment manager to Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”), and Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”). Further, pursuant to the filing, (a) PWIMF held 951,304 shares and options to acquire 219,800 additional shares from other stockholders of the Company, all of which were currently exercisable; and (b) PWPI held 201,118 shares and options to acquire 45,200 additional shares from other stockholders of the Company, all of which were currently exercisable.

(7)	The number of shares beneficially owned by Mr. Ahitov includes (a) 3,944 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,229 shares of unvested restricted stock.

(8)	The number of shares beneficially owned by Ms. Bevier includes (a) 11,690 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,721 shares of unvested restricted stock.

(9)	The number of shares beneficially owned by Mr. Chan includes (a) 2,498 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,229 shares of unvested restricted stock.

(10)	The number of shares beneficially owned by Ms. Denzel includes (a) 476 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 486 shares of unvested restricted stock.

(11)	The number of shares beneficially owned by Mr. Eskenazy includes (a) 7,345 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,229 shares of unvested restricted stock.

(12)	The number of shares beneficially owned by Mr. Sznewajs includes (a) 3,944 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,229 shares of unvested restricted stock.

(13)	The number of shares beneficially owned by Mr. Woodard includes (a) 7,345 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 1,229 shares of unvested restricted stock.

(14)	The number of shares beneficially owned by Mr. Davis includes 71,387 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013. Mr. Davis retired effective on March 31, 2013.

(15)	The number of shares beneficially owned by Mr. Kaplan includes (a) 3,073 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 30,628 shares held in a trust of which Mr. Kaplan is trustee. Mr. Kaplan terminated his employment effective on March 31, 2013.

(16)	The number of shares beneficially owned by Mr. Di Valerio includes (a) 14,997 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 42,018 shares of unvested restricted stock, 18,681 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.

(17)	The number of shares beneficially owned by Mr. Rench includes (a) 44,596 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 13,685 shares of unvested restricted stock, 4,833 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.

(18)	The number of shares beneficially owned by Ms. Saunders includes 16,760 shares of unvested restricted stock, 5,907 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets. Ms. Saunders was appointed as the President, Redbox effective August 27, 2012.

(19)	The number of shares beneficially owned by all directors and executive officers as a group as of April 24, 2013 includes (a) 101,648 shares issuable upon the exercise of options exercisable within 60 days of April 24, 2013 and (b) 123,924 shares of unvested restricted stock, 43,477 of which are a target amount subject to adjustment and vesting based on the Company’s achievement of certain performance targets.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

•

If the transaction to be reviewed and acted upon by the Audit Committee involves a member of the Audit Committee (including the chairperson), the involved member shall recuse himself or herself from deliberations related to the transaction, and the other members of the Audit Committee shall take appropriate action.

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

If any related person transaction is ongoing or is part of a series of transactions, the chairperson or the Audit Committee, as applicable, may establish guidelines as necessary to appropriately review the ongoing transaction. After initial approval or ratification of the transaction, the chairperson or the Audit Committee, as applicable, will review the transaction on a regular basis (at least annually).

If any related person transaction is not approved or ratified, the Audit Committee may take such action as it may deem necessary or desirable in the best interests of the Company and its stockholders.

The REEIP Purchase Agreement (as defined below) was not a related person transaction at the time of execution. Entry into the REEIP Purchase Agreement was considered and approved by the full Board of Directors. The terms of the Kaplan Letter Agreement (as defined below) were considered and approved by the Compensation Committee. Redbox is currently a wholly owned subsidiary of the Company, and the Audit Committee is aware of each of the transactions described below relating to Redbox and Mr. Kaplan.

Related Person Transactions

Pursuant to a Purchase and Sale Agreement (the “REEIP Purchase Agreement”) dated as of February 26, 2009 between Coinstar and Redbox Employee Equity Incentive Plan, LLC (the “REEIP”), Coinstar purchased the outstanding non-voting interests in Redbox held by the REEIP at a closing held on February 26, 2009 (the “Closing”). In connection with the REEIP Purchase Agreement, as a member of the REEIP, Gregg A. Kaplan, Coinstar’s former President and Chief Operating Officer, received at the Closing 38,167 shares of Coinstar’s stock valued at $27.7433 per share and cash payments of $1,863,843 on April 30, 2009, $239,685 on May 29, 2009 and $262,477 on August 31, 2009. In addition, pursuant to the REEIP Purchase Agreement, Mr. Kaplan was entitled to receive an additional payment in cash and/or shares of Coinstar’s stock valued at up to approximately $2.6 million upon termination of his employment under certain circumstances within one year of the Closing; however, Mr. Kaplan’s right to receive such additional payments was terminated pursuant to the Kaplan Letter Agreement.

Coinstar entered into a letter agreement with Mr. Kaplan dated as of April 1, 2009, and an amendment to the letter agreement with Mr. Kaplan dated as of May 8, 2009 (collectively, the “Kaplan Letter Agreement”). Pursuant to the Kaplan Letter Agreement, Mr. Kaplan released Coinstar and its subsidiaries (including Redbox) (collectively, the “Company Parties”) from any claims arising in connection with any agreements, activities, or arrangements with or relating to the Company Parties, except for claims arising after the date of the Kaplan Letter Agreement. In addition, the Kaplan Letter Agreement confirmed that the Compensation Committee had granted Mr. Kaplan cash payments to be made on the following dates subject to continuous employment with Coinstar: (a) through February 26, 2010, $1,667,979; (b) through February 26, 2011, $588,698; and (c) through February 26, 2012, $294,349 ((a), (b) and (c), collectively, the “Kaplan Cash Incentive”), except that the Kaplan Cash Incentive would have fully vested and been payable without regard to his continued employment by Coinstar if Coinstar had terminated Mr. Kaplan’s employment other than for “cause” (as defined in Mr. Kaplan’s employment agreement, discussed above in “Elements of Post-Termination Compensation and Benefits”) or Mr. Kaplan had terminated his employment for “good reason” (as defined in Mr. Kaplan’s change of control agreement, discussed above in “Elements of Post-Termination Compensation and Benefits”) before February 26, 2012. The Kaplan Letter Agreement also confirmed that the Compensation Committee had granted Mr. Kaplan a stock option to purchase 92,053 shares of Coinstar’s common stock, with an exercise price equal to the closing price of Coinstar’s common stock on the date of grant and vesting over a four-year period, except that the option would have become fully vested and been exercisable if Coinstar had terminated his employment other than for cause or Mr. Kaplan had terminated his employment for good reason before March 19, 2013.

Director Independence

The Nasdaq Listing Rules require that a majority of our Board of Directors be “independent directors,” as defined in Nasdaq Listing Rule 5605(a)(2). The Board of Directors, following the review and recommendation of the Nominating and Governance Committee of the Board of Directors, reviewed the independence of the persons who served as our directors during 2012, including whether specified transactions or relationships exist currently, or existed during the past three years, between our directors, or certain family members or affiliates of our directors, and Coinstar and our subsidiaries, certain other affiliates, or our independent registered public accounting firm. As a result of the review, the Board determined that all of the directors, except for Mr. Davis, who was an employee, and Mr. Di Valerio, who is an employee, were “independent” under the applicable Nasdaq Listing Rules described above and met applicable independence requirements as required by Board committee charters.

Item 14.	Principal Accountant Fees and Services.

Fees Paid to Independent Registered Public Accounting Firm

In connection with the audit of the 2012 financial statements and internal control over financial reporting, we entered into an engagement letter with KPMG LLP that sets forth the terms by which KPMG LLP will perform audit services for Coinstar. That agreement is subject to alternative dispute resolution procedures, and various other provisions.

We incurred the following fees for services performed by KPMG LLP, our principal auditor, for fiscal years 2012 and 2011, inclusive of out-of-pocket expenses.

Audit Fees

2012	$1,906,470
2011	$1,887,495

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

Audit-Related Fees

2012	$0
2011	$0

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

2012	$1,071,383
2011	$278,440

Tax Fees consist of fees for professional services rendered for assistance with federal, state, and international tax compliance, tax advice, and tax planning. All Tax Fees for 2012 and 2011 related to tax compliance services, consultation, and tax planning. KPMG provided tax consultation to Coinstar on potential tax ramifications and potential reporting obligations relating to executed and anticipated transactions.

All Other Fees

2012	$0
2011	$0

Audit Committee Review and Pre-Approval of Independent Registered Public Accounting Firm’s Services

The Audit Committee has considered the non-audit services provided by KPMG LLP as described above and believes that they are compatible with maintaining KPMG LLP’s independence as Coinstar’s principal registered public accounting firm.

Pursuant to its charter, the Audit Committee pre-approves the retention of Coinstar’s independent registered public accounting firm for all audit, review, and attest engagements and all non-audit services that the independent registered public accounting firm is permitted to provide the Company and approves the fees for all such services, other than de minimis non-audit services as allowed by applicable law. Pre-approval of audit and non-audit services is exclusive to the Audit Committee and may not be delegated to management. The Audit Committee has delegated pre-approval authority to the chairperson of the Audit Committee. The chairperson is required to report his decisions to the Audit Committee at regularly scheduled meetings and may not authorize the approval of any audit, audit-related, or non-audit services for which the total amount to be paid by Coinstar will exceed $50,000. The Audit Committee pre-approved 100% of the Audit Fees, Audit-Related Fees, Tax Fees, and All Other Fees listed above.

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

COINSTAR, INC.

Date: April 25, 2013	By:	/S/ J. SCOTT DI VALERIO
	Name:	J. Scott Di Valerio
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.