Form 10-Q
period 2013-03-31
COINSTAR INC
filed 2013-04-25
CIK 941604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2013
Common Stock, $0.001 par value	28,096,785

COINSTAR, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

COINSTAR, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$453,452	$282,894
Accounts receivable, net of allowances of $1,874 and $2,003	56,006	58,331
Short term investments	53,000	—
Content library	155,797	177,409
Deferred income taxes	—	7,187
Prepaid expenses and other current assets	39,137	29,686

Total current assets	757,392	555,507
Property and equipment, net	561,121	571,358
Notes receivable	26,669	26,731
Deferred income taxes	3,024	1,373
Goodwill and other intangible assets	356,812	358,829
Other long-term assets	60,579	47,927

Total assets	$1,765,597	$1,561,725

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$223,843	$250,588
Accrued payable to retailers	123,013	138,413
Other accrued liabilities	118,955	146,125
Current callable convertible debt	132,103	—
Current portion of long-term debt	16,478	15,529
Current portion of capital lease obligations	13,812	13,350
Deferred income taxes	1,400	—

Total current liabilities	629,604	564,005
Long-term debt and other long-term liabilities	514,926	341,179
Capital lease obligations	15,479	15,702
Deferred tax liabilities	92,347	91,751

Total liabilities	1,252,356	1,012,637
Commitments and contingencies (Note 15)
Debt conversion feature	8,273	—
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,168,730 and 35,797,592 shares issued;
28,060,015 and 28,626,323 shares outstanding	486,553	504,881
Treasury stock	(339,631)	(293,149)
Retained earnings	361,583	338,979
Accumulated other comprehensive loss	(3,537)	(1,623)

Total stockholders’ equity	504,968	549,088

Total liabilities and stockholders’ equity	$1,765,597	$1,561,725

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$574,686	$568,179
Expenses:
Direct operating(1)	407,799	390,410
Marketing	7,957	6,957
Research and development	4,397	3,930
General and administrative	55,216	47,811
Depreciation and other	49,438	40,104
Amortization of intangible assets	2,017	687

Total expenses	526,824	489,899

Operating income	47,862	78,280
Other income (expense), net:
Income (loss) from equity method investments, net (Note 8)	(7,025)	15,159
Interest expense, net	(5,533)	(4,114)
Other, net	59	43

Total other income (expense), net	(12,499)	11,088

Income before income taxes	35,363	89,368
Income tax expense	(12,759)	(35,672)

Net income	22,604	53,696

Foreign currency translation adjustment(2)	(1,914)	727

Comprehensive income	$20,690	$54,423

Basic earnings per share	$0.82	$1.76
Diluted earnings per share	$0.78	$1.65
Weighted average shares used in basic per share calculations	27,493	30,590
Weighted average shares used in diluted per share calculations	28,937	32,628

(1)	“Direct operating” excludes depreciation and other of $33.3 million and $30.0 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Foreign currency translation adjustment has no tax effect for the three months ended March 31, 2013 and 2012, respectively.

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(unaudited)

					Accumulated
					Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of options, net	153,810	4,655				4,655
Adjustments related to tax withholding for share-based compensation	(65,730)	(3,913)				(3,913)
Share-based payments expense	283,058	4,837				4,837
Tax benefit on share-based compensation expense		1,973				1,973
Repurchases of common stock	(937,446)		(46,482)			(46,482)
Repurchase of convertible debt - conversion option, net of tax		(17,607)				(17,607)
Reclassification of debt conversion feature to temporary equity		(8,273)				(8,273)
Net income				22,604		22,604
Foreign currency translation adjustment, net of tax					(1,914)	(1,914)

BALANCE, March 31, 2013	28,060,015	$486,553	$(339,631)	$361,583	$(3,537)	$504,968

See accompanying Notes to Consolidated Financial Statements

COINSTAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Operating Activities:
Net income	$22,604	$53,696
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	49,438	40,104
Amortization of intangible assets and deferred financing fees	2,577	1,219
Share-based payments expense	4,837	8,792
Excess tax benefits on share-based payments	(2,069)	(3,139)
Deferred income taxes	10,416	31,184
(Income) loss from equity method investments, net	7,025	(15,159)
Non-cash interest on convertible debt	1,663	1,717
Other	609	(1,511)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	2,305	(1,776)
Content library	21,612	(3,318)
Prepaid expenses and other current assets	(7,921)	(3,812)
Other assets	514	551
Accounts payable	(29,971)	(38,661)
Accrued payable to retailers	(14,697)	(14,014)
Other accrued liabilities	(27,840)	(955)

Net cash flows from operating activities	41,102	54,918
Investing Activities:
Purchases of property and equipment	(33,231)	(38,007)
Proceeds from sale of property and equipment	132	144
Purchases of short term investments	(53,000)	—
Receipt of note receivable principal	95	—
Equity investments	(14,000)	(28,350)

Net cash flows from investing activities	(100,004)	(66,213)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—
Financing costs associated with senior unsecured notes	(302)	—
Principal payments on term loan and repurchase of convertible debt	(65,736)	(2,188)
Repurchases of common stock	(46,482)	—
Principal payments on capital lease obligations and other debt	(3,251)	(4,683)
Excess tax benefits related to share-based payments	2,069	3,139
Proceeds from exercise of stock options, net	1,093	2,213

Net cash flows from financing activities	231,160	(1,519)
Effect of exchange rate changes on cash	(1,700)	587

Increase (decrease) in cash and cash equivalents	170,558	(12,227)
Cash and cash equivalents:
Beginning of period	282,894	341,855

End of period	$453,452	$329,628

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,408	$5,731
Cash paid during the period for income taxes	$805	$1,530
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$3,455	$1,310
Purchases of property and equipment included in ending accounts payable	$30,447	$13,522
Non-cash gain included in equity investments	$—	$19,500
Non-cash debt issue costs	$6,231	$—

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COINSTAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial information included herein has been prepared by Coinstar, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Coinstar, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2012, is derived from our 2012 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements include the accounts of Coinstar, Inc. and our wholly-owned subsidiaries. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Pronouncements Adopted During the Current Year

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is not more likely than not that the asset is impaired. The ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of ASU 2012-02 in the first quarter of 2013 did not have a material impact on our financial position, results of operations or cash flows.

On February 5, 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU was issued to address concerns raised in the initial issuance of ASU No. 2011-05, “Presentation of Comprehensive Income”, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Our adoption of ASU 2013-02 in the first quarter of 2013 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2: ORGANIZATION AND BUSINESS

Description of Business

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our core offerings in automated retail include our Redbox and Coin segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games and, in select markets, purchase tickets for events. Our Coin segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of March 31, 2013, are as follows:

	Kiosks	Locations
Redbox(1)	43,700	36,100
Coin	20,600	20,400
New Ventures	220	220

Total(1)	64,520	56,720

(1)	Excludes approximately 300 kiosks acquired from NCR that had not been replaced with Redbox kiosks or removed at March 31, 2013. See Note 3: Business Combination for more information on the NCR Asset Acquisition.

NOTE 3: BUSINESS COMBINATION

On June 22, 2012, Redbox acquired certain assets of NCR Corporation (“NCR”) related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets include, among others, self-service DVD kiosks, content library, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets. The operating results of NCR’s self-service entertainment DVD kiosk business are included in our Redbox segment results.

We accounted for the NCR Asset Acquisition as a business combination. The measurement period for purchase price allocation ends as soon as information regarding the assessment of the quality and quantity of the kiosks and certain facts as well as circumstances becomes available; such measurement period will not exceed twelve months from the acquisition date. Adjustments in the purchase price allocation may require recasting the amounts allocated to goodwill retroactively to the period in which the NCR Asset Acquisition occurred.

The purchase price is preliminarily allocated based on the fair value of the assets acquired and liabilities assumed at the NCR Asset Acquisition date as follows:

June 22,
Dollars in thousands	2012
Assets acquired:
Content library	$4,330
Prepaid expenses	240
Deferred income taxes	1,500
Property and equipment	9,130
Intangible assets	46,960
Goodwill	42,110

Total assets acquired	104,270
Liabilities assumed:
Accrued liabilities	(4,270)

Total consideration paid in cash	$100,000

Goodwill of $42.1 million, attributable primarily to the future expected synergies and operational efficiencies, as well as market expansion, has been assigned to our Redbox segment. The majority of the goodwill is deductible for tax purposes.

We estimated the fair value of the acquired identifiable intangible assets based on the forecasted future cash flows discounted at a rate of approximately 11%. A portion of the purchase price is allocated to the following identifiable intangible assets:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Retailer relationships	$40,000	10
Patents	6,300	8
Trademark and trade name	500	1
Internal use software	160	1

Total	$46,960

As of the date of acquisition we estimated the weighted-average useful life of the acquired identifiable intangible assets to be 9.60 years.

Based on the identified intangible assets recorded as of the closing date and assuming no subsequent impairment of the underlying assets, the estimated remaining amortization as of March 31, 2013 is as follows:

Dollars in thousands	Amortization Expense
Remainder of 2013	$3,789
2014	4,788
2015	4,788
2016	4,788
2017	4,788
2018	4,788
Thereafter	15,178

Total remaining amortization	$42,907

NOTE 4: CASH AND CASH EQUIVALENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents were $232.5 million and $60.4 million at March 31, 2013, and December 31, 2012, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.

Included in our cash and cash equivalents at March 31, 2013, and December 31, 2012, were $82.2 million and $91.8 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coin kiosks.

NOTE 5: SHORT TERM INVESTMENTS

During the first quarter of 2013, we purchased $53.0 million of short-term investments, which consists of high credit quality, tax-exempt Variable Rate Demand Notes (VRDN). VRDNs have a put option that allows them to be liquidated generally on a same day or a five business day settlement basis. All of the put options are secured by a pledged liquidity source and are backed by highly rated financial institutions.

We classify these short-term investments as available for sale. VRDN securities have variable interest rates that reset at regular intervals. Because our VRDNs have short reset periods, their cost approximates fair value and there were no realized or unrealized gains or losses related to the securities.

NOTE 6: PROPERTY AND EQUIPMENT

Dollars in thousands	March 31, 2013	December 31, 2012
Kiosks and components	$1,048,084	$1,026,989
Computers, servers, and software	203,687	195,756
Office furniture and equipment	6,713	6,538
Vehicles	7,140	7,278
Leasehold improvements	21,672	19,743

Property and equipment, at cost	1,287,296	1,256,304
Accumulated depreciation and amortization	(726,175)	(684,946)

Property and equipment, net	$561,121	$571,358

During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called OrangoTM. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value by $3.0 million. We consequently recorded charges of $2.5 million to depreciation expense and $0.5 million to direct operating expense in our Consolidated Statements of Comprehensive Income. We did not separately present the assets or liabilities as held for sale in our Consolidated Balance Sheets because the amount is immaterial.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The carrying amount of goodwill was as follows:

	March 31,	December 31,
Dollars in thousands	2013	2012
Goodwill	$309,860	$309,860

Other Intangible Assets

The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	March 31, 2013	December 31, 2012
Retailer relationships	5 -10 years	$53,344	$53,344
Accumulated amortization		(13,095)	(11,518)

		40,249	41,826

Other	1 -40 years	9,404	9,404
Accumulated amortization		(2,701)	(2,261)

		6,703	7,143

Intangible assets, net		$46,952	$48,969

Amortization expense was as follows:

	Three Months Ended March 31,
Dollars in thousands	2013	2012
Retailer relationships	$1,577	$614
Other	440	73

Total amortization of intangible assets	$2,017	$687

Expected future amortization is as follows:

Dollars in thousands	Retailer Relationships	Other
Remainder of 2013	$4,673	$794
2014	5,432	970
2015	4,012	940
2016	4,012	828
2017	4,012	806
2018	4,012	802
Thereafter	14,096	1,563

Total expected amortization	$40,249	$6,703

NOTE 8: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

Redbox InstantTM by Verizon

In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-rayTM Discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. During the first quarter of 2013, at the request of the Joint Venture board of managers, Redbox made a cash payment of $14.0 million representing its pro-rata share of the requested capital contribution.

In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks, of which the estimated fair value was approximately $30.0 million based on an evaluation of information available as of the date of the grant. As a result, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. See Note 14: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense.

We account for Redbox’s ownership interest in the Joint Venture using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $6.4 and $3.9 million from our equity method investment, representing our share of the Joint Venture’s operating results as well as the amortization of differences in carrying amount and underlying equity for the three month periods ended March 31, 2013, and 2012, respectively. Separate from equity method accounting for our ownership interest in the Joint Venture, we record revenue attributable with the rental of DVDs and Blu-ray Discs from our Redbox kiosks within our Redbox segment.

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

Other Equity Method Investments

We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of March 31, 2013, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$33,471	35%
Other equity investments	12,710	11% - 26%

Equity method investments	$46,181

Income (loss) from Equity Method Investments

Income from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended March 31,
Dollars in thousands	2013	2012
Trademark gain	$—	$19,500
Proportionate share of net loss of equity method investees:
Redbox Instant by Verizon	(5,822)	(3,257)
Other	(584)	(421)

Total proportionate share of net loss of equity method investees	(6,406)	(3,678)
Amortization of difference in carrying amount and underlying equity in Redbox Instant by Verizon	(619)	(663)

Total income (loss) from equity method investments	$(7,025)	$15,159

Related Party Transactions

At March 31, 2013 and December 31, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $6.3 million and $0.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 9: DEBT AND OTHER LONG-TERM LIABILITIES

As of March 31, 2013	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Convertible debt	132,103	—	132,103
Term loan	16,405	140,000	156,405
Redbox rollout agreement	73	2	75
Asset retirement obligation	—	13,373	13,373
Other long-term liabilities	—	11,551	11,551

Total	$148,581	$514,926	$663,507

As of December 31, 2012	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Convertible debt	$—	$172,810	$172,810
Term loan	15,312	144,375	159,687
Redbox rollout agreement	217	3	220
Asset retirement obligation	—	14,020	14,020
Other long-term liabilities	—	9,971	9,971

Total	$15,529	$341,179	$356,708

Senior unsecured notes

On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Notes”) at par for proceeds, net of expenses, of $343.8 million and the Subsidiary Guarantors would guarantee the Notes (the “Guarantees”). We will use the proceeds of this offering primarily toward Convertible Note repayment and other corporate purposes. The Notes and the Guarantees are general unsecured obligations and are effectively subordinated to all of our and Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt. In addition, the Notes will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Notes. Interest on the Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2013, with the Notes maturing on March 15, 2019.

We may redeem any of the Notes beginning on March 15, 2016, at a redemption price of 103% of their principal amount plus accrued and unpaid interest (and additional interest, if any); then the redemption price for the Notes will be 101.5% of their principal amount plus accrued and unpaid interest (and additional interest, if any) for the twelve-month period beginning March 15, 2017; and then the redemption price for the Notes will be 100% of their principal amount plus accrued interest and unpaid interest (and additional interest, if any) beginning on March 15, 2018. We may also redeem some or all of the Notes before March 15, 2016, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest (and additional interest, if any), to the redemption date, plus an applicable “make-whole” premium. In addition, before March 15, 2016, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at 106% of their principal amount plus accrued and unpaid interest (and additional interest, if any); the Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of Notes originally issued remains outstanding.

Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Notes or any portion thereof. That purchase price will equal 101% of the principal amount of the Notes on the date of purchase plus accrued and unpaid interest (and additional interest, if any). If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.

The terms of the Notes restrict our ability and the ability of certain of its subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the Indenture will be subject to a number of important qualifications and exceptions.

The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable.

Revolving Line of Credit and Term Loan

Our current credit facility, entered into on July 15, 2011, provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can comprise additional term loans and a revolving line of credit.

The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of March 31, 2013, there was no outstanding revolving line of credit borrowing and we were in compliance with the covenants of the credit facility.

On July 15, 2011, we borrowed $175.0 million under the term loan facility. The Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. In 2013, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at March 31, 2013, was 1.45%.

The term loan is subject to mandatory debt repayments of the outstanding borrowings. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
Remaining due in 2013	$12,031
2014	19,687
2015	21,875
2016	102,812

Total	$156,405

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $140.4 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of March 31, 2013, we were in compliance with all covenants.

The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2013, such early conversion event was met. As a result the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the three months ended March 31, 2013, we repurchased 44,607 Convertible Notes or $44.6 million in face value of Convertible Notes for $62.5 million in cash. The amount by which the cash paid exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $1.9 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income. Additional details of our Convertible Notes are as follows:

Dollars in thousands	Principal	Discount	Net
Outstanding December 31, 2012	$184,983	$(12,173)	$172,810
Early extinguishments	(44,607)	2,237	(42,370)
Amortization of discount	—	1,663	1,663

Outstanding March 31, 2013	$140,376	$(8,273)	$132,103

The following interest expense was related to our Convertible Notes:

	Three Months Ended
	March 31,
Dollars in thousands	2013	2012
Contractual interest expense	$1,701	$2,000
Amortization of debt discount	1,663	1,717

Total interest expense related to the Convertible Notes	$3,364	$3,717

The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Non-cash
Year	Interest Expense
Remainder of 2013	$4,259
2014	4,014

Total unamortized discount	$8,273

Total interest expense for the first quarter of 2013 and 2012 was $6.7 million and $5.2 million, respectively.

NOTE 10: REPURCHASES OF COMMON STOCK

The following table presents a summary of our Board authorization of the stock repurchases during 2013:

Board
Dollars in thousands	Authorization
Authorized repurchase - as of January 1, 2013	$133,640
Additional board authorization	250,000
Proceeds from the exercise of stock options	4,655
Repurchase of common stock from open market	(46,482)

Authorized repurchase - as of March 31, 2013	$341,813

Board Authorization

On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

NOTE 11: SHARE-BASED PAYMENTS

We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.

Certain information regarding our share-based payments is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2013	2012
Share-based payments expense:
Share-based compensation - stock options	$577	$769
Share-based compensation - restricted stock	2,615	2,680
Share-based payments for content arrangements	1,645	5,343

Total share-based payments expense	$4,837	$8,792

Tax benefit on share-based payments expense	$1,799	$3,334

	March 31, 2013
	Unrecognized Share- Based	Weighted-Average
Dollars in thousands	Payments Expense	Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$2,555	2.8 years
Share-based compensation - restricted stock	25,907	2.9 years
Share-based payments for content arrangements	2,927	1.6 years

Total unrecognized share-based payments expense	$31,389

Share-Based Compensation

Stock options

Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Stock options are granted only to our executives and non-employee directors.

•	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.

The following table summarizes the weighted average valuation assumptions we used in the Black-Scholes-Merton Valuation model for stock options granted during 2013:

Three Months Ended
March 31, 2013
Expected term (in years)	6.3
Expected stock price volatility	40.0%
Risk-free interest rate	1.2%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2013:

		Weighted
		Average
		Exercise
Shares in thousands	Options	Price
OUTSTANDING, December 31, 2012	669	$34.86
Granted	85	$53.40
Exercised	(155)	$30.26
Cancelled, expired, or forfeited	(62)	$44.89

OUTSTANDING, March 31, 2013	537	$37.98

Certain information regarding stock options outstanding as of March 31, 2013, is as follows:

	Options	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	537	370
Weighted average per share exercise price	$37.98	$33.09
Aggregate intrinsic value	$11,039	$9,391
Weighted average remaining contractual term (in years)	3.62	1.65

Restricted stock awards

Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors. Awards of performance-based restricted stock made prior to 2013, once earned, vest in equal installments over three years from the date of grant. Awards of performance-based restricted stock made in 2013, once earned, vest in two installments over three years from the date of grant (65% of the award vests two years from the date of grant and the remaining 35% of the award vests three years from the date of grant). The restricted shares require no payment from the grantee. The fair value of performance-based awards is based on achieving specific performance conditions and is recognized over the vesting period. The fair value of non-performance-based awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period.

The following table presents a summary of restricted stock award activity for 2013:

		Weighted
		Average
	Restricted	Grant Date
Shares in thousands	Stock Awards	Fair Value
NON-VESTED, December 31, 2012	604	$48.95
Granted	354	53.45
Vested	(189)	45.23
Forfeited	(71)	49.62

NON-VESTED, March 31, 2013	698	52.17

Share-Based Payments for Content Arrangements

We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.

Information related to the shares of restricted stock granted as part of these agreements as of March 31, 2013, is as follows:

				Remaining
	Granted	Vested	Unvested	Vesting Period
Sony	193,348	116,009	77,339	1.3 years
Paramount	300,000	180,000	120,000	1.8 years

Total	493,348	296,009	197,339

NOTE 12: EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing the net income for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. We consider restricted stock that provides the holder with a non-forfeitable right to receive dividends to be a participating security. Net income available to participating securities was not material for the periods presented.

Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended
	March 31,
In thousands	2013	2012
Weighted average shares used for basic EPS	27,493	30,590
Dilutive effect of stock options and other share-based awards	494	704
Dilutive effect of convertible debt	950	1,334

Weighted average shares used for diluted EPS	28,937	32,628

Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	254	197

NOTE 13: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION

Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared service support functions, including corporate executive management, business development, sales, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees is not allocated to our segments and is included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.

During the second quarter of 2012, we completed the NCR Asset Acquisition. The assets acquired and liabilities assumed, as well as the results of operations, are included in our Redbox segment. See Note 3: Business Combination for additional information about the acquisition.

Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results of operations, which consists of our Redbox, Coin and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation.

Dollars in thousands			New	Corporate
Three Months Ended March 31, 2013	Redbox	Coin	Ventures	Unallocated	Total
Revenue	$507,920	$65,383	$1,383	$—	$574,686
Expenses:
Direct operating	366,681	37,656	3,121	341	407,799
Marketing	6,199	1,053	638	67	7,957
Research and development	4	1,768	2,545	80	4,397
General and administrative	42,862	6,289	3,361	2,704	55,216

Segment operating income (loss)	92,174	18,617	(8,282)	(3,192)	99,317
Less: depreciation and amortization	(40,377)	(8,184)	(2,894)	—	(51,455)

Operating income (loss)	51,797	10,433	(11,176)	(3,192)	47,862
Loss from equity method investments, net	—	—	—	(7,025)	(7,025)
Interest expense, net	—	—	—	(5,533)	(5,533)
Other, net	—	—	—	59	59

Income (loss) before income taxes	$51,797	$10,433	$(11,176)	$(15,691)	$35,363

Dollars in thousands			New	Corporate
Three Months Ended March 31, 2012	Redbox	Coin	Ventures	Unallocated	Total
Revenue	$502,942	$64,826	$411	$—	$568,179
Expenses:
Direct operating	352,268	36,926	1,098	118	390,410
Marketing	4,911	1,720	305	21	6,957
Research and development	481	1,180	2,168	101	3,930
General and administrative	36,464	5,681	2,457	3,209	47,811

Segment operating income (loss)	108,818	19,319	(5,617)	(3,449)	119,071
Less: depreciation and amortization	(32,443)	(8,341)	(7)	—	(40,791)

Operating income (loss)	76,375	10,978	(5,624)	(3,449)	78,280
Loss from equity method investments, net	—	—	—	15,159	15,159
Interest expense, net	—	—	—	(4,114)	(4,114)
Other, net	—	—	—	43	43

Income (loss) before income taxes	$76,375	$10,978	$(5,624)	$7,639	$89,368

Significant Retailer Relationships

Our Redbox and Coin kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue:

	Three Months Ended
	March 31,
	2013	2012
Wal-Mart Stores Inc.	15.5%	16.6%
Walgreen Co.	15.1%	17.0%
The Kroger Company	10.1%	11.0%

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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis

The following table presents our financial assets and (liabilities) that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$232,539	$—	$—
Short term investments	$—	$53,000	$—

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$60,425	$—	$—

Money Market Demand Accounts and Investment Grade Fixed Income Securities

We determine fair value for our money market demand accounts and investment grade fixed income securities based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.

Short Term Investments

Our short term investments composed of variable rate demand notes are measured using Level 2 inputs for which quoted prices may not be available on active exchanges for identical instruments. Their fair value is principally based on market values determined by management with assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.

There were no changes to our valuation techniques in 2013.

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

Trademarks License

During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. We estimated the fair value of the trademarks to be approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on the grant date, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected gross revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 8: Equity Method Investments and Related Party Transactions.

Notes Receivable

On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at March 31, 2013, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of March 31, 2013, the carrying value of the Sigue Note of $26.7 million approximated its estimated fair value and was reported in our Consolidated Balance Sheets.

Fair Value of Other Financial Instruments

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 4.5% for similar high-yield debt at March 31, 2013, and December 31, 2012, respectively. The estimated fair value of our convertible debt was approximately $137.2 million and $183.7 million at March 31, 2013, and December 31, 2012, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

We estimated the fair value of our senior unsecured notes outstanding using a market rate of approximately 6.0% for similar high-yield debt at March 31, 2013. The estimated fair value of our senior unsecured notes was approximately $350.0 million at March 31, 2013, and was determined based on their stated terms, maturing on March 15, 2019, and an annual interest rate of 6.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

NOTE 15: COMMITMENTS AND CONTINGENCIES

Purchase commitments

Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Coinstar, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Coinstar was to pay NCR the difference between such aggregate amount and $25.0 million. As of March 31, 2013, the remaining commitment is $19.0 million under this arrangement.

Letters of Credit

As of March 31, 2013, we had five irrevocable standby letters of credit that totaled $6.8 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of March 31, 2013, no amounts were outstanding under these standby letter of credit agreements.

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

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court’s denial of Redbox’s motion to dismiss plaintiff’s claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On April 8, 2013, Redbox filed a motion seeking summary judgment in its favor on all remaining claims, and requested that the court stay further class proceedings pending resolution of the summary judgment motion. The court has yet to set a briefing schedule on the two motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court’s decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. Redbox’s response is due May 31, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Other Contingencies

During the three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.

NOTE 16: SUBSEQUENT EVENT

As of April 22, 2013, we have received notification from certain Convertible Note holders of their intent to convert $36.8 million in principal value of notes. Upon conversion we will pay the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value above the face value determined based on a formula utilizing our stock price during a 25 consecutive trading day period from the time we receive a conversion notice and will record a loss if the fair value of the debt exceeds its net carrying value upon conversion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter ended March 31, 2013, compared with the quarter ended March 31, 2012.

Overview

We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Collectively our business segments and strategic investments operate within six consumer sectors; Entertainment, Money, Food & Beverage, Beauty & Consumer Packaged Goods, Health and Electronics.

Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 64,520 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.

Core Offerings

We have two core businesses:

•

Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games and, in select markets, purchase tickets for events from self-service kiosks is focused on the entertainment consumer sector.

•

Our Coin business segment (“Coin”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash, convert coins and paper bills to stored value products or, from an increasing number of locations, withdraw cash from their stored value accounts and exchange gift cards.

New Ventures

We identify, evaluate, build and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). Self-service kiosk concepts we are currently exploring in the marketplace represent the Food & Beverage, Entertainment, Beauty & Consumer Packaged Goods and Electronics consumer sectors.

Strategic Investments and Joint Venture

We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Health and Electronics consumer sectors and the Entertainment sector through our Redbox Instant by Verizon joint venture. See Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information.

Strategy

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources. We believe we have significant opportunities to continue to grow our revenues, profitability and cash flow by capitalizing on our strengths and favorable industry trends through the execution of the following strategies:

•

Continue growing our Redbox business profitably. We believe we will continue to profitably grow Redbox as our newly installed Redbox kiosks continue to become established in their respective locations. In addition, we believe there are a number of other ways Redbox will continue to grow profitability including through the distribution of more Blu-rayTM discs as well as investment in other analytic tools that will allow for personalized recommendations among other features.

•

Leverage our existing platforms to drive new revenue opportunities. We believe that our extensive Redbox and Coin networks lend themselves to additional revenue opportunities with limited incremental investments. At Redbox, we launched video game rentals and Redbox TicketsTM both of which leverage existing kiosk infrastructure. In the Coin business we have announced an offering with PayPal®, expanded fee-free options, and launched a gift card exchange business. We will continue to develop consumer oriented products and services that take advantage of our existing points of presence.

•

Develop and expand Redbox Instant by Verizon. We believe Redbox InstantTM by Verizon provides consumers with a unique and compelling value proposition that combines new release physical and curated digital content. Although we believe that physical DVD rentals will remain a popular content choice with consumers for the foreseeable future, we are committed to addressing the changing needs and preferences of our consumers. Due to the variable cost structure of Redbox Instant by Verizon’s content arrangements and the joint venture’s current plans, we do not presently anticipate significant funding requirements by us after this year. However, we believe there is considerable opportunity for us to grow our consumer base, increase frequency of kiosk use, and achieve strong financial returns from our investment in this joint venture, including through our sale of kiosk rental nights and potential receipt of future dividend distributions if available under the joint venture’s mandatory cash distribution plan.

•

Optimize revenues from our existing Redbox and Coin kiosk offerings. While we have substantially completed the build out of our Redbox and Coin networks in the U.S., we believe we can improve financial performance through kiosk optimization. We will continue to focus on finding attractive locations for our kiosks, including through redeployment of underperforming kiosks to lower kiosk density or higher consumer traffic areas. Specific to Redbox, we are retrofitting a significant percentage of our existing kiosks to provide increased capacity which will enable Redbox to retain discs in the kiosks longer thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily film availability and demand at individual kiosk locations.

•

Use our expertise to continue to develop innovative automated retail solutions. Through Redbox and Coin, we have demonstrated our ability to profitably scale automated retail solutions. We are leveraging those core competencies to identify and develop new automated retail concepts. For example, we have developed the RubiTM self-service coffee kiosk, which is in over 130 locations. In addition, we continue to invest in additional self-service concepts including a gift card exchange business which is in over 50 locations.

Recent Events

•	On March 12, 2013, we issued $350.0 million principal amount of 6.000% Senior Notes due 2019. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•

During the three months ended March 31, 2013, we retired $44.6 million in principal of our Convertible Senior Notes. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•

During the three months ended March 31, 2013, we repurchased 937,446 shares of our common stock for $46.5 million. See Note 10: Repurchases of Common Stock in our Notes to Consolidated Financial Statements

•

On March 14, 2013, Redbox Instant by Verizon concluded testing and began commercial launch of its nationwide “over-the-top” video distribution service delivered via broadband networks combined with physical DVD and Blu-ray discs rentals from our kiosks.

Results of Operations

Consolidated Results

The discussion and analysis that follows covers our results of operations:

	Three Months Ended
	March 31,		Change
Dollars in thousands, except per share amounts	2013	2012	$	%
Revenue	$574,686	$568,179	$6,507	1.1%
Operating income	$47,862	$78,280	$(30,418)	(38.9)%
Net Income	$22,604	$53,696	$(31,092)	(57.9)%
Diluted earnings per share	$0.78	$1.65	$(0.87)	(52.7)%

Comparing the first quarter of 2013 to the first quarter of 2012

Revenue increased $6.5 million, or 1.1%, primarily due to new kiosk installations and kiosks acquired from NCR in our Redbox segment.

Operating income decreased $30.4 million, or 38.9%, primarily due to our Redbox segment where the revenue growth was offset by increased expenses that reflect several factors including the high number of Redbox kiosks deployed in the second half of 2012, increased product costs related to increased copy depth, and higher payment card processing fees, as well as increased depreciation and amortization, and general and administrative expenses.

Net income decreased $31.1 million, or 57.9%, primarily due to:

•	Lower operating income in our Redbox and Coin segments and higher operating loss in our New Ventures segment;

•	Loss from equity method investments compared to a gain in the 2012 period; partially offset by

•	Lower income tax expenses due to lower pretax income and a lower effective tax rate.

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

Unallocated Share-Based Compensation

	Three Months Ended
	March 31,		Change
Dollars in thousands	2013	2012	$	%
Direct operating	$341	$118	$223	189.0%
Marketing	67	21	46	219.0%
Research and development	80	101	(21)	(20.8)%
General and administrative	2,704	3,209	(505)	(15.7)%

Total	$3,192	$3,449	$(257)	(7.5)%

Unallocated share-based compensation expense decreased $0.3 million, or 7.5%, due to a decrease in the fair value of restricted stock awards granted. See Note 11: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

Segment Results

Our discussion and analysis that follows covers results of operations for our Redbox, Coin and New Ventures segments.

We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income before depreciation, amortization and other and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared services support functions, including corporate executive management, business development, sales, customer service, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.

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

Redbox

	Three Months Ended
Dollars in thousands, except net revenue per rental amounts	March 31,		Change
	2013	2012	$	%
Revenue	$507,920	$502,942	$4,978	1.0%
Expenses:
Direct operating	366,681	352,268	14,413	4.1%
Marketing	6,199	4,911	1,288	26.2%
Research and development	4	481	(477)	(99.2)%
General and administrative	42,862	36,464	6,398	17.5%

Segment operating income	92,174	108,818	(16,644)	(15.3)%
Less: depreciation and amortization	(40,377)	(32,443)	(7,934)	24.5%

Operating income	$51,797	$76,375	$(24,578)	(32.2)%

Operating income as a percentage of revenue	10.2%	15.2%
Same store sales growth (decline)	(11.8)%	28.1%
Effect on change in revenue from same store sales growth (decline)	$(58,634)	$99,884	$(158,518)	(158.7)%
Ending number of kiosks*	43,700	36,800	6,900	18.8%
Total rentals (in thousands)*	197,543	196,226	1,317	0.7%
Net revenue per rental	$2.56	$2.56	$—	—

*	Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition. As part of the NCR Asset Acquisition, we acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and we removed but did not replace 1,500 more. As a result there were approximately 300 of these kiosks still in service at March 31, 2013. In the first quarter of 2013, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.7 million from 0.8 million rentals.

2013 Events

•

Starting in January in conjunction with our rental revenue sharing agreement entered into on October 19, 2012 (the “Warner Agreement”) with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., we began offering Warner content on a 28-day delay from “street date”. Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video Blu-ray Disc and DVD titles for rental. The Warner Agreement covers titles that have a street date through December 31, 2014.

•	In January, we signed a five-year renewal with Walgreen Company (“Walgreens”). The renewal with Walgreens will run through December 31, 2017.

•	On January 22, we expanded our Redbox Tickets offering to the Los Angeles market providing customers better access to event tickets at affordable prices.

•

On March 25, we amended the terms of our existing content licensing agreement with Universal Studios Home Entertainment LLC (“Universal”) to extend the end date from August 2014 to December 2014. Universal received, at its sole discretion, the option to extend the agreement for an additional year through December 2015.

Comparing first quarter 2013 to first quarter 2012

Revenue increased $5.0 million, or 1.0%, primarily due to the following:

•	$60.9 million from new kiosk installations including the replacement of NCR kiosks; and

•	$2.7 million from kiosks acquired from NCR; partially offset by

•

$58.6 million from an 11.8% decline in same store sales due primarily to a considerably weaker start to the quarter’s release schedule, which has a significant influence on rentals, with only 36% of the total box office (representing titles with total North American box office receipts of at least $5.0 million) available to rent in January versus 50% last year and an increase in single night rentals and cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012. Partially offsetting this was substantial growth in Blu-ray and video game rentals, up a combined 55%.

Net kiosk revenue per rental was flat due to higher than expected customer response to promotions which drove discounted rentals and an increase in single night rentals. These increases were offset by the increases in Blu-ray and video game rentals, which have a higher daily rental fee, as a percentage of our total rentals. Our share of the physical rental market continued to grow during the quarter and reached an all-time high of 47.3%. Blu-ray rentals continued prior quarter trends and increased to 12.0% of total rentals. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 1.9% to 2.2% of total rentals despite having fewer new releases in 2013.

Operating income decreased $24.6 million, or 32.2%, primarily due to the following:

•

$14.4 million increase in direct operating expenses with product costs increasing to $223.3 million for the quarter primarily due to a $26.3 million increase in product costs related to higher DVD content purchases as a result of the growth in the installed kiosk base and increased purchases under our Warner agreement that was signed in the fourth quarter of 2012 relative to our purchases in February and March of 2012 when we procured content through alternative sources as our previous contract with Warner had expired, as well as increases in copy depth to improve content availability and rental conversion, partially offset by a $3.7 million reduction in studio related share-based expense due to a lower number of unvested shares on the last day of the calculation period. In addition, we had increases in revenue share expense and payment card processing fees directly attributable to the revenue growth, kiosk field operation costs, support function costs due to the growth in the installed kiosk base, and certain costs incurred to service the kiosks under the transition services agreement with NCR. Benefitting Q1 2013 was an $11.4 million reduction in a loss contingency accrual, of which $8.4 million had been previously expensed in Q1 2012. Due to the above factors and the absence in 2013 of special interchange rates from debit card brands, direct operating expenses as a percent of revenue for 2013 was 72.2%, up from 70.0% in the prior period. We expect to improve our financial performance through kiosk optimization, which will focus on redeploying underperforming kiosks to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals and kiosk productivity;

•

$7.9 million increase in depreciation and amortization expenses primarily due to incremental depreciation associated with our 2012 installed kiosks, including the NCR acquisition, as well as higher depreciation from the continued investment in our technology infrastructure and the launch of Redbox Instant by Verizon;

•

$6.4 million increase in general and administrative expenses primarily due to higher expenses related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, and overall higher costs to support the continued growth in our installed kiosk base;

•

$1.3 million increase in marketing costs due to initiatives to increase our revenue by improving consumer insight and data capabilities to offer a better consumer experience through personalized recommendations for the latest new releases, search engine marketing, promotional email campaigns and social media, as well as the launch of our Redbox Tickets platform, and our expansion into Canada; partially offset by

•	$5.0 million increase in revenue as described above.

Coin

	Three Months Ended
Dollars in thousands, except average transaction size	March 31,		Change
	2013	2012	$	%
Revenue	$65,383	$64,826	$557	0.9%
Expenses:
Direct operating	37,656	36,926	730	2.0%
Marketing	1,053	1,720	(667)	(38.8)%
Research and development	1,768	1,180	588	49.8%
General and administrative	6,289	5,681	608	10.7%

Segment operating income	18,617	19,319	(702)	(3.6)%
Less: Depreciation and amortization	(8,184)	(8,341)	157	(1.9)%

Operating income	$10,433	$10,978	$(545)	(5.0)%

Operating income as a percentage of revenue	16.0%	16.9%
Same store sales growth/(decline)	0.2%	1.6%
Ending number of kiosks	20,600	20,200	400	2.0%
Total transactions	17,387	17,720	(333)	(1.9)%
Average transaction size	$39.22	$38.00	$1.22	3.2%

2013 Events

•

In the first quarter of 2013, we began deploying kiosks to TD Canada Trust (“TDCT”) locations as part of a service provider contract to place over 350 kiosks at TDCT locations across Canada. We completed this rollout in the first week of April. Coin processing will be available to personal banking customers at no fee and to business customers and the general public at a competitive rate. We have been servicing coin counting kiosks in multiple financial institutions over the last eight years. The financial institution channel provides an opportunity to us as the majority of bank customers are already converting coins at the teller window. We bring an automated solution to financial institutions allowing reduced teller lines while enhancing the consumer experience.

•

In the first quarter of 2013, we began to rollout an offering with PayPal allowing consumers to load money into or withdraw money from their PayPal accounts. We believe this offering allows us to leverage our existing Coin kiosk network to give consumers access to e-payment alternatives. As of March 31, 2013, over 1,800 kiosks were activated with our PayPal services.

Comparing first quarter 2013 to first quarter 2012

Revenue increased $0.6 million, or 0.9%, primarily due to growth of U.S. and Canada same store sales. The average coin-to-voucher transaction size continued to increase and the volume of non-cash voucher products increased by 0.8%. Same store sales growth in the U.S. was driven by the fact that revenue from kiosks installed in 2011 was fully included in this quarter’s same store sales measurement and in Canada by a significant increase in the conversion of the penny related to the Royal Canadian Mint’s penny reclamation efforts.

Operating income decreased $0.5 million, or 5.0%, primarily due to the following:

•

$0.7 million increase in direct operating expenses primarily due to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher direct field costs composed of increased parts and supplies and fleet vehicle costs, higher coin processing and transportation related expenses arising from higher revenue in 2013 partially offset by lower expenses from the sales function;

•

$0.6 million increase in general and administrative expenses primarily due to continued investment in technology initiatives and infrastructure, as well as increases in payroll and facilities spend related to headcount growth; and

•	$0.6 million increase in research and development expenses primarily due to the increase in kiosk software engineering efforts; partially offset by

•	$0.7 million decrease in marketing expenses primarily due to timing of advertising and spending to support our retailer card program in the first quarter of 2013; and

•	$0.6 million increase in revenue as described above.

New Ventures

	Three Months Ended
Dollars in thousands	March 31,		Change
	2013	2012	$	%
Revenue	$1,383	$411	$972	236.5%
Expenses:
Direct operating	3,121	1,098	2,023	184.2%
Marketing	638	305	333	109.2%
Research and development	2,545	2,168	377	17.4%
General and administrative	3,361	2,457	904	36.8%

Segment operating loss	(8,282)	(5,617)	(2,665)	47.4%
Less: depreciation and amortization	(2,894)	(7)	(2,887)	NM *

Operating loss	$(11,176)	$(5,624)	$(5,552)	98.7%

Ending number of kiosks	220	60	160

(*)	Not meaningful

2013 Events

During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called OrangoTM. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value by $3.0 million. We consequently recorded charges of $2.5 million to depreciation expense and $0.5 million to direct operating expense.

Comparing first quarter 2013 to first quarter 2012

Revenue increased 236.5% primarily due to 160 additional kiosks which includes the growth of our Rubi coffee concept.

Operating loss increased $5.6 million, or 98.7%, primarily due to the following:

•	$2.0 million increase in direct operating expenses primarily due to additional sales volume from existing concepts, additional headcount to support growth and the $0.5 million charge noted above;

•	$0.9 million increase in general and administrative expenses primarily due to additional headcount to support growth;

•	$0.4 million increase in research and development expenses due to the development of new kiosk hardware and software for our existing concepts;

•	$2.9 million increase in depreciation and amortization primarily due to the $2.5 million charge noted above and an increase in kiosks; and

•	$0.3 million increase in marketing expense primarily due to increased headcount to support business growth.

Loss from equity method investments

Loss from equity method investments increased to $7.0 million in 2013 from a $15.2 million gain in 2012, primarily due to a gain recognized on formation of the Redbox Instant by Verizon joint venture in February 2012. Additional financial information about our equity method investments is provided in Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.

Interest Expense, Net

Dollars in thousands	Three Months Ended March 31,		Change

	2013	2012	$	%
Cash interest expense	$2,907	$3,407	$(500)	(14.7)%
Non-cash interest expense	1,810	1,810	—	—
Loss from early retirement of debt	1,938	—	1,938
Interest income	(1,122)	(1,103)	(19)	1.7%

Total interest expense, net	5,533	$4,114	$1,419	34.5%

Net interest expense increased $1.4 million, or 34.5%, primarily due to an approximate loss of $1.9 million from the early retirement of $44.6 million in face value of our convertible notes partially offset by decreased interest expense resulting from the lower principal balance.

Income Tax Expense

Our effective tax rate was 36.1% and 39.9% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rate was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes offset by federal tax credits. The decrease in our effective tax rate for the three month period was due primarily to the absence of federal research and general business tax credits in 2012. The 2012 federal research credit was recorded in the first quarter of 2013 upon enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013.

Non-GAAP Financial Measures

Non-GAAP measures may be provided as a complement to results provided in accordance with United States generally accepted accounting principles (“GAAP”).

We use the following non-GAAP financial measures to evaluate our financial results:

•	Core adjusted EBITDA;

•	Core diluted earnings per share (“EPS”); and

•	Free cash flow.

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

Core Adjusted EBITDA

Our non-GAAP financial measure core adjusted EBITDA is defined as earnings before depreciation, amortization and other; interest expense, net; income taxes; share-based payments expense; and Non-Core Adjustments.

A reconciliation of core adjusted EBITDA to net income, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended March 31,		Change

Dollars in thousands	2013	2012	$	%
Net income	$22,604	$53,696	$(31,092)	(57.9)%
Depreciation, amortization and other	51,455	40,791	10,664	26.1%
Interest expense, net	5,533	4,114	1,419	34.5%
Income taxes	12,759	35,672	(22,913)	(64.2)%
Share-based payments expense(1)	4,837	8,792	(3,955)	(45.0)%

Adjusted EBITDA	97,188	143,065	(45,877)	(32.1)%
Non-core adjustments:
Deal fees	—	1,203	(1,203)	(100.0)%
Loss from equity method investments	7,025	4,341	2,684	61.8%
Gain on formation of Redbox Instant by Verizon	—	(19,500)	19,500	(100.0)%

Core adjusted EBITDA	$104,213	$129,109	$(24,896)	(19.3)%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

The decrease in our core adjusted EBITDA was primarily due to lower operating income in our Redbox segment. The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.

Core Diluted EPS

Our non-GAAP financial measure core diluted EPS is defined as diluted earnings per share excluding Non-Core Adjustments, net of applicable taxes.

A reconciliation of core diluted EPS to diluted EPS, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended March 31,		Change

	2013	2012	$	%
Diluted EPS	$0.78	$1.65	$(0.87)	(52.7)%
Non-core adjustments, net of tax:(1)
Deal fees	—	0.02	(0.02)	(100.0)%
Loss from equity method investments	0.15	0.08	0.07	87.5%
Gain on formation of the Joint Venture	—	(0.36)	0.36	(100.0)%

Core diluted EPS	$0.93	$1.39	$(0.46)	(33.1)%

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.

Free Cash Flow

Our non-GAAP financial measure free cash flow is defined as net cash provided by operating activities after capital expenditures. We believe free cash flow is an important non-GAAP measure as it provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our common stock. A reconciliation of free cash flow to net cash provided by operating activities, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended March 31,		Change
Dollars in thousands	2013	2012	$	%
Net cash provided by operating activities	$41,102	$54,918	$(13,816)	(25.2)%
Purchase of property and equipment	(33,231)	(38,007)	4,776	(12.6)%

Free cash flow	$7,871	$16,911	$(9,040)	(53.5)%

An analysis of our net cash from operating activities and used in investing and financing activities is provided below.

Liquidity and Capital Resources

We believe our existing cash, cash equivalents and amounts available to us under our current credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coin kiosks generate lower than anticipated revenue, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements and cash required to fund potential future acquisitions and investment. The following is an analysis of our year-to-date cash flows:

Net Cash from Operating Activities

Our net cash from operating activities decreased by $13.8 million primarily due to the following:

•	$31.1 million decrease in net income to $22.6 million primarily due to decreased operating income in our Redbox segment and increased loss from our New Ventures segment, partially offset by

•

$11.3 million net increase in non-cash expenses primarily due to loss from equity method investments in the current period compared to a gain in the prior year period, increased depreciation and other and increased amortization of intangible assets and deferred financing fees partially offset by a decrease in the impact of deferred income taxes; and

•

$6.0 million net increase in cash flows from changes in working capital primarily due to increased amortization of our content library relative to cash purchases and timing of settlement of accounts payable and other liabilities.

Net Cash Used in Investing Activities

We used $100.0 million of net cash in our investing activities primarily due to the following:

•	$33.2 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our Enterprise Resource Planning implementation;

•	$53.0 million used for purchases of short-term investments; and

•	$14.0 million used for capital contribution to our Redbox Instant by Verizon Joint Venture.

Net Cash from Financing Activities

We obtained $231.2 million of net cash from our financing activities primarily due to the following:

•	$343.5 million obtained in net proceeds from issuance of our senior unsecured notes;

•	$65.7 million used to pay our term loan and retire a portion of our convertible debt;

•	$46.5 million used to repurchase our common stock; and

•	$3.3 million used to pay capital lease obligations and other debt;

Cash and Cash Equivalents

A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of March 31, 2013, our cash and cash equivalent balance was $453.5 million, of which $82.2 million was identified for settling our payable to the retailer partners in relation to our Coin kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Short Term Investments

During the first quarter of 2013, we purchased $53.0 million of short-term investments, which consists of high credit quality, tax-exempt Variable Rate Demand Notes (VRDN). VRDNs have a put option that allows them to be liquidated generally on a same day or a five business day settlement basis. All of the put options are secured by a pledged liquidity source and are backed by highly rated financial institutions.

We classify these short-term investments as available for sale. VRDN securities have variable interest rates that reset at regular intervals. Because our VRDNs have short reset periods, their cost approximates fair value and there were no realized or unrealized gains or losses related to the securities.

Debt

Debt comprises the following:

	March 31,	December 31,
Dollars in thousands	2013	2012
Senior unsecured notes	$350,000	$—
Term loan	156,405	159,687
Convertible debt (Outstanding face value)	140,376	184,983

Total debt	$646,781	$344,670

Senior Unsecured Notes

On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Notes”) at par for proceeds, net of expenses, of $343.8 million and the Subsidiary Guarantors would guarantee the Notes (the “Guarantees”). We will use the proceeds of this offering primarily toward Convertible Note repayment and other corporate purposes. The Notes and the Guarantees are general unsecured obligations and are effectively subordinated to all of our and Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt. In addition, the Notes will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Notes. Interest on the Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2013, with the Notes maturing on March 15, 2019.

We may redeem any of the Notes beginning on March 15, 2016, at a redemption price of 103% of their principal amount plus accrued and unpaid interest (and additional interest, if any); then the redemption price for the Notes will be 101.5% of their principal amount plus accrued and unpaid interest (and additional interest, if any) for the twelve-month period beginning March 15, 2017; and then the redemption price for the Notes will be 100% of their principal amount plus accrued interest and unpaid interest (and additional interest, if any) beginning on March 15, 2018. We may also redeem some or all of the Notes before March 15, 2016, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest (and additional interest, if any), to the redemption date, plus an applicable “make-whole” premium. In addition, before March 15, 2016, we may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at 106% of their principal amount plus accrued and unpaid interest (and additional interest, if any); the Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of Notes originally issued remains outstanding.

Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Notes or any portion thereof. That purchase price will equal 101% of the principal amount of the Notes on the date of purchase plus accrued and unpaid interest (and additional interest, if any). If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.

The terms of the Notes restrict our ability and the ability of certain of its subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the Indenture will be subject to a number of important qualifications and exceptions.

The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Revolving Line of Credit and Term Loan

On July 15, 2011, we entered into a new credit facility (the “Credit Facility”), to replace our prior credit facility. The Credit Facility provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The Credit Facility contains certain financial covenants, ratios and tests. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt

The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible notes”) is $140.4 million. The Convertible notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. As of March 31, 2013, we were in compliance with all covenants.

The Convertible notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2013, such early conversion event was met. As a result the Convertible notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the three months ended March 31, 2013, we repurchased 44,607 Convertible notes or $44.6 million in face value of Convertible notes for $62.5 million in cash. The loss from early extinguishment of these Convertible notes was approximately $1.9 million.

As of April 22, 2013, we have received notification from certain Convertible Note holders of their intent to convert $36.8 million in principal value of notes. Upon conversion we will pay the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value above the face value determined based on a formula utilizing our stock price during a 25 consecutive trading day period from the time we receive a conversion notice and will record a loss if the fair value of the debt exceeds its net carrying value upon conversion.

See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments.

Letters of Credit

As of March 31, 2013, we had five irrevocable standby letters of credit that totaled $6.8 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of March 31, 2013, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies

During the three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.

CONTRACTUAL PAYMENT OBLIGATIONS

As of March 31, 2013, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2012 Form 10-K:

•	A reclassification on our Consolidated Balance Sheets of $132.1 million of callable convertible debt from long-term liabilities at December 31, 2012 to current liabilities at March 31, 2013.

•	An incremental purchase commitment of approximately $44.6 million related to the amended content licensing agreement with Universal;

•	An incremental purchase commitment of approximately $5.4 million associated with an outsourced customer service call center;

•	An additional purchase commitment for kiosks, and related parts and components of approximately $14.7 million;

•

Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Coinstar, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Coinstar was to pay NCR the difference between such aggregate amount and $25.0 million. As of March 31, 2013, the remaining commitment is $19.0 million under this arrangement.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the critical accounting policies previously disclosed in our 2012 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our reported market risks and risk management policies since the filing of our 2012 Form 10-K.

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs’ claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys’ fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox’s motion to dismiss the plaintiffs’ claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court’s denial of Redbox’s motion to dismiss plaintiff’s claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On April 8, 2013, Redbox filed a motion seeking summary judgment in its favor on all remaining claims, and requested that the court stay further class proceedings pending resolution of the summary judgment motion. The court has yet to set a briefing schedule on the two motions. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California’s Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys’ fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the

Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox’s motion to dismiss with prejudice and denied DiSimone/Sinibaldi’s motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court’s decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. Redbox’s response is due May 31, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

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

Risks Related to Competition, Evolving Technologies and Consumer Preferences in Our Industry

There are many risks related to our Redbox business that may negatively impact our business.

The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our infrastructure of Redbox kiosks in the U.S. and Canada. The home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and demand for physical distribution of movies may decrease over the long-term. If it does, our business, operating results and financial condition could be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

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

In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our kiosks could be significantly reduced. See the risk factor below entitled, “—Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.”

Risks Related to the Business

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

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to develop, or otherwise provide, new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through our New Ventures segment, however, the complexities and structures of these new businesses could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our investment in ecoATM, a company that provides an automated eCycling station that captures, tracks and recycles mobile devices, or we may seek to grow businesses organically, such as our RubiTM coffee kiosk venture, or we may seek to offer new products on our current kiosks, such as video games or tickets on the Redbox kiosk, or new Coin-to-Commerce products on our Coin kiosk. We may enter into joint ventures, such as Redbox Instant by Verizon, through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our DVD and coin-counting kiosks, as well as adapt our related networks and systems through appropriate technological solutions, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

Our investment in Redbox Instant by Verizon may not be successful, and may limit our ability to provide or participate in other “over the top” video distribution services in the United States.

We have a minority ownership interest in Redbox Instant by Verizon, a joint venture with Verizon Communications to provide “over-the-top” video distribution services that also offers rental of physical DVDs and Blu-ray Discs from our kiosks. As of March 31, 2013, we have invested $38.5 million in cash in the joint venture and granted it a license to use certain Redbox trademarks. We could be requested to make substantial additional cash contributions to the joint venture, but we do not control the timing or amount of such requested capital contributions. Under the joint venture agreement, if we do not contribute our pro rata portion of the first $450.0 million in requested capital contributions, our ownership interest in the joint venture could be diluted and we could lose certain contractual rights in the joint venture, such as the right to veto certain material decisions by the joint venture. As long as we fund our pro rata portion of the first $450.0 million in capital contributions, our ownership interest in the joint venture cannot be diluted below a floor of 10% if the joint venture makes additional capital requests and we are not able fund our pro rata portion of such requests. In addition, each of our Credit Facility and the indenture governing the Notes restricts our ability to make investments in the joint venture above certain thresholds. Under the joint venture agreement, we have also agreed to certain restrictions on our ability in the United States to participate in the marketing or operation of an “over-the-top” video distribution service, or to provide physical DVD or Blu-Ray disc rental services in connection with certain other video services. These restrictions may substantially limit our ability to participate in the digital video distribution market except through the joint venture, which we do not control. In addition, Verizon has certain rights to acquire our ownership interest in the joint venture following February 3, 2019, or in limited circumstances, following February 3, 2017. These exclusivity provisions and rights in favor of Verizon could leave us without an interest in an “over the top” video distribution business in the future. Further, the joint venture agreement contains certain restrictions on the transfer or encumbrance of our ownership interest in the joint venture, including not generally being able to sell or transfer our interest to an unaffiliated third party before February 3, 2017. After February 3, 2017, we are permitted to transfer our ownership interest in the joint venture only under certain circumstances. These transfer restrictions as well other restrictions, including those discussed above, could substantially reduce the value of our ownership interest in the joint venture as well as negatively affect our ability to run our business.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.

As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in 2012, Redbox acquired certain assets of NCR Corporation related to its self-service DVD kiosk business and also entered into a joint venture arrangement to launch Redbox Instant by Verizon. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. For example, Redbox Instant by Verizon may take action contrary to our interests, although we may nonetheless be called to invest additional sums. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

•

costs incurred in identifying and performing due diligence on potential targets and negotiating agreements that may or may not be successful, including payment of break-up fees if transactions are not closed; and

•	impairment of relationships with employees, retailers and affiliates of our business and the acquired business.

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

Risks Related to Our Indebtedness

Our obligations under our substantial debt could adversely affect our cash flow and our business.

As of March 31, 2013, we have total outstanding debt of approximately $646.8 Our level of indebtedness could have important consequences for you, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•

requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	restricting us from making strategic acquisitions or investments or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate, placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and

•	exposing us to variability in interest rates, as our Credit Facility bears interest at variable rates determined by prevailing interest rates and our leverage ratio.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations, which could prevent or impede us from fulfilling our debt obligations and adversely affect our business.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness, including without limitation any payments required to be made under our Credit Facility or to holders of the Notes or the Convertible notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, although we paid only $9.2 million in cash taxes in fiscal year 2012 due in part to the utilization of net operating loss carryforwards, we expect to exhaust our net operating loss carryforwards in fiscal year 2013. Excluding the favorable impact on cash outflows due to the utilization of these net operating loss carryforwards, we would have had to pay approximately $61.1 million in cash taxes in fiscal year 2012. If we continue to be profitable, we expect our cash tax obligations in fiscal 2013 and future periods to be significantly higher than in prior periods, which may have an adverse impact on our ability to service our indebtedness.

Further, if a fundamental change occurs under the indenture governing the Convertible notes, holders of the Convertible notes may require us to repurchase, for cash, all or a portion of their Convertible notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Convertible notes by a holder, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of such Convertible notes at the option of each holder because the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such quarter exceeded 130% of the applicable conversion price. Depending on the amount and timing of the payment requirements, we may not be able to meet all of the obligations relating to Convertible note payment requirements, which could have had a material adverse effect.

In addition, our Credit Facility prohibits us from making any cash payments due upon the repurchase or conversion of the Convertible notes if (i) an event of default then exists or would result from the relevant payment under that facility or (ii) after giving effect to the relevant cash payment, we would not be in pro forma compliance with our consolidated leverage ratio test specified in that facility. Any agreements or indebtedness we enter into or incur in the future may further restrict our ability to pay interest on, carry out the fundamental change repurchase obligations relating to, or make payments (including cash) upon conversion of, the Convertible notes.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness when due or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures, seek additional equity financing or seek other third-party financing to satisfy such obligations. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. Our failure to fund indebtedness obligations at any time could constitute an event of default under the instruments governing such indebtedness, and could trigger a cross default under our other outstanding debt, which could result in an acceleration of such indebtedness.

If we do not comply with the covenants in the credit agreement that governs our Credit Facility and the indenture that governs the Notes or otherwise default under them or the indenture governing our Convertible notes, we may not have the funds necessary to pay all of our indebtedness that could become due.

The credit agreement governing our Credit Facility and the indentures governing the Notes and our Convertible notes will require us to comply with certain covenants that may limit our ability to engage in activities that may be in our long-term best interests. For example, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, without lender approval. Further, our credit agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio, each as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement, which could result in the acceleration of our outstanding indebtedness.

Our failure to comply with these covenants or others under our indentures could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or either of the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2013:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
1/1/13 - 1/31/13	799,188		$49.53	797,562	$383,640	(3)
2/1/13 - 2/28/13	184,603		$50.80	139,884	$344,185
3/1/13- 3/31/13	19,385		$55.74	—	$339,403

	1,003,176	(1)	$49.88	937,446	$341,813

(1)	Includes 65,730 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.
(2)	Dollars in thousands
(3)	As of December 31, 2012, the maximum approximate dollar value of shares that could be purchased under the plans or programs was $133.6 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. On January 31, 2013 the Board of Directors authorized up to $250 million in additional repurchases. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Coinstar common stock authorized is repurchased, the Board of Directors determines to discontinue or otherwise modify the share repurchase program or our credit facility agreement is terminated. The repurchases on the dates indicated above occurred in the open market and pursuant to a 10b5-1 trading plan which was completed during the quarter.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Exhibit Number	Description of Document

4.1	Indenture, dated as of March 12, 2013, among Coinstar, certain subsidiary guarantors and Wells Fargo Bank, National Association. (1)

4.2	Registration Rights Agreement, dated as of March 12, 2013, among Coinstar, certain subsidiary guarantors and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the initial purchasers. (1)

4.3	Form of 6.000% Senior Note due 2019 (included in Exhibit 4.1). (1)

10.1*	Form of Stock Option Grant Notice and Form of Stock Option Agreement for grants made to executives under the 2011 Incentive Plan.

10.2*	Form of Restricted Stock Award Notice and Form of Restricted Stock Award Agreement for awards made to executives under the 2011 Incentive Plan.

10.3*	Form of Restricted Stock Award Notice and Form of Restricted Stock Award Agreement for performance-based awards made to executives under the 2011 Incentive Plan.

10.4	Consent, Waiver and Amendment dated March 7, 2013 under Second Amended and Restated Credit Agreement, dated July 15, 2011, as amended. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on March 12, 2013 (File Number 000-22555).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COINSTAR, INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
April 25, 2013