Form 10-Q
period 2013-06-30
OUTERWALL INC
filed 2013-07-25
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22555
 OUTERWALL INC.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2013
Common Stock, $0.001 par value	28,061,254

OUTERWALL INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
Assets		(As adjusted)
Current Assets:
Cash and cash equivalents	$370,245	$282,894
Accounts receivable, net of allowances of $1,591 and $2,003	60,908	58,331
Short term investments	10,000	—
Content library	172,497	177,409
Deferred income taxes	6,991	7,187
Prepaid expenses and other current assets	40,271	29,686
Total current assets	660,912	555,507
Property and equipment, net	548,629	586,124
Notes receivable	26,633	26,731
Deferred income taxes	3,953	1,373
Goodwill and other intangible assets	340,183	344,063
Other long-term assets	49,184	47,927
Total assets	$1,629,494	$1,561,725
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$177,646	$250,588
Accrued payable to retailers	137,227	138,413
Other accrued liabilities	131,245	146,125
Current callable convertible debt	51,105	—
Current portion of long-term debt and other	17,515	15,529
Current portion of capital lease obligations	13,792	13,350
Total current liabilities	528,530	564,005
Long-term debt and other long-term liabilities	510,865	341,179
Capital lease obligations	13,143	15,702
Deferred tax liabilities	52,763	91,751
Total liabilities	1,105,301	1,012,637
Commitments and contingencies (Note 16)
Debt conversion feature	2,630	—
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,360,814 and 35,797,592 shares issued;
28,060,007 and 28,626,323 shares outstanding	470,777	504,881
Treasury stock	(353,875)	(293,149)
Retained earnings	408,440	338,979
Accumulated other comprehensive loss	(3,779)	(1,623)
Total stockholders’ equity	521,563	549,088
Total liabilities and stockholders’ equity	$1,629,494	$1,561,725
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$554,230	$532,220	$1,128,916	$1,100,399
Expenses:
Direct operating(1)	367,101	356,799	774,900	747,209
Marketing	7,539	5,610	15,496	12,567
Research and development	3,889	3,614	8,286	7,544
General and administrative	55,746	52,788	110,962	100,599
Depreciation and other	47,747	43,005	97,185	83,109
Amortization of intangible assets	1,877	624	3,894	1,311
Total expenses	483,899	462,440	1,010,723	952,339
Operating income	70,331	69,780	118,193	148,060
Other income (expense), net:
Income (loss) from equity method investments, net (Note 9)	(9,629)	(5,044)	(16,654)	10,115
Interest expense, net	(12,018)	(3,027)	(17,551)	(7,141)
Other, net	(980)	(59)	(921)	(16)
Total other income (expense), net	(22,627)	(8,130)	(35,126)	2,958
Income before income taxes	47,704	61,650	83,067	151,018
Income tax expense	(847)	(24,775)	(13,606)	(60,447)
Net income	46,857	36,875	69,461	90,571
Foreign currency translation adjustment(2)	(242)	(862)	(2,156)	(135)
Comprehensive income	$46,615	$36,013	$67,305	$90,436
Basic earnings per share	$1.71	$1.20	$2.53	$2.95
Diluted earnings per share	$1.64	$1.11	$2.42	$2.75
Weighted average shares used in basic per share calculations	27,438	30,776	27,465	30,682
Weighted average shares used in diluted per share calculations	28,537	33,190	28,737	32,908

(1)
“Direct operating” excludes depreciation and other of $31.6 million and $64.9 million for the three and six months ended June 30, 2013 , respectively, and $30.2 million and $60.2 million for the three and six months ended June 30, 2012, respectively.

(2)	Foreign currency translation adjustment has no tax effect for the three and six months ended June 30, 2013 and 2012, respectively.
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, March 31, 2013	28,060,015	$486,553	$(339,631)	$361,583	$(3,537)	$504,968
Proceeds from exercise of options, net	190,196	5,864				5,864
Adjustments related to tax withholding for share-based compensation	(3,011)	(429)				(429)
Share-based payments expense	4,808	3,843				3,843
Tax benefit on share-based compensation expense		659				659
Repurchases of common stock	(447,500)		(24,906)			(24,906)
Repurchase and conversion of callable convertible debt, net of tax	255,499	(25,713)	10,662			(15,051)
Net income				46,857		46,857
Foreign currency translation adjustment(1)					(242)	(242)
BALANCE, June 30, 2013	28,060,007	$470,777	$(353,875)	$408,440	$(3,779)	$521,563

(1) Foreign currency translation adjustment has no tax effect for the three months ended June 30, 2013.

					Accumulated Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of options, net	344,006	10,519				10,519
Adjustments related to tax withholding for share-based compensation	(68,741)	(4,342)				(4,342)
Share-based payments expense	287,866	8,680				8,680
Tax benefit on share-based compensation expense		2,632				2,632
Repurchases of common stock	(1,384,946)		(71,388)			(71,388)
Repurchase and conversion of callable convertible debt, net of tax	255,499	(48,963)	10,662			(38,301)
Reclassification of debt conversion feature to temporary equity		(2,630)				(2,630)
Net income				69,461		69,461
Foreign currency translation adjustment(1)					(2,156)	(2,156)
BALANCE, June 30, 2013	28,060,007	$470,777	$(353,875)	$408,440	$(3,779)	$521,563

(1) Foreign currency translation adjustment has no tax effect for the six months ended June 30, 2013.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Activities:
Net income	$46,857	$36,875	$69,461	$90,571
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	47,747	43,005	97,185	83,109
Amortization of intangible assets and deferred financing fees	2,590	1,155	5,167	2,374
Share-based payments expense	3,843	5,938	8,680	14,730
Excess tax benefits on share-based payments	(960)	(598)	(3,029)	(3,737)
Deferred income taxes	(47,327)	25,440	(36,911)	56,624
(Income) loss from equity method investments, net	9,629	5,044	16,654	(10,115)
Non-cash interest on convertible debt	1,111	1,764	2,774	3,481
Loss from extinguishments of callable convertible debt	4,011	—	5,949	—
Other	(482)	(1,802)	(1,811)	(3,313)
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(4,955)	(4,839)	(2,650)	(6,615)
Content library	(16,700)	(722)	4,912	(4,040)
Prepaid expenses and other current assets	(2,690)	(3,062)	(10,611)	(6,874)
Other assets	388	444	902	995
Accounts payable	(41,001)	12,634	(70,972)	(26,027)
Accrued payable to retailers	14,424	11,891	(273)	(2,123)
Other accrued liabilities	13,077	6,136	(14,763)	5,181
Net cash flows from operating activities	29,562	139,303	70,664	194,221
Investing Activities:
Purchases of property and equipment	(35,499)	(38,694)	(68,730)	(76,701)
Proceeds from sale of property and equipment	12,700	525	12,832	669
Net sales (purchases) of short term investments	43,000	—	(10,000)	—
Receipt of note receivable principal	—	—	95	—
Acquisition of NCR DVD kiosk business	—	(100,000)	—	(100,000)
Equity investments	—	—	(14,000)	(28,350)
Net cash flows from investing activities	20,201	(138,169)	(79,803)	(204,382)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	—	343,769	—
Financing costs associated with senior unsecured notes	(142)	—	(444)	—
Principal payments on term loan and repurchase of convertible debt	(110,460)	(2,187)	(176,196)	(4,375)
Repurchases of common stock	(24,906)	(4,058)	(71,388)	(4,058)
Principal payments on capital lease obligations and other debt	(4,200)	(4,511)	(7,451)	(9,194)
Excess tax benefits related to share-based payments	960	598	3,029	3,737
Proceeds from exercise of stock options, net	5,652	1,768	6,745	3,981
Net cash flows from financing activities	(133,096)	(8,390)	98,064	(9,909)
Effect of exchange rate changes on cash	126	(737)	(1,574)	(150)
Increase (decrease) in cash and cash equivalents	(83,207)	(7,993)	87,351	(20,220)
Cash and cash equivalents:
Beginning of period	453,452	329,628	282,894	341,855
End of period	$370,245	$321,635	$370,245	$321,635

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,502	$1,050	$5,910	$6,781
Cash paid during the period for income taxes	$44,193	$3,939	$44,998	$5,469
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$2,160	$4,985	$5,615	$6,295
Purchases of property and equipment included in ending accounts payable	$26,829	$19,061	$26,829	$19,061
Non-cash gain included in equity investments	$—	$—	$—	$19,500
Common stock issued on conversion of callable convertible debt	$14,278	$—	$14,278	$—
Non-cash debt issue costs	$—	$—	$6,231	$—
See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1: BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). On June 27, 2013, we changed our name to Outerwall Inc. The name change reflects the evolution of our company from a single coin-counting kiosk business into multiple automated retail businesses. The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2012, is derived from our 2012 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements include the accounts of Outerwall Inc. and our wholly-owned subsidiaries. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
Accounting Pronouncements Adopted During the Current Year
In July 2012, the FASB issued ASU No. 2012-2, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU 2012-2"). ASU 2012-2 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is not more likely than not that the asset is impaired. ASU 2012-2, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of ASU 2012-2 in the first quarter of 2013 did not have a material impact on our financial position, results of operations or cash flows.
On February 5, 2013, the FASB issued ASU No. 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” ("ASU 2013-2"). ASU 2013-2 was issued to address concerns raised in the initial issuance of ASU No. 2011-5, “Presentation of Comprehensive Income”, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement. With the issuance of ASU 2013-2 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•
For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures under generally accepted accounting standards in the United States ("US GAAP").

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, ASU 2013-2 is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Our adoption of ASU 2013-2 in the first quarter of 2013 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Content Library
Content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For purchased content that we expect to sell at the end of its useful life, we determine an estimated salvage value. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. The amortization charges were derived utilizing rental curves based on historical performance of movies and games over their useful lives and recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.
In the second quarter of 2013, the Company completed a review of its content library amortization methodology and updated the methodology in order to add greater precision to product cost amortization. The previous method recognized accelerated amortization of content library costs at a rate faster than the decline in the content library's value due to the recognition of charges in addition to the normal rental curve amortization whenever individual discs were removed from kiosks, a process we define as "thinning". The Company's most recent analysis has shown that its amortization curves can reasonably capture the effect of thinning and therefore eliminates the need for additional charges at the time of thinning and provides a better correlation of costs to revenue. The modified approach to amortizing the cost of the content library is based on updated rental curves, which incorporate thinning estimates, and provides a more systematic method for recognizing the costs of movie and game titles. The Company anticipates that this new method will better align the recognition of costs with the related revenue.
The Company believes that the change in its content library amortization methodology, to be made on a prospective basis, is a change in accounting estimate that is effected by a change in accounting principle. The Company believes that the modified content library amortization methodology is preferable because it better reflects the pattern of consumption of the expected benefits of the content library. See Exhibit 18.1 for a copy of our auditor's preferability letter which we have included in this 10-Q.
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology is expected to shift product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology, substantially all of the amortization expense will continue to be recognized within one year of purchase. For the second quarter of 2013, the change resulted in a benefit to net income of $13.4 million or $0.49 in basic earnings per share and $0.47 in diluted earnings per share.
NOTE 3: ORGANIZATION AND BUSINESS
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers.
On June 27, 2013, our name change from Coinstar, Inc. to Outerwall Inc. was approved by stockholders. The name change reflects the evolution of our company from a single coin-counting kiosk business into multiple automated retail businesses. The name Outerwall was selected as an umbrella corporate brand that encompasses our current operations and provides a platform for future automated retail opportunities. As part of our name change, we have changed the name of our Coin business segment to the Coinstar business segment.
Our core offerings in automated retail include our Redbox and Coinstar segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, and developing innovative self-service concepts in the marketplace. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants. Our kiosk and location counts as of June 30, 2013, are as follows:

	Kiosks	Locations
Redbox(1)	43,600	35,900
Coinstar	20,700	20,500
New Ventures	340	340
Total(1)	64,640	56,740
(1) As of June 30, 2013, no kiosks acquired from NCR remained in service. See Note 4: Business Combination for more information on the NCR Asset Acquisition.
NOTE 4: BUSINESS COMBINATION
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
We accounted for the NCR Asset Acquisition as a business combination. In accordance with US GAAP, the measurement period for our purchase price allocation ends as soon as information regarding our assessment of the quality and quantity of the kiosks acquired as well as certain facts and circumstances becomes available; such measurement period will not exceed twelve months from the acquisition date. During the second quarter of 2013, we obtained sufficient evidence regarding the quality and market value of the kiosks acquired (See Note 7: Property and Equipment for more information on the sale of certain NCR kiosks during the second quarter of 2013) to finalize our purchase price allocation. As a result, we retroactively adjusted our purchase price allocation to increase the value assigned to the kiosks acquired by $14.8 million with a corresponding decrease to goodwill to the period in which the NCR Asset Acquisition occurred. This adjustment to our purchase price allocation resulted in an immaterial difference in depreciation which we recorded as a cumulative adjustment in the second quarter of 2013.
The following table shows our preliminary purchase price allocation, adjustments we made during the six months ended June 30, 2013 and our final purchase price allocation based on the fair value of the assets acquired and liabilities assumed at the NCR Asset Acquisition date as follows:

	June 22, 2012
Dollars in thousands	Preliminary	Adjustments	Final
Assets acquired:
Content library	$4,330	$—	$4,330
Prepaid expenses	240	—	240
Deferred income taxes	1,500	—	1,500
Property and equipment	9,130	14,766	23,896
Intangible assets	46,960	—	46,960
Goodwill	42,110	(14,766)	27,344
Total assets acquired	104,270	—	104,270
Liabilities assumed:
Accrued liabilities	(4,270)	—	(4,270)
Total consideration paid in cash	$100,000	$—	$100,000
Goodwill of $27.3 million, attributable primarily to the future expected synergies and operational efficiencies, as well as market expansion, has been assigned to our Redbox segment. The majority of the goodwill is deductible for tax purposes.

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
As of the date of acquisition, we estimated the weighted-average useful life of the acquired identifiable intangible assets to be 9.6 years.
Based on the identified intangible assets recorded as of the closing date and assuming no subsequent impairment of the underlying assets, the estimated remaining amortization as of June 30, 2013 is as follows:

Dollars in thousands	Amortization Expense
Remainder of 2013	$2,395
2014	4,788
2015	4,788
2016	4,788
2017	4,788
2018	4,788
Thereafter	15,178
Total remaining amortization	$41,513
NOTE 5: CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents were $88.9 million and $60.4 million at June 30, 2013, and December 31, 2012, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at June 30, 2013, and December 31, 2012, were $95.8 million and $91.8 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
NOTE 6: SHORT TERM INVESTMENTS
As of June 30, 2013, we had $10.0 million of short-term investments, which consists of high credit quality, tax-exempt Variable Rate Demand Notes ("VRDNs"). VRDNs have a put option that allows them to be liquidated generally on a same day or a five business day settlement basis. All of the put options are secured by a pledged liquidity source and are backed by highly rated financial institutions.
We classify these short-term investments as available for sale. VRDNs have variable interest rates that reset at regular intervals. Because our VRDNs have short reset periods, their cost approximates fair value and there were no realized or unrealized gains or losses related to the securities.

NOTE 7: PROPERTY AND EQUIPMENT

Dollars in thousands	June 30, 2013	December 31, 2012
Kiosks and components	$1,063,240	$1,041,755
Computers, servers, and software	216,131	195,756
Office furniture and equipment	6,908	6,538
Vehicles	6,680	7,278
Leasehold improvements	22,283	19,743
Property and equipment, at cost	1,315,242	1,271,070
Accumulated depreciation and amortization	(766,613)	(684,946)
Property and equipment, net	$548,629	$586,124
During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures refurbished electronics concept, Orango™, and determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives. Our estimated fair value of these assets, less the cost to sell them, exceeded their carrying value by $3.2 million. We determined our estimate of fair value by applying a cash flow approach. As a result, during the first quarter of 2013, we recognized charges of $2.7 million in depreciation and other and $0.5 million in direct operating in our Consolidated Statements of Comprehensive Income. We did not separately present the assets or liabilities of the concept as held for sale in our Consolidated Balance Sheets because the amounts are immaterial.
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR (the “NCR Kiosks”) through the sale of a previously consolidated entity which held certain of the NCR kiosks with a net book value of $12.4 million. Total proceeds from the sale of the entity were $11.8 million and are recorded within proceeds from sale of property and equipment within our Consolidated Statements of Cash Flows. As a result of this sale and certain reorganizations we recorded a one-time tax benefit as described in Note 17: Income Taxes.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill was as follows:

	June 30, 2013	December 31, 2012
Dollars in thousands
Goodwill	$295,094	$309,860
Adjustment	—	(14,766)
Total goodwill	$295,094	$295,094
During the six months ended June 30, 2013, we finalized the purchase price allocation associated with the NCR Asset Acquisition resulting in a $14.8 million decrease in Goodwill. See Note 4: Business Combination for more information.
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2013	December 31, 2012
Retailer relationships	5 - 10 years	$53,344	$53,344
Accumulated amortization		(14,663)	(11,518)
		38,681	41,826
Other	1 - 40 years	9,418	9,404
Accumulated amortization		(3,010)	(2,261)
		6,408	7,143
Intangible assets, net		$45,089	$48,969
Amortization expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012
Retailer relationships	$1,568	$614	$3,145	$1,229
Other	309	10	749	82
Total amortization of intangible assets	$1,877	$624	$3,894	$1,311
Expected future amortization is as follows:

Dollars in thousands	Retailer Relationships	Other
Remainder of 2013	$3,105	$487
2014	5,432	975
2015	4,012	940
2016	4,012	828
2017	4,012	806
2018	4,012	802
Thereafter	14,096	1,570
Total expected amortization	$38,681	$6,408

NOTE 9: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray™ discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. During the first quarter of 2013, at the request of the Joint Venture board of managers, Redbox made a cash payment of $14.0 million representing its pro-rata share of the requested capital contribution.
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
We account for Redbox’s ownership interest in the Joint Venture using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $14.6 and $8.3 million from our equity method investment, representing our share of the Joint Venture’s operating results as well as the amortization of differences in carrying amount and underlying equity for the six month periods ended June 30, 2013, and 2012, respectively. Separate from equity method accounting for our ownership interest in the Joint Venture, we record revenue attributable with the rental of DVDs and Blu-ray discs from our Redbox kiosks arising from Joint Venture subscribers within our Redbox segment.
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
Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of June 30, 2013, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$25,210	35%
Other equity investments	11,275	10% - 23%
Equity method investments	$36,485
Our equity method investments are included within other long-term assets on our Consolidated Balance Sheets.
On July 1, 2013, we entered into an agreement and plan of merger with one of our equity method investments, ecoATM, Inc which we completed on July 23, 2013. For additional information see Note 18: Subsequent Events.

Income (loss) from Equity Method Investments
Income from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012
Trademark gain	$—	$—	$—	$19,500
Proportionate share of net loss of equity method investees:
Redbox Instant by Verizon	(7,575)	(4,001)	(13,397)	(7,258)
Other	(1,435)	(675)	(2,019)	(1,096)
Total proportionate share of net loss of equity method investees	(9,010)	(4,676)	(15,416)	(8,354)
Amortization of difference in carrying amount and underlying equity in Redbox Instant by Verizon	(619)	(368)	(1,238)	(1,031)
Total income (loss) from equity method investments	$(9,629)	$(5,044)	$(16,654)	$10,115
Related Party Transactions
At June 30, 2013 and December 31, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $12.6 million and $0.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.
NOTE 10: DEBT AND OTHER LONG-TERM LIABILITIES

As of June 30, 2013	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Callable convertible debt	51,105	—	51,105
Term loan	17,500	135,625	153,125
Asset retirement obligation	—	12,444	12,444
Other liabilities	15	12,796	12,811
Total	$68,620	$510,865	$579,485
As of December 31, 2012	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Convertible debt	$—	$172,810	$172,810
Term loan	15,312	144,375	159,687
Asset retirement obligation	—	14,020	14,020
Other liabilities	217	9,974	10,191
Total	$15,529	$341,179	$356,708
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
The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of June 30, 2013, there was no outstanding revolving line of credit borrowing and we were in compliance with the covenants of the credit facility.
On July 15, 2011, we borrowed $175.0 million under the term loan facility. The Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. In 2013, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan at June 30, 2013, was 1.45%.
The term loan is subject to mandatory debt repayments of the outstanding borrowings. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
Remaining due in 2013	$8,751
2014	19,687
2015	21,875
2016	102,812
Total	$153,125

Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $53.7 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of June 30, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the six months ended June 30, 2013, we retired a combined 131,248 Convertible Notes or $131.2 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $169.6 million in cash and the issuance of 255,499 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $5.9 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income. Additional details of our Convertible Notes are as follows:

Dollars in thousands	Principal	Discount	Net
Outstanding December 31, 2012	$184,983	$(12,173)	$172,810
Early extinguishments and debt conversion	(131,248)	6,769	(124,479)
Amortization of discount	—	2,774	2,774
Outstanding June 30, 2013	$53,735	$(2,630)	$51,105
The following interest expense was related to our Convertible Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012
Contractual interest expense	$1,115	$2,000	$2,816	$4,000
Amortization of debt discount	1,111	1,764	2,774	3,481
Total interest expense related to the Convertible Notes	$2,226	$3,764	$5,590	$7,481
The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Non-cash
Year	Interest Expense
Remainder of 2013	$1,090
2014	1,540
Total unamortized discount	$2,630
Total interest expense including the loss on early retirement of debt for the three months ended June 30, 2013 and 2012 was $13.3 million and $4.2 million, respectively, and was $19.9 and $9.4 million for the six months ended June 30, 2013 and 2012 respectively. As of June 30, 2013 we were in compliance with all debt covenants.
NOTE 11: REPURCHASES OF COMMON STOCK
Board Authorization
On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

The following table presents a summary of our authorized stock repurchase balance:

Board
Dollars in thousands	Authorization
Authorized repurchase - as of January 1, 2013	$133,640
Additional board authorization	250,000
Proceeds from the exercise of stock options	10,519
Repurchase of common stock from open market	(71,388)
Authorized repurchase - as of June 30, 2013	$322,771
NOTE 12: SHARE-BASED PAYMENTS
We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2013	2012	2013	2012
Share-based payments expense:
Share-based compensation - stock options	$321	$630	$898	$1,399
Share-based compensation - restricted stock	2,691	2,256	5,306	4,936
Share-based payments for content arrangements	831	3,052	2,476	8,395
Total share-based payments expense	$3,843	$5,938	$8,680	$14,730
Tax benefit on share-based payments expense	$1,459	$2,234	$3,289	$5,568

	June 30, 2013
	Unrecognized Share- Based	Weighted-Average
Dollars in thousands	Payments Expense	Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$2,115	2.6 years
Share-based compensation - restricted stock	24,586	2.7 years
Share-based payments for content arrangements	2,148	1.3 years
Total unrecognized share-based payments expense	$28,849
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Stock options are granted only to our executives and non-employee directors.

•	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.
The following table summarizes the weighted average valuation assumptions we used in the Black-Scholes-Merton Valuation model for stock options granted during 2013:

Six Months Ended June 30, 2013
Expected term	6.3 years
Expected stock price volatility	45.0%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%

The following table presents a summary of stock option activity for 2013:

		Weighted Average Exercise
Shares in thousands	Options	Price
OUTSTANDING, December 31, 2012	669	$34.86
Granted	93	$59.08
Exercised	(345)	$30.58
Cancelled, expired, or forfeited	(100)	$42.42
OUTSTANDING, June 30, 2013	317	$42.74
Certain information regarding stock options outstanding as of June 30, 2013, is as follows:

	Options	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	317	159
Weighted average per share exercise price	$42.74	$36.02
Aggregate intrinsic value	$5,104	$3,616
Weighted average remaining contractual term (in years)	5.35	2.73
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
The following table presents a summary of restricted stock award activity for 2013:

	Restricted	Weighted Average Grant Date
Shares in thousands	Stock Awards	Fair Value
NON-VESTED, December 31, 2012	604	$48.95
Granted	395	$53.69
Vested	(206)	$46.28
Forfeited	(107)	$50.16
NON-VESTED, June 30, 2013	686	$52.30
Share-Based Payments for Content Arrangements
We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.
Information related to the shares of restricted stock granted as part of these agreements as of June 30, 2013, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	116,009	77,339	1.1 years
Paramount	300,000	180,000	120,000	1.5 years
Total	493,348	296,009	197,339

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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2013	2012	2013	2012
Weighted average shares used for basic EPS	27,438	30,776	27,465	30,682
Dilutive effect of stock options and other share-based awards	362	635	428	669
Dilutive effect of convertible debt	737	1,779	844	1,557
Weighted average shares used for diluted EPS	28,537	33,190	28,737	32,908
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	64	115	77	156
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
During the second quarter of 2012, we completed the NCR Asset Acquisition. The assets acquired and liabilities assumed, as well as the results of operations, are included in our Redbox segment. See Note 4: Business Combination for additional information about the acquisition.
Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results of operations, which consists of our Redbox, Coinstar and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation.

Dollars in thousands			New	Corporate
Three Months Ended June 30, 2013	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$478,518	$74,526	$1,186	$—	$554,230
Expenses:
Direct operating	323,266	39,801	3,668	366	367,101
Marketing	5,975	952	525	87	7,539
Research and development	—	1,911	1,877	101	3,889
General and administrative	42,084	6,439	4,765	2,458	55,746
Segment operating income (loss)	107,193	25,423	(9,649)	(3,012)	119,955
Less: depreciation, amortization and other	(40,364)	(8,770)	(490)	—	(49,624)
Operating income (loss)	66,829	16,653	(10,139)	(3,012)	70,331
Loss from equity method investments, net	—	—	—	(9,629)	(9,629)
Interest expense, net	—	—	—	(12,018)	(12,018)
Other, net	—	—	—	(980)	(980)
Income (loss) before income taxes	$66,829	$16,653	$(10,139)	$(25,639)	$47,704

Dollars in thousands			New	Corporate
Three Months Ended June 30, 2012	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$457,968	$73,855	$397	$—	$532,220
Expenses:
Direct operating	316,515	39,307	849	128	356,799
Marketing	3,915	1,109	570	16	5,610
Research and development	249	1,008	2,266	91	3,614
General and administrative	40,569	6,704	2,864	2,651	52,788
Segment operating income (loss)	96,720	25,727	(6,152)	(2,886)	113,409
Less: depreciation, amortization and other	(35,335)	(8,279)	(15)	—	(43,629)
Operating income (loss)	61,385	17,448	(6,167)	(2,886)	69,780
Loss from equity method investments, net	—	—	—	(5,044)	(5,044)
Interest expense, net	—	—	—	(3,027)	(3,027)
Other, net	—	—	—	(59)	(59)
Income (loss) before income taxes	$61,385	$17,448	$(6,167)	$(11,016)	$61,650

Dollars in thousands			New	Corporate
Six Months Ended June 30, 2013	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$986,438	$139,909	$2,569	$—	$1,128,916
Expenses:
Direct operating	689,947	77,457	6,789	707	774,900
Marketing	12,174	2,005	1,163	154	15,496
Research and development	4	3,679	4,422	181	8,286
General and administrative	84,946	12,728	8,126	5,162	110,962
Segment operating income (loss)	199,367	44,040	(17,931)	(6,204)	219,272
Less: depreciation, amortization and other	(80,741)	(16,954)	(3,384)	—	(101,079)
Operating income (loss)	118,626	27,086	(21,315)	(6,204)	118,193
Loss from equity method investments, net	—	—	—	(16,654)	(16,654)
Interest expense, net	—	—	—	(17,551)	(17,551)
Other, net	—	—	—	(921)	(921)
Income (loss) before income taxes	$118,626	$27,086	$(21,315)	$(41,330)	$83,067

Dollars in thousands			New	Corporate
Six Months Ended June 30, 2012	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$960,910	$138,681	$808	$—	$1,100,399
Expenses:
Direct operating	668,783	76,233	1,947	246	747,209
Marketing	8,826	2,829	875	37	12,567
Research and development	730	2,188	4,434	192	7,544
General and administrative	77,033	12,385	5,321	5,860	100,599
Segment operating income (loss)	205,538	45,046	(11,769)	(6,335)	232,480
Less: depreciation, amortization and other	(67,778)	(16,620)	(22)	—	(84,420)
Operating income (loss)	137,760	28,426	(11,791)	(6,335)	148,060
Income (loss) from equity method investments, net	—	—	—	10,115	10,115
Interest expense, net	—	—	—	(7,141)	(7,141)
Other, net	—	—	—	(16)	(16)
Income (loss) before income taxes	$137,760	$28,426	$(11,791)	$(3,377)	$151,018
Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Wal-Mart Stores Inc.	15.2%	16.2%	15.4%	16.4%
Walgreen Co.	14.8%	16.5%	15.0%	16.8%
The Kroger Company	10.2%	11.1%	10.2%	11.0%
NOTE 15: FAIR VALUE
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

Fair Value at June 30, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$88,853	$—	$—
Short term investments	$—	$10,000	$—
Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$60,425	$—	$—
Money Market Demand Accounts and Investment Grade Fixed Income Securities
We determine fair value for our money market demand accounts and investment grade fixed income securities based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.
Short Term Investments
Our short term investments are composed of variable rate demand notes and are measured using Level 2 inputs for which quoted prices may not be available on active exchanges for identical instruments. Their fair value is principally based on market values determined by management with assistance of a third party pricing service. Since quoted prices in active markets for identical assets are not available, these prices are determined by the pricing service using observable market information such as quotes from less active markets and/or quoted prices of securities with similar characteristics, among other factors.
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
Trademarks License
During the first quarter of 2012, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks. We estimated the fair value of the trademarks to be approximately $30.0 million as of the date of grant based on the relief-from-royalty method. We estimated the preliminary fair value using the information available on the grant date, which consisted of the expected future discounted and tax-effected cash flows attributable to the projected gross revenue stream of the Joint Venture, estimated market royalty rates of approximately 1.5%, as well as a discount rate of approximately 45.0%, which reflected our view of the risks and uncertainties associated with an early development stage entity. See Note 9: Equity Method Investments and Related Party Transactions.
Notes Receivable
On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Based on our evaluation at June 30, 2013, an allowance for credit losses was not established. We recognized interest income on the Sigue Note on an accrual basis based on the imputed interest rate unless it is determined that collection of all principal and interest is unlikely. As of June 30, 2013, the carrying value of the Sigue Note of $26.6 million approximated its estimated fair value and was reported within notes receivable in our Consolidated Balance Sheets.
Fair Value of Other Financial Instruments
The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.
We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 4.5% for similar high-yield debt at June 30, 2013, and December 31, 2012, respectively. The estimated fair value of our convertible debt was approximately $52.8 million and $183.7 million at June 30, 2013, and December 31, 2012, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.

We estimated the fair value of our senior unsecured notes outstanding using a market rate of approximately 6.0% for similar high-yield debt at June 30, 2013. The estimated fair value of our senior unsecured notes was approximately $350.0 million at June 30, 2013, and was determined based on their stated terms, maturing on March 15, 2019, and an annual interest rate of 6.0%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
NOTE 16: COMMITMENTS AND CONTINGENCIES
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. As of June 30, 2013, our remaining commitment is $19.0 million under this arrangement.
Letters of Credit
As of June 30, 2013, we had six irrevocable standby letters of credit that totaled $7.6 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of June 30, 2013, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. Plaintiff has filed for additional time in which to seek leave to appeal the court's ruling. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On April 8, 2013, Redbox filed a motion seeking summary judgment in its favor on all remaining claims, and requested that the court stay further class proceedings pending resolution of the summary judgment motion. The court granted the motion to stay further class proceedings, and the parties are awaiting a ruling on Redbox's fully-briefed motion for summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice theSchiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court's decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. The matter is now fully briefed, and the parties are awaiting a determination from the appellate court as to whether oral argument will be required. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
Other Contingencies
During the six months ended June 30, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating in our Consolidated Statements of Comprehensive Income.
As of June 30, 2013, based upon currently available information, we believe a loss contingency exists related to certain indemnification obligations we have previously undertaken.  No claims have been filed and negotiations are ongoing with the indemnified party. No amount has been accrued for in our consolidated financial statements as a best estimate of the contingent loss cannot currently be made; however, our best estimate of the aggregate range of the potential loss is from zero to $10.4 million.  We believe the likelihood of additional loss in excess of this range as of June 30, 2013 related to these obligations is remote.

NOTE 17: INCOME TAXES
During the second quarter of 2013, we entered into an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary. Total proceeds from the sale of the subsidiary were $11.8 million.  As a result of the series of transactions we recorded a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, through the realization of various capital and ordinary gains and losses. This series of transactions decreased our effective tax rate by 37.4%, and 21.5% to an effective tax rate of 1.8% and 16.4% for the three and six months ended June 30, 2013 respectively.

NOTE 18: SUBSEQUENT EVENTS
Acquisition of ecoATM, Inc.,
On July 1, 2013, Outerwall Inc., entered into an agreement and plan of merger (the “Agreement”) with ecoATM, Inc., a Delaware corporation (“ecoATM”) that provides an automated self-serve kiosk system to purchase used mobile phones, tablets and MP3 players for cash.
The total purchase price for ecoATM was approximately $350.0 million (which covered payoff of certain indebtedness and certain transaction costs), subject to certain adjustments including for working capital. Payment of the total purchase price was in cash and took into account Outerwall’s current 23% equity interest in ecoATM for which no cash payment was made resulting in a cash payment of $262.9 million upon closing, which includes certain purchase adjustments for working capital.
On July 23, 2013 all necessary approvals were obtained and the acquisition was completed. As a part of purchase accounting, our previously held equity interest will be remeasured at fair value with the difference between the fair value and carrying value recorded as a gain within our Consolidated Statements of Comprehensive Income.
Borrowings Under Line of Credit
On July 22, 2013, we drew $100.0 million under our revolving line of credit to fund the acquisition of ecoATM.

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
In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended June 30, 2013, compared with the quarter and year-to-date periods ended June 30, 2012.
Overview
On June 27, 2013, we changed our name to Outerwall Inc. The name change reflects the evolution of our company from a single coin-counting kiosk business into multiple automated retail businesses. The name Outerwall was selected as an umbrella corporate brand that encompasses our current operations and provides a platform for future retail opportunities. In connection with our name change, we now refer to our Coin business segment as the Coinstar business segment.
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Collectively our business segments and strategic investments operate within six consumer sectors: Entertainment, Money, Food & Beverage, Beauty & Consumer Packaged Goods, Health and Electronics.
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 64,640 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, and restaurants.
Core Offerings
We have two core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash, convert coins and paper bills to stored value products or, from an increasing number of locations, withdraw cash from their stored value accounts and exchange gift cards.

New Ventures
We identify, evaluate, build and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). Self-service kiosk concepts we are currently exploring in the marketplace represent the Food & Beverage, Entertainment, Beauty & Consumer Packaged Goods and Electronics consumer sectors.
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Health and Electronics consumer sectors and the Entertainment sector through our Redbox Instant by Verizon joint venture. See Note 9: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and Note 18: Subsequent Events in our Notes to Consolidated Financial Statements for our acquisition of ecoATM, one of our strategic investments.
Strategy

Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources. We believe we have significant opportunities to continue to grow our revenues, profitability and cash flow by capitalizing on our strengths and favorable industry trends through the execution of the following strategies:

•
Continue growing our Redbox business profitably. We believe we will continue to profitably grow Redbox as our newly installed Redbox kiosks continue to become established in their respective locations. In addition, we believe there are a number of other ways Redbox will continue to grow profitability including through the distribution of more Blu-ray™ discs as well as investment in other analytic tools that will allow for personalized recommendations among other features.

•
Leverage our existing platforms to drive new revenue opportunities. We believe that our extensive Redbox and Coinstar networks lend themselves to additional revenue opportunities with limited incremental investments. At Redbox, we launched video game rentals which leverage our existing kiosk infrastructure. In the Coinstar business we have announced an offering with PayPal®, expanded fee-free options, and launched a gift card exchange business. We will continue to develop consumer oriented products and services that take advantage of our existing points of presence.

•
Develop and expand Redbox Instant by Verizon. We believe Redbox Instant™ by Verizon provides consumers with a unique and compelling value proposition that combines new release physical and curated digital content. Although we believe that physical DVD rentals will remain a popular content choice with consumers for the foreseeable future, we are committed to addressing the changing needs and preferences of our consumers. Due to the variable cost structure of Redbox Instant by Verizon’s content arrangements and the joint venture’s current plans, we do not presently anticipate significant funding requirements by us after this year. However, we believe there is considerable opportunity for us to grow our consumer base, increase frequency of kiosk use, and achieve strong financial returns from our investment in this joint venture, including through our sale of kiosk rental nights and potential receipt of future dividend distributions if available under the joint venture’s mandatory cash distribution plan.

•
Optimize revenues from our existing Redbox and Coinstar kiosk offerings. While we have substantially completed the build out of our Redbox and Coinstar networks in the U.S., we believe we can improve financial performance through kiosk optimization. We will continue to focus on finding attractive locations for our kiosks, including through redeployment of underperforming kiosks to lower kiosk density or higher consumer traffic areas. Specific to Redbox, we are retrofitting a significant percentage of our existing kiosks to provide increased capacity which will enable Redbox to retain discs in the kiosks longer thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily film availability and demand at individual kiosk locations.

•
Use our expertise to continue to develop innovative automated retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We are leveraging those core competencies to identify and develop new automated retail concepts through both organic and inorganic opportunities. For example, we have developed the Rubi™ self-service coffee kiosk, which is in over 270 locations. In addition, we continue to invest in additional self-service concepts including a gift card exchange business which is in over 60 locations and ecoATM which provides an automated self-serve kiosk system to purchase used mobile phones, tablets and MP3 players for cash.

Recent Events
Q2 2013 Events

•
During the six months ended June 30, 2013, we retired $131.2 million in principal of our Convertible Senior Notes. See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•
During the six months ended June 30, 2013, we repurchased 1,384,946 shares of our common stock for 71.4 million. See Note 11: Repurchases of Common Stock in our Notes to Consolidated Financial Statements

•
During the second quarter of 2013, we finalized our preliminary purchase price allocation for our NCR Asset Acquisition. See Note 4: Business Combination in our Notes to Consolidated Financial Statements.

•
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR through the sale of a previously consolidated entity for $11.8 million. See Note 7: Property and Equipment and Note 17: Income Taxes in our Notes to Consolidated Financial Statements.

•
During the second quarter of 2013, we updated our methodology for amortizing our Redbox content library which resulted in a $21.7 million reduction in Redbox direct operating expenses. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Q1 2013 Events

•	On March 12, 2013, we issued $350.0 million principal amount of 6.000% Senior Notes due 2019. See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•
On March 14, 2013, Redbox Instant by Verizon concluded its public beta launch and began commercial launch of its nationwide “over-the-top” video distribution service delivered via broadband networks combined with physical DVD and Blu-ray™ discs rentals from our kiosks.

Subsequent Events

•
On July 1, 2013, we entered into an agreement and plan of merger with ecoATM. The total purchase price for ecoATM was approximately $350.0 million (which covered payoff of certain indebtedness and certain transaction costs), subject to certain adjustments including for working capital. Payment of the total purchase price was in cash and took into account Outerwall’s current 23% equity interest in ecoATM for which no cash payment was made resulting in a cash payment of $262.9 million upon closing, which includes certain purchase adjustments for working capital. On July 23, 2013 all necessary approvals were obtained and the acquisition was completed. As a part of purchase accounting, our previously held equity interest will be remeasured at fair value with the difference between the fair value and carrying value recorded as a gain within our Consolidated Statements of Comprehensive Income. See Note 18: Subsequent Events in our Notes to Consolidated Financial Statements.

•	On July 22, 2013, we drew $100.0 million under our revolving line of credit to fund the acquisition of ecoATM.
Results of Operations
Consolidated Results
The discussion and analysis that follows covers our results of operations:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands, except per share amounts	2013	2012	$	%	2013	2012	$	%
Revenue	$554,230	$532,220	$22,010	4.1%	$1,128,916	$1,100,399	$28,517	2.6%
Operating income	$70,331	$69,780	$551	0.8%	$118,193	$148,060	$(29,867)	(20.2)%
Net Income	$46,857	$36,875	$9,982	27.1%	$69,461	$90,571	$(21,110)	(23.3)%
Diluted earnings per share	$1.64	$1.11	$0.53	47.7%	$2.42	$2.75	$(0.33)	(12.0)%
Comparing three months ended June 30, 2013 to three months ended June 30, 2012
Revenue increased $22.0 million, or 4.1%, primarily due to new kiosk installations and kiosks acquired from NCR offset by a decline in same stores sales in our Redbox segment.
Operating income increased $0.6 million, or 0.8%, primarily due to our Redbox segment offset by our New Ventures segment. Within our Redbox segment revenue growth was offset by increased expenses that reflect several factors including the high number of Redbox kiosks deployed in the second half of 2012, increased DVD content purchases offset by a $21.7 million benefit from a change in our method of amortizing content costs (See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements) and lower studio related share based payments, higher payment card processing fees, as well as increased depreciation and amortization, marketing and general and administrative expenses. Our New Ventures segment revenue growth was more than offset by increased expenses primarily due to increased sales volume and general and administrative expenses as a result of acquisition costs associated with our acquisition of ecoATM.
Net income increased $10.0 million, or 27.1%, primarily due to:

•	Higher operating income in our Redbox segment partially offset by lower operating income in our Coinstar segment and higher operating loss in our New Ventures segment;

•	Lower income tax expenses due to lower pretax income and a lower effective tax rate driven primarily by a discrete item; partially offset by

•	Increased interest expense primarily due to the $350.0 million in Senior Notes we issued on March 12, 2013 and loss from early extinguishment of debt.
For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Comparing six months ended June 30, 2013 to six months ended June 30, 2012
Revenue increased $28.5 million, or 2.6%, primarily due to new kiosk installations and kiosks acquired from NCR offset by a decline in same stores sales in our Redbox segment.
Operating income decreased $29.9 million, or 20.2%, primarily due to our Redbox and New Ventures segments. Within our Redbox segment revenue growth was more than offset by increased expenses that reflect several factors including the high number of Redbox kiosks deployed in the second half of 2012, increased DVD content purchases offset by a $21.7 million benefit from a change in our method of amortizing content costs (See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements) and lower studio related share based payments, a $11.4 million reduction in a loss contingency accrual, higher payment card processing fees, as well as increased depreciation and amortization, marketing and general and administrative expenses. Our New Ventures segment revenue growth was more than offset by increased expenses primarily due to increased sales volume and general and administrative expenses as a result of acquisition costs associated with our acquisition of ecoATM along with higher depreciation expense primarily due to an impairment charge.
Net income decreased $21.1 million, or 23.3%, primarily due to:

•	Lower operating income in our Redbox and Coinstar segments and higher operating loss in our New Ventures segment;

•	Increased interest expense primarily due to the $350.0 million in Senior Notes we issued on March 12, 2013 and loss from early extinguishment of debt;

•	Loss from equity method investments compared to a gain in the 2012 period; partially offset by

•	Lower income tax expenses due to lower pretax income and a lower effective tax rate driven primarily by a discrete item.
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
Unallocated Share-Based Compensation

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2013	2012	$	%	2013	2012	$	%
Direct operating	$366	$128	$238	185.9%	$707	$246	$461	187.4%
Marketing	87	16	71	443.8%	154	37	117	316.2%
Research and development	101	91	10	11.0%	181	192	(11)	(5.7)%
General and administrative	2,458	2,651	(193)	(7.3)%	5,162	5,860	(698)	(11.9)%
Total	$3,012	$2,886	$126	4.4%	$6,204	$6,335	$(131)	(2.1)%
Unallocated share-based compensation expense increased $0.1 million, or 4.4% and decreased $0.1 million, or 2.1% during the three and six month periods ended June 30, 2013, respectively, due to changes in the fair value of restricted stock awards granted. See Note 12: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

Segment Results
Our discussion and analysis that follows covers results of operations for our Redbox, Coinstar and New Ventures segments.
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
We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We periodically evaluate our shared services support function’s allocation methods used for segment reporting purposes, which may result in changes to segment allocations in future periods.
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
Detailed financial information about our business segments, including significant customer relationships is provided in Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except net revenue per rental amounts	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$478,518	$457,968	$20,550	4.5%	$986,438	$960,910	$25,528	2.7%
Expenses:
Direct operating	323,266	316,515	6,751	2.1%	689,947	668,783	21,164	3.2%
Marketing	5,975	3,915	2,060	52.6%	12,174	8,826	3,348	37.9%
Research and development	—	249	(249)	(100.0)%	4	730	(726)	(99.5)%
General and administrative	42,084	40,569	1,515	3.7%	84,946	77,033	7,913	10.3%
Segment operating income	107,193	96,720	10,473	10.8%	199,367	205,538	(6,171)	(3.0)%
Less: depreciation and amortization	(40,364)	(35,335)	(5,029)	14.2%	(80,741)	(67,778)	(12,963)	19.1%
Operating income	$66,829	$61,385	$5,444	8.9%	$118,626	$137,760	$(19,134)	(13.9)%
Operating income as a percentage of revenue	14.0%	13.4%			12.0%	14.3%
Same store sales growth (decline)	(6.8)%	16.5%			(9.4)%	22.3%
Effect on change in revenue from same store sales growth (decline)	$(30,434)	$59,211	$(89,645)	(151.4)%	$(89,068)	$159,095	$(248,163)	(156.0)%
Ending number of kiosks*	43,600	38,500	5,100	13.2%	43,600	38,500	5,100	13.2%
Total rentals (in thousands)*	186,684	179,231	7,453	4.2%	384,227	375,457	8,770	2.3%
Net revenue per rental	$2.56	$2.54	$0.02	0.8%	$2.56	$2.55	$0.01	0.4%
* Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition. As part of the 2012 NCR Asset Acquisition, we acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and we removed but did not replace 1,500 more. During the second quarter of 2013, we removed but did not replace all remaining kiosks acquired as part of the 2012 NCR Asset Acquisition. During the three months ended June 30, 2013, kiosks acquired as part of the NCR acquisition made a negligible contribution to revenue. During the six months ended June 30, 2013, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.7 million from 0.8 million rentals.
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

•
On January 22, we expanded our Redbox Tickets pilot offering to the Los Angeles market providing customers better access to event tickets at affordable prices. This quarter we concluded our Tickets pilot in Los Angeles and Philadelphia. We were pleased with the consumer response, and our operational capabilities, but did not see the momentum in aggregating ticket inventory that we needed to scale with the existing go-to-market approach. We believe in the viability of a Tickets offering under the Redbox brand, and are exploring alternative approaches to ticket inventory acquisition. Our goal is to find an approach that allows us to scale this business with acceptable margins.

•
On March 25, we amended the terms of our existing content licensing agreement with Universal Studios Home Entertainment LLC (“Universal”) to extend the end date from August 2014 to December 2014. Universal received, at its sole discretion, the option to extend the agreement for an additional year through December 2015.

•
During the second quarter of 2013, we updated our methodology for amortizing our Redbox content library which resulted in a $21.7 million reduction in Redbox direct operating expenses. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Comparing three months ended June 30, 2013 to three months ended June 30, 2012
Revenue increased 20.6 million, or 4.5%, primarily due to the following:

•	$51.0 million from new kiosk installations including the replacement of NCR kiosks primarily during the second half of 2012; partially offset by

•
$30.4 million decrease from a 6.8% decline in same store sales due primarily to an overall weaker box office during the quarter, cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012, as well as an increase in single night and discounted rentals. Partially offsetting this was substantial growth in Blu-ray and video game rentals, up a combined 68.7%. While our same store sales declined from the prior period as noted above, we have seen steady improvement in 2013 as our increased purchases to improve copy depth availability and rental conversion gain traction. We expect our same stores sales to continue improvement during the second half of 2013 as the large numbers of kiosk installs from the second half of 2012 continue their revenue ramp and will begin to be included in our same store sales.

Net kiosk revenue per rental was $0.02 higher primarily due to increases in Blu-ray and video game rentals as a percentage of our total rentals, which have a higher daily rental fee, partially offset by an increase in single night and discounted rentals.
Our share of the physical rental market continued to grow and reached an all-time high of 50.6% as reported by NPD VideoWatch. We continued to grow our Blu-ray rentals, which increased to 13.3% of total rentals, up from 7.9% in the prior year. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 1.6% in the prior year to 2.1% of total rentals despite having fewer new releases in 2013. Blu-ray and video game rentals represented over 15% of all rentals in the quarter, which is an all-time high.
Operating income increased $5.4 million, or 8.9%, primarily due to the following:

•	$20.6 million increase in revenue as described above; partially offset by

•
$6.8 million increase in direct operating expenses comprised of the following; product costs increasing to $190.4 million due to higher DVD content purchases as a result of the growth in our installed kiosk base, as well as increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to Q2 2012 when we were procuring Warner content through alternative sources, partially offset by a $21.7 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements and a $2.2 million reduction in studio related share based expenses primarily due to fewer number of unvested shares on the last day of the calculation period. Additionally, there were increases in revenue share, customer service, payment card processing fees and support function costs directly attributable to our revenue and kiosk growth. These increases were partially offset by a reduction in our kiosk field operation costs as we continue to gain efficiencies as our installed base grows. Direct operating expenses as a percent of revenue for 2013 were 67.6% as compared to 69.1% in the prior period. We expect to improve our financial performance by optimizing our kiosk network, which will focus on either removing underperforming kiosks or redeploying them to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals;

•
$5.0 million increase in depreciation and amortization expenses primarily due to incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as higher depreciation from the continued investment in our technology infrastructure and the launch of Redbox Instant by Verizon;

•
$2.1 million increase in marketing costs due to initiatives to increase our revenue by improving consumer insight and data capabilities to offer a better consumer experience through personalized recommendations for the latest new releases, growth in our SMS and text club messages due to an increase in our subscriber list, as well as our expansion into Canada; and

•
$1.5 million increase in general and administrative expenses primarily due to higher expenses related to facilities expansion, professional fees related to the sale of kiosks acquired in our NCR Asset Acquisition, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, and overall higher costs to support the growth in our installed kiosk base.

Comparing six months ended June 30, 2013 to six months ended June 30, 2012
Revenue increased $25.5 million, or 2.7%, primarily due to the following:

•	$111.8 million from new kiosk installations including the replacement of NCR kiosks; and

•	$2.7 million from kiosks acquired from NCR; partially offset by

•
$89.0 million decrease from an 9.4% decline in same store sales due primarily to a considerably weaker start to first quarter’s release schedule, which has a significant influence on Q1 rentals, with only 36% of the total Q1 box office (representing titles with total North American box office receipts of at least $5.0 million) available to rent in January versus 50% last year, an overall weaker box office during the second quarter, an increase in single night and discounted rentals, as well as cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012. Partially offsetting this was substantial growth in Blu-ray and video game rentals, up a combined 61.6%. While our same store sales declined from the prior period as noted above, we have seen steady improvement in 2013 as our increased purchases to improve copy depth availability and rental conversion gain traction. We expect our same stores sales to continue improvement during the second half of 2013 as the large numbers of kiosk installs from the second half of 2012 continue their revenue ramp and will begin to be included in our same store sales.

Net kiosk revenue per rental was $0.01 higher primarily due to the increases in Blu-ray and video game rentals as a percentage of our total rentals, which have a higher daily rental fee. These increases were partially offset by higher than expected customer response to promotions which drove discounted rentals and an increase in single night rentals.
Our share of the physical rental market continued to grow and reached an all-time high of 50.6% as reported by NPD VideoWatch. Blu-ray rentals continued prior trends and increased to 12.6% of total rentals. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 1.7% to 2.2% of total rentals despite having fewer new releases in 2013.
Operating income decreased $19.1 million, or 13.9%, primarily due to the following:

•	$25.5 million increase in revenue as described above; offset by

•
$21.2 million increase in direct operating expenses comprised of the following; product costs increasing to $413.7 million due to higher DVD content purchases as a result of the growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to February - June 2012 when we were procuring Warner content through alternative sources, as well as increases in copy depth to improve content availability and rental conversion, partially offset by a $21.7 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements and a $5.9 million reduction in studio related share based expenses primarily due a smaller change in our share price during the period and a lower number of unvested shares on the last day of the calculation period. Additionally, there were increases in revenue share, customer service, payment card processing fees and support function costs directly attributable to our revenue and kiosk growth and certain costs incurred to service the kiosks under the transition services agreement with NCR. Benefiting the period was an $11.4 million reduction in a loss contingency accrual, of which $9.4 million had been previously expensed in 2012. Direct operating expenses as a percent of revenue for 2013 were 69.9% as compared to 69.6% in the prior period. We expect to improve our financial performance by optimizing our kiosk network, which will focus on either removing underperforming kiosks or redeploying them to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals;

•
$13.0 million increase in depreciation and amortization expenses primarily due to incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as higher depreciation from the continued investment in our technology infrastructure and the launch of Redbox Instant by Verizon;

•
$7.9 million increase in general and administrative expenses primarily due to higher expenses related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, professional fees related to the sale of kiosks acquired in our NCR Asset Acquisition, and overall higher costs to support the growth in our installed kiosk base; and

•
$3.3 million increase in marketing costs due to initiatives to increase our revenue by improving consumer insight and data capabilities to offer a better consumer experience through personalized recommendations for the latest new releases, search engine marketing, growth in our SMS and text club messages due to an increase in our subscriber list, promotional email campaigns and social media, as well as our expansion into Canada.

Coinstar

	Three Months Ended				Six Months Ended
Dollars in thousands, except average transaction size	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$74,526	$73,855	$671	0.9%	$139,909	$138,681	$1,228	0.9%
Expenses:
Direct operating	39,801	39,307	494	1.3%	77,457	76,233	1,224	1.6%
Marketing	952	1,109	(157)	(14.2)%	2,005	2,829	(824)	(29.1)%
Research and development	1,911	1,008	903	89.6%	3,679	2,188	1,491	68.1%
General and administrative	6,439	6,704	(265)	(4.0)%	12,728	12,385	343	2.8%
Segment operating income	25,423	25,727	(304)	(1.2)%	44,040	45,046	(1,006)	(2.2)%
Less: Depreciation and amortization	(8,770)	(8,279)	(491)	5.9%	(16,954)	(16,620)	(334)	2.0%
Operating income	$16,653	$17,448	$(795)	(4.6)%	$27,086	$28,426	$(1,340)	(4.7)%
Operating income as a percentage of revenue	22.3%	23.6%			19.4%	20.5%
Same store sales growth/(decline)	(1.1)%	0.2%			(0.4)%	0.3%
Ending number of kiosks	20,700	20,200	500	2.5%	20,700	20,200	500	2.5%
Total transactions	19,667	19,813	(146)	(0.7)%	37,054	37,533	(479)	(1.3)%
Average transaction size	$41.18	$38.70	$2.48	6.4%	$40.26	$38.40	$1.86	4.8%
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

•
In the first quarter of 2013, we began to rollout an offering with PayPal allowing consumers to load money into or withdraw money from their PayPal accounts. We believe this offering allows us to leverage our existing Coinstar kiosk network to give consumers access to e-payment alternatives. As of June 30, 2013, over 3,400 kiosks were activated with our PayPal services.

Comparing three months ended June 30, 2013 to three months ended June 30, 2012
Revenue increased $0.7 million, or 0.9%, primarily due to an increase in the average coin-to-voucher transaction size of 6.4% and an increase in the volume of non-cash voucher products by 0.7%. Same store sales were down overall driven primarily by a decline in the number of transactions in Canada subsequent to the increase from the Royal Canadian Mint’s penny reclamation efforts during the first quarter of 2013. We believe that Canadian customers will take longer to accumulate coins as a result of the influx of coin in Q1 because there are fewer pennies.
Operating income decreased $0.8 million, or 4.6%, primarily due to the following:

•	$0.9 million increase in research and development expenses primarily due to an increase in hardware and software engineering efforts for our Coinstar and gift card exchange business kiosks; and

•
$0.5 million increase in direct operating expenses primarily due to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher coin processing and transportation related expenses arising from higher revenue and incremental costs to outsource the transportation function in Canada in 2013, partially offset by lower expenses from the sales function and lower fuel costs; and

•	$0.7 million increase in revenue as described above; and

•	$0.2 million decrease in marketing expenses primarily due to timing of advertising and spending to support our programs in the second quarter of 2013.
Comparing six months ended June 30, 2013 to six months ended June 30, 2012
Revenue increased $1.2 million, or 0.9%, primarily due to growth of U.S. same store sales and revenue from TDCT locations. The average coin-to-voucher transaction size continued to increase and the volume of non-cash voucher products increased by 0.7%. Same store sales grew in the U.S. driven by the fact that revenue from kiosks installed in 2011 was fully included in this year's same store sales measurement. This was more than offset by reduced same store sales in Canada as a result of TDCT locations not included in same store sales currently as they have been installed less than twelve months.
Operating income decreased $1.3 million, or 4.7%, primarily due to the following:

•	$1.5 million increase in research and development expenses primarily due to an increase in kiosk software and hardware engineering efforts for our Coinstar and gift card exchange business kiosks;

•
$1.2 million increase in direct operating expenses primarily due to to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher coin processing and transportation related expenses arising from higher revenue and incremental costs to outsource the transportation function in CA in 2013, partially offset by lower expenses from the sales function; and

•	$1.2 million increase in revenue as described above; and

•	$0.8 million decrease in marketing expenses primarily due to timing of advertising and spending to support our programs in 2013.

New Ventures

	Three Months Ended				Six Months Ended
Dollars in thousands	June 30,		Change		June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$1,186	$397	$789	198.7%	$2,569	$808	$1,761	217.9%
Expenses:
Direct operating	3,668	849	2,819	332.0%	6,789	1,947	4,842	248.7%
Marketing	525	570	(45)	(7.9)%	1,163	875	288	32.9%
Research and development	1,877	2,266	(389)	(17.2)%	4,422	4,434	(12)	(0.3)%
General and administrative	4,765	2,864	1,901	66.4%	8,126	5,321	2,805	52.7%
Segment operating loss	(9,649)	(6,152)	(3,497)	56.8%	(17,931)	(11,769)	(6,162)	52.4%
Less: depreciation and amortization	(490)	(15)	(475)	NM*	(3,384)	(22)	(3,362)	NM*
Operating loss	$(10,139)	$(6,167)	$(3,972)	64.4%	$(21,315)	$(11,791)	$(9,524)	80.8%
Ending number of kiosks	340	60	280	466.7%	340	60	280	466.7%
 * Not Meaningful
2013 Events
During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called Orango™. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value by $3.2 million. We consequently recorded charges of $0.2 million and $2.7 million for the three and six months ended June 30, 2013, respectively to depreciation expense and $0.5 million to direct operating expense for the six months ended June 30, 2013. As of the end of the second quarter of 2013 the business operations for Orango were shut down.
Comparing three months ended June 30, 2013 to three months ended June 30, 2012
Revenue increased 198.7% primarily due to 280 additional kiosks which includes the growth of our Rubi coffee concept.
Operating loss increased $4.0 million, or 64.4%, primarily due to the following:

•	$2.8 million increase in direct operating expenses primarily due costs associated with adding kiosks to the marketplace, additional headcount to support growth and additional sales volume;

•
$1.9 million increase in general and administrative expenses primarily due to $1.7 million in expenses related to the acquisition of ecoATM (See Note 18: Subsequent Events in our Notes to Consolidated Financial Statements) and additional headcount to support growth; and

•	$0.5 million increase in depreciation and amortization primarily due to an increase in kiosks; partially offset by

•	$0.8 million increase in revenue as described above.

Comparing six months ended June 30, 2013 to six months ended June 30, 2012
Revenue increased 217.9% primarily due to 280 additional kiosks which includes the growth of our Rubi coffee concept.
Operating loss increased $9.5 million, or 80.8%, primarily due to the following:

•
$4.8 million increase in direct operating expenses primarily due to the liquidation of inventory for our Orango concept which shut down operations during the second quarter of 2013, costs associated with adding kiosks to the marketplace, additional sales volume from existing concepts, additional headcount to support growth and the $0.5 million charge noted above;

•	$3.4 million increase in depreciation and amortization primarily due to the $2.7 million charge noted above and an increase in kiosks across the segment;

•
$2.8 million increase in general and administrative expenses primarily due to $1.7 million in expenses related to the acquisition of ecoATM (See Note 18: Subsequent Events in our Notes to Consolidated Financial Statements) and additional headcount to support growth; and

•	$0.3 million increase in marketing expense primarily due to increased headcount to support business growth; partially offset by

•	$1.8 million increase in revenue as described above.

Loss from equity method investments
Comparing three months ended June 30, 2013 to three months ended June 30, 2012
Loss from equity method investments increased to $9.6 million from $5.0 million, primarily due to increased losses in our Redbox Instant by Verizon joint venture. We expect continued losses from our equity method investments for the fiscal year.
Comparing six months ended June 30, 2013 to six months ended June 30, 2012
Loss from equity method investments increased to $16.7 million from $10.1 million in income, primarily due to a $19.5 million gain recognized on formation of the Redbox Instant by Verizon joint venture in February 2012 and increased losses in the joint venture during the six months ended June 30, 2013. We expect continued losses from our equity method investments for the fiscal year.
Additional financial information about our equity method investments is provided in Note 9: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Interest Expense, Net

Dollars in thousands	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2013	2012	$	%	2013	2012	$	%
Cash interest expense	$7,506	$3,248	$4,258	131.1%	$10,412	$6,656	$3,756	56.4%
Non-cash interest expense	1,742	902	840	93.1%	3,553	2,711	842	31.1%
Loss from early retirement of debt	4,011	—	4,011		5,949	—	5,949
Interest income	(1,241)	(1,123)	(118)	10.5%	(2,363)	(2,226)	(137)	6.2%
Total interest expense, net	$12,018	$3,027	$8,991	297.0%	$17,551	$7,141	$10,410	145.8%
Interest expense, net increased $9.0 million, or 297.0%, and $10.4 million, or 145.8%, during the second quarter and year to date 2013 periods, primarily due to losses from early extinguishment and conversion of our convertible notes and interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013. See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Income Tax Expense
Our effective tax rate was 1.8% and 40.2% for the three months ended June 30, 2013 and 2012, respectively, and 16.4% and 40.0% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate in 2012 was higher than the U.S. Federal statutory rate of 35% due primarily to state income taxes. Our effective tax rate in 2013 was lower than the U.S. Federal statutory rate of 35% due primarily to a discrete one-time tax benefit of $17.8 million, which is net of a valuation allowance, realized from an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary, offset partially by state income taxes. The decrease in our effective tax rate year over year for the three and six months ended June 30, 2013, was due primarily to the same series of transactions. This series of transactions decreased our effective tax rate by 37.4%, and 21.5% for the three and six months ended June 30, 2013, respectively. See Note 17: Income Taxes in our Notes to Consolidated Financial Statements.
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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments include i) acquisition costs primarily related to the NCR Asset Acquisition and acquisition of ecoATM, Inc., ii) a gain on the grant of a license to use certain Redbox trademarks to Redbox Instant by Verizon and iii) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control (“Non-Core Adjustments”).
We believe investors should consider our core results because they are more indicative of our ongoing performance and trends, are more consistent with how management evaluates our operational results and trends, provide meaningful supplemental information to investors through the exclusion of certain expenses which are either non-recurring or may not be indicative of our directly controllable business operating results, allow for greater transparency in assessing our performance, help investors better analyze the results of our business and assist in forecasting future periods.
Core Adjusted EBITDA
Our non-GAAP financial measure core adjusted EBITDA is defined as earnings before depreciation, amortization and other; interest expense, net; income taxes; share-based payments expense; and Non-Core Adjustments.
A reconciliation of core adjusted EBITDA to net income, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

Dollars in thousands	2013	2012	$	%	2013	2012	$	%
Net income	$46,857	$36,875	$9,982	27.1%	$69,461	$90,571	$(21,110)	(23.3)%
Depreciation, amortization and other	49,624	43,629	5,995	13.7%	101,079	84,420	16,659	19.7%
Interest expense, net	12,018	3,027	8,991	297.0%	17,551	7,141	10,410	145.8%
Income taxes	847	24,775	(23,928)	(96.6)%	13,606	60,447	(46,841)	(77.5)%
Share-based payments expense(1)	3,843	5,938	(2,095)	(35.3)%	8,680	14,730	(6,050)	(41.1)%
Adjusted EBITDA	113,189	114,244	(1,055)	(0.9)%	210,377	257,309	(46,932)	(18.2)%
Non-core adjustments:
Acquisition costs	1,666	2,012	(346)	(17.2)%	1,666	3,215	(1,549)	(48.2)%
Loss from equity method investments	9,629	5,044	4,585	90.9%	16,654	9,385	7,269	77.5%
Gain on formation of Redbox Instant by Verizon	—	—	—		—	(19,500)	19,500	(100.0)%
Core adjusted EBITDA	$124,484	$121,300	$3,184	2.6%	$228,697	$250,409	$(21,712)	(8.7)%

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended June 30, 2013 to three months ended June 30, 2012
The increase in our core adjusted EBITDA was primarily due to higher operating income in our Redbox segment partially offset by lower operating income in our Coinstar segment and higher operating loss in our New Ventures segment The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.
Comparing six months ended June 30, 2013 to six months ended June 30, 2012
The decrease in our core adjusted EBITDA was primarily due to lower operating income in our Redbox segment. The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.
Core Diluted EPS
Our non-GAAP financial measure core diluted EPS is defined as diluted earnings per share excluding Non-Core Adjustments, net of applicable taxes.
A reconciliation of core diluted EPS to diluted EPS, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change

	2013	2012	$	%	2013	2012	$	%
Diluted EPS	$1.64	$1.11	$0.53	47.7%	$2.42	$2.75	$(0.33)	(12.0)%
Non-core adjustments, net of tax:(1)
Acquisition costs	0.06	0.04	0.02	50.0%	0.06	0.06	—	—%
Loss from equity method investments	0.21	0.10	0.11	110.0%	0.36	0.17	0.19	111.8%
Gain on formation of the Joint Venture	—	—	—		—	(0.36)	0.36	(100.0)%
Core diluted EPS	$1.91	$1.25	$0.66	52.8%	$2.84	$2.62	$0.22	8.4%

(1)	Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
Dollars in thousands	2013	2012	$	%	2013	2012	$	%
Net cash provided by operating activities	$29,562	$139,303	$(109,741)	(78.8)%	$70,664	$194,221	$(123,557)	(63.6)%
Purchase of property and equipment	(35,499)	(38,694)	3,195	(8.3)%	(68,730)	(76,701)	7,971	(10.4)%
Free cash flow	$(5,937)	$100,609	$(106,546)	(105.9)%	$1,934	$117,520	$(115,586)	(98.4)%
An analysis of our net cash from operating activities and used in investing and financing activities is provided below.
Liquidity and Capital Resources
We believe our existing cash, cash equivalents and amounts available to us under our current credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox or Coinstar kiosks generate lower than anticipated revenue, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements and cash required to fund potential future acquisitions and investment. The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities decreased by $123.6 million primarily due to the following:

•	$21.1 million decrease in net income to $69.5 million primarily due to decreased operating income in our Redbox segment and increased loss from our New Ventures segment;

•
$48.5 million net decrease in the impact of changes in non-cash expenses included in net income primarily due to decreases in deferred income taxes and share-based payments partially offset by losses from equity method investments in the current period compared to a gain in the prior year period, increased depreciation and other; and

•
$54.0 million net decrease in cash flows from changes in working capital primarily due to timing of settlement of accounts payable, cash payments for income taxes and other liabilities partially offset by the timing of purchases of our content library;

Net Cash Used in Investing Activities
We used $79.8 million of net cash in our investing activities primarily due to the following:

•	$68.7 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our Enterprise Resource Planning implementation;

•	$10.0 million used for purchases of short-term investments; and

•	$14.0 million used for capital contribution to our Redbox Instant by Verizon Joint Venture.

•	$12.8 million in proceeds received from the sale of property and equipment including the sale of NCR kiosks, see Note 7: Property and Equipment.
Net Cash from Financing Activities
We obtained $98.1 million of net cash from our financing activities primarily due to the following:

•	$343.8 million obtained in net proceeds from issuance of our senior unsecured notes;

•	$176.2 million used to pay our term loan and retire a portion of our convertible debt;

•	$71.4 million used to repurchase our common stock; and

•	$7.5 million used to pay capital lease obligations and other debt;

•	$6.7 million obtained from the exercise of stock options.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of June 30, 2013, our cash and cash equivalent balance was $370.2 million, of which $95.8 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Short Term Investments
As of June 30, 2013, we had $10.0 million of short-term investments, which consist of high credit quality, tax-exempt Variable Rate Demand Notes (VRDN). VRDNs have a put option that allows them to be liquidated generally on a same day or a five business day settlement basis. All of the put options are secured by a pledged liquidity source and are backed by highly rated financial institutions.
We classify these short-term investments as available for sale. VRDN securities have variable interest rates that reset at regular intervals. Because our VRDNs have short reset periods, their cost approximates fair value and there were no realized or unrealized gains or losses related to the securities.
Debt
Debt comprises the following:

	June 30,	December 31,
Dollars in thousands	2013	2012
Senior unsecured notes	$350,000	$—
Term loan	153,125	159,687
Convertible debt (outstanding face value)	53,735	184,983
Total debt	$556,860	$344,670
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
The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Notes to be immediately due and payable. See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.
Revolving Line of Credit and Term Loan
On July 15, 2011, we entered into a new credit facility (the “Credit Facility”), to replace our prior credit facility. The Credit Facility provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The Credit Facility contains certain financial covenants, ratios and tests. See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $53.7 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of June 30, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the six months ended June 30, 2013, we retired a combined 131,248 Convertible Notes or $131.2 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $169.6 million in cash and the issuance of 255,499 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $5.9 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
See Note 10: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments. As of June 30, 2013 we were in compliance with all debt covenants.
Letters of Credit
As of June 30, 2013, we had six irrevocable standby letters of credit that totaled $7.6 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of June 30, 2013, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the six months ended June 30, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating in our Consolidated Statements of Comprehensive Income.
As of June 30, 2013, based upon currently available information, we believe a loss contingency exists related to certain indemnification obligations we have previously undertaken.  No claims have been filed and negotiations are ongoing with the indemnified party. No amount has been accrued for in our consolidated financial statements as a best estimate of the contingent loss cannot currently be made; however, our best estimate of the aggregate range of the potential loss is from zero to $10.4 million.  We believe the likelihood of additional loss in excess of this range as of June 30, 2013 related to these obligations is remote.
CONTRACTUAL PAYMENT OBLIGATIONS
As of June 30, 2013, other than the following, and those included in our Form 10-Q for the quarter ended March 31, 2013, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2012 Form 10-K:

•	A reclassification on our Consolidated Balance Sheets of $51.1 million of callable convertible debt from long-term liabilities at December 31, 2012 to current liabilities at June 30, 2013.

•	An incremental purchase commitment of approximately $5.1 million associated with an outsourced customer service call center;

•
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Coinstar was to pay NCR the difference between such aggregate amount and $25.0 million. As of June 30, 2013, the remaining commitment is $19.0 million under this arrangement.

•	On July 22, 2013, we drew $100.0 million under our revolving line of credit to fund the acquisition of ecoATM.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In the three months ended June 30, 2013, we updated our methodology for amortizing our Redbox content library. The amortization charges are still recorded on an accelerated basis and substantially all of the amortization expense is recognized within one year of purchase. Our updated methodology is more precise in the utilization of our rental curves, which incorporate thinning estimates, in amortizing content costs. We update our rental curves on a quarterly basis to better reflect changes in these rental curves prospectively. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.
Other than the updated in amortization methodology for our Redbox content library, there have been no material changes to the critical accounting policies previously disclosed in our 2012 Form 10-K.

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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. Plaintiff has filed for additional time in which to seek leave to appeal the court's ruling. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On April 8, 2013, Redbox filed a motion seeking summary judgment in its favor on all remaining claims, and requested that the court stay further class proceedings pending resolution of the summary judgment motion. The court granted the motion to stay further class proceedings, and the parties are awaiting a ruling on Redbox's fully-briefed motion for summary judgment. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice theSchiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court's decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. The matter is now fully briefed, and the parties are awaiting a determination from the appellate court as to whether oral argument will be required. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2012 Form 10-K and our Form 10-Q for the period ended March 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2013:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
4/1/13 - 4/30/13	1,325		$53.09	—	$341,813	(3)
5/1/13 - 5/31/12	448,557		$55.66	447,500	$345,621
6/1/13- 6/30/13	629		$58.98	—	$322,132
	450,511	(1)	$55.66	447,500	$322,771

(1)
Includes 3,011 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Dollars in thousands

(3)
As of December 31, 2012, the maximum approximate dollar value of shares that could be purchased under the plans or programs was $133.6 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. On January 31, 2013 the Board of Directors authorized up to $250.0 million in additional repurchases. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Outerwall common stock authorized is repurchased, the Board of Directors determines to discontinue or otherwise modify the share repurchase program or our credit facility agreement is terminated.

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

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated July 1, 2013, among Outerwall Inc., ecoATM, Inc. and Braeburn Acquisition Corporation. (1)

3.1	Certificate of Amendment to the Restated Certificate of Incorporation. (2)

3.2	Amended and Restated Bylaws. (2)

4.1	Specimen Stock Certificate.

10.1*	Outerwall Inc. 2011 Incentive Plan.

10.2*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.

10.3*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives.

10.4*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives.

10.5*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.

10.6*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.

18.1	KPMG preferability letter.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Indicates a management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Registrant's Form 8-K filed on July 24, 2013 (File Number 000-22555).
(2) Incorporated by reference to the Registrant's Form 8-K filed on July 2, 2013 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
July 25, 2013