Form 10-Q
period 2013-09-30
OUTERWALL INC
filed 2013-10-24
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2013
Common Stock, $0.001 par value	27,712,014

OUTERWALL INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2013	2012
Assets		(As adjusted)
Current Assets:
Cash and cash equivalents	$215,230	$282,894
Accounts receivable, net of allowances of $1,525 and $2,003	58,624	58,331
Content library	167,963	177,409
Deferred income taxes	—	7,187
Prepaid expenses and other current assets	65,600	29,686
Total current assets	507,417	555,507
Property and equipment, net	560,075	586,124
Notes receivable	23,877	26,731
Deferred income taxes	5,466	1,373
Goodwill and other intangible assets	642,614	344,063
Other long-term assets	44,918	47,927
Total assets	$1,784,367	$1,561,725
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$165,110	$250,588
Accrued payable to retailers	128,535	138,413
Other accrued liabilities	122,858	146,125
Current callable convertible debt	51,625	—
Current portion of long-term debt and other	18,599	15,529
Current portion of capital lease obligations	13,386	13,350
Deferred income taxes	12,712	—
Total current liabilities	512,825	564,005
Long-term debt and other long-term liabilities	605,693	341,179
Capital lease obligations	11,345	15,702
Deferred income taxes	65,361	91,751
Total liabilities	1,195,224	1,012,637
Commitments and contingencies (Note 15)
Debt conversion feature	2,080	—
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,401,195 and 35,797,592 shares issued;
27,692,838 and 28,626,323 shares outstanding	475,404	504,881
Treasury stock	(377,510)	(293,149)
Retained earnings	491,096	338,979
Accumulated other comprehensive loss	(1,927)	(1,623)
Total stockholders’ equity	587,063	549,088
Total liabilities and stockholders’ equity	$1,784,367	$1,561,725
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$587,353	$537,562	$1,716,269	$1,637,961
Expenses:
Direct operating(1)	408,713	351,541	1,183,613	1,098,750
Marketing	9,123	7,513	24,619	20,080
Research and development	3,819	3,140	12,105	10,684
General and administrative	61,838	56,010	172,800	156,609
Depreciation and other	52,250	50,470	149,435	133,579
Amortization of intangible assets	3,191	2,019	7,085	3,330
Total expenses	538,934	470,693	1,549,657	1,423,032
Operating income	48,419	66,869	166,612	214,929
Other income (expense), net:
Income (loss) from equity method investments, net (Note 4 and Note 8)	57,934	(6,021)	41,280	4,094
Interest expense, net	(8,402)	(3,892)	(25,953)	(11,033)
Other, net	(2,402)	(21)	(3,323)	(37)
Total other income (expense), net	47,130	(9,934)	12,004	(6,976)
Income before income taxes	95,549	56,935	178,616	207,953
Income tax expense	(12,893)	(20,161)	(26,499)	(80,608)
Net income	82,656	36,774	152,117	127,345
Foreign currency translation adjustment(2)	1,852	1,477	(304)	1,342
Comprehensive income	$84,508	$38,251	$151,813	$128,687
Basic earnings per share	$3.03	$1.21	$5.55	$4.16
Diluted earnings per share	$2.95	$1.14	$5.32	$3.90
Weighted average shares used in basic per share calculations	27,244	30,454	27,391	30,605
Weighted average shares used in diluted per share calculations	28,016	32,238	28,582	32,684

(1)
“Direct operating” excludes depreciation and other of $33.4 million and $98.3 million for the three and nine months ended September 30, 2013, respectively, and $34.2 million and $94.4 million for the three and nine months ended September 30, 2012, respectively.

(2)	Foreign currency translation adjustment has no tax effect for the three and nine months ended September 30, 2013 and 2012, respectively.
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, June 30, 2013	28,060,007	$470,777	$(353,875)	$408,440	$(3,779)	$521,563
Proceeds from exercise of stock options, net	37,767	1,256	—	—	—	1,256
Adjustments related to tax withholding for share-based compensation	(4,850)	330	—	—	—	330
Share-based payments expense	7,464	2,774	—	—	—	2,774
Tax benefit on share-based compensation expense	—	293	—	—	—	293
Repurchases of common stock	(407,796)	—	(23,616)	—	—	(23,616)
Repurchase and conversion of callable convertible debt, net of tax	246	(26)	(19)	—	—	(45)
Net income	—	—	—	82,656	—	82,656
Foreign currency translation adjustment(1)	—	—	—	—	1,852	1,852
BALANCE, September 30, 2013	27,692,838	$475,404	$(377,510)	$491,096	$(1,927)	$587,063

(1) Foreign currency translation adjustment has no tax effect for the three months ended September 30, 2013.

					Accumulated Other
	Common Stock		Treasury	Retained	Comprehensive
	Shares	Amount	Stock	Earnings	Loss	Total
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of stock options, net	381,773	11,775	—	—	—	11,775
Adjustments related to tax withholding for share-based compensation	(73,591)	(4,012)	—	—	—	(4,012)
Share-based payments expense	295,330	11,454	—	—	—	11,454
Tax benefit on share-based compensation expense	—	2,925	—	—	—	2,925
Repurchases of common stock	(1,792,742)	—	(95,004)	—	—	(95,004)
Repurchase and conversion of callable convertible debt, net of tax	255,745	(49,539)	10,643	—	—	(38,896)
Reclassification of debt conversion feature to temporary equity	—	(2,080)	—	—	—	(2,080)
Net income	—	—	—	152,117	—	152,117
Foreign currency translation adjustment(1)	—	—	—	—	(304)	(304)
BALANCE, September 30, 2013	27,692,838	$475,404	$(377,510)	$491,096	$(1,927)	$587,063

(1) Foreign currency translation adjustment has no tax effect for the nine months ended September 30, 2013.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating Activities:
Net income	$82,656	$36,774	$152,117	$127,345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	52,250	50,470	149,435	133,579
Amortization of intangible assets and deferred financing fees	3,800	2,551	8,967	4,925
Share-based payments expense	2,774	(1,586)	11,454	13,144
Excess tax benefits on share-based payments	(318)	(1,936)	(3,347)	(5,673)
Deferred income taxes	24,813	16,566	(12,098)	73,190
(Income) loss from equity method investments, net	(57,934)	6,021	(41,280)	(4,094)
Non-cash interest on convertible debt	549	1,789	3,323	5,270
Loss from extinguishments of callable convertible debt	1	—	5,950	—
Other	2,831	(794)	1,020	(4,107)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	2,344	3,623	(306)	(2,992)
Content library	4,534	10,441	9,446	6,401
Prepaid expenses and other current assets	(20,845)	(3,134)	(31,456)	(10,008)
Other assets	(633)	(574)	269	421
Accounts payable	(13,938)	(14,175)	(84,910)	(40,202)
Accrued payable to retailers	(9,368)	7,295	(9,641)	5,172
Other accrued liabilities	(11,789)	4,142	(26,552)	9,323
Net cash flows from operating activities	61,727	117,473	132,391	311,694
Investing Activities:
Acquisition of ecoATM, net of cash acquired	(244,036)	—	(244,036)	—
Purchases of property and equipment	(39,886)	(56,480)	(108,616)	(133,181)
Proceeds from sale of property and equipment	56	150	12,888	819
Net sales (purchases) of short term investments	10,000	—	—	—
Receipt of note receivable principal	—	—	95	—
Acquisition of NCR DVD kiosk business	—	—	—	(100,000)
Cash paid for equity investments	(14,000)	(11,377)	(28,000)	(39,727)
Net cash flows from investing activities	(287,866)	(67,707)	(367,669)	(272,089)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	—	343,769	—
Proceeds from new borrowing of credit facility	150,000	—	150,000	—
Principal payments on credit facility	(54,376)	(3,293)	(60,938)	(7,668)
Financing costs associated with senior unsecured notes	—	—	(444)	—
Repurchase of convertible debt	(30)	—	(169,664)	—
Repurchases of common stock	(23,616)	(59,012)	(95,004)	(63,070)
Principal payments on capital lease obligations and other debt	(3,373)	(4,008)	(10,824)	(13,202)
Excess tax benefits related to share-based payments	318	1,936	3,347	5,673
Proceeds from exercise of stock options, net	1,018	53	7,763	4,034
Net cash flows from financing activities	69,941	(64,324)	168,005	(74,233)
Effect of exchange rate changes on cash	1,183	1,381	(391)	1,231
Increase (decrease) in cash and cash equivalents	(155,015)	(13,177)	(67,664)	(33,397)
Cash and cash equivalents:
Beginning of period	370,245	321,635	282,894	341,855
End of period	$215,230	$308,458	$215,230	$308,458

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,284	$5,334	$19,194	$12,115
Cash paid during the period for income taxes	$9,999	$2,358	$54,997	$7,827
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$1,128	$4,222	$6,743	$10,517
Purchases of property and equipment included in ending accounts payable	$24,773	$21,141	$24,773	$21,141
Non-cash gain included in equity investments	$68,376	$—	$68,376	$19,500
Common stock issued on conversion of callable convertible debt	$14	$—	$14,292	$—
Non-cash debt issue costs	$—	$—	$6,231	$—
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
The Company believes that the change in its content library amortization methodology, to be made on a prospective basis, is a change in accounting estimate that is effected by a change in accounting principle. The Company believes that the modified content library amortization methodology is preferable because it better reflects the pattern of consumption of the expected benefits of the content library. A copy of our auditor's preferability letter is filed as an exhibit to our 10-Q for the period ended June 30, 2013.
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology is expected to shift product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology, substantially all of the amortization expense will continue to be recognized within one year of purchase. For the three months ended September 30, 2013, the change resulted in a pretax benefit of $2.1 million or $0.08 per basic share and $0.07 per diluted share. For the nine months ended September 30, 2013, the change resulted in a pretax benefit of $23.8 million or $0.87 per basic share and $0.83 per diluted share.
NOTE 3: ORGANIZATION AND BUSINESS
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers.
On June 27, 2013, our name change from Coinstar, Inc. to Outerwall Inc. was approved by stockholders. The name change reflects the evolution of our company from a single coin-counting kiosk business into multiple automated retail businesses. The name Outerwall was selected as an umbrella corporate brand that encompasses our current operations and provides a platform for future automated retail opportunities. As part of our name change, we changed the name of our Coin business segment to the Coinstar business segment.
Our core offerings in automated retail include our Redbox and Coinstar segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, or acquiring and developing innovative self-service concepts in the marketplace. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of September 30, 2013, are as follows:

	Kiosks	Locations
Redbox(1)	43,600	36,000
Coinstar	20,800	20,500
New Ventures(2)	1,220	1,030
Total(1) (2)	65,620	57,530
(1) As of September 30, 2013, no kiosks acquired from NCR remained in service. See Note 4: Business Combinations for more information on the NCR Asset Acquisition.
(2) Includes approximately 700 kiosks acquired through the purchase of ecoATM, Inc. See Note 4: Business Combinations for more information. As of September 30, 2013, there were over 800 ecoATM kiosks in service.
NOTE 4: BUSINESS COMBINATIONS
Acquisition of ecoATM, Inc.,
On July 1, 2013, Outerwall Inc., entered into an agreement and plan of merger with ecoATM, Inc., a Delaware corporation (“ecoATM”) that provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash. On July 23, 2013 all necessary approvals were obtained and we completed the acquisition of the remaining 77% equity interest which we did not already own. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices. We believe that we are uniquely well positioned to help scale the ecoATM footprint.
We accounted for the purchase of ecoATM as a business combination. Costs related to this acquisition of approximately $5.7 million were expensed during the second and third quarters 2013 and are included within general and administrative expenses in our Consolidated Statements of Comprehensive Income.
The following table highlights the consideration transferred, the fair value of our previously held equity interest and the fair value of replacement awards issued attributable to post-combination services.

Dollars in thousands	July 23, 2013
Consideration Transferred:
Cash paid	$262,882
Replacement awards attributable to pre-combination services	1,398
Total consideration transferred	264,280
Previously held equity interest:
Acquisition date fair value of previously held equity interest	76,359
Total consideration transferred and fair value of previously held equity interest	$340,639

Fair value of replacement awards attributable to post-combination services	$30,671
As a part of the merger, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, $1.4 million of which was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they require settlement in cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis.
Prior to the merger, we had a 23% equity interest in ecoATM. The guidance on accounting for business combinations requires that an acquirer remeasure its previously held equity interest in the acquiree at its acquisition date fair value and recognize the resulting gain or loss in earnings. We valued our previously held equity interest in ecoATM at $76.4 million, which was based on the per share merger consideration, resulting in a gain of $68.4 million included within income (loss) from equity method investments in our Consolidated Statements of Comprehensive Income and within (Income) loss from equity method investments, net in our Consolidated Statements of Cash Flows.

The following table shows the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation.

Dollars in thousands	July 23, 2013
Assets acquired:
Cash and cash equivalents	$18,846
Accounts receivable	18
Prepaid expenses and other current assets	4,450
Current deferred income taxes	6,476
Property and equipment	23,207
Intangible assets	41,400
Goodwill	264,213
Other long-term assets	131
Total assets acquired	358,741
Liabilities assumed:
Accounts payable	(3,755)
Other accrued liabilities	(1,605)
Long term deferred tax liabilities	(12,742)
Total consideration transferred and fair value of previously held equity interest	$340,639
The assets acquired and liabilities assumed, as well as the results of operations from the date of the acquisition, are included within our New Ventures segment with the exception of expense for rights to receive cash which are unallocated corporate expenses. Goodwill of $264.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded as part of the ecoATM acquisition primarily reflects the expected market opportunity from the expansion of the ecoATM footprint in the growing U.S. mobile device market providing consumers with a convenient trade-in solution, as well as any intangible assets that do not qualify for separate recognition. All of the goodwill has been assigned to our New Ventures segment. None of the goodwill is deductible for tax purposes.
Acquired identifiable intangible assets and their estimated useful life in years are as follows:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Developed technology	$34,000	5
Trade name	6,000	5
Covenants not to compete	1,400	5
Total	$41,400
The following table shows the revenue and operating loss included in our Consolidated Statements of Comprehensive Income resulting from the acquisition of ecoATM since the closing date, including the amortization for acquired intangibles which are allocated to our New Ventures segment and expense for rights to receive cash which are unallocated corporate expenses:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Dollars in thousands	2013	2013
Revenue	$15,226	$15,226
Operating loss	$3,236	$3,236

Pro forma information
The following unaudited pro forma information represents the results of operations for Outerwall Inc. and includes the ecoATM business acquired as if the acquisition was consummated as of January 1, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Revenue	$590,819	$540,341	$1,739,863	$1,643,807
Net income (1)	$17,041	$29,632	$73,432	$176,843
(1) Net income includes the acquisition costs of $1.7 million and $4.0 million recorded in the first and second quarters of 2013, respectively.
The unaudited pro forma results have been adjusted with respect to certain aspects of our acquisition of ecoATM to reflect:

•	changes in assets and liabilities to record their acquisition date fair values and the resulting changes in certain expenses such as amortization;

•	recognition of the gain on our previously held equity interest as if the acquisition occurred on January 1, 2012;

•	recognition of expense associated with the post-combination rights to receive cash as if they were granted on January 1, 2012;

•	reversals of losses from our equity investment; and

•	the inclusion of the results of operations and the impact on taxes as if ecoATM had been a wholly owned subsidiary since January 1, 2012.
The unaudited pro forma results do not reflect future events that may occur after the acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
Acquisition of NCR Corporation
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
We accounted for the NCR Asset Acquisition as a business combination. In accordance with US GAAP, the measurement period for our purchase price allocation ends as soon as information regarding our assessment of the quality and quantity of the kiosks acquired as well as certain facts and circumstances becomes available; such measurement period will not exceed twelve months from the acquisition date. During the second quarter of 2013, we obtained sufficient evidence regarding the quality and market value of the kiosks acquired (See Note 6: Property and Equipment for more information on the sale of certain NCR kiosks during the second quarter of 2013) to finalize our purchase price allocation. As a result, we retroactively adjusted our purchase price allocation to increase the value assigned to the kiosks acquired by $14.8 million with a corresponding decrease to goodwill to the period in which the NCR Asset Acquisition occurred. This adjustment to our purchase price allocation resulted in an immaterial difference in depreciation which we recorded as a cumulative adjustment in the second quarter of 2013.

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
NOTE 5: CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash equivalents were $9.5 million and $60.4 million at September 30, 2013, and December 31, 2012, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at September 30, 2013, and December 31, 2012, were $85.1 million and $91.8 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.

NOTE 6: PROPERTY AND EQUIPMENT

	September 30,	December 31,
Dollars in thousands	2013	2012
Kiosks and components	$1,107,205	$1,041,755
Computers, servers, and software	226,166	195,756
Office furniture and equipment	7,270	6,538
Vehicles	6,782	7,278
Leasehold improvements	22,636	19,743
Property and equipment, at cost	1,370,059	1,271,070
Accumulated depreciation and amortization	(809,984)	(684,946)
Property and equipment, net	$560,075	$586,124
During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called Orango™. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value. As a result, during the first quarter of 2013, we recognized charges of $2.7 million in depreciation and other expense and $0.5 million in direct operating expense in our Consolidated Statements of Comprehensive Income. We ceased Orango™ operations during the second quarter of 2013 and during the third quarter of 2013 based on current information, we estimated the fair value less costs to sell utilizing a cash flow approach was zero and accelerated depreciation on the remaining carrying value of the assets of $2.6 million in order to fully depreciate the assets during the third quarter of 2013. Consequently, we recorded total charges of $2.6 million and $5.3 million for the three and nine months ended September 30, 2013, respectively to depreciation and other expense and $0.5 million to direct operating expense for the nine months ended September 30, 2013 in our Consolidated Statements of Comprehensive Income.
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR (the “NCR Kiosks”) through the sale of a previously consolidated entity which held certain of the NCR kiosks with a net book value of $12.4 million. Total proceeds from the sale of the entity were $11.8 million and are recorded within proceeds from sale of property and equipment within our Consolidated Statements of Cash Flows. As a result of this sale and certain reorganizations we recorded a one-time tax benefit as described in Note 16: Income Taxes.
During the third quarter of 2013, we acquired ecoATM, which included $23.2 million in property and equipment measured at fair value as of the acquisition date and is included in the table above. See Note 4: Business Combinations for more information.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands
Goodwill balance at December 31, 2012	$309,860
Purchase price allocation adjustment	(14,766)
Adjusted balance at December 31, 2012	295,094
Goodwill from acquisition of ecoATM	$264,213
Goodwill balance at September 30, 2013	$559,307
During the second quarter of 2013, we finalized the purchase price allocation associated with the NCR Asset Acquisition resulting in a $14.8 million decrease in Goodwill. During the third quarter of 2013 we acquired ecoATM resulting in a $264.2 million increase in Goodwill. See Note 4: Business Combinations for more information.

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

	Amortization Period	September 30,	December 31,
Dollars in thousands		2013	2012
Retailer relationships	5 - 10 years	$53,344	$53,344
Accumulated amortization		(16,231)	(11,518)
		37,113	41,826
Developed technology	5 years	34,000	—
Accumulated amortization		(1,133)	—
		32,867	—
Other	1 - 40 years	16,827	9,404
Accumulated amortization		(3,500)	(2,261)
		13,327	7,143
Intangible assets, net		$83,307	$48,969
Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Retailer relationships	$1,568	$1,614	$4,713	$2,843
Developed technology	1,133	—	1,133	—
Other	490	405	1,239	487
Total amortization of intangible assets	$3,191	$2,019	$7,085	$3,330
During the third quarter of 2013 we acquired ecoATM resulting in a $41.4 million increase in Other Intangible Assets. See Note 4: Business Combinations for more information.
Assuming no future impairment, the expected future amortization as of September 30, 2013 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other
Remainder of 2013	$1,537	$1,700	$615
2014	5,432	6,800	2,454
2015	4,012	6,800	2,419
2016	4,012	6,800	2,307
2017	4,012	6,800	2,285
2018	4,012	3,967	1,664
Thereafter	14,096	—	1,583
Total expected amortization	$37,113	$32,867	$13,327

NOTE 8: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray™ discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. At the request of the Joint Venture board of managers, Redbox made a cash payment of $14.0 million during the first and third quarters of 2013 representing its pro-rata share of the requested capital contribution.
In addition to the initial cash capital contribution, Redbox granted the Joint Venture a limited, non-exclusive, non-transferable, royalty-free right and license to use certain Redbox trademarks, of which the estimated fair value was approximately $30.0 million based on an evaluation of information available as of the date of the grant. As a result, during the first quarter of 2012, we recognized a gain of $19.5 million related to the pro-rata amount of fair value given up in exchange for our 35.0% interest in the Joint Venture. See Note 14: Fair Value for additional information about how we estimated the fair value of the Redbox trademarks. The initial excess of our cost of the investment in the Joint Venture over our share of the Joint Venture’s equity will be used to adjust future amortization expense.
We account for Redbox’s ownership interest in the Joint Venture using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $23.8 and $13.8 million from our equity method investment, representing our share of the Joint Venture’s operating results as well as the amortization of differences in carrying amount and underlying equity for the nine months ended September 30, 2013, and 2012, respectively. Separate from equity method accounting for our ownership interest in the Joint Venture, we record revenue attributable with the rental of DVDs and Blu-ray discs from our Redbox kiosks arising from Joint Venture subscribers within our Redbox segment.
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
Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of September 30, 2013, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$30,090	35%
SoloHealth, Inc.	1,984	10%
Equity method investments	$32,074
Our equity method investments are included within other long-term assets on our Consolidated Balance Sheets.
During the third quarter of 2013, we acquired ecoATM, previously one of our equity method investments. See Note 4: Business Combinations for more information.

Income (loss) from Equity Method Investments
Income from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Trademark gain	$—	$—	$—	$19,500
Gain on previously held equity interest on ecoATM	68,376		68,376
Proportionate share of net loss of equity method investees:
Redbox Instant by Verizon	(8,516)	(4,918)	(21,913)	(12,176)
Other	(1,307)	(484)	(3,326)	(1,580)
Total proportionate share of net loss of equity method investees	(9,823)	(5,402)	(25,239)	(13,756)
Amortization of difference in carrying amount and underlying equity in Redbox Instant by Verizon	(619)	(619)	(1,857)	(1,650)
Total income (loss) from equity method investments	$57,934	$(6,021)	$41,280	$4,094
Related Party Transactions
At September 30, 2013 and December 31, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $10.8 million and $0.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.
NOTE 9: DEBT AND OTHER LONG-TERM LIABILITIES

As of September 30, 2013	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Callable convertible debt	51,625	—	51,625
Revolving line of credit under credit facility	—	100,000	100,000
Term loan under credit facility	18,594	130,156	148,750
Asset retirement obligation	—	12,689	12,689
Other liabilities	5	12,848	12,853
Total	$70,224	$605,693	$675,917
As of December 31, 2012	Debt and Other Liabilities
Dollars in thousands	Current	Long-term	Total
Convertible debt	$—	$172,810	$172,810
Term loan under credit facility	15,312	144,375	159,687
Asset retirement obligation	—	14,020	14,020
Other liabilities	217	9,974	10,191
Total	$15,529	$341,179	$356,708
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
During the third quarter of 2013 we filed a registration statement in order to offer to exchange, up to $350.0 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes"), for the same principal amount of our currently outstanding 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes will generally be freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. We will issue the Exchange notes under the indenture governing the Original notes. The registration statement was declared effective on October 7, 2013.
Revolving Line of Credit and Term Loan
Our current credit facility, entered into on July 15, 2011, provides for a five-year, $175.0 million term loan and a $450.0 million revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million, which can comprise additional term loans and a revolving line of credit.
The credit facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of September 30, 2013, we were in compliance with the covenants of the credit facility.
On July 15, 2011, we borrowed $175.0 million under the term loan facility. On July 22, 2013, we drew on the revolving line of credit to fund the acquisition of ecoATM. As of September 30, 2013, there was $100.0 million outstanding on the revolving line of credit. The credit facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The annual interest rate on the credit facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. In 2013, the applicable LIBOR Rate margin was fixed at 125 basis points and the applicable Base Rate margin was fixed at 25 basis points. The interest rate on amounts outstanding under the term loan and revolving line of credit at September 30, 2013, was 1.43%.

The term loan is subject to mandatory debt repayments of the outstanding borrowings. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
Remaining due in 2013	$4,376
2014	19,687
2015	21,875
2016	102,812
Total	$148,750
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $53.7 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the nine months ended September 30, 2013, we retired a combined 131,278 Convertible Notes or $131.3 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $169.7 million in cash and the issuance of 255,745 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $6.0 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income. Additional details of our Convertible Notes are as follows:

Dollars in thousands	Principal	Discount	Net
Outstanding December 31, 2012	$184,983	$(12,173)	$172,810
Early extinguishments and debt conversion	(131,278)	6,770	(124,508)
Amortization of discount	—	3,323	3,323
Outstanding September 30, 2013	$53,705	$(2,080)	$51,625
The following interest expense was related to our Convertible Notes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Contractual interest expense	$537	$2,000	$3,353	$6,000
Amortization of debt discount	549	1,789	3,323	5,270
Total interest expense related to the Convertible Notes	$1,086	$3,789	$6,676	$11,270
The remaining unamortized debt discount is expected to be recognized as non-cash interest expense as follows (in thousands):

Non-cash
Year	Interest Expense
Remainder of 2013	$556
2014	1,524
Total unamortized discount	$2,080

Total interest expense including the loss on early retirement of debt for the three months ended September 30, 2013 and 2012 was $8.4 million and $5.0 million, respectively, and was $28.3 and $14.4 million for the nine months ended September 30, 2013 and 2012 respectively. As of September 30, 2013, we were in compliance with all debt covenants.
NOTE 10: REPURCHASES OF COMMON STOCK
Board Authorization
On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.
The following table presents a summary of our authorized stock repurchase balance:

Board
Dollars in thousands	Authorization
Authorized repurchase - as of January 1, 2013	$133,640
Additional board authorization	250,000
Proceeds from the exercise of stock options	11,775
Repurchase of common stock from open market	(95,004)
Authorized repurchase - as of September 30, 2013	$300,411
NOTE 11: SHARE-BASED PAYMENTS
We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2013	2012	2013	2012
Share-based payments expense:
Share-based compensation - stock options	$348	$630	$1,246	$2,029
Share-based compensation - restricted stock	2,986	2,584	8,292	7,520
Share-based payments for content arrangements	(560)	(4,800)	1,916	3,595
Total share-based payments expense	$2,774	$(1,586)	$11,454	$13,144
Tax benefit on share-based payments expense	$1,040	$(688)	$4,329	$4,880

	September 30, 2013
	Unrecognized Share- Based	Weighted-Average
Dollars in thousands	Payments Expense	Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$2,058	2.4 years
Share-based compensation - restricted stock	22,514	2.5 years
Share-based payments for content arrangements	1,255	1.2 years
Total unrecognized share-based payments expense	$25,827

Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Stock options are granted only to our executives and non-employee directors.

•	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.
The following table summarizes the weighted average valuation assumptions we used in the Black-Scholes-Merton Valuation model for stock options granted during 2013:

Nine Months Ended
September 30,
Expected term	6.3 years
Expected stock price volatility	45.0%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%
The following table presents a summary of stock option activity for 2013:

		Weighted Average Exercise
Shares in thousands	Options	Price
OUTSTANDING, December 31, 2012	669	$34.86
Granted	93	$—
Exercised	(383)	$30.84
Cancelled, expired, or forfeited	(101)	$42.40
OUTSTANDING, September 30, 2013	278	$44.02
Certain information regarding stock options outstanding as of September 30, 2013, is as follows:

	Options	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	278	126
Weighted average per share exercise price	$44.02	$37.15
Aggregate intrinsic value	$2,404	$1,821
Weighted average remaining contractual term (in years)	5.72	3.16
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

The following table presents a summary of restricted stock award activity for 2013:

	Restricted	Weighted Average Grant Date
Shares in thousands	Stock Awards	Fair Value
NON-VESTED, December 31, 2012	604	$48.95
Granted	415	$53.90
Vested	(221)	$46.45
Forfeited	(119)	$50.43
NON-VESTED, September 30, 2013	679	$52.53
Share-Based Payments for Content Arrangements
We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.
Information related to the shares of restricted stock granted as part of these agreements as of September 30, 2013, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	164,346	29,002	0.8 years
Paramount	300,000	180,000	120,000	1.3 years
Total	493,348	344,346	149,002
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, $1.4 million of which was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. See Note 4: Business Combinations for more information. We recognized $2.3 million in expense associated with the issuance of rights to receive cash for the three and nine months ended September 30, 2013. The expected future recognition of expense associated with the rights to receive cash as of September 30, 2013 is as follows:

Dollars in thousands	Expense
Remainder of 2013	$3,856
2014	15,361
2015	5,287
2016	3,438
2017	624
Total expected expense	$28,566
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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012
Weighted average shares used for basic EPS	27,244	30,454	27,391	30,605
Dilutive effect of stock options and other share-based awards	351	536	439	625
Dilutive effect of convertible debt	421	1,248	752	1,454
Weighted average shares used for diluted EPS	28,016	32,238	28,582	32,684
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	19	110	67	141
NOTE 13: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION
Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared service support functions, including but not limited to, corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment. Shared-based payments expense related to share-based compensation granted to executives, non-employee directors and employees and expense related to the rights to receive cash issued in connection with our acquisition of ecoATM are not allocated to our segments and are included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.
On July 23, 2013, we completed the acquisition of ecoATM. Prior to July 23, 2013 we held a non-controlling equity interest in ecoATM and reported our share of ecoATM's operating results in income (loss) from equity method investments in our Consolidated Statements of Comprehensive Income. Subsequent to our acquisition of ecoATM on July 23, 2013, the assets acquired and liabilities assumed, as well as the results of operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment as our chief operating decision maker reviews the results in aggregate with other new ventures concepts. During the second quarter of 2012, we completed the NCR Asset Acquisition. The assets acquired and liabilities assumed, as well as the results of operations, are included in our Redbox segment. See Note 4: Business Combinations for additional information about these acquisitions.
Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results of operations, which consists of our Redbox, Coinstar and New Ventures segments. Unallocated general and administrative expenses relate to share-based compensation and expense related to the rights to receive cash issued in connection with our acquisition of ecoATM.

Dollars in thousands			New	Corporate
Three Months Ended September 30, 2013	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$491,694	$79,611	$16,048	$—	$587,353
Expenses:
Direct operating	350,759	41,833	14,854	1,267	408,713
Marketing	5,883	1,352	1,149	739	9,123
Research and development	69	1,428	1,667	655	3,819
General and administrative	44,017	7,349	7,499	2,973	61,838
Segment operating income (loss)	90,966	27,649	(9,121)	(5,634)	103,860
Less: depreciation, amortization and other	(41,478)	(8,539)	(5,424)	—	(55,441)
Operating income (loss)	49,488	19,110	(14,545)	(5,634)	48,419
Income from equity method investments, net	—	—	—	57,934	57,934
Interest expense, net	—	—	—	(8,402)	(8,402)
Other, net	—	—	—	(2,402)	(2,402)
Income (loss) before income taxes	$49,488	$19,110	$(14,545)	$41,496	$95,549

Dollars in thousands			New	Corporate
Three Months Ended September 30, 2012	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$459,538	$77,616	$408	$—	$537,562
Expenses:
Direct operating	309,842	40,417	967	315	351,541
Marketing	5,698	1,072	731	12	7,513
Research and development	1	968	2,116	55	3,140
General and administrative	42,794	7,244	3,140	2,832	56,010
Segment operating income (loss)	101,203	27,915	(6,546)	(3,214)	119,358
Less: depreciation, amortization and other	(41,478)	(10,968)	(43)	—	(52,489)
Operating income (loss)	59,725	16,947	(6,589)	(3,214)	66,869
Loss from equity method investments, net	—	—	—	(6,021)	(6,021)
Interest expense, net	—	—	—	(3,892)	(3,892)
Other, net	—	—	—	(21)	(21)
Income (loss) before income taxes	$59,725	$16,947	$(6,589)	$(13,148)	$56,935

Dollars in thousands			New	Corporate
Nine Months Ended September 30, 2013	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$1,478,132	$219,520	$18,617	$—	$1,716,269
Expenses:
Direct operating	1,040,706	119,290	21,643	1,974	1,183,613
Marketing	18,057	3,357	2,312	893	24,619
Research and development	73	5,107	6,089	836	12,105
General and administrative	128,963	20,077	15,625	8,135	172,800
Segment operating income (loss)	290,333	71,689	(27,052)	(11,838)	323,132
Less: depreciation, amortization and other	(122,219)	(25,493)	(8,808)	—	(156,520)
Operating income (loss)	168,114	46,196	(35,860)	(11,838)	166,612
Income from equity method investments, net	—	—	—	41,280	41,280
Interest expense, net	—	—	—	(25,953)	(25,953)
Other, net	—	—	—	(3,323)	(3,323)
Income (loss) before income taxes	$168,114	$46,196	$(35,860)	$166	$178,616

Dollars in thousands			New	Corporate
Nine Months Ended September 30, 2012	Redbox	Coinstar	Ventures	Unallocated	Total
Revenue	$1,420,448	$216,297	$1,216	$—	$1,637,961
Expenses:
Direct operating	978,625	116,650	2,914	561	1,098,750
Marketing	14,524	3,901	1,606	49	20,080
Research and development	731	3,156	6,550	247	10,684
General and administrative	119,827	19,629	8,461	8,692	156,609
Segment operating income (loss)	306,741	72,961	(18,315)	(9,549)	351,838
Less: depreciation, amortization and other	(109,256)	(27,588)	(65)	—	(136,909)
Operating income (loss)	197,485	45,373	(18,380)	(9,549)	214,929
Income from equity method investments, net	—	—	—	4,094	4,094
Interest expense, net	—	—	—	(11,033)	(11,033)
Other, net	—	—	—	(37)	(37)
Income (loss) before income taxes	$197,485	$45,373	$(18,380)	$(16,525)	$207,953

Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Wal-Mart Stores Inc.	14.9%	15.4%	15.1%	16.3%
Walgreen Co.	14.3%	15.6%	14.7%	16.1%
The Kroger Company	9.8%	10.6%	10.0%	10.9%
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

Fair Value at September 30, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$9,483	$—	$—

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$60,425	$—	$—
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

Notes Receivable
On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Our evaluation at September 30, 2013 included consideration of ongoing discussions surrounding early payment on the note and certain indemnification obligations we have previously undertaken, as a result of our evaluation we did not record interest income on the note and also recorded a charge of $2.8 million against the note balance to arrive at a carrying value of $23.9 million approximated its estimated fair value and was reported within notes receivable in our Consolidated Balance Sheets. See Note 18: Subsequent Event for more information.
Fair Value of Other Financial Instruments
The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.
We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 4.5% for similar high-yield debt at September 30, 2013, and December 31, 2012, respectively. The estimated fair value of our convertible debt was approximately $53.0 million and $183.7 million at September 30, 2013, and December 31, 2012, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.
We estimated the fair value of our senior unsecured notes outstanding using a market rate of approximately 6.0% for similar high-yield debt at September 30, 2013. The estimated fair value of our senior unsecured notes was approximately $350.0 million at September 30, 2013, and was determined based on their stated terms, maturing on March 15, 2019, and an annual interest rate of 6.0%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
NOTE 15: COMMITMENTS AND CONTINGENCIES
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. As of September 30, 2013, our remaining commitment is $19.0 million under this arrangement.
Letters of Credit
As of September 30, 2013, we had six irrevocable standby letters of credit that totaled $8.2 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of September 30, 2013, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On August 23,

2013, plaintiff petitioned the Appellate Court for the Fifth District of Illinois for leave to appeal the denial of class certification.  Redbox filed its response on October 11, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Briefing of the appeal is scheduled to conclude with the filing of plaintiff’s reply brief on December 23, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
Other Contingencies
During the nine months ended September 30, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating in our Consolidated Statements of Comprehensive Income.
As of September 30, 2013, based upon currently available information, we believe a loss contingency exists related to certain indemnification obligations we have previously undertaken.  No amount has been accrued for in our consolidated financial statements as a best estimate of the contingent loss cannot currently be made; however, our best estimate of the aggregate range of the potential loss is from zero to $10.4 million. We believe the likelihood of additional loss in excess of this range as of September 30, 2013 related to these obligations is remote. See Note 18: Subsequent Event for more information.

NOTE 16: INCOME TAXES
During the third quarter of 2013, we reported a $68.4 million non-taxable gain related to the re-measurement of our previously held equity interest in ecoATM. This item plus the non-discrete benefit of the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities, decreased our effective tax rate by 27.0 percentage points for the three months ended September 30, 2013.  During the second quarter of 2013, we entered into an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary.  As a result of the series of transactions we recorded a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, through the realization of various capital and ordinary gains and losses.  The combined impact of these three items was a 24.4 percentage point reduction in the effective tax rate for the nine months ended September 30, 2013.  This benefit was partially offset by state income taxes.
NOTE 17: GUARANTOR SUBSIDIARIES

Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATED BALANCE SHEETS
(in thousands)
As of September 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$163,679	$14,057	$37,494	$—	$215,230
Accounts receivable, net of allowances	1,284	54,395	2,945	—	58,624
Content library	488	164,884	2,591	—	167,963
Deferred income taxes	3,682	—	—	(3,682)	—
Prepaid expenses and other current assets	34,349	30,465	855	(69)	65,600
Intercompany receivables	233,523	229,212	4,241	(466,976)	—
Total current assets	437,005	493,013	48,126	(470,727)	507,417
Property and equipment, net	183,957	339,821	36,297	—	560,075
Notes receivable	23,877	—	—	—	23,877
Deferred income taxes	—	—	5,466	—	5,466
Goodwill and other intangible assets	251,709	390,851	—	54	642,614
Other long-term assets	11,714	33,191	13	—	44,918
Investment in related parties	748,684	23,230	—	(771,914)	—
Total assets	$1,656,946	$1,280,106	$89,902	$(1,242,587)	$1,784,367
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,273	$148,276	$1,561	$—	$165,110
Accrued payable to retailers	69,303	43,241	15,991	—	128,535
Other accrued liabilities	42,697	76,392	3,838	(69)	122,858
Current callable convertible debt	51,625	—	—	—	51,625
Current portion of long-term debt and other	18,594	5	—	—	18,599
Current portion of capital lease obligations	13,023	—	363	—	13,386
Deferred income taxes	—	16,377	17	(3,682)	12,712
Intercompany payables	194,971	217,590	54,415	(466,976)	—
Total current liabilities	405,486	501,881	76,185	(470,727)	512,825
Long-term debt and other long-term liabilities	586,504	18,874	315	—	605,693
Capital lease obligations	10,885	—	460	—	11,345
Deferred income taxes	44,255	21,071	35	—	65,361
Total liabilities	1,047,130	541,826	76,995	(470,727)	1,195,224
Commitments and contingencies
Debt conversion feature	2,080	—	—	—	2,080
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	545,783	512,521	12,393	(595,293)	475,404
Treasury stock	(377,510)	—	—	—	(377,510)
Retained earnings	440,435	225,759	1,469	(176,567)	491,096
Accumulated other comprehensive loss	(972)	—	(955)	—	(1,927)
Total stockholders’ equity	607,736	738,280	12,907	(771,860)	587,063
Total liabilities and stockholders’ equity	$1,656,946	$1,280,106	$89,902	$(1,242,587)	$1,784,367

CONSOLIDATED BALANCE SHEETS
(in thousands)
As of December 31, 2012
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$242,489	$—	$40,759	$(354)	$282,894
Accounts receivable, net of allowances	887	56,293	1,151	—	58,331
Content library	1,130	173,339	2,940	—	177,409
Deferred income taxes	27,372	—	899	(21,084)	7,187
Prepaid expenses and other current assets	11,748	17,504	434	—	29,686
Intercompany receivables	119,848	76,878	3,581	(200,307)	—
Total current assets	403,474	324,014	49,764	(221,745)	555,507
Property and equipment, net	188,251	368,620	29,253	—	586,124
Notes receivable	26,731	—	—	—	26,731
Deferred income taxes	—	—	1,334	39	1,373
Goodwill and other intangible assets	253,395	90,614	—	54	344,063
Other long-term assets	18,992	28,906	29	—	47,927
Investment in related parties	90,828	24,395	—	(115,223)	—
Total assets	$981,671	$836,549	$80,380	$(336,875)	$1,561,725
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,368	$225,463	$4,111	$(354)	$250,588
Accrued payable to retailers	77,266	46,493	14,654	—	138,413
Other accrued liabilities	50,314	92,724	3,087	—	146,125
Current portion of long-term debt and other	15,312	217	—	—	15,529
Current portion of capital lease obligations	13,002	—	348	—	13,350
Deferred income taxes	—	21,084	—	(21,084)	—
Intercompany payables	56,473	108,347	35,487	(200,307)	—
Total current liabilities	233,735	494,328	57,687	(221,745)	564,005
Long-term debt and other long-term liabilities	322,279	18,724	176	—	341,179
Capital lease obligations	15,180	—	522	—	15,702
Deferred income taxes	54,855	36,857	—	39	91,751
Total liabilities	626,049	549,909	58,385	(221,706)	1,012,637
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	574,842	145,425	12,444	(227,830)	504,881
Treasury stock	(293,149)	—	—	—	(293,149)
Retained earnings	74,985	141,215	10,118	112,661	338,979
Accumulated other comprehensive loss	(1,056)	—	(567)	—	(1,623)
Total stockholders’ equity	355,622	286,640	21,995	(115,169)	549,088
Total liabilities and stockholders’ equity	$981,671	$836,549	$80,380	$(336,875)	$1,561,725

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
Three Months Ended September 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$68,301	$505,101	$13,951	$—	$587,353
Expenses:
Direct operating	38,641	358,224	15,393	(3,545)	408,713
Marketing	1,971	6,465	687	—	9,123
Research and development	2,103	1,716	—	—	3,819
General and administrative	12,269	45,483	533	3,553	61,838
Depreciation and other	10,033	40,867	1,350	—	52,250
Amortization of intangible assets	569	2,622	—	—	3,191
Total expenses	65,586	455,377	17,963	8	538,934
Operating income (loss)	2,715	49,724	(4,012)	(8)	48,419
Other income (expense), net:
Income (loss) from equity method investments, net	67,069	(9,135)	—	—	57,934
Interest expense, net	(8,246)	(115)	(41)	—	(8,402)
Other, net	(2,352)	8	(66)	8	(2,402)
Total other income (expense), net	56,471	(9,242)	(107)	8	47,130
Income (loss) before income taxes	59,186	40,482	(4,119)	—	95,549
Income tax benefit (expense)	564	(14,962)	1,505	—	(12,893)
Equity in income (losses) of subsidiaries	20,214	(2,614)	—	(17,600)	—
Net income (loss)	79,964	22,906	(2,614)	(17,600)	82,656
Foreign currency translation adjustment	63	—	1,789	—	1,852
Comprehensive income (loss)	$80,027	$22,906	$(825)	$(17,600)	$84,508

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
Three Months Ended September 30, 2012
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$66,449	$458,834	$12,279	$—	$537,562
Expenses:
Direct operating	36,187	308,259	9,830	(2,735)	351,541
Marketing	1,742	5,366	405	—	7,513
Research and development	2,697	443	—	—	3,140
General and administrative	9,625	43,338	320	2,727	56,010
Depreciation and other	9,628	39,956	886	—	50,470
Amortization of intangible assets	570	1,449	—	—	2,019
Total expenses	60,449	398,811	11,441	(8)	470,693
Operating income	6,000	60,023	838	8	66,869
Other income (expense), net:
Income (loss) from equity method investments, net	(484)	(5,537)	—	—	(6,021)
Interest income (expense), net	(4,345)	466	(13)	—	(3,892)
Other, net	41	(66)	12	(8)	(21)
Total other income (expense), net	(4,788)	(5,137)	(1)	(8)	(9,934)
Income before income taxes	1,212	54,886	837	—	56,935
Income tax benefit (expense)	(287)	(20,123)	249	—	(20,161)
Equity in income (losses) of subsidiaries	35,849	1,086	—	(36,935)	—
Net income	36,774	35,849	1,086	(36,935)	36,774
Foreign currency translation adjustment	39	—	1,438	—	1,477
Comprehensive income	$36,813	$35,849	$2,524	$(36,935)	$38,251

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
Nine Months Ended September 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$189,923	$1,488,842	$37,504	$—	$1,716,269
Expenses:
Direct operating	111,805	1,040,581	39,483	(8,256)	1,183,613
Marketing	5,002	17,777	1,840	—	24,619
Research and development	10,386	1,719	—	—	12,105
General and administrative	31,899	131,388	1,249	8,264	172,800
Depreciation and other	27,351	118,440	3,644	—	149,435
Amortization of intangible assets	1,708	5,377	—	—	7,085
Total expenses	188,151	1,315,282	46,216	8	1,549,657
Operating income (loss)	1,772	173,560	(8,712)	(8)	166,612
Other income (expense), net:
Income (loss) from equity method investments, net	65,050	(23,770)	—	—	41,280
Interest income (expense), net	(26,200)	338	(91)	—	(25,953)
Other, net	(3,442)	219	(108)	8	(3,323)
Total other income (expense), net	35,408	(23,213)	(199)	8	12,004
Income (loss) before income taxes	37,180	150,347	(8,911)	—	178,616
Income tax benefit (expense)	27,314	(56,767)	2,954	—	(26,499)
Equity in income (losses) of subsidiaries	90,313	(3,266)	—	(87,047)	—
Net income (loss)	154,807	90,314	(5,957)	(87,047)	152,117
Foreign currency translation adjustment	84	—	(388)	—	(304)
Comprehensive income (loss)	$154,891	$90,314	$(6,345)	$(87,047)	$151,813

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(in thousands)
Nine Months Ended September 30, 2012
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$185,701	$1,419,678	$32,582	$—	$1,637,961
Expenses:
Direct operating	104,508	975,729	23,751	(5,238)	1,098,750
Marketing	4,976	13,794	1,310	—	20,080
Research and development	8,940	1,744	—	—	10,684
General and administrative	28,984	121,539	856	5,230	156,609
Depreciation and other	23,485	107,626	2,468	—	133,579
Amortization of intangible assets	1,776	1,554	—	—	3,330
Total expenses	172,669	1,221,986	28,385	(8)	1,423,032
Operating income	13,032	197,692	4,197	8	214,929
Other income (expense), net:
Income (loss) from equity method investments, net	(1,580)	5,674	—	—	4,094
Interest income (expense), net	(13,181)	2,167	(19)		(11,033)
Other, net	175	(199)	(5)	(8)	(37)
Total other income (expense), net	(14,586)	7,642	(24)	(8)	(6,976)
Income (loss) before income taxes	(1,554)	205,334	4,173	—	207,953
Income tax benefit (expense)	(970)	(80,084)	446	—	(80,608)
Equity in income of subsidiaries	129,869	4,619	—	(134,488)	—
Net income	127,345	129,869	4,619	(134,488)	127,345
Foreign currency translation adjustment	(184)	—	1,526	—	1,342
Comprehensive income	$127,161	$129,869	$6,145	$(134,488)	$128,687

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
Nine Months Ended September 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$154,807	$90,314	$(5,957)	$(87,047)	$152,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	27,351	118,440	3,644	—	149,435
Amortization of intangible assets and deferred financing fees	3,590	5,377	—	—	8,967
Share-based payments expense	7,206	4,248	—	—	11,454
Excess tax benefits on share-based payments	(3,347)	—	—	—	(3,347)
Deferred income taxes	17,698	(26,759)	(3,037)	—	(12,098)
(Income) loss from equity method investments, net	(65,050)	23,770	—	—	(41,280)
Non-cash interest on convertible debt	3,323	—	—	—	3,323
Loss from extinguishments of callable convertible debt	5,950	—	—	—	5,950
Other	1,195	(175)	—	—	1,020
Equity in (income) losses of subsidiaries	(90,313)	3,266	—	87,047	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(398)	1,916	(1,824)	—	(306)
Content library	641	8,455	350	—	9,446
Prepaid expenses and other current assets	(22,600)	(8,511)	(414)	69	(31,456)
Other assets	163	91	15	—	269
Accounts payable	18	(84,145)	(1,137)	354	(84,910)
Accrued payable to retailers	(7,963)	(3,252)	1,574	—	(9,641)
Other accrued liabilities	(5,366)	(21,857)	740	(69)	(26,552)
Net cash flows from operating activities	26,905	111,178	(6,046)	354	132,391
Investing Activities:
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—	—	(244,036)
Purchases of property and equipment	(46,496)	(49,928)	(12,192)	—	(108,616)
Proceeds from sale of property and equipment	12,078	803	7	—	12,888
Receipt of note receivable principal	95	—	—	—	95
Cash paid for equity investments	—	(28,000)	—	—	(28,000)
Investments in and advances to affiliates	4,031	(19,782)	15,751	—	—
Net cash flows from investing activities	(274,328)	(96,907)	3,566	—	(367,669)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing of credit facility	150,000	—	—	—	150,000
Principal payments on credit facility	(60,938)	—	—	—	(60,938)
Financing costs associated with senior unsecured notes	(444)	—	—	—	(444)
Repurchase of convertible debt	(169,664)	—	—	—	(169,664)
Repurchases of common stock	(95,004)	—	—	—	(95,004)
Principal payments on capital lease obligations and other debt	(10,300)	(214)	(310)	—	(10,824)
Excess tax benefits related to share-based payments	3,347	—	—	—	3,347
Proceeds from exercise of stock options, net	7,763	—	—	—	7,763
Net cash flows from financing activities	168,529	(214)	(310)	—	168,005
Effect of exchange rate changes on cash	84	—	(475)	—	(391)
Increase (decrease) in cash and cash equivalents	(78,810)	14,057	(3,265)	354	(67,664)
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$163,679	$14,057	$37,494	$—	$215,230

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
Nine Months Ended September 30, 2012
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$127,345	$129,869	$4,619	$(134,488)	$127,345
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	23,485	107,626	2,468	—	133,579
Amortization of intangible assets and deferred financing fees	3,371	1,554	—	—	4,925
Share-based payments expense	7,933	5,211	—	—	13,144
Excess tax benefits on share-based payments	(5,673)	—	—	—	(5,673)
Deferred income taxes	23,371	49,597	222	—	73,190
(Income) loss from equity method investments, net	1,580	(5,674)	—	—	(4,094)
Non-cash interest on convertible debt	5,270	—	—	—	5,270
Other	(1,905)	(2,202)	—	—	(4,107)
Equity in (income) losses of subsidiaries	(129,869)	(4,619)	—	134,488	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable	(162)	(2,275)	(555)	—	(2,992)
Content library	(190)	8,674	(2,083)	—	6,401
Prepaid expenses and other current assets	(2,339)	(7,351)	(342)	24	(10,008)
Other assets	364	872	(44)	(771)	421
Accounts payable	(2,844)	(37,910)	1,780	(1,228)	(40,202)
Accrued payable to retailers	5,734	(520)	(42)	—	5,172
Other accrued liabilities	(2,649)	12,293	(1,068)	747	9,323
Net cash flows from operating activities	52,822	255,145	4,955	(1,228)	311,694
Investing Activities:
Purchases of property and equipment	(43,301)	(81,727)	(8,153)	—	(133,181)
Proceeds from sale of property and equipment	270	494	55	—	819
Acquisition of NCR DVD kiosk business	—	(100,000)	—	—	(100,000)
Cash paid for equity investments	(10,877)	(28,850)	—	—	(39,727)
Investments in and advances to affiliates	35,149	(37,772)	2,623	—	—
Net cash flows from investing activities	(18,759)	(247,855)	(5,475)	—	(272,089)
Financing Activities:
Principal payments on credit facility	(7,668)	—	—	—	(7,668)
Repurchases of common stock	(63,070)	—	—	—	(63,070)
Principal payments on capital lease obligations and other debt	(5,652)	(7,290)	(260)	—	(13,202)
Excess tax benefits related to share-based payments	5,673	—	—	—	5,673
Proceeds from exercise of stock options, net	4,034	—	—	—	4,034
Net cash flows from financing activities	(66,683)	(7,290)	(260)	—	(74,233)
Effect of exchange rate changes on cash	(181)	—	1,412	—	1,231
Increase (decrease) in cash and cash equivalents	(32,801)	—	632	(1,228)	(33,397)
Cash and cash equivalents:
Beginning of period	310,259	—	31,766	(170)	341,855
End of period	$277,458	$—	$32,398	$(1,398)	$308,458

NOTE 18: SUBSEQUENT EVENT

On October 18, 2013 we entered into a settlement agreement with Sigue which provides for a discount on the Sigue Note receivable in exchange for early payment and a release of claims against us pursuant to certain indemnification obligations we have previously undertaken and disclosed as a potential loss contingency. The carrying value as of September 30, 2013, inclusive of the $2.8 million charge taken during the period, represents our best estimate of the fair value of the note based on the terms of the settlement agreement.
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
In the following discussion, unless otherwise noted, references to increases or decreases in revenue and expense items, cash flows and financial measures are based on the quarter and year-to-date periods ended September 30, 2013, compared with the quarter and year-to-date periods ended September 30, 2012.
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
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 65,620 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
Core Offerings
We have two core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash, convert coins and paper bills to stored value products and exchange gift cards.

New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). Self-service kiosk concepts we are currently exploring in the marketplace represent the Food & Beverage, Entertainment, Beauty & Consumer Packaged Goods and Electronics consumer sectors. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. Subsequent to the acquisition, results from ecoATM are now included within our New Ventures segment results as our chief operating decision maker reviews the results in aggregate with other new ventures concepts, See Note 4: Business Combinations in our Notes to Consolidated Financial Statements for more information.
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Health and Electronics consumer sectors and the Entertainment sector through our Redbox Instant by Verizon joint venture. See Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and Note 4: Business Combinations for our acquisition of ecoATM, one of our strategic investments.
Strategy
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources. We believe we have significant opportunities to continue to grow our revenues, profitability and cash flow by capitalizing on our strengths and favorable industry trends through the execution of the following strategies:

•
Continue to profitably grow our Redbox business. We believe we will continue to profitably grow Redbox as our Redbox kiosks continue to attract customers. In addition, we believe there are a number of other ways Redbox will continue to grow profitability including through the distribution of more Blu-ray™ discs as well as investment in other customer management tools that will allow for personalized recommendations among other features.

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

•
Optimize revenues from our existing Redbox and Coinstar kiosk offerings. While we have substantially completed the build out of our Redbox and Coinstar networks in the U.S., we believe we can improve financial performance through kiosk optimization. We will continue to focus on finding attractive locations for our kiosks, including through redeployment of underperforming kiosks to lower kiosk density or higher consumer traffic areas. Specific to Redbox, we have retrofitted a significant percentage of our existing kiosks to provide increased capacity which will enable Redbox to retain discs in the kiosks longer thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily film availability and demand at individual kiosk locations.

•
Use our expertise to continue to develop innovative automated retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We are leveraging those core competencies to identify and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we completed the acquisition of ecoATM, one of our previous strategic investments, which provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash.

Recent Events
Q3 2013 Events

•
On July 23, 2013, we completed the acquisition of ecoATM for total consideration transferred of $264.3 million and revalued our previously held 23% equity interest at $76.4 million resulting in a gain of $68.4 million. See Note 4: Business Combinations in our Notes to Consolidated Financial Statements.

•
During the nine months ended September 30, 2013, we retired $131.3 million in principal of our Convertible Senior Notes. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•
During the nine months ended September 30, 2013, we repurchased 1,792,742 shares of our common stock for $95.0 million. See Note 10: Repurchases of Common Stock in our Notes to Consolidated Financial Statements.

Q2 2013 Events

•
During the second quarter of 2013, we finalized our preliminary purchase price allocation for our NCR Asset Acquisition. See Note 4: Business Combinations in our Notes to Consolidated Financial Statements.

•
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR through the sale of a previously consolidated entity for $11.8 million. See Note 6: Property and Equipment and Note 16: Income Taxes in our Notes to Consolidated Financial Statements.

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

Subsequent Event

•
On October 18, 2013 we entered into a settlement agreement with Sigue which provides for a discount on the Sigue Note receivable in exchange for early payment and a release of claims against us pursuant to certain indemnification obligations we have previously undertaken and disclosed as a potential loss contingency. The carrying value as of September 30, 2013, inclusive of the $2.8 million charge taken during the period, represents our best estimate of the fair value of the note based on the terms of the settlement agreement.

Results of Operations
Consolidated Results
The discussion and analysis that follows covers our results of operations:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands, except per share amounts	2013	2012	$	%	2013	2012	$	%
Revenue	$587,353	$537,562	$49,791	9.3%	$1,716,269	$1,637,961	$78,308	4.8%
Operating income	$48,419	$66,869	$(18,450)	(27.6)%	$166,612	$214,929	$(48,317)	(22.5)%
Net Income	$82,656	$36,774	$45,882	124.8%	$152,117	$127,345	$24,772	19.5%
Diluted earnings per share	$2.95	$1.14	$1.81	158.8%	$5.32	$3.90	$1.42	36.4%
Comparing three months ended September 30, 2013 to three months ended September 30, 2012
Revenue increased $49.8 million, or 9.3%, primarily due to:

•
$32.2 million increase from our Redbox segment, consisting of $23.1 million from new kiosk installations primarily during the second half of 2012 including the replacement of NCR kiosks and $9.1 million from a 2.1% increase in same store sales primarily from over 4,200 of our 2012 kiosk installations that are now included in same store sales to new kiosk installations; and a

•	$15.6 million increase from our New Ventures segment primarily due to the acquisition of ecoATM and additional non-ecoATM kiosks.

•	$2.0 million increase from our Coinstar segment, primarily due to an increase in the average coin-to-voucher transaction size and the volume of non-cash voucher products.
Operating income decreased $18.5 million, or 27.6%, primarily due to:

•
Our Redbox segment where revenue growth was offset by increased expenses that reflect several factors including higher product costs as a result of a 19% increase in theatrical titles (with a 46% growth in box office) driven largely by a weaker release schedule in 2012 due to the Summer Olympics and content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to Q3 2012 when we were procuring Warner content through alternative sources, as well as increased Blu-ray content purchases as we continue to grow this format. Product is typically purchased 6-8 weeks in advance based on forecasted demand and revenue and future content purchases are adjusted if results in the current period do not meet expectations but it impacts operating income in the short-term. Increases in revenue share, customer service, and payment card processing fees and support function costs directly attributable to our revenue and kiosk growth were offset by a reduction in our kiosk field operation costs as we continue to gain efficiencies as our installed base grows. Additionally, we saw higher general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system.

•
Our New Ventures segment revenue growth which was more than offset by increased expenses primarily due to increased sales volume, general and administrative expenses as a result of acquisition costs, amortization expense associated with our acquisition of ecoATM and accelerated depreciation expense related to our Orango concept.

Net income increased $45.9 million, or 124.8%, primarily due to:

•	A gain of $68.4 million on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value;

•	Lower income tax expenses due to a lower effective tax rate driven primarily by the non-taxable gain of $68.4 million upon the acquisition of ecoATM; partially offset by

•	Decreased operating income as described above; and

•
Increased interest expense primarily due to interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013, lower interest income as a result of reduced cash and equivalent balances offset by lower non-cash interest expense as we retired or converted a portion of our convertible notes.

For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
Revenue increased $78.3 million, or 4.8%, primarily due to:

•
$57.7 million increase from our Redbox segment, $137.6 million from new kiosk installations including the acquisition and replacement of NCR kiosks, offset by a $79.9 million decrease from a decline in same store sales;

•	$17.4 million increase from our New Ventures segment primarily due to the acquisition of ecoATM and additional non-ecoATM kiosks;

•	$3.2 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales and revenue from TD Canada Trust locations.
Operating income decreased $48.3 million, or 22.5%, primarily due to:

•	Our Redbox segment where revenue growth was offset by:

◦
Increased direct operating expenses which reflect several factors including higher product costs arising from higher content purchases as a result of a 19% increase in theatrical titles driven largely by a weaker release schedule in Q3 2012 due to the Summer Olympics, content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to the February through September 2012 period when we were procuring Warner content through alternative sources, as well as increased Blu-ray content purchases as we continue to grow this format. Product is typically purchased 6-8 weeks in advance based on forecasted demand and revenue and future content purchases are adjusted if results in the current period do not meet expectations but it impacts operating income in the short-term. Partially offsetting these product cost increases was a $23.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements. We also saw increases in revenue share, payment card processing fees, customer service and support function costs directly attributable to our revenue and kiosk growth and certain costs incurred to service the kiosks under the transition services agreement with NCR offset by a benefit due to a $11.4 million reduction in a loss contingency accrual recorded during Q1 2013;

◦
Higher depreciation and amortization expenses primarily due to higher depreciation from the continued investment in our technology infrastructure, incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as the launch of Redbox Instant by Verizon; and

◦
Increased general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system and professional fees related to the sale of kiosks acquired in our NCR Asset Acquisition.

•
Our New Ventures segment revenue growth was more than offset by increased expenses primarily due to increased sales volume, general and administrative expenses as a result of acquisition costs, amortization expense associated with our acquisition of ecoATM and accelerated depreciation expense related to our Orango concept.

Net income increased $24.8 million, or 19.5%, primarily due to:

•
A gain of $68.4 million on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value compared to a $19.5 million gain on a license grant to the Joint Venture;

•
Lower income tax expenses due to lower pretax income and a lower effective tax rate driven primarily by non-taxable gain of $68.4 million upon the acquisition of ecoATM and a discrete item; partially offset by

•	Lower operating income as described above; and

•	Increased interest expense primarily due to the $350.0 million in Senior Notes we issued on March 12, 2013 and loss from early extinguishment or conversion of debt;
For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Share-Based Payments
Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. In connection with our acquisition of ecoATM, we also granted certain rights to receive cash. We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expenses associated with share-based compensation to our executives, non-employee directors, employees and related to the rights to receive cash issued in connection with our acquisition of ecoATM are part of our shared services support function and are not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
Dollars in thousands	2013	2012		$2013	2012	$
Direct operating	$1,267	$315	$952	$1,974	$561	$1,413
Marketing	739	12	727	893	49	844
Research and development	655	55	600	836	247	589
General and administrative	2,973	2,832	141	8,135	8,692	(557)
Total	$5,634	$3,214	$2,420	$11,838	$9,549	$2,289
Unallocated share-based compensation and rights to receive cash expense increased $2.4 million, or 75.3% and increased $2.3 million, or 24.0% during the three and nine month periods ended September 30, 2013, respectively, due to changes in the fair value of restricted stock awards granted and $2.3 million in expense associated with the issuance of rights to receive cash in connection with our acquisition of ecoATM. See Note 11: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

Segment Results
Our discussion and analysis that follows covers results of operations for our Redbox, Coinstar and New Ventures segments.
We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income before depreciation, amortization and other and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared services support functions, including but not limited to, corporate executive management, business development, sales, customer service, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.
We utilize segment revenue and segment operating income because we believe they provide useful information for effectively allocating resources among business segments, evaluating the health of our business segments based on metrics that management can actively influence, and gauging our investments and our ability to service, incur or pay down debt or return capital to shareholders such as through share repurchases. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We periodically evaluate our shared services support function’s allocation methods used for segment reporting purposes, which may result in changes to segment allocations in future periods.
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

Redbox

	Three Months Ended				Nine Months Ended
Dollars in thousands, except net revenue per rental amounts	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$491,694	$459,538	$32,156	7.0%	$1,478,132	$1,420,448	$57,684	4.1%
Expenses:
Direct operating	350,759	309,842	40,917	13.2%	1,040,706	978,625	62,081	6.3%
Marketing	5,883	5,698	185	3.2%	18,057	14,524	3,533	24.3%
Research and development	69	1	68	NM**	73	731	(658)	(90.0)%
General and administrative	44,017	42,794	1,223	2.9%	128,963	119,827	9,136	7.6%
Segment operating income	90,966	101,203	(10,237)	(10.1)%	290,333	306,741	(16,408)	(5.3)%
Less: depreciation and amortization	(41,478)	(41,478)	—	—%	(122,219)	(109,256)	(12,963)	11.9%
Operating income	$49,488	$59,725	$(10,237)	(17.1)%	$168,114	$197,485	$(29,371)	(14.9)%
Operating income as a percentage of revenue	10.1%	13.0%			11.4%	13.9%
Same store sales growth (decline)	2.1%	4.2%			(5.8)%	16.0%
Effect on change in revenue from same store sales growth (decline)	$9,121	$16,331	$(7,210)	(44.1)%	$(79,940)	$175,426	$(255,366)	(145.6)%
Ending number of kiosks*	43,600	42,400	1,200	2.8%	43,600	42,400	1,200	2.8%
Total rentals (in thousands)*	199,480	176,367	23,113	13.1%	583,707	551,824	31,883	5.8%
Net revenue per rental	$2.46	$2.52	$(0.06)	(2.4)%	$2.53	$2.54	$(0.01)	(0.4)%
* Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition. As part of the 2012 NCR Asset Acquisition, we acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and during the first and second quarters of 2013, we removed but did not replace all remaining kiosks acquired as part of the 2012 NCR Asset Acquisition. During the nine months ended September 30, 2013, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.7 million from 0.8 million rentals.
 **Not Meaningful

 2013 Events

•
Starting in January in conjunction with our rental revenue sharing agreement entered into on October 19, 2012 (the “Warner Agreement”) with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., we began offering Warner content on a 28-day delay from “street date”. Under the Warner Agreement, Redbox agrees to license minimum quantities of theatrical and direct-to-video Blu-ray and DVD titles for rental. The Warner Agreement covers titles that have a street date through December 31, 2014.

•	In January, we signed a five-year renewal with Walgreen Company (“Walgreens”). The renewal with Walgreens will run through December 31, 2017.

•
On January 22, we expanded our Redbox Tickets pilot offering to the Los Angeles market providing customers better access to event tickets at affordable prices. In the second quarter, we concluded our Tickets pilot in Los Angeles and Philadelphia. We were pleased with the consumer response, and our operational capabilities, but did not see the momentum in aggregating ticket inventory that we needed to scale with the existing go-to-market approach.

•
On March 25, we amended the terms of our existing content licensing agreement with Universal Studios Home Entertainment LLC (“Universal”) to extend the end date from August 2014 to December 2014. Universal received, at its sole discretion, the option to extend the agreement for an additional year through December 2015.

•
During the second quarter of 2013, we updated our methodology for amortizing our Redbox content library which resulted in a $21.7 million reduction in Redbox direct operating expenses. For the nine months ended September 30, 2013, the cumulative benefit was a $23.8 million reduction in Redbox direct operating expenses. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Comparing three months ended September 30, 2013 to three months ended September 30, 2012
Revenue increased $32.2 million, or 7.0%, primarily due to the following:

•	$23.1 million from new kiosk installations primarily during the second half of 2012 including the replacement of NCR kiosks; as well as

•
$9.1 million from a 2.1% increase in same store sales primarily from over 4,200 of our 2012 kiosk installations that are now included in same store sales. Also contributing to the increase was a much stronger box office during the quarter; up 46% from prior year, as well as continued growth in Blu-ray and video game rentals, up a combined 68.2%. Although our revenue increased significantly over the prior period, it was not to our expectations.

Net kiosk revenue per rental decreased $0.06 to $2.46, primarily due to heightened discounted rentals and an increase in single night rentals as a result of marketing efforts to drive incremental revenue, partially offset by an increase in the mix of our higher daily rental fee Blu-ray and video game rentals as a percentage of our total rentals.
Q3 was our highest rental quarter in company history with 199.5 million rentals, with some of this rental growth attributable to increased promotional activity in July. Blu-ray rentals continued to grow and increased to 13.0% of total rentals, up from 8.6% in the prior year. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 1.4% in the prior year to 1.9% of total rentals despite having slightly fewer new releases in 2013. Blu-ray and video game rentals represented just under 15% of total rentals in the quarter, up 490 basis points from the prior year. We have regularly reported on market share data and total physical rental volume, utilizing NPD’s Video Watch database. On September 30, 2013, NPD restated their data for 2013 and their data no longer reflects our reported actual performance. In fact, despite the information being readily available their data is 10-20% lower than our actual reported rentals.

Operating income decreased $10.2 million, or 17.1%, primarily due to the following:

•	$32.2 million increase in revenue as described above; offset by

•	$40.9 million increase in direct operating expenses comprised of the following;

◦
Product costs increased by $43.1 million to $211.0 million primarily due to higher content purchases as a result of a 19.0% increase in theatrical titles (with a 46.0% growth in box office) driven largely by a weaker release schedule in 2012 due to the Summer Olympics and content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to Q3 2012 when we were procuring Warner content through alternative sources, as well as increased Blu-ray content purchases as we continue to grow this format. Product is typically purchased 6-8 weeks in advance based on forecasted demand and revenue and future content purchases are adjusted if results in the current period do not meet expectations but it impacts operating income in the short-term. Partially offsetting these product cost increases was a $2.1 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements;

◦
Reduction in our kiosk field operation costs as we continue to gain efficiencies as our installed base grows, partially offset by increases in revenue share, customer service, and payment card processing fees and support function costs directly attributable to our revenue and kiosk growth;

◦
Direct operating expenses as a percent of revenue for 2013 were 71.3% as compared to 67.4% in the prior period. We expect to improve our financial performance by continuing to optimize our kiosk network, which will focus on either removing underperforming kiosks or redeploying them to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals.

•
$1.2 million increase in general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system.

Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
Revenue increased $57.7 million, or 4.1%, primarily due to the following:

•	$134.9 million from new kiosk installations including the replacement of NCR kiosks; and

•	$2.7 million from kiosks acquired from NCR; partially offset by a

•
$79.9 million decrease from a 5.8% decline in same store sales due primarily to a considerably weaker start to first quarter’s release schedule, which has a significant influence on Q1 rentals, with only 36.0% of the total Q1 box office (representing titles with total North American box office receipts of at least $5.0 million) available to rent in January versus 50% last year, an overall weaker box office during the second quarter, an increase in single night and discounted rentals, as well as cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012. Partially offsetting this was growth in Q3 in same stores sales from over 4,200 of our 2012 kiosk installations that are now included in same store sales, a significantly stronger box office during the third quarter; up 46.0% from prior year as a result of the Summer Olympics in 2012, as well as substantial growth in Blu-ray and video game rentals, up a combined 63.8%. While our same store sales declined from the prior period as noted above, we have seen steady improvement in 2013 as some of the converted kiosk installs begin contributing to same store sales and product strength compares more favorably year over year.

Net kiosk revenue per rental decreased $0.01 to $2.53 primarily due to higher than expected customer response to promotions which drove discounted rentals and an increase in single night rentals. This decrease was partially offset by increases in Blu-ray and video game rentals as a percentage of our total rentals, both of which have a higher daily rental fee.
Blu-ray rentals continued prior trends and increased to 12.8% of total rentals. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 1.6% to 2.1% of total rentals despite having fewer new releases in 2013.

Operating income decreased $29.4 million, or 14.9%, primarily due to the following:

•	$57.7 million increase in revenue as described above; offset by

•	$62.1 million increase in direct operating expenses comprised of the following;

◦
Product costs increased $52.9 million to $624.7 million due to increased content purchases in Q3 as a result of a 19.0% increase in theatrical titles driven largely by a weaker release schedule in Q3 2012 due to the Summer Olympics, content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to the February through September 2012 period when we were procuring Warner content through alternative sources, as well as increased Blu-ray content purchases as we continue to grow this format. Product is typically purchased 6-8 weeks in advance based on forecasted demand and revenue and future content purchases are adjusted if results in the current period do not meet expectations but it impacts operating income in the short-term. Partially offsetting these product cost increases was a $23.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements;

◦
Increases in revenue share, payment card processing fees, customer service and support function costs directly attributable to our revenue and kiosk growth and certain costs incurred to service the kiosks under the transition services agreement with NCR;

◦
Benefiting the period was an $11.4 million reduction in a loss contingency accrual recorded during Q1 2013, of which $9.4 million had been previously expensed in 2012 as well as a 1.7 million reduction in studio related share based expenses primarily due to a larger change in our share price during the period, partially offset by a lower number of unvested shares on the last day of the calculation period;

◦
Direct operating expenses as a percent of revenue for 2013 were 70.4% as compared to 68.9% in the prior period. We expect to improve our financial performance by continuing to optimize our kiosk network, which will focus on either removing underperforming kiosks or redeploying them to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals.

•
$13.0 million increase in depreciation and amortization expenses primarily due to higher depreciation from the continued investment in our technology infrastructure, incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as the launch of Redbox Instant by Verizon;

•
$9.1 million increase in general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system and professional fees related to the sale of kiosks acquired in our NCR Asset Acquisition; and

•
$3.5 million increase in marketing costs due to initiatives to increase our revenue by improving consumer insight and data capabilities to offer a better consumer experience through personalized recommendations for the latest new releases, search engine marketing, growth in our SMS and text club messages due to an increase in our subscriber list, promotional email campaigns and social media, as well as our expansion into Canada.

Coinstar

	Three Months Ended				Nine Months Ended
Dollars in thousands, except average transaction size	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$79,611	$77,616	$1,995	2.6%	$219,520	$216,297	$3,223	1.5%
Expenses:
Direct operating	41,833	40,417	1,416	3.5%	119,290	116,650	2,640	2.3%
Marketing	1,352	1,072	280	26.1%	3,357	3,901	(544)	(13.9)%
Research and development	1,428	968	460	47.5%	5,107	3,156	1,951	61.8%
General and administrative	7,349	7,244	105	1.4%	20,077	19,629	448	2.3%
Segment operating income	27,649	27,915	(266)	(1.0)%	71,689	72,961	(1,272)	(1.7)%
Less: Depreciation and amortization	(8,539)	(10,968)	2,429	(22.1)%	(25,493)	(27,588)	2,095	(7.6)%
Operating income	$19,110	$16,947	$2,163	12.8%	$46,196	$45,373	$823	1.8%
Operating income as a percentage of revenue	24.0%	21.8%			21.0%	21.0%
Same store sales growth/(decline)	0.4%	(0.8)%			(0.1)%	0.4%
Ending number of kiosks	20,800	20,300	500	2.5%	20,800	20,300	500	2.5%
Total transactions	20,597	20,634	(37)	(0.2)%	57,651	58,167	(516)	(0.9)%
Average transaction size	$41.25	$39.10	$2.15	5.5%	$40.40	$38.60	$1.80	4.7%
2013 Events

•
In the first quarter of 2013, we began deploying kiosks to TD Canada Trust (“TDCT”) locations as part of a service provider contract to place over 360 kiosks at TDCT locations across Canada. We completed this rollout in the first week of April. Coin processing will be available to personal banking customers at no fee and to business customers and the general public at a competitive rate. We have been servicing coin counting kiosks in multiple financial institutions over the last eight years. The financial institution channel provides an opportunity to us as the majority of bank customers are already converting coins at the teller window. We bring an automated solution to financial institutions allowing reduced teller lines while enhancing the consumer experience.

•
In the first quarter of 2013, we began to rollout an offering with PayPal allowing consumers to access their PayPal accounts. We believe this offering allows us to leverage our existing Coinstar kiosk network to give consumers access to e-payment alternatives. As of September 30, 2013, over 3,750 kiosks were activated with our PayPal services.

•
Effective October 1, 2013, we implemented a price increase for all U. S. grocery retail locations for the coin voucher product taking the rate from 9.8% to 10.9% in order to offset increased operating costs such as revenue share payments to retailers, transportation, and processing expenses since the last price increase taken in February 2010. Starting in June 2012, we conducted extensive consumer survey research around price sensitivity with results demonstrating no meaningful reduction in volumes and accordingly, we made the decision to move forward with the price increase.

Comparing three months ended September 30, 2013 to three months ended September 30, 2012
Revenue increased $2.0 million, or 2.6%, primarily due to an increase in the average coin-to-voucher transaction size of 5.5% and an increase in the volume of non-cash voucher products by 0.6%. Revenue increased at a rate lower than the increase in transaction size due to variations in country and product mix, including growth in Canada driven by TDCT, which has a different revenue model than regular coin-to-voucher transactions. Same store sales were up slightly overall driven primarily by an increase in U.S. same store sales, offset by a decrease in Canada as same store sales continue to be down related to the Royal Canadian Mint’s penny reclamation efforts during the first quarter of 2013, resulting in no further penny accumulation. We expect that Canadian customers will take longer to accumulate coins because consumers no longer will be accumulating pennies.
Operating income increased $2.2 million, or 12.8%, primarily due to the following:

•	$2.0 million increase in revenue as described above;

•
$1.4 million increase in direct operating expenses primarily due to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contracts, as well as increased coin transportation and processing expenses;

•	$0.5 million increase in research and development expenses primarily due to an increase in hardware and software engineering efforts for our Coinstar and gift card exchange business kiosks; and

•	$0.3 million increase in marketing expenses primarily due to timing of advertising and spending to support our programs in the third quarter of 2013; partially offset by

•	$2.4 million decrease in depreciation and amortization expense primarily due to expensing certain internal use software in Q3 2012.
Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
Revenue increased $3.2 million, or 1.5%, primarily due to growth of U.S. same store sales and revenue from TDCT locations. The average coin-to-voucher transaction size continued to increase and the volume of non-cash voucher products increased by 0.7%. Revenue increased at a rate lower than the increase in transaction size due to variations in country and product mix, including growth in Canada driven by TDCT, which has a different revenue model than regular coin-to-voucher transactions. Same store sales grew in the U.S. driven by the fact that revenue from kiosks installed in 2011 was fully included in this year's same store sales measurement. This was slightly offset by reduced same store sales in Canada.
Operating income increased $0.8 million, or 1.8%, primarily due to the following:

•	$3.2 million increase in revenue as described above; and

•
$2.1 million decrease in depreciation and amortization expense due to expensing certain internal use software in nine months ended September 30, 2012 for $2.5 million, offset by lower machine disposal losses; and

•	$0.5 million decrease in marketing expenses primarily due to timing of advertising and spending to support our programs in 2013; partially offset by

•
$2.6 million increase in direct operating expenses primarily due to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher coin processing and transportation related expenses arising from higher revenue and incremental costs to outsource the transportation function in Canada in 2013, partially offset by lower expenses in our sales function; and

•	$2.0 million increase in research and development expenses primarily due to an increase in kiosk software and hardware engineering efforts for our Coinstar and gift card exchange business kiosks; and

•
$0.4 million increase in general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system.

New Ventures

	Three Months Ended				Nine Months Ended
Dollars in thousands	September 30,		Change		September 30,		Change
	2013	2012	$	%	2013	2012	$	%
Revenue	$16,048	$408	$15,640	3,833.3%	$18,617	$1,216	$17,401	1,431.0%
Expenses:
Direct operating	14,854	967	13,887	1,436.1%	21,643	2,914	18,729	642.7%
Marketing	1,149	731	418	57.2%	2,312	1,606	706	44.0%
Research and development	1,667	2,116	(449)	(21.2)%	6,089	6,550	(461)	(7.0)%
General and administrative	7,499	3,140	4,359	138.8%	15,625	8,461	7,164	84.7%
Segment operating loss	(9,121)	(6,546)	(2,575)	39.3%	(27,052)	(18,315)	(8,737)	47.7%
Less: depreciation and amortization	(5,424)	(43)	(5,381)	NM*	(8,808)	(65)	(8,743)	NM*
Operating loss	$(14,545)	$(6,589)	$(7,956)	120.7%	$(35,860)	$(18,380)	$(17,480)	95.1%
Ending number of kiosks	1,220	110	1,110	1,009.1%	1,220	110	1,110	1,009.1%
 * Not Meaningful
2013 Events

•
On July 23, 2013 we completed our acquisition of ecoATM (See Note 4: Business Combinations in our Notes to Consolidated Financial Statements). The impact of this acquisition on our New Ventures segment operating results is discussed below.

•
During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called Orango™. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value. As a result, during the first quarter of 2013, we recognized charges of $2.7 million in depreciation and other expense and other and $0.5 million in direct operating expense in our Consolidated Statements of Comprehensive Income. We ceased Orango™ operations during the second quarter of 2013 and during the third quarter of 2013 based on current information, we estimated the fair value less costs to sell utilizing a cash flow approach was zero and accelerated depreciation on the remaining carrying value of the assets of $2.6 million in order to fully depreciate the assets during the third quarter of 2013. Consequently, we recorded total charges of $2.6 million and $5.3 million for the three and nine months ended September 30, 2013, respectively to depreciation and other expense and $0.5 million to direct operating expense for the nine months ended September 30, 2013 in our Consolidated Statements of Comprehensive Income.

Comparing three months ended September 30, 2013 to three months ended September 30, 2012
Revenue increased $15.6 million primarily due to the acquisition of ecoATM and 305 additional non-ecoATM kiosks.
Operating loss increased $8.0 million, or 120.7%, primarily due to the following:

•
$13.9 million increase in direct operating expenses primarily due to the acquisition of ecoATM and costs associated with adding kiosks to the marketplace, additional headcount to support growth and additional sales volume;

•	$5.4 million increase in depreciation and amortization primarily due to the acquisition of ecoATM and the $2.6 million charge discussed above for Orango;

•	$4.4 million increase in general and administrative expenses primarily due to $4.0 million in transaction expenses related to the acquisition of ecoATM and additional headcount to support growth;

•	partially offset by $15.6 million increase in revenue as described above.

Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
Revenue increased $17.4 million primarily due to the acquisition of ecoATM and 305 additional non-ecoATM kiosks.
Operating loss increased $17.5 million, or 95.1%, primarily due to the following:

•
$18.7 million increase in direct operating expenses primarily due to the acquisition of ecoATM, costs associated with adding kiosks to the marketplace, additional sales volume from existing concepts, additional headcount to support growth and the $0.5 million charge for Orango™ noted above;

•	$8.7 million increase in depreciation and amortization primarily due to the $5.3 million charge noted above, the acquisition of ecoATM and an increase in kiosks across the segment;

•	$7.2 million increase in general and administrative expenses primarily due to $5.7 million in transaction expenses related to the acquisition of ecoATM and additional headcount to support growth; and

•	$0.7 million increase in marketing expense primarily due to spending initiatives to support business growth and the acquisition of ecoATM; partially offset by

•	$17.4 million increase in revenue as described above.

Income (Loss) from equity method investments
Comparing three months ended September 30, 2013 to three months ended September 30, 2012
Income from equity method investments was $57.9 million from a loss of $6.0 million, primarily due to a gain of $68.4 million on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value. See Note 4: Business Combinations in our Notes to Consolidated Financial Statements. Excluding the impact of the one time gain, we expect continued losses from our equity method investments for the fiscal year.
Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
Income from equity method investments increased to $41.3 million from $4.1 million, primarily due to a gain of $68.4 million on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value compared to a $19.5 million gain on a license grant to the Joint Venture. Excluding the impact of the one time gain, we expect continued losses from our equity method investments for the fiscal year.
Additional financial information about our equity method investments is provided in Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Interest Expense, Net

Dollars in thousands	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2013	2012	$	%	2013	2012	$	%
Cash interest expense	$7,304	$3,090	$4,214	136.4%	$17,716	$9,746	$7,970	81.8%
Non-cash interest expense	1,116	1,951	(835)	(42.8)%	4,669	4,662	7	0.2%
Loss from early retirement of debt	1	—	1	NM*	5,950	—	5,950	NM*
Interest income	(19)	(1,149)	1,130	(98.3)%	(2,382)	(3,375)	993	(29.4)%
Total interest expense, net	$8,402	$3,892	$4,510	115.9%	$25,953	$11,033	$14,920	135.2%
 *Not Meaningful
Interest expense, net increased $4.5 million, or 115.9%, during the third quarter periods primarily due to interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013, lower interest income primarily as a result of not recording interest income on our note receivable from Sigue (see Note 14: Fair Value in our Notes to Consolidated Financial Statements for more information) offset by lower non-cash interest expense as we retired or converted a portion of our convertible notes. Interest expense, net increased $14.9 million, or 135.2%, during the year to date 2013 periods, primarily due to losses from early extinguishment and conversion of our convertible notes, interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013 and lower interest income as a result of not recording interest income on our note receivable from Sigue (see Note 14: Fair Value in our Notes to Consolidated Financial Statements for more information) during the third quarter of 2013. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Income Tax Expense
Our effective tax rate was 13.5% and 35.4% for the three months ended September 30, 2013 and 2012, respectively, and 14.8% and 38.8% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate in 2012 was higher than the U.S. Federal statutory rate of 35% due primarily to state income taxes. Our effective tax rate in 2013 for the three and nine months ended September 30, 2013 was lower than the U.S. Federal statutory rate of 35% due primarily to a $68.4 million nontaxable gain related to the re-measurement of our  previously held equity interest in ecoATM and the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities.  The nontaxable gain decreased our effective tax rate by 25.0% and 13.4% for the three and nine months ended September 30, 2013  respectively.  The effective tax rate was also lower year-over-year due to a second quarter discrete one-time tax benefit of $17.8 million, which is net of a valuation allowance, realized from an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary.  This series of second quarter transactions decreased our effective tax rate by 10.0% for the nine months ended September 30, 2013. These tax benefits were partially offset by state income taxes.  See Note 16: Income Taxes in our Notes to Consolidated Financial Statements.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments include i) acquisition costs primarily related to the NCR Asset Acquisition and acquisition of ecoATM, ii) a gain on the grant of a license to use certain Redbox trademarks to Redbox Instant by Verizon, iii) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and includes the impacts of the gain on re-measurement of our previously held equity interest in ecoATM upon acquisition and iv) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results (“Non-Core Adjustments”).
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
A reconciliation of core adjusted EBITDA to net income, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
Dollars in thousands	2013	2012	$	%	2013	2012	$	%
Net income	$82,656	$36,774	$45,882	124.8%	$152,117	$127,345	$24,772	19.5%
Depreciation, amortization and other	55,441	52,489	2,952	5.6%	156,520	136,909	19,611	14.3%
Interest expense, net	8,402	3,892	4,510	115.9%	25,953	11,033	14,920	135.2%
Income taxes	12,893	20,161	(7,268)	(36.0)%	26,499	80,608	(54,109)	(67.1)%
Share-based payments expense(1)	2,774	(1,586)	4,360	(274.9)%	11,454	13,144	(1,690)	(12.9)%
Adjusted EBITDA	162,166	111,730	50,436	45.1%	372,543	369,039	3,504	0.9%
Non-core adjustments:
Acquisition costs	4,003	20	3,983	NM*	5,669	3,235	2,434	75.2%
Rights to receive cash issued in connection with the acquisition of ecoATM	2,300	—	2,300	NM*	2,300	—	2,300	NM*
Loss from equity method investments	10,442	6,021	4,421	73.4%	27,096	15,406	11,690	75.9%
Gain on previously held equity interest on ecoATM	(68,376)	—	(68,376)	NM*	(68,376)	—	(68,376)	NM*
Gain on formation of Redbox Instant by Verizon	—	—	—	—%	—	(19,500)	19,500	(100.0)%
Core adjusted EBITDA	$110,535	$117,771	$(7,236)	(6.1)%	$339,232	$368,180	$(28,948)	(7.9)%
 * Not Meaningful

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended September 30, 2013 to three months ended September 30, 2012
The decrease in our core adjusted EBITDA was primarily due to lower operating income in our Redbox segment and higher operating loss in our New Ventures segment. The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.
Comparing nine months ended September 30, 2013 to nine months ended September 30, 2012
The decrease in our core adjusted EBITDA was primarily due to decreased operating income in our Redbox segment and increased operating loss in our New Ventures segment partially offset by increased operating income in our Coinstar segment. The other components of core adjusted EBITDA have been discussed previously in the Results of Operations section above.

Core Diluted EPS
Our non-GAAP financial measure core diluted EPS is defined as diluted earnings per share excluding Non-Core Adjustments, net of applicable taxes.
A reconciliation of core diluted EPS to diluted EPS, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,				September 30,
	2013	2012	$	%	2013	2012	$	%
Diluted EPS	$2.95	$1.14	$1.81	158.8%	$5.32	$3.90	$1.42	36.4%
Non-core adjustments, net of tax:(1)
Acquisition costs	0.09	—	0.09		0.14	0.06	0.08	133.3%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.06	—	0.06		0.06	—	0.06
Loss from equity method investments	0.23	0.12	0.11	91.7%	0.58	0.29	0.29	100.0%
Gain on previously held equity interest on ecoATM	(2.36)	—	(2.36)		(2.32)	—	(2.32)
Gain on formation of Redbox Instant by Verizon	—	—	—		—	(0.37)	0.37	(100.0)%
Core diluted EPS	$0.97	$1.26	$(0.29)	(23.0)%	$3.78	$3.88	$(0.10)	(2.6)%
(1) Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
Free Cash Flow
Our non-GAAP financial measure free cash flow is defined as net cash provided by operating activities after capital expenditures. We believe free cash flow is an important non-GAAP measure as it provides additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our securities. A reconciliation of free cash flow to net cash provided by operating activities, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2013	2012	$	%	2013	2012	$	%
Net cash provided by operating activities	$61,727	$117,473	$(55,746)	(47.5)%	$132,391	$311,694	$(179,303)	(57.5)%
Purchase of property and equipment	(39,886)	(56,480)	16,594	(29.4)%	(108,616)	(133,181)	24,565	(18.4)%
Free cash flow	$21,841	$60,993	$(39,152)	(64.2)%	$23,775	$178,513	$(154,738)	(86.7)%
An analysis of our net cash from operating activities and used in investing and financing activities is provided below.

Liquidity and Capital Resources
We believe our existing cash, cash equivalents and amounts available to us under our current credit facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox, Coinstar or New Venture kiosks generate lower than anticipated revenue, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements, cash required to fund potential future acquisitions, investment or capital returns to shareholders such as through share repurchases. The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities decreased by $179.3 million primarily due to the following:

•	$24.8 million increase in net income to $152.1 million primarily due to a gain upon the re-measurement of our previously held equity interest upon the acquisition of ecoATM; offset by

•
A $92.8 million decrease in net non-cash expenses included in net income primarily due to the impacts of deferred taxes, the non-cash gain on our previously held equity interest in ecoATM and the loss from extinguishments of callable convertible debt;

•	A $111.3 million increased net cash outflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, accounts payable and other accrued liabilities.
Net Cash Used in Investing Activities
We used $367.7 million of net cash in our investing activities primarily due to the following:

•	$244.0 million for our purchase of ecoATM, net of cash and equivalents acquired;

•	$108.6 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our Enterprise Resource Planning implementation;

•	$28.0 million used for capital contributions to our Redbox Instant by Verizon Joint Venture; partially offset by

•	$12.9 million in proceeds received from the sale of property and equipment including the sale of NCR kiosks.
Net Cash from Financing Activities
We obtained $168.0 million of net cash from our financing activities primarily due to the following:

•	$343.8 million obtained in net proceeds from issuance of our senior unsecured notes;

•	$169.7 million used to retire a portion of our callable convertible debt;

•	$95.0 million used to repurchase our common stock;

•	$100.0 million in net borrowings under the revolving credit facility offset by $10.9 million in repayments on the term loan

•	$10.8 million used to pay capital lease obligations and other debt;

•	$7.8 million obtained from the exercise of stock options; and

•	$3.3 million in excess tax benefits related to share based payments.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of September 30, 2013, our cash and cash equivalent balance was $215.2 million, of which $85.1 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	September 30,	December 31,
Dollars in thousands	2013	2012
Senior unsecured notes	$350,000	$—
Revolving line of credit under credit facility	100,000	—
Term loan under credit facility	148,750	159,687
Convertible debt (outstanding face value)	53,705	184,983
Total debt	$652,455	$344,670
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

During the third quarter of 2013 we filed a registration statement in order to offer to exchange, up to $350 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes"), for the same principal amount of our currently outstanding 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes will generally be freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. We will issue the Exchange notes under the indenture governing the Original notes. The registration statement was declared effective on October 7, 2013. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.
Revolving Line of Credit and Term Loan
On July 15, 2011, we entered into a new credit facility (the “Credit Facility”), to replace our prior credit facility. The Credit Facility provides for a five-year, $175.0 million senior secured term loan and a $450.0 million senior secured revolving line of credit. Subject to additional commitments from lenders, we have the option to increase the aggregate facility size by $250.0 million. The term loan is subject to mandatory debt repayments and matures on July 15, 2016, at which time all outstanding borrowings are due. As of September 30, 2013, there was $100 million outstanding on the revolving line of credit. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of our equity interests in our subsidiaries. The Credit Facility contains certain financial covenants, ratios and tests. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $53.7 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of September 30, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of September 30, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the nine months ended September 30, 2013, we retired a combined 131,278 Convertible Notes or $131.3 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $169.7 million in cash and the issuance of 255,745 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $6.0 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments. As of September 30, 2013, we were in compliance with all debt covenants.
Letters of Credit
As of September 30, 2013, we had six irrevocable standby letters of credit that totaled $8.2 million. These standby letters of credit, which expire at various times through 2013, are used to collateralize certain obligations to third parties. As of September 30, 2013, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the nine months ended September 30, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating in our Consolidated Statements of Comprehensive Income.
As of September 30, 2013, based upon currently available information, we believe a loss contingency exists related to certain indemnification obligations we have previously undertaken.  No amount has been accrued for in our consolidated financial statements as a best estimate of the contingent loss cannot currently be made; however, our best estimate of the aggregate range of the potential loss is from zero to $10.4 million. We believe the likelihood of additional loss in excess of this range as of September 30, 2013 related to these obligations is remote. See Note 18: Subsequent Event in our Notes to Consolidated Financial Statements for more information.

CONTRACTUAL PAYMENT OBLIGATIONS
As of September 30, 2013, other than the following, and those included in our Forms 10-Q for the quarters ended March 31 and June 30, 2013, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2012 Form 10-K:

•	A reclassification on our Consolidated Balance Sheets of $51.6 million of callable convertible debt from long-term liabilities at December 31, 2012 to current liabilities at September 30, 2013.

•	An incremental purchase commitment of approximately $5.1 million associated with an outsourced customer service call center;

•
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Coinstar was to pay NCR the difference between such aggregate amount and $25.0 million. As of September 30, 2013, the remaining commitment is $19.0 million under this arrangement.

•	As of September 30, 2013, we had $100.0 million outstanding under our revolving line of credit.
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
In the second quarter of 2013, we updated our methodology for amortizing our Redbox content library. The amortization charges are still recorded on an accelerated basis and substantially all of the amortization expense is recognized within one year of purchase. Our updated methodology is more precise in the utilization of our rental curves, which incorporate thinning estimates, in amortizing content costs. We update our rental curves on a quarterly basis to better reflect changes in these rental curves prospectively. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
 PART II.    OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On August 23, 2013, plaintiff petitioned the Appellate Court for the Fifth District of Illinois for leave to appeal the denial of class certification.  Redbox filed its response on October 11, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in

Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Briefing of the appeal is scheduled to conclude with the filing of plaintiff’s reply brief on December 23, 2013. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2012 Form 10-K and our Form 10-Q for the period ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2013:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
7/1/13 - 7/31/13	110,077		$55.33	108,494	$322,771	(3)
8/1/13 - 8/31/13	301,408		$58.88	299,302	$316,959
9/1/13- 9/30/13	1,161		$51.85	—	$300,393
	412,646	(1)	$57.92	407,796	$300,411

(1)
Includes 4,850 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

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

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger, dated July 1, 2013, among Outerwall Inc., ecoATM, Inc. and Braeburn Acquisition Corporation. (1)

3.1	Restated Certificate of Incorporation, as amended.

3.2	Amended and Restated Bylaws. (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant's Form 8-K filed on July 24, 2013 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant's Form 8-K filed on July 2, 2013 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
October 24, 2013