Form 10-K
period 2013-12-31
OUTERWALL INC
filed 2014-02-06
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-22555
_______________________________________________________
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
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported in the NASDAQ Global Select Market System, was approximately $1.6 billion.
The number of shares outstanding of the registrant’s Common Stock as of February 3, 2014 was 25,402,526 shares.
_______________________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

OUTERWALL INC.
FORM 10-K

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should” or “will,” or the negative of such terms. Forward-looking statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under Item 1A. Risk Factors and elsewhere in this report, that may cause our, or our industry’s, actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. You should not place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law. Unless the context requires otherwise, the terms “Outerwall,” the “Company,” “we,” “us” and “our” refer to Outerwall Inc. and its subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We were incorporated in Delaware on October 12, 1993 and are a leading provider of automated retail solutions that offer convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. In 2013, we changed our name from Coinstar, Inc. to Outerwall Inc. Our core offerings in automated retail include our Redbox business, where consumers can rent or purchase movies and video games from self-service kiosks (“Redbox” segment), and our Coinstar business, where consumers can convert their coin to cash or stored value products at self-service coin counting kiosks (“Coinstar” segment). Our New Ventures business (“New Ventures” segment) is focused on identifying, evaluating, building or acquiring, and developing innovative self-service concepts in the marketplace.
Summary of Recent Divestitures and Acquisitions
The following is a summary of the acquisitions and divestitures that we made during the last five years:

Year		Transaction
2009	•	We increased our ownership percentage of Redbox from 51.0% to 100.0% in the first quarter.
	•	We sold our subsidiaries comprising our entertainment business in the third quarter.

2010	•	We sold our subsidiaries comprising our electronic payment business in the second quarter.

2011	•	We sold our subsidiaries comprising our money transfer business in the second quarter.

2012	•	We entered into a joint venture, Redbox InstantTM by Verizon, with Verizon Ventures IV LLC (“Verizon”) in the first quarter.
	•	We acquired NCR Corporation’s self-service entertainment DVD kiosk business in the second quarter.

2013	•	We sold certain kiosks previously acquired from NCR through the sale of a previously consolidated entity in the second quarter.
	•	We acquired ecoATM, Inc. ("ecoATM") in the third quarter.
	•	We reclassified four concepts previously included in our New Ventures operating segment as discontinued operations, Orango™, Rubi™, Crisp Market™, and Star Studio™, in the fourth quarter.
Additional information can be found in our Notes to Consolidated Financial Statements.
Business Segments
Redbox
Within our Redbox segment, we operate approximately 44,000 Redbox kiosks, in 36,400 locations, where consumers can rent or purchase movies and video games. Our Redbox kiosks are available in every U.S. state, Puerto Rico, and Canada, and are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walgreens, Walmart, Kroger and 7-Eleven. Our Redbox kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s) or video game(s). The process is designed to be fast, efficient and fully automated. We have also entered a joint venture, Redbox Instant by Verizon, to provide consumers a nationwide “over-the-top” video distribution service that offers rental of physical DVDs and Blu-ray Discs™ from our kiosks. Revenue attributable to the rental of DVDs and Blu-ray Discs is recorded within our Redbox segment. Redbox’s ownership interest in the joint venture is accounted for using the equity method of accounting. See Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.
Typically, the daily rental fee at a Redbox kiosk is a flat fee plus tax for each disc and, if the consumer chooses to keep the movie or video game for additional days, the consumer is charged for each additional day at the same daily rental fee. Our consumers can rent a movie or video game from one location and return their rental to any of our Redbox locations. Additionally, our consumers may reserve a movie or video game online or via a smart phone application and pick it up at the selected Redbox location.

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
Coinstar
Within our Coinstar segment, we own and operate approximately 20,900 coin-counting kiosks (approximately 17,400 of which offer a variety of stored value products to consumers) in 20,600 locations, where consumers feed loose change into the kiosks, which count the change and then dispense vouchers or, in some cases, issue stored value products, at the consumer’s election. We also have developed a limited number of kiosks that exchange gift cards for cash. Our Coinstar kiosks are available across the U.S., where they provide a convenient and trouble-free service to retailers such as Kroger and Walmart, and in Canada, Puerto Rico, Ireland and the United Kingdom. We are the only multi-national, fully automated network of self-service coin-counting kiosks and are the leader in the U.S. market.
We generate revenue through transaction fees from our consumers and product partners. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value product issued, the transaction fee normally charged to the consumer for the coin-counting services is charged instead to the stored value product issuer.
New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). We currently have kiosks in the marketplace that address the Electronics and Beauty & Consumer Packaged Goods consumer sectors. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. Subsequent to our acquisition of ecoATM in the third quarter of 2013, results from ecoATM are included within our New Ventures segment results. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements for more information.
We generate revenue primarily within our ecoATM concept through the sale of devices collected at our kiosks to third parties.
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Health sector through our investment in Solo-Health, Inc. and the Entertainment sector through our Redbox Instant by Verizon joint venture. See Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and Note 3: Business Combinations for our acquisition of ecoATM, one of our strategic investments.
Seasonality
We have historically experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months, while September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. However, we have entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of titles affected by the delayed rental windows relative to historic patterns. Seasonal effects, however, may be minimized by the actual release slate and the relative attractiveness of movie titles in a particular quarter or year. Our Coinstar segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months.
Employees
As of December 31, 2013, we had approximately 2,900 employees. Included in this total were approximately 1,950 field service employees throughout the U.S. and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers and service our kiosks. See Note 11: Restructuring in our Notes to Consolidated Financial Statements for more information on certain workforce reductions across the Company during the fourth quarter of 2013.

Additional Business Information
See Note 16: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements as well as Item 1A. Risk Factors for additional information related to our segments, intellectual property, competition, limited or sole source suppliers, content, and geographic and significant business relationship information, which information is incorporated herein by reference.
Where You Can Get More Information
We meet information-reporting requirements of the Securities and Exchange Act of 1934 by filing and furnishing to the Securities and Exchange Commission (“SEC”) reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. These reports and related materials are available at the SEC website, www.sec.gov, and the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We make these reports and related materials available, as soon as reasonably practicable after we electronically deliver such materials to the SEC, free of charge on the Investor Relations section of our website, www.outerwall.com.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks or uncertainties actually occurs, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.
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
Our Coinstar business faces competition from supermarkets, banks and other companies that purchase and operate coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting kiosks with competitor machines and operate such kiosks themselves or through a third party, or not carry coin-counting kiosks at all deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.
Our ecoATM business faces competition from companies whose primary business consists of the purchase of used electronics, including online retailers and web sites such as Gazelle, as well as brick and mortar stores which buy back used electronics. The business also faces competition from companies in other businesses who also have buyback programs, such as GameStop, Best Buy, Target, Apple, AT&T, Verizon and Sprint. These competitors may have significantly more resources than we do or offer their customers a higher price than we do for the same item. Both the proliferation of such programs and the perceived value to consumers provided by such programs could materially and adversely affect our business and results of operations.
In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our kiosks could be significantly reduced. See the risk factor below entitled, “Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.”
There are many risks related to our Redbox business that may negatively impact our business.
The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our infrastructure of Redbox kiosks in the U.S. and Canada. The home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and demand for physical distribution of movies will likely decrease over the long-term. If it does, our business, operating results and financial condition could be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

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
The success of our business depends in large part on our ability to maintain contractual relationships with our partners in profitable locations. Certain contract provisions with our partners vary, including product and service offerings, the service fees we are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. For Redbox and Coinstar, we typically enter multi-year kiosk installation agreements that automatically renew until we or the retailer gives notice of termination. Our typical ecoATM agreements with mall operators allow the operators to terminate for convenience with minimal notice. We strive to provide direct and indirect benefits to our partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.
We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 15.3%, 14.6%, and 10.0%, of our consolidated revenue from continuing operations, respectively, during 2013. In addition, our ecoATM business is largely concentrated within the largest mall operators in the United States. Although we have had, and expect to continue to have, a successful relationship with these partners, changes to these relationships will continue to occur both in the long and short-term, some of which could adversely affect our business and reputation. For example, our Coinstar and Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.
Our business also depends on our ability to obtain adequate content from movie studios and video game publishers. We have entered into licensing agreements with certain studios to provide delivery of their DVDs by the “street date,” the first date on which DVD releases are available to the general public for home entertainment purposes on either a rental or sell-through basis. In addition, we have licensing arrangements with other studios that make DVDs available for rent 28 days after the street date. If we are unable to maintain or renew our current relationships to obtain movie or video game content on acceptable terms, our business, financial condition and results of operations may suffer.
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
However, in recent years, certain movie studios have changed or are changing and other movie studios could change their practices, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including making video-on-demand or other digital delivery methods available prior to or simultaneous with the physical DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and certain movies have been made available via premium video-on-demand while they are still in theaters. Further, some studios have implemented restrictions on renting DVDs for weeks following the initial release of the same title for purchase. For example, Redbox has entered into arrangements with certain studios that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. In addition, studios may seek to impose longer delays, or studios that currently provide content on street date may seek similar delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations. For example, we believe that the 28-day delayed rental window of certain of our DVD titles during the holiday season negatively impacted our fourth quarter 2010 rental and financial results.
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
Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income. For example, in October 2013, we increased the typical coin-counting transaction fee from 9.8% to 10.9%, and in October 2011, we increased the daily rental fee for standard definition DVDs from $1.00 to $1.20. In the future, other fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.
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
In order to increase our kiosk installations, we need to attract new partners, broaden relationships with current partners, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as Coinstar kiosks in banks and credit unions and ecoATM kiosks in shopping malls. We may be unable to attract retailers or drive down costs relating to the manufacture, installation or servicing of our kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future financial performance could be adversely affected.
Our future operating results may fluctuate.
Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our Redbox and Coinstar kiosks, our ability to develop and commercialize new products and services, such as ecoATM, and the costs incurred to do so, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including fluctuations in revenue generated by and operating expenses incurred by our different lines of business, and fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, and the level of DVD migration between kiosks.
If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition and results of operations.
We have experienced substantial growth in our business, particularly due to the expansion of Redbox, and more recently, the acquisition of ecoATM. This growth has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, as appropriate, and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox and ecoATM operations have remained primarily in Oakbrook Terrace, Illinois and San Diego, California, respectively, while Outerwall’s corporate headquarters and Coinstar operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to provide popular and reliable product and service levels, including for our New Ventures, for our consumers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly-skilled personnel.
Although we believe that the total addressable market for automated kiosks is large, we cannot be certain about its size, the most effective plan for locating kiosks, or the optimum market density. Because the kiosk market and our business model are continually evolving, we have incomplete data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations, and we cannot be certain that historical revenue ramps for new kiosks will be sustainable in the future.
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
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through our New Ventures segment, however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our acquisition of ecoATM, or we may seek to grow businesses organically, such as our SAMPLEitTM product sampling kiosk venture, or we may seek to offer new products on our current kiosks, such as new Coin-to-Commerce products on our Coinstar kiosk. We may enter into joint ventures, such as Redbox Instant by Verizon, through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions for an automated retail environment, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.
Our investment in Redbox Instant by Verizon may not be successful, and may limit our ability to provide or participate in other “over-the-top” video distribution services in the United States.
We have a minority ownership interest in Redbox Instant by Verizon, a joint venture with Verizon Communications to provide “over-the-top” video distribution services that also offers rental of physical DVDs and Blu-ray Discs from our kiosks. As of December 31, 2013, we have invested $52.5 million in cash in the joint venture and granted it a license to use certain Redbox trademarks. We could be requested to make substantial additional cash contributions to the joint venture, but we do not control the timing or amount of such requested capital contributions. Under the joint venture agreement, if we do not contribute our pro rata portion of the first $450.0 million in requested capital contributions, our ownership interest in the joint venture could be diluted and we could lose certain contractual rights in the joint venture, such as the right to veto certain material decisions by the joint venture. As long as we fund our pro rata portion of the first $450.0 million in capital contributions, our ownership interest in the joint venture cannot be diluted below a floor of 10% if the joint venture makes additional capital requests and we are not able to fund our pro rata portion of such requests. In addition, each of our Credit Facility (as defined hereafter) and the indenture governing the 6.000% Senior Unsecured Notes due 2019 (the "Senior Notes") restricts our ability to make investments in the joint venture above certain thresholds. Under the joint venture agreement, we have also agreed to certain restrictions on our ability in the United States to participate in the marketing or operation of an “over-the-top” video distribution service, or to provide physical DVD or Blu-Ray disc rental services in connection with certain other video services. These restrictions may substantially limit our ability to participate in the digital video distribution market except through the joint venture, which we do not control. In addition, Verizon has certain rights to acquire our ownership interest in the joint venture following February 3, 2019, or in limited circumstances, following February 3, 2017. These exclusivity provisions and rights in favor of Verizon could leave us without an interest in an “over the top” video distribution business in the future. Further, the joint venture agreement contains certain restrictions on the transfer or encumbrance of our ownership interest in the joint venture, including not generally being able to sell or transfer our interest to an unaffiliated third party before February 3, 2017. After February 3, 2017, we are permitted to transfer our ownership interest in the joint venture only under certain circumstances. These transfer restrictions as well other restrictions, including those discussed above, could substantially reduce the value of our ownership interest in the joint venture as well as negatively affect our ability to run our business.
Redbox Instant by Verizon faces competition from many other providers, such as Netflix and Amazon, who may have more experience, greater or more appealing inventory, better financing, or better relationships with those in the industry. If consumers do not find the Redbox Instant by Verizon offering compelling, the joint venture may not be successful, which could materially and adversely affect our business.
Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.
As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in 2012, we entered into a joint venture to launch Redbox Instant by Verizon and in July 2013 we acquired ecoATM. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. For example, Redbox Instant by Verizon may take action contrary to our interests, although we may nonetheless be called to invest additional sums. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

•
entrance into markets in which we have no direct prior experience, such as the digital market through our joint venture, Redbox Instant by Verizon, and where we face competition from many other companies, including those having more experience, better financing, or better relationships with others in the industry, than we have;

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
As of December 31, 2013, we have total outstanding debt, including capital leases, of approximately $766.9 million. Our level of indebtedness could have important consequences for you, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•
limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, share repurchases, acquisitions and general corporate or other purposes;

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
Our ability to make payments on our indebtedness, including without limitation any payments required to be made under our Credit Facility or to holders of the Senior Notes or our 4.00% Convertible Senior Notes due 2014 (the “Convertible Notes”), and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Further, if a fundamental change occurs under the indenture governing the Convertible Notes, holders of the Convertible Notes may require us to repurchase, for cash, all or a portion of their Convertible Notes. In addition, upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Convertible Notes by a holder, we will be required to make cash payments of up to $1,000 for each $1,000 in principal amount of such Convertible Notes at the option of each holder because the closing sale price of our common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of such quarter exceeded 130% of the applicable conversion price. Depending on the amount and timing of the payment requirements, we may not be able to meet all of the obligations relating to Convertible Note payment requirements, which could have a material adverse effect.
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
Changes in our effective income tax rate and cash taxes paid could adversely affect our profitability and cash flows.
Our effective income tax rate and cash taxes paid are influenced by a number of factors, including changes in tax law, interpretation of existing laws, transactions incurred during the period, the utilization or expiration of net operating loss carryforwards, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate and cash taxes paid, which could adversely affect our profitability and cash flows. For example, although we paid only $9.2 million in cash taxes in fiscal year 2012 due in part to the utilization of net operating loss carryforwards, we exhausted the majority of our net operating loss carryforwards in fiscal year 2013, and paid $56.0 million in cash taxes in fiscal year 2013. We expect our effective tax rate to be higher in fiscal year 2014 than in fiscal year 2013. If we continue to be profitable, we expect our cash tax obligations in fiscal 2014 and future periods to continue to be significant. In addition, the expansion of our operations outside of the United States may cause greater volatility in our effective tax rate.
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
We currently have Redbox operations in Canada and Coinstar operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of kiosks internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.
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
Failure to adequately comply with information security policies, standards or legal requirements or to safeguard against breaches of such could adversely affect our operations and could damage our business, reputation, financial position and results of operations.
As our business expands to provide new products and services, such as Redbox Instant by Verizon, ecoATM kiosks, and Coinstar's gift card exchange business, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.
Our business involves the movement of large sums of money, and, as a result, our business is particularly dependent on our ability to process and settle transactions accurately and efficiently.
Our business involves the movement of large sums of money. Our Coinstar business requires the effective transfer of large sums of money between many different locations. Because we are responsible for large sums of money that often are substantially greater than the revenues generated, the success of our business particularly depends upon the efficient, secure, and error-free handling of the money. We rely on the ability of our employees and our operating systems and network to process these transactions in an efficient, uninterrupted and error-free manner. In the event of a breakdown, catastrophic event, security breach, improper operation or any other event impacting our systems or network or our vendors’ systems or processes, or improper or other actions taken by employees, or third party vendors, we could suffer financial loss, loss of consumers, regulatory sanctions and damage to our reputation.
We may be unable to adequately protect our intellectual property or enforce our patents and other proprietary rights.
Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We have over 100 United States and international patents, for example, patents regarding kiosk security and inventory management related to our Redbox business, and patents regarding kiosk networking, fraud avoidance and voucher authentication related to our Coinstar business. We also have additional patents and patent applications pending in the United States and several foreign jurisdictions related to our New Venture kiosk technologies. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our businesses.
Our patents may not be held valid if challenged, our patent applications may not be issued, and other parties may claim rights in or ownership of our patents and other proprietary rights. Since many patent applications in the United States are not publicly disclosed until 18 months after the patent has been applied for, others may have filed applications, which, if issued as patents, could cover our products or technology. Patents issued to us may be circumvented or fail to provide adequate protection of our technologies. Our competitors might independently develop or patent technologies that are substantially equivalent or superior to our technologies. Further, since patent terms are limited, other parties may begin practicing our patented technologies when our related patents expire. For example, certain United States patent rights based on an early patent application primarily relating to our coin-counting business expired in September 2012.
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
Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, secondhand dealers, vehicle safety, charitable fundraising, the transfer of money or things of value, coins, currency controls, weights and measures, payment cards and other payment instruments, food and beverages, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.
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
ecoATM is subject to secondhand dealer laws that regulate the purchase of used goods, such as the phones it purchases from consumers. Such laws contain requirements, or laws may be amended or enacted to create requirements, with which we cannot comply, thus requiring us to cease operations in certain jurisdictions. Moreover, a few legislatures have in the past enacted secondhand dealer laws which directly target our ecoATM business, or potentially Coinstar's gift card exchange business, and restrict or prohibit us from operating. If additional similar laws are enacted at either the state or local level, our ability to operate may be adversely impacted, thereby damaging our business and results of operations.
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
In recent years, we have experienced significant changes in our senior management team, including our CEO and CFO succession in 2013. Further changes in senior management could result in disruptions to our operations. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
Our stock price has been, and may continue to be, volatile.
Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2013, the closing price of our common stock ranged from $46.29 to $68.99 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier, distributor, or other third-party relationships;

•	trends and fluctuations in the use of our different lines of business;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	share repurchases;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	the level of demand for our stock, including the amount of short interest in our stock;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and;

•	industry developments.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in three office buildings, totaling 118,712 square feet under three leases, two of which expire

December 31, 2019, and the third will expire December 31, 2017. Our Coinstar and New Ventures segments each use part of this space.
Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 238,245 square feet, and these premises are under a lease that expires on July 31, 2021. Our Redbox and New Ventures segments each use part of this space.
Our ecoATM business has offices in San Diego, California. These offices consist of an administrative facility and a temporary facility supporting administration, customer service and inventory processing. We also lease an unoccupied facility that will be renovated and will serve as a multi-purpose central location for the ecoATM business. The ecoATM offices currently occupy 93,597 square feet, and the two occupied buildings are under a lease that expires in 2015 and the multi-purpose facility is under lease through 2023.
ITEM 3. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Pursuant to Seventh Circuit Rule 33, the case was referred for a Prehearing Conference, and briefing of the appeal is suspended pending further court order. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of

California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court's decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. The matter is fully briefed, and oral argument occurred on January 8, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Stock Prices
Our common stock is traded on the NASDAQ Global Select Market under the symbol “OUTR.” The following table sets forth the high and low sale prices per share as reported by the NASDAQ Global Select Market for our common stock for each quarter during the last two fiscal years. The quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

2013	High	Low
Quarter 1	$59.16	$46.83
Quarter 2	61.29	50.70
Quarter 3	65.60	46.25
Quarter 4	72.09	49.97

2012	High	Low
Quarter 1	$64.85	$40.68
Quarter 2	69.74	56.27
Quarter 3	71.82	43.73
Quarter 4	54.16	40.50
The approximate number of holders of record of our common stock at February 3, 2014 was 87.
Dividends
We have never declared or paid any cash dividends on our common stock. The payment of future dividends, if any, is reviewed periodically by Outerwall's directors and management and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other conditions and factors, including prospects.

Repurchases of Common Stock
Since 2010, our Board of Directors has on several occasions authorized programs for the Company to repurchase our common stock. In January 2013, our Board of Directors authorized additional repurchases of up to $250.0 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Outerwall common stock authorized is repurchased, the Board of Directors determines to discontinue or otherwise modify the share repurchase program.
As of December 31, 2013, we were authorized to repurchase up to $201.3 million of our common stock under our share repurchase programs. Repurchased shares become a part of treasury stock.
The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2013:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
10/1/13 - 10/31/13	2,000		$63.94	—	$300,411
11/1/13 - 11/30/13	757,166		$66.06	756,356	$200,769	(4)
12/1/13 - 12/31/13	757,335		$66.06	757,335	$201,170	(4)
	1,516,501	(1)		1,513,691	$201,291

(1)
Includes 2,810 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Includes shares from our Discounted Share Buyback Agreement as described in Note 9: Repurchases of Common Stock in our Notes to Consolidated Financial Statements

(3)	Dollars in thousands

(4)
The maximum dollar value of shares was reduced at the time of our $100.0 million prepayment under the Discounted Stock Buyback Agreement. The shares are included in the total number of shares repurchased amounts in the time period of delivery of the shares to us.

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
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

(In thousands, except per share data)	Years Ended December 31,
Statement of Comprehensive Income Data	2013	2012	2011	2010	2009
Revenue	$2,306,601	$2,199,884	$1,844,046	$1,435,721	$1,032,028
Operating income	$260,968	$279,405	$223,014	$153,064	$106,963
Income from continuing operations	$208,091	$160,452	$122,934	$71,964	$45,066
Loss from discontinued operations, net of tax(1)	(33,299)	(10,222)	(19,051)	(20,956)	(4,909)
Net income	174,792	150,230	103,883	51,008	40,157
Net income (loss) attributable to non-controlling interests(2)	—	—	—	—	(3,627)
Net income attributable to Outerwall Inc.	$174,792	$150,230	$103,883	$51,008	$36,530
Basic earnings per share from continuing operations attributable to Outerwall Inc.	$7.65	$5.30	$4.02	$2.30	$1.37
Basic loss per share from discontinued operations attributable to Outerwall Inc.	(1.23)	(0.34)	(0.62)	(0.67)	(0.16)
Basic earnings per share attributable to Outerwall Inc.	$6.42	$4.96	$3.40	$1.63	$1.21
Diluted earnings per share from continuing operations attributable to Outerwall Inc.	$7.33	$4.99	$3.86	$2.22	$1.36
Diluted loss per share from discontinued operations attributable to Outerwall Inc.	(1.17)	(0.32)	(0.60)	(0.65)	(0.16)
Diluted earnings per share attributable to Outerwall Inc.	$6.16	$4.67	$3.26	$1.57	$1.20
Shares used in basic per share calculations	27,216	30,305	30,520	31,268	30,152
Shares used in diluted per share calculations	28,381	32,174	31,869	32,397	30,514
	As of December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$371,437	$282,894	$341,855	$183,416	$145,857
Total assets	1,896,700	1,561,725	1,450,837	1,265,598	1,205,686
Total debt, capital lease obligations and other	790,609	385,760	397,099	377,321	468,755
Common stock	482,481	504,881	481,249	434,169	406,333
Total stockholders’ equity	518,689	549,088	513,902	426,009	395,278

(1)	Discontinued operations for all periods presented includes the results of operations from:

◦	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in June 2011;

◦	our E-Payment Business, which was sold in the second quarter of 2010; and

◦	our Entertainment Business, which was sold in the third quarter of 2009.

◦	four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio which were discontinued during 2013.

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
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Collectively our business segments and strategic investments operate within five consumer sectors: Entertainment, Money, Beauty & Consumer Packaged Goods, Health and Electronics.
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 65,800 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
Core Offerings
We have two core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash, convert coins and paper bills to stored value products and exchange gift cards for cash.

New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). Self-service kiosk concepts we are currently exploring in the marketplace represent the Electronics and Beauty & Consumer Packaged Goods consumer sectors. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. Subsequent to our acquisition of ecoATM in the third quarter of 2013, results from ecoATM are now included within our New Ventures segment results. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements for more information.
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Health sector with our investment in Solo-Health, Inc. and the Entertainment sector through our Redbox Instant by Verizon joint venture. See Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and Note 3: Business Combinations for our acquisition of ecoATM, one of our prior strategic investments.
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

•
Leverage our existing platforms to drive new revenue opportunities. We believe that our extensive Redbox and Coinstar networks lend themselves to additional revenue opportunities with limited incremental investments. At Redbox, we launched video game rentals which leverage our existing kiosk infrastructure. In the Coinstar business we have expanded fee-free options, launched a gift card exchange business and introduced other offerings such as with PayPal®. We will continue to develop consumer oriented products and services that take advantage of our existing points of presence.

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

•
Use our expertise to continue to develop innovative automated retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We are leveraging those core competencies to identify, evaluate, build or acquire and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we acquired ecoATM, one of our previous strategic investments, which provides an automated self-service kiosk system where we purchase used mobile phones, tablets and MP3 players for cash.

Recent Events
Q4 2013 Events

•
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the restructuring plan, we discontinued three concepts; Rubi, Crisp Market and Star Studio, which were previously included in our New Ventures operating segment. Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company. The closure of the three concepts and the workforce reductions are expected to be substantially complete by the end of the first quarter of 2014. In addition to the three concepts discontinued during the fourth quarter, we discontinued our concept Orango during the second quarter of 2013. The results of these four discontinued concepts and associated impairment and restructuring charges were recorded within loss from discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations and Sale of Business and Note 11: Restructuring in our Notes to Consolidated Financial Statements for further information.

•
During the fourth quarter of 2013, we entered into the Supplement and Amendment to the Second Amended and Restated Credit Agreement (the "Supplement and Amendment") which amended our Previous Facility (as defined hereafter). Pursuant to the Supplement and Amendment, we increased capacity under the revolving line of credit to an aggregate $600.0 million and entered into an additional term facility in the amount of $200.0 million. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•
During the year ended December 31, 2013, we retired $133.8 million in principal of our Convertible Senior Notes. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

•
During the year ended December 31, 2013, we repurchased 3,306,433 shares of our common stock for $195.0 million. See Note 9: Repurchases of Common Stock in our Notes to Consolidated Financial Statements.

Q3 2013 Events

•
On July 23, 2013, we completed the acquisition of ecoATM for total consideration transferred of $264.3 million and revalued our previously held 23.0% equity interest at $76.4 million resulting in a gain of $68.4 million which is included in Other income in our Consolidated Statements of Comprehensive Income. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements.

Q2 2013 Events

•
During the second quarter of 2013, we finalized our preliminary purchase price allocation for our NCR Asset Acquisition. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements.

•
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR through the sale of a previously consolidated entity for $11.8 million. See Note 4: Property and Equipment and Note 12: Income Taxes From Continuing Operations in our Notes to Consolidated Financial Statements.

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

Subsequent Events

•
During January 2014, we repurchased 736,000 shares of our common stock with an average price of $67.93 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions (the “10b5-1 Plan”). The shares repurchased under the 10b5-1 Plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board. See Note 21: Subsequent Events in our Notes to Consolidated Financial Statements.

•
On January 30, 2014, Outerwall’s Board of Directors authorized additional common stock repurchases of up to $500.0 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees, bringing the total available for repurchases as of February 3, 2014 to approximately $650.0 million, inclusive of the impact of the 10b5-1 Plan repurchases. In connection with this increased authorization, the Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares. We expect to launch with a price range based on a 5% to 20% premium over the last reported sale price on February 6, 2014. Repurchases under the tender offer would come from this existing repurchase authorization. See Note 21: Subsequent Events in our Notes to Consolidated Financial Statements.

Results of Operations

Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands, except per share amounts	2013	2012	2011	$	%	$	%
Revenue	$2,306,601	$2,199,884	$1,844,046	$106,717	4.9%	$355,838	19.3%
Operating income	$260,968	$279,405	$223,014	$(18,437)	(6.6)%	$56,391	25.3%
Income from continuing operations	$208,091	$160,452	$122,934	$47,639	29.7%	$37,518	30.5%
Diluted earnings per share from continuing operations	$7.33	$4.99	$3.86	$2.34	46.9%	$1.13	29.3%
Comparing 2013 to 2012
Revenue increased $106.7 million, or 4.9%, primarily due to:

•
$65.8 million increase from our Redbox segment, $141.7 million from new kiosk installations including the acquisition and replacement of NCR kiosks, offset by a $75.9 million decrease from a decline in same store sales due primarily to a considerably weaker start to first quarter’s release schedule;

•	$31.5 million increase from our New Ventures segment primarily due to the acquisition of ecoATM;

•
$9.5 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales as a result of the price increase implemented across all grocery locations in the U.S. in Q4 2013 and revenue from TD Canada Trust locations.

Operating income decreased $18.4 million, or 6.6%, primarily due to:

•
Increased operating loss within our New Ventures segment for 2013 which includes only the continuing operations related to our ecoATM and SAMPLEit concepts. Our New Ventures segment revenue and expense growth during 2013 was primarily attributable to the results of ecoATM being included within New Ventures upon its acquisition. We expect both revenues and expenses from ecoATM to increase as that business continues grow. During 2013, we discontinued four New Venture concepts, Orango, Rubi, Crisp Market, and Star Studio. The results of these discontinued concepts and associated impairment and restructuring charges were recorded within loss from discontinued operations, net of tax;

•
Increased share based expense not allocated to our segments primarily as a result of $8.7 million in expense associated with rights to receive cash issued as a part of the acquisition of ecoATM; offset partially by

•	Stable operating income in our Redbox segment where revenue growth was offset by:

◦	Increased product costs included in direct operating expenses due to higher content purchases attributable to:

▪	A 19.0% increase in theatrical titles in 2013 driven largely by a weaker release schedule in the third quarter of 2012 due to the Summer Olympics;

▪
Content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to the January through October 2012 period when we were procuring Warner content through alternative sources;

▪	Increased Blu-ray content purchases as we continue to grow this format; partially offset by

▪
A $31.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements, as well as a weaker release schedule in Q4 2013, down 21.0% from a year ago;

◦
Increases in other direct operating expenses including revenue share, payment card processing fees, customer service and support function costs directly attributable to our revenue and kiosk growth and certain costs incurred to service the kiosks that were under the transition services agreement with NCR, offsetting this was a benefit from an $11.4 million reduction in a loss contingency accrual recorded during Q1 2013, of which $11.4 million had been previously expensed in 2012;

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

•	Increased operating income in our Coinstar segment primarily attributable to revenue growth.
Income from continuing operations increased $47.6 million, or 29.7%, primarily due to:

•	A gain of $68.4 million on the re-measurement of our previously held equity interest in ecoATM during 2013;

•
Lower income tax expenses due to lower pretax income and a lower effective tax rate driven primarily by a tax benefit of $24.3 million related to the non-taxable gain upon the acquisition of ecoATM noted above, a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, related to outside tax basis from a restructuring and sale of a subsidiary and a $16.7 million discrete one-time tax benefit related to the recognition of an outside basis difference in a subsidiary; partially offset by

•	Lower operating income as described above;

•	A $19.5 million gain on a license grant to the Joint Venture during 2012 which did not recur in 2013;

•	Increased interest expense primarily due to the $350.0 million in Senior Notes we issued on March 12, 2013 and loss from early extinguishment or conversion of debt.
Comparing 2012 to 2011
Revenue increased $355.8 million, or 19.3%, primarily due to same store sales growth and new kiosk installations in our Redbox segment as well as new kiosk installations and an increased number of transactions and average transaction size in our Coinstar segment.
Operating income increased $56.4 million, or 25.3%, primarily due to our Redbox segment, where revenue growth was partially offset by increased content costs, revenue share and processing fees, general and administrative expenses, and depreciation and amortization. The increase in operating income in our Redbox segment was partially offset by a decline in operating income in our Coinstar segment and an increased operating loss in our New Ventures segment. The operating income as a percentage of revenue for our Redbox segment was 12.5% in 2012 as compared with 10.9% in 2011; the increase was primarily driven by the price increase for our standard definition DVDs effective during the fourth quarter of 2011 and all of 2012.
Income from continuing operations increased $37.5 million, or 30.5%, primarily due to the following:

•	Higher operating income in our Redbox segment;

•	Lower interest expense due to a lower interest rate on our Credit Facility; and

•	A $19.5 million gain on a license grant to the Joint Venture during 2012; partially offset by

•	Increased income tax expense primarily due to higher pretax income;

•	Lower operating income in our Coinstar segment and higher operating loss in our New Ventures segment; and

•	Increased loss from equity method investments.
For additional information refer to our Segment Results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Share-Based Payments and Rights to Receive Cash
Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and grant restricted stock to our employees. In connection with our acquisition of ecoATM, we also granted certain rights to receive cash. We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expenses associated with share-

based compensation to our executives, non-employee directors, employees and related to the rights to receive cash issued in connection with our acquisition of ecoATM are part of our shared services support function and are not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands	2013	2012	2011	$	%	$	%
Direct operating	$3,636	$863	473	$2,773	321.3%	$390	82.5%
Marketing	1,559	66	50	1,493	NM*	16	32.0%
Research and development	1,375	334	318	1,041	311.7%	16	5.0%
General and administrative	14,164	11,984	9,139	2,180	18.2%	2,845	31.1%
Total	$20,734	$13,247	$9,980	$7,487	56.5%	$3,267	32.7%

*	Not Meaningful
Unallocated share-based compensation and rights to receive cash expense increased $7.5 million, or 56.5% and increased $3.3 million, or 32.7% during the years ended December 31, 2013 and 2012 respectively, due to changes in the fair value of restricted stock awards granted and $8.7 million in expense associated with the issuance of rights to receive cash in connection with our acquisition of ecoATM. See Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.
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
Revenue
Our Redbox segment generates revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Our Coinstar segment generates revenue primarily through transaction fees from our consumers and product partners and we pay retailers a percentage of our revenue. Our New Ventures segment generates revenue primarily through sales of devices collected at our ecoATM kiosks to third parties.

Our segment operating expenses include the following categories:
Direct Operating
Direct operating expenses consist primarily of (1) amortization of our content library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin processing expenses, (4) field operations support, and (5) cost to acquire devices that are resold to third parties through our ecoATM business. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.
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
Detailed financial information about our business segments, including geographic financial information and significant customer relationships is provided in Note 16: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands, except net revenue per rental amounts	2013	2012	2011	$	%	$	%
Revenue	$1,974,531	$1,908,773	$1,561,598	$65,758	3.4%	$347,175	22.2%
Expenses:
Direct operating	1,383,646	1,340,899	1,134,167	42,747	3.2%	206,732	18.2%
Marketing	23,010	20,497	22,041	2,513	12.3%	(1,544)	(7.0)%
Research and development	78	739	74	(661)	(89.4)%	665	NM**
General and administrative	166,117	159,885	120,384	6,232	3.9%	39,501	32.8%
Segment operating income	401,680	386,753	284,932	14,927	3.9%	101,821	35.7%
Less: depreciation and amortization	(162,637)	(148,068)	(115,430)	(14,569)	9.8%	(32,638)	28.3%
Operating income	$239,043	$238,685	$169,502	$358	0.1%	$69,183	40.8%
Operating income as a percentage of revenue	12.1%	12.5%	10.9%
Same store sales growth (decline)	(4.1)%	10.2%	18.3%
Effect on change in revenue from same store sales growth (decline)	$(75,855)	$157,711	$206,512	$(233,566)	(148.1)%	$(48,801)	(23.6)%
Ending number of kiosks*	44,000	43,700	35,400	300	0.7%	8,300	23.4%
Total rentals (in thousands)*	775,742	739,761	686,006	35,981	4.9%	53,755	7.8%
Net revenue per rental	$2.54	$2.55	$2.28	$(0.01)	(0.4)%	$0.27	11.8%

*
Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition which occurred on June 22, 2012. We acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and during the first and second quarters of 2013, we removed but did not replace all remaining kiosks acquired. During the years ended December 31, 2013 and 2012, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.7 million from 0.8 million rentals and $22.0 million from 7.4 million rentals, respectively.

**	Not Meaningful

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

•
During the second quarter of 2013, we updated our methodology for amortizing our Redbox content library which resulted in a $21.7 million reduction in Redbox direct operating expenses. For the year ended December 31, 2013, the cumulative benefit was a $31.8 million reduction in Redbox direct operating expenses. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

Comparing 2013 to 2012
Revenue increased $65.8 million, or 3.4%, primarily due to the following:

•
$139.0 million from new kiosk installations that were primarily installed in the second half of 2012 and were not included in our same store sales until the second half of 2013, as well as the replacement of NCR kiosks; and

•	$2.7 million from kiosks acquired from NCR; partially offset by a

•
$75.9 million decrease from a 4.1% decline in same store sales due primarily to a considerably weaker start to first quarter’s release schedule, which has a significant influence on Q1 rentals, with only 36.0% of the total Q1 box office (representing titles with total North American box office receipts of at least $5.0 million) available to rent in January versus 50.0% last year, an overall weaker box office during the second and fourth quarters, an increase in single night and discounted rentals for most of the year, as well as cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012. Partially offsetting this was growth in Q3 and Q4 in same stores sales from over 4,200 of our 2012 kiosk installations that are now included in same store sales, a significantly stronger box office during the third quarter; up 46.0% from prior year as a result of the Summer Olympics in 2012, as well as substantial growth in Blu-ray and video game disc rentals, which were up 59.3% and 16.3%, respectively. While our same store sales declined from the prior period as noted above, we have seen improvement in 2013 as some of the converted kiosk installs begin contributing to same store sales and product strength compares more favorably year over year. Additionally, we saw improvement in our single versus multiple night rental mix in December as they moved closer to historical averages due to less reliance on discounted rentals both of which drive higher net revenue per rental.

Net revenue per rental decreased $0.01 to $2.54 primarily due to higher than expected customer response to promotions during Q3 which drove discounted rentals and an increase in single night rentals for most of the year. This decrease was partially offset by increases in Blu-ray and video game rentals as a percentage of our total rentals, both of which have a higher daily rental fee.
Blu-ray rentals continued prior trends and increased to 13.1% of total rentals for the year, with Q4 Blu-ray rentals hitting an all-time high of 14.2% of total disc rentals. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Video game rentals increased from 2.0% to 2.2% of total rentals despite several popular releases being available only on multi-disc sets, which presented a challenge for our customers in renting these releases.
Operating income increased $0.4 million, or 0.1%, primarily due to the following:

•	$65.8 million increase in revenue as described above; offset by

•	$42.7 million increase in direct operating expenses comprised of the following;

◦	Product costs increased $33.7 million to $830.6 million due to the following main factors:

▪	Increased content purchases in Q3 as a result of a 19.0% increase in theatrical titles driven largely by a weaker release schedule in Q3 2012 due to the Summer Olympics;

▪
Greater content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to the January through October 2012 period when we were procuring Warner content through alternative sources;

▪	Increased Blu-ray content purchases as we continue to grow this format; partially offset by

▪
A $31.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements, as well as a weaker release schedule in Q4 2013, down 21.0% from a year ago;

▪
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

◦
Benefiting the period was an $11.4 million reduction in a loss contingency accrual recorded during Q1 2013, of which $11.4 million had been previously expensed in 2012 as well as a $1.4 million reduction in studio related share based expenses primarily due to a larger change in our share price during the period, partially offset by a lower number of unvested shares on the last day of the calculation period;

◦
Direct operating expenses as a percent of revenue for 2013 were 70.1% as compared to 70.2% in the prior period. We expect continued improvement in our financial performance in 2014 by continuing to optimize our kiosk network, which will focus on either removing underperforming kiosks or redeploying them to lower kiosk density or higher consumer traffic areas and allow us to increase our rentals.

•
$14.6 million increase in depreciation and amortization expenses primarily due to higher depreciation from the continued investment in our technology infrastructure, incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as the launch of Redbox Instant by Verizon;

•
$6.2 million increase in general and administrative expenses primarily due to higher expenses related to corporate information technology initiatives including the continued implementation and maintenance of our enterprise resource planning system and professional fees related to the sale of kiosks acquired in our NCR Asset Acquisition; and

•
$2.5 million increase in marketing costs due to initiatives to increase our revenue by improving consumer insight and data capabilities to offer a better consumer experience through personalized recommendations for the latest new releases, search engine marketing, growth in our SMS and text club messages due to an increase in our subscriber list, promotional email campaigns and social media, as well as our expansion into Canada.

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

Coinstar

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands, except average transaction size	2013	2012	2011	$	%	$	%
Revenue	$300,218	$290,761	$282,382	$9,457	3.3%	$8,379	3.0%
Expenses:
Direct operating	158,562	155,740	145,362	2,822	1.8%	10,378	7.1%
Marketing	6,244	4,938	6,142	1,306	26.4%	(1,204)	(19.6)%
Research and development	6,962	4,455	6,542	2,507	56.3%	(2,087)	(31.9)%
General and administrative	25,944	26,367	23,370	(423)	(1.6)%	2,997	12.8%
Segment operating income	102,506	99,261	100,966	3,245	3.3%	(1,705)	(1.7)%
Less: Depreciation and amortization	(33,921)	(36,108)	(31,922)	2,187	(6.1)%	(4,186)	13.1%
Operating income	$68,585	$63,153	$69,044	$5,432	8.6%	$(5,891)	(8.5)%
Operating income as a percentage of revenue	22.8%	21.7%	24.5%
Same store sales growth/(decline)	1.4%	(0.1)%	2.1%
Ending number of kiosks	20,900	20,300	20,200	600	3.0%	100	0.5%
Total transactions (in thousands)	76,120	76,954	75,552	(834)	(1.1)%	1,402	1.9%
Average transaction size	$41.39	$39.30	38.78	$2.09	5.3%	$0.52	1.3%
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

•
In the first quarter of 2013, we began to rollout an offering with PayPal allowing consumers to access their PayPal accounts. We believe this offering allows us to leverage our existing Coinstar kiosk network to give consumers access to e-payment alternatives. As of December 31, 2013, over 3,900 kiosks were activated with our PayPal services.

•
In 2012, the Royal Canadian Mint announced its intention to discontinue minting the Canadian penny. During the first quarter of 2013, the Royal Canadian Mint launched a significant communication campaign to consumers, retailers and financial institutions, and instituted the discontinuation of the Canadian penny. At that time, Coinstar experienced a spike in overall transactions in Canada and consumers transacted large volumes of Canadian pennies. Since the spike in transactions, transactions at our grocery retail locations have declined, resulting in a reduction of same store sales in

Canada. We believe that Canadian customers will take longer to accumulate coins because consumers no longer will be accumulating pennies.

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

Comparing 2013 to 2012
Revenue increased $9.5 million, or 3.3%, primarily due to growth of U.S. same store sales and revenue from TDCT locations. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. The average coin-to-voucher transaction size continued to increase and the volume of non-cash voucher products increased by 0.3%. Revenue increased at a rate lower than the increase in transaction size due to variations in country and product mix, including growth in Canada driven by TDCT, which has a different revenue model than regular coin-to-voucher transactions. Same store sales grew in the U.S. driven by growth from the fee increase in Q4 2013, and the fact that revenue from kiosks installed in 2011 was fully included in this year's same store sales measurement. This was slightly offset by reduced same store sales in the UK and Canada.
Operating income increased $5.4 million, or 8.6%, primarily due to the following:

•	$9.5 million increase in revenue as described above; and

•
$2.2 million decrease in depreciation and amortization expense due to incremental expense associated with one-time expense for internal use software in the nine months ended September 30, 2012 for $2.5 million which did not recur in 2013, offset by lower machine disposal losses; partially offset by

•	$1.3 million increase in marketing expenses primarily due to timing of advertising and spending to support our programs in 2013;

•
$2.8 million increase in direct operating expenses primarily due to higher revenue share expense attributable to both revenue growth and increased revenue share rates with certain retail partners as a result of long-term contract renewals; higher coin processing and transportation related expenses arising from higher revenue and incremental costs to outsource the transportation function in Canada in 2013; and

•	$2.5 million increase in research and development expenses primarily due to an increase in kiosk software and hardware engineering efforts for our Coinstar and gift card exchange business kiosks.
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

•	$8.4 million increase in revenue as described above;

•	$2.1 million decrease in research and development expenses primarily due to higher capitalization of certain expenses in 2012 related to the development of internal use software; and

•	$1.2 million decrease in marketing expenses due to lower advertising spend.
New Ventures

	Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands	2013	2012	2011	$	%	$	%
Revenue	$31,852	$350	$66	$31,502	NM*	$284	430.3%
Expenses:
Direct operating	29,433	1,317	235	28,116	NM*	1,082	460.4%
Marketing	1,589	478	217	1,111	232.4%	261	120.3%
Research and development	4,669	1,229	617	3,440	279.9%	612	99.2%
General and administrative	15,551	6,283	4,529	9,268	147.5%	1,754	38.7%
Segment operating loss	(19,390)	(8,957)	(5,532)	(10,433)	116.5%	(3,425)	61.9%
Less: depreciation and amortization	(6,536)	(229)	(20)	(6,307)	NM*	(209)	NM*
Operating loss	$(25,926)	$(9,186)	$(5,552)	$(16,740)	182.2%	$(3,634)	65.5%
Ending number of kiosks	900	50	—	850	NM*	50	NM*
 * Not Meaningful
2013 Events

•
On July 23, 2013 we completed our acquisition of ecoATM (See Note 3: Business Combinations in our Notes to Consolidated Financial Statements). The impact of this acquisition on our New Ventures segment operating results is discussed below.

•
During 2013, we discontinued four New Venture concepts, Orango, Rubi, Crisp Market and Star Studio. The results of our discontinued concepts and associated impairment and restructuring charges were recorded within loss from discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations and Sale of Business and Note 11: Restructuring in our Notes to Consolidated Financial Statements for further information.

Comparing 2013 to 2012
Revenue increased $31.5 million primarily due to the acquisition of ecoATM.
Operating loss increased $16.7 million, or 182.2%, primarily due to the following:

•	$28.1 million increase in direct operating expenses primarily due to results in 2013 including ecoATM since its acquisition and shared services costs associated with adding kiosks to the marketplace;

•
$9.3 million increase in general and administrative expenses primarily due to $5.7 million in transaction expenses related to the acquisition of ecoATM, general and administrative expenses for ecoATM in 2013 since its acquisition, and shared services costs to support concept growth;

•	$6.3 million increase in depreciation and amortization primarily due to results in 2013 including ecoATM since its acquisition and additional depreciation on equipment to support growth;

•	$3.4 million increase in research and development due to results in 2013 including ecoATM since its acquisition and spending to support existing concepts;

•	$1.1 million increase in marketing expense primarily due to results in 2013 including ecoATM since its acquisition and spending initiatives to support growth of existing concepts; partially offset by

•	$31.5 million increase in revenue as described above.

Comparing 2012 to 2011
Revenue increased $0.3 million, which was not significant.
Operating loss increased $3.6 million, or 65.5%, primarily due to the following:

•	$1.8 million increase in general and administrative expense primarily due to increased shared services support costs to support growth;

•
$1.1 million increase in direct operating expenses primarily due to the addition of self-service concepts in test markets, increased shared services support costs related primarily to deployment of new kiosks and customer service related activity;

•	$0.6 million increase in research and development expenses primarily due to kiosk design and prototype spending; partially offset by

•	$0.3 million increase in revenue as described above.
We expect to continue to invest in self-service concepts that meet our requirements and show the most promise towards future success.
Income (Loss) from equity method investments
Comparing 2013 to 2012
Income from equity method investments increased to $19.9 million from a $5.2 million loss, primarily due to:

•	$68.4 million gain on the re-measurement of our previously held equity interest in ecoATM during 2013; and

•	$19.5 million gain on a license grant to the Joint Venture during 2012 which did not recur in 2013.
Excluding the one-time gain, in the near term, we expect continued losses from our equity method investments.
Comparing 2012 to 2011
Loss from equity method investments increased to $5.2 million in 2012 from $1.6 million in 2011 primarily due to our entry into the Redbox Instant by Verizon joint venture in February 2012.
Additional financial information about our equity method investments is provided in Note 6: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Interest Expense, Net

	Years Ended December 31,			2013 vs 2012		2012 vs 2011
Dollars in thousands	2013	2012	2011	$	%	$	%
Cash interest expense	$25,289	$12,833	$16,468	$12,456	97.1%	$(3,635)	(22.1)%
Non-cash interest expense	5,844	6,535	9,515	(691)	(10.6)%	(2,980)	(31.3)%
Loss from early retirement of debt	6,013	953	—	5,060	NM*	953	NM*
Interest income	(4,345)	(4,673)	(2,161)	328	(7.0)%	(2,512)	116.2%
Total interest expense, net	$32,801	$15,648	$23,822	$17,153	109.6%	$(8,174)	(34.3)%
 *Not Meaningful
Comparing 2013 to 2012
Interest expense, net increased $17.2 million, or 109.6%, during the year primarily due to interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013 and losses from the early extinguishment or conversion of debt. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Comparing 2012 to 2011
Net interest expense decreased $8.2 million or 34.3% during 2012, primarily due to a lower rate for our Credit Facility, the adjustment of accrued interest related to the expiration of a license and service agreement between Redbox and McDonald’s USA, as well as the interest income from our note receivable with Sigue which consist of the full year interest in 2012.
Income Tax Expense
Our effective tax rate was 14.2%, 37.9% and 37.8% for 2013, 2012 and 2011, respectively. Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each.  It is also affected by various discrete items that may occur in any given year, but are not consistent from year to year. During the fourth quarter of 2013, we reported a $16.7 million tax benefit related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary. During the third quarter of 2013, we reported a $24.3 million tax benefit related to the non-taxable gain upon the re-measurement of our previously held equity interest in ecoATM. During the second quarter of 2013, we entered into an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary. As a result of the series of transactions we recorded a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, through the realization of capital and ordinary gains and losses. The combined impact of these three items was a 24.3 percentage point reduction in the effective tax rate for the year ended December 31, 2013. In addition, our 2013 effective tax rate was increased by state income taxes.  Our effective tax rate in 2012 and 2011 was higher than the U.S. Federal statutory rate of 35% due primarily to state income taxes. See Note 12: Income Taxes From Continuing Operations in our Notes to Consolidated Financial Statements.
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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments include i) restructuring costs associated with actions to reduce costs in our continuing operations primarily through workforce reductions across the Company, ii) acquisition costs primarily related to the NCR Asset Acquisition and acquisition of ecoATM, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iv) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and the impact of the gain on re-measurement of our previously held equity interest in ecoATM upon acquisition, v) a gain on the grant of a license to use certain Redbox trademarks to Redbox Instant by Verizon, vi) benefits from release of indemnification reserves upon settlement of the Sigue Note and vii) a tax benefit related to the recognition of a worthless stock deduction in a corporate subsidiary ("Non-Core Adjustments").
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

Core Adjusted EBITDA from continuing operations
Our non-GAAP financial measure core adjusted EBITDA from continuing operations is defined as earnings from continuing operations before depreciation, amortization and other; interest expense, net; income taxes; share-based payments expense; and Non-Core Adjustments.
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands	2013	2012	2011	$	%	$	%
Net income from continuing operations	$208,091	$160,452	122,934	$47,639	29.7%	$37,518	30.5%
Depreciation, amortization and other	203,094	184,405	147,372	18,689	10.1%	37,033	25.1%
Interest expense, net	32,801	15,648	23,822	17,153	109.6%	(8,174)	(34.3)%
Income taxes	34,477	97,941	74,923	(63,464)	(64.8)%	23,018	30.7%
Share-based payments expense(1)	16,831	19,362	16,211	(2,531)	(13.1)%	3,151	19.4%
Adjusted EBITDA from continuing operations	495,294	477,808	385,262	17,486	3.7%	92,546	24.0%
Non-Core Adjustments:
Restructuring costs	4,495	—	—	4,495	NM*	—	NM*
Acquisition costs	5,669	3,235	1,603	2,434	75.2%	1,632	101.8%
Rights to receive cash issued in connection with the acquisition of ecoATM	8,664	—	—	8,664	NM*	—	NM*
Loss from equity method investments	48,448	24,684	1,591	23,764	96.3%	23,093	NM*
Sigue indemnification reserve releases	(2,542)	—	—	(2,542)	NM*	—	NM*
Gain on previously held equity interest on ecoATM	(68,376)	—	—	(68,376)	NM*	—	NM*
Gain on formation of Redbox Instant by Verizon	—	(19,500)	—	19,500	(100.0)%	(19,500)	NM*
Core adjusted EBITDA from continuing operations	$491,652	$486,227	$388,456	$5,425	1.1%	97,771	25.2%
 *     Not Meaningful

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing 2013 to 2012
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased operating income in our Redbox and Coinstar segments offset by increased operating loss in our New Ventures segment. The other components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing 2012 to 2011
The increases in our core adjusted EBITDA from continuing operations during both 2012 and 2011 were primarily due to improvements in the results of our Redbox segment. The other components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Core Diluted EPS from continuing operations
Our non-GAAP financial measure core diluted EPS from continuing operations is defined as diluted earnings per share from continuing operations excluding Non-Core Adjustments, net of applicable taxes.

A reconciliation of core diluted EPS from continuing operation to diluted EPS from continuing operations , the most comparable GAAP financial measure, is presented in the following table:

	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Diluted EPS from continuing operations	$7.33	$4.99	$3.86	$2.34	46.9%	$1.13	29.3%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	0.10	—	—	0.10	NM*	—	NM*
Acquisition costs	0.17	0.06	0.03	0.11	183.3%	0.03	100.0%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.25	—	—	0.25		—	NM*
Loss from equity method investments	1.04	0.47	0.03	0.57	121.3%	0.44	NM*
Sigue indemnification reserve releases	(0.05)	—	—	(0.05)	NM*	—	NM*
Gain on previously held equity interest on ecoATM	(2.33)	—	—	(2.33)	NM*	—	NM*
Gain on formation of Redbox Instant by Verizon	—	(0.37)	—	0.37	(100.0)%	(0.37)	NM*
Tax benefit of worthless stock deduction	(0.59)	—	—	(0.59)	NM*	—	NM*
Core diluted EPS from continuing operations	$5.92	$5.15	$3.92	$0.77	15.0%	$1.23	31.4%
 *     Not Meaningful
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

	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
Dollars in thousands	2013	2012	2011	$	%	$	%
Net cash provided by operating activities	$324,091	$463,906	$406,516	$(139,815)	(30.1)%	$57,390	14.1%
Purchase of property and equipment	(157,669)	(208,054)	(179,236)	50,385	(24.2)%	(28,818)	16.1%
Free cash flow	$166,422	$255,852	$227,280	$(89,430)	(35.0)%	$28,572	12.6%
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

Net Cash from Operating Activities
Our net cash from operating activities decreased by $139.8 million primarily due to the following:

•
$24.6 million increase in net income to $174.8 million primarily due to a gain upon the re-measurement of our previously held equity interest upon the acquisition of ecoATM offset by higher interest expense; offset by

•
A $66.0 million decrease in net non-cash expenses included in net income primarily due to the impacts of deferred taxes, the non-cash gain on our previously held equity interest in ecoATM and the loss from extinguishment of callable convertible debt and a $32.7 million increase in non-cash reconciling items due to impairment charges associated with discontinued operations; and

•	A $98.3 million increase in net cash outflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, accounts payable and other accrued liabilities.
Net Cash Used in Investing Activities
We used $393.4 million of net cash in our investing activities primarily due to the following:

•	$244.0 million used for our purchase of ecoATM, net of cash and equivalents acquired;

•	$157.7 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology related to our Enterprise Resource Planning implementation; and

•	$28.0 million used for capital contributions to our Redbox Instant by Verizon Joint Venture; partially offset by

•	$22.9 million obtained in principal of note receivable; and

•	$13.3 million obtained in proceeds received from the sale of property and equipment including the sale of NCR kiosks.
Net Cash from Financing Activities
We obtained $156.4 million of net cash from our financing activities primarily due to the following:

•	$400.0 million obtained from borrowings from our Credit Facility;

•	$343.8 million obtained in net proceeds from issuance of our Senior Notes;

•	$172.2 million used to retire a portion of our Convertible Notes;

•	$195.0 million used to repurchase our common stock;

•	$215.3 million used for repayments of our Credit Facility;

•	$14.8 million used to pay capital lease obligations and other debt;

•	$8.5 million obtained from the exercise of stock options; and

•	$3.7 million obtained in excess tax benefits related to share based payments.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of December 31, 2013, our cash and cash equivalent balance was $371.4 million, of which $85.5 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	December 31,
Dollars in thousands	2013	2012
Senior unsecured notes	$350,000	$—
Revolving line of credit under Credit Facility	—	—
Term loans under Credit Facility	344,375	159,687
Convertible debt (outstanding face value)	51,148	184,983
Total debt	$745,523	$344,670
Senior Unsecured Notes
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 at par for proceeds, net of expenses, of $343.8 million and the Subsidiary Guarantors would guarantee the Notes (the “Guarantees”). We will use the proceeds of this offering primarily toward Convertible Note repayment and other corporate purposes. The Senior Notes and the Guarantees are general unsecured obligations and are effectively subordinated to all of our and Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt. In addition, the Senior Notes will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Senior Notes. Interest on the Senior Notes will be payable on March 15 and September 15 of each year, beginning on September 15, 2013, with the Senior Notes maturing on March 15, 2019.
We may redeem any of the Senior Notes beginning on March 15, 2016, at a redemption price of 103.0% of their principal amount plus accrued and unpaid interest (and additional interest, if any); then the redemption price for the Senior Notes will be 101.5% of their principal amount plus accrued and unpaid interest (and additional interest, if any) for the twelve-month period beginning March 15, 2017; and then the redemption price for the Senior Notes will be 100.0% of their principal amount plus accrued interest and unpaid interest (and additional interest, if any) beginning on March 15, 2018. We may also redeem some or all of the Senior Notes before March 15, 2016, at a redemption price of 100.0% of the principal amount, plus accrued and unpaid interest (and additional interest, if any), to the redemption date, plus an applicable “make-whole” premium. In addition, before March 15, 2016, we may redeem up to 35.0% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at 106.0% of their principal amount plus accrued and unpaid interest (and additional interest, if any); the Company may make such redemption only if, after any such redemption, at least 65.0% of the aggregate principal amount of Senior Notes originally issued remains outstanding.
Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Senior Notes or any portion thereof. That purchase price will equal 101.0% of the principal amount of the Senior Notes on the date of purchase plus accrued and unpaid interest (and additional interest, if any). If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at 100.0% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.
The terms of the Senior Notes restrict our ability and the ability of certain of its subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the Indenture will be subject to a number of important qualifications and exceptions.
The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25.0% in aggregate principal amount of the Senior Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Senior Notes to be immediately due and payable.
During the third quarter of 2013 we filed a registration statement in order to offer to exchange, up to $350.0 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes"), for the same principal amount of our currently outstanding 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes generally are freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. The registration statement was declared effective on October 7, 2013. During the fourth quarter of 2013, we completed the exchange of all of the Original notes with the Exchange notes. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.
Revolving Line of Credit and Term Loans
During the fourth quarter of 2013, we entered into the Supplement and Amendment to Second Amended and Restated Credit Agreement (the “Supplement and Amendment”) which amended our previous Credit Facility, entered into on July 15, 2011 (the "Previous Facility"). The Previous Facility provided for a five-year, $175.0 million term loan, a $450.0 million revolving line of credit and, subject to additional commitments from lenders, the option to increase the aggregate facility size by $250.0 million (the "Accordion") which could comprise additional term loans and a revolving line of credit.
Pursuant to the Supplement and Amendment, the Accordion was increased by $100.0 million to $350.0 million (the “Increased Accordion”) and the Company exercised the Increased Accordion with: (i) certain revolving lenders (the “Revolving Lenders”) agreeing to increase their commitments under the Revolving Line to an aggregate $600.0 million (the “Increased Revolving Line”); and (ii) the additional term facility lenders (the “Additional Term Facility Lenders”) agreeing to make available an additional term loan facility in the amount of $200.0 million (the “Additional Term Facility”) (collectively, the "Credit Facility").
Under the Supplement and Amendment, the terms and conditions applicable to the Increased Revolving Line shall remain generally the same as those of the Previous Facility. With regard to the Additional Term Facility, the terms shall remain generally the same as those of the Previous Facility, except that: (i) until the first business day following the date a compliance certificate is delivered under the Second Amended and Restated Credit Agreement for the fiscal quarter ending March 31, 2014, the applicable interest rates for loans under the Additional Term Facility shall be no less than those corresponding to Pricing Level 3 as provided in the Second Amended and Restated Credit Agreement; and (ii) the principal balance of the loans under the Additional Term Facility shall be payable on the following dates and in the following amounts (expressed as a percentage of the aggregate amount of the initial loans made under the Additional Term Facility):

Payment Date	Repayment Percentage Amount
Last Business Day of March 2014	2.500%
Last Business Day of June 2014	2.500%
Last Business Day of September 2014	3.125%
Last Business Day of December 2014	3.125%
Last Business Day of March 2015	3.125%
Last Business Day of June 2015	3.125%
Last Business Day of September 2015	3.125%
Last Business Day of December 2015	3.125%
Last Business Day of March 2016	3.125%
Last Business Day of June 2016	3.125%
July 15, 2016	Remaining Principal Balance
The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of December 31, 2013, we were in compliance with the covenants of the Credit Facility.
On July 15, 2011, we borrowed $175.0 million under the Previous Facility term loan. On December 10, 2013, we borrowed $200.0 million under the Additional Term Facility. As of December 31, 2013, we had no outstanding borrowing on the Increased Revolving Line. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The interest rate on amounts outstanding under the Credit Facility at December 31, 2013, was 1.81%.

The term loans are subject to mandatory debt repayments of the outstanding borrowings. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
2014	$42,187
2015	46,875
2016	255,313
Total	$344,375
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $51.1 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of December 31, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. During the year ended December 31, 2013 we retired $133.8 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $172.2 million in cash and the issuance of 272,336 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Convertible Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $6.0 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments. As of December 31, 2013, we were in compliance with all debt covenants.
Letters of Credit
As of December 31, 2013, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of December 31, 2013, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating in our Consolidated Statements of Comprehensive Income.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2013 was as follows:

Dollars in thousands	Total	2014	2015 & 2016	2017 & 2018	2019 & Beyond
Long-term debt and other	$745,526	$93,338	$302,188	$—	$350,000
Contractual interest on long-term debt	111,614	22,364	42,000	42,000	5,250
Capital lease obligations(1)	22,252	12,640	9,079	482	51
Operating lease obligations(1)	66,369	15,306	19,880	13,529	17,654
Purchase obligations(1)(2)	23,333	23,285	48	—	—
Asset retirement obligations	13,087	—	—	—	13,087
Content agreement obligations(1)	619,719	565,728	53,991	—	—
Retailer revenue share obligations(1)	37,707	31,933	5,084	690	—
Total(3)	$1,639,607	$764,594	$432,270	$56,701	$386,042

(1)	See Note 19: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(2)
Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Outerwall, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Outerwall will pay NCR the difference between such aggregate amount and $25.0 million. As of December 31, 2013, the remaining commitment is $17.9 million under this agreement. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements.

(3)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2013, we had $2.8 million of gross unrecognized tax benefits for uncertain tax positions.

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
Inflation
We believe that the impact of inflation was minimal on our business in 2013, 2012 and 2011.
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
The Company believes that the change in its content library amortization methodology, made on a prospective basis, is a change in accounting estimate that is effected by a change in accounting principle. The Company believes that the modified content library amortization methodology is preferable because it better reflects the pattern of consumption of the expected benefits of the content library. A copy of our auditor's preferability letter is filed as an exhibit to our 10-Q for the period ended June 30, 2013.
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology shifted product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology, substantially all of the amortization expense will continue to be recognized within one year of purchase. For year ended December 31, 2013, the change resulted in a total pretax benefit of $31.8 million or $1.17 per basic share and $1.12 per diluted share.
Goodwill
Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 5: Goodwill and Other Intangible Assets.
Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s use or physical condition, and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.
During the fourth quarter of 2013, we discontinued three new venture concepts, Rubi, Crisp Market and Star Studio. During the second quarter of 2013 we discontinued our Orango concept. As a result of the decision to discontinue the four concepts, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, as of December 31, 2013, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. See Note 13: Discontinued Operations and Sale of Business.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 12: Income Taxes From Continuing Operations.
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
Accounting Pronouncements Not Yet Effective
In May, 2013 the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not believe our adoption of ASU 2013-05 in the first quarter of 2014 will have a material impact on our financial position, results of operations or cash flows.
In November, 2013 the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities, respectively. Early adoption and retrospective application are permitted. We do not expect an impact to our financial position in the first quarter of 2014 related to ASU No. 2013-11 because our unrecognized tax benefits associated with net operating loss and tax credit carryforwards are already presented in the manner called for in the pronouncement.

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
Based on the balance of our outstanding term loans of $344.4 million as of December 31, 2013, an increase or decrease of one percentage point in the interest rate over the next year would increase or decrease our annual interest expense by approximately $3.4 million, before tax benefits.
Foreign Exchange Rate Fluctuation
We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, and Canada.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2013, recast for the four ventures previously included in our New Ventures operating segment; Orango; Rubi; Crisp Market and Star Studio which were discontinued during 2013, is as follows:

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$573,307	$553,050	$586,539	$593,705
Income from continuing operations before income taxes	$44,162	$53,495	$102,324	$42,587
Income tax benefit (expense)	(16,155)	(3,082)	(15,529)	289
Income from continuing operations	28,007	50,413	86,795	42,876
Loss from discontinued operations, net of tax	(5,403)	(3,556)	(4,139)	(20,201)
Net income(1)	$22,604	$46,857	$82,656	$22,675
Basic earnings per share from continuing operations	$1.02	$1.84	$3.19	$1.61
Basic loss per share from discontinued operations	(0.20)	(0.13)	(0.16)	(0.76)
Basic earnings per share	$0.82	$1.71	$3.03	$0.85
Diluted income per share from continuing operations	$0.97	$1.77	$3.10	$1.55
Diluted loss per share from discontinued operations	(0.19)	(0.13)	(0.15)	(0.73)
Diluted earnings per share	$0.78	$1.64	$2.95	$0.82
Shares used in basic per share calculations	27,493	27,438	27,244	26,696
Shares used in diluted per share calculations	28,937	28,537	28,016	27,598

2012 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$567,771	$531,834	$537,197	$563,082
Income from continuing operations before income taxes	$93,518	$65,693	$61,243	$37,939
Income tax expense	(37,308)	(26,369)	(21,860)	(12,404)
Income from continuing operations	56,210	39,324	39,383	25,535
Loss from discontinued operations, net of tax	(2,514)	(2,449)	(2,609)	(2,650)
Net income	$53,696	$36,875	$36,774	$22,885
Basic earnings per share from continuing operations	$1.84	$1.28	$1.29	$0.87
Basic loss per share from discontinued operations	(0.08)	(0.08)	(0.08)	(0.09)
Basic earnings per share	$1.76	$1.20	$1.21	$0.78
Diluted earnings per share from continuing operations	$1.72	$1.18	$1.22	$0.83
Diluted loss per share from discontinued operations	(0.07)	(0.07)	(0.08)	(0.08)
Diluted earnings per share	$1.65	$1.11	$1.14	$0.75
Shares used in basic per share calculations	30,590	30,776	30,454	29,380
Shares used in diluted per share calculations	32,628	33,190	32,238	30,619

(1)	Net income in the third quarter of 2013 includes a $68.4 million gain on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited the accompanying consolidated balance sheets of Outerwall Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outerwall Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outerwall Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Seattle, Washington
February 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited Outerwall Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Outerwall Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Outerwall Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Outerwall Inc. acquired ecoATM, Inc. (ecoATM) during 2013 and management excluded from its assessment of the effectiveness of Outerwall Inc.’s internal control over financial reporting as of December 31, 2013, ecoATM’s internal control over financial reporting associated with total assets of $44.3 million and total revenues of $31.8 million included in the consolidated financial statements of Outerwall Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Outerwall Inc. also excluded an evaluation of the internal control over financial reporting of ecoATM.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outerwall Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 6, 2014 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Seattle, Washington
February 6, 2014

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2013	2012
Assets		(As adjusted)
Current Assets:
Cash and cash equivalents	$371,437	$282,894
Accounts receivable, net of allowances of $1,826 and $2,003	50,296	58,331
Content library	199,868	177,409
Deferred income taxes	11	7,187
Prepaid expenses and other current assets	84,698	29,686
Total current assets	706,310	555,507
Property and equipment, net	520,865	586,124
Notes receivable	—	26,731
Deferred income taxes	6,443	1,373
Goodwill and other intangible assets	638,690	344,063
Other long-term assets	24,392	47,927
Total assets	$1,896,700	$1,561,725
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$236,018	$250,588
Accrued payable to retailers	134,140	138,413
Other accrued liabilities	134,127	146,125
Current callable convertible debt	49,702	—
Current portion of long-term debt and other	42,190	15,529
Current portion of capital lease obligations	11,997	13,350
Deferred income taxes	23,143	—
Total current liabilities	631,317	564,005
Long-term debt and other long-term liabilities	677,356	341,179
Capital lease obligations	9,364	15,702
Deferred income taxes	58,528	91,751
Total liabilities	1,376,565	1,012,637
Commitments and contingencies (Note 19)
Debt conversion feature	1,446	—
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,356,357 and 35,797,592 shares issued;
26,150,900 and 28,626,323 shares outstanding	482,481	504,881
Treasury stock	(476,796)	(293,149)
Retained earnings	513,771	338,979
Accumulated other comprehensive loss	(767)	(1,623)
Total stockholders’ equity	518,689	549,088
Total liabilities and stockholders’ equity	$1,896,700	$1,561,725
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenue	$2,306,601	$2,199,884	$1,844,046
Expenses:
Direct operating(1)	1,575,277	1,498,819	1,280,237
Marketing	32,402	25,979	28,450
Research and development	13,084	6,757	7,551
General and administrative	221,776	204,519	157,422
Depreciation and other	192,161	179,027	144,632
Amortization of intangible assets	10,933	5,378	2,740
Total expenses	2,045,633	1,920,479	1,621,032
Operating income	260,968	279,405	223,014
Other income (expense), net:
Income (loss) from equity method investments, net (Note 6)	19,928	(5,184)	(1,591)
Interest expense, net	(32,801)	(15,648)	(23,822)
Other, net	(5,527)	(180)	256
Total other income (expense), net	(18,400)	(21,012)	(25,157)
Income from continuing operations before income taxes	242,568	258,393	197,857
Income tax expense	(34,477)	(97,941)	(74,923)
Income from continuing operations	208,091	160,452	122,934
Loss from discontinued operations, net of tax	(33,299)	(10,222)	(19,051)
Net income	174,792	150,230	103,883
Other comprehensive income (Note 15):
Foreign currency translation adjustment(2)	856	1,048	(255)
Reclassification of interest rate hedges to interest expense	—	—	896
Loss on short-term investments	—	—	(20)
Income tax expense related to items of other comprehensive income	—	—	(342)
Other comprehensive income, net of tax	856	1,048	279
Comprehensive income	$175,648	$151,278	$104,162
Basic earnings (loss) per share:
Continuing operations	$7.65	$5.30	$4.02
Discontinued operations	(1.23)	(0.34)	(0.62)
Basic earnings per share	$6.42	$4.96	$3.40
Diluted earnings (loss) per share
Continuing operations	$7.33	$4.99	$3.86
Discontinued operations	(1.17)	(0.32)	(0.60)
Diluted earnings per share	$6.16	$4.67	$3.26
Weighted average shares used in basic per share calculations	27,216	30,305	30,520
Weighted average shares used in diluted per share calculations	28,381	32,174	31,869

(1)	“Direct operating” excludes depreciation and other of $130.3 million, $127.2 million and $120.4 million for 2013, 2012, and 2011 respectively.

(2)	Foreign currency translation adjustment had no tax effect in 2013, 2012, or 2011.
See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
BALANCE, December 31, 2010	31,815,085	434,169	(90,076)	84,866	(2,950)	426,009
Proceeds from exercise of stock options, net	112,364	3,261	—	—	—	3,261
Adjustments related to tax withholding for share-based compensation	(39,276)	(1,794)	—	—	—	(1,794)
Share-based payments expense	365,641	16,211	—	—	—	16,211
Tax benefit on share-based compensation expense	—	2,548	—	—	—	2,548
Repurchases of common stock	(1,374,036)	—	(63,349)	—	—	(63,349)
Debt conversion feature	—	26,854	—	—	—	26,854
Net income	—	—	—	103,883	—	103,883
Other comprehensive income, net of tax(1)	—	—	—	—	279	279
BALANCE, December 31, 2011	30,879,778	481,249	(153,425)	188,749	(2,671)	513,902
Proceeds from exercise of stock options, net	381,468	8,263	—	—	—	8,263
Adjustments related to tax withholding for share-based compensation	(61,362)	(3,671)	—	—	—	(3,671)
Share-based payments expense	225,445	19,362	—	—	—	19,362
Tax benefit on share-based compensation expense	—	5,418	—	—	—	5,418
Repurchases of common stock	(2,799,115)	—	(139,724)	—	—	(139,724)
Convertible debt—conversion option	109	(5,740)	—	—	—	(5,740)
Net income	—	—	—	150,230	—	150,230
Foreign currency translation adjustment(1)	—	—	—	—	1,048	1,048
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of stock options, net	411,902	12,655	—	—	—	12,655
Adjustments related to tax withholding for share-based compensation	(76,401)	(4,195)	—	—	—	(4,195)
Share-based payments expense	223,173	16,831	—	—	—	16,831
Tax benefit on share-based compensation expense	—	3,287	—	—	—	3,287
Repurchases of common stock	(3,306,433)	—	(195,004)	—	—	(195,004)
Repurchase and conversion of callable convertible debt, net of tax	272,336	(49,532)	11,357	—	—	(38,175)
Reclassification of debt conversion feature to temporary equity	—	(1,446)	—	—	—	(1,446)
Net income	—	—	—	174,792	—	174,792
Foreign currency translation adjustment(1)	—	—	—	—	856	856
BALANCE, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689

(1)	Foreign currency translation adjustment has no tax effect for the years ended December 31, 2013, 2012, and 2011.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$174,792	$150,230	$103,883
Adjustments to reconcile net income to net cash flows:
Depreciation and other	193,700	179,147	145,478
Amortization of intangible assets and deferred financing fees	13,461	7,504	5,182
Share-based payments expense	16,831	19,362	16,211
Excess tax benefits on share-based payments	(3,698)	(5,740)	(2,471)
Deferred income taxes	(10,933)	87,573	60,076
Impairment expense	32,732	—	—
Loss from discontinued operations, net of tax (1)	—	—	11,068
(Income) loss from equity method investments, net	(19,928)	5,184	1,591
Non-cash interest on convertible debt	3,866	7,109	6,551
Loss from extinguishments of callable convertible debt	6,013	—	—
Other	(2,039)	(4,100)	(95)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	7,978	(17,061)	(15,289)
Content library	(22,459)	(30,693)	(2,062)
Prepaid expenses and other current assets	(50,542)	(6,963)	(4,869)
Other assets	230	858	1,769
Accounts payable	(2,252)	58,248	12,550
Accrued payable to retailers	(4,088)	10,461	30,826
Other accrued liabilities	(9,573)	2,787	36,117
Net cash flows from operating activities	324,091	463,906	406,516
Investing Activities:
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—
Purchases of property and equipment	(157,669)	(208,054)	(179,236)
Proceeds from sale of property and equipment	13,344	1,131	695
Receipt of note receivable principal	22,913	—	—
Proceeds from sale of business, net	—	—	8,220
Acquisition of NCR DVD kiosk business	—	(100,000)	—
Cash paid for equity investments	(28,000)	(39,727)	(4,912)
Net cash flows from investing activities	(393,448)	(346,650)	(175,233)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—
Proceeds from new borrowing of Credit Facility	400,000	—	175,000
Principal payments on Credit Facility	(215,313)	(10,938)	(154,375)
Financing costs associated with Credit Facility and senior unsecured notes	(2,203)	—	(4,196)
Repurchase of convertible debt	(172,211)	(20,575)	—
Repurchases of common stock	(195,004)	(139,724)	(63,349)
Principal payments on capital lease obligations and other debt	(14,834)	(16,392)	(28,202)
Excess tax benefits related to share-based payments	3,698	5,740	2,471
Proceeds from exercise of stock options, net	8,460	4,592	3,261
Net cash flows from financing activities	156,362	(177,297)	(69,390)

	Year Ended December 31,
	2013	2012	2011
Effect of exchange rate changes on cash	1,538	1,080	(454)
Increase (decrease) in cash and cash equivalents from continuing operations	88,543	(58,961)	161,439
Cash flows from discontinued operations:(1)
Operating cash flows	—	—	9,678
Investing cash flows	—	—	(12,678)
Financing cash flows	—	—	—
Net cash flows from discontinued operations:	—	—	(3,000)
Increase (decrease) in cash and cash equivalents	88,543	(58,961)	158,439
Cash and cash equivalents:
Beginning of period	282,894	341,855	183,416
End of period	$371,437	$282,894	$341,855

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,699	$13,112	$16,221
Cash paid during the period for income taxes	$55,989	$9,211	$5,393
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$7,408	$19,174	$15,122
Purchases of property and equipment included in ending accounts payable	$12,254	$27,562	$12,432
Non-cash consideration received from sale of the Money Transfer Business	$—	$—	$23,826
Common stock issued on conversion of callable convertible debt	$14,292	$—	$—
Non-cash debt issue costs	$6,231	$—	$—

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012, 2011
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
Our core offerings in automated retail include our Redbox and Coinstar segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. Our New Ventures segment is focused on identifying, evaluating, building, or acquiring and developing innovative self-service concepts in the marketplace. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. During the fiscal year ended December 31, 2013, we purchased ecoATM, Inc., which provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash, (See Note 3: Business Combinations for more information) and discontinued certain concepts within our New Ventures segment (See Note 13: Discontinued Operations and Sale of Business). Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of December 31, 2013, are as follows:

	Kiosks	Locations
Redbox(1)	44,000	36,400
Coinstar	20,900	20,600
New Ventures(2)	900	670
Total(1) (2)	65,800	57,670

(1)	As of December 31, 2013, no kiosks acquired from NCR remained in service. See Note 3: Business Combinations for more information on the NCR Asset Acquisition.

(2)
Includes approximately 700 kiosks acquired through the purchase of ecoATM, Inc. See Note 3: Business Combinations for more information. As of December 31, 2013, there were over 800 ecoATM kiosks in service. Excludes kiosks related to concepts discontinued during the fiscal year ended December 31, 2013, See Note 13: Discontinued Operations and Sale of Business.

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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $371.4 million and $282.9 million at December 31, 2013, and December 31, 2012, respectively. Of this total, cash equivalents were $65.8 million and $60.4 million at December 31, 2013, and December 31, 2012, respectively, consisting of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at December 31, 2013, and December 31, 2012, were $85.5 million and $91.8 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at December 31, 2013, and December 31, 2012 were $199.0 million and $123.3 million in cash and cash equivalents held in financial institutions domestically and $15.3 million and $18.3 million in cash and cash equivalents held in foreign financial institutions.
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

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Amount expensed for uncollectible accounts	$177	$417	$455
Amount charged against the allowance	$—	$—	$—
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
The Company believes that the change in its content library amortization methodology, made on a prospective basis, is a change in accounting estimate that is effected by a change in accounting principle. The Company believes that the modified content library amortization methodology is preferable because it better reflects the pattern of consumption of the expected benefits of the content library. A copy of our auditor's preferability letter is filed as an exhibit to our 10-Q for the period ended June 30, 2013.
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology is shifted product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology, substantially all of the amortization expense will continue to be recognized within one year of purchase. For year ended December 31, 2013, the change resulted in a total pretax benefit of $31.8 million or $1.17 per basic share and $1.12 per diluted share.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Coin-counting kiosks and components	2 to 10 years
Redbox kiosks and components	3-5 years
Computers and software	3 - 5 years
Office furniture and equipment	5 - 7 years
Leased vehicles	3 - 6 years
Leasehold improvements	1 - 11 years
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
Intangible Assets Subject to Amortization
Our intangible assets subject to amortization are comprised primarily of developed technology and retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows, with appropriate discount rates based on the stage of the enterprise acquired, to estimate the fair value of our intangible assets. We amortize our intangible assets on a straight-line basis over their expected useful lives.
Goodwill
Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 5: Goodwill and Other Intangible Assets.
Lives and Recoverability of Equipment and Other Long-Lived Assets
We evaluate the estimated remaining life and recoverability of equipment and other assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Factors that would indicate potential impairment include, but are not limited to, significant decreases in the market value of the long-lived asset(s), a significant change in the long-lived asset’s use or physical condition, and operating or cash flow losses associated with the use of the long-lived asset. When there is an indication of impairment, we prepare an estimate of future undiscounted cash flows expected to result from the use of the asset and its eventual disposition to test recoverability. If the sum of the future undiscounted cash flow is less than the carrying value of the asset, it indicates that the long-lived asset is not recoverable, in which case we will then compare the estimated fair value to its carrying value. If the estimated fair value is less than the carrying value of the asset, we recognize the impairment loss and adjust the carrying amount of the asset to its estimated fair value.
During the fourth quarter of 2013, we discontinued three new venture concepts, RubiTM, Crisp MarketTM and Star StudioTM. During the second quarter of 2013 we discontinued our OrangoTM concept. As a result of the decision to discontinue the four concepts, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, as of December 31, 2013, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. See Note 13: Discontinued Operations and Sale of Business.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 12: Income Taxes From Continuing Operations.
Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, value added) on a net (excluded from revenue) basis.
Convertible Debt
In September 2009, we issued $200.0 million aggregate principal amount of 4% Convertible Senior Notes (the “Notes”). We have separately accounted for the liability and the equity components of the Notes based on the estimated fair value of the debt upon issuance. The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of December 31, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments. As of December 31, 2013, we were in compliance with all debt covenants.
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
Revenue Recognition
We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured as follows:

•
Redbox - Revenue from movie and video game rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies or video games is recognized at the time of sale. On rental transactions for which the related movie or video game has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers.

•
Coinstar - Revenue from a coin-counting transaction, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Our revenue represents the fee charged for coin-counting transactions.

•
New Ventures - New Ventures revenue is recognized when the sale of product or when the service transaction is complete. For our beauty concept this is at the time the transaction at kiosks is completed, for our ecoATM business revenue is recognized upon the sale and shipment of devices collected at our kiosk to third parties. Our New Ventures segment currently offers refurbished mobile devices and beauty samples to our consumers.

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
Advertising
Advertising costs, which are included as a component of marketing expenses, are expensed as incurred and totaled $13.7 million, $13.5 million and $15.9 million in 2013, 2012 and 2011, respectively.
Research and Development
Costs incurred for research and development activities are expensed as incurred.
Foreign Currency Translation
The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International and Redbox Canada GP, and the Euro for our Coinstar Ireland Limited subsidiary. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using average exchange rates. Transaction gains and losses including on foreign currency intercompany transactions not deemed to be of a long term investment nature are included in Other income (expense), net on our Consolidated Statements of Comprehensive Income. Translation gains and losses, including gains and losses on foreign currency intercompany transactions deemed to be of a long term investment nature, are reported as a separate component of accumulated other comprehensive loss.

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

Reclassifications
We ceased operation of our self-service concept for refurbished electronics called Orango during the second quarter of 2013 and on December 5, 2013, we decided to discontinue three additional new venture concepts, Rubi, Crisp Market and Star Studio. We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations and Sale of Business for more information.
On June 22, 2012, Redbox acquired certain assets of NCR Corporation (“NCR”) related to NCR’s self-service entertainment DVD kiosk business (the “NCR Asset Acquisition”). The purchased assets included, among others, self-service DVD kiosks, content library, intellectual property, and certain related contracts, including with certain retailers. In consideration, Redbox paid NCR $100.0 million in cash and assumed certain liabilities of NCR related to the purchased assets.
We accounted for the NCR Asset Acquisition as a business combination. In accordance with US GAAP, the measurement period for our purchase price allocation ended as soon as information regarding our assessment of the quality and quantity of the kiosks acquired as well as certain facts and circumstances became available; such measurement period was not to exceed twelve months from the acquisition date. In our originally issued FY 2012 10-K, we included a preliminary purchase price allocation. During the second quarter of 2013, we obtained sufficient evidence regarding the quality and market value of the kiosks acquired (See Note 3: Business Combination) to finalize our purchase price allocation. As a result, we retroactively adjusted our purchase price allocation to increase the value assigned to such kiosks acquired by $14.8 million with a corresponding decrease to goodwill in the period in which the NCR Asset Acquisition occurred resulting in a corresponding change in our December 31, 2012 ending balances to our originally issued FY 2012 10-K.
NOTE 3: BUSINESS COMBINATIONS
Acquisition of ecoATM, Inc.,
On July 1, 2013, Outerwall Inc., entered into an agreement and plan of merger with ecoATM, Inc., a Delaware corporation (“ecoATM”) that provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash. On July 23, 2013 all necessary approvals were obtained and we completed the acquisition of the remaining 77.0% equity interest which we did not already own. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices.
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
The assets acquired and liabilities assumed, as well as the results of operations from the date of the acquisition, are included within our New Ventures segment with the exception of expense for rights to receive cash which are unallocated corporate expenses. Goodwill of $264.2 million is calculated as the excess of the purchase price paid over the net assets acquired. The goodwill recorded as part of the ecoATM acquisition primarily reflects the expected market opportunity from the expansion of the ecoATM footprint in the growing U.S. mobile device market providing consumers with a convenient trade-in solution, as well as any intangible assets that do not qualify for separate recognition. All of the goodwill has been assigned to our New Ventures segment. None of the goodwill is deductible for tax purposes. The federal and state net operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and applicable state tax law.
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

Year Ended
Dollars in thousands	December 31, 2013
Revenue	$31,824
Operating loss	$14,538
Pro forma information
The following unaudited pro forma information represents the results of operations for Outerwall Inc. and includes the ecoATM business acquired as if the acquisition was consummated as of January 1, 2012.

	Years Ended
	December 31,
	(Unaudited)
Dollars in thousands	2013	2012
Pro-forma revenue	$2,330,195	$2,212,107
Pro-forma income from continuing operations (1)	$136,245	$208,209

(1)	Pro-forma income from continuing operations includes the acquisition costs of $1.7 million and $4.0 million recorded in the second and third quarters of 2013, respectively.
The unaudited pro forma results have been adjusted with respect to certain aspects of our acquisition of ecoATM to reflect:

•	changes in assets and liabilities to record their acquisition date fair values and the resulting changes in certain expenses such as amortization;

•	recognition of the gain on our previously held equity interest as if the acquisition occurred on January 1, 2012;

•	recognition of expense associated with the post-combination rights to receive cash as if they were granted on January 1, 2012;

•	reversals of losses from our equity investment; and

•	the inclusion of the results of operations and the impact on taxes as if ecoATM had been a wholly owned subsidiary since January 1, 2012.
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
We accounted for the NCR Asset Acquisition as a business combination. In accordance with US GAAP, the measurement period for our purchase price allocation ends as soon as information regarding our assessment of the quality and quantity of the kiosks acquired as well as certain facts and circumstances becomes available; such measurement period will not exceed twelve months from the acquisition date. During the second quarter of 2013, we obtained sufficient evidence regarding the quality and market value of the kiosks acquired (See Note 4: Property and Equipment for more information on the sale of certain NCR kiosks during the second quarter of 2013) to finalize our purchase price allocation. As a result, we retroactively adjusted our purchase price allocation to increase the value assigned to the kiosks acquired by $14.8 million with a corresponding decrease to goodwill to the period in which the NCR Asset Acquisition occurred. This adjustment to our purchase price allocation resulted in an immaterial difference in depreciation which we recorded as a cumulative adjustment in the second quarter of 2013.

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
We estimated the fair value of the acquired identifiable intangible assets based on the forecasted future cash flows discounted at a rate of approximately 11.0%. A portion of the purchase price is allocated to the following identifiable intangible assets:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Intangible assets:
Retailer relationships	$40,000	10
Patents	6,300	8
Trademark and trade name	500	1
Internal use software	160	1
Total	$46,960
As of the date of acquisition, we estimated the weighted-average useful life of the acquired identifiable intangible assets to be 9.6 years.
NOTE 4: PROPERTY AND EQUIPMENT

	December 31,
Dollars in thousands	2013	2012
Kiosks and components	$1,105,761	$1,041,755
Computers, servers, and software	226,389	195,756
Office furniture and equipment	7,260	6,538
Vehicles	6,553	7,278
Leasehold improvements	23,198	19,743
Property and equipment, at cost	1,369,161	1,271,070
Accumulated depreciation and amortization	(848,296)	(684,946)
Property and equipment, net	$520,865	$586,124
During the fiscal year ended December 31, 2013, as a result of discontinuing certain concepts within our New Ventures segment, we recorded charges of $32.7 million for Property and Equipment which are recorded within Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations and

Sale of Business for more information. This included reclassifying total charges related to our Orango concept of $5.6 million from depreciation and other expense and $0.5 million from direct operating expense for the year ended December 31, 2013 to Loss from discontinued operations, net of tax. These charges were previously not presented as discontinued operations within our quarterly reports as they were not material on a stand-alone basis. Upon discontinuing the three additional concepts in the fourth quarter of 2013, we reclassified the results of all four concepts as Discontinued Operations.
During the second quarter of 2013, we entered into an arrangement to sell certain kiosks previously acquired from NCR (the “NCR Kiosks”) through the sale of a previously consolidated entity which held certain of the NCR kiosks with a net book value of $12.4 million. Total proceeds from the sale of the entity were $11.8 million and are recorded within proceeds from sale of property and equipment within our Consolidated Statements of Cash Flows. As a result of this sale and certain reorganizations we recorded a one-time tax benefit as described in Note 12: Income Taxes From Continuing Operations.
During the third quarter of 2013, we acquired ecoATM, which included $23.2 million in property and equipment measured at fair value as of the acquisition date and is included in the table above. See Note 3: Business Combinations for more information.
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands
Goodwill balance at December 31, 2012	$309,860
Purchase price allocation adjustment	(14,766)
Adjusted balance at December 31, 2012	295,094
Goodwill from acquisition of ecoATM	264,213
Goodwill balance at December 31, 2013	$559,307
Goodwill by Segment
The carrying amount of goodwill by segment was as follows:

	December 31,
	2013	2012
Dollars in thousands		(As adjusted)
Redbox	$138,743	$138,743
Coinstar	156,351	156,351
New Ventures	264,213	—
Total goodwill	$559,307	$295,094
During the second quarter of 2013, we finalized the purchase price allocation associated with the NCR Asset Acquisition resulting in a $14.8 million decrease in Goodwill. During the third quarter of 2013 we acquired ecoATM resulting in a $264.2 million increase in Goodwill. See Note 3: Business Combinations for more information.
We utilized a qualitative assessment for our annual Goodwill impairment analysis, performed as of November 30, 2013, and determined that it was not more likely than not that the fair value of each of our reporting units was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2013.

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

	Amortization Period	December 31,
Dollars in thousands		2013	2012
Retailer relationships	5 - 10 years	$53,295	$53,344
Accumulated amortization		(17,768)	(11,518)
		35,527	41,826
Developed technology	5 years	34,000	—
Accumulated amortization		(2,833)	—
		31,167	—
Other	1 - 40 years	16,800	9,404
Accumulated amortization		(4,111)	(2,261)
		12,689	7,143
Intangible assets, net		$79,383	$48,969
Amortization expense was as follows:

	Year Ended December 31,
Dollars in thousands	2013	2012	2011
Retailer relationships	$6,250	$4,456	$2,457
Developed technology	2,833	—	283
Other	1,850	922	—
Total amortization of intangible assets	$10,933	$5,378	$2,740
During the third quarter of 2013 we acquired ecoATM resulting in a $41.4 million increase in Other Intangible Assets. See Note 3: Business Combinations for more information.
Assuming no future impairment, the expected future amortization as of December 31, 2013 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
2014	$5,432	$6,800	$2,449	$14,681
2015	4,012	6,800	2,419	13,231
2016	4,012	6,800	2,307	13,119
2017	4,012	6,800	2,285	13,097
2018	4,012	3,967	1,664	9,643
Thereafter	14,047	—	1,565	15,612
Total expected amortization	$35,527	$31,167	$12,689	$79,383
NOTE 6: EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray™ discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. At the request of the Joint Venture board of managers, in addition to the initial capital contribution, Redbox made cash payments of $10.5 million during the third quarter of 2012 and $14.0 million during each of the first and third quarters of 2013 representing its pro-rata share of the requested capital contribution.
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
We account for Redbox’s ownership interest in the Joint Venture using the equity method of accounting. During the first quarter of 2012, the transaction related costs of $4.4 million were recorded as a part of the equity investment in the Joint Venture. We recognized a loss of approximately $45.1 million and $22.5 million from our equity method investment, representing our share of the Joint Venture’s operating results as well as the amortization of differences in carrying amount and underlying equity for the years ended December 31, 2013, and 2012, respectively. Separate from equity method accounting for our ownership interest in the Joint Venture, we record revenue attributable with the rental of DVDs and Blu-ray discs from our Redbox kiosks arising from Joint Venture subscribers within our Redbox segment.
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
Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of December 31, 2013, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Redbox Instant by Verizon	$8,709	35%
SoloHealth, Inc.	1,998	10%
Equity method investments	$10,707
Our equity method investments are included within other long-term assets on our Consolidated Balance Sheets.
During the third quarter of 2013, we acquired ecoATM, previously one of our equity method investments. See Note 3: Business Combinations for more information.

Income (loss) from Equity Method Investments and Summarized Financial Information
Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Trademark gain	$—	$19,500	$—
Gain on previously held equity interest on ecoATM	68,376	—	—
Proportionate share of net loss of equity method investees:
Redbox Instant by Verizon	(42,660)	(20,236)	—
Other	(3,313)	(2,179)	(1,591)
Total proportionate share of net loss of equity method investees	(45,973)	(22,415)	(1,591)
Amortization of difference in carrying amount and underlying equity in Redbox Instant by Verizon	(2,475)	(2,269)	—
Total income (loss) from equity method investments	$19,928	$(5,184)	$(1,591)

Operating results for the Joint Venture include impairments of certain long lived Joint Venture related assets resulting from certain triggering events. Although its impairment testing is not complete as of the date of this filing, the Joint Venture believes an impairment loss is probable and has provided to us its best estimate. Completion of this impairment test by the Joint Venture may result in an adjustment to this estimate.

A summary of financial information for our equity method investees in the aggregate, as provided to us by the investees, is as follows:

Balance Sheets	December 31,
Dollars in thousands	2013	2012
Current assets	$32,832	$29,857
Noncurrent assets	30,765	39,828
Current liabilities	46,706	15,822
Long-term liabilities	23,905	6,462
Redeemable preferred stock	23,542	23,696

Statement of Operations	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Revenue	$15,824	$2,067	$650
Cost of sales and service	25,092	10,716	571
Net loss and loss from continuing operations	134,911	58,510	4,337
Related Party Transactions
At December 31, 2013 and December 31, 2012, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $5.9 million and $0.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

NOTE 7: PREPAID EXPENSES AND OTHER CURRENT ASSETS AND OTHER ACCRUED LIABILITIES
Prepaid expenses and other current assets:

Dollars in thousands	December 31,
	2013	2012
Income taxes receivable	$37,466	$2,650
Spare parts	18,975	11,683
Licenses	4,568	2,887
Electronic devices inventory	3,529	—
DVD cases and labels	2,596	5,043
Prepaid rent	1,302	326
Other	16,262	7,097
Total prepaid and other current assets	$84,698	$29,686
Other accrued liabilities consist of the following:

Dollars in thousands	December 31,
	2013	2012
Payroll related expenses	$33,852	$39,469
Procurement cost for content library	21,602	36,436
Business taxes	22,939	23,301
Insurance	13,379	8,714
Professional fees	930	4,822
Service contract provider expenses	8,134	3,560
Deferred rent expense	5,713	3,191
Accrued interest expense	7,015	1,450
Income tax payable	—	826
Other	20,563	24,356
Total other accrued liabilities	$134,127	$146,125
NOTE 8: DEBT AND OTHER LONG-TERM LIABILITIES

Debt and Other Liabilities	As of December 31, 2013
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Callable convertible debt	49,702	—	49,702
Term loans under Credit Facility	42,187	302,188	344,375
Asset retirement obligation	—	13,086	13,086
Other liabilities	3	12,082	12,085
Total	$91,892	$677,356	$769,248

Debt and Other Liabilities	As of December 31, 2012
Dollars in thousands	Current	Long-term	Total
Convertible debt	$—	$172,810	$172,810
Term loan under Credit Facility	15,312	144,375	159,687
Asset retirement obligation	—	14,020	14,020
Other liabilities	217	9,974	10,191
Total	$15,529	$341,179	$356,708

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
During the third quarter of 2013 we filed a registration statement in order to offer to exchange, up to $350.0 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes"), for the same principal amount of our currently outstanding 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes will generally be freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. The registration statement was declared effective on October 7, 2013. During the fourth quarter of 2013 we completed the exchange of all of the Original notes with the Exchange notes.
Revolving Line of Credit and Term Loans
During the fourth quarter of 2013, we entered into the Supplement and Amendment to Second Amended and Restated Credit Agreement (the “Supplement and Amendment”) which amended our previous Credit Facility, entered into on July 15, 2011 (the "Previous Facility"). The Previous Facility provided for a five-year, $175.0 million term loan, a $450.0 million revolving line of credit and, subject to additional commitments from lenders, the option to increase the aggregate facility size by $250.0 million (the "Accordion") which could comprise additional term loans and a revolving line of credit.

Pursuant to the Supplement and Amendment, the Accordion was increased by $100.0 million to $350.0 million (the “Increased Accordion”) and the Company exercised the Increased Accordion with: (i) certain revolving lenders (the “Revolving Lenders”) agreeing to increase their commitments under the Revolving Line to an aggregate $600.0 million (the “Increased Revolving Line”); and (ii) the additional term facility lenders (the “Additional Term Facility Lenders”) agreeing to make available an additional term loan facility in the amount of $200.0 million (the “Additional Term Facility”).
Under the Supplement and Amendment, the terms and conditions applicable to the Increased Revolving Line shall remain generally the same as those of the Previous Facility. With regard to the Additional Term Facility, the terms shall remain generally the same as those of the Previous Facility, except that: (i) until the first business day following the date a compliance certificate is delivered under the Second Amended and Restated Credit Agreement for the fiscal quarter ending March 31, 2014, the applicable interest rates for loans under the Additional Term Facility shall be no less than those corresponding to Pricing Level 3 as provided in the Second Amended and Restated Credit Agreement; and (ii) the principal balance of the loans under the Additional Term Facility shall be payable on the following dates and in the following amounts (expressed as a percentage of the aggregate amount of the initial loans made under the Additional Term Facility):

Payment Date	Repayment Percentage Amount
Last Business Day of March 2014	2.500%
Last Business Day of June 2014	2.500%
Last Business Day of September 2014	3.125%
Last Business Day of December 2014	3.125%
Last Business Day of March 2015	3.125%
Last Business Day of June 2015	3.125%
Last Business Day of September 2015	3.125%
Last Business Day of December 2015	3.125%
Last Business Day of March 2016	3.125%
Last Business Day of June 2016	3.125%
July 15, 2016	Remaining Principal Balance
The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of December 31, 2013, we were in compliance with the covenants of the Credit Facility.
On July 15, 2011, we borrowed $175.0 million under the Previous Facility term loan. On December 10, 2013, we borrowed $200.0 million under the Additional Term Facility. As of December 31, 2013, we had no outstanding borrowing on the revolving line of credit. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The interest rate on amounts outstanding under the Credit Facility at December 31, 2013, was 1.81%.
The term loans are subject to mandatory debt repayments of the outstanding borrowings. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
2014	$42,187
2015	46,875
2016	255,313
Total	$344,375
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $51.1 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of December 31, 2013, we were in compliance with all covenants.
The Convertible Notes become convertible (the “Conversion Event”) when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of December 31, 2013, such early conversion event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the twelve months ended December 31, 2013, we retired a combined 133,835 Convertible Notes or $133.8 million in face value of Convertible Notes, through open market purchases and the note holders electing to convert, for $172.2 million in cash and the issuance of 272,336 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $6.0 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income. Additional details of our Convertible Notes are as follows:

Dollars in thousands	Principal	Discount	Net
Outstanding December 31, 2012	$184,983	$(12,173)	$172,810
Early extinguishments and debt conversion	(133,835)	6,861	(126,974)
Amortization of discount	—	3,866	3,866
Outstanding December 31, 2013	$51,148	$(1,446)	$49,702
The following interest expense was related to our Convertible Notes:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Contractual interest expense	$3,873	$8,000	$8,000
Amortization of debt discount	3,866	7,109	6,551
Total interest expense related to the Convertible Notes	$7,739	$15,109	$14,551
The remaining unamortized debt discount of $1.4 million is expected to be recognized as non-cash interest expense in 2014.
Interest Expense
Total interest expense including the loss on early retirement of debt was $37.1 million, $20.3 million and $26.0 million for the years ended December 31, 2013, 2012 and 2011 respectively. As of December 31, 2013, we were in compliance with all debt covenants.
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
Other Long-Term Liabilities
Included in other long-term liabilities were primarily tenant improvements related to our office building renovation in Oakbrook Terrace, Illinois and Bellevue, Washington as well as the related unrecognized tax benefits as follows:

Dollars in thousands	December 31,
	2013	2012
Tenant improvement and deferred rent and other	$9,301	$8,724
Unrecognized tax benefit	2,781	1,250
Total other long-term liabilities	$12,082	$9,974
NOTE 9: REPURCHASES OF COMMON STOCK
Board Authorization
On January 31, 2013, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2013 (1)	$133,640
Additional board authorization (1)	250,000
Proceeds from the exercise of stock options	12,655
Repurchase of common stock from open market	(95,004)
Repurchase from Discounted Share Buyback Agreement ("DSB Agreement")	(100,000)
Authorized repurchase - as of December 31, 2013 (1)	$201,291

(1)
In addition to these amounts, the repurchase program approved by our Board of Directors allows for the use of cash proceeds received from the exercise of stock options by our officers, directors, and employees.

The following repurchases were made during the past three years, shares and dollars in thousands except per share price:

Year Ended December 31,	Number of Shares Repurchased	Average Price per Share	Total Purchase Price
2011	1,374,036	$46.10	$63,349
2012	2,799,115	49.92	139,724
2013	3,306,433	58.98	195,004
Total	7,479,584		$398,077
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
DSB Agreement
On October 29, 2013 we entered into a DSB Agreement with Wells Fargo Securities at a notional amount of $100.0 million. The DSB Agreement was concluded on December 24, 2013. The total number of shares received under the DSB Agreement was determined based on the arithmetic mean of the daily volume weighted average price of our common stock minus discount over the term of the DSB Agreement.

Share repurchase and amounts in thousands	Shares Delivered
Total shares delivered from DSB Agreement	1,514
Average price per share less discount	$66.06
Total repurchase amount from DSB Agreement	$100,000
Shares received from the DSB Agreement were recorded as treasury shares, resulting in a reduction of shares for our earnings per share calculations.
NOTE 10: SHARE-BASED PAYMENTS
We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
The following is the summary of grant information:

Shares in thousands	December 31, 2013
Unissued common stock reserved for issuance under all plans	1,532
Shares available for future grants	1,284

Certain information regarding our share-based payments is as follows:

	December 31,
Dollars in thousands	2013	2012	2011
Share-based payments expense:
Share-based compensation - stock options	$1,566	$2,654	$2,880
Share-based compensation - restricted stock	10,504	10,593	7,100
Share-based payments for content arrangements	4,761	6,115	6,231
Total share-based payments expense	$16,831	$19,362	$16,211
Tax benefit on share-based payments expense	$6,392	$7,246	$5,944
Per share weighted average grant date fair value of stock options granted	$53.90	$27.24	$20.67
Per share weighted average grant date fair value of restricted stock granted	$53.94	$55.94	$45.86
Total intrinsic value of stock options exercised	$10,567	$10,509	$2,291
Grant date fair value of restricted stock vested	$12,641	$11,648	$5,132

	December 31, 2013
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$1,777	2.4 years
Share-based compensation - restricted stock	18,175	2.3 years
Share-based payments for content arrangements	979	0.9 years
Total unrecognized share-based payments expense	$20,931
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. Certain other information regarding our stock-based awards is as follows:

•	Stock options are granted only to our executives and non-employee directors.

•	Options granted during the current year vest annually in equal installments over 4 years, and expire after 10 years.
The following table summarizes the weighted average valuation assumptions we used in the Black-Scholes-Merton Valuation model for stock options granted during 2013:

December 31, 2013
Expected term	6.3 years
Expected stock price volatility	45.0%
Risk-free interest rate	1.9%
Expected dividend yield	0.0%
The following table presents a summary of stock option activity for 2013:

Shares in thousands	Options	Weighted Average Exercise Price
OUTSTANDING, December 31, 2012	669	$34.86
Granted	94	$53.90
Exercised	(412)	$30.72
Cancelled, expired, or forfeited	(103)	$42.65
OUTSTANDING, December 31, 2013	248	$45.72

Certain information regarding stock options outstanding as of December 31, 2013, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	248	114
Weighted average per share exercise price	$45.72	$38.88
Aggregate intrinsic value	$5,351	$3,237
Weighted average remaining contractual term (in years)	5.77	3.29
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
The following table presents a summary of restricted stock award activity for 2013:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
NON-VESTED, December 31, 2012	604	$48.95
Granted	437	$53.94
Vested	(230)	$46.58
Forfeited	(214)	$51.56
NON-VESTED, December 31, 2013	597	$52.58
Share-Based Payments for Content Arrangements
We granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period.
Information related to the shares of restricted stock granted as part of these agreements as of December 31, 2013, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	164,346	29,002	0.6 years
Paramount	300,000	180,000	120,000	1.0 year
Total	493,348	344,346	149,002
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, $1.4 million of which was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. See Note 3: Business Combinations for more information. We recognized $8.7 million in expense associated with the issuance of rights to receive cash for the twelve months ended December 31, 2013. The expected future recognition of expense associated with the rights to receive cash as of December 31, 2013 is as follows:

Dollars in thousands	Expense
2014	$13,422
2015	4,911
2016	3,185
2017	561
Total expected expense	$22,079
NOTE 11: RESTRUCTURING
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the plan, we discontinued three concepts in our New Ventures operating segment. Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company.  The closure of the three ventures and the workforce reductions are expected to be substantially complete by the end of the first quarter of 2014. See Note 13: Discontinued Operations and Sale of Business for further information.
The total amount expected to be incurred in connection with the restructuring, exclusive of asset impairments, and the amount incurred during the period ended December 31, 2013 by reportable segment (on an allocated basis) and expense type is as follows:

Dollars in thousands	Total Estimated Expense	Incurred through December 31, 2013
Redbox
Severance	$3,820	$3,771
Coinstar
Severance	733	724
Discontinued Operations
Severance	1,125	871
Other	1,648	1,438
Total	$7,326	$6,804
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Other expenses
Beginning Balance - January 1, 2013	$—	$—
Costs charged to expense	5,366	1,438
Costs paid or otherwise settled	(2,858)	(20)
Ending Balance - December 31, 2013	$2,508	$1,418
The line items in our Consolidated Statements of Comprehensive Income in which the expenses are recorded are as follows:

Dollars in thousands	Severance Expense	Other expenses
General and administrative	$4,495	$—
Loss from discontinued operations, net of tax	871	1,438
Total expense	$5,366	$1,438

NOTE 12: INCOME TAXES FROM CONTINUING OPERATIONS
Components of Income Taxes
The components of income(loss) from continuing operations before income taxes were as follows:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
U.S. operations	$258,665	$262,695	$193,213
Foreign operations	(16,097)	(4,302)	4,644
Total income from continuing operations before income taxes	$242,568	$258,393	$197,857
Components of Income Tax Expense
The components of income tax expense from continuing operations were as follows:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
Current:
U.S. Federal	$39,272	$—	$—
State and local	10,159	4,142	9,845
Foreign	(424)	7	375
Total current	49,007	4,149	10,220
Deferred:
U.S. Federal	(4,169)	87,375	63,453
State and local	(5,726)	7,938	612
Foreign	(4,635)	(1,521)	638
Total deferred	(14,530)	93,792	64,703
Total income tax expense	$34,477	$97,941	$74,923
Rate Reconciliation
The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Years Ended December 31,
	2013	2012	2011
U.S Federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.2%	4.0%	4.3%
Federal and state credits	(0.9)%	(0.8)%	(0.6)%
Recognition of Outside Basis Differences	(16.7)%	—%	—%
Valuation Allowance	2.4%	—%	—%
Non-taxable gain related to acquisition of ecoATM	(10.0)%	—%	—%
Other	0.2%	(0.3)%	(0.9)%
Effective tax rate	14.2%	37.9%	37.8%
During the fourth quarter of 2013, we reported a $16.7 million tax benefit related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary. During the third quarter of 2013, we reported a $24.3 million tax benefit related to the non-taxable gain upon the re-measurement of our previously held equity interest in ecoATM. During the second quarter of 2013, we entered into an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary. As a result of the series of transactions we recorded a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, through the realization of capital and ordinary gains and losses. The combined impact of these three items was a 24.3 percentage point reduction in the effective tax rate for the year ended December 31, 2013. In addition, our 2013 effective tax rate was increased by state income taxes.

Unrecognized Tax Benefits
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Dollars in thousands	Years ended December 31,
	2013	2012	2011
Balance, beginning of the year	$2,383	$2,455	$1,821
Additions based on tax positions related to the current year	824	—	315
Additions for tax positions related to prior years	18	251	420
Reductions for tax positions related to prior years	(257)	(71)	—
Reductions from lapse of applicable statute of limitations	(49)	(252)	—
Settlements	(138)	—	(101)
Balance, end of year	$2,781	$2,383	$2,455
At December 31, 2013, the unrecognized tax benefits were primarily related to R&D credit and income/expense recognition, all of which would have an effect on our effective tax rate if recognized. It was not necessary to accrue interest and penalties associated with the uncertain tax positions identified because operating loss carryforwards,  tax credit carryforwards, and income tax payments on account were sufficient to offset all unrecognized tax benefits.
Tax Years Open for Examination
As of December 31, 2013 for our major tax jurisdictions, the years 2010 through 2012 were open for examination by U.S. Federal and most state tax authorities. Additionally, the years 1998 through 2009 are subject to examination, to the extent that net operating loss and income tax credit carryforwards from those years were utilized in 2010 and later years.

Jurisdiction	As of December 31, 2013 Open Tax Years
U.S.	1998 through 2012
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

Significant components of our deferred tax assets and liabilities and the net increase (decrease) in the valuation allowance were as follows:

Dollars in thousands	December 31,
	2013	2012
Deferred tax assets:
Income tax loss carryforwards	$7,347	$20,356
Capital loss carryforwards	5,917	—
Credit carryforwards	2,289	9,226
Accrued liabilities and allowances	14,929	18,455
Stock-based compensation	12,547	12,783
Intangible assets	17,252	14,004
Investment basis	3,968	—
Other	2,148	6,175
Gross deferred tax assets	66,397	80,999
Less: Valuation Allowance	(6,898)	—
Total deferred tax assets	59,499	80,999
Deferred tax liabilities:
Property and equipment	(93,407)	(115,381)
Product costs	(40,757)	(36,837)
Investment basis	—	(6,906)
Convertible debt interest	(552)	(5,066)
Total deferred tax liabilities	(134,716)	(164,190)
Net deferred tax liabilities	$(75,217)	$(83,191)
Change in Valuation Allowance

Dollars in thousands	Years Ended December 31,
	2013	2012	2011
Increase (decrease) in valuation allowance	$6,898	$—	$(8,947)
The Increase in valuation allowance during 2013 was primarily related to capital loss carryforwards generated from the sale of a subsidiary. The remaining valuation allowances relate to state tax attributes acquired in the acquisition of EcoATM.
Deferred Tax Assets Relating to Income Tax Loss Carryforwards
Our deferred tax assets relating to income tax loss carryforwards and expiration periods are summarized as below:

Dollars in thousands	December 31, 2013
	Federal	State	Foreign
Net operating loss carryforwards	$4,109	$63,017	$10,540
Deferred tax assets related to net operating loss carryforwards	$1,438	$3,151	$2,758
Years that net operating loss carryforwards will expire between	2030 to 2034	2016 and 2030	2033 and 2034
Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

U.S. State Tax Credits and Expiration Periods
The following is the information pertaining to our U.S. state tax credits as well as the expiration periods:

Dollars in thousands	December 31, 2013
	Amount	Expiration
U.S state tax credits:
Illinois state tax credits	$1,562	2016 to 2017
California U.S. state tax credits	727	Do not expire
Total U.S. state tax credits	$2,289
On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations and re-proposed regulations that provide guidance with respect to the income tax treatment of materials and supplies, capitalization of amount paid to acquire or produce tangible property, the determination of whether an expenditure with respect to tangible property is a deductible repair or must be capitalized, and dispositions of tax depreciable property. The 2013 Regulations are generally effective for taxable years beginning on or after January 1, 2014. Taxpayers may early adopt any or all of the provisions of the 2013 Regulations. Additionally, taxpayers may make certain elections on amended returns for taxable years beginning on or after January 1, 2012, and ending before September 19, 2013. We do not anticipate that the final and re-proposed regulations will have a material impact on our financial statements.
We did not provide for U.S. income taxes on undistributed earnings of foreign operations because they were considered permanently invested outside of the U.S. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $15.6 million.
NOTE 13: DISCONTINUED OPERATIONS AND SALE OF BUSINESS
Discontinuation of Certain New Ventures
During the first quarter of 2013, we began exploring strategic alternatives for our New Ventures self-service concept for refurbished electronics called Orango. We determined that certain assets related to this concept would be sold or otherwise disposed of before the end of their previously established useful lives and estimated that their fair value less costs to sell utilizing a cash flow approach exceeded their carrying value. As a result, during the first quarter of 2013, we recognized charges of an impairment charge of $2.7 million and an inventory write-off of $0.5 million. We ceased Orango operations during the second quarter of 2013 and during the third quarter of 2013 based on then-current information, we estimated the fair value less costs to sell utilizing a cash flow approach was zero and recorded additional impairment charge of $2.6 million. During the fourth quarter we recorded an additional charge for Orango, included within the impairment table below.
During the fourth quarter of 2013, we discontinued three new venture concepts, Rubi, Crisp Market and Star Studio. The wind-down process is expected to be substantially complete by the end of the first quarter of 2014.
We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income.
As a result of the decision to discontinue the four concepts, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. Total asset impairment charges related to the concepts and relevant shared service assets were as follows:

Dollars in thousands	Impairment Expense
Rubi	$21,317
Orango	5,551
Crisp Market	289
Star Studio	2,786
Corporate assets utilized for discontinued concepts	2,789
Total impairment expense	$32,732

The results of the discontinued concepts, associated impairment and restructuring charges (see Note 11: Restructuring), net of tax, were recorded within Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income. The discontinued concepts did not meet the criteria to be classified as held for sale and accordingly the assets and liabilities are not separately presented in our Consolidated Balance Sheets.
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
Summary Financial Information
The disposition and operating results of Rubi, Crisp Market, Orango and Star Studio, and the Money Transfer Business are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The continuing cash flows from Rubi, Crisp Market, Orango and Star Studio after discontinuation are expected to be insignificant and continuing cash flows from the discontinuation of the Money Transfer Business after disposition was insignificant.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

Dollars in thousands	Years Ended December 31,
	2013	2012	2011
Revenue:
Rubi, Crisp Market, Orango and Star Studio	$4,399	$2,159	$1,326
Money Transfer Business	—	—	47,716
Total revenue	4,399	2,159	49,042
Pre-tax gain (loss) from discontinued operations:
Rubi, Crisp Market, Orango and Star Studio	(54,395)	(16,647)	(13,129)
Money Transfer Business	—	—	654
Total pre-tax gain (loss) from discontinued operations	(54,395)	(16,647)	(12,475)
Loss on disposal activities:
Rubi, Crisp Market, Orango and Star Studio	—	—	—
Money Transfer Business	—	—	(11,070)
Total loss on disposal activities	—	—	(11,070)
Loss from discontinued operations before income tax	(54,395)	(16,647)	(23,545)
Income tax benefit	21,096	6,425	4,494
Loss from discontinued operations, net of tax	$(33,299)	$(10,222)	$(19,051)
Amount of goodwill and other intangible assets disposed	$—	$—	$8,037
Cash generated from the sale of discontinued operations	$—	$—	$8,220
Included in income tax benefit from discontinued operations in 2011 was $4.1 million related to the estimated current value of a worthless stock deduction taken in 2009 in connection with our divestiture of the Entertainment Business, which was sold in the third quarter of 2009.
NOTE 14: EARNINGS PER SHARE
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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Years Ended December 31,
In thousands	2013	2012	2011
Weighted average shares used for basic EPS	27,216	30,305	30,520
Dilutive effect of stock options and other share-based awards	447	598	609
Dilutive effect of convertible debt	718	1,271	740
Weighted average shares used for diluted EPS	28,381	32,174	31,869
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	14	139	108

NOTE 15: OTHER COMPREHENSIVE INCOME
The following table presents the tax effects allocated to each component of other comprehensive income:

	Year Ended December 31, 2013
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$856	$—	$856
Other comprehensive income	$856	$—	$856

	Year Ended December 31, 2012
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$1,048	$—	$1,048
Other comprehensive income	$1,048	$—	$1,048

	Year Ended December 31, 2011
Dollars in thousands	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(255)	$—	$(255)
Reclassification of interest rate hedges to interest expense (1)	896	(349)	547
Gain (loss) on short-term investment	(20)	7	(13)
Other comprehensive income (loss)	$621	$(342)	$279

(1)
At December 31, 2010 we had an interest rate swap agreement with Wells Fargo Bank to hedge against the variable-rate interest payments on our revolving Credit Facility which expired on March 20, 2011. At December 31, 2010 the fair value of this agreement was a liability of $0.9 million which was reversed from comprehensive income and recognized as interest expense in our Consolidated Statements of Comprehensive Income in the first quarter of 2011.

NOTE 16: BUSINESS SEGMENTS AND ENTERPRISE-WIDE INFORMATION
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
On July 23, 2013, we completed the acquisition of ecoATM. Prior to July 23, 2013 we held a non-controlling equity interest in ecoATM and reported our share of ecoATM's operating results in income (loss) from equity method investments in our Consolidated Statements of Comprehensive Income. Subsequent to our acquisition of ecoATM on July 23, 2013, the assets acquired and liabilities assumed, as well as the results of operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment as our chief operating decision maker reviews the results in aggregate with other new ventures concepts. During the second quarter of 2012, we completed the NCR Asset Acquisition. The assets acquired and liabilities assumed, as well as the results of operations, are included in our Redbox segment. See Note 3: Business Combinations for additional information about these acquisitions.
During the year ended December 31, 2013, we discontinued the Rubi, Crisp Market, Orango and Star Studio concepts and accordingly their results of operations were reclassified from the New Ventures segment to Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income for all periods presented. See Note 13: Discontinued Operations and Sale of Business for further information.

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

	Year Ended December 31, 2013
Dollars in thousands	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,974,531	$300,218	$31,852	$—	$2,306,601
Expenses:
Direct operating	1,383,646	158,562	29,433	3,636	1,575,277
Marketing	23,010	6,244	1,589	1,559	32,402
Research and development	78	6,962	4,669	1,375	13,084
General and administrative	166,117	25,944	15,551	14,164	221,776
Segment operating income (loss)	401,680	102,506	(19,390)	(20,734)	464,062
Less: depreciation, amortization and other	(162,637)	(33,921)	(6,536)	—	(203,094)
Operating income (loss)	239,043	68,585	(25,926)	(20,734)	260,968
Loss from equity method investments, net	—	—	—	19,928	19,928
Interest expense, net	—	—	—	(32,801)	(32,801)
Other, net	—	—	—	(5,527)	(5,527)
Income (loss) from continuing operations before income taxes	$239,043	$68,585	$(25,926)	$(39,134)	$242,568

	Year Ended December 31, 2012
Dollars in thousands	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,908,773	$290,761	$350	$—	$2,199,884
Expenses:
Direct operating	1,340,899	155,740	1,317	863	1,498,819
Marketing	20,497	4,938	478	66	25,979
Research and development	739	4,455	1,229	334	6,757
General and administrative	159,885	26,367	6,283	11,984	204,519
Segment operating income (loss)	386,753	99,261	(8,957)	(13,247)	463,810
Less: depreciation, amortization and other	(148,068)	(36,108)	(229)	—	(184,405)
Operating income (loss)	238,685	63,153	(9,186)	(13,247)	279,405
Loss from equity method investments, net	—	—	—	(5,184)	(5,184)
Interest expense, net	—	—	—	(15,648)	(15,648)
Other, net	—	—	—	(180)	(180)
Income (loss) from continuing operations before income taxes	$238,685	$63,153	$(9,186)	$(34,259)	$258,393

	Year Ended December, 2011
Dollars in thousands	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,561,598	$282,382	$66	$—	$1,844,046
Expenses:
Direct operating	1,134,167	145,362	235	473	1,280,237
Marketing	22,041	6,142	217	50	28,450
Research and development	74	6,542	617	318	7,551
General and administrative	120,384	23,370	4,529	9,139	157,422
Segment operating income (loss)	284,932	100,966	(5,532)	(9,980)	370,386
Less: depreciation, amortization and other	(115,430)	(31,922)	(20)	—	(147,372)
Operating income (loss)	169,502	69,044	(5,552)	(9,980)	223,014
Loss from equity method investments, net	—	—	—	(1,591)	(1,591)
Interest expense, net	—	—	—	(23,822)	(23,822)
Other, net	—	—	—	256	256
Income (loss) from continuing operations before income taxes	$169,502	$69,044	$(5,552)	$(35,137)	$197,857
Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10.0% or more of our consolidated revenue:

	Years Ended December 31,
	2013	2012	2011
Wal-Mart Stores Inc.	15.3%	16.0%	17.5%
Walgreen Co.	14.6%	16.0%	16.0%
The Kroger Company	10.0%	10.7%	11.2%
Revenue is allocated to geographic locations based on the location of the kiosk. Revenue by geographic location was as follows:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
U.S.	$2,254,790	$2,154,943	$1,801,025
All other	51,811	44,941	43,021
Total revenue	$2,306,601	$2,199,884	$1,844,046
Long-lived assets by geographic location were as follows:

	Years Ended December 31,
Dollars in thousands	2013	2012	2011
U.S.	$1,146,616	$975,334	$798,840
All other	43,774	30,884	17,007
Total long-lived assets	$1,190,390	$1,006,218	$815,847
NOTE 17: RETIREMENT PLANS
We sponsor a defined contribution plan for our employees who satisfy certain age and service requirements. Our Redbox subsidiary also sponsors a defined contribution plan to which new contributions were frozen effective January 1, 2010. Our contributions to these plans were $4.9 million, $4.0 million and $3.2 million in 2013, 2012 and 2011, respectively.

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

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$65,800	$—	$—

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$60,425	$—	$—
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
Notes Receivable
On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluate the Sigue Note for collectability on a quarterly basis. Our evaluation at September 30, 2013 included consideration of ongoing discussions surrounding early payment on the note and certain indemnification obligations we have previously undertaken, as a result of our evaluation we did not record interest income on the note and also recorded a charge of $2.8 million against the note balance to arrive at a carrying value which approximated its estimated fair value and was reported within notes receivable in our Consolidated Balance Sheets. During the fourth quarter of 2013, we received $24.8 million in cash from Sigue for full settlement of the Sigue Note, interest and a release of certain indemnification claims. We recorded a benefit of $2.5 million from the release of indemnification related reserves.
Fair Value of Other Financial Instruments
The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.
We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% and 4.5% for similar high-yield debt at December 31, 2013, and December 31, 2012, respectively. The estimated fair value of our convertible debt was approximately $50.5 million and $183.7 million at December 31, 2013, and December 31, 2012, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.
We estimated the fair value of our senior unsecured notes outstanding using a market rate of approximately 6.0% for similar high-yield debt at December 31, 2013. The estimated fair value of our senior unsecured notes was approximately $350.0 million at December 31, 2013, and was determined based on their stated terms, maturing on March 15, 2019, and an annual interest rate of 6.0%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
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
We lease office space in San Diego, California for our ecoATM business under operating leases. These offices consist of an administrative facility and a temporary facility supporting administration, customer service and inventory processing. We also lease an unoccupied facility that will be renovated and will serve as a multi-purpose central location for the ecoATM business. The ecoATM offices currently occupy 93,597 square feet, and the two occupied buildings are under a lease that expires in 2015 and the multi-purpose facility is under lease through 2023.
Rent expense under our operating lease agreements was $12.3 million, $9.0 million and $8.9 million during 2013, 2012 and 2011, respectively.
Capital Leases
We lease automobiles and computer equipment under capital leases expiring at various dates through 2019. In most circumstances, we expect that, in the normal course of business, these leases will be renewed or replaced by other leases.
Assets held under capital leases are included in property and equipment, net on the Consolidated Balance Sheets and include the following:

Dollars in thousands	December 31,
	2013	2012
Gross property and equipment	$48,992	$48,636
Accumulated depreciation	(28,489)	(18,974)
Net property and equipment	$20,503	$29,662

As of December 31, 2013, our future minimum lease payments are as follows:

Dollars in thousands	Capital Leases	Operating Leases (1)
2014	$12,640	$15,306
2015	7,618	11,114
2016	1,462	8,765
2017	314	7,301
2018	168	6,228
Thereafter	51	17,654
Total minimum lease commitments	22,253	$66,368
Less: amounts representing interest	(892)
Present value of capital lease obligations	21,361
Less: Current portion of capital lease obligations	(11,997)
Long-term portion of capital lease obligations	$9,364

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase commitments
We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which resulted in total purchase commitments of $23.3 million as of December 31, 2013.
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. As of December 31, 2013, our remaining commitment is $17.9 million under this arrangement.
Content License Agreements
We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of December 31, 2013 is presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	2014	2015	2016
Fox	$121,452	$88,942	$32,510	$—
Universal	120,077	103,941	16,136	—
Sony	109,349	109,349	—	—
Paramount	99,214	99,214	—	—
Warner	90,953	85,608	5,345	—
Lionsgate	35,999	35,999	—	—
Summit	21,357	21,357	—	—
Anchor Bay	21,318	21,318	—	—
Total estimated commitments	$619,719	$565,728	$53,991	$—

General terms of our content license agreements with studios are as follows as of December 31, 2013:

Studio	End Date		Release Date
Sony	9/30/2014	(1)	Day & Date	(2)
Warner	12/31/2014		Delay	(3)
Fox	4/21/2015		Delay	(3)
Paramount	12/31/2014	(1)	Day & Date	(2)
Universal	12/31/2014	(4)	Delay	(3)
Lionsgate	8/31/2014		Day & Date	(2)
Summit	12/31/2014		Day & Date	(2)
Anchor Bay	12/31/2014		Day & Date	(2)

(1)	Agreement includes, at the studio’s sole discretion, the option for two one-year extensions following the end date.

(2)	Content licensed under the agreement is available for rental on the same day and date as the retail release.

(3)	Content licensed under the agreement is available for rental after a certain number of days following the retail release.

(4)	Agreement includes, at the studio’s sole discretion, the option a one-year extensions following the end date.
Revenue Share Commitments
Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	2014	2015	2016	2017	2018
Redbox	$35,932	$30,158	$2,794	$2,290	$552	$138
Coinstar	1,667	1,667	—	—	—	—
New Venture	108	108	—	—	—	—
Total minimum commitments	$37,707	$31,933	$2,794	$2,290	$552	$138
Letters of Credit
As of December 31, 2013, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of December 31, 2013, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Pursuant to Seventh Circuit Rule 33, the case was referred for a Prehearing Conference, and briefing of the appeal is suspended pending further court order. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. After a stay pending the California Supreme Court's decision in a case presenting similar issues involving Song-Beverly in a case to which Redbox is not a party, Plaintiffs filed their opening brief on April 15, 2013. The matter is fully briefed, and oral argument occurred on January 8, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recognized a benefit of $11.4 million included in direct operating expense in our Consolidated Statements of Comprehensive Income.
NOTE 20: GUARANTOR SUBSIDIARIES
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS

	As of December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$315,250	$9,639	$46,548	$—	$371,437
Accounts receivable, net of allowances	2,029	45,672	2,595	—	50,296
Content library	37	196,695	3,136	—	199,868
Deferred income taxes	12,152	—	8	(12,149)	11
Prepaid expenses and other current assets	55,512	28,234	952	—	84,698
Intercompany receivables	180,100	355,418	5,093	(540,611)	—
Total current assets	565,080	635,658	58,332	(552,760)	706,310
Property and equipment, net	163,747	320,296	36,822	—	520,865
Deferred income taxes	—	—	6,412	31	6,443
Goodwill and other intangible assets	251,150	387,540	—	—	638,690
Other long-term assets	12,473	11,499	420	—	24,392
Investment in related parties	815,243	4,825	—	(820,068)	—
Total assets	$1,807,693	$1,359,818	$101,986	$(1,372,797)	$1,896,700
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,336	$215,703	$2,979	$—	$236,018
Accrued payable to retailers	71,085	48,126	14,929	—	134,140
Other accrued liabilities	59,444	71,607	3,076	—	134,127
Current callable convertible debt	49,702	—	—	—	49,702
Current portion of long-term debt and other	42,187	3	—	—	42,190
Current portion of capital lease obligations	11,630	—	367	—	11,997
Deferred income taxes	—	35,292	—	(12,149)	23,143
Intercompany payables	315,615	154,565	70,432	(540,612)	—
Total current liabilities	566,999	525,296	91,783	(552,761)	631,317
Long-term debt and other long-term liabilities	658,032	18,748	576	—	677,356
Capital lease obligations	8,912	—	452	—	9,364
Deferred income taxes	45,307	13,190	—	31	58,528
Total liabilities	1,279,250	557,234	92,811	(552,730)	1,376,565
Commitments and contingencies
Debt conversion feature	1,446	—	—	—	1,446
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	596,995	225,016	12,393	(351,923)	482,481
Treasury stock	(476,796)	—	—	—	(476,796)
Retained earnings	407,959	577,568	(3,612)	(468,144)	513,771
Accumulated other comprehensive loss	(1,161)	—	394	—	(767)
Total stockholders’ equity	526,997	802,584	9,175	(820,067)	518,689
Total liabilities and stockholders’ equity	$1,807,693	$1,359,818	$101,986	$(1,372,797)	$1,896,700

CONSOLIDATING BALANCE SHEETS

	As of December 31, 2012
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$242,489	$—	$40,759	$(354)	$282,894
Accounts receivable, net of allowances	887	56,293	1,151	—	58,331
Content library	1,130	173,339	2,940	—	177,409
Deferred income taxes	27,372	—	899	(21,084)	7,187
Prepaid expenses and other current assets	11,748	17,504	434	—	29,686
Intercompany receivables	119,848	76,878	3,581	(200,307)	—
Total current assets	403,474	324,014	49,764	(221,745)	555,507
Property and equipment, net	188,251	368,620	29,253	—	586,124
Notes receivable	26,731	—	—	—	26,731
Deferred income taxes	—	—	1,334	39	1,373
Goodwill and other intangible assets	253,395	90,614	—	54	344,063
Other long-term assets	18,992	28,906	29	—	47,927
Investment in related parties	90,828	24,395	—	(115,223)	—
Total assets	$981,671	$836,549	$80,380	$(336,875)	$1,561,725
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$21,368	$225,463	$4,111	$(354)	$250,588
Accrued payable to retailers	77,266	46,493	14,654	—	138,413
Other accrued liabilities	50,314	92,724	3,087	—	146,125
Current portion of long-term debt and other	15,312	217	—	—	15,529
Current portion of capital lease obligations	13,002	—	348	—	13,350
Deferred income taxes	—	21,084	—	(21,084)	—
Intercompany payables	56,473	108,347	35,487	(200,307)	—
Total current liabilities	233,735	494,328	57,687	(221,745)	564,005
Long-term debt and other long-term liabilities	322,279	18,724	176	—	341,179
Capital lease obligations	15,180	—	522	—	15,702
Deferred income taxes	54,855	36,857	—	39	91,751
Total liabilities	626,049	549,909	58,385	(221,706)	1,012,637
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	574,842	145,425	12,444	(227,830)	504,881
Treasury stock	(293,149)	—	—	—	(293,149)
Retained earnings	74,985	141,215	10,118	112,661	338,979
Accumulated other comprehensive loss	(1,056)	—	(567)	—	(1,623)
Total stockholders’ equity	355,622	286,640	21,995	(115,169)	549,088
Total liabilities and stockholders’ equity	$981,671	$836,549	$80,380	$(336,875)	$1,561,725

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$255,251	$1,999,539	$51,811	$—	$2,306,601
Expenses:
Direct operating	138,859	1,394,932	54,433	(12,947)	1,575,277
Marketing	6,540	23,269	2,593	—	32,402
Research and development	8,973	4,111	—	—	13,084
General and administrative	33,747	171,505	3,569	12,955	221,776
Depreciation and other	28,101	158,801	5,259	—	192,161
Amortization of intangible assets	2,245	8,688	—	—	10,933
Total expenses	218,465	1,761,306	65,854	8	2,045,633
Operating income (loss)	36,786	238,233	(14,043)	(8)	260,968
Other income (expense), net:
Income (loss) from equity method investments, net	65,063	(45,135)	—	—	19,928
Interest expense, net	(32,930)	257	(128)	—	(32,801)
Other, net	(3,868)	258	(1,925)	8	(5,527)
Total other income (expense), net	28,265	(44,620)	(2,053)	8	(18,400)
Income (loss) from continuing operations before income taxes	65,051	193,613	(16,096)	—	242,568
Income tax benefit (expense)	30,893	(70,429)	5,059	—	(34,477)
Income from continuing operations	95,944	123,184	(11,037)	—	208,091
Loss from discontinued operations, net of tax	(30,834)	(2,465)	—	—	(33,299)
Equity in income (loss) of subsidiaries	109,682	(11,037)	—	(98,645)	—
Net Income (loss)	174,792	109,682	(11,037)	(98,645)	174,792
Foreign currency translation adjustment(1)	(105)	—	961	—	856
Comprehensive income (loss)	$174,687	$109,682	$(10,076)	$(98,645)	$175,648

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$247,906	$1,907,037	$44,941	$—	$2,199,884
Expenses:
Direct operating	137,092	1,334,227	45,838	(18,338)	1,498,819
Marketing	5,020	18,676	2,283	—	25,979
Research and development	6,018	739	—	—	6,757
General and administrative	23,442	161,814	931	18,332	204,519
Depreciation and other	30,716	144,805	3,506	—	179,027
Amortization of intangible assets	2,346	3,032	—	—	5,378
Total expenses	204,634	1,663,293	52,558	(6)	1,920,479
Operating income (loss)	43,272	243,744	(7,617)	6	279,405
Other income (expense), net:
Loss from equity method investments, net	(2,179)	(3,005)	—	—	(5,184)
Interest income (expense), net	(18,161)	2,554	(41)	—	(15,648)
Other, net	98	(264)	(8)	(6)	(180)
Total other income (expense), net	(20,242)	(715)	(49)	(6)	(21,012)
Income (loss) from continuing operations before income taxes	23,030	243,029	(7,666)	—	258,393
Income tax benefit (expense)	(5,518)	(93,734)	1,311	—	(97,941)
Income (loss) from continuing operations	17,512	149,295	(6,355)	—	$160,452
Loss from discontinued operations, net of tax	(8,609)	(1,613)	—	—	$(10,222)
Equity in income (loss) of subsidiaries	141,327	(6,355)	—	(134,972)	—
Net income (loss)	150,230	141,327	(6,355)	(134,972)	150,230
Foreign currency translation adjustment(1)	(196)	—	1,244	—	1,048
Comprehensive income (loss)	$150,034	$141,327	$(5,111)	$(134,972)	$151,278

(1)	Foreign currency translation adjustment had no tax effect in 2012.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2011
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$239,043	$1,561,982	$43,021	$—	$1,844,046
Expenses:
Direct operating	123,975	1,135,194	24,621	(3,553)	1,280,237
Marketing	5,784	22,300	366	—	28,450
Research and development	7,466	85	—	—	7,551
General and administrative	19,554	125,358	8,957	3,553	157,422
Depreciation and other	25,524	116,106	3,002	—	144,632
Amortization of intangible assets	2,548	192	—	—	2,740
Total expenses	184,851	1,399,235	36,946	—	1,621,032
Operating income	54,192	162,747	6,075	—	223,014
Other income (expense):
Loss from equity method investments, net	(1,591)	—	—	—	(1,591)
Interest expense, net	(21,564)	(2,245)	(13)	—	(23,822)
Other, net	(1,179)	316	1,119	—	256
Total other income (expense)	(24,334)	(1,929)	1,106	—	(25,157)
Income from continuing operations before income taxes	29,858	160,818	7,181	—	197,857
Income tax expense	(9,901)	(64,123)	(899)	—	(74,923)
Income from continuing operations	19,957	96,695	6,282	—	122,934
Income (loss) from discontinued operations, net of tax	(19,164)	177	(64)	—	(19,051)
Equity in income (loss) of subsidiaries	103,090	5,149	—	(108,239)	—
Net income (loss)	103,883	102,021	6,218	(108,239)	103,883
Other comprehensive income (Note 15):
Foreign currency translation adjustment(1)	320	(102)	(376)	(97)	(255)
Reclassification of interest rate hedges to interest expense	896	—	—	—	896
Loss on short-term investments	(20)	—	—	—	(20)
Income tax expense related to items of other comprehensive income	(342)	—	—	—	(342)
Other comprehensive income (loss), net of tax	854	(102)	(376)	(97)	279
Comprehensive income	$104,737	$101,919	$5,842	$(108,336)	$104,162

(1)	Foreign currency translation adjustment had no tax effect in 2011.

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$174,792	$109,682	$(11,037)	$(98,645)	$174,792
Adjustments to reconcile net income to net cash flows:
Depreciation and other	29,640	158,801	5,259	—	193,700
Amortization of intangible assets and deferred financing fees	4,773	8,688	—	—	13,461
Share-based payments expense	9,903	6,928	—	—	16,831
Excess tax benefits on share-based payments	(3,698)	—	—	—	(3,698)
Deferred income taxes	9,228	(15,727)	(4,434)	—	(10,933)
Impairment expense(1)	32,444	288	—	—	32,732
(Income) loss from equity method investments, net	(65,063)	45,135	—	—	(19,928)
Non-cash interest on convertible debt	3,866	—	—	—	3,866
Loss from extinguishments of callable convertible debt	6,013	—	—	—	6,013
Other	827	(2,951)	31	54	(2,039)
Equity in (income) losses of subsidiaries	(109,682)	11,037	—	98,645	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(1,144)	10,639	(1,517)	—	7,978
Content library	1,093	(23,357)	(195)	—	(22,459)
Prepaid expenses and other current assets	(43,762)	(6,280)	(500)	—	(50,542)
Other assets	201	400	(371)	—	230
Accounts payable	1,319	(4,151)	226	354	(2,252)
Accrued payable to retailers	(6,181)	1,633	460	—	(4,088)
Other accrued liabilities	13,184	(22,751)	(6)	—	(9,573)
Net cash flows from operating activities	57,753	278,014	(12,084)	408	324,091
Investing Activities:
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—	—	(244,036)
Purchases of property and equipment	(58,763)	(84,688)	(14,218)	—	(157,669)
Proceeds from sale of property and equipment	12,147	1,189	8	—	13,344
Receipt of note receivable principal	22,913	—	—	—	22,913
Cash paid for equity investments	—	(28,000)	—	—	(28,000)
Investments in and advances to affiliates	125,856	(156,659)	30,857	(54)	—
Net cash flows from investing activities	(141,883)	(268,158)	16,647	(54)	(393,448)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing of Credit Facility	400,000	—	—	—	400,000
Principal payments on Credit Facility	(215,313)	—	—	—	(215,313)
Financing costs associated with Credit Facility and senior unsecured notes	(2,203)	—	—	—	(2,203)
Repurchase of convertible debt	(172,211)	—	—	—	(172,211)
Repurchases of common stock	(195,004)	—	—	—	(195,004)
Principal payments on capital lease obligations and other debt	(14,200)	(217)	(417)	—	(14,834)
Excess tax benefits related to share-based payments	3,698	—	—	—	3,698
Proceeds from exercise of stock options, net	8,460	—	—	—	8,460
Net cash flows from financing activities	156,996	(217)	(417)	—	156,362
Effect of exchange rate changes on cash	(105)	—	1,643	—	1,538
Increase (decrease) in cash and cash equivalents(1)	72,761	9,639	5,789	354	88,543
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$315,250	$9,639	$46,548	$—	$371,437

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$150,230	$141,327	$(6,355)	$(134,972)	$150,230
Adjustments to reconcile net income to net cash flows:
Depreciation and other	30,836	144,805	3,506	—	179,147
Amortization of intangible assets and deferred financing fees	4,472	3,032	—	—	7,504
Share-based payments expense	10,998	8,364	—	—	19,362
Excess tax benefits on share-based payments	(5,740)	—	—	—	(5,740)
Deferred income taxes	18,578	70,607	(1,612)	—	87,573
(Income) loss from equity method investments, net	2,179	3,005	—	—	5,184
Non-cash interest on convertible debt	7,109	—	—	—	7,109
Other	(1,390)	(2,720)	10	—	(4,100)
Equity in (income) losses of subsidiaries	(141,327)	6,355	—	134,972	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(371)	(15,787)	(903)	—	(17,061)
Content library	(673)	(27,079)	(2,941)	—	(30,693)
Prepaid expenses and other current assets	1,386	(8,159)	(190)	—	(6,963)
Other assets	39	848	(29)	—	858
Accounts payable	815	55,671	1,946	(184)	58,248
Accrued payable to retailers	7,432	1,025	2,004	—	10,461
Other accrued liabilities	(5,008)	7,520	275	—	2,787
Net cash flows from operating activities	79,565	388,814	(4,289)	(184)	463,906
Investing Activities:
Purchases of property and equipment	(64,423)	(130,672)	(12,959)	—	(208,054)
Proceeds from sale of property and equipment	302	782	47	—	1,131
Acquisition of NCR DVD kiosk business	—	(100,000)	—	—	(100,000)
Cash paid for equity investments	(10,877)	(28,850)	—	—	(39,727)
Investments in and advances to affiliates	96,990	(122,272)	25,282	—	—
Net cash flows from investing activities	21,992	(381,012)	12,370	—	(346,650)
Financing Activities:
Principal payments on Credit Facility	(10,938)	—	—	—	(10,938)
Repurchase of convertible debt	(20,575)	—	—	—	(20,575)
Repurchases of common stock	(139,724)	—	—	—	(139,724)
Principal payments on capital lease obligations and other debt	(8,226)	(7,802)	(364)	—	(16,392)
Excess tax benefits related to share-based payments	5,740	—	—	—	5,740
Proceeds from exercise of stock options, net	4,592	—	—	—	4,592
Net cash flows from financing activities	(169,131)	(7,802)	(364)	—	(177,297)
Effect of exchange rate changes on cash	(196)	—	1,276	—	1,080
Increase (decrease) in cash and cash equivalents(1)	(67,770)	—	8,993	(184)	(58,961)
Cash and cash equivalents:
Beginning of period	310,259	—	31,766	(170)	341,855
End of period	$242,489	$—	$40,759	$(354)	$282,894

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$103,883	$102,021	$6,218	$(108,239)	$103,883
Adjustments to reconcile net income to net cash flows from operating activities from continuing operations:
Depreciation and other	26,370	116,106	3,002	—	145,478
Amortization of intangible assets and deferred financing fees	4,990	192	—	—	5,182
Share-based payments expense	8,498	7,713	—	—	16,211
Excess tax benefits on share-based payments	(2,471)	—	—	—	(2,471)
Deferred income taxes	14,057	44,362	1,657	—	60,076
Loss from discontinued operations, net of tax(1)	11,733	(729)	64	—	11,068
Loss from equity method investments, net	1,591	—	—	—	1,591
Non-cash interest on convertible debt	6,551	—	—	—	6,551
Other	(684)	589	—	—	(95)
Equity in (income) losses of subsidiaries	(103,090)	(5,149)	—	108,239	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	432	(15,504)	(217)	—	(15,289)
Content library	(436)	(1,626)	—	—	(2,062)
Prepaid expenses and other current assets	(2,718)	(2,178)	27	—	(4,869)
Other assets	358	1,411	—	—	1,769
Accounts payable	5,977	6,915	(172)	(170)	12,550
Accrued payable to retailers	7,968	17,993	4,865	—	30,826
Other accrued liabilities	7,132	26,002	2,983	—	36,117
Net cash flows from operating activities	90,141	298,118	18,427	(170)	406,516
Investing Activities:
Purchases of property and equipment	(67,409)	(109,492)	(2,335)	—	(179,236)
Proceeds from sale of property and equipment	193	445	57	—	695
Proceeds from sale of businesses, net	8,220	—	—	—	8,220
Cash paid for equity investments	(4,912)	—	—	—	(4,912)
Investments in and advances to affiliates	184,264	(173,452)	(10,812)	—	—
Net cash flows from investing activities	120,356	(282,499)	(13,090)	—	(175,233)
Financing Activities:
Principal payments on capital lease obligations and other debt	(5,396)	(22,480)	(326)	—	(28,202)
Borrowings from term loan	175,000	—	—	—	175,000
Principal payments on credit facility	(154,375)	—	—	—	(154,375)
Financing costs associated with Credit Facility and senior unsecured notes	(4,196)	—	—	—	(4,196)
Excess tax benefits related to share-based payments	2,471	—	—	—	2,471
Repurchases of common stock	(63,349)	—	—	—	(63,349)
Proceeds from exercise of stock options	3,261	—	—	—	3,261
Net cash flows from financing activities	(46,584)	(22,480)	(326)	—	(69,390)
Effect of exchange rate changes on cash	78	(102)	(430)	—	(454)
Increase (decrease) in cash and cash equivalents	163,991	(6,963)	4,581	(170)	161,439
Cash flows from discontinued operations:(1)
Operating cash flows	—	—	9,678	—	9,678
Investing cash flows	—	—	(12,678)	—	(12,678)
Net cash flows from discontinued operations	—	—	(3,000)	—	(3,000)
Increase (decrease) in cash and cash equivalents	163,991	(6,963)	1,581	(170)	158,439

	Year Ended December 31, 2011
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Total
Cash and cash equivalents:
Beginning of period	146,268	6,963	30,185	—	183,416
End of period	$310,259	$—	$31,766	$(170)	$341,855

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

NOTE 21: SUBSEQUENT EVENTS
Pre-Arranged Stock Trading Plan
During January 2014, we repurchased 736,000 shares of our common stock with an average price of $67.93 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions (the “10b5-1 Plan”). The shares repurchased under the 10b5-1 Plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.
Additional repurchase authorization and tender offer
On January 30, 2014, Outerwall’s Board of Directors authorized additional common stock repurchases of up to $500.0 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees, bringing the total available for repurchases as of February 3, 2014 to approximately $650.0 million, inclusive of the impact of the 10b5-1 Plan repurchases. In connection with this increased authorization, the Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares. We expect to launch with a price range based on a 5% to 20% premium over the last reported sale price on February 6, 2014. Repurchases under the tender offer would come from this existing repurchase authorization.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 1992 and amended in 1994.

We acquired ecoATM during 2013. Management excluded ecoATM from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, ecoATM’s internal control over financial reporting associated with total assets of $44.3 million and total revenues of $31.8 million included in the consolidated financial statements of Outerwall Inc. and subsidiaries as of and for the year ended December 31, 2013.
Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 44.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2014 Annual Meeting of Stockholders.

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

Exhibit Number	Description of Document

2.1†	Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC, dated as of February 3, 2012.(27)

2.2†	Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of February 3, 2012.(27)

2.3	First Amendment to Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of June 22, 2012. (28)

2.4	Agreement and Plan of Merger, dated July 1, 2013, among Outerwall Inc., ecoATM, Inc. and Braeburn Acquisition Corporation.(22)

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2. (1)

4.2	Specimen Stock Certificate. (2)

4.3	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A. (3)

4.4	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A. (3)

4.5	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.4. (3)

4.6	Indenture, dated as of March 12, 2013, among Coinstar, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association.(17)

4.7	Form of 6.000% Senior Note due 2019 (included in Exhibit 4.6).(17)

4.8	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(4)

4.9	Amendment to Restricted Stock Purchase Agreement, dated as of July 19, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(28)

4.10	Second Amendment to Restricted Stock Purchase Agreement, dated as of August 29, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(19)

4.11	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.(5)

4.12	First Amendment to Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(26)

4.13	Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(26)

10.1*	Amended and Restated 1997 Non-Employee Directors’ Stock Option Program.(6)

10.2*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(7)

10.3*	2011 Incentive Compensation Plan for Section 16 Officers.(20)

10.4*	2012 Incentive Compensation Plan for Section 16 Officers.(27)

10.5*	Outerwall Inc. 2011 Incentive Plan.(33)

10.6*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.

10.7*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.(19)

10.8*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.(19)

Exhibit Number	Description of Document

10.9*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO.(19)

10.10*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO.(19)

10.11*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO.(19)

10.12*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO.(19)

10.13*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives on or after June 27, 2013.(33)

10.14*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives on or after June 27, 2013.(33)

10.15*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors on or after June 27, 2013.(33)

10.16*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors on or after June 27, 2013.(33)

10.17*	1997 Amended and Restated Equity Incentive Plan.(9)

10.18*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice for option grants made prior to December 12, 2005.(10)

10.19*	Form of Restricted Stock Award under the 1997 Amended and Restated Equity Incentive Plan for awards made prior to December 12, 2005.(11)

10.20*
Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(7)

10.21*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after March 30, 2010 to the CEO, COO or CFO.(8)

10.22*
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

10.25*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made prior to March 30, 2010 to the CEO, COO or CFO.(7)

10.26*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made on or after March 30, 2010 to the CEO, COO or CFO.(8)

10.27*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(7)

10.28*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(12)

10.29*	Form of Restricted Stock Award under the 1997 Amended And Restated Equity Incentive Plan for Awards Made to Nonemployee Directors.(13)

Exhibit Number	Description of Document

10.30*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(13)

10.31*	Summary of Director Compensation.

10.32*	Policy on Reimbursement of Incentive Payments.(7)

10.33*	Amended and Restated Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(14)

10.34*	Amended and Restated Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Paul D. Davis.(7)

10.35*	Employment Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.36*	Change of Control Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.37*	Letter Agreement, dated as of April 1, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(14)

10.38*	Amendment to Letter Agreement, dated as of May 8, 2009, between Coinstar, Inc. and Gregg A. Kaplan.(15)

10.39*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(31)

10.40*	Amended and Restated Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(31)

10.41*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(16)

10.42*	Form of Change of Control Agreement.(23)

10.43*	First Amendment to Form of Change of Control Agreement.(7)

10.44*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to the CEO, COO or CFO.(27)

10.45*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(27)

10.46*	Offer Letter for Maria Stipp, dated June 1, 2011.(29)

10.47*	Change of Control Agreement between Coinstar, Inc. and Maria Stipp, dated June 27, 2011.(29)

10.48*	Offer Letter for Anne Saunders, dated August 7, 2012.(29)

10.49*	Employment Agreement between Redbox Automated Retail, LLC and Anne Saunders, dated August 27, 2012.(29)

10.50*	Change of Control Agreement between Coinstar, Inc. and Anne Saunders, dated August 27, 2012.(29)

10.51*	Offer Letter between Coinstar, Inc. and Tad K. Larsen, dated December 6, 2012.(30)

10.52*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

10.53*	Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

10.54*	Change of Control Agreement, dated as of January, 2, 2013, between Coinstar, Inc. and Galen C. Smith.(31)

10.55*	Offer Letter between Outerwall Inc. and Peter Osvaldik.(32)

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

Exhibit Number	Description of Document

10.58	Consent, Waiver and Amendment dated March 7, 2013 under Second Amended and Restated Credit Agreement, dated July 15, 2011, as amended.(17)

10.59
Supplement and Amendment to Second Amended and Restated Credit Agreement, effective as of December 9, 2013, among Outerwall Inc., as borrower, the Revolving Lenders, the Additional Term Facility Lenders, and Bank of America, N.A., as administrative agent.(21)

10.60	Stock Purchase Agreement dated as of August 23, 2010, among CUHL Holdings, Inc., Coinstar E-Payment Services Inc., Coinstar, Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(18)

10.61
First Amendment to Stock Purchase Agreement dated as of May 31, 2011, by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(25)

10.62	Second Amendment to Stock Purchase Agreement, by and between Coinstar, Inc., CUHL Holdings Inc., and Sigue Corporation, dated as of May 31, 2012.(28)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 2, 2013 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File Number 000-22555).
(9)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 23, 2010 (File Number 000-22555).

(10)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2005 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on April 6, 2009 (File Number 000-22555).
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on March 12, 2013 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on August 24, 2010 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on December 10, 2013 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Form 8-K filed on July 24, 2013(File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2011 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2011 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File Number 000-22555).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed on December 7, 2012 (File Number 000-22555).
(31)	Incorporated by reference to the Registrant’s Form 8-K filed on January 3, 2013 (File Number 000-22555).
(32)	Incorporated by reference to the Registrant’s Form 8-K filed on December 23, 2013 (File Number 000-22555).
(33)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
February 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 6, 2014:

Signature	Title

/S/ J. Scott Di Valerio	Chief Executive Officer and Director (Principal Executive Officer)
J. Scott Di Valerio

/S/ Galen C. Smith	Chief Financial Officer (Principal Financial Officer)
Galen C. Smith

/S/ Peter Osvaldik	Interim Chief Accounting Officer (Principal Accounting Officer)
Peter Osvaldik

/S/ Nelson C. Chan	Chair of the Board
Nelson C. Chan

/S/ Deborah L. Bevier	Director
Deborah L. Bevier

/S/ Nora M. Denzel	Director
Nora M. Denzel

/S/ David M. Eskenazy	Director
David M. Eskenazy

/S/ Robert D. Sznewajs	Director
Robert D. Sznewajs

/S/ Ronald B. Woodard	Director
Ronald B. Woodard