Form 10-Q
period 2014-03-31
OUTERWALL INC
filed 2014-05-01
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $0.001 par value	20,382,967

OUTERWALL INC.
FORM 10-Q

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$251,546	$371,437
Accounts receivable, net of allowances of $1,710 and $1,826	56,223	50,296
Content library	179,887	199,868
Prepaid expenses and other current assets	46,665	84,709
Total current assets	534,321	706,310
Property and equipment, net	501,127	520,865
Deferred income taxes	7,952	6,443
Goodwill and other intangible assets	634,842	638,690
Other long-term assets	24,330	24,392
Total assets	$1,702,572	$1,896,700
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$209,219	$236,018
Accrued payable to retailers	118,558	134,140
Other accrued liabilities	146,775	134,127
Current callable convertible debt	50,245	49,702
Current portion of long-term debt and other long-term liabilities	44,531	42,190
Current portion of capital lease obligations	11,989	11,997
Deferred income taxes	25,612	23,143
Total current liabilities	606,929	631,317
Long-term debt and other long-term liabilities	920,763	677,356
Capital lease obligations	8,712	9,364
Deferred income taxes	44,039	58,528
Total liabilities	1,580,443	1,376,565
Commitments and contingencies (Note 17)
Debt conversion feature	899	1,446
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,623,708 and 36,356,357 shares issued;
20,390,589 and 26,150,900 shares outstanding;	485,537	482,481
Treasury stock	(901,361)	(476,796)
Retained earnings	536,946	513,771
Accumulated other comprehensive income (loss)	108	(767)
Total stockholders’ equity	121,230	518,689
Total liabilities and stockholders’ equity	$1,702,572	$1,896,700

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$600,369	$573,307
Expenses:
Direct operating(1)	424,645	404,895
Marketing	7,597	7,386
Research and development	3,474	2,307
General and administrative	52,991	53,461
Depreciation and other	49,095	46,580
Amortization of intangible assets	3,848	2,017
Total expenses	541,650	516,646
Operating income	58,719	56,661
Other income (expense), net:
Loss from equity method investments, net (Note 8)	(9,368)	(7,025)
Interest expense, net	(9,645)	(5,533)
Other, net	(1,744)	59
Total other expense, net	(20,757)	(12,499)
Income from continuing operations before income taxes	37,962	44,162
Income tax expense	(14,076)	(16,155)
Income from continuing operations	23,886	28,007
Loss from discontinued operations, net of tax (Note 13)	(711)	(5,403)
Net income	23,175	22,604
Foreign currency translation adjustment(2)	875	(1,914)
Comprehensive income	$24,050	$20,690
Basic earnings (loss) per share:
Continuing operations	$1.00	$1.02
Discontinued operations	(0.03)	(0.20)
Basic earnings per share	$0.97	$0.82
Diluted earnings (loss) per share:
Continuing operations	$0.96	$0.97
Discontinued operations	(0.02)	(0.19)
Diluted earnings per share	$0.94	$0.78
Weighted average shares used in basic per share calculations	23,944	27,493
Weighted average shares used in diluted per share calculations (Note14)	24,775	28,937

(1)	“Direct operating” excludes depreciation and other of $32.3 million and $33.0 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
BALANCE, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689
Proceeds from exercise of stock options, net	56,953	1,981	—	—	—	1,981
Adjustments related to tax withholding for share-based compensation	(49,975)	(3,548)	—	—	—	(3,548)
Share-based payments expense	260,373	3,765	—	—	—	3,765
Tax benefit on share-based compensation expense	—	311	—	—	—	311
Repurchases of common stock	(6,027,701)	—	(424,569)	—	—	(424,569)
Repurchase and conversion of callable convertible debt, net of tax	39	—	4	—	—	4
Adjustment of debt conversion feature classified as temporary equity	—	547	—	—	—	547
Net income	—	—	—	23,175	—	23,175
Foreign currency translation adjustment(1)	—	—	—	—	875	875
BALANCE, March 31, 2014	20,390,589	$485,537	$(901,361)	$536,946	$108	$121,230

(1)	Foreign currency translation adjustment has no tax effect for the three months ended March 31, 2014.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Operating Activities:
Net income	$23,175	$22,604
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	49,104	46,892
Amortization of intangible assets and deferred financing fees	4,607	2,577
Share-based payments expense	3,765	4,837
Excess tax benefits on share-based payments	(1,710)	(2,069)
Deferred income taxes	(9,564)	10,416
Impairment expense	—	2,546
Loss from equity method investments, net	9,368	7,025
Non-cash interest on convertible debt	547	1,663
Other	(124)	609
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(5,952)	2,305
Content library	19,981	21,612
Prepaid expenses and other current assets	46,955	(7,921)
Other assets	437	514
Accounts payable	(27,672)	(29,971)
Accrued payable to retailers	(15,485)	(14,697)
Other accrued liabilities	(3,127)	(27,840)
Net cash flows from operating activities(1)	94,305	41,102
Investing Activities:
Purchases of property and equipment	(26,658)	(33,231)
Proceeds from sale of property and equipment	831	132
Purchases of short term investments	—	(53,000)
Receipt of note receivable principal	—	95
Cash paid for equity investments	(10,500)	(14,000)
Net cash flows used in investing activities(1)	(36,327)	(100,004)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	343,769
Proceeds from new borrowing on Credit Facility	275,000	—
Principal payments on Credit Facility	(29,375)	(3,281)
Financing costs associated with Credit Facility and senior unsecured notes	—	(302)
Repurchase of convertible debt	(4)	(62,455)
Repurchases of common stock(2)	(421,067)	(46,482)
Principal payments on capital lease obligations and other debt	(3,697)	(3,251)
Excess tax benefits related to share-based payments	1,710	2,069
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,588)	1,093
Net cash flows from (used in) financing activities(1)	(179,021)	231,160

	Three Months Ended
	March 31,
	2014	2013
Effect of exchange rate changes on cash	1,152	(1,700)
Increase (decrease) in cash and cash equivalents	(119,891)	170,558
Cash and cash equivalents:
Beginning of period	371,437	282,894
End of period	$251,546	$453,452

	Three Months Ended
	March 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,013	$4,408
Cash received (paid) during the period for income taxes, net	$23,664	$(805)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$3,046	$3,455
Purchases of property and equipment included in ending accounts payable	$13,120	$30,447
Non-cash debt issue costs	$—	$6,231

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

(2)
The total cost of repurchases of common stock during the three months ended March 31, 2014 was $424.6 million which includes $3.8 million in fees and expenses relating to the tender offer recorded as part of the cost of treasury stock in our Consolidated Balance Sheets. $0.3 million of these fees were paid during the three months ended March 31, 2014 and $3.5 million were recorded in other accrued liabilities at March 31, 2014. See Note 10: Repurchases of Common Stock for more information.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2013, is derived from our 2013Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
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
Accounting Pronouncements Adopted During the Current Year
In May 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Our adoption of ASU No. 2013-05 in the first quarter of 2014 did not have a material impact on our financial position, results of operations or cash flows.
In November 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when:

1.	the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and

2.	the entity intends to use the deferred tax asset for that purpose.
The ASU changes existing presentation requirements but does not require new recurring disclosures. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Our adoption of ASU No. 2013-11 in the first quarter of 2014 did not have a material impact on our financial position, results of operations or cash flows.
Note 2: Summary of Significant Accounting Policies
Content Library
Content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content primarily through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. For purchased content that we expect to sell at the end of its useful life, we determine an estimated salvage value. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. The amortization charges were derived utilizing rental curves based on historical performance of movies and games over their useful lives and recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

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
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology shifted product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology, substantially all of the amortization expense will continue to be recognized within one year of purchase. For three months ended March 31, 2014, the change resulted in a total pretax loss of $1.2 million or $0.05 per basic share and $0.05 per diluted share.
Reclassifications
During 2013 we discontinued four new venture concepts, Rubi, Crisp Market, Orango, and Star Studio. We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations for more information.
Note 3: Organization and Business
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers.
Our core offerings in automated retail include our Redbox and Coinstar segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand. Our New Ventures segment is focused on identifying, evaluating, building, or acquiring and developing innovative self-service concepts in the marketplace. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate.
On July 23, 2013 we acquired the remaining 77.0% equity interest in our ecoATM business which provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices. Since the acquisition date, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment. See Note 15: Business Segments and Enterprise-Wide Information for more information. The majority of our New Ventures kiosks are those of our ecoATM business.

Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of March 31, 2014, are as follows:

	Kiosks	Locations
Redbox	44,100	36,400
Coinstar	21,000	20,300
New Ventures	940	710
Total	66,040	57,410
Note 4: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $251.5 million and $371.4 million at March 31, 2014, and December 31, 2013, respectively. Of this total, cash equivalents were $25.0 million and $65.8 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at March 31, 2014, and December 31, 2013, were $78.1 million and $85.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at March 31, 2014, and December 31, 2013, were $90.9 million and $199.0 million, respectively in cash and cash equivalents held in financial institutions domestically and $20.3 million and $15.2 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 5: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	March 31,	December 31,
	2014	2013
Income taxes receivable	$34	$37,466
Spare parts	17,309	18,975
Licenses	6,652	4,568
Electronic devices inventory	4,458	3,529
DVD cases and labels	2,635	2,596
Prepaid rent	815	1,302
Other	14,762	16,273
Total prepaid and other current assets	$46,665	$84,709

Other accrued liabilities consist of the following:

Dollars in thousands	March 31,	December 31,
	2014	2013
Payroll related expenses	$25,632	$33,852
Accrued content library expense	28,080	21,602
Business taxes	24,168	22,939
Insurance	13,411	13,379
Professional fees	6,333	930
Service contract provider expenses	10,218	8,134
Deferred rent expense	5,892	5,713
Accrued interest expense	1,346	7,015
Income tax payable	12,798	—
Other	18,897	20,563
Total other accrued liabilities	$146,775	$134,127

Note 6: Property and Equipment

	March 31,	December 31,
Dollars in thousands	2014	2013
Kiosks and components	$1,125,962	$1,105,761
Computers, servers, and software	226,504	226,389
Office furniture and equipment	8,193	7,260
Vehicles	6,660	6,553
Leasehold improvements	23,184	23,198
Property and equipment, at cost	1,390,503	1,369,161
Accumulated depreciation and amortization	(889,376)	(848,296)
Property and equipment, net	$501,127	$520,865
Note 7: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows:

	March 31,	December 31,
Dollars in thousands	2014	2013
Goodwill	$559,307	$559,307
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

	Amortization Period	March 31,	December 31,
Dollars in thousands		2014	2013
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(19,304)	(17,768)
		33,991	35,527
Developed technology	5 years	34,000	34,000
Accumulated amortization		(4,533)	(2,833)
		29,467	31,167
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(4,723)	(4,111)
		12,077	12,689
Intangible assets, net		$75,535	$79,383
Amortization expense was as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Retailer relationships	$1,536	$1,577
Developed technology	1,700	—
Other	612	440
Total amortization of intangible assets	$3,848	$2,017

Assuming no future impairment, the expected future amortization as of March 31, 2014 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2014	$3,896	$5,100	$1,837	$10,833
2015	4,012	6,800	2,419	13,231
2016	4,012	6,800	2,307	13,119
2017	4,012	6,800	2,285	13,097
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
Thereafter	10,035	—	764	10,799
Total expected amortization	$33,991	$29,467	$12,077	$75,535
Note 8: Equity Method Investments and Related Party Transactions
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”) formed for the primary purpose of developing, launching, marketing and operating a nationwide “over-the-top” video distribution service to provide consumers with access to video programming content, including linear content, delivered via broadband networks to video enabled viewing devices and offering rental of physical DVDs and Blu-ray™ discs from Redbox kiosks. Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. If a member does not make any or all of its requested capital contributions, as the case may be, the other contributing member generally may make such capital contributions. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. The following table summarizes Redbox's initial cash capital contribution and subsequent cash capital contributions representing its pro-rata share of requests made by the Joint Venture board of managers:

Dollars in thousands	Cash Contributions
First quarter of 2012	$14,000
Third quarter of 2012	10,500
First quarter of 2013	14,000
Third quarter of 2013	14,000
First quarter of 2014	10,500
Total cash capital contributions	$63,000
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

Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of March 31, 2014, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Joint Venture	$10,066	35%
SoloHealth, Inc.	1,774	10%
Equity method investments	$11,840
Our equity method investments are included within other long-term assets on our Consolidated Balance Sheets.
Since we acquired ecoATM on July 23, 2013, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment. See Note 15: Business Segments and Enterprise-Wide Information for more information.
Income (loss) from Equity Method Investments and Summarized Financial Information
Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Proportionate share of net loss of equity method investees:
Joint Venture	$(8,394)	$(5,822)
SoloHealth, Inc.	(224)	(584)
Total proportionate share of net loss of equity method investees	(8,618)	(6,406)
Amortization of difference in carrying amount and underlying equity in Joint Venture	(750)	(619)
Total income (loss) from equity method investments	$(9,368)	$(7,025)
Related Party Transactions
At March 31, 2014 and December 31, 2013, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $4.1 million and $5.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

Note 9: Debt and Other Long-Term Liabilities

	As of March 31, 2014
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Callable convertible debt	50,245	—	50,245
Revolving line of credit under Credit Facility	—	255,000	255,000
Term loans under Credit Facility	44,531	290,469	335,000
Asset retirement obligation	—	13,277	13,277
Other liabilities	—	12,017	12,017
Total	$94,776	$920,763	$1,015,539

	As of December 31, 2013
Dollars in thousands	Current	Long-term	Total
Senior unsecured notes	$—	$350,000	$350,000
Callable convertible debt	49,702	—	49,702
Term loans under Credit Facility	42,187	302,188	344,375
Asset retirement obligation	—	13,086	13,086
Other liabilities	3	12,082	12,085
Total	$91,892	$677,356	$769,248
Senior Unsecured Notes
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes”) at par for proceeds, net of expenses, of $343.8 million and the Subsidiary Guarantors would guarantee the Senior Notes (the “Guarantees”). We will use the proceeds for general corporate purposes, including but not limited to, debt retirement and acquisitions. The Senior Notes and the Guarantees are general unsecured obligations and are effectively subordinated to all of our and Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt. In addition, the Senior Notes will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Senior Notes. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2013, with the Senior Notes maturing on March 15, 2019.
We may redeem any of the Senior Notes beginning on March 15, 2016, at a redemption price of 103% of their principal amount plus accrued and unpaid interest (and additional interest, if any); then the redemption price for the Senior Notes will be 101.5% of their principal amount plus accrued and unpaid interest (and additional interest, if any) for the twelve-month period beginning March 15, 2017; and then the redemption price for the Senior Notes will be 100% of their principal amount plus accrued interest and unpaid interest (and additional interest, if any) beginning on March 15, 2018. We may also redeem some or all of the Senior Notes before March 15, 2016, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest (and additional interest, if any), to the redemption date, plus an applicable “make-whole” premium. In addition, before March 15, 2016, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at 106% of their principal amount plus accrued and unpaid interest (and additional interest, if any); the Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding.
Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Senior Notes or any portion thereof. That purchase price will equal 101% of the principal amount of the Senior Notes on the date of purchase plus accrued and unpaid interest (and additional interest, if any). If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.
The terms of the Senior Notes restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates;

or effect a consolidation or merger. However, these and other limitations set forth in the Indenture will be subject to a number of important qualifications and exceptions.
The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Senior Notes to be immediately due and payable. As of March 31, 2014, we were in compliance with the covenants of the Indenture.
During the third quarter of 2013, we filed a registration statement in order to offer to exchange up to $350.0 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes") for the same principal amount of the Original 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes will generally be freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. The registration statement was declared effective on October 7, 2013. During the fourth quarter of 2013, we completed the exchange of all of the Original notes with the Exchange notes.
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
The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of March 31, 2014, we were in compliance with the covenants of the Credit Facility.

On July 15, 2011, we borrowed $175.0 million under the Previous Facility term loan. On December 10, 2013, we borrowed $200.0 million under the Additional Term Facility. As of March 31, 2014, we had $255.0 million outstanding borrowing on the revolving line of credit. Terms of the Increased Revolving Line do not require repayment prior to 2016. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The interest rate on amounts outstanding under the Credit Facility at March 31, 2014, was 1.74%.
The term loans are subject to mandatory debt repayments of the outstanding borrowings and the Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
Remainder of 2014	$32,812
2015	46,875
2016	255,313
Total	$335,000
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) was $51.1 million at March 31, 2014 and December 31, 2013. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of March 31, 2014, we were in compliance with all covenants.
The Convertible Notes become convertible under certain circumstances (the “Conversion Event”) including when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2014, such early conversion event was met. As a result, the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. Additional details of our Convertible Notes are as follows:

Dollars in thousands	Principal	Discount	Net
Outstanding December 31, 2013	$51,148	$(1,446)	$49,702
Early extinguishments and debt conversion	(4)	—	(4)
Amortization of discount	—	547	547
Outstanding March 31, 2014	$51,144	$(899)	$50,245
The following interest expense was related to our Convertible Notes:

	Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Contractual interest expense	$511	$1,701
Amortization of debt discount	547	1,663
Total interest expense related to the Convertible Notes	$1,058	$3,364
The remaining unamortized debt discount of $0.9 million is expected to be recognized as non-cash interest expense in 2014.
Interest Expense
Total interest expense for the first quarter of 2014 and 2013 was $9.7 million and $6.7 million, respectively.

Note 10: Repurchases of Common Stock
Board Authorization
On January 30, 2014, our Board of Directors approved an additional repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. The Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares.
Repurchases
In January 2014, we repurchased 736,000 shares of our common stock with an average price of $67.93 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”). The shares repurchased under the 10b5-1 Plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.
In addition, during the three months ended March 31, 2014, we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses relating to the tender offer which expired on March 7, 2014. Fees and expenses relating to the tender offer totaled $3.8 million and were recorded as part of the cost of Treasury Stock in our Consolidated Balance Sheets.
The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2014 (1)	$201,291
Additional board authorization (1)	500,000
Proceeds from the exercise of stock options	1,981
Repurchase of common stock from open market	(49,995)
Repurchase from tender offer (2)	(370,789)
Authorized repurchase - as of March 31, 2014 (1)	$282,488

(1)
In addition to these amounts, the repurchase program approved by our Board of Directors allows for the use of cash proceeds received from the exercise of stock options by our officers, directors, and employees.

(2)	Excludes expenses of $3.8 million associated with the tender offer.
Note 11: Share-Based Payments
We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2014	2013
Share-based payments expense:
Share-based compensation - stock options	$233	$577
Share-based compensation - restricted stock	2,914	2,615
Share-based payments for content arrangements	618	1,645
Total share-based payments expense	$3,765	$4,837
Tax benefit on share-based payments expense	$1,445	$1,799

	March 31, 2014
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$1,385	2.5 years
Share-based compensation - restricted stock	35,653	2.8 years
Share-based payments for content arrangements	748	0.6 years
Total unrecognized share-based payments expense	$37,786
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2014:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	248	$45.72
Granted	—	$—
Exercised	(57)	$34.78
Cancelled, expired, or forfeited	(12)	$52.89
Outstanding, March 31, 2014	179	$48.72
Certain information regarding stock options outstanding as of March 31, 2014, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	179	103
Weighted average per share exercise price	$48.72	$45.06
Aggregate intrinsic value	$4,268	$2,828
Weighted average remaining contractual term (in years)	6.79	5.49
Restricted stock and performance based restricted stock awards
Restricted stock awards are granted to eligible employees, including executives, and non-employee directors. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors. The fair value of non-performance-based awards is based on the market price on the grant date and is recognized on a straight-line basis over the vesting period.
Awards of performance-based restricted stock made prior to 2013, once earned, vest in equal installments over three years from the date of grant. Awards of performance-based restricted stock made in and subsequent to 2013, once earned, vest in two installments over three years from the date of grant (65% of the award vests two years from the date of grant and the remaining 35% of the award vests three years from the date of grant). The restricted shares require no payment from the grantee. The fair value of performance-based awards is based on achieving specific performance conditions and is recognized over the vesting period.

The following table presents a summary of restricted stock award activity for 2014:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2013	597	$52.58
Granted	309	$72.37
Vested	(147)	$49.47
Forfeited	(51)	$55.58
Non-vested, March 31, 2014	708	$61.64
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. No restricted stock was granted for content arrangements during the three months ended March 31, 2014.
Information related to the shares of restricted stock granted as part of these agreements as of March 31, 2014, is as follows:

	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	164,346	29,002	0.3 years
Paramount	300,000	255,000	45,000	0.8 years
Total	493,348	419,346	74,002
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, $1.4 million of which was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $3.4 million in expense associated with the issuance of rights to receive cash for the three months ended March 31, 2014. The expected future recognition of expense associated with the rights to receive cash as of March 31, 2014 is as follows:

Dollars in thousands	Expense
Remainder of 2014	$9,733
2015	4,651
2016	2,998
2017	519
Total expected expense	$17,901
Note 12: Restructuring
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the plan, we discontinued three concepts in our New Ventures operating segment. Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company.  The closure of the three ventures and the workforce reductions are substantially complete as of March 31, 2014. See Note 13: Discontinued Operations for further information.

The total amount expected to be incurred in connection with the restructuring, exclusive of asset impairments, and the amount incurred during the period ended March 31, 2014 by reportable segment (on an allocated basis) and expense type is as follows:

		Amounts Incurred
Dollars in thousands	Total Estimated Expense	Three Months Ended March 31, 2014	Cumulative as of March 31, 2014
Redbox
Severance	$4,305	$534	$4,305
Coinstar
Severance	748	23	748
Discontinued Operations
Severance	1,035	164	1,035
Other	1,832	393	1,832
Total	$7,920	$1,114	$7,920
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Other expenses
Beginning Balance - December 31, 2013	$2,508	$1,418
Costs charged to expense	722	393
Costs paid or otherwise settled	(3,019)	(1,131)
Ending Balance - March 31, 2014	$211	$680
The line items in our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 in which the expenses are recorded are as follows:

Dollars in thousands	Severance Expense	Other expenses
Direct Operating	$410	$—
General and administrative	$148	$—
Loss from discontinued operations, net of tax	164	393
Total expense	$722	$393
Note 13: Discontinued Operations
Discontinuation of Certain New Ventures
During 2013, we discontinued four new venture concepts; Rubi, Crisp Market, Orango, and Star Studio. The wind-down process was substantially completed as of March 31, 2014. The results of the discontinued ventures, associated impairment and restructuring charges, net of tax, are recorded within Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income (see Note 12: Restructuring). The discontinued concepts did not meet the criteria to be classified as held for sale and accordingly the assets and liabilities are not separately presented in our Consolidated Balance Sheets.
Summary Financial Information
The disposition and operating results of the discontinued ventures are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The continuing cash flows from these operations after discontinuation are insignificant and are not segregated from cash flows from continuing operations in all periods presented in our Consolidated Statements of Cash Flows.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended March 31,
Dollars in thousands	2014	2013
Revenue	$100	$1,379

	Three Months Ended March 31,
Dollars in thousands	2014	2013
Loss from discontinued operations before income tax	(1,164)	(8,799)
Income tax benefit	453	3,396
Loss from discontinued operations, net of tax	$(711)	$(5,403)
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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended
	March 31,
In thousands	2014	2013
Weighted average shares used for basic EPS	23,944	27,493
Dilutive effect of stock options and other share-based awards	312	494
Dilutive effect of convertible debt	519	950
Weighted average shares used for diluted EPS	24,775	28,937
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	156	254
Note 15: Business Segments and Enterprise-Wide Information
Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income”). Segment operating income contains internally allocated costs of our shared service support functions, including but not limited to, corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment. Share-based payments expense related to share-based compensation granted to executives, non-employee directors and employees and expense related to the rights to receive cash issued in connection with our acquisition of ecoATM are not allocated to our segments and are included in the corporate unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.
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

During the year ended December 31, 2013, we discontinued the Rubi, Crisp Market, Orango and Star Studio concepts and accordingly their results of operations were reclassified from the New Ventures segment to Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income for all periods presented. See Note 13: Discontinued Operations for further information.
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

Dollars in thousands
Three Months Ended March 31, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$515,656	$68,753	$15,960	$—	$600,369
Expenses:
Direct operating	368,604	37,723	16,339	1,979	424,645
Marketing	5,064	1,006	829	698	7,597
Research and development	8	269	2,416	781	3,474
General and administrative	39,061	7,020	3,800	3,110	52,991
Segment operating income (loss)	102,919	22,735	(7,424)	(6,568)	111,662
Less: depreciation, amortization and other	(40,563)	(8,563)	(3,817)	—	(52,943)
Operating income (loss)	62,356	14,172	(11,241)	(6,568)	58,719
Loss from equity method investments, net	—	—	—	(9,368)	(9,368)
Interest expense, net	—	—	—	(9,645)	(9,645)
Other, net	—	—	—	(1,744)	(1,744)
Income (loss) from continuing operations before income taxes	$62,356	$14,172	$(11,241)	$(27,325)	$37,962

Dollars in thousands
Three Months Ended March 31, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$507,920	$65,383	$4	$—	$573,307
Expenses:
Direct operating	366,681	37,656	217	341	404,895
Marketing	6,199	1,053	67	67	7,386
Research and development	4	1,768	455	80	2,307
General and administrative	42,862	6,289	1,606	2,704	53,461
Segment operating income (loss)	92,174	18,617	(2,341)	(3,192)	105,258
Less: depreciation, amortization and other	(40,377)	(8,184)	(36)	—	(48,597)
Operating income (loss)	51,797	10,433	(2,377)	(3,192)	56,661
Loss from equity method investments, net	—	—	—	(7,025)	(7,025)
Interest expense, net	—	—	—	(5,533)	(5,533)
Other, net	—	—	—	59	59
Income (loss) from continuing operations before income taxes	$51,797	$10,433	$(2,377)	$(15,691)	$44,162

Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended
	March 31,
	2014	2013
Wal-Mart Stores Inc.	15.3%	15.5%
Walgreen Co.	14.2%	15.1%
The Kroger Company	9.7%	10.1%
Note 16: Fair Value
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

Fair Value at March 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$25,007	$—	$—

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$65,800	$—	$—
Money Market Demand Accounts and Investment Grade Fixed Income Securities
We determine fair value for our money market demand accounts and investment grade fixed income securities based on quoted market prices. The fair value of these assets is included in cash and cash equivalents on our Consolidated Balance Sheets.
Assets and Liabilities Measured and Reported at Fair Value on a Nonrecurring Basis
We recognize or disclose the fair value of certain assets such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.
Fair Value of Other Financial Instruments
The carrying value of our term loans approximate their fair value and falls under Level 2 of the fair value hierarchy.

We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% for similar high-yield debt at March 31, 2014, and December 31, 2013. The estimated fair value of our convertible debt was approximately $50.7 million and $50.5 million at March 31, 2014, and December 31, 2013, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.
We estimated the fair value of our senior unsecured notes outstanding using a market rate of approximately 6.0% for similar high-yield debt at March 31, 2014. The estimated fair value of our senior unsecured notes was approximately $350.0 million at March 31, 2014, and December 31, 2013 and was determined based on their stated terms, maturing on March 15, 2019, and an annual interest rate of 6.0%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
Note 17: Commitments and Contingencies
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. As of March 31, 2014, our remaining commitment is $17.2 million under this arrangement.
Letters of Credit
As of March 31, 2014, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of March 31, 2014, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. The parties are currently briefing the viability of Plaintiff’s individual claims, including her damages claim, with a hearing scheduled for July 16, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Briefing of the appeal is expected to be complete by June 17, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
Other Contingencies
During three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Note 18: Guarantor Subsidiaries
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of March 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$195,696	$11,956	$43,894	$—	$251,546
Accounts receivable, net of allowances	1,442	52,204	2,577	—	56,223
Content library	—	177,323	2,564	—	179,887
Deferred income taxes	7,056	—	15	(7,071)	—
Prepaid expenses and other current assets	17,501	28,464	672	28	46,665
Intercompany receivables	479,964	399,290	8,669	(887,923)	—
Total current assets	701,659	669,237	58,391	(894,966)	534,321
Property and equipment, net	157,449	306,919	36,759	—	501,127
Deferred income taxes	—	—	7,952	—	7,952
Goodwill and other intangible assets	250,614	384,228	—	—	634,842
Other long-term assets	11,473	12,426	431	—	24,330
Investment in related parties	847,115	4,245	—	(851,360)	—
Total assets	$1,968,310	$1,377,055	$103,533	$(1,746,326)	$1,702,572
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$14,732	$192,605	$1,882	$—	$209,219
Accrued payable to retailers	63,443	39,913	15,202	—	118,558
Other accrued liabilities	61,911	81,367	3,484	13	146,775
Current callable convertible debt	50,245	—	—	—	50,245
Current portion of long-term debt and other long-term liabilities	44,531	—	—	—	44,531
Current portion of capital lease obligations	11,621	—	368	—	11,989
Deferred income taxes	—	32,664	4	(7,056)	25,612
Intercompany payables	643,429	170,910	73,584	(887,923)	—
Total current liabilities	889,912	517,459	94,524	(894,966)	606,929
Long-term debt and other long-term liabilities	901,521	18,553	689	—	920,763
Capital lease obligations	8,303	—	409	—	8,712
Deferred income taxes	39,455	4,556	28	—	44,039
Total liabilities	1,839,191	540,568	95,650	(894,966)	1,580,443
Commitments and contingencies
Debt conversion feature	899	—	—	—	899
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	600,050	225,729	12,393	(352,635)	485,537
Treasury stock	(901,361)	—	—	—	(901,361)
Retained earnings	430,959	610,758	(6,046)	(498,725)	536,946
Accumulated other comprehensive income (loss)	(1,428)	—	1,536	—	108
Total stockholders’ equity	128,220	836,487	7,883	(851,360)	121,230
Total liabilities and stockholders’ equity	$1,968,310	$1,377,055	$103,533	$(1,746,326)	$1,702,572

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$315,250	$9,639	$46,548	$—	$371,437
Accounts receivable, net of allowances	2,029	45,672	2,595	—	50,296
Content library	37	196,695	3,136	—	199,868
Deferred income taxes	12,152	—	8	(12,160)	—
Prepaid expenses and other current assets	55,512	28,234	952	11	84,709
Intercompany receivables	180,100	355,418	5,093	(540,611)	—
Total current assets	565,080	635,658	58,332	(552,760)	706,310
Property and equipment, net	163,747	320,296	36,822	—	520,865
Deferred income taxes	—	—	6,412	31	6,443
Goodwill and other intangible assets	251,150	387,540	—	—	638,690
Other long-term assets	12,473	11,499	420	—	24,392
Investment in related parties	815,243	4,825	—	(820,068)	—
Total assets	$1,807,693	$1,359,818	$101,986	$(1,372,797)	$1,896,700
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,336	$215,703	$2,979	$—	$236,018
Accrued payable to retailers	71,085	48,126	14,929	—	134,140
Other accrued liabilities	59,444	71,607	3,076	—	134,127
Current callable convertible debt	49,702	—	—	—	49,702
Current portion of long-term debt and other long-term liabilities	42,187	3	—	—	42,190
Current portion of capital lease obligations	11,630	—	367	—	11,997
Deferred income taxes	—	35,292	—	(12,149)	23,143
Intercompany payables	315,615	154,565	70,432	(540,612)	—
Total current liabilities	566,999	525,296	91,783	(552,761)	631,317
Long-term debt and other long-term liabilities	658,032	18,748	576	—	677,356
Capital lease obligations	8,912	—	452	—	9,364
Deferred income taxes	45,307	13,190	—	31	58,528
Total liabilities	1,279,250	557,234	92,811	(552,730)	1,376,565
Commitments and contingencies
Debt conversion feature	1,446	—	—	—	1,446
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	596,995	225,016	12,393	(351,923)	482,481
Treasury stock	(476,796)	—	—	—	(476,796)
Retained earnings	407,959	577,568	(3,612)	(468,144)	513,771
Accumulated other comprehensive income (loss)	(1,161)	—	394	—	(767)
Total stockholders’ equity	526,997	802,584	9,175	(820,067)	518,689
Total liabilities and stockholders’ equity	$1,807,693	$1,359,818	$101,986	$(1,372,797)	$1,896,700

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$58,177	$528,994	$13,198	$—	$600,369
Expenses:
Direct operating	33,068	381,511	10,066	—	424,645
Marketing	1,127	5,810	660	—	7,597
Research and development	896	2,578	—	—	3,474
General and administrative	10,275	42,349	367	—	52,991
Depreciation and other	9,102	38,180	1,813	—	49,095
Amortization of intangible assets	536	3,312	—	—	3,848
Total expenses	55,004	473,740	12,906	—	541,650
Operating income (loss)	3,173	55,254	292	—	58,719
Other income (expense), net:
Loss from equity method investments, net	(224)	(9,144)	—	—	(9,368)
Interest expense, net	(9,631)	32	(46)	—	(9,645)
Other, net	1,607	345	(3,696)	—	(1,744)
Total other income (expense), net	(8,248)	(8,767)	(3,742)	—	(20,757)
Income (loss) from continuing operations before income taxes	(5,075)	46,487	(3,450)	—	37,962
Income tax benefit (expense)	2,328	(17,422)	1,018	—	(14,076)
Income (loss) from continuing operations	(2,747)	29,065	(2,432)	—	23,886
Loss from discontinued operations, net of tax	(709)	(2)	—	—	(711)
Equity in income (loss) of subsidiaries	26,631	(2,432)	—	(24,199)	—
Net Income (loss)	23,175	26,631	(2,432)	(24,199)	23,175
Foreign currency translation adjustment(1)	(267)	—	1,142	—	875
Comprehensive income (loss)	$22,908	$26,631	$(1,290)	$(24,199)	$24,050

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$55,576	$506,712	$11,019	$—	$573,307
Expenses:
Direct operating	32,760	362,942	11,450	(2,257)	404,895
Marketing	1,134	5,787	465	—	7,386
Research and development	2,616	(309)	—	—	2,307
General and administrative	7,711	43,143	350	2,257	53,461
Depreciation and other	6,792	38,740	1,048	—	46,580
Amortization of intangible assets	570	1,447	—	—	2,017
Total expenses	51,583	451,750	13,313	—	516,646
Operating income (loss)	3,993	54,962	(2,294)	—	56,661
Other income (expense), net:
Loss from equity method investments, net	(584)	(6,441)	—	—	(7,025)
Interest expense, net	(5,944)	457	(46)	—	(5,533)
Other, net	1,891	(1,804)	(28)	—	59
Total other income (expense), net	(4,637)	(7,788)	(74)	—	(12,499)
Income (loss) from continuing operations before income taxes	(644)	47,174	(2,368)	—	44,162
Income tax benefit (expense)	2,108	(18,971)	708	—	(16,155)
Income (loss) from continuing operations	1,464	28,203	(1,660)	—	28,007
Loss from discontinued operations, net of tax	(4,947)	(456)	—	—	(5,403)
Equity in income (loss) of subsidiaries	26,087	(1,660)	—	(24,427)	—
Net income (loss)	22,604	26,087	(1,660)	(24,427)	22,604
Foreign currency translation adjustment(1)	(167)	—	(1,747)	—	(1,914)
Comprehensive income (loss)	$22,437	$26,087	$(3,407)	$(24,427)	$20,690

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$23,175	$26,631	$(2,432)	$(24,199)	$23,175
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	9,111	38,180	1,813	—	49,104
Amortization of intangible assets and deferred financing fees	1,295	3,312	—	—	4,607
Share-based payments expense	2,575	1,190	—	—	3,765
Excess tax benefits on share-based payments	(1,710)	—	—	—	(1,710)
Deferred income taxes	2,927	(11,261)	(1,230)	—	(9,564)
Loss from equity method investments, net	224	9,144	—	—	9,368
Non-cash interest on convertible debt	547	—	—	—	547
Other	(130)	(11)	17	—	(124)
Equity in (income) losses of subsidiaries	(26,631)	2,432	—	24,199	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	609	(6,532)	(29)	—	(5,952)
Content library	36	19,373	572	—	19,981
Prepaid expenses and other current assets	47,126	(439)	281	(13)	46,955
Other assets	14	431	(8)	—	437
Accounts payable	(1,276)	(25,441)	(955)	—	(27,672)
Accrued payable to retailers	(7,642)	(8,213)	370	—	(15,485)
Other accrued liabilities	(13,179)	9,612	427	13	(3,127)
Net cash flows from operating activities(1)	37,071	58,408	(1,174)	—	94,305
Investing Activities:
Purchases of property and equipment	(9,239)	(15,034)	(2,385)	—	(26,658)
Proceeds from sale of property and equipment	—	831	—	—	831
Purchases of short term investments
Receipt of note receivable principal	—	—	—	—	—
Cash paid for equity investments	—	(10,500)	—	—	(10,500)
Investments in and advances to affiliates	31,807	(31,385)	(422)	—	—
Net cash flows from (used in) investing activities(1)	22,568	(56,088)	(2,807)	—	(36,327)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	—	—	—	—
Proceeds from new borrowing of Credit Facility	275,000	—	—	—	275,000
Principal payments on Credit Facility	(29,375)	—	—	—	(29,375)
Financing costs associated with Credit Facility and senior unsecured notes	—	—	—	—	—
Repurchase of convertible debt	(4)	—	—	—	(4)
Repurchases of common stock	(421,067)	—	—	—	(421,067)
Principal payments on capital lease obligations and other debt	(3,602)	(3)	(92)	—	(3,697)
Excess tax benefits related to share-based payments	1,710	—	—	—	1,710
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,588)	—	—	—	(1,588)
Net cash flows from (used in) financing activities(1)	(178,926)	(3)	(92)	—	(179,021)

	Three Months Ended March 31, 2014
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	(267)	—	1,419	—	1,152
Increase (decrease) in cash and cash equivalents	(119,554)	2,317	(2,654)	—	(119,891)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$195,696	$11,956	$43,894	$—	$251,546

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$22,604	$26,087	$(1,660)	$(24,427)	$22,604
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	7,104	38,740	1,048	—	46,892
Amortization of intangible assets and deferred financing fees	1,130	1,447	—	—	2,577
Share-based payments expense	2,655	2,182	—	—	4,837
Excess tax benefits on share-based payments	(2,069)	—	—	—	(2,069)
Deferred income taxes	7,654	3,501	(739)	—	10,416
Impairment Expense	2,546	—	—		2,546
Loss from equity method investments, net	584	6,441	—	—	7,025
Non-cash interest on convertible debt	1,663	—	—	—	1,663
Other	964	(360)	5	—	609
Equity in (income) losses of subsidiaries	(26,087)	1,660	—	24,427	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	18	2,277	10	—	2,305
Content library	440	21,648	(476)	—	21,612
Prepaid expenses and other current assets	(2,389)	(5,328)	(726)	522	(7,921)
Other assets	135	372	7	—	514
Accounts payable	11,080	(41,673)	268	354	(29,971)
Accrued payable to retailers	(8,624)	(5,775)	(298)	—	(14,697)
Other accrued liabilities	(10,454)	(16,905)	41	(522)	(27,840)
Net cash flows from operating activities(1)	8,954	34,314	(2,520)	354	41,102
Investing Activities:
Purchases of property and equipment	(12,115)	(14,667)	(6,449)	—	(33,231)
Proceeds from sale of property and equipment	26	106	—	—	132
Purchases of short term investments	(53,000)	—	—	—	(53,000)
Receipt of note receivable principal	95	—	—	—	95
Cash paid for equity investments	—	(14,000)	—	—	(14,000)
Investments in and advances to affiliates	1,249	(3,775)	2,526	—	—
Net cash flows used in investing activities(1)	(63,745)	(32,336)	(3,923)	—	(100,004)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing of Credit Facility	—	—	—	—	—
Principal payments on Credit Facility	(3,281)	—	—	—	(3,281)
Financing costs associated with Credit Facility and senior unsecured notes	(302)	—	—	—	(302)
Repurchase of convertible debt	(62,455)	—	—	—	(62,455)
Repurchases of common stock	(46,482)	—	—	—	(46,482)
Principal payments on capital lease obligations and other debt	(3,011)	(145)	(95)	—	(3,251)
Excess tax benefits related to share-based payments	2,069	—	—	—	2,069
Proceeds from exercise of stock options, net	1,093	—	—	—	1,093
Net cash flows from (used in) financing activities(1)	231,400	(145)	(95)	—	231,160

	Three Months Ended March 31, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	22	—	(1,722)	—	(1,700)
Increase (decrease) in cash and cash equivalents	176,631	1,833	(8,260)	354	170,558
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$419,120	$1,833	$32,499	$—	$453,452

(1)
During 2013 we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

Note 19: Subsequent Events
The Convertible Notes become convertible when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date (a "Conversion Event"). If there is a Conversion Event and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2014 and December 31, 2013, such Conversion Event was met. As a result, the Convertible Notes were classified as a current liability and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets.
Subsequent to March 31, 2014 we retired $10.2 million in face value of Convertible Notes, through note holders electing to convert, for $10.2 million in cash and the issuance of 104,127 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Convertible Notes is recorded as a reduction of stockholders’ equity.
As of April 28, 2014, we have received notification from certain Convertible Note holders of their intent to convert $7.5 million in principal value of notes. Upon conversion we will pay the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value above the face value determined based on a formula utilizing our stock price during a 25 consecutive trading day period from the time we receive a conversion notice and will record a loss if the fair value of the debt exceeds its net carrying value upon conversion.
On April 16, 2014, we received notice that Deborah L. Bevier will not stand for reelection as a director at the 2014 Annual Meeting of Stockholders. Ms. Bevier stated that she believes it is the right time for her to transition off the Board as part of the Board’s succession efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. While we are focused on four consumer sectors, collectively our business segments and strategic investments currently operate within five consumer sectors: Entertainment, Money, Electronics, Beauty & Consumer Packaged Goods, and Health.
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 66,040 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
Core Offerings
We have two core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash and convert coins and paper bills to stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand.

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
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Entertainment sector through our Redbox Instant by Verizon joint venture and the Health sector with our investment in Solo-Health, Inc. See Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and information regarding our acquisition of ecoATM, one of our prior strategic investments.

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

•
Leverage our existing platforms to drive new revenue opportunities. We believe that our extensive Redbox and Coinstar networks lend themselves to additional revenue opportunities with limited incremental investments. At Redbox, we launched video game rentals which leverage our existing kiosk infrastructure. In the Coinstar business we have expanded fee-free options, launched Coinstar Exchange and introduced other offerings such as with PayPal®. We will continue to develop consumer oriented products and services that take advantage of our existing points of presence.

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

Recent Events
As an element of our shareholder return initiatives, we have completed the following transactions during the first quarter of 2014:

•
During January 2014, we repurchased 736,000 shares of our common stock at an average price of $67.93 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “10b5-1 Plan”). The shares repurchased under the 10b5-1 Plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.

•
During the three months ended March 31, 2014, we executed a tender offer in which we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses. See Note 10: Repurchases of Common Stock in our Notes to Consolidated Financial Statements for more information.

Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended
	March 31,		Change
Dollars in thousands, except per share amounts	2014	2013	$	%
Revenue	$600,369	$573,307	$27,062	4.7%
Operating income	$58,719	$56,661	$2,058	3.6%
Income from continuing operations	$23,886	$28,007	$(4,121)	(14.7)%
Diluted earnings per share from continuing operations	$0.96	$0.97	$(0.01)	(1.0)%
Comparing the first quarter of 2014 to the first quarter of 2013
Revenue increased $27.1 million, or 4.7%, primarily due to:

•	$16.0 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results in the first quarter of 2014 subsequent to our acquisition of ecoATM on July 23, 2013;

•	$7.7 million increase from our Redbox segment primarily due to a 1.0% increase in same store sales along with newly installed kiosks and;

•
$3.4 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales driven by a price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013, higher volume in the U.K. due to an increased U.K. kiosk base and growth in the number of Coinstar Exchange kiosks.

Operating income increased $2.1 million, or 3.6%, primarily due to:

•	$27.1 million increase in revenue as described above;

•	Decreased operating expense in our Redbox segment primarily due to restructuring and cost containment efforts to better align our cost structure with revenue growth; partially offset by

•
Increased operating loss within our New Ventures segment which includes only the continuing operations related to our ecoATM and SAMPLEit concepts, from investments being made to scale the ecoATM business. Our New Ventures segment revenue and expense growth was primarily attributable to the results of ecoATM being included within New Ventures since its acquisition on July 23, 2013; and

•	Increased share based expense not allocated to our segments primarily as a result of $3.4 million in expense associated with rights to receive cash issued as a part of the acquisition of ecoATM.
Income from continuing operations decreased $4.1 million, or 14.7%, primarily due to:

•	Increased interest expense primarily due to the $350.0 million in Senior Notes we issued on March 12, 2013; and

•	Increased loss from equity method investments; partially offset by

•	Increased operating income as described above; and

•	Decreased income tax expense.
Share-Based Payments and Rights to Receive Cash
Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and restricted stock to our employees. In connection with our acquisition of ecoATM, we also granted certain rights to receive cash. We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expenses associated with share-based compensation to our executives, non-employee directors, employees and related to the rights to receive cash issued in connection with our acquisition of ecoATM are part of our shared services support function and are not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table.

Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended
	March 31,		Change
Dollars in thousands	2014	2013	$	%
Direct operating	$1,979	$341	$1,638	480.4%
Marketing	698	67	631	NM*
Research and development	781	80	701	876.3%
General and administrative	3,110	2,704	406	15.0%
Total	$6,568	$3,192	$3,376	105.8%
* Not meaningful
Unallocated share-based compensation and rights to receive cash expense increased $3.4 million, or 105.8%, primarily due to:

•	rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013, and

•	changes in the fair value of restricted stock awards granted.
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
Management utilizes segment revenue and segment operating income to evaluate the health of our business segments and in consideration of allocating resources among our business segments. Specifically, our CEO evaluates segment revenue and segment operating income, and assesses the performance of each business segment based on these measures, as well as, among other things, the prospects of each of the segments and how they fit into our overall strategy. Our CEO then decides how resources should be allocated among our business segments. For example, if a segment’s revenue increases more than expected, our CEO may consider allocating more financial or other resources to that segment in the future. We periodically evaluate our shared services support function’s allocation methods used for segment reporting purposes, which may result in changes to segment allocations in future periods.
We also review same store sales, which we calculate for our segments on a location basis. Most of our locations have a single kiosk, but in locations with a high-performing kiosk, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year. The same store sales metric is not applicable to our ecoATM business because transactions at the kiosk are for product acquisition, not sales.

Detailed financial information about our business segments, including significant customer relationships is provided in Note 15: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended
Dollars in thousands, except net revenue per rental amounts	March 31,		Change
	2014	2013	$	%
Revenue	$515,656	$507,920	$7,736	1.5%
Expenses:
Direct operating	368,604	366,681	1,923	0.5%
Marketing	5,064	6,199	(1,135)	(18.3)%
Research and development	8	4	4	100.0%
General and administrative	39,061	42,862	(3,801)	(8.9)%
Segment operating income	102,919	92,174	10,745	11.7%
Less: depreciation and amortization	(40,563)	(40,377)	(186)	0.5%
Operating income	$62,356	$51,797	$10,559	20.4%
Operating income as a percentage of revenue	12.1%	10.2%
Same store sales growth (decline)	1.0%	(11.8)%
Effect on change in revenue from same store sales growth (decline)	$4,833	$(58,634)	$63,467	NM**
Ending number of kiosks*	44,100	43,700	400	0.9%
Total rentals (in thousands)*	199,972	197,543	2,429	1.2%
Net revenue per rental	$2.58	$2.56	$0.02	0.8%

*
Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition which occurred on June 22, 2012. We acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and we removed but did not replace 1,500 more. As a result, there were approximately 300 of these kiosks still in service at March 31, 2013. In the first quarter of 2013, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.7 million from 0.8 million rentals. These kiosks were subsequently removed, and thus had no impact on the first quarter of 2014.

**	Not meaningful

Comparing first quarter 2014 to first quarter 2013
Revenue increased $7.7 million, or 1.5%, primarily due to the following:

•	$5.6 million from newly installed or relocated kiosks including the replacement of NCR kiosks; and

•
$4.8 million increase from a 1.0% increase in same store sales due primarily to stronger movie titles released in the first quarter of 2014. The first quarter 2014 total box office (calculated as the total box office of titles with total North American box office receipts of at least $5.0 million) was 27.0% higher than the first quarter of 2013 despite a weak box office in February 2014 as the studios released fewer new titles during the 2014 Winter Olympics. The comparable performance of the content library is continually affected by the timing of the release slate and the relative attractiveness of titles in a particular quarter or year.

•	The increases were partially offset by $2.7 million of revenue in the first quarter of 2013 from kiosks acquired from NCR that were subsequently closed and removed from service.
In addition to the increase in total disc rentals, net revenue per rental increased $0.02 to $2.58 primarily due to continued growth in Blu-ray mix, a 38.1% reduction in promotional dollars as Redbox continued efforts implemented in the fourth quarter of 2013 to increase promotional efficiency through customer-specific offerings, and stabilization in single night rentals. This was partially offset by a shift in the mix of total disc rentals as video game rentals, which have a higher daily rental fee, decreased from 2.2% to 1.4% of total disc rentals. Video game rentals were 33.0% lower in the first quarter of 2014 driven by a lighter release slate due primarily to shifts in the video game release schedule. The market shift in the availability of titles is primarily driven by the release of the new generation gaming consoles in the fourth quarter of 2013.
Blu-ray rentals continued prior trends with the number of rentals increasing 28.0% from the first quarter of 2013 to another all-time high of 15.2% of total disc rentals in the first quarter of 2014. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand.
Operating income increased $10.6 million, or 20.4%, primarily due to the following:

•	$7.7 million increase in revenue as described above;

•	$3.8 million decrease in general and administrative expenses primarily due expense reductions attributable to corporate restructuring and general cost containment initiatives;

•	$1.9 million increase in direct operating expenses primarily due to;

◦
Product costs increased $3.9 million to $227.3 million in the first quarter of 2014 resulting in a 0.1% decrease in gross margin from 56.0% for the first quarter of 2013 to 55.9% for the first quarter of 2014. Gross margin in the first quarter of 2014 benefited by decreases in promotional dollars, strong movie content in the first quarter of 2014 despite a light February release schedule due to the Winter Olympics, the closing of the underperforming NCR kiosks during and subsequent to the first quarter of 2013, and a $1.0 million decrease in studio-related share-based expenses primarily due to a lower number of unvested shares on the last day of the calculation period. The benefits were offset by increases in revenue share and a $1.2 million increase in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements. The first quarter of 2013 also benefited from an $11.4 million reduction in a loss contingency that had been previously expensed in 2012.

◦
Decreases in repair and maintenance expenses due to cost containment measures and decreased overall payment card processing fees that are charged on a per transaction basis and fluctuate based on basket sizes;

◦	Direct operating expenses as a percent of revenue for 2014 were 71.5% as compared to 72.2% in the prior period.

•
$1.1 million decrease in marketing costs due to cost containment initiatives and moving from more expensive general awareness marketing campaigns to more efficient title and customer-specific marketing campaigns;

•
$0.2 million increase in depreciation and amortization expenses primarily due additional depreciation from the continued investment in our technology infrastructure, investment in Canada operations, investment technology to support Redbox Instant by Verizon, and hardware upgrades to existing kiosks. These increases were almost entirely offset by the completed depreciation of existing kiosks.

Coinstar

	Three Months Ended
Dollars in thousands, except average transaction size	March 31,		Change
	2014	2013	$	%
Revenue	$68,753	$65,383	$3,370	5.2%
Expenses:
Direct operating	37,723	37,656	67	0.2%
Marketing	1,006	1,053	(47)	(4.5)%
Research and development	269	1,768	(1,499)	(84.8)%
General and administrative	7,020	6,289	731	11.6%
Segment operating income	22,735	18,617	4,118	22.1%
Less: Depreciation and amortization	(8,563)	(8,184)	(379)	4.6%
Operating income	$14,172	$10,433	$3,739	35.8%
Operating income as a percentage of revenue	20.6%	16.0%
Same store sales growth	3.1%	0.2%
Ending number of kiosks	21,000	20,600	400	1.9%
Total transactions (in thousands)	16,588	17,387	(799)	(4.6)%
Average transaction size	$40.76	$39.22	$1.54	3.9%
Comparing first quarter 2014 to first quarter 2013
Revenue increased $3.4 million, or 5.2%, primarily due to growth of U.S. same store sales, higher volume in the U.K. due to an increased U.K. kiosk base and a growth in the number of Coinstar Exchange kiosks. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013. The impact from the price increase was partially offset by lower U.S. volume, mostly experienced in markets with inclement weather conditions in the first half of the quarter. The average coin-to-voucher transaction size continued to increase while overall transactions have declined.
Operating income increased $3.7 million, or 35.8%, primarily due to the following:

•	$3.4 million increase in revenue as described above;

•
$1.5 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar Exchange as we place these types of kiosks into market; partially offset by

•	$0.7 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business, and

•	$0.4 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our technology infrastructure.

New Ventures

	Three Months Ended
Dollars in thousands	March 31,
	2014	2013	Change
Revenue	$15,960	$4	$15,956
Expenses:
Direct operating	16,339	217	16,122
Marketing	829	67	762
Research and development	2,416	455	1,961
General and administrative	3,800	1,606	2,194
Segment operating loss	(7,424)	(2,341)	(5,083)
Less: depreciation and amortization	(3,817)	(36)	(3,781)
Operating loss	$(11,241)	$(2,377)	$(8,864)
Ending number of kiosks	940	2	938
Comparing first quarter 2014 to first quarter 2013
On July 23, 2013 we completed the acquisition of ecoATM. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices. Also during 2013; with the exception of our product sampling kiosk venture, SAMPLEit, and the newly acquired ecoATM; we discontinued all other ventures and reclassified their results of operations to discontinued operations for all periods presented. See Note 13: Discontinued Operations for more information. The New Ventures results of operations presented here represent allocated corporate expenses, the results of SAMPLEit in the first quarter of 2013 and the results of ecoATM and SAMPLEit in the first quarter of 2014.
Revenue increased $16.0 million primarily due to the acquisition of ecoATM as previously described.
Operating loss increased $8.9 million primarily due to the following;

•
$16.1 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers for use of their space. As we install additional ecoATM kiosks and our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$3.8 million increase in depreciation and amortization expense from depreciation on our installed kiosks and amortization expense related to certain ecoATM intangible assets acquired as part of the business combination;

•
$2.2 million increase in general and administrative expense primarily due to higher expenses related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system, and overall higher costs to support the continued growth in our installed kiosk base;

•	$2.0 million increase in research and development expense at ecoATM due to continued development of our kiosk hardware and software platforms; and

•	$0.8 million increase in marketing costs primarily due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base, partially offset by

•	$16.0 million increase in revenue described above.

Loss from equity method investments
Comparing first quarter 2014 to first quarter 2013
Loss from equity method investments increased to $9.4 million from $7.0 million primarily due to an increased loss from our investment in Redbox Instant by Verizon. In the near term, we expect continued losses from our equity method investments.
Additional financial information about our equity method investments is provided in Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Interest Expense, Net

Dollars in thousands	Three Months Ended
	March 31,		Change
	2014	2013	$	%
Cash interest expense	$8,359	$2,907	$5,452	187.5%
Non-cash interest expense	1,306	1,810	(504)	(27.8)%
Loss from early retirement of debt	—	1,938	(1,938)	NM*
Interest income	(20)	(1,122)	1,102	(98.2)%
Total interest expense, net	$9,645	$5,533	$4,112	74.3%
 *Not Meaningful
Comparing first quarter 2014 to first quarter 2013
Interest expense, net increased $4.1 million, or 74.3%, primarily due to interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013. This was partially offset by a $1.9 million decrease in losses from the early extinguishment or conversion of debt. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.
Income Tax Expense
Our effective tax rate was 37.1% and 36.6% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate in both three month periods was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes partially offset by discrete benefits.
Non-GAAP Financial Measures
Non-GAAP measures may be provided as a complement to results provided in accordance with United States generally accepted accounting principles (“GAAP”).
We use the following non-GAAP financial measures to evaluate our financial results:

•	Core adjusted EBITDA from continuing operations;

•	Core diluted earnings per share (“EPS”) from continuing operations;

•	Free cash flow; and

•	Net debt and net leverage ratio.
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

Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) restructuring costs associated with actions to reduce costs in our continuing operations primarily through workforce reductions across the Company, ii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iii) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control, and iv) a tax benefit related to a net operating loss adjustment ("Non-Core Adjustments").
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended		Change
	March 31,
Dollars in thousands	2014	2013	$	%
Net income from continuing operations	$23,886	$28,007	$(4,121)	(14.7)%
Depreciation, amortization and other	52,943	48,597	4,346	8.9%
Interest expense, net	9,645	5,533	4,112	74.3%
Income taxes	14,076	16,155	(2,079)	(12.9)%
Share-based payments expense(1)	3,765	4,837	(1,072)	(22.2)%
Adjusted EBITDA from continuing operations	104,315	103,129	1,186	1.2%
Non-Core Adjustments:
Restructuring costs	469	—	469	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	3,421	—	3,421	NM*
Loss from equity method investments	9,368	7,025	2,343	33.4%
Core adjusted EBITDA from continuing operations	$117,573	$110,154	$7,419	6.7%
 *     Not Meaningful

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing first quarter 2014 to first quarter 2013
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased segment operating income in our Redbox and Coinstar segments partially offset by increased segment operating losses in our New Ventures segment. The other components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended		Change
	March 31,
	2014	2013	$	%
Diluted EPS from continuing operations	$0.96	$0.97	$(0.01)	(1.0)%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	0.01	—	0.01	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	0.11	—	0.11	NM*
Loss from equity method investments	0.23	0.15	0.08	53.3%
Tax benefit from net operating loss adjustment	(0.04)	—	(0.04)	NM*
Core diluted EPS from continuing operations	$1.27	$1.12	$0.15	13.4%
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

	Three Months Ended
	March 31,		Change
Dollars in thousands	2014	2013	$	%
Net cash provided by operating activities	$94,305	$41,102	$53,203	129.4%
Purchase of property and equipment	(26,658)	(33,231)	6,573	(19.8)%
Free cash flow	$67,647	$7,871	$59,776	759.4%
An analysis of our net cash from operating activities and used in investing and financing activities is provided below.
Net Debt and Net Leverage Ratio
Our non-GAAP financial measure net debt is defined as the total face value of outstanding debt, including capital leases, less cash and cash equivalents held in financial institutions domestically. Our non-GAAP financial measure net leverage ratio is defined as net debt divided by core adjusted EBITDA from continuing operations for the last twelve months (LTM). We believe net debt and net leverage ratio are important non-GAAP measures because they:

•	are used to assess the degree of leverage by management;

•
provide additional information to users of the financial statements regarding our ability to service, incur or pay down indebtedness and repurchase our securities as well as additional information about our capital structure; and

•	are reported quarterly to support covenant compliance under our credit agreement.

A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	March 31,	December 31,	Change
Dollars in thousands	2014	2013	$	%
Senior unsecured notes	$350,000	$350,000	$—	—%
Term loans	335,000	344,375	(9,375)	(2.7)%
Revolving line of credit	255,000	—	255,000	NM*
Convertible debt(1)	51,144	51,148	(4)	—%
Capital leases	20,701	21,361	(660)	(3.1)%
Total principal value of outstanding debt including capital leases	1,011,845	766,884	244,961	31.9%
Less domestic cash and cash equivalents held in financial institutions	(90,863)	(199,027)	108,164	(54.3)%
Net debt	920,982	567,857	353,125	62.2%
LTM Core adjusted EBITDA from continuing operations(2)	$499,071	$491,652	$7,419	1.5%
Net leverage ratio	1.85	1.15
*     Not Meaningful
(1) The convertible debt balance on our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 included $0.9 million and $1.4 million, respectively, in associated debt discount.
(2) LTM Core Adjusted EBITDA from continuing operations for the twelve months ended March 31, 2014 and December 31, 2013 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the three months ended March 31, 2014	$117,573
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2013(A)	491,652
Less: Core adjusted EBITDA from continuing operations for the three months ended March 31, 2013	(110,154)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended March 31, 2014	$499,071

(A)
Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2013 is obtained from our Annual Report on Form 10-K for the period ended December 31, 2013, where it is reconciled to net income from continuing operations, the most comparable GAAP financial measure, and represents the LTM core adjusted EBITDA from continuing operations we use in our calculation of net leverage ratio as of December 31, 2013.

Liquidity and Capital Resources
We believe our existing cash, cash equivalents and amounts available to us under our Credit Facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox, Coinstar or New Venture kiosks generate lower than anticipated revenue or operating results, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements, and cash required to fund potential future acquisitions, investment or capital returns to shareholders such as through share repurchases. We intend to continually explore ways to enhance our capital structure, including through potential debt issuances, which we may use to add cash to our balance sheet, for general corporate purposes or to fund repayment of our existing debt.

The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $53.2 million primarily due to the following:

•
$71.1 million increase in net cash inflows from changes in working capital primarily due to changes in prepaid expenses, including a cash tax refund in the amount of $24.0 million received in January 2014, and other current assets and other accrued liabilities; and

•	$0.6 million increase in net income to $23.2 million primarily due to:

◦	$4.7 million decrease in loss from discontinued operations,

◦	$2.1 million increase in operating income, and

◦	$2.1 million decrease in income tax expense; partially offset by

◦	$4.1 million increase in interest expense, net,

◦	$2.3 million increase in losses from our equity method investments, and

◦	$1.8 million increase in other expenses

•	$18.5 million decrease in net non-cash expenses included in net income primarily due to the impact of deferred taxes.
Net Cash used in Investing Activities
We used $36.3 million of net cash in our investing activities primarily due to the following:

•
$26.7 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology primarily related to our Enterprise Resource Planning implementation; and

•	$10.5 million used for capital contributions to our Redbox Instant by Verizon Joint Venture.
Net Cash used in Financing Activities
We used $179.0 million of net cash from our financing activities primarily due to the following:

•	$421.1 million used to repurchase our common stock;

•	$29.4 million used for repayments of our Credit Facility;

•	$3.7 million used to pay capital lease obligations and other debt;

•	$275.0 million from borrowings from our Credit Facility primarily to fund share repurchases;
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of March 31, 2014, our cash and cash equivalent balance was $251.5 million, of which $78.1 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Debt
Debt comprises the following:

	March 31,	December 31,
Dollars in thousands	2014	2013
Senior unsecured notes	$350,000	$350,000
Revolving line of credit under Credit Facility	255,000	—
Term loans under Credit Facility	335,000	344,375
Convertible debt (outstanding face value)	51,144	51,148
Total debt	$991,144	$745,523

Senior Unsecured Notes
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture (the “Indenture”) with Wells Fargo Bank, National Association, as trustee, pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes”) at par for proceeds, net of expenses, of $343.8 million and the Subsidiary Guarantors would guarantee the Senior Notes (the “Guarantees”). We will use the proceeds for general corporate purposes, including but not limited to, debt retirement and acquisitions. The Senior Notes and the Guarantees are general unsecured obligations and are effectively subordinated to all of our and Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt. In addition, the Senior Notes will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Senior Notes. Interest on the Senior Notes is payable on March 15 and September 15 of each year, beginning on September 15, 2013, with the Senior Notes maturing on March 15, 2019.
We may redeem any of the Senior Notes beginning on March 15, 2016, at a redemption price of 103% of their principal amount plus accrued and unpaid interest (and additional interest, if any); then the redemption price for the Senior Notes will be 102% of their principal amount plus accrued and unpaid interest (and additional interest, if any) for the twelve-month period beginning March 15, 2017; and then the redemption price for the Senior Notes will be 100% of their principal amount plus accrued interest and unpaid interest (and additional interest, if any) beginning on March 15, 2018. We may also redeem some or all of the Senior Notes before March 15, 2016, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest (and additional interest, if any), to the redemption date, plus an applicable “make-whole” premium. In addition, before March 15, 2016, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds of certain equity offerings at 106% of their principal amount plus accrued and unpaid interest (and additional interest, if any); the Company may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding.
Upon a change of control (as defined in the Indenture), we will be required to make an offer to purchase the Senior Notes or any portion thereof. That purchase price will equal 101% of the principal amount of the Senior Notes on the date of purchase plus accrued and unpaid interest (and additional interest, if any). If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.
The terms of the Senior Notes restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the Indenture will be subject to a number of important qualifications and exceptions.
The Indenture provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the Indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ Guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the Indenture, either the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare the principal amount plus accrued and unpaid interest on the Senior Notes to be immediately due and payable. As of March 31, 2014, we were in compliance with the covenants of the Indenture.
During the third quarter of 2013, we filed a registration statement in order to offer to exchange up to $350.0 million in aggregate principal amount of registered 6.000% senior notes due 2019 ("Exchange notes") for the same principal amount of the Original 6.000% senior notes ("Original notes"). The terms of the Exchange notes are substantially identical to the terms of the Original notes, except that the Exchange notes will generally be freely transferable and do not contain certain terms with respect to registration rights and liquidated damages. The registration statement was declared effective on October 7, 2013. During the fourth quarter of 2013, we completed the exchange of all of the Original notes with the Exchange notes. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

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
The Credit Facility is secured by a first priority security interest in substantially all of our assets and the assets of our domestic subsidiaries, as well as a pledge of a substantial portion of certain equity interests in our subsidiaries. As of March 31, 2014, we were in compliance with the covenants of the Credit Facility.
On July 15, 2011, we borrowed $175.0 million under the Previous Facility term loan. On December 10, 2013, we borrowed $200.0 million under the Additional Term Facility. As of March 31, 2014, we had $255.0 million outstanding borrowing on the Increased Revolving Line. Terms of the Increased Revolving Line do not require repayment prior to 2016. The annual interest rate on the Credit Facility is variable, based on an index plus a margin determined by our consolidated net leverage ratio. The interest rate on amounts outstanding under the Credit Facility at March 31, 2014, was 1.74%.
The term loans are subject to mandatory debt repayments of the outstanding borrowings and the Credit Facility matures on July 15, 2016, at which time all outstanding borrowings must be repaid. The schedule of future principal repayments is as follows:

Dollars in thousands	Repayment Amount
Remainder of 2014	$32,812
2015	46,875
2016	255,313
Total	$335,000

Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) is $51.1 million. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of March 31, 2014, we were in compliance with all covenants.
The Convertible Notes become convertible under certain circumstances (the “Conversion Event”) including when the closing price of our common stock exceeds $52.38, 130% of the Convertible Notes’ conversion price, for at least 20 trading days during the 30 consecutive trading days prior to each quarter-end date. If the Convertible Notes become convertible and should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. As of March 31, 2014, such early conversion event was met. As a result, the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information on our debt instruments. As of March 31, 2014, we were in compliance with all debt covenants.
Letters of Credit
As of March 31, 2014, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through 2014, are used to collateralize certain obligations to third parties. As of March 31, 2014, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Contractual Payment Obligations
As of March 31, 2014, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2013 Form 10-K.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2013 Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In the second quarter of 2013, we updated our methodology for amortizing our Redbox content library. The amortization charges are still recorded on an accelerated basis and substantially all of the amortization expense is recognized within one year of purchase. Our updated methodology is more precise in the utilization of our rental curves, which incorporate thinning estimates in amortizing content costs. We update our rental curves on a quarterly basis to better reflect changes in these rental curves prospectively. See Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.
The preceding explanation of the updated in amortization methodology for our Redbox content library is included here because it impacts the comparability of first quarter 2014 and 2013 results of operations. There have been no material changes to the critical accounting policies previously disclosed in our 2013 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our reported market risks and risk management policies since the filing of our 2013 Form 10-K.

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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. The parties are currently briefing the viability of Plaintiff’s individual claims, including her damages claim, with a hearing scheduled for July 16, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. Briefing of the appeal is expected to be complete by June 17, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2013 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2014:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
1/1/14 - 1/31/14	737,837		$67.92	736,000	$651,657	(3)
2/1/14 - 2/28/14	44,863		$71.30	—	$652,573
3/1/14 - 3/31/14	5,294,976		$70.07	5,291,701	$282,488
	6,077,676	(1)		6,027,701

(1)
Includes 49,975 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Dollars in thousands

(3)
As of December 31, 2013, the maximum approximate dollar value of shares that could be purchased under the plans or programs was $201.3 million plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. On January 30, 2014, our Board of Directors approved an additional repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

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

Exhibit Number	Description of Document

4.1	Supplemental Indenture, dated as of December 19, 2013, among CUHL Holdings, LLC, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association

4.2	Supplemental Indenture, dated as of August 30, 2013, among ecoATM, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association

10.1*	Offer Letter for Mark Horak, dated January 28, 2014.

10.2*	Employment Agreement between Redbox Automated Retail, LLC and Mark Horak, dated March 17, 2014.

10.3*	Change of Control Agreement between Outerwall Inc. and Mark Horak, dated March 17, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
  * Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
May 1, 2014