Form 10-Q
period 2014-06-30
OUTERWALL INC
filed 2014-07-31
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $0.001 par value	19,856,628

OUTERWALL INC.
FORM 10-Q

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$233,226	$371,437
Accounts receivable, net of allowances of $1,493 and $1,826	44,968	50,296
Content library	152,382	199,868
Prepaid expenses and other current assets	63,645	84,709
Total current assets	494,221	706,310
Property and equipment, net	475,740	520,865
Deferred income taxes	8,277	6,443
Goodwill and other intangible assets, net	630,995	638,690
Other long-term assets	9,725	19,075
Total assets	$1,618,958	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$160,086	$236,018
Accrued payable to retailers	127,773	134,140
Other accrued liabilities	131,044	134,127
Current portion of long-term debt and other long-term liabilities	53,008	103,889
Deferred income taxes	31,432	23,143
Total current liabilities	503,343	631,317
Long-term debt and other long-term liabilities	981,717	681,403
Deferred income taxes	36,937	58,528
Total liabilities	1,521,997	1,371,248
Commitments and contingencies (Note 17)
Debt conversion feature	163	1,446
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,627,171 and 36,356,357 shares issued;
19,865,273 and 26,150,900 shares outstanding;	479,494	482,481
Treasury stock	(941,167)	(476,796)
Retained earnings	558,699	513,771
Accumulated other comprehensive loss	(228)	(767)
Total stockholders’ equity	96,798	518,689
Total liabilities and stockholders’ equity	$1,618,958	$1,891,383

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$549,170	$553,050	$1,149,539	$1,126,357
Expenses:
Direct operating(1)	386,059	363,950	810,704	768,845
Marketing	9,783	7,122	17,380	14,508
Research and development	3,412	2,354	6,886	4,661
General and administrative	48,974	54,294	101,965	107,755
Depreciation and other	49,180	47,331	98,275	93,911
Amortization of intangible assets	3,847	1,877	7,695	3,894
Total expenses	501,255	476,928	1,042,905	993,574
Operating income	47,915	76,122	106,634	132,783
Other income (expense), net:
Loss from equity method investments, net (Note 8)	(10,541)	(9,629)	(19,909)	(16,654)
Interest expense, net	(12,929)	(12,018)	(22,574)	(17,551)
Other, net	2,902	(980)	1,158	(921)
Total other expense, net	(20,568)	(22,627)	(41,325)	(35,126)
Income from continuing operations before income taxes	27,347	53,495	65,309	97,657
Income tax expense	(5,537)	(3,082)	(19,613)	(19,237)
Income from continuing operations	21,810	50,413	45,696	78,420
Loss from discontinued operations, net of tax (Note 13)	(57)	(3,556)	(768)	(8,959)
Net income	21,753	46,857	44,928	69,461
Foreign currency translation adjustment(2)	(336)	(242)	539	(2,156)
Comprehensive income	$21,417	$46,615	$45,467	$67,305
Basic earnings (loss) per share:
Continuing operations	$1.12	$1.84	$2.10	$2.86
Discontinued operations	—	(0.13)	(0.03)	(0.33)
Basic earnings per share	$1.12	$1.71	$2.07	$2.53
Diluted earnings (loss) per share:
Continuing operations	$1.08	$1.77	$2.03	$2.73
Discontinued operations	—	(0.13)	(0.03)	(0.31)
Diluted earnings per share	$1.08	$1.64	$2.00	$2.42
Weighted average shares used in basic per share calculations	19,541	27,438	21,730	27,465
Weighted average shares used in diluted per share calculations (Note 14)	20,181	28,537	22,488	28,737

(1)
“Direct operating” excludes depreciation and other of $32.2 million and $64.5 million for the three and six months ended June 30, 2014, respectively, and $31.3 million and $64.3 million for the three and six months ended June 30, 2013, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three and six months ended June 30, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
Balance, March 31, 2014	20,390,589	$485,537	$(901,361)	$536,946	$108	$121,230
Proceeds from exercise of stock options, net	26,924	809	—	—	—	809
Adjustments related to tax withholding for share-based compensation	(3,982)	(267)	—	—	—	(267)
Share-based payments expense	(19,479)	3,079	—	—	—	3,079
Excess tax benefit on share-based compensation expense	—	514	—	—	—	514
Repurchases of common stock	(711,556)	—	(50,000)	—	—	(50,000)
Conversion of callable convertible debt, net of tax	182,777	(10,914)	10,194	—	—	(720)
Adjustment of debt conversion feature classified as temporary equity	—	736	—	—	—	736
Net income	—	—	—	21,753	—	21,753
Foreign currency translation adjustment(1)	—	—	—	—	(336)	(336)
Balance, June 30, 2014	19,865,273	$479,494	$(941,167)	$558,699	$(228)	$96,798

(1)	Foreign currency translation adjustment has no tax effect for the three months ended June 30, 2014.

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
Balance, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689
Proceeds from exercise of stock options, net	83,877	2,790	—	—	—	2,790
Adjustments related to tax withholding for share-based compensation	(53,957)	(3,815)	—	—	—	(3,815)
Share-based payments expense	240,894	6,844	—	—	—	6,844
Excess tax benefit on share-based compensation expense	—	825	—	—	—	825
Repurchases of common stock	(6,739,257)	—	(474,569)	—	—	(474,569)
Conversion of callable convertible debt, net of tax	182,816	(10,914)	10,198	—	—	(716)
Adjustment of debt conversion feature classified as temporary equity	—	1,283	—	—	—	1,283
Net income	—	—	—	44,928	—	44,928
Foreign currency translation adjustment(1)	—	—	—	—	539	539
Balance, June 30, 2014	19,865,273	$479,494	$(941,167)	$558,699	$(228)	$96,798

(1)	Foreign currency translation adjustment has no tax effect for the six months ended June 30, 2014.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating Activities:
Net income	$21,753	$46,857	$44,928	$69,461
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	49,154	47,617	98,258	94,509
Amortization of intangible assets	3,847	1,877	7,695	3,894
Share-based payments expense	3,079	3,843	6,844	8,680
Windfall excess tax benefits related to share-based payments	(243)	(960)	(1,953)	(3,029)
Deferred income taxes	(5,440)	(47,327)	(15,004)	(36,911)
Impairment expense	—	130	—	2,676
Loss from equity method investments, net	10,541	9,629	19,909	16,654
Amortization of deferred financing fees and debt discount	1,216	1,824	2,522	4,047
Loss from early extinguishment of debt	1,963	4,011	1,963	5,949
Other	(1,040)	(482)	(1,164)	(1,811)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	11,283	(4,955)	5,331	(2,650)
Content library	27,505	(16,700)	47,486	4,912
Prepaid expenses and other current assets	(24,952)	(2,690)	22,003	(10,611)
Other assets	599	388	1,036	902
Accounts payable	(43,605)	(40,389)	(70,995)	(55,458)
Accrued payable to retailers	8,762	14,424	(6,723)	(273)
Other accrued liabilities	(1,589)	13,077	(4,716)	(14,763)
Net cash flows from operating activities(1)	62,833	30,174	157,420	86,178
Investing Activities:
Purchases of property and equipment	(26,076)	(36,111)	(53,016)	(84,244)
Proceeds from sale of property and equipment	962	12,700	1,793	12,832
Net sales (purchases) of short term investments	—	43,000	—	(10,000)
Receipt of note receivable principal	—	—	—	95
Cash paid for equity investments	—	—	(10,500)	(14,000)
Net cash flows from (used in) investing activities(1)	(25,114)	19,589	(61,723)	(95,317)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	295,500	343,769
Proceeds from new borrowing on Credit Facility	230,000	—	505,000	—
Principal payments on Credit Facility	(505,000)	(3,281)	(534,375)	(6,562)
Financing costs associated with Credit Facility and senior unsecured notes	(2,082)	(142)	(2,082)	(444)
Conversion of convertible debt	(17,720)	(107,179)	(17,724)	(169,634)
Repurchases of common stock(2)	(53,413)	(24,906)	(474,480)	(71,388)
Principal payments on capital lease obligations and other debt	(3,384)	(4,200)	(7,081)	(7,451)
Windfall excess tax benefits related to share-based payments	243	960	1,953	3,029
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	563	5,652	(1,025)	6,745
Net cash flows from (used in) financing activities(1)	(55,293)	(133,096)	(234,314)	98,064

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Effect of exchange rate changes on cash	(746)	126	406	(1,574)
Increase (decrease) in cash and cash equivalents	(18,320)	(83,207)	(138,211)	87,351
Cash and cash equivalents:
Beginning of period	251,546	453,452	371,437	282,894
End of period	$233,226	$370,245	$233,226	$370,245

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,198	$1,502	$17,210	$5,910
Cash paid during the period for income taxes, net	$32,853	$44,193	$9,189	$44,998
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$2,467	$2,160	$5,513	$5,615
Purchases of property and equipment included in ending accounts payable	$1,724	$9,460	$1,724	$9,460
Common stock issued on conversion of callable convertible debt	$12,715	$14,278	$12,715	$14,278
Non-cash debt issue costs(3)	$6,069	$—	$6,069	$6,231

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

(2)
The total cost of repurchases of common stock during the three and six months ended June 30, 2014 was $50.0 million and $474.6 million, respectively, which includes $3.8 million in fees and expenses relating to the tender offer recorded as part of the cost of treasury stock in our Consolidated Balance Sheets. See Note 10: Repurchases of Common Stock for more information.

(3)
2014 Non-cash debt issue costs includes $4.5 million of debt discount and $1.5 million in deferred financing fees associated with our issuance of $300.0 million senior unsecured notes due 2021 and $0.1 million of deferred financing fees associated with the refinancing of our credit facility.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2013, is derived from our 2013 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements include the accounts of Outerwall Inc. and our wholly-owned subsidiaries. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements

During the second quarter of 2014, we identified adjustments to prior periods related to the amount of purchases of property and equipment included in ending accounts payable which impact the amounts presented as cash paid for purchases of property and equipment in the investing activities section of our consolidated statements of cash flows, the change in accounts payable within the operating activities section of the cash flow statement and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. We concluded that the error was not material to any of our prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality. We applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised the prior period financial statements presented.

The impact of the immaterial error on our prior period consolidated statements of cash flows is presented in the following table:

	As Reported		Adjustment		As Revised
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Dollars in thousands	June 30, 2013		June 30, 2013		June 30, 2013
Cash flows from changes in operating assets and liabilities:
Accounts payable	$(41,001)	$(70,972)	$612	$15,514	$(40,389)	$(55,458)
Net cash flows from operating activities	$29,562	$70,664	$612	$15,514	$30,174	$86,178
Investing Activities:
Purchases of property and equipment	$(35,499)	$(68,730)	$(612)	$(15,514)	$(36,111)	$(84,244)
Net cash flows from investing activities	$20,201	$(79,803)	$(612)	$(15,514)	$19,589	$(95,317)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in ending accounts payable	$26,829	$26,829	$(17,369)	$(17,369)	$9,460	$9,460

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
Accounting Pronouncements Not Yet Adopted
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as either a:

•	Component of an entity, or group of components, that

◦	has been disposed of meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off; and

◦	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or a

•	Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.
We are currently evaluating the impact of ASU 2014-08, which is effective for the us in our fiscal year beginning on January 1, 2015.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for us in our fiscal year beginning on January 1, 2017.

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
The effect of this change resulted in a reduction of product costs, as reported in direct operating expenses, of approximately $21.7 million in the second quarter of 2013, with those costs shifted to primarily the third and fourth quarters and some into 2014. The change resulted in a corresponding increase to the balance of our content library. In addition, the change in amortization methodology shifted product costs on titles purchased during the second half of 2013 into 2014 as amortization is less accelerated than under the prior method. Under the modified amortization methodology we continue to recognize substantially all of the amortization expense within one year of purchase.
Reclassifications
During 2013 we discontinued four new venture concepts, Rubi, Crisp Market, Orango, and Star Studio. We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations for more information.
As of June 30, 2014, we reclassified certain deferred fees associated with the issuance of our Senior Notes due 2019 from Other long-term assets to Long-term debt and other long-term liabilities. We have reclassified these amounts for all periods presented in our Consolidated Balance Sheets.
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
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of June 30, 2014, are as follows:

	Kiosks	Locations
Redbox	43,900	36,300
Coinstar	21,200	20,300
New Ventures	1,010	780
Total	66,110	57,380
Note 4: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $233.2 million and $371.4 million at June 30, 2014, and December 31, 2013, respectively. Of this total, cash equivalents were $6.8 million and $65.8 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at June 30, 2014, and December 31, 2013, were $91.9 million and $85.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at June 30, 2014, and December 31, 2013, were $58.8 million and $199.0 million, respectively in cash and cash equivalents held in financial institutions domestically and $16.6 million and $15.2 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 5: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	June 30, 2014	December 31, 2013
Income taxes receivable	$14,333	$37,466
Spare parts	14,031	18,975
Licenses	10,110	4,568
Electronic devices inventory	6,789	3,529
DVD cases and labels	1,566	2,596
Prepaid rent	912	1,302
Other	15,904	16,273
Total prepaid and other current assets	$63,645	$84,709

Other accrued liabilities consist of the following:

Dollars in thousands	June 30, 2014	December 31, 2013
Payroll related expenses	$34,896	$33,852
Accrued content library expense	22,496	21,602
Business taxes	21,550	22,939
Insurance	13,259	13,379
Professional fees	4,728	930
Service contract provider expenses	6,841	8,134
Deferred rent expense	5,878	5,713
Accrued interest expense	7,914	7,015
Other	13,482	20,563
Total other accrued liabilities	$131,044	$134,127
Note 6: Property and Equipment

Dollars in thousands	June 30, 2014	December 31, 2013
Kiosks and components	$1,136,353	$1,105,761
Computers, servers, and software	225,852	226,389
Office furniture and equipment	8,229	7,260
Vehicles	6,401	6,553
Leasehold improvements	23,247	23,198
Property and equipment, at cost	1,400,082	1,369,161
Accumulated depreciation and amortization	(924,342)	(848,296)
Property and equipment, net	$475,740	$520,865

Note 7: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands	June 30, 2014	December 31, 2013
Goodwill	$559,307	$559,307
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2014	December 31, 2013
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(20,839)	(17,768)
Retailer relationships, net		32,456	35,527
Developed technology	5 years	34,000	34,000
Accumulated amortization		(6,233)	(2,833)
Developed technology, net		27,767	31,167
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(5,335)	(4,111)
Other, net		11,465	12,689
Total intangible assets, net		$71,688	$79,383
Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
Retailer relationships	$1,535	$1,568	$3,071	$3,145
Developed technology	1,700	—	3,400	—
Other	612	309	1,224	749
Total amortization of intangible assets	$3,847	$1,877	$7,695	$3,894
Assuming no future impairment, the expected future amortization as of June 30, 2014 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2014	$2,361	$3,400	$1,225	$6,986
2015	4,012	6,800	2,419	13,231
2016	4,012	6,800	2,307	13,119
2017	4,012	6,800	2,285	13,097
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
Thereafter	10,035	—	764	10,799
Total expected amortization	$32,456	$27,767	$11,465	$71,688

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

Dollars in thousands	Cash Contributions
2012	$24,500
2013	28,000
2014	10,500
Total cash capital contributions	$63,000
Redbox has certain rights to cause Verizon to acquire Redbox’s interest in the Joint Venture at fair value (generally following the fifth anniversary of the LLC Agreement or in limited circumstances, at an earlier period of time, the earliest point we could provide our notice of intent to withdraw is expected to be in March 2015) and Verizon has certain rights to acquire Redbox’s interest in the Joint Venture at fair value (generally following the seventh anniversary of the LLC Agreement, or, in limited circumstances, the fifth anniversary of the LLC Agreement).
Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of June 30, 2014, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Joint Venture	$—	35%
SoloHealth, Inc.	1,550	10%
Equity method investments	$1,550
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
Proportionate share of net loss of equity method investees:
Joint Venture	$(9,567)	$(7,575)	$(17,961)	$(13,397)
Other	(224)	(1,435)	(448)	(2,019)
Total proportionate share of net loss of equity method investees	(9,791)	(9,010)	(18,409)	(15,416)
Amortization of difference in carrying amount and underlying equity in Joint Venture	(750)	(619)	(1,500)	(1,238)
Total loss from equity method investments	$(10,541)	$(9,629)	$(19,909)	$(16,654)

Our proportional share of the Joint Venture summarized financial information presented in the table below, as provided to us by the Joint Venture, is based on our ownership percentage of 35%:

	Six Months Ended
Statement of Operations	June 30,
Dollars in thousands	2014	2013
Revenue	$12,714	$1,112
Cost of sales and service	22,273	8,040
Net loss and loss from continuing operations	51,167	37,568
Related Party Transactions
At June 30, 2014 and December 31, 2013, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $4.0 million and $5.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

Note 9: Debt and Other Long-Term Liabilities

	Debt						Other Liabilities			Total
	Senior Notes		Credit Facility		Convertible Notes	Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2014:
Principal	$350,000	$300,000	$150,000	$165,000	$33,424	$998,424
Discount	(4,806)	(4,473)	(373)	—	(181)	(9,833)
Total	345,194	295,527	149,627	$165,000	33,243	988,591	$19,778	$13,389	$12,967	$1,034,725
Less: current portion	—	—	(7,500)	—	(33,243)	(40,743)	(12,265)	—	—	(53,008)
Total long-term portion	$345,194	$295,527	$142,127	$165,000	$—	$947,848	$7,513	$13,389	$12,967	$981,717

Unamortized deferred financing fees(1)	$773	$1,478	$—	$3,301	$25	$5,577				$5,577

	Debt						Other Liabilities			Total
	Senior Notes		Credit Facility		Convertible Notes	Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2013:
Principal	$350,000	$—	$344,375	$—	$51,148	$745,523
Discount	(5,317)	—	—	—	(1,446)	(6,763)
Total	344,683	—	344,375	$—	49,702	738,760	$21,361	$13,086	$12,085	$785,292
Less: current portion	—	—	(42,187)	—	(49,702)	(91,889)	(11,997)	—	(3)	(103,889)
Total long-term portion	$344,683	$—	$302,188	$—	$—	$646,871	$9,364	$13,086	$12,082	$681,403

Unamortized deferred financing fees(1)	$832	$—	$1,259	$2,749	$186	$5,026				$5,026
(1)Deferred financing fees are recorded in Other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.
Interest Expense

Dollars in thousands	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cash interest expense	$9,770	$7,506	$18,129	$10,412
Non-cash interest expense:
Amortization of debt discount	753	1,366	1,555	3,072
Amortization of deferred financing fees	463	457	967	975
Other	—	(81)	—	(494)
Total non-cash interest expense	1,216	1,742	2,522	3,553
Total cash and non-cash interest expense	10,986	9,248	20,651	13,965
Loss from early extinguishment of debt	1,963	4,011	1,963	5,949
Total interest expense	$12,949	$13,259	$22,614	$19,914
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of June 30, 2014, we were in compliance with the covenants of the related indenture.

Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. The Senior Notes due 2021 and related guarantees:

•
are general unsecured obligations and are effectively subordinated to all of our and our Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt, and

•	will rank equally to all of our and our Subsidiary Guarantors’ other unsecured and unsubordinated indebtedness.
In addition, the Senior Notes due 2021

•	will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Senior Notes due 2021,

•	require interest payable on June 15 and December 15 of each year, beginning on December 15, 2014, and

•	mature on June 15, 2021.
We may redeem any of the Senior Notes due 2021:

•	beginning on June 15, 2017 at a redemption price of 104.406% of their principal amount plus accrued and unpaid interest and additional interest, if any; then

•	the redemption price will be 102.938% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning June 15, 2018; then

•	the redemption price will be 101.469% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning June 15, 2019; and then

•	the redemption price will be 100.000% of their principal amount plus accrued interest and unpaid interest and additional interest, if any, beginning on June 15, 2020.

•
We may also redeem some or all of the notes before June 15, 2017 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable “make-whole” premium.

•
In addition, before June 15, 2017, we may redeem up to 35% of the aggregate principal amount with the proceeds of certain equity offerings at 105.875% of their principal amount plus accrued and unpaid interest and additional interest, if any; we may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount originally issued remains outstanding.

Upon a change of control as defined in the indenture related to the Senior Notes due 2021, we will be required to make an offer to purchase the Senior Notes due 2021 or any portion thereof. That purchase price will equal 101% of the principal amount of the Senior Notes due 2021 on the date of purchase plus accrued and unpaid interest and additional interest, if any. If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes due 2021 at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.
The terms of the Senior Notes due 2021 restrict our ability and the ability of certain of its subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the related indenture will be subject to a number of important qualifications and exceptions.
The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of June 30, 2014, we were in compliance with the covenants of the related indenture.

In connection with the issuance of the Senior Notes due 2021 and related guarantees, we agreed to register the Senior Notes due 2021 and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) so as to allow holders of the Senior Notes due 2021 and related guarantees to exchange the Senior Notes due 2021 and the related guarantees for the same principal amount of a new issue of Senior Notes due 2021 and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes will generally be freely transferable under the Securities Act. If we fail to comply with these obligations on time (a “registration default”), we generally will be required to pay additional interest at a rate of 0.25% per annum for the first 90-day period following a registration default and an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue (provided that such rate may not exceed 1.00% per annum).
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the "New Credit Facility"). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto (the “Previous Credit Agreement”). The credit facility provided under the Previous Credit Agreement was replaced by the New Credit Facility. As a result of this refinancing activity, in the six months ended June 30, 2014, we recorded a loss on the extinguishment of the Previous Credit Facility of $1.7 million for certain previously capitalized and unamortized debt issuance costs. The loss on extinguishment is recorded within Interest expense, net in our Consolidated Statements of Comprehensive Income.
The New Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”).
We (or the Foreign Borrowers, if applicable), subject to applicable conditions, may generally elect interest rates on the Term Loan and Revolving Line calculated by reference to (a) LIBOR (“London Interbank Offered Rate”) (or the Canadian Dealer Offered Rate, in the case of loans denominated in Canadian Dollars or, if LIBOR is not available for a foreign currency, such other interest rate customarily used by Bank of America for such foreign currency) for given interest periods (the “LIBOR/Eurocurrency Rate”) or (b) on loans in U.S. Dollars made to us, Bank of America’s prime rate (or, if greater, (i) the average rate on overnight federal funds plus 0.50% or (ii) the daily floating one month LIBOR plus 1%) (the “Base Rate”), plus a margin determined by our consolidated net leverage ratio. For swingline borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated net leverage ratio. For borrowings made with the LIBOR/Eurocurrency Rate, the margin ranges from 125 to 200 basis points, while for borrowings made with the Base Rate, the margin ranges from 25 to 100 basis points.
The Amended and Restated Credit Agreement requires quarterly principal amortization payments under the Term Loan as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014			$1,875	$1,875
2015	$1,875	$1,875	$2,813	$2,813
2016	$2,813	$2,813	$3,750	$3,750
2017	$3,750	$3,750	$3,750	$3,750
2018	$3,750	$3,750	$5,625	$5,625
2019	$5,625	$84,373	(1)
(1) Any remaining principal balance is due and payable in full on June 24, 2019
The Revolving Line matures on June 24, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. The maturity date of the borrowings under the New Credit Facility may be accelerated to December 18, 2018 if our senior unsecured notes due 2019 remain outstanding on or after such date. We may prepay amounts borrowed under the Term Loan without premium or penalty (other than breakage costs in the case of borrowings made with the LIBOR/Eurocurrency Rate), but amounts prepaid may not be re-borrowed.

The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the New Credit Facilities and the obligations of any or all of the Guarantors to pay the full amount of our (or any Foreign Borrower’s) obligations under the New Credit Facility.
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the New Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the New Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of June 30, 2014, the interest rate on amounts outstanding under the Credit Facility was 2.17% and we were in compliance with the covenants of the Credit Facility.
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) was $33.4 million and $51.1 million at June 30, 2014 and December 31, 2013, respectively. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2014, we were in compliance with all covenants.
The Convertible Notes were convertible as of June 30, 2014 and December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. Convertible Note holders may elect to convert through August 29, 2014. Should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. In the six months ended June 30, 2014, we retired a combined 17,724 Convertible Notes or $17.7 million in face value of Convertible Notes, through the note holders electing to convert, for $17.7 million in cash and the issuance of 182,816 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Convertible Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $0.2 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
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
Repurchases
In the six months ended June 30, 2014, we repurchased 1,447,556 shares of our common stock from the open market with an average price of $69.08 per share for $100.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The shares repurchased under the 10b5-1 plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.
In addition, during the six months ended June 30, 2014, we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses relating to the tender offer which expired on March 7, 2014. Fees and expenses relating to the tender offer totaled $3.8 million and were recorded as part of the cost of Treasury Stock in our Consolidated Balance Sheets.

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2014 (1)	$201,291
Additional board authorization (1)	500,000
Proceeds from the exercise of stock options	2,790
Repurchase of common stock from open market	(99,995)
Repurchase from tender offer (2)	(370,789)
Authorized repurchase - as of June 30, 2014 (1)	$233,297

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
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
Share-based payments expense:
Share-based compensation - stock options	$223	$321	$456	$898
Share-based compensation - restricted stock	3,443	2,691	6,357	5,306
Share-based payments for content arrangements	(587)	831	31	2,476
Total share-based payments expense	$3,079	$3,843	$6,844	$8,680
Tax benefit on share-based payments expense	$1,182	$1,459	$2,627	$3,289

	June 30, 2013
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$1,205	2.3 years
Share-based compensation - restricted stock	27,322	2.6 years
Share-based payments for content arrangements	361	0.3 years
Total unrecognized share-based payments expense	$28,888

Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2014:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	248	$45.72
Granted	—	$—
Exercised	(84)	$33.27
Cancelled, expired, or forfeited	(12)	$52.13
Outstanding, June 30, 2014	152	$52.07
Certain information regarding stock options outstanding as of June 30, 2014, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	152	78
Weighted average per share exercise price	$52.07	$50.70
Aggregate intrinsic value	$1,120	$685
Weighted average remaining contractual term (in years)	7.10	6.18
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
The following table presents a summary of restricted stock award activity for 2014:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2013	597	$52.58
Granted	323	$72.08
Vested	(167)	$50.29
Forfeited	(82)	$57.53
Non-vested, June 30, 2014	671	$61.93
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. No restricted stock was granted for content arrangements during the six months ended June 30, 2014.

Information related to the shares of restricted stock granted as part of these agreements as of June 30, 2014, is as follows:

Whole shares	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	164,346	29,002	0.1 years
Paramount	300,000	255,000	45,000	0.5 years
Total	493,348	419,346	74,002
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, $1.4 million of which was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $6.8 million in expense associated with the issuance of rights to receive cash for the six months ended June 30, 2014. The expected future recognition of expense associated with the rights to receive cash as of June 30, 2014 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2014	$6,445
2015	4,644
2016	2,992
2017	518
Total expected expense	$14,599
Note 12: Restructuring
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the plan, we discontinued three concepts in our New Ventures operating segment. Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company.  The closure of the three ventures and the workforce reductions were substantially complete as of March 31, 2014. See Note 13: Discontinued Operations for further information.
The total amount expected to be incurred in connection with the restructuring, exclusive of asset impairments, and the amount incurred during the three and six months ended June 30, 2014 by reportable segment (on an allocated basis) and expense type is as follows:

		Amounts Incurred
Dollars in thousands	Total Estimated Expense	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Cumulative as of June 30, 2014
Redbox
Severance	$4,305	$—	$535	$4,305
Coinstar
Severance	748	—	23	748
Discontinued Operations
Severance	1,026	(9)	155	1,026
Other	1,874	42	435	1,874
Total	$7,953	$33	$1,148	$7,953

A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance	Other
Beginning Balance - December 31, 2013	$2,508	$1,418
Costs charged to expense	713	435
Costs paid or otherwise settled	(3,221)	(1,719)
Ending Balance - June 30, 2014	$—	$134
The line items in our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 in which the expenses are recorded are as follows:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Dollars in thousands	Severance	Other	Severance	Other
Direct Operating	$—	$—	$410	$—
General and administrative	—	—	148	—
Loss from discontinued operations, net of tax	(9)	42	155	435
Total expense	$(9)	$42	$713	$435
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
The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2014	2013	2014	2013
Revenue	$—	$1,180	$100	$2,599

Loss from discontinued operations before income tax	$(95)	$(5,791)	$(1,259)	$(14,590)
Income tax benefit	38	2,235	491	5,631
Loss from discontinued operations, net of tax	$(57)	(3,556)	$(768)	$(8,959)

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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2014	2013	2014	2013
Weighted average shares used for basic EPS	19,541	27,438	21,730	27,465
Dilutive effect of stock options and other share-based awards	231	362	295	428
Dilutive effect of convertible debt	409	737	463	844
Weighted average shares used for diluted EPS	20,181	28,537	22,488	28,737
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	2	64	7	77
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
On July 23, 2013, we completed the acquisition of ecoATM. Prior to July 23, 2013 we held a non-controlling equity interest in ecoATM and reported our share of ecoATM's operating results in loss from equity method investments in our Consolidated Statements of Comprehensive Income. Subsequent to our acquisition of ecoATM on July 23, 2013, the assets acquired and liabilities assumed, as well as the results of operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment as our chief operating decision maker reviews the results in aggregate with other new ventures concepts.
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

Dollars in thousands
Three Months Ended June 30, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$445,481	$79,880	$23,809	$—	$549,170
Expenses:
Direct operating	321,701	40,203	22,823	1,332	386,059
Marketing	6,180	1,557	1,147	899	9,783
Research and development	18	153	2,066	1,175	3,412
General and administrative	34,070	7,169	4,137	3,598	48,974
Segment operating income (loss)	83,512	30,798	(6,364)	(7,004)	100,942
Less: depreciation, amortization and other	(40,158)	(8,921)	(3,948)	—	(53,027)
Operating income (loss)	43,354	21,877	(10,312)	(7,004)	47,915
Loss from equity method investments, net	—	—	—	(10,541)	(10,541)
Interest expense, net	—	—	—	(12,929)	(12,929)
Other, net	—	—	—	2,902	2,902
Income (loss) from continuing operations before income taxes	$43,354	$21,877	$(10,312)	$(27,572)	$27,347

Dollars in thousands
Three Months Ended June 30, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$478,518	$74,526	$6	$—	$553,050
Expenses:
Direct operating	323,266	39,801	517	366	363,950
Marketing	5,975	952	108	87	7,122
Research and development	—	1,911	342	101	2,354
General and administrative	42,084	6,439	3,313	2,458	54,294
Segment operating income (loss)	107,193	25,423	(4,274)	(3,012)	125,330
Less: depreciation, amortization and other	(40,364)	(8,770)	(74)	—	(49,208)
Operating income (loss)	66,829	16,653	(4,348)	(3,012)	76,122
Loss from equity method investments, net	—	—	—	(9,629)	(9,629)
Interest expense, net	—	—	—	(12,018)	(12,018)
Other, net	—	—	—	(980)	(980)
Income (loss) from continuing operations before income taxes	$66,829	$16,653	$(4,348)	$(25,639)	$53,495

Dollars in thousands
Six Months Ended June 30, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$961,137	$148,633	$39,769	$—	$1,149,539
Expenses:
Direct operating	690,305	77,926	39,162	3,311	810,704
Marketing	11,244	2,563	1,976	1,597	17,380
Research and development	26	422	4,482	1,956	6,886
General and administrative	73,131	14,189	7,937	6,708	101,965
Segment operating income (loss)	186,431	53,533	(13,788)	(13,572)	212,604
Less: depreciation, amortization and other	(80,721)	(17,484)	(7,765)	—	(105,970)
Operating income (loss)	105,710	36,049	(21,553)	(13,572)	106,634
Loss from equity method investments, net	—	—	—	(19,909)	(19,909)
Interest expense, net	—	—	—	(22,574)	(22,574)
Other, net	—	—	—	1,158	1,158
Income (loss) from continuing operations before income taxes	$105,710	$36,049	$(21,553)	$(54,897)	$65,309

Dollars in thousands
Six Months Ended June 30, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$986,438	$139,909	$10	$—	$1,126,357
Expenses:
Direct operating	689,947	77,457	734	707	768,845
Marketing	12,174	2,005	175	154	14,508
Research and development	4	3,679	797	181	4,661
General and administrative	84,946	12,728	4,919	5,162	107,755
Segment operating income (loss)	199,367	44,040	(6,615)	(6,204)	230,588
Less: depreciation, amortization and other	(80,741)	(16,954)	(110)	—	(97,805)
Operating income (loss)	118,626	27,086	(6,725)	(6,204)	132,783
Loss from equity method investments, net	—	—	—	(16,654)	(16,654)
Interest expense, net	—	—	—	(17,551)	(17,551)
Other, net	—	—	—	(921)	(921)
Income (loss) from continuing operations before income taxes	$118,626	$27,086	$(6,725)	$(41,330)	$97,657
Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Wal-Mart Stores Inc.	15.1%	15.2%	15.2%	15.4%
Walgreen Co.	13.7%	14.8%	13.9%	15.0%
The Kroger Company	9.9%	10.2%	9.8%	10.2%

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

Fair Value at June 30, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$6,820	$—	$—

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$65,800	$—	$—
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
Fair Value of Other Financial Instruments
The carrying value of our term loans approximates their fair value and falls under Level 2 of the fair value hierarchy.
We estimate the fair value of our convertible debt outstanding using a market rate of approximately 6.0% for similar high-yield debt at June 30, 2014, and December 31, 2013. The estimated fair value of our convertible debt was approximately $33.5 million and $50.5 million at June 30, 2014, and December 31, 2013, respectively, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using market rates of approximately 6.0% and 5.875%, respectively, for similar high-yield debt at June 30, 2014. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, respectively, at June 30, 2014. The estimated fair value of our senior unsecured notes due 2019 was approximately $350.0 million at December 31, 2013. These estimated fair values for our senior unsecured notes due 2019 and 2021 were determined based on their stated terms, maturing on March 15, 2019, and June 15, 2021, respectively, and annual interest rates of 6.0% and 5.875%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

Note 17: Commitments and Contingencies
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. As of June 30, 2014, our remaining commitment is $16.7 million under this arrangement.
Content Arrangement
On June 27, 2014 Sony notified us of their intent to extend our existing content license agreement with them. This will extend the license period through September 30, 2015 and require us to issue 25,000 shares of additional restricted stock to Sony during the third quarter of 2014. See Note 11: Share-Based Payments for more information about our share-based payments for content arrangements. As of June 30, 2014, after accounting for this extension, our commitment to purchase content from Sony was approximately $203.3 million.
Letters of Credit
As of June 30, 2014, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through May 2015, are used to collateralize certain obligations to third parties. As of June 30, 2014, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds. The motion is fully briefed.  The parties are waiting for the court to schedule a date for argument of the motion. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. The appeal was fully briefed as of July 1, 2014.  The appellate court has not scheduled a date for argument. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. On June 6, 2014, the appellate court affirmed the dismissal of the case against Redbox. The deadline for filing a petition for certiorari is September 4, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
Note 18: Guarantor Subsidiaries
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$174,853	$11,423	$46,950	$—	$233,226
Accounts receivable, net of allowances	1,501	41,158	2,309	—	44,968
Content library	—	149,659	2,723	—	152,382
Prepaid expenses and other current assets	42,508	26,448	894	(6,205)	63,645
Intercompany receivables	141,001	389,994	5,899	(536,894)	—
Total current assets	359,863	618,682	58,775	(543,099)	494,221
Property and equipment, net	152,670	286,271	36,799	—	475,740
Deferred income taxes	—	—	8,277	—	8,277
Goodwill and other intangible assets, net	250,078	380,917	—	—	630,995
Other long-term assets	7,276	2,032	417	—	9,725
Investment in related parties	866,658	3,354	—	(870,012)	—
Total assets	$1,636,545	$1,291,256	$104,268	$(1,413,111)	$1,618,958
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,620	$144,395	$2,071	$—	$160,086
Accrued payable to retailers	75,232	34,666	17,875	—	127,773
Other accrued liabilities	57,046	70,746	3,434	(182)	131,044
Current portion of long-term debt and other long-term liabilities	52,604	—	404	—	53,008
Deferred income taxes	—	37,451	4	(6,023)	31,432
Intercompany payables	335,204	129,446	72,244	(536,894)	—
Total current liabilities	533,706	416,704	96,032	(543,099)	503,343
Long-term debt and other long-term liabilities	962,161	18,348	1,208	—	981,717
Deferred income taxes	36,727	175	35	—	36,937
Total liabilities	1,532,594	435,227	97,275	(543,099)	1,521,997
Commitments and contingencies
Debt conversion feature	163	—	—	—	163
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	594,007	225,729	12,393	(352,635)	479,494
Treasury stock	(941,167)	—	—	—	(941,167)
Retained earnings	452,079	630,300	(6,303)	(517,377)	558,699
Accumulated other comprehensive income (loss)	(1,131)	—	903	—	(228)
Total stockholders’ equity	103,788	856,029	6,993	(870,012)	96,798
Total liabilities and stockholders’ equity	$1,636,545	$1,291,256	$104,268	$(1,413,111)	$1,618,958

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$315,250	$9,639	$46,548	$—	$371,437
Accounts receivable, net of allowances	2,029	45,672	2,595	—	50,296
Content library	37	196,695	3,136	—	199,868
Prepaid expenses and other current assets	67,664	28,234	960	(12,149)	84,709
Intercompany receivables	180,100	355,418	5,093	(540,611)	—
Total current assets	565,080	635,658	58,332	(552,760)	706,310
Property and equipment, net	163,747	320,296	36,822	—	520,865
Deferred income taxes	—	—	6,412	31	6,443
Goodwill and other intangible assets, net	251,150	387,540	—	—	638,690
Other long-term assets	7,156	11,499	420	—	19,075
Investment in related parties	815,243	4,825	—	(820,068)	—
Total assets	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,336	$215,703	$2,979	$—	$236,018
Accrued payable to retailers	71,085	48,126	14,929	—	134,140
Other accrued liabilities	59,444	71,607	3,076	—	134,127
Current portion of long-term debt and other long-term liabilities	103,519	3	367	—	103,889
Deferred income taxes	—	35,292	—	(12,149)	23,143
Intercompany payables	315,615	154,565	70,432	(540,612)	—
Total current liabilities	566,999	525,296	91,783	(552,761)	631,317
Long-term debt and other long-term liabilities	661,627	18,748	1,028	—	681,403
Deferred income taxes	45,307	13,190	—	31	58,528
Total liabilities	1,273,933	557,234	92,811	(552,730)	1,371,248
Commitments and contingencies
Debt conversion feature	1,446	—	—	—	1,446
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	596,995	225,016	12,393	(351,923)	482,481
Treasury stock	(476,796)	—	—	—	(476,796)
Retained earnings	407,959	577,568	(3,612)	(468,144)	513,771
Accumulated other comprehensive income (loss)	(1,161)	—	394	—	(767)
Total stockholders’ equity	526,997	802,584	9,175	(820,067)	518,689
Total liabilities and stockholders’ equity	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$68,085	$466,639	$14,446	$—	$549,170
Expenses:
Direct operating	35,401	340,591	10,067	—	386,059
Marketing	1,651	7,351	781	—	9,783
Research and development	832	2,580	—	—	3,412
General and administrative	10,365	38,067	542	—	48,974
Depreciation and other	9,469	37,732	1,979	—	49,180
Amortization of intangible assets	536	3,311	—	—	3,847
Total expenses	58,254	429,632	13,369	—	501,255
Operating income	9,831	37,007	1,077	—	47,915
Other income (expense), net:
Loss from equity method investments, net	(224)	(10,317)	—	—	(10,541)
Interest income (expense), net	(12,971)	91	(49)	—	(12,929)
Other, net	4,114	491	(1,703)	—	2,902
Total other expense, net	(9,081)	(9,735)	(1,752)	—	(20,568)
Income (loss) from continuing operations before income taxes	750	27,272	(675)	—	27,347
Income tax benefit (expense)	920	(6,873)	416	—	(5,537)
Income (loss) from continuing operations	1,670	20,399	(259)	—	21,810
Loss from discontinued operations, net of tax	(94)	37	—	—	(57)
Equity in income (loss) of subsidiaries	20,177	(259)	—	(19,918)	—
Net Income (loss)	21,753	20,177	(259)	(19,918)	21,753
Foreign currency translation adjustment(1)	297	—	(633)	—	(336)
Comprehensive income (loss)	$22,050	$20,177	$(892)	$(19,918)	$21,417

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended June 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$63,504	$477,012	$12,534	$—	$553,050
Expenses:
Direct operating	34,990	318,774	12,640	(2,454)	363,950
Marketing	1,058	5,376	688	—	7,122
Research and development	2,042	312	—	—	2,354
General and administrative	9,091	42,383	366	2,454	54,294
Depreciation and other	7,252	38,833	1,246	—	47,331
Amortization of intangible assets	569	1,308	—	—	1,877
Total expenses	55,002	406,986	14,940	—	476,928
Operating income (loss)	8,502	70,026	(2,406)	—	76,122
Other income (expense), net:
Loss from equity method investments, net	(1,435)	(8,194)	—	—	(9,629)
Interest expense, net	(12,010)	(4)	(4)	—	(12,018)
Other, net	(2,981)	2,015	(14)	—	(980)
Total other expense, net	(16,426)	(6,183)	(18)	—	(22,627)
Income (loss) from continuing operations before income taxes	(7,924)	63,843	(2,424)	—	53,495
Income tax benefit (expense)	19,455	(23,278)	741	—	(3,082)
Income (loss) from continuing operations	11,531	40,565	(1,683)	—	50,413
Loss from discontinued operations, net of tax	(3,304)	(252)	—	—	(3,556)
Equity in income (loss) of subsidiaries	38,630	(1,683)	—	(36,947)	—
Net income (loss)	46,857	38,630	(1,683)	(36,947)	46,857
Foreign currency translation adjustment(1)	188	—	(430)	—	(242)
Comprehensive income (loss)	$47,045	$38,630	$(2,113)	$(36,947)	$46,615

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Six Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$126,262	$995,633	$27,644	$—	$1,149,539
Expenses:
Direct operating	68,469	722,102	20,133	—	810,704
Marketing	2,778	13,161	1,441	—	17,380
Research and development	1,728	5,158	—	—	6,886
General and administrative	20,640	80,416	909	—	101,965
Depreciation and other	18,571	75,912	3,792	—	98,275
Amortization of intangible assets	1,072	6,623	—	—	7,695
Total expenses	113,258	903,372	26,275	—	1,042,905
Operating income (loss)	13,004	92,261	1,369	—	106,634
Other income (expense), net:
Loss from equity method investments, net	(448)	(19,461)	—	—	(19,909)
Interest income (expense), net	(22,602)	123	(95)	—	(22,574)
Other, net	5,721	836	(5,399)	—	1,158
Total other expense, net	(17,329)	(18,502)	(5,494)	—	(41,325)
Income (loss) from continuing operations before income taxes	(4,325)	73,759	(4,125)	—	65,309
Income tax benefit (expense)	3,248	(24,295)	1,434	—	(19,613)
Income (loss) from continuing operations	(1,077)	49,464	(2,691)	—	45,696
Loss from discontinued operations, net of tax	(803)	35	—	—	(768)
Equity in income (loss) of subsidiaries	46,808	(2,691)	—	(44,117)	—
Net income (loss)	44,928	46,808	(2,691)	(44,117)	44,928
Foreign currency translation adjustment(1)	30	—	509	—	539
Comprehensive income (loss)	$44,958	$46,808	$(2,182)	$(44,117)	$45,467

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Six Months Ended June 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$119,080	$983,724	$23,553	$—	$1,126,357
Expenses:
Direct operating	67,750	681,716	24,090	(4,711)	768,845
Marketing	2,192	11,163	1,153	—	14,508
Research and development	4,658	3	—	—	4,661
General and administrative	16,802	85,526	716	4,711	107,755
Depreciation and other	14,044	77,573	2,294	—	93,911
Amortization of intangible assets	1,139	2,755	—	—	3,894
Total expenses	106,585	858,736	28,253	—	993,574
Operating income (loss)	12,495	124,988	(4,700)	—	132,783
Other income (expense), net:
Loss from equity method investments, net	(2,019)	(14,635)	—	—	(16,654)
Interest income (expense), net	(17,954)	453	(50)	—	(17,551)
Other, net	(1,090)	211	(42)	—	(921)
Total other expense, net	(21,063)	(13,971)	(92)	—	(35,126)
Income (loss) from continuing operations before income taxes	(8,568)	111,017	(4,792)	—	97,657
Income tax benefit (expense)	21,563	(42,249)	1,449	—	(19,237)
Income (loss) from continuing operations	12,995	68,768	(3,343)	—	78,420
Loss from discontinued operations, net of tax	(8,251)	(708)	—	—	(8,959)
Equity in income (loss) of subsidiaries	64,717	(3,343)	—	(61,374)	—
Net income (loss)	69,461	64,717	(3,343)	(61,374)	69,461
Foreign currency translation adjustment(1)	21	—	(2,177)	—	(2,156)
Comprehensive income (loss)	$69,482	$64,717	$(5,520)	$(61,374)	$67,305

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$44,928	$46,808	$(2,691)	$(44,117)	$44,928
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	18,554	75,912	3,792	—	98,258
Amortization of intangible assets	1,072	6,623	—	—	7,695
Share-based payments expense	5,451	1,393	—	—	6,844
Windfall excess tax benefits related to share-based payments	(1,953)	—	—	—	(1,953)
Deferred income taxes	(2,451)	(10,855)	(1,698)	—	(15,004)
Impairment Expense(1)	—	—	—	—	—
Loss from equity method investments, net	448	19,461	—	—	19,909
Amortization of deferred financing fees and debt discount	2,522	—	—	—	2,522
Loss from early extinguishment of debt	1,963	—	—	—	1,963
Other	(1,011)	(180)	27	—	(1,164)
Equity in (income) losses of subsidiaries	(46,808)	2,691	—	44,117	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	528	4,514	289	—	5,331
Content library	36	47,037	413	—	47,486
Prepaid expenses and other current assets	20,618	1,105	98	182	22,003
Other assets	42	979	15	—	1,036
Accounts payable	(3,201)	(67,218)	(576)	—	(70,995)
Accrued payable to retailers	4,146	(13,460)	2,591	—	(6,723)
Other accrued liabilities	(3,874)	(978)	318	(182)	(4,716)
Net cash flows from operating activities(1)	41,010	113,832	2,578	—	157,420
Investing Activities:
Purchases of property and equipment	(17,458)	(31,412)	(4,146)	—	(53,016)
Proceeds from sale of property and equipment	750	1,043	—	—	1,793
Cash paid for equity investments	—	(10,500)	—	—	(10,500)
Investments in and advances to affiliates	69,392	(71,176)	1,784	—	—
Net cash flows from (used in) investing activities(1)	52,684	(112,045)	(2,362)	—	(61,723)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing of Credit Facility	505,000	—	—	—	505,000
Principal payments on Credit Facility	(534,375)	—	—	—	(534,375)
Financing costs associated with Credit Facility and senior unsecured notes	(2,082)	—	—	—	(2,082)
Conversion of convertible debt	(17,724)	—	—	—	(17,724)
Repurchases of common stock	(474,480)	—	—	—	(474,480)
Principal payments on capital lease obligations and other debt	(6,863)	(3)	(215)	—	(7,081)
Windfall excess tax benefits related to share-based payments	1,953	—	—	—	1,953
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,025)	—	—	—	(1,025)
Net cash flows from (used in) financing activities(1)	(234,096)	(3)	(215)	—	(234,314)

	Six Months Ended June 30, 2014
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	5	—	401	—	406
Increase (decrease) in cash and cash equivalents	(140,397)	1,784	402	—	(138,211)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$174,853	$11,423	$46,950	$—	$233,226

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$69,461	$64,717	$(3,343)	$(61,374)	$69,461
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	14,642	77,573	2,294	—	94,509
Amortization of intangible assets	1,139	2,755	—	—	3,894
Share-based payments expense	5,063	3,617	—	—	8,680
Windfall excess tax benefits related to share-based payments	(3,029)	—	—	—	(3,029)
Deferred income taxes	10,915	(46,283)	(1,543)	—	(36,911)
Impairment Expense	2,676	—	—	—	2,676
Loss from equity method investments, net	2,019	14,635	—	—	16,654
Amortization of deferred financing fees and debt discount	4,047	—	—	—	4,047
Loss from early extinguishment of debt	5,949	—	—	—	5,949
Other	(1,536)	(272)	(3)	—	(1,811)
Equity in (income) losses of subsidiaries	(64,717)	3,343	—	61,374	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(555)	(791)	(1,304)	—	(2,650)
Content library	680	5,459	(1,227)	—	4,912
Prepaid expenses and other current assets	(3,176)	(6,951)	(484)	—	(10,611)
Other assets	145	744	13	—	902
Accounts payable	3,221	(59,380)	347	354	(55,458)
Accrued payable to retailers	2,869	(5,097)	1,955	—	(273)
Other accrued liabilities	1,542	(16,177)	(128)	—	(14,763)
Net cash flows from (used in) operating activities(1)	51,355	37,892	(3,423)	354	86,178
Investing Activities:
Purchases of property and equipment	(32,037)	(40,988)	(11,219)	—	(84,244)
Proceeds from sale of property and equipment	12,079	750	3	—	12,832
Net sales (purchases) of short term investments	(10,000)	—	—	—	(10,000)
Receipt of note receivable principal	95	—	—	—	95
Cash paid for equity investments	—	(14,000)	—	—	(14,000)
Investments in and advances to affiliates	(31,177)	20,373	10,804	—	—
Net cash flows used in investing activities(1)	(61,040)	(33,865)	(412)	—	(95,317)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing on Credit Facility	—	—	—	—	—
Principal payments on Credit Facility	(6,562)	—	—	—	(6,562)
Financing costs associated with Credit Facility and senior unsecured notes	(444)	—	—	—	(444)
Conversion of convertible debt	(169,634)	—	—	—	(169,634)
Repurchases of common stock	(71,388)	—	—	—	(71,388)
Principal payments on capital lease obligations and other debt	(7,053)	(203)	(195)	—	(7,451)
Windfall excess tax benefits related to share-based payments	3,029	—	—	—	3,029
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	6,745	—	—	—	6,745
Net cash flows from (used in) financing activities(1)	98,462	(203)	(195)	—	98,064

	Six Months Ended June 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	21	—	(1,595)	—	(1,574)
Increase (decrease) in cash and cash equivalents	88,798	3,824	(5,625)	354	87,351
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$331,287	$3,824	$35,134	$—	$370,245

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

Note 19: Income Taxes
During the second quarter of 2014 we reported a $2.3 million discrete tax benefit related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary. Our effective tax rate was 20.3% and 30.0% for the three and six months ended June 30, 2014, respectively. Our effective tax rate in 2014 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the worthless stock deduction and the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities, which were recorded net of a contingency reserve, offset partially by state income taxes.
During the second quarter of 2013, we entered into an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary. Total proceeds from the sale of the subsidiary were $11.8 million. As a result of the series of transactions we recorded a discrete one-time tax benefit of $17.8 million, net of a valuation allowance, through the realization of various capital and ordinary gains and losses. Our effective tax was 5.8% and 19.7% for the three and six months ended June 30, 2013, respectively. Our effective tax rate in 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the discrete one-time tax benefit of $17.8 million, offset partially by state income taxes.
Note 20: Subsequent Events

The Convertible Notes mature on September 1, 2014 and were convertible as of June 30, 2014. As of July 29, 2014, we have received notification from certain Convertible Note holders of their intent to convert $4.7 million in principal value of notes. Upon conversion we will pay the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value above the face value determined based on a formula utilizing our stock price during a 25 consecutive trading day period from the time we receive a conversion notice and will record a loss if the fair value of the debt exceeds its net carrying value upon conversion.
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
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 66,110 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.

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
Strategic Investments and Joint Venture
We make strategic investments in external companies that provide automated self-service kiosk solutions. Current investments address the Entertainment sector through our Redbox Instant by Verizon joint venture and the Health sector with our investment in SoloHealth, Inc. See Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and information regarding our acquisition of ecoATM, one of our prior strategic investments.

Strategy
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources. We believe we have significant opportunities to continue to grow our revenues, profitability and cash flow by capitalizing on our strengths and favorable industry trends through the execution of the following strategies:

•	Continue growing our Redbox business profitably. We are focused on profitably growing Redbox through increased revenue generation and improved kiosk-operations efficiency.
We expect to continue to grow revenue through attracting new customers, improving the Blu-ray rental mix, and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $1.50 per night, and higher margin dollars per rental. Not only does Blu-ray provide a strong financial benefit to our business, but it also offers consumers a better viewing experience due to superior picture and sound quality compared to other home video rental formats (including digital streaming). Further, our customer management tools allow us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue.
While we have substantially completed the build out of our Redbox network in the U.S., we believe we can improve financial performance by redeploying underperforming kiosks to lower kiosk density or higher-consumer-traffic areas. We also have retrofitted a significant percentage of our existing kiosks to provide increased capacity, which enables Redbox to retain discs in the kiosks longer without a material increase in product cost thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. Our kiosk retrofit has yielded the equivalent of approximately 5,000 kiosks of new capacity at significantly lower cost as compared to equivalent new kiosk installation. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily title availability and demand at individual kiosk locations.

•
Optimize and grow revenues from our Coinstar business. As with Redbox, we believe we can improve financial performance in our Coinstar business through kiosk optimization. We continue to focus on finding attractive locations for our kiosks, including through redeployment of underperforming kiosks to lower-kiosk-density or higher-consumer-traffic areas. Further, the Coinstar business continues to develop consumer-oriented products and services, such as Coinstar Exchange, and to expand into other channels, such as financial institutions, where we can leverage our Coinstar platform.

•
Use our expertise to continue to develop our existing businesses and new innovative automated retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We also leverage those core competencies to identify, evaluate, build or acquire, and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we acquired ecoATM, one of our previous strategic investments, which provides an automated self-service kiosk system where consumers can recycle mobile devices for cash. Further, we continue to make modest investments to test our product sampling kiosk venture, SAMPLEit. We are committed to addressing the changing needs and preferences of our consumers, including through strategic investment such as our joint venture Redbox Instant by Verizon.

Recent Events

Q2 2014 Events

•	On June 27, 2014, Sony notified us of their intent to extend our existing content license agreement with them. This extension will extend the license period through September 30, 2015.

•
On June 24, 2014, we entered into a new credit facility arrangement consisting of a senior secured $600.0 million revolving line of credit that, under certain conditions, may be increased up to an additional $200.0 million in aggregate, and a senior secured $150.0 million amortizing term loan. The maturity of the credit facility is extended until June 24, 2019.

•
On June 9, 2014, we consummated a private offering to sell $300.0 million in aggregate principal amount of senior unsecured notes due 2021. We used the proceeds to repay indebtedness under our prior credit facility and for general corporate purposes.

•
During the three months ended June, 30, 2014, we repurchased 711,556 shares of our common stock at an average price of $70.27 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The shares repurchased under the 10b5-1 plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.

Q1 2014 Events

•
During January 2014, we repurchased 736,000 shares of our common stock at an average price of $67.93 per share for $50.0 million. The repurchases were made under a pre-arranged stock trading plan in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The shares repurchased under the 10b5-1 plan were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board.

•
During the three months ended March 31, 2014, we executed a tender offer in which we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses. See Note 10: Repurchases of Common Stock in our Notes to Consolidated Financial Statements for more information.

Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands, except per share amounts	2014	2013	$	%	2014	2013	$	%
Revenue	$549,170	$553,050	$(3,880)	(0.7)%	$1,149,539	$1,126,357	$23,182	2.1%
Operating income	$47,915	$76,122	$(28,207)	(37.1)%	$106,634	$132,783	$(26,149)	(19.7)%
Income from continuing operations	$21,810	$50,413	$(28,603)	(56.7)%	$45,696	$78,420	$(32,724)	(41.7)%
Diluted earnings per share from continuing operations	$1.08	$1.77	$(0.69)	(39.0)%	$2.03	$2.73	$(0.70)	(25.6)%

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Revenue decreased $3.9 million, or 0.7%, primarily due to:

•
$33.0 million decrease from our Redbox segment primarily due to a 7.8% decrease in same store sales principally due to a considerably weaker release schedule in the second quarter of 2014 that resulted in 9.3% fewer rentals in the second quarter of 2014 compared to the second quarter of 2013; partially offset by

•	$23.8 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results in the second quarter of 2014 subsequent to our acquisition of ecoATM on July 23, 2013;

•
$5.4 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales driven by a price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and growth in the number of Coinstar Exchange kiosks.

Operating income decreased $28.2 million, or 37.1%, primarily due to:

•
$23.5 million decrease in operating income within our Redbox segment primarily due to a $33.0 million decrease in revenue partially offset by a $8.0 million decrease in general and administrative expenses and a $1.6 million decrease in direct operating expenses. Product cost for second quarter of 2013 would have been $29.4 million higher had the new methodology been in place for the duration of the respective license periods of the titles in the content library as costs would have shifted from prior periods;

•
$6.0 million increase in operating loss within our New Ventures segment which includes only the continuing operations related to our ecoATM and SAMPLEit concepts, from investments being made to scale the ecoATM business. Our New Ventures segment revenue and expense growth was primarily attributable to the results of ecoATM being included within New Ventures since its acquisition; and

•
$4.0 million increase in share based expense not allocated to our segments primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; partially offset by

•	$5.2 million increase in operating income within our Coinstar segment.
Income from continuing operations decreased $28.6 million, or 56.7%, primarily due to:

•	Decreased operating income as described above;

•	Increased income tax expense

•	Increased loss from equity method investments; and

•	Increased interest expense due to increased borrowings; partially offset by

•	Increased other income.

Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Revenue increased $23.2 million, or 2.1%, primarily due to:

•	$39.8 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results in the second quarter of 2014 subsequent to our acquisition of ecoATM on July 23, 2013; and

•
$8.7 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales driven by a price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and growth in the number of Coinstar Exchange kiosks; partially offset by

•
$25.3 million decrease from our Redbox segment primarily due to a 3.3% decrease in same store sales due primarily to a considerably weaker release schedule in the second quarter of 2014 that resulted in 3.9% fewer rentals in the first six months of 2014 compared to the first six months of 2013.

Operating income decreased $26.1 million, or 19.7%, primarily due to:

•
$12.9 million decrease in operating income within our Redbox segment primarily due to a $25.3 million decrease in revenue partially offset by a $11.8 million decrease in general and administrative expenses. Product cost for the six months ended June 30, 2013 would have been $23.8 million higher had the new methodology been in place for the duration of the respective license periods of the titles in the content library as costs would have shifted from prior periods; and

•
$14.8 million increase in operating loss within our New Ventures segment, which includes only the continuing operations related to our ecoATM and SAMPLEit concepts, from investments being made to scale the ecoATM business. Our New Ventures segment revenue and expense growth was primarily attributable to the results of ecoATM being included within New Ventures since its acquisition on July 23, 2013; and

•
$7.4 million increase in share based expense not allocated to our segments primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; partially offset by

•	$23.2 million increase in revenue as described above; and

•	$9.0 million increase in operating income within our Coinstar segment.
Income from continuing operations decreased $32.7 million, or 41.7%, primarily due to:

•	Decreased operating income as described above;

•	Increased interest expense due to increased borrowings:

•	Increased loss from equity method investments; and

•	Increased income tax expense; partially offset by

•	Increased other income.

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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Direct operating	$1,332	$366	$966	263.9%	$3,311	$707	$2,604	368.3%
Marketing	899	87	812	933.3%	1,597	154	1,443	NM*
Research and development	1,175	101	1,074	1,063.4%	1,956	181	1,775	980.7%
General and administrative	3,598	2,458	1,140	46.4%	6,708	5,162	1,546	29.9%
Total	$7,004	$3,012	$3,992	132.5%	$13,572	$6,204	$7,368	118.8%
* Not meaningful

Unallocated share-based compensation expense increased $4.0 million, or 132.5% and $7.4 million, or 118.8% during the three and six months ended June 30, 2014, respectively, due to rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013 and changes in the fair value of restricted stock awards granted. On June 27, 2014 Sony notified us of their intent to extend our existing content license agreement with them. This will extend the license period through September 30, 2015 and require us to issue 25,000 shares of additional restricted stock to Sony during the third quarter of 2014. This requirement has no impact on the current period amounts shown in the table above. The recognition of expense associated with this requirement will begin in the third quarter of 2014. See Note 11: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.
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
Redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except net revenue per rental amounts	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue	$445,481	$478,518	$(33,037)	(6.9)%	$961,137	$986,438	$(25,301)	(2.6)%
Expenses:
Direct operating	321,701	323,266	(1,565)	(0.5)%	690,305	689,947	358	0.1%
Marketing	6,180	5,975	205	3.4%	11,244	12,174	(930)	(7.6)%
Research and development	18	—	18	NM**	26	4	22	NM**
General and administrative	34,070	42,084	(8,014)	(19.0)%	73,131	84,946	(11,815)	(13.9)%
Segment operating income	83,512	107,193	(23,681)	(22.1)%	186,431	199,367	(12,936)	(6.5)%
Less: depreciation and amortization	(40,158)	(40,364)	206	(0.5)%	(80,721)	(80,741)	20	—%
Operating income	$43,354	$66,829	$(23,475)	(35.1)%	$105,710	$118,626	$(12,916)	(10.9)%
Operating income as a percentage of revenue	9.7%	14.0%			11.0%	12.0%
Same store sales growth (decline)	(7.8)%	(6.8)%			(3.3)%	(9.4)%
Effect on change in revenue from same store sales growth (decline)	$(37,102)	$(30,434)	$(6,668)	21.9%	$(32,269)	$(89,068)	$56,799	(63.8)%
Ending number of kiosks*	43,900	43,600	300	0.7%	43,900	43,600	300	0.7%
Total rentals (in thousands)*	169,322	186,684	(17,362)	(9.3)%	369,294	384,227	(14,933)	(3.9)%
Net revenue per rental	$2.63	$2.56	$0.07	2.7%	$2.60	$2.56	$0.04	1.6%

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

**	Not meaningful

The comparable performance of our content library is continually affected by seasonality, the timing of the release slate and the relative attractiveness of titles available for rent in a particular quarter or year which may have lingering effects in subsequent periods. Compared with prior periods when kiosk installations were increasing and helping drive growth, Redbox revenue and other operating results may be more affected by these factors.
Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Revenue decreased $33.0 million, or 6.9%, primarily due to the following:

•
$37.1 million decrease from a 7.8% decrease in same store sales which we believe to be primarily the result of a considerably weaker release schedule in the second quarter of 2014 that resulted in 9.3% fewer rentals in the second quarter of 2014 compared to the second quarter of 2013. The second quarter 2014 total box office (calculated as the total box office of titles with total North American box office receipts of at least $5.0 million) was 37.5% lower than the second quarter of 2013. The impact of the overall weaker releases in the second quarter of 2014 was further compounded by the timing of releases throughout the quarter and the resulting scarcity of strong content available for rent in the final month of the period. 9.5% of the total second quarter 2014 box office was released in June 2014 compared to 35.0% of the total box office for the second quarter of 2013 that was released in June 2013.

•	The same store sales decrease was partially offset by $4.1 million in sales from newly installed or relocated kiosks including the replacement of the remaining NCR kiosks.
Net revenue per rental increased $0.07 to $2.63 primarily due to a higher comparable percentage of Blu-ray rentals as a percent of total disc rentals, a 29.1% reduction in promotional dollars as we continued efforts to increase promotional efficiency through customer-specific offerings and continued stabilization in single night rentals. This was partially offset by a shift in the mix of total disc rentals as video game rentals, which have a higher daily rental fee, decreased from 2.1% to 1.8% of total disc rentals. Video game rentals were 22.7% lower in the second quarter of 2014 due to a lighter release slate due primarily to shifts in the video game release schedule. The market shift in the availability of titles is primarily due to the release of the new generation gaming consoles in the fourth quarter of 2013.
While the number of Blu-ray rentals decreased 3.9% from the second quarter of 2013 due to the overall weak content releases in the second quarter of 2014, Blu-ray rentals were 14.1% of total disc rentals in the second quarter of 2014 compared to 13.3% of total disc rentals in the second quarter of 2013. We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand.
Operating income decreased $23.5 million, or 35.1%, primarily due to:

•	$33.0 million decrease in revenue as described above; and

•	$1.6 million decrease in direct operating expenses primarily due to:

◦
Product costs increased $4.3 million to $194.7 million resulting in a 3.9% decrease in gross margin from 60.2% for the second quarter of 2013 to 56.3% for the second quarter of 2014. In the second quarter of 2013, we implemented a change to how we amortize our product costs in our content library that was prospectively applied as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements resulting in a $21.7 million benefit which was recorded in the second quarter of 2013 to reflect an increase in the ending value of the Redbox content library as of June 30, 2013. For comparability purposes, product cost for second quarter of 2013 would have been $29.4 million higher had the new methodology been applied retrospectively as costs would have shifted from prior periods into the second quarter of 2013. Gross margin was also impacted due to the performance of the content library as a result of the weak release schedule and was partially offset by benefits from reduced promotional activity and a $1.4 million decrease in studio-related share-based expenses in the second quarter of 2014 primarily due to a lower number of unvested shares on the last day of the calculation period.

◦
The decrease in gross margin was partially offset by lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and decreases in supply chain expenses due to cost containment measures.

◦
Direct operating expenses as a percent of revenue for the second quarter of 2014 were 72.2% as compared to 67.6% in the prior period not including the comparability impact arising from the change to how we amortize our product costs.

•
$8.0 million decrease in general and administrative expenses primarily due to expense reductions attributable to corporate restructuring, lower variable expenses, lower legal fees and general cost containment initiatives.

Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Revenue decreased $25.3 million, or 2.6%, primarily due to the following:

•
$32.3 million decrease from a 3.3% decrease in same store sales which we believe to be primarily the result of a considerably weaker release schedule in the second quarter of 2014 that resulted in 3.9% fewer rentals in the first six months of 2014 compared to the first six months of 2013. Total box office (calculated as the total box office of titles with total North American box office receipts of at least $5.0 million) was relatively flat when comparing the first six months of 2014 to the first six months of 2013. However, while the first quarter of 2014 total box office was 28.1% higher than the first quarter of 2013, the second quarter 2014 total box office was 37.5% lower than the second quarter of 2013. The impact of the overall weaker releases in the second quarter of 2014 was further compounded by the timing of releases throughout the quarter and the resulting scarcity of strong content available for rent in the final month of the period. 2.6% of the total box office for the first six months of 2014 was released in June 2014 compared to 15.2% of the total box office for the first six months of 2013 that was released in June 2013.

•	$2.7 million decrease from 2013 from revenue earned by kiosks acquired from NCR that were subsequently closed and removed from service.

•	These decreases were partially offset by $9.7 million in revenue from newly installed or relocated kiosks including the replacement of the remaining NCR kiosks.
Net revenue per rental increased $0.04 to $2.60 primarily due to a higher comparable percentage of Blu-ray rentals as a percent of total disc rentals, a 33.7% reduction in promotional dollars as we continued efforts to increase promotional efficiency through customer-specific offerings and stabilization in single night rentals. This was partially offset by a shift in the mix of total disc rentals as video game rentals, which have a higher daily rental fee, decreased from 2.1% to 1.6% of total disc rentals. Video game rentals were 28.1% lower in the first half of 2014 due to a lighter release slate due primarily to shifts in the video game release schedule. The market shift in the availability of titles is primarily due to the release of the new generation gaming consoles in the fourth quarter of 2013.
While the number of Blu-ray rentals decreased from the second quarter of 2013 due to the overall weak content releases in the second quarter of 2014, the number of Blu-ray rentals increased 11.7% from the first half of 2013 to 14.7% of total disc rentals in the first half of 2014.
Operating income decreased $12.9 million, or 10.9%, primarily due to the following:

•	$25.3 million decrease in revenue as described above; and

•	$0.4 million increase in direct operating expenses primarily due to:

◦
Product costs increased $8.3 million to $422.0 million in the first half of 2014 resulting in a 2.0% decrease in gross margin from 58.1% for the first six months of 2013 to 56.1% for the first six months of 2014. In the second quarter of 2013, we implemented a change to how we amortize our product costs in our content library that was prospectively applied as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements resulting in a $21.7 million benefit which was recorded in the second quarter of 2013 to reflect an increase in the ending value of the Redbox content library as of June 30, 2013. For comparability purposes, product cost for the first half of 2013 would have been $23.8 million higher had the new methodology been applied retrospectively as costs would have shifted from prior periods into the first half of 2013. Gross margin was also impacted due to the performance of the content library as a result of the weak release schedule in the second quarter of 2014 was partially offset by benefits from reduced promotional activity, a $2.4 million decrease in studio-related share-based expenses primarily due to a lower number of unvested shares on the last day of the calculation period and the closing of the underperforming NCR kiosks. The first half of 2013 also benefited from an $11.4 million reduction in a loss contingency that had been previously expensed in 2012.

◦
The decrease in gross margin was partially offset by lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and general cost containment initiatives.

◦
Direct operating expenses as a percent of revenue for the first six months of 2014 were 71.8% as compared to 69.9% in the prior period not including the comparability impact arising from the change to how we amortize our product costs.

•
$11.8 million decrease in general and administrative expenses primarily due to expense reductions attributable to corporate restructuring, lower variable expenses, lower legal fees and general cost containment initiatives; and

•
$0.9 million decrease in marketing costs due to cost containment initiatives and moving from more expensive general awareness marketing campaigns to more efficient title and customer-specific marketing campaigns.

Coinstar

	Three Months Ended				Six Months Ended
Dollars in thousands, except average transaction size	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue	$79,880	$74,526	$5,354	7.2%	$148,633	$139,909	$8,724	6.2%
Expenses:
Direct operating	40,203	39,801	402	1.0%	77,926	77,457	469	0.6%
Marketing	1,557	952	605	63.6%	2,563	2,005	558	27.8%
Research and development	153	1,911	(1,758)	(92.0)%	422	3,679	(3,257)	(88.5)%
General and administrative	7,169	6,439	730	11.3%	14,189	12,728	1,461	11.5%
Segment operating income	30,798	25,423	5,375	21.1%	53,533	44,040	9,493	21.6%
Less: Depreciation and amortization	(8,921)	(8,770)	(151)	1.7%	(17,484)	(16,954)	(530)	3.1%
Operating income	$21,877	$16,653	$5,224	31.4%	$36,049	$27,086	$8,963	33.1%
Operating income as a percentage of revenue	27.4%	22.3%			24.3%	19.4%
Same store sales growth	6.7%	(1.1)%			4.9%	(0.4)%
Ending number of kiosks	21,200	20,700	500	2.4%	21,200	20,700	500	2.4%
Total transactions (in thousands)	18,850	19,667	(817)	(4.2)%	35,438	37,054	(1,616)	(4.4)%
Average transaction size	$41.32	$41.18	$0.14	0.3%	$41.19	$40.26	$0.93	2.3%

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Revenue increased $5.4 million, or 7.2%, primarily due to growth of U.S. same store sales, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and a growth in the number of Coinstar Exchange kiosks. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. effective October 1, 2013. The average coin-to-voucher transaction size continued to increase while overall transactions have declined. The decline in transactions is the result of larger pours and less frequent visits, a decrease in the U.S. kiosk base year over year as a result of optimization efforts, and the impact of the Royal Canadian Mint’s penny reclamation efforts in Canada.
Operating income increased $5.2 million, or 31.4%, primarily due to the following:

•	$5.4 million increase in revenue as described above;

•	$1.8 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and for Coinstar Exchange; partially offset by

•	$0.7 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business,

•	$0.6 million increase in marketing expenses primarily due to media buys for print, online and radio to support the growth of our Coinstar Exchange business,

•	$0.4 million increase in direct operating expenses due to increased selling, customer service and kiosk re-manufacturing costs to support higher revenues; and

•	$0.2 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our technology infrastructure.

Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Revenue increased $8.7 million, or 6.2%, primarily due to growth of U.S. same store sales, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and a growth in the number of Coinstar Exchange kiosks. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013. The average coin-to-voucher transaction size continued to increase while overall transactions have declined. The decline in transactions is the result of larger pours and less frequent visits, a decrease in the U.S. kiosk base year over year as a result of optimization efforts, and the impact of the penny reclamation in Canada.
Operating income increased $9.0 million, or 33.1%, primarily due to the following:

•	$8.7 million increase in revenue as described above;

•	$3.3 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and for Coinstar Exchange; partially offset by

•	$1.5 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business,

•	$0.6 million increase in marketing expenses primarily due to media buys for print, online and radio to support the growth of our Coinstar Exchange business,

•	$0.5 million increase in direct operating expenses due to increased selling, customer service and kiosk re-manufacturing costs to support higher revenues; and

•	$0.5 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our technology infrastructure
New Ventures

	Three Months Ended			Six Months Ended
Dollars in thousands	June 30,		Change	June 30,		Change
	2014	2013		$2014	2013	$
Revenue	$23,809	$6	$23,803	$39,769	$10	$39,759
Expenses:
Direct operating	22,823	517	22,306	39,162	734	38,428
Marketing	1,147	108	1,039	1,976	175	1,801
Research and development	2,066	342	1,724	4,482	797	3,685
General and administrative	4,137	3,313	824	7,937	4,919	3,018
Segment operating loss	(6,364)	(4,274)	(2,090)	(13,788)	(6,615)	(7,173)
Less: depreciation and amortization	(3,948)	(74)	(3,874)	(7,765)	(110)	(7,655)
Operating loss	$(10,312)	$(4,348)	$(5,964)	$(21,553)	$(6,725)	$(14,828)
Ending number of kiosks	1,010	9	1,001	1,010	9	1,001
On July 23, 2013 we completed the acquisition of ecoATM. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished electronic products and mobile devices. Also during 2013; with the exception of our product sampling kiosk venture, SAMPLEit, and the newly acquired ecoATM; we discontinued all other ventures and reclassified their results of operations to discontinued operations for all periods presented. See Note 13: Discontinued Operations for more information. The New Ventures results of operations presented here represent allocated corporate expenses, the results of SAMPLEit in the three and six months ended June 30, 2013 and the results of ecoATM and SAMPLEit in the three and six months ended June 30, 2014.

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Revenue increased $23.8 million primarily due to the acquisition of ecoATM as previously described. The key drivers of ecoATM revenue are devices collected per kiosk per day, the percentage of those devices that are non-scrap and the average selling price that ecoATM receives when reselling the devices. In the second quarter of 2014, we continued to see improvement in devices collected per kiosk per day through more competitive pricing and kiosk enhancements, as well as an increase in the percentage of high value devices collected. These two factors, along with our higher installed kiosk base, combined to increase our revenue $7.8 million from the first quarter. As we expand our installed kiosk base, we expect our revenue to grow from these new kiosks, as well as the continued ramping of kiosks installed during the first half of 2014. Additionally, we expect our expenses to increase due to operating these additional kiosks.
Operating loss increased $6.0 million primarily due to the following;

•
$22.3 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers for use of their space. As we install additional ecoATM kiosks and our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$3.9 million increase in depreciation and amortization expense from depreciation on our installed kiosks and amortization expense related to certain ecoATM intangible assets acquired as part of the business combination;

•	$1.7 million increase in research and development expense primarily at ecoATM due to continued development of our kiosk hardware and software platforms;

•	$1.0 million increase in marketing costs mainly due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base; and

•
$0.8 million increase in general and administrative expense primarily due to higher costs to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system; partially offset by

•	$23.8 million increase in revenue described above.

Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Revenue increased $39.8 million primarily due to the acquisition of ecoATM as previously described. While there are several drivers that impact ecoATM revenue, the key revenue drivers are devices collected per kiosk per day, the percentage of those devices that are high value devices and the average selling price that ecoATM receives when reselling the devices. In 2014, we continue to see improvement in devices collected per kiosk per day through more competitive pricing and kiosk enhancements, including the software solution we deployed in Q4 2013 to address the locked iPhone issue. As we expand our installed kiosk base, we expect our revenue to grow from these new kiosks, as well as the continued ramping of kiosks installed during the first half of 2014. Additionally, we expect our expenses to increase due to operating these additional kiosks.
Operating loss increased $14.8 million primarily due to the following;

•
$38.4 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers for use of their space. As we install additional ecoATM kiosks and our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$7.7 million increase in depreciation and amortization expense from depreciation on our installed kiosks and amortization expense related to certain ecoATM intangible assets acquired as part of the business combination;

•	$3.7 million increase in research and development expense mainly at ecoATM due to continued development of our kiosk hardware and software platforms;

•
$3.0 million increase in general and administrative expense primarily due to higher costs to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion, human resource programs, the continued implementation and maintenance of our enterprise resource planning system; and

•	$1.8 million increase in marketing costs primarily due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base, partially offset by

•	$39.8 million increase in revenue described above.
Loss from equity method investments

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Loss from equity method investments increased to $10.5 million from $9.6 million primarily due to an increased loss from our investment in Redbox Instant by Verizon.
Additional financial information about our equity method investments is provided in Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Loss from equity method investments increased to $19.9 million from $16.7 million primarily due to an increased loss from our investment in Redbox Instant by Verizon.

Interest Expense, Net

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Cash interest expense	$9,770	$7,506	$2,264	30.2%	$18,129	$10,412	$7,717	74.1%
Non-cash interest expense:
Amortization of debt discount	753	1,366	(613)	(44.9)%	1,555	3,072	(1,517)	(49.4)%
Amortization of deferred financing fees	463	457	6	1.3%	967	975	(8)	(0.8)%
Other	—	(81)	81	(100.0)%	—	(494)	494	(100.0)%
Total non-cash interest expense	1,216	1,742	(526)	(30.2)%	2,522	3,553	(1,031)	(29.0)%
Total cash and non-cash interest expense	10,986	9,248	1,738	18.8%	20,651	13,965	6,686	47.9%
Loss from early extinguishment of debt	1,963	4,011	(2,048)	(51.1)%	1,963	5,949	(3,986)	(67.0)%
Total interest expense	$12,949	$13,259	$(310)	(2.3)%	$22,614	$19,914	$2,700	13.6%
Interest income	(20)	(1,241)	1,221	(98.4)%	(40)	(2,363)	2,323	(98.3)%
Interest expense, net	12,929	12,018	911	7.6%	22,574	17,551	5,023	28.6%

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
Interest expense, net increased $0.9 million, or 7.6%, primarily due to interest expense from increased borrowing. This was partially offset by a $2.0 million decrease in losses from the early extinguishment or conversion of debt and a $1.2 million decrease in interest income primarily due to the prior period including income from a note receivable which settled in the second half of 2013.
Comparing six months ended June 30, 2014 to six months ended June 30, 2013
Interest expense, net increased $5.0 million, or 28.6%, primarily due to interest expense from increased borrowing and a $2.3 million decrease in interest income primarily due to the prior period including income from a note receivable which settled in the second half of 2013. This was partially offset by a $4.0 million decrease in losses from the early extinguishment or conversion of debt.
See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.
Income Tax Expense
Our effective tax rate was 20.3% and 5.8% for the three months ended June 30, 2014 and 2013, respectively, and 30.0% and 19.7% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate in 2014 was lower than the U.S. Federal statutory rate of 35.0% due primarily to a worthless stock deduction and the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities, which were recorded net of a contingency reserve, offset partially by state income taxes.  Our effective tax rate in 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to a discrete one-time tax benefit of $17.8 million, which is net of a valuation allowance, realized from an arrangement to sell certain NCR kiosks and a series of transactions to recognize Redbox related subsidiary structures through the sale of a wholly owned subsidiary, partially offset by state income taxes. This series of transactions decreased our effective tax rate by 33.3%, and 18.2% for the three and six months ended June 30, 2013, respectively.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) restructuring costs associated with actions to reduce costs in our continuing operations primarily through workforce reductions across the Company, ii) acquisition costs primarily related to the acquisition of ecoATM, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iv) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control, and v) tax benefits related to a net operating loss adjustment and the recognition of a worthless stock deduction in a corporate subsidiary ("Non-Core Adjustments").
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Net income from continuing operations	$21,810	$50,413	$(28,603)	(56.7)%	$45,696	$78,420	$(32,724)	(41.7)%
Depreciation, amortization and other	53,027	49,208	3,819	7.8%	105,970	97,805	8,165	8.3%
Interest expense, net	12,929	12,018	911	7.6%	22,574	17,551	5,023	28.6%
Income taxes	5,537	3,082	2,455	79.7%	19,613	19,237	376	2.0%
Share-based payments expense(1)	3,079	3,843	(764)	(19.9)%	6,844	8,680	(1,836)	(21.2)%
Adjusted EBITDA from continuing operations	96,382	118,564	(22,182)	(18.7)%	200,697	221,693	(20,996)	(9.5)%
Non-Core Adjustments:
Restructuring costs	—	—	—	NM*	469	—	469	NM*
Acquisition costs	—	1,666	(1,666)	(100.0)%	—	1,666	(1,666)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	3,338	—	3,338	NM*	6,759	—	6,759	NM*
Loss from equity method investments	10,541	9,629	912	9.5%	19,909	16,654	3,255	19.5%
Core adjusted EBITDA from continuing operations	$110,261	$129,859	$(19,598)	(15.1)%	$227,834	$240,013	$(12,179)	(5.1)%
 *     Not Meaningful

(1)	Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

Comparing three months ended June 30, 2014 to three months ended June 30, 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment and increased segment operating loss in our New Ventures segment partially offset by increased segment operating income in our Coinstar segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing six months ended June 30, 2014 to six months ended June 30, 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment and increased segment operating loss in our New Ventures segment partially offset by increased segment operating income in our Coinstar segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	$	%	2014	2013	$	%
Diluted EPS from continuing operations	$1.08	$1.77	$(0.69)	(39.0)%	$2.03	$2.73	$(0.70)	(25.6)%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	—	—	—	NM*	0.01	—	0.01	NM*
Acquisition costs	—	0.06	(0.06)	(100.0)%	—	0.06	(0.06)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.13	—	0.13	NM*	0.23	—	0.23	NM*
Loss from equity method investments	0.32	0.21	0.11	52.4%	0.53	0.36	0.17	47.2%
Tax benefit from net operating loss adjustment	—	—	—	NM*	(0.04)	—	(0.04)	NM*
Tax benefit of worthless stock deduction	(0.11)	—	(0.11)	NM*	(0.10)	—	(0.10)	NM*
Core diluted EPS from continuing operations	$1.42	$2.04	$(0.62)	(30.4)%	$2.66	$3.15	$(0.49)	(15.6)%
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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Net cash provided by operating activities	$62,833	$30,174	$32,659	108.2%	$157,420	$86,178	$71,242	82.7%
Purchase of property and equipment	(26,076)	(36,111)	10,035	(27.8)%	(53,016)	(84,244)	31,228	(37.1)%
Free cash flow	$36,757	$(5,937)	$42,694	719.1%	$104,404	$1,934	$102,470	5,298.3%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	June 30, 2014	December 31, 2013	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$650,000	$350,000	$300,000	85.7%
Term loans(1)	150,000	344,375	(194,375)	(56.4)%
Revolving line of credit	165,000	—	165,000	NM*
Convertible debt(2)	33,424	51,148	(17,724)	(34.7)%
Capital leases	19,778	21,361	(1,583)	(7.4)%
Total principal value of outstanding debt including capital leases	1,018,202	766,884	251,318	32.8%
Less domestic cash and cash equivalents held in financial institutions	(58,779)	(199,027)	140,248	(70.5)%
Net debt	959,423	567,857	391,566	69.0%
LTM Core adjusted EBITDA from continuing operations(3)	$479,473	$491,652	$(12,179)	(2.5)%
Net leverage ratio	2.00	1.15
*     Not Meaningful
(1) The senior unsecured notes on our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 included $9.3 million and $5.3 million in associated debt discount, respectively. The Term loan on our Consolidated Balance Sheets as of June 30, 2014 included $0.4 million in associated debt discount. There was no associated debt discount with the Term loans as of December 31, 2013.
(2) The convertible debt balance on our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 included $0.2 million and $1.4 million, respectively, in associated debt discount.
(3) LTM Core Adjusted EBITDA from continuing operations for the twelve months ended June 30, 2014 and December 31, 2013 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the six months ended June 30, 2014	$227,834
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2013(A)	491,652
Less: Core adjusted EBITDA from continuing operations for the six months ended June 30, 2013	(240,013)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended June 30, 2014	$479,473

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
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $71.2 million primarily due to the following:

•
$71.4 million increase in net cash inflows from changes in working capital primarily due to changes in content library, prepaid expenses, and other current assets, including a cash tax refund in the amount of $24.0 million received in January 2014, other accrued liabilities, and accrued payables to retailers; and

•	$24.5 million decrease in net income to $44.9 million as discussed in the Consolidated Results section above:

•	$24.4 million increase in net non-cash expenses included in net income primarily due to a $21.9 million decrease in change in deferred taxes.
Net Cash used in Investing Activities
We used $61.7 million of net cash in our investing activities primarily due to:

•
$53.0 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology primarily related to our Enterprise Resource Planning implementation; and

•	$10.5 million used for capital contributions to our Redbox Instant by Verizon Joint Venture.
Net Cash used in Financing Activities
We used $234.3 million of net cash from our financing activities primarily due to:

•	$534.4 million used for repayments of our Credit Facility;

•	$474.5 million used to repurchase our common stock;

•	$17.7 million used to repurchase convertible debt

•	$7.1 million used to pay capital lease obligations and other debt; partially offset by

•	$505.0 million from borrowings from our Credit Facility primarily to fund share repurchases; and

•	$295.5 million from issuance of our senior unsecured notes due 2021.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of June 30, 2014, our cash and cash equivalent balance was $233.2 million, of which $91.9 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Convertible Notes	Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2014:
Principal	$350,000	$300,000	$150,000	$165,000	$33,424	$998,424
Discount	(4,806)	(4,473)	(373)	—	(181)	(9,833)
Total	345,194	295,527	149,627	$165,000	33,243	988,591
Less: current portion	—	—	(7,500)	—	(33,243)	(40,743)
Total long-term portion	$345,194	$295,527	$142,127	$165,000	$—	$947,848
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors (the “Subsidiary Guarantors”), entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. As of June 30, 2014, we were in compliance with the covenants of the related indenture. A more detailed description of the Senior Notes due 2019 can be found in our 2013 Annual Report on Form 10-K.
Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million and the Subsidiary Guarantors agreed to guarantee the Senior Notes due 2021. The Senior Notes due 2021 and related guarantees:

•
are general unsecured obligations and are effectively subordinated to all of our and our Subsidiary Guarantors’ existing and future secured debt to the extent of the collateral securing that secured debt, and

•	will rank equally to all of our and our Subsidiary Guarantors’ other unsecured and unsubordinated indebtedness.
In addition, the Senior Notes due 2021

•	will be effectively subordinated to all of the liabilities of our existing and future subsidiaries that are not guaranteeing the Senior Notes due 2021,

•	require interest payable on June 15 and December 15 of each year, beginning on December 15, 2014, and

•	mature on June 15, 2021.
We may redeem any of the Senior Notes due 2021:

•	beginning on June 15, 2017 at a redemption price of 104.406% of their principal amount plus accrued and unpaid interest and additional interest, if any; then

•	the redemption price will be 102.938% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning June 15, 2018; then

•	the redemption price will be 101.469% of their principal amount plus accrued and unpaid interest and additional interest, if any, for the twelve-month period beginning June 15, 2019; and then

•	the redemption price will be 100% of their principal amount plus accrued interest and unpaid interest and additional interest, if any, beginning on June 15, 2020.

•
We may also redeem some or all of the notes before June 15, 2017 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable “make-whole” premium.

•
In addition, before June 15, 2017, we may redeem up to 35% of the aggregate principal amount with the proceeds of certain equity offerings at 105.875% of their principal amount plus accrued and unpaid interest and additional interest, if any; we may make such redemption only if, after any such redemption, at least 65% of the aggregate principal amount originally issued remains outstanding.

Upon a change of control as defined in the indenture related to the Senior Notes due 2021, we will be required to make an offer to purchase the Senior Notes due 2021 or any portion thereof. That purchase price will equal 101% of the principal amount of the Senior Notes due 2021 on the date of purchase plus accrued and unpaid interest and additional interest, if any. If we make certain asset sales and do not reinvest the proceeds or use such proceeds to repay certain debt, we will be required to use the proceeds of such asset sales to make an offer to purchase the Senior Notes due 2021 at 100% of their principal amount, together with accrued and unpaid interest and additional interest, if any, to the date of purchase.
The terms of the Senior Notes due 2021 restrict our ability and the ability of certain of its subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the related indenture will be subject to a number of important qualifications and exceptions.
The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of June 30, 2014, we were in compliance with the covenants of the related indenture.
In connection with the issuance of the Senior Notes due 2021 and related guarantees, we agreed to register the Senior Notes due 2021 and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) so as to allow holders of the Senior Notes due 2021 and related guarantees to exchange the Senior Notes due 2021 and the related guarantees for the same principal amount of a new issue of Senior Notes due 2021 and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes will generally be freely transferable under the Securities Act. If we fail to comply with these obligations on time (a “registration default”), we generally will be required to pay additional interest at a rate of 0.25% per annum for the first 90-day period following a registration default and an additional 0.25% per annum for each subsequent 90-day period that such additional interest continues to accrue (provided that such rate may not exceed 1.00% per annum).
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the "New Credit Facility"). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto (the “Previous Credit Agreement”). The credit facility provided under the Previous Credit Agreement was replaced by the New Credit Facility. As a result of this refinancing activity, in the six months ended June 30, 2014, we recorded a loss on the extinguishment of the Previous Credit Facility of $1.7 million for certain previously capitalized and unamortized debt issuance costs. The loss on extinguishment is recorded within Interest expense, net in our Consolidated Statements of Comprehensive Income.
The New Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”).
We (or the Foreign Borrowers, if applicable), subject to applicable conditions, may generally elect interest rates on the Term Loan and Revolving Line calculated by reference to (a) LIBOR (“London Interbank Offered Rate”) (or the Canadian Dealer Offered Rate, in the case of loans denominated in Canadian Dollars or, if LIBOR is not available for a foreign currency, such other interest rate customarily used by Bank of America for such foreign currency) for given interest periods (the “LIBOR/Eurocurrency Rate”) or (b) on loans in U.S. Dollars made to us, Bank of America’s prime rate (or, if greater, (i) the average rate on overnight federal funds plus 0.50% or (ii) the daily floating one month LIBOR plus 1%) (the “Base Rate”), plus a margin determined by our consolidated net leverage ratio. For swingline borrowings, we will pay interest at the Base Rate, plus a margin determined by our consolidated net leverage ratio. For borrowings made with the LIBOR/Eurocurrency Rate, the margin ranges from 125 to 200 basis points, while for borrowings made with the Base Rate, the margin ranges from 25 to 100 basis points.

The Amended and Restated Credit Agreement requires quarterly principal amortization payments under the Term Loan as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014			$1,875	$1,875
2015	$1,875	$1,875	$2,813	$2,813
2016	$2,813	$2,813	$3,750	$3,750
2017	$3,750	$3,750	$3,750	$3,750
2018	$3,750	$3,750	$5,625	$5,625
2019	$5,625	$84,373	(1)
(1) Any remaining principal balance is due and payable in full on June 24, 2019
The Revolving Line also matures on June 24, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. The maturity date of the borrowings under the New Credit Facility may be accelerated to December 18, 2018 if our senior unsecured notes due 2019 remain outstanding on or after such date. We may prepay amounts borrowed under the Term Loan without premium or penalty (other than breakage costs in the case of borrowings made with the LIBOR/Eurocurrency Rate), but amounts prepaid may not be re-borrowed.
The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the New Credit Facilities and the obligations of any or all of the Guarantors to pay the full amount of our (or any Foreign Borrower’s) obligations under the New Credit Facility.
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the New Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the New Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of June 30, 2014, the interest rate on amounts outstanding under the Credit Facility was 2.17% and we were in compliance with the covenants of the Credit Facility.
Convertible Debt
The aggregate outstanding principal of our 4.0% Convertible Senior Notes (the “Convertible Notes”) was $33.4 million and $51.1 million at June 30, 2014 and December 31, 2013, respectively. The Convertible Notes bear interest at a fixed rate of 4.0% per annum, payable semi-annually in arrears on each March 1 and September 1, and mature on September 1, 2014. The effective interest rate at issuance was 8.5%. As of June 30, 2014, we were in compliance with all covenants.
The Convertible Notes were convertible as of June 30, 2014 and December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. Convertible Note holders may elect to convert through August 29, 2014. Should the holders elect to convert, we will be required to pay them up to the full face value of the Convertible Notes in cash as well as deliver shares of our common stock for any excess conversion value. The number of potentially issued shares increases as the market price of our common stock increases. In the six months ended June 30, 2014, we retired a combined 17,724 Convertible Notes or $17.7 million in face value of Convertible Notes, through the note holders electing to convert, for $17.7 million in cash and the issuance of 182,816 shares of common stock. The amount by which the total consideration including cash paid and value of the shares issued exceeds the fair value of the Convertible Notes is recorded as a reduction of stockholders’ equity. The loss from early extinguishment of these Convertible Notes was approximately $0.2 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
Letters of Credit
As of June 30, 2014, we had six irrevocable standby letters of credit that totaled $8.6 million. These standby letters of credit, which expire at various times through May 2015, are used to collateralize certain obligations to third parties. As of June 30, 2014, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies
During the three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Contractual Payment Obligations
As of June 30, 2014, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2013 Form 10-K:
On June 27, 2014 Sony notified us of their intent to extend our existing content license agreement with them. This will extend the license period through September 30, 2015 and require us to issue 25,000 shares of additional restricted stock to Sony during the third quarter of 2014. See Note 11: Share-Based Payments for more information about our share-based payments for content arrangements. As of June 30, 2014, after accounting for this extension, our commitment to purchase content from Sony was approximately $203.3 million.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds. The motion is fully briefed.  The parties are waiting for the court to schedule a date for argument of the motion. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. The appeal was fully briefed as of July 1, 2014.  The appellate court has not scheduled a date for argument. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In February 2011, a California resident, Michael Mehrens, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that, among other things, Redbox violated California's Song-Beverly Credit Card Act of 1971 (“Song-Beverly”) with respect to the collection and recording of consumer personal identification information, and violated the California Business and Professions Code § 17200 based on the alleged violation of Song-Beverly. A similar complaint alleging violations of Song-Beverly and the right to privacy generally was filed in March 2011 in the Superior Court of the State of California, County of Alameda, by a California resident, John Sinibaldi. A third similar complaint alleging only a violation of Song-Beverly, was filed in March 2011 in the Superior Court of the State of California, County of San Diego, by a California resident, Richard Schiff. Plaintiffs are seeking compensatory damages and civil penalties, injunctive relief, attorneys' fees, costs of suit, and interest. Redbox removed the Mehrens case to the U.S. District Court for the Central District of California, the Sinibaldi case to the U.S. District Court for the Northern District of California, and the Schiff case to the U.S. District Court for the Southern District of California. The Sinibaldi case was subsequently transferred to the U.S. District Court for the Central District of California, where the Mehrens case is pending, and these two cases have been consolidated. At the same time, the plaintiffs substituted Nicolle DiSimone as the named plaintiff in the Mehrens case. After Redbox filed a motion to dismiss, stay, or transfer, the Schiff case was transferred to the U.S. District Court for the Central District of California. On January 4, 2013, the Court dismissed with prejudice the Schiff case for failure to prosecute and failure to comply with court rules and orders. Redbox moved to dismiss the DiSimone/Sinibaldi case, and DiSimone/Sinibaldi moved for class certification. In January 2012, the Court granted Redbox's motion to dismiss with prejudice and denied DiSimone/Sinibaldi's motion for class certification as moot. On February 2, 2012, Plaintiffs filed their notice of appeal. On June 6, 2014, the appellate court affirmed the dismissal of the case against Redbox. The deadline for filing a petition for certiorari is September 4, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors that may affect our business, including our financial condition and results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business. If any of the following risks or uncertainties actually occur, our business could be harmed, the trading price of our common stock could decline and you could lose all or part of your investment in us.
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
Our Redbox business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie and video game industries, than we have, including:

•	mail-delivery and online content providers, like Netflix, iTunes or Amazon;

•	cable, satellite, and telecommunications providers, like Comcast or DISH Network;

•	traditional movie programmers, like HBO or Showtime;

•	traditional brick and mortar video retailers, and other DVD kiosk businesses;

•	other retailers like Walmart and other chain stores selling DVDs and video games;

•	other forms of video game rental providers, like GameFly;

•	noncommercial sources like libraries; and;

•	general competition from other forms of entertainment, such as movie theaters, television and sporting events.

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
Our ecoATM business faces competition from companies whose primary business consists of the purchase of used electronics, including online retailers and web sites such as Gazelle, as well as brick and mortar stores which buy back used electronics. The business also faces competition from companies in other businesses who also have buyback programs, such as GameStop, Best Buy, Target, Apple, AT&T, Verizon and Sprint. These competitors may have significantly more resources than we do or offer their customers a higher price or more convenient offering than we do for the same item. Both the proliferation of such programs and the perceived value to consumers provided by such programs could materially and adversely affect our business and results of operations.
In addition, the nature and extent of consolidations and bankruptcies, which often occur during or as a result of economic downturns, in markets where we install our kiosks, particularly the supermarket and other retailing industries, could adversely affect our operations, including our competitive position, as the number of installations and potential retail users of our kiosks could be significantly reduced. See the risk factor below entitled, “-Events outside of our control, including the current economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.”
There are many risks related to our Redbox business that may negatively impact our business.
The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our infrastructure of Redbox kiosks in the U.S. and Canada. Because we have now substantially completed our U.S. build-out of Redbox kiosks, future growth of our Redbox business in the U.S. will depend substantially upon growth in same store sales. As a result, we expect our Redbox business to grow more slowly in the future, compared with our historical experience. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and demand for physical distribution of movies will likely decrease over the long-term. If it does, our business, operating results and financial condition could be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•
Changes in consumer content delivery preferences, including increased use of digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, digital downloads, online streaming, portable devices, and other mediums, video-on-demand, subscription video-on-demand, disposable or download-to-burn DVDs, DVDs with enhanced picture, sound quality or bonus content, or less demand for high volume of new movie content due to such things as larger home DVD and downloaded movie libraries;

•
Increased availability of digital movie content inventory through digital video recorders, pay-per-view delivered by cable or satellite providers and similar technologies, online streaming, digital downloads, portable devices, digital lockers, and other mediums;

•
Decreased quantity and quality of movie content availability for DVD distribution due to changes in quantity of new releases by studios, movie content failing to appeal to consumers’ tastes, increased focus on digital sales, and other general industry-related factors, including financial disruptions, and labor conflicts;

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
We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 15.3%, 14.6%, and 10.0% of our consolidated revenue from continuing operations, respectively, during 2013. In addition, our ecoATM business is largely concentrated within the largest mall operators in the United States. Although we have had, and expect to continue to have, a successful relationship with these partners, changes to these relationships will continue to occur both in the long and short-term, some of which could adversely affect our business and reputation. For example, our Coinstar and Redbox relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.
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
Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income. For example, in October 2013, we increased the typical coin-counting transaction fee from 9.8% to 10.9%, and, in October 2011, we increased the daily rental fee for standard definition DVDs from $1.00 to $1.20. In the future, other fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.

Payment of increased fees to retailers or other third party service providers could negatively affect our business results.
We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made, to our retailers could significantly increase our direct operating expenses in future periods and harm our business. In addition, we accept payment for movie and game rentals through debit and credit card transactions. For these payments, we pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services.
We may be unable to attract new partners, broaden current partner relationships, and penetrate new markets and distribution channels.
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
Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our Redbox and Coinstar kiosks, our ability to develop and commercialize new products and services, such as ecoATM, and the costs incurred to do so, and our ability to successfully integrate acquisitions and other third-party relationships into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including fluctuations in revenue generated by and operating expenses incurred by our different lines of business, seasonality, the timing of the release slate and the relative attractiveness of the titles available for rent in a particular quarter or year which may have lingering effects in subsequent periods, fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, and the level of DVD migration between kiosks.
If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition and results of operations.
We have experienced substantial growth in our business, particularly due to the rapid expansion of Redbox, and more recently, the acquisition of ecoATM. This growth has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, as appropriate, and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox and ecoATM operations have remained primarily in Oakbrook Terrace, Illinois, and San Diego, California, respectively, while Outerwall’s corporate headquarters and Coinstar operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business. Further, our growth could strain our ability to provide popular and reliable product and service levels, including for our New Ventures, for our consumers, develop and improve our operational, financial and management controls in a timely and efficient manner, enhance our reporting systems and processes as may be required, and recruit, train and retain highly-skilled personnel.
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
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through our New Ventures segment; however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our acquisition of ecoATM, we may seek to grow businesses organically, such as our SAMPLEitTM product sampling kiosk venture, or we may seek to offer new products on our current kiosks, such as new Coin-to-Commerce products on our Coinstar kiosks. We may enter into joint ventures, such as Redbox Instant by Verizon, through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, in order to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions for an automated retail environment, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.
Our investment in Redbox Instant by Verizon may not be successful, and may limit our ability to provide or participate in other “over the top” video distribution services in the United States.
We have a minority ownership interest in Redbox Instant by Verizon, a joint venture with Verizon Communications to provide “over-the-top” video distribution services that also offers rental of physical DVDs and Blu-ray Discs from our kiosks. As of June 30, 2014, we have invested $63.0 million in cash in the joint venture and granted it a license to use certain Redbox trademarks. We could be requested to make substantial additional cash contributions to the joint venture, but we do not control the timing or amount of such requested capital contributions. Under the joint venture agreement, if we do not contribute our pro rata portion of the first $450.0 million in requested capital contributions, our ownership interest in the joint venture could be diluted and we could lose certain contractual rights in the joint venture, such as the right to veto certain material decisions by the joint venture. As long as we fund our pro rata portion of the first $450.0 million in capital contributions, our ownership interest in the joint venture cannot be diluted below a floor of 10% if the joint venture makes additional capital requests and we are not able to fund our pro rata portion of such requests. In addition, each of our Amended and Restated Credit Agreement, the indenture governing the Senior Notes due 2019, and the indenture governing the Senior Notes due 2021 restricts our ability to make investments in the joint venture above certain thresholds. Under the joint venture agreement, we have also agreed to certain restrictions on our ability in the United States to participate in the marketing or operation of an “over-the-top” video distribution service, or to provide physical DVD or Blu-Ray disc rental services in connection with certain other video services. These restrictions may substantially limit our ability to participate in the digital video distribution market except through the joint venture, which we do not control. In addition, Verizon has certain rights to acquire our ownership interest in the joint venture following February 3, 2019, or in limited circumstances, following February 3, 2017. These exclusivity provisions and rights in favor of Verizon could leave us without an interest in an “over-the-top” video distribution business in the future. Further, the joint venture agreement contains certain restrictions on the transfer or encumbrance of our ownership interest in the joint venture, including not generally being able to sell or transfer our interest to an unaffiliated third party before February 3, 2017. After February 3, 2017, we are permitted to transfer our ownership interest in the joint venture only under certain circumstances. These transfer restrictions as well other restrictions, including those discussed above, could substantially reduce the value of our ownership interest in the joint venture as well as negatively affect our ability to run our business.
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
As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in 2012, we entered into a joint venture to launch Redbox Instant by Verizon and in July 2013, we acquired ecoATM. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. For example, Redbox Instant by Verizon may take action contrary to our interests, although we may nonetheless be called to invest additional sums. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

•
entrance into markets in which we have no direct prior experience, such as the digital market through our joint venture, Redbox Instant by Verizon, and where we face competition from many other companies, including those having more experience, better financing, or better relationships with others in the industry than we have;

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
Our effective income tax rate and cash taxes paid are influenced by a number of factors, including changes in tax law, interpretation of existing laws, transactions incurred during the period, the utilization or expiration of net operating loss carryforwards, and our ability to sustain our reporting positions on examination. Changes in any of those factors could change our effective tax rate and cash taxes paid, which could adversely affect our profitability and cash flows. For example, we exhausted the majority of our net operating loss carryforwards in fiscal year 2013, and we expect to have a higher effective tax rate in fiscal year 2014 than in fiscal year 2013. If we continue to be profitable, we expect our cash tax obligations in fiscal 2014 and future periods to continue to be significant. In addition, the expansion of our operations outside of the United States may cause greater volatility in our effective tax rate.

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
Failure to adequately comply with information security policies, standards or legal requirements or to safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.
As our business expands to provide new products and services, such as Redbox Instant by Verizon, ecoATM kiosks, and Coinstar’s gift card exchange business, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies that compromises consumer data or determination of non-compliance with applicable legal requirements or industry standards for data security could expose us to regulatory enforcement actions, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

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
ecoATM is subject to secondhand dealer laws that regulate the purchase of used goods, such as the phones it purchases from consumers. Such laws contain requirements, or laws may be amended or enacted to create requirements, with which we cannot comply, thus requiring us to cease operations in certain jurisdictions. Moreover, a few legislatures have in the past enacted secondhand dealer laws which directly target our ecoATM business, or potentially Coinstar’s gift card exchange business, and restrict or prohibit us from operating. If additional similar laws are enacted at either the state or local level, our ability to operate may be adversely impacted, thereby damaging our business and results of operations.
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
In recent years, we have experienced significant changes in our senior management team, including our CEO and CFO succession 2013 and changes in the presidents of our business lines in 2013 and 2014. Further changes in senior management could result in disruptions to our operations. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.
Risks Related to Our Indebtedness
Our obligations under our substantial debt could adversely affect our cash flow and business.
As of June 30, 2014, the total principal value of our outstanding debt, including capital leases, was $1,018.2 million. Our level of indebtedness could have important consequences for you, including:

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

•	exposing us to variability in interest rates, as our borrowings under our credit facility bear interest at variable rates determined by prevailing interest rates and our leverage ratio.
If we are unable to meet our debt obligations, we could be forced to restructure or refinance such obligations, seek additional equity financing or sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations, which could prevent or impede us from fulfilling our obligations and adversely affect our business.
To service or repay our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of the Senior Notes due 2021, the Senior Notes due 2019, the Convertible Notes, or under our New Credit Facility, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. For example, we exhausted our net operating loss carryforwards in fiscal year 2013. If we continue to be profitable, we expect our cash tax obligations in fiscal 2014 and future periods to be significantly higher than in prior periods, which may have an adverse impact on our ability to service our indebtedness. In addition, a weaker studio release schedule in the second quarter of 2014 adversely affected Redbox revenue.
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

If we do not comply with the covenants in the Amended and Restated Credit Agreement that governs our New Credit Facility, the indentures that govern our Senior Notes due 2019, our Senior Notes due 2021, or our Convertible Notes, respectively, we may not have the funds necessary to pay all of our indebtedness that could become due.
The Amended and Restated Credit Agreement governing our New Credit Facility and the indentures that govern our Senior Notes due 2019, our Senior Notes due 2021 and our Convertible Notes require us to comply with certain covenants that may limit our ability to engage in activities that may be in our long-term best interests. For example, our Amended and Restated Credit Agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, without lender approval. Further, our Amended and Restated Credit Agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio, each as defined in our Amended and Restated Credit Agreement. A violation of any of these covenants could cause an event of default under our Amended and Restated Credit Agreement, which could result in the acceleration of our outstanding indebtedness.

Our failure to comply with these covenants or others under our indentures could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our Amended and Restated Credit Agreement or the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2014:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
4/1/14 - 4/30/14	1,983		$69.05	—	$282,490
5/1/14 - 5/31/14	591,607		$70.50	590,600	$241,659
6/1/14 - 6/30/14	121,948		$69.05	120,956	$233,297	(3)
	715,538	(1)		711,556

(1)
Includes 3,982 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Dollars in thousands

(3)
On January 30, 2014, our Board of Directors approved an additional repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

2.1	First Amendment to Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC.

2.2	Second Amendment to Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
July 31, 2014