Form 10-Q
period 2014-09-30
OUTERWALL INC
filed 2014-10-30
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2014
Common Stock, $0.001 par value	18,914,132

OUTERWALL INC.
FORM 10-Q

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$184,901	$371,437
Accounts receivable, net of allowances of $1,700 and $1,826	32,787	50,296
Content library	151,068	199,868
Prepaid expenses and other current assets	59,807	84,709
Total current assets	428,563	706,310
Property and equipment, net	451,346	520,865
Deferred income taxes	9,290	6,443
Goodwill and other intangible assets, net	627,324	638,690
Other long-term assets	11,510	19,075
Total assets	$1,528,033	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$138,123	$236,018
Accrued payable to retailers	105,989	134,140
Other accrued liabilities	129,873	134,127
Current portion of long-term debt and other long-term liabilities	20,595	103,889
Deferred income taxes	33,154	23,143
Total current liabilities	427,734	631,317
Long-term debt and other long-term liabilities	1,022,803	681,403
Deferred income taxes	29,370	58,528
Total liabilities	1,479,907	1,371,248
Commitments and contingencies (Note 17)
Debt conversion feature	—	1,446
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,593,850 and 36,356,357 shares issued;
18,894,926 and 26,150,900 shares outstanding;	470,157	482,481
Treasury stock	(997,697)	(476,796)
Retained earnings	576,589	513,771
Accumulated other comprehensive loss	(923)	(767)
Total stockholders’ equity	48,126	518,689
Total liabilities and stockholders’ equity	$1,528,033	$1,891,383

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$552,864	$586,539	$1,702,403	$1,712,896
Expenses:
Direct operating(1)	384,111	405,973	1,194,815	1,174,818
Marketing	9,762	8,395	27,142	22,903
Research and development	2,999	3,510	9,885	8,171
General and administrative	47,864	61,031	149,829	168,786
Depreciation and other	47,896	49,245	146,171	143,156
Amortization of intangible assets	3,671	3,191	11,366	7,085
Total expenses	496,303	531,345	1,539,208	1,524,919
Operating income	56,561	55,194	163,195	187,977
Other income (expense), net:
Income (loss) from equity method investments, net (Note 8)	(11,352)	57,934	(31,261)	41,280
Interest expense, net	(12,463)	(8,402)	(35,037)	(25,953)
Other, net	(3,015)	(2,402)	(1,857)	(3,323)
Total other income (expense), net	(26,830)	47,130	(68,155)	12,004
Income from continuing operations before income taxes	29,731	102,324	95,040	199,981
Income tax expense	(11,841)	(15,529)	(31,454)	(34,766)
Income from continuing operations	17,890	86,795	63,586	165,215
Loss from discontinued operations, net of tax (Note 13)	—	(4,139)	(768)	(13,098)
Net income	17,890	82,656	62,818	152,117
Foreign currency translation adjustment(2)	(695)	1,852	(156)	(304)
Comprehensive income	$17,195	$84,508	$62,662	$151,813
Basic earnings (loss) per share:
Continuing operations	$0.95	$3.19	$3.06	$6.03
Discontinued operations	—	(0.16)	(0.04)	(0.48)
Basic earnings per share	$0.95	$3.03	$3.02	$5.55
Diluted earnings (loss) per share:
Continuing operations	$0.93	$3.10	$2.98	$5.78
Discontinued operations	—	(0.15)	(0.04)	(0.46)
Diluted earnings per share	$0.93	$2.95	$2.94	$5.32
Weighted average shares used in basic per share calculations	18,798	27,244	20,792	27,391
Weighted average shares used in diluted per share calculations (Note 14)	19,147	28,016	21,372	28,582

(1)
“Direct operating” excludes depreciation and other of $32.0 million and $96.5 million for the three and nine months ended September 30, 2014, respectively, and $33.0 million and $97.3 million for the three and nine months ended September 30, 2013, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three and nine months ended September 30, 2014 and 2013, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
Balance, June 30, 2014	19,865,273	$479,494	$(941,167)	$558,699	$(228)	$96,798
Proceeds from exercise of stock options, net	3,912	153	—	—	—	153
Adjustments related to tax withholding for share-based compensation	(3,737)	(212)	—	—	—	(212)
Share-based payments expense	(33,496)	3,249	—	—	—	3,249
Excess tax benefit on share-based compensation expense	—	1,167	—	—	—	1,167
Repurchases of common stock	(1,185,970)	—	(70,587)	—	—	(70,587)
Conversion of callable convertible debt, net of tax	248,944	(13,857)	14,057	—	—	200
Adjustment and settlement of debt conversion feature classified as temporary equity	—	163	—	—	—	163
Net income	—	—	—	17,890	—	17,890
Foreign currency translation adjustment(1)	—	—	—	—	(695)	(695)
Balance, September 30, 2014	18,894,926	$470,157	$(997,697)	$576,589	$(923)	$48,126

(1)	Foreign currency translation adjustment has no tax effect for the three months ended September 30, 2014.

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
Balance, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689
Proceeds from exercise of stock options, net	87,789	2,943	—	—	—	2,943
Adjustments related to tax withholding for share-based compensation	(57,694)	(4,027)	—	—	—	(4,027)
Share-based payments expense	207,398	10,093	—	—	—	10,093
Excess tax benefit on share-based compensation expense	—	1,992	—	—	—	1,992
Repurchases of common stock	(7,925,227)	—	(545,156)	—	—	(545,156)
Conversion of callable convertible debt, net of tax	431,760	(24,771)	24,255	—	—	(516)
Adjustment and settlement of debt conversion feature classified as temporary equity	—	1,446	—	—	—	1,446
Net income	—	—	—	62,818	—	62,818
Foreign currency translation adjustment(1)	—	—	—	—	(156)	(156)
Balance, September 30, 2014	18,894,926	$470,157	$(997,697)	$576,589	$(923)	$48,126

(1)	Foreign currency translation adjustment has no tax effect for the nine months ended September 30, 2014.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Operating Activities:
Net income	$17,890	$82,656	$62,818	$152,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	47,898	49,664	146,156	144,173
Amortization of intangible assets	3,671	3,191	11,366	7,085
Share-based payments expense	3,249	2,774	10,093	11,454
Windfall excess tax benefits related to share-based payments	(35)	(318)	(1,988)	(3,347)
Deferred income taxes	(2,404)	24,813	(17,408)	(12,098)
Impairment expense	—	2,586	—	5,262
Loss (income) from equity method investments, net	11,352	(57,934)	31,261	(41,280)
Amortization of deferred financing fees and debt discount	901	1,158	3,423	5,205
Loss from early extinguishment of debt	55	1	2,018	5,950
Other	(313)	2,831	(1,477)	1,020
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	12,133	2,344	17,464	(306)
Content library	1,314	4,534	48,800	9,446
Prepaid expenses and other current assets	1,044	(20,845)	23,047	(31,456)
Other assets	611	(633)	1,647	269
Accounts payable	(26,011)	(14,722)	(97,006)	(70,180)
Accrued payable to retailers	(21,099)	(9,368)	(27,822)	(9,641)
Other accrued liabilities	(629)	(11,789)	(5,345)	(26,552)
Net cash flows from operating activities(1)	49,627	60,943	207,047	147,121
Investing Activities:
Purchases of property and equipment	(19,295)	(39,102)	(72,311)	(123,346)
Proceeds from sale of property and equipment	42	56	1,835	12,888
Sales of short term investments	—	10,000	—	—
Acquisition of ecoATM, net of cash acquired	—	(244,036)	—	(244,036)
Receipt of note receivable principal	—	—	—	95
Cash paid for equity investments	(14,000)	(14,000)	(24,500)	(28,000)
Net cash flows used in investing activities(1)	(33,253)	(287,082)	(94,976)	(382,399)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	—	295,500	343,769
Proceeds from new borrowing on Credit Facility	130,000	150,000	635,000	150,000
Principal payments on Credit Facility	(86,875)	(54,376)	(621,250)	(60,938)
Financing costs associated with Credit Facility and senior unsecured notes(2)	(824)	—	(2,906)	(444)
Settlement and conversion of convertible debt	(33,425)	(30)	(51,149)	(169,664)
Repurchases of common stock(3)	(70,598)	(23,616)	(545,078)	(95,004)
Principal payments on capital lease obligations and other debt	(3,516)	(3,373)	(10,597)	(10,824)
Windfall excess tax benefits related to share-based payments	35	318	1,988	3,347
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(59)	1,018	(1,084)	7,763
Net cash flows from (used in) financing activities(1)	(65,262)	69,941	(299,576)	168,005

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Effect of exchange rate changes on cash	563	1,183	969	(391)
Decrease in cash and cash equivalents	(48,325)	(155,015)	(186,536)	(67,664)
Cash and cash equivalents:
Beginning of period	233,226	370,245	371,437	282,894
End of period	$184,901	$215,230	$184,901	$215,230

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,614	$13,284	$29,824	$19,194
Cash paid during the period for income taxes, net	$14,594	$9,999	$23,783	$54,997
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$1,901	$1,128	$7,414	$6,743
Purchases of property and equipment included in ending accounts payable	$5,869	$8,188	$5,869	$8,188
Non-cash gain included in equity investments	$—	$68,376	$—	$68,376
Common stock issued on conversion of callable convertible debt, net of tax	$14,057	$14	$24,255	$14,292
Non-cash debt issue costs(2)	$—	$—	$4,500	$6,231

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

(2)
Total financing costs associated with the Credit Facility and senior unsecured notes issued in the second quarter of 2014 were $8.2 million composed of non-cash debt issue costs of $4.5 million recorded as debt discount associated with our issuance of $300.0 million senior unsecured notes due 2021, $1.5 million in deferred financing fees associated with the senior unsecured notes, and $2.2 million in deferred financing fees associated with the refinancing of our credit facility. The cash payments for financing costs associated with the Credit Facility and senior unsecured notes during the three and nine months ended September 30, 2014 were $0.8 million and $2.9 million, respectively. The remaining accrued balance of the total financing cost as of September 30, 2014 was $0.8 million.

(3)
The total cost of repurchases of common stock during the three and nine months ended September 30, 2014 was $70.6 million and $545.2 million, respectively, which includes $3.8 million in fees and expenses relating to the tender offer recorded as part of the cost of treasury stock in our Consolidated Balance Sheets. The cash payments for the tender offer fees during the three and nine months ended September 30, 2014 was $0.01 million and $3.7 million, respectively. The remaining accrued balance of the tender offer fees as of September 30, 2014 is $0.1 million.

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

Revision of Previously Issued Financial Statements

During the second quarter of 2014, we identified adjustments to prior periods related to purchases of property and equipment included in ending accounts payable which impact the amounts presented as cash paid for purchases of property and equipment in the investing activities section of our consolidated statements of cash flows, the change in accounts payable within the operating activities section of the cash flow statement and the supplemental non-cash investing and financing activities disclosure of purchases of property and equipment included in ending accounts payable. We concluded that the error was not material to any of our prior period financial statements under the guidance of SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality. We applied the guidance of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, and revised the prior period financial statements presented.

The impact of the immaterial error on our prior period consolidated statements of cash flows is presented in the following table:

	As Reported		Adjustment		As Revised
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Dollars in thousands	September 30, 2013		September 30, 2013		September 30, 2013
Cash flows from changes in operating assets and liabilities:
Accounts payable	$(13,938)	$(84,910)	$(784)	$14,730	$(14,722)	$(70,180)
Net cash flows from operating activities	$61,727	$132,391	$(784)	$14,730	$60,943	$147,121
Investing Activities:
Purchases of property and equipment	$(39,886)	$(108,616)	$784	$(14,730)	$(39,102)	$(123,346)
Net cash flows from investing activities	$(287,866)	$(367,669)	$784	$(14,730)	$(287,082)	$(382,399)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in ending accounts payable	$24,773	$24,773	$(16,585)	$(16,585)	$8,188	$8,188

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

Accounting Pronouncements Not Yet Adopted
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as either a:

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
We are currently evaluating the impact of ASU 2014-08, which is effective for us in our fiscal year beginning on January 1, 2015.
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
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU describes how an entity’s management should assess whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management should consider both quantitative and qualitative factors in making its assessment.
If after considering management’s plans, substantial doubt about an entity’s going concern is alleviated, an entity shall disclose information in the footnotes that enables the users of the financial statements to understand the events that raised the going concern and how management’s plan alleviated this concern.
If after considering management’s plans, substantial doubt about an entity’s going concern is not alleviated, the entity shall disclose in the footnotes indicating that a substantial doubt about the entity’s going concern exists within one year of the date of the issued financial statements. Additionally, the entity shall disclose the events that led to this going concern and management’s plans to mitigate them.
We are currently evaluating the impact of ASU 2014-15, which is effective for us in our fiscal year beginning January 1, 2017.

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
In the second quarter of 2013, Outerwall Inc. ("the Company") completed a review of its content library amortization methodology and updated the methodology in order to add greater precision to product cost amortization. The previous method recognized accelerated amortization of content library costs at a rate faster than the decline in the content library's value due to the recognition of charges in addition to the normal rental curve amortization whenever individual discs were removed from kiosks, a process we define as "thinning". The Company's most recent analysis has shown that its amortization curves can reasonably capture the effect of thinning and therefore eliminates the need for additional charges at the time of thinning and provides a better correlation of costs to revenue. The modified approach to amortizing the cost of the content library is based on updated rental curves, which incorporate thinning estimates, and provides a more systematic method for recognizing the costs of movie and game titles. The Company anticipates that this new method will better align the recognition of costs with the related revenue.
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
Reclassifications
During 2013, we discontinued four new venture concepts, Rubi, Crisp Market, Orango, and Star Studio. We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 13: Discontinued Operations for more information.
During 2014, we reclassified certain deferred fees associated with the issuance of our Senior Notes due 2019 from other long-term assets to long-term debt and other long-term liabilities. We have reclassified these amounts for all periods presented in our Consolidated Balance Sheets.

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
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of September 30, 2014, are as follows:

	Kiosks	Locations
Redbox	43,790	36,210
Coinstar	21,210	20,220
New Ventures	1,550	1,330
Total	66,550	57,760
Note 4: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $184.9 million and $371.4 million at September 30, 2014, and December 31, 2013, respectively. Of this total, cash equivalents were $5.7 million and $65.8 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at September 30, 2014, and December 31, 2013, were $71.7 million and $85.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at September 30, 2014, and December 31, 2013, were $26.0 million and $199.0 million, respectively in cash and cash equivalents held in financial institutions domestically and $13.3 million and $15.2 million, respectively in cash and cash equivalents held in foreign financial institutions.

Note 5: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	September 30, 2014	December 31, 2013
Income taxes receivable	$11,611	$37,466
Spare parts	14,882	18,975
Licenses	8,287	4,568
Electronic devices inventory	6,418	3,529
DVD cases and labels	1,197	2,596
Prepaid rent	1,293	1,302
Other	16,119	16,273
Total prepaid and other current assets	$59,807	$84,709

Other accrued liabilities consist of the following:

Dollars in thousands	September 30, 2014	December 31, 2013
Payroll related expenses	$28,859	$33,852
Accrued content library expense	21,387	21,602
Business taxes	23,591	22,939
Insurance	13,682	13,379
Professional fees	3,338	930
Service contract provider expenses	6,480	8,134
Deferred rent expense	5,848	5,713
Accrued interest expense	6,833	7,015
Other	19,855	20,563
Total other accrued liabilities	$129,873	$134,127
Note 6: Property and Equipment

Dollars in thousands	September 30, 2014	December 31, 2013
Kiosks and components	$1,149,520	$1,105,761
Computers, servers, and software	223,271	226,389
Office furniture and equipment	8,695	7,260
Vehicles	6,264	6,553
Leasehold improvements	23,338	23,198
Property and equipment, at cost	1,411,088	1,369,161
Accumulated depreciation and amortization	(959,742)	(848,296)
Property and equipment, net	$451,346	$520,865

Note 7: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands	September 30, 2014	December 31, 2013
Goodwill	$559,307	$559,307
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	September 30, 2014	December 31, 2013
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(22,197)	(17,768)
Retailer relationships, net		31,098	35,527
Developed technology	5 years	34,000	34,000
Accumulated amortization		(7,933)	(2,833)
Developed technology, net		26,067	31,167
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(5,948)	(4,111)
Other, net		10,852	12,689
Total intangible assets, net		$68,017	$79,383
Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2014	2013	2014	2013
Retailer relationships	$1,358	$1,568	$4,429	$4,713
Developed technology	1,700	1,133	5,100	1,133
Other	613	490	1,837	1,239
Total amortization of intangible assets	$3,671	$3,191	$11,366	$7,085
Assuming no future impairment, the expected future amortization as of September 30, 2014 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2014	$1,003	$1,700	$612	$3,315
2015	4,012	6,800	2,419	13,231
2016	4,012	6,800	2,307	13,119
2017	4,012	6,800	2,285	13,097
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
Thereafter	10,035	—	764	10,799
Total expected amortization	$31,098	$26,067	$10,852	$68,017

Note 8: Equity Method Investments and Related Party Transactions
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governs the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”). Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The Joint Venture board of managers may request each member to make additional capital contributions, on a pro rata basis relative to its respective ownership interest. So long as Redbox contributes its pro rata share of the first $450.0 million of capital contributions to the Joint Venture, Redbox’s interest cannot be diluted below 10.0%. The following table summarizes Redbox's initial cash capital contribution and subsequent cash capital contributions representing its pro-rata share of requests made by the Joint Venture board of managers:

Dollars in thousands	Cash Contributions
2012	$24,500
2013	28,000
2014	24,500
Total cash capital contributions	$77,000
On October 19, 2014, the Company and Verizon entered into an agreement whereby we would withdraw from the Joint Venture. See Note 20: Subsequent Events for information regarding the terms of the withdrawal agreement.
Other Equity Method Investments
We make strategic equity investments in external companies that provide automated self-service kiosk solutions. Our equity method investments and ownership percentages as of September 30, 2014, were as follows:

Dollars in thousands	Equity Investment	Ownership Percentage
Joint Venture	$2,620	35%
SoloHealth, Inc.	1,326	10%
Equity method investments	$3,946
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2014	2013	2014	2013
Gain on previously held equity interest on ecoATM	$—	$68,376	$—	$68,376
Proportionate share of net loss of equity method investees:
Joint Venture	(10,378)	(8,516)	(28,339)	(21,913)
Other	(224)	(1,307)	(672)	(3,326)
Total proportionate share of net loss of equity method investees	(10,602)	(9,823)	(29,011)	(25,239)
Amortization of difference in carrying amount and underlying equity in Joint Venture	(750)	(619)	(2,250)	(1,857)
Total income (loss) from equity method investments	$(11,352)	$57,934	$(31,261)	$41,280

Our proportional share of the Joint Venture summarized financial information presented in the table below, as provided to us by the Joint Venture, is based on our ownership percentage of 35%:

	Nine Months Ended
Statement of Operations	September 30,
Dollars in thousands	2014	2013
Revenue	$18,499	$3,054
Cost of sales and service	36,969	14,021
Net loss and loss from continuing operations	80,994	61,660
Related Party Transactions
At September 30, 2014 and December 31, 2013, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $4.4 million and $5.9 million, respectively, due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business.

Note 9: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of September 30, 2014:
Principal	$350,000	$300,000	$148,125	$210,000	$1,008,125
Discount	(4,551)	(4,313)	(354)	—	(9,218)
Total	345,449	295,687	147,771	$210,000	998,907	$18,051	$13,466	$12,974	$1,043,398
Less: current portion	—	—	(8,445)	—	(8,445)	(12,150)	—	—	(20,595)
Total long-term portion	$345,449	$295,687	$139,326	$210,000	$990,462	$5,901	$13,466	$12,974	$1,022,803

Unamortized deferred financing fees(1)	$688	$1,425	$—	$3,132	$5,245				$5,245
(1)Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.

	Debt					Other Liabilities			Total
	Senior Unsecured Notes due 2019	Credit Facility		Convertible Notes	Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands		Term Loans	Revolving Line of Credit
As of December 31, 2013:
Principal	$350,000	$344,375	$—	$51,148	$745,523
Discount	(5,317)	—	—	(1,446)	(6,763)
Total	344,683	344,375	$—	49,702	738,760	$21,361	$13,086	$12,085	$785,292
Less: current portion	—	(42,187)	—	(49,702)	(91,889)	(11,997)	—	(3)	(103,889)
Total long-term portion	$344,683	$302,188	$—	$—	$646,871	$9,364	$13,086	$12,082	$681,403

Unamortized deferred financing fees(1)	$832	$1,259	$2,749	$186	$5,026				$5,026
(1)Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.
Interest Expense

Dollars in thousands	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cash interest expense	$11,517	$7,304	$29,646	$17,716
Non-cash interest expense:
Amortization of debt discount	616	804	2,171	3,876
Amortization of deferred financing fees	285	366	1,252	1,341
Other	—	(54)	—	(548)
Total non-cash interest expense	901	1,116	3,423	4,669
Total cash and non-cash interest expense	12,418	8,420	33,069	22,385
Loss from early extinguishment of debt	55	1	2,018	5,950
Total interest expense	$12,473	$8,421	$35,087	$28,335
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of September 30, 2014, we were in compliance with the covenants of the related indenture.

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
In addition, the Senior Notes due 2021:

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
The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of September 30, 2014, we were in compliance with the covenants of the related indenture.

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
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2014	$1,875
2015	9,376
2016	13,126
2017	15,000
2018	18,750
2019	89,998
Total	$148,125

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
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the New Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the New Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of September 30, 2014, the interest rate on amounts outstanding under the Credit Facility was 2.02% and we were in compliance with the covenants of the Credit Facility.
Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The aggregate outstanding principal was $51.1 million at December 31, 2013.
The Convertible Notes were convertible as of December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the nine months ended September 30, 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
Note 10: Repurchases of Common Stock
Board Authorization
On January 30, 2014, our Board of Directors approved an additional stock repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. The Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares.
Repurchases
In the nine months ended September 30, 2014, we repurchased a total of 7,925,227 shares of our common stock, via open market repurchases and a tender offer, with an average price per share of $68.31 for $541.4 million, excluding fees and expenses associated with the tender offer. Of these shares, 2,633,526 were repurchased from the open market with an average price of $64.77 per share for $170.6 million. In addition, as part of a tender offer which expired on March 7, 2014, we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses which totaled $3.8 million. All shares repurchased were recorded as treasury shares and made in accordance with current share repurchase authorizations of the Board. Fees associated with the tender offer were recorded as part of the cost of treasury stock in our Consolidated Balance Sheets.

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2014 (1)	$201,291
Additional board authorization (1)	500,000
Proceeds from the exercise of stock options	2,943
Repurchase of common stock from open market	(170,582)
Repurchase from tender offer (2)	(370,789)
Authorized repurchase - as of September 30, 2014 (1)	$162,863

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
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2014	2013	2014	2013
Share-based payments expense:
Share-based compensation - stock options	$163	$348	$619	$1,246
Share-based compensation - restricted stock	3,115	2,986	9,472	8,292
Share-based payments for content arrangements	(29)	(560)	2	1,916
Total share-based payments expense	$3,249	$2,774	$10,093	$11,454
Tax benefit on share-based payments expense	$1,246	$1,040	$3,873	$4,329

	September 30, 2014
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$1,004	2.0 years
Share-based compensation - restricted stock	23,586	2.4 years
Share-based payments for content arrangements	157	0.3 years
Total unrecognized share-based payments expense	$24,747

Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2014:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	248	$45.72
Granted	—	$—
Exercised	(88)	$33.52
Canceled, expired, or forfeited	(17)	$52.04
Outstanding, September 30, 2014	143	$52.44
Certain information regarding stock options outstanding as of September 30, 2014, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	143	74
Weighted average per share exercise price	$52.44	$51.42
Aggregate intrinsic value	$605	$412
Weighted average remaining contractual term (in years)	7.05	6.15
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
The following table presents a summary of restricted stock award activity for 2014:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2013	597	$52.58
Granted	334	$71.66
Vested	(178)	$50.30
Forfeited	(127)	$58.93
Non-vested, September 30, 2014	626	$62.12
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. No restricted stock was granted for content arrangements during the nine months ended September 30, 2014. See Note 17: Commitments and Contingencies for more information on changes in commitments to issue restricted stock for content license agreements.

Information related to the shares of restricted stock granted as part of these agreements as of September 30, 2014, is as follows:

Whole shares	Granted	Vested	Unvested	Remaining Vesting Period
Sony	193,348	193,348	—	0.0 years
Paramount	300,000	255,000	45,000	0.3 years
Total	493,348	448,348	45,000
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, of which $1.4 million was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $10.0 million in expense associated with the issuance of rights to receive cash for the nine months ended September 30, 2014. The expected future recognition of expense associated with the rights to receive cash as of September 30, 2014 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2014	$3,218
2015	4,631
2016	3,771
2017	516
Remaining total expected expense	$12,136
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
The total amount expected to be incurred in connection with the restructuring, exclusive of asset impairments, and the amount incurred during the nine months ended September 30, 2014 by reportable segment (on an allocated basis) and expense type is as follows:

Dollars in thousands	Total Estimated Expense	Nine Months Ended September 30, 2014	Cumulative as of September 30, 2014
Redbox
Severance	$4,305	$535	$4,305
Coinstar
Severance	748	23	748
Discontinued Operations
Severance	1,026	155	1,026
Other	1,874	435	1,874
Total	$7,953	$1,148	$7,953

A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance	Other
Beginning Balance - December 31, 2013	$2,508	$1,418
Costs charged to expense	713	435
Costs paid or otherwise settled	(3,221)	(1,853)
Ending Balance - September 30, 2014	$—	$—
The line items in our Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2014 in which the expenses are recorded are as follows:

Dollars in thousands	Severance	Other
Direct Operating	$410	$—
General and administrative	148	—
Loss from discontinued operations, net of tax	155	435
Total expense	$713	$435

There were no restructuring expenses recorded in the three months ended September 30, 2014.
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
The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2014	2013	2014	2013
Revenue	$—	$814	$100	$3,373

Loss from discontinued operations before income tax	$—	$(6,775)	$(1,259)	$(21,365)
Income tax benefit	—	2,636	491	8,267
Loss from discontinued operations, net of tax	$—	$(4,139)	$(768)	$(13,098)

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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2014	2013	2014	2013
Weighted average shares used for basic EPS	18,798	27,244	20,792	27,391
Dilutive effect of stock options and other share-based awards	179	351	273	439
Dilutive effect of convertible debt	170	421	307	752
Weighted average shares used for diluted EPS	19,147	28,016	21,372	28,582
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	226	19	16	67
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

Dollars in thousands
Three Months Ended September 30, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$438,048	$85,074	$29,742	$—	$552,864
Expenses:
Direct operating	312,792	42,428	26,988	1,903	384,111
Marketing	6,038	1,834	1,212	678	9,762
Research and development	15	64	2,088	832	2,999
General and administrative	33,527	7,313	3,885	3,139	47,864
Segment operating income (loss)	85,676	33,435	(4,431)	(6,552)	108,128
Less: depreciation, amortization and other	(38,207)	(8,989)	(4,371)	—	(51,567)
Operating income (loss)	47,469	24,446	(8,802)	(6,552)	56,561
Loss from equity method investments, net	—	—	—	(11,352)	(11,352)
Interest expense, net	—	—	—	(12,463)	(12,463)
Other, net	—	—	—	(3,015)	(3,015)
Income (loss) from continuing operations before income taxes	$47,469	$24,446	$(8,802)	$(33,382)	$29,731

Dollars in thousands
Three Months Ended September 30, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$491,694	$79,611	$15,234	$—	$586,539
Expenses:
Direct operating	350,759	41,833	12,114	1,267	405,973
Marketing	5,883	1,352	421	739	8,395
Research and development	69	1,428	1,358	655	3,510
General and administrative	44,017	7,349	6,692	2,973	61,031
Segment operating income (loss)	90,966	27,649	(5,351)	(5,634)	107,630
Less: depreciation, amortization and other	(41,478)	(8,539)	(2,419)	—	(52,436)
Operating income (loss)	49,488	19,110	(7,770)	(5,634)	55,194
Income from equity method investments, net	—	—	—	57,934	57,934
Interest expense, net	—	—	—	(8,402)	(8,402)
Other, net	—	—	—	(2,402)	(2,402)
Income (loss) from continuing operations before income taxes	$49,488	$19,110	$(7,770)	$41,496	$102,324

Dollars in thousands
Nine Months Ended September 30, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,399,185	$233,707	$69,511	$—	$1,702,403
Expenses:
Direct operating	1,003,097	120,354	66,150	5,214	1,194,815
Marketing	17,282	4,397	3,188	2,275	27,142
Research and development	41	486	6,570	2,788	9,885
General and administrative	106,658	21,502	11,822	9,847	149,829
Segment operating income (loss)	272,107	86,968	(18,219)	(20,124)	320,732
Less: depreciation, amortization and other	(118,928)	(26,473)	(12,136)	—	(157,537)
Operating income (loss)	153,179	60,495	(30,355)	(20,124)	163,195
Loss from equity method investments, net	—	—	—	(31,261)	(31,261)
Interest expense, net	—	—	—	(35,037)	(35,037)
Other, net	—	—	—	(1,857)	(1,857)
Income (loss) from continuing operations before income taxes	$153,179	$60,495	$(30,355)	$(88,279)	$95,040

Dollars in thousands
Nine Months Ended September 30, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,478,132	$219,520	$15,244	$—	$1,712,896
Expenses:
Direct operating	1,040,706	119,290	12,848	1,974	1,174,818
Marketing	18,057	3,357	596	893	22,903
Research and development	73	5,107	2,155	836	8,171
General and administrative	128,963	20,077	11,611	8,135	168,786
Segment operating income (loss)	290,333	71,689	(11,966)	(11,838)	338,218
Less: depreciation, amortization and other	(122,219)	(25,493)	(2,529)	—	(150,241)
Operating income (loss)	168,114	46,196	(14,495)	(11,838)	187,977
Income from equity method investments, net	—	—	—	41,280	41,280
Interest expense, net	—	—	—	(25,953)	(25,953)
Other, net	—	—	—	(3,323)	(3,323)
Income (loss) from continuing operations before income taxes	$168,114	$46,196	$(14,495)	$166	$199,981
Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Wal-Mart Stores Inc.	15.4%	14.9%	15.3%	15.1%
Walgreen Co.	13.2%	14.3%	13.7%	14.7%
The Kroger Company	9.8%	9.8%	9.8%	10.0%

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

Fair Value at September 30, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$5,708	$—	$—

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$65,800	$—	$—
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
We estimated the fair value of our convertible debt outstanding using a market rate of approximately 6.0% for similar high-yield debt at December 31, 2013. The estimated fair value of our convertible debt was approximately $50.5 million at December 31, 2013, and was determined based on its stated terms, maturing on September 1, 2014, and an annual interest rate of 4.0%. The fair value estimate of our convertible debt falls under Level 3 of the fair value hierarchy. We have reported the carrying value of our convertible debt, face value less the unamortized debt discount, in our Consolidated Balance Sheets.
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using market rates of approximately 6.0% and 5.875%, respectively, for similar high-yield debt at September 30, 2014. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, respectively, at September 30, 2014. The estimated fair value of our senior unsecured notes due 2019 was approximately $350.0 million at December 31, 2013. These estimated fair values for our senior unsecured notes due 2019 and 2021 were determined based on their stated terms, maturing on March 15, 2019, and June 15, 2021, respectively, and annual interest rates of 6.0% and 5.875%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

Note 17: Commitments and Contingencies
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made purchases in the nine months ended September 30, 2014 and 2013 that reduced this commitment by $2.1 million and $6.0 million, respectively. As of September 30, 2014, our remaining commitment is $15.8 million under this arrangement.
Content License Agreements
On June 27, 2014 Sony notified us of their intent to extend our existing content license agreement with them. This will extend the license period through September 30, 2015 and require us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2014 which will vest immediately. See Note 11: Share-Based Payments for more information about our share-based payments for content arrangements. As of September 30, 2014, after accounting for this extension, our commitment to purchase content from Sony was approximately $162.8 million.
On September 26, 2014, Universal Studios Home Entertainment LLC exercised its option to extend the term of the revenue sharing license agreement between Redbox and Universal through December 31, 2015. As of September 30, 2014, after accounting for this extension, our commitment to purchase content from Universal was approximately $140.6 million.
Letters of Credit
As of September 30, 2014, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through September 2015, are used to collateralize certain obligations to third parties. As of September 30, 2014, no amounts were outstanding under these standby letter of credit agreements.
Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds. The motion is fully briefed, and is tentatively scheduled to be argued on November 12, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. The appeal was fully briefed as of July 1, 2014, and argument occurred on September 26, 2014.  The appellate court has not scheduled a date for argument. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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
Note 18: Guarantor Subsidiaries
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$130,943	$13,127	$40,831	$—	$184,901
Accounts receivable, net of allowances	1,633	29,515	1,639	—	32,787
Content library	—	147,708	3,360	—	151,068
Prepaid expenses and other current assets	38,342	26,526	1,023	(6,084)	59,807
Intercompany receivables	33,298	385,821	—	(419,119)	—
Total current assets	204,216	602,697	46,853	(425,203)	428,563
Property and equipment, net	142,818	272,176	36,352	—	451,346
Deferred income taxes	—	4,722	9,289	(4,721)	9,290
Goodwill and other intangible assets, net	249,720	377,604	—	—	627,324
Other long-term assets	6,801	4,335	374	—	11,510
Investment in related parties	877,715	3,841	—	(881,556)	—
Total assets	$1,481,270	$1,265,375	$92,868	$(1,311,480)	$1,528,033
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$13,573	$122,393	$2,157	$—	$138,123
Accrued payable to retailers	59,908	33,123	12,958	—	105,989
Other accrued liabilities	55,472	71,347	3,054	—	129,873
Current portion of long-term debt and other long-term liabilities	20,186	(2)	411	—	20,595
Deferred income taxes	—	39,238	—	(6,084)	33,154
Intercompany payables	246,470	103,388	69,261	(419,119)	—
Total current liabilities	395,609	369,487	87,841	(425,203)	427,734
Long-term debt and other long-term liabilities	1,003,465	18,173	1,165	—	1,022,803
Deferred income taxes	34,069	—	22	(4,721)	29,370
Total liabilities	1,433,143	387,660	89,028	(429,924)	1,479,907
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	584,670	225,729	12,393	(352,635)	470,157
Treasury stock	(997,697)	—	—	—	(997,697)
Retained earnings	462,965	651,986	(9,441)	(528,921)	576,589
Accumulated other comprehensive income (loss)	(1,811)	—	888	—	(923)
Total stockholders’ equity	48,127	877,715	3,840	(881,556)	48,126
Total liabilities and stockholders’ equity	$1,481,270	$1,265,375	$92,868	$(1,311,480)	$1,528,033

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$315,250	$9,639	$46,548	$—	$371,437
Accounts receivable, net of allowances	2,029	45,672	2,595	—	50,296
Content library	37	196,695	3,136	—	199,868
Prepaid expenses and other current assets	67,664	28,234	960	(12,149)	84,709
Intercompany receivables	180,100	355,418	5,093	(540,611)	—
Total current assets	565,080	635,658	58,332	(552,760)	706,310
Property and equipment, net	163,747	320,296	36,822	—	520,865
Deferred income taxes	—	—	6,412	31	6,443
Goodwill and other intangible assets, net	251,150	387,540	—	—	638,690
Other long-term assets	7,156	11,499	420	—	19,075
Investment in related parties	815,243	4,825	—	(820,068)	—
Total assets	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,336	$215,703	$2,979	$—	$236,018
Accrued payable to retailers	71,085	48,126	14,929	—	134,140
Other accrued liabilities	59,444	71,607	3,076	—	134,127
Current portion of long-term debt and other long-term liabilities	103,519	3	367	—	103,889
Deferred income taxes	—	35,292	—	(12,149)	23,143
Intercompany payables	315,615	154,565	70,432	(540,612)	—
Total current liabilities	566,999	525,296	91,783	(552,761)	631,317
Long-term debt and other long-term liabilities	661,627	18,748	1,028	—	681,403
Deferred income taxes	45,307	13,190	—	31	58,528
Total liabilities	1,273,933	557,234	92,811	(552,730)	1,371,248
Commitments and contingencies
Debt conversion feature	1,446	—	—	—	1,446
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	596,995	225,016	12,393	(351,923)	482,481
Treasury stock	(476,796)	—	—	—	(476,796)
Retained earnings	407,959	577,568	(3,612)	(468,144)	513,771
Accumulated other comprehensive income (loss)	(1,161)	—	394	—	(767)
Total stockholders’ equity	526,997	802,584	9,175	(820,067)	518,689
Total liabilities and stockholders’ equity	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$71,616	$464,814	$16,434	$—	$552,864
Expenses:
Direct operating	36,930	335,780	11,401	—	384,111
Marketing	1,945	7,059	758	—	9,762
Research and development	861	2,138	—	—	2,999
General and administrative	10,789	36,558	517	—	47,864
Depreciation and other	8,173	37,495	2,228	—	47,896
Amortization of intangible assets	358	3,313	—	—	3,671
Total expenses	59,056	422,343	14,904	—	496,303
Operating income	12,560	42,471	1,530	—	56,561
Other income (expense), net:
Loss from equity method investments, net	(224)	(11,128)	—	—	(11,352)
Interest income (expense), net	(12,570)	163	(56)	—	(12,463)
Other, net	1,941	573	(5,529)	—	(3,015)
Total other expense, net	(10,853)	(10,392)	(5,585)	—	(26,830)
Income (loss) from continuing operations before income taxes	1,707	32,079	(4,055)	—	29,731
Income tax benefit (expense)	(1,915)	(10,844)	918	—	(11,841)
Income (loss) from continuing operations	(208)	21,235	(3,137)	—	17,890
Loss from discontinued operations, net of tax	—	—	—	—	—
Equity in income (loss) of subsidiaries	18,098	(3,137)	—	(14,961)	—
Net Income (loss)	17,890	18,098	(3,137)	(14,961)	17,890
Foreign currency translation adjustment(1)	(680)	—	(15)	—	(695)
Comprehensive income (loss)	$17,210	$18,098	$(3,152)	$(14,961)	$17,195

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended September 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$67,545	$505,043	$13,951	$—	$586,539
Expenses:
Direct operating	36,325	357,800	15,393	(3,545)	405,973
Marketing	1,380	6,328	687	—	8,395
Research and development	1,794	1,716	—	—	3,510
General and administrative	11,608	45,337	533	3,553	61,031
Depreciation and other	7,028	40,867	1,350	—	49,245
Amortization of intangible assets	569	2,622	—	—	3,191
Total expenses	58,704	454,670	17,963	8	531,345
Operating income (loss)	8,841	50,373	(4,012)	(8)	55,194
Other income (expense), net:
Income (loss) from equity method investments, net	67,069	(9,135)	—	—	57,934
Interest expense, net	(8,246)	(115)	(41)	—	(8,402)
Other, net	(2,352)	8	(66)	8	(2,402)
Total other income (expense), net	56,471	(9,242)	(107)	8	47,130
Income (loss) from continuing operations before income taxes	65,312	41,131	(4,119)	—	102,324
Income tax benefit (expense)	(1,819)	(15,215)	1,505	—	(15,529)
Income (loss) from continuing operations	63,493	25,916	(2,614)	—	86,795
Loss from discontinued operations, net of tax	(3,743)	(396)	—	—	(4,139)
Equity in income (loss) of subsidiaries	22,906	(2,614)	—	(20,292)	—
Net income (loss)	82,656	22,906	(2,614)	(20,292)	82,656
Foreign currency translation adjustment(1)	63	—	1,789	—	1,852
Comprehensive income (loss)	$82,719	$22,906	$(825)	$(20,292)	$84,508

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Nine Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$197,878	$1,460,447	$44,078	$—	$1,702,403
Expenses:
Direct operating	105,399	1,057,882	31,534	—	1,194,815
Marketing	4,723	20,220	2,199	—	27,142
Research and development	2,589	7,296	—	—	9,885
General and administrative	31,429	116,974	1,426	—	149,829
Depreciation and other	26,744	113,407	6,020	—	146,171
Amortization of intangible assets	1,430	9,936	—	—	11,366
Total expenses	172,314	1,325,715	41,179	—	1,539,208
Operating income	25,564	134,732	2,899	—	163,195
Other income (expense), net:
Loss from equity method investments, net	(672)	(30,589)	—	—	(31,261)
Interest income (expense), net	(35,172)	286	(151)	—	(35,037)
Other, net	7,662	1,409	(10,928)	—	(1,857)
Total other expense, net	(28,182)	(28,894)	(11,079)	—	(68,155)
Income (loss) from continuing operations before income taxes	(2,618)	105,838	(8,180)	—	95,040
Income tax benefit (expense)	1,333	(35,139)	2,352	—	(31,454)
Income (loss) from continuing operations	(1,285)	70,699	(5,828)	—	63,586
Income (loss) from discontinued operations, net of tax	(803)	35	—	—	(768)
Equity in income (loss) of subsidiaries	64,906	(5,828)	—	(59,078)	—
Net income (loss)	62,818	64,906	(5,828)	(59,078)	62,818
Foreign currency translation adjustment(1)	(650)	—	494	—	(156)
Comprehensive income (loss)	$62,168	$64,906	$(5,334)	$(59,078)	$62,662

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Nine Months Ended September 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$186,625	$1,488,767	$37,504	$—	$1,712,896
Expenses:
Direct operating	104,075	1,039,516	39,483	(8,256)	1,174,818
Marketing	3,572	17,491	1,840	—	22,903
Research and development	6,452	1,719	—	—	8,171
General and administrative	28,410	130,863	1,249	8,264	168,786
Depreciation and other	21,072	118,440	3,644	—	143,156
Amortization of intangible assets	1,708	5,377	—	—	7,085
Total expenses	165,289	1,313,406	46,216	8	1,524,919
Operating income (loss)	21,336	175,361	(8,712)	(8)	187,977
Other income (expense), net:
Income (loss) from equity method investments, net	65,050	(23,770)	—	—	41,280
Interest income (expense), net	(26,200)	338	(91)	—	(25,953)
Other, net	(3,442)	219	(108)	8	(3,323)
Total other income (expense), net	35,408	(23,213)	(199)	8	12,004
Income (loss) from continuing operations before income taxes	56,744	152,148	(8,911)	—	199,981
Income tax benefit (expense)	19,744	(57,464)	2,954	—	(34,766)
Income (loss) from continuing operations	76,488	94,684	(5,957)	—	165,215
Loss from discontinued operations, net of tax	(11,994)	(1,104)	—	—	(13,098)
Equity in income (loss) of subsidiaries	87,623	(5,957)	—	(81,666)	—
Net income (loss)	152,117	87,623	(5,957)	(81,666)	152,117
Foreign currency translation adjustment(1)	84	—	(388)	—	(304)
Comprehensive income (loss)	$152,201	$87,623	$(6,345)	$(81,666)	$151,813

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$62,818	$64,906	$(5,828)	$(59,078)	$62,818
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	26,728	113,408	6,020	—	146,156
Amortization of intangible assets	1,430	9,936	—	—	11,366
Share-based payments expense	8,227	1,866	—	—	10,093
Windfall excess tax benefits related to share-based payments	(1,988)	—	—	—	(1,988)
Deferred income taxes	5,746	(13,965)	(3,105)	(6,084)	(17,408)
Loss from equity method investments, net	672	30,589	—	—	31,261
Amortization of deferred financing fees and debt discount	3,423	—	—	—	3,423
Loss from early extinguishment of debt	2,018	—	—	—	2,018
Other	(1,149)	(368)	40	—	(1,477)
Equity in (income) losses of subsidiaries	(64,906)	5,828	—	59,078	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	395	16,157	912	—	17,464
Content library	36	48,988	(224)	—	48,800
Prepaid expenses and other current assets	16,024	1,026	(87)	6,084	23,047
Other assets	55	1,546	46	—	1,647
Accounts payable	(2,427)	(94,130)	(449)	—	(97,006)
Accrued payable to retailers	(11,177)	(15,003)	(1,642)	—	(27,822)
Other accrued liabilities	(5,049)	(331)	35	—	(5,345)
Net cash flows from (used in) operating activities(1)	40,876	170,453	(4,282)	—	207,047
Investing Activities:
Purchases of property and equipment	(24,933)	(41,663)	(5,715)	—	(72,311)
Proceeds from sale of property and equipment	750	1,085	—	—	1,835
Cash paid for equity investments	—	(24,500)	—	—	(24,500)
Investments in and advances to affiliates	98,892	(101,884)	2,992	—	—
Net cash flows from (used in) investing activities(1)	74,709	(166,962)	(2,723)	—	(94,976)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing of Credit Facility	635,000	—	—	—	635,000
Principal payments on Credit Facility	(621,250)	—	—	—	(621,250)
Financing costs associated with Credit Facility and senior unsecured notes	(2,906)	—	—	—	(2,906)
Conversion of convertible debt	(51,149)	—	—	—	(51,149)
Repurchases of common stock	(545,078)	—	—	—	(545,078)
Principal payments on capital lease obligations and other debt	(10,263)	(3)	(331)	—	(10,597)
Windfall excess tax benefits related to share-based payments	1,988	—	—	—	1,988
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,084)	—	—	—	(1,084)
Net cash flows from (used in) financing activities(1)	(299,242)	(3)	(331)	—	(299,576)

	Nine Months Ended September 30, 2014
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	(650)	—	1,619	—	969
Increase (decrease) in cash and cash equivalents	(184,307)	3,488	(5,717)	—	(186,536)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$130,943	$13,127	$40,831	$—	$184,901

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$152,117	$87,623	$(5,957)	$(81,666)	$152,117
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	22,089	118,440	3,644	—	144,173
Amortization of intangible assets	1,708	5,377	—	—	7,085
Share-based payments expense	7,206	4,248	—	—	11,454
Windfall excess tax benefits related to share-based payments	(3,347)	—	—	—	(3,347)
Deferred income taxes	17,698	(26,759)	(3,037)	—	(12,098)
Impairment Expense	5,262	—	—	—	5,262
Loss (income) from equity method investments, net	(65,050)	23,770	—	—	(41,280)
Amortization of deferred financing fees and debt discount	5,205	—	—	—	5,205
Loss from early extinguishment of debt	5,950	—	—	—	5,950
Other	1,195	(175)	—	—	1,020
Equity in (income) losses of subsidiaries	(87,623)	5,957	—	81,666	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(398)	1,916	(1,824)	—	(306)
Content library	641	8,455	350	—	9,446
Prepaid expenses and other current assets	(22,600)	(8,511)	(414)	69	(31,456)
Other assets	163	91	15	—	269
Accounts payable	18	(69,415)	(1,137)	354	(70,180)
Accrued payable to retailers	(7,963)	(3,252)	1,574	—	(9,641)
Other accrued liabilities	(5,366)	(21,857)	740	(69)	(26,552)
Net cash flows from (used in) operating activities(1)	26,905	125,908	(6,046)	354	147,121
Investing Activities:
Purchases of property and equipment	(46,496)	(64,658)	(12,192)	—	(123,346)
Proceeds from sale of property and equipment	12,078	803	7	—	12,888
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—	—	(244,036)
Receipt of note receivable principal	95	—	—	—	95
Cash paid for equity investments	—	(28,000)	—	—	(28,000)
Investments in and advances to affiliates	4,031	(19,782)	15,751	—	—
Net cash flows from (used in) investing activities(1)	(274,328)	(111,637)	3,566	—	(382,399)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing on Credit Facility	150,000	—	—	—	150,000
Principal payments on Credit Facility	(60,938)	—	—	—	(60,938)
Financing costs associated with Credit Facility and senior unsecured notes	(444)	—	—	—	(444)
Conversion of convertible debt	(169,664)	—	—	—	(169,664)
Repurchases of common stock	(95,004)	—	—	—	(95,004)
Principal payments on capital lease obligations and other debt	(10,300)	(214)	(310)	—	(10,824)
Windfall excess tax benefits related to share-based payments	3,347	—	—	—	3,347
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	7,763	—	—	—	7,763
Net cash flows from (used in) financing activities(1)	168,529	(214)	(310)	—	168,005

	Nine Months Ended September 30, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	84	—	(475)	—	(391)
Increase (decrease) in cash and cash equivalents	(78,810)	14,057	(3,265)	354	(67,664)
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$163,679	$14,057	$37,494	$—	$215,230

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

Note 19: Income Taxes
Our effective tax rate from continuing operations was 39.8% and 15.2% for the three months ended September 30, 2014 and 2013, respectively, and 33.1% and 17.4% for the nine months ended September 30, 2014 and 2013, respectively.
Our effective tax rate for the three months ended September 30, 2014 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes, offset partially by the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities. Our effective tax rate for the three months ended September 30, 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to a $68.4 million nontaxable gain related to the re-measurement of our previously held equity interest in ecoATM and the Domestic Production Activities Deduction. The nontaxable gain decreased our effective tax rate by 23.4 percentage points for the three months ended September 30, 2013.
Our effective tax rate for the nine months ended September 30, 2014 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the Domestic Production Activities Deduction, which was recorded net of a contingency reserve, and discrete benefits, offset partially by state income taxes.
Our effective tax rate for the nine months ended September 30, 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the following items. A $68.4 million nontaxable gain related to the re-measurement of our previously held equity interest in ecoATM decreased our effective tax rate by 12.0 percentage points. A second quarter discrete one-time tax benefit of $17.8 million, net of a valuation allowance, realized from an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary decreased our effective tax rate by 8.9 percentage points. Additionally, our effective tax rate was lower than the U.S. Federal statutory rate of 35.0% due to the Domestic Production Activities Deduction. These tax benefits were partially offset by state income taxes.
Note 20: Subsequent Events
Withdrawal from Joint Venture with Verizon
On October 19, 2014, Redbox, Verizon, the Joint Venture and Verizon Corporate Services Group, Inc. entered into a Withdrawal and Extinguishment of Rights Agreement (the “Withdrawal Agreement”) pursuant to which Redbox withdrew as a member of the Joint Venture effective on October 20, 2014. As previously announced, Redbox Instant by Verizon, the business operated by the Joint Venture, ceased operation of its consumer service effective October 7, 2014.
Pursuant to the Withdrawal Agreement, all of Redbox’s rights under the Joint Venture’s operating agreement will be extinguished and all outstanding amounts including expense reimbursements will be settled in exchange for a total payment of $16.8 million to Redbox. To date, Outerwall has made total cash capital contributions to the Joint Venture of $77.0 million and has received total cash from the Joint Venture of $70.5 million, inclusive of revenue attributable to the rental of DVDs and Blu-ray Discs through the Joint Venture and the $16.8 million payment. In addition, Outerwall realized approximately $29.9 million in cash tax savings through deductions arising from the recognition of our share of the Joint Venture’s losses through September 30, 2014.
Outerwall does not expect a net material financial impact resulting from the extinguishment and expense reimbursement. Neither Redbox nor Outerwall will take part in any material manner with the Joint Venture or in the winding down of Redbox Instant by Verizon following the withdrawal.
Content License Agreement
On October 27, 2014, we entered into an Amended and Restated Home Video Lease Output Agreement (the “Letter Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). The Letter Agreement extends the term of Redbox’s arrangement to license theatrical and direct-to-video titles released by Lionsgate through September 30, 2016, which will be automatically extended for an additional year under certain conditions. After accounting for this agreement, our commitment to purchase content from Lionsgate was approximately $111.6 million.

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
Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 66,550 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
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

New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”). Self-service kiosk concepts we are currently exploring in the marketplace are our ecoATM concept, in the Electronics sector, which provides an automated self-service kiosk where consumers can recycle mobile devices for cash and our consumer product sampling concept SAMPLEit, in the Beauty and Consumer Packaged Goods sector. New Ventures concepts are regularly assessed to determine whether continued funding or other alternatives are appropriate. Subsequent to our acquisition of ecoATM in the third quarter of 2013, results from ecoATM are included within our New Ventures segment results.
Strategic Investments and Joint Venture
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the Health sector we have invested in SoloHealth, Inc. See Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information and information regarding our acquisition of ecoATM, one of our prior strategic investments.
On October 19, 2014, Redbox and Verizon entered into an agreement whereby Redbox would withdraw from the Joint Venture. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for information regarding the terms of the withdrawal agreement.

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
We expect to continue to grow revenue through attracting new customers, improving the Blu-ray rental mix, and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $1.50 per night, and higher margin dollars per rental. Not only does Blu-ray provide a strong financial benefit to our business, but it also offers consumers a better viewing experience due to superior picture and sound quality compared to other home video rental formats (including digital streaming). Further, our customer management tools allow us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue. In addition, if we were to increase pricing as a result of ongoing testing, we expect it would have a positive impact on revenue.
While we have substantially completed the build out of our Redbox network in the U.S., we believe we can improve financial performance by redeploying underperforming kiosks to lower kiosk density or higher-consumer-traffic areas. We also have retrofitted a significant percentage of our existing kiosks to provide increased capacity, which enables Redbox to retain discs in the kiosks longer without a material increase in product cost thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. Our kiosk retrofit has yielded the equivalent of approximately 5,000 kiosks of new capacity at significantly lower cost as compared to equivalent new kiosk installation. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily title availability and demand at individual kiosk locations. From a financial perspective, we expect these strategies to help offset the expected secular decline in the physical rental market.

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

•
Use our expertise to continue to develop our existing businesses and new innovative automated retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We also leverage those core competencies to identify, evaluate, build or acquire, and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we acquired ecoATM, one of our previous strategic investments. Further, we continue to make modest investments to test our product sampling kiosk concept, SAMPLEit. We are committed to addressing the changing needs and preferences of our consumers, including through strategic investments.

Recent Events

Q3 2014 Events

•	On September 26, 2014, Universal Studios Home Entertainment LLC exercised its option to extend the term of the revenue sharing license agreement between Redbox and Universal through December 31, 2015.

•
On September 2, 2014, our remaining outstanding 4.0% Convertible Senior Notes ("Convertible Notes") matured. In the three months ended September 30, 2014, we retired or settled upon maturity $33.4 million in face value of Convertible Notes for $33.4 million in cash and the issuance of 248,944 shares of our common stock. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

•	During the three months ended September 30, 2014, we repurchased 1,185,970 shares of our common stock at an average price of $59.52 per share for $70.6 million.(1)

Q2 2014 Events

•	On June 27, 2014, Sony notified us of their intent to extend our existing content license agreement with them. This extension will extend the license period through September 30, 2015.

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

•	During the three months ended June, 30, 2014, we repurchased 711,556 shares of our common stock at an average price of $70.27 per share for $50.0 million.(1)

Q1 2014 Events

•	During January 2014, we repurchased 736,000 shares of our common stock at an average price of $67.93 per share for $50.0 million.(1)

•
During the three months ended March 31, 2014, we executed a tender offer in which we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses.(1)

(1)
Shares purchased as part of publicly announced repurchase plans or programs as approved by Board of Directors. See Note 10: Repurchases of Common Stock in our Notes to Consolidated Financial Statements for more information.

Subsequent Events

•
On October 27, 2014, we entered into an Amended and Restated Home Video Lease Output Agreement (the “Letter Agreement”) with Lions Gate Films, Inc. (“Lionsgate”). The Letter Agreement extends the term of Redbox’s arrangement to license theatrical and direct-to-video titles released by Lionsgate through September 30, 2016, which will be automatically extended for an additional year under certain conditions. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for more information.

•
On October 19, 2014, the Redbox and Verizon entered into an agreement whereby we would withdraw from the Joint Venture. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for information regarding the terms of the withdrawal agreement.

Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands, except per share amounts	2014	2013	$	%	2014	2013	$	%
Revenue	$552,864	$586,539	$(33,675)	(5.7)%	$1,702,403	$1,712,896	$(10,493)	(0.6)%
Operating income	$56,561	$55,194	$1,367	2.5%	$163,195	$187,977	$(24,782)	(13.2)%
Income from continuing operations	$17,890	$86,795	$(68,905)	(79.4)%	$63,586	$165,215	$(101,629)	(61.5)%
Diluted earnings per share from continuing operations	$0.93	$3.10	$(2.17)	(70.0)%	$2.98	$5.78	$(2.80)	(48.4)%

Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Revenue decreased $33.7 million, or 5.7%, primarily due to:

•
$53.6 million decrease from our Redbox segment primarily due to a 11.8% decrease in same store sales, which we believe to be primarily due to the timing of releases and the continued impact of a considerably weaker second quarter 2014 content release schedule that was partially offset by the comparable strength of content in the third quarter, which resulted in 13.7% fewer rentals in the third quarter of 2014 compared to the third quarter of 2013; partially offset by

•
$14.5 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results in the third quarter of 2014 subsequent to our acquisition of ecoATM on July 23, 2013 and an increase of 730 kiosks installed from 820 as of September 30, 2013 to 1,550 as of September 30, 2014; and

•
$5.5 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales driven by a price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013, higher volume in the U.K. due to an increased U.K. kiosk base, a price increase effective August 1, 2014 for all U.K. grocery retail locations for the coin voucher product taking the rate from 8.9% to 9.9% resulting in higher U.K. same store sales, and growth in the number of Coinstar Exchange kiosks.

Operating income increased $1.4 million, or 2.5%, primarily due to:

•	$5.3 million increase in operating income within our Coinstar segment primarily due to revenue growth; partially offset by

•	$2.0 million decrease in operating income within our Redbox segment due to a revenue decline partially offset by expense reductions;

•	$1.0 million increase in operating loss within our New Ventures segment, primarily from investments being made to scale the ecoATM business; and

•
$0.9 million increase in share based expense not allocated to our segments primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013.

Income from continuing operations decreased $68.9 million, or 79.4%, primarily due to:

•
$69.3 million increase in loss from equity method investments primarily due to the $68.4 million gain recorded in the third quarter of 2013 on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value; and

•	$4.1 million increase in interest expense due to increased borrowings; partially offset by

•	$1.4 million increase in operating income discussed above; and

•	$3.7 million decrease in income tax expense.

Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Revenue decreased $10.5 million, or 0.6%, primarily due to:

•
$78.9 million decrease from our Redbox segment primarily due to a 6.1% decrease in same store sales which we believe to be primarily due to the timing of releases and a considerably weaker release schedule in the second quarter of 2014 that resulted in 7.2% fewer rentals in the first nine months of 2014 compared to the first nine months of 2013; partially offset by

•
$54.3 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results beginning on the July 23, 2013 acquisition date and an increase of 730 kiosks installed from 820 as of September 30, 2013 to 1,550 as of September 30, 2014; and

•
$14.2 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales driven by a price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013, higher volume in the U.K. due to an increased U.K. kiosk base and a price increase effective August 1, 2014 for all U.K. grocery retail locations for the coin voucher product taking the rate from 8.9% to 9.9% resulting in higher U.K. same store sales, and growth in the number of Coinstar Exchange kiosks.

Operating income decreased $24.8 million, or 13.2%, primarily due to:

•
$14.9 million decrease in operating income within our Redbox segment primarily due to a $78.9 million decrease in revenue partially offset by a $37.6 million decrease in direct operating expenses and a $22.3 million decrease in general and administrative expenses. Product cost, included within direct operating expense, for the nine months ended September 30, 2013 would have been $23.8 million higher had the new methodology for amortizing product costs in our content library that we implemented on a prospective basis in the second quarter of 2013 had been in place for the duration of the respective license periods of the titles in the content library as costs would have shifted from prior periods;

•	$15.9 million increase in operating loss within our New Ventures segment, primarily from investments being made to scale the ecoATM business; and

•
$8.3 million increase in share based expense not allocated to our segments primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; partially offset by

•
$14.3 million increase in operating income within our Coinstar segment primarily due to $14.2 million increase in revenue, $1.4 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business, $1.1 million increase in direct operating expenses due to increased selling and customer service costs to support higher revenues, $1.0 million increase in marketing expenses primarily due to media buys for print, online and radio to support the growth of our Coinstar Exchange business, and $1.0 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our corporate technology infrastructure.

Income from continuing operations decreased $101.6 million, or 61.5%, primarily due to:

•
$72.5 million increase in losses from equity method investments primarily due to the $68.4 million gain recorded in the third quarter of 2013 on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value;

•	$24.8 million decrease in operating income as described above;

•	$9.1 million increase in interest expense due to increased borrowings; partially offset by

•	$3.3 million decrease in income tax expense; and

•	$1.5 million decrease in other expenses.

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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Direct operating	$1,903	$1,267	$636	50.2%	$5,214	$1,974	$3,240	164.1%
Marketing	678	739	(61)	(8.3)%	2,275	893	1,382	NM*
Research and development	832	655	177	27.0%	2,788	836	1,952	233.5%
General and administrative	3,139	2,973	166	5.6%	9,847	8,135	1,712	21.0%
Total	$6,552	$5,634	$918	16.3%	$20,124	$11,838	$8,286	70.0%
* Not meaningful

Unallocated share-based compensation expense increased $0.9 million, or 16.3% and $8.3 million, or 70.0% during the three and nine months ended September 30, 2014, respectively, due to rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013 and changes in the fair value of restricted stock awards granted. See Note 11: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.
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

Redbox

	Three Months Ended				Nine Months Ended
Dollars in thousands, except net revenue per rental amounts	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue	$438,048	$491,694	$(53,646)	(10.9)%	$1,399,185	$1,478,132	$(78,947)	(5.3)%
Expenses:
Direct operating	312,792	350,759	(37,967)	(10.8)%	1,003,097	1,040,706	(37,609)	(3.6)%
Marketing	6,038	5,883	155	2.6%	17,282	18,057	(775)	(4.3)%
Research and development	15	69	(54)	(78.3)%	41	73	(32)	(43.8)%
General and administrative	33,527	44,017	(10,490)	(23.8)%	106,658	128,963	(22,305)	(17.3)%
Segment operating income	85,676	90,966	(5,290)	(5.8)%	272,107	290,333	(18,226)	(6.3)%
Less: depreciation and amortization	(38,207)	(41,478)	3,271	(7.9)%	(118,928)	(122,219)	3,291	(2.7)%
Operating income	$47,469	$49,488	$(2,019)	(4.1)%	$153,179	$168,114	$(14,935)	(8.9)%
Operating income as a percentage of revenue	10.8%	10.1%			10.9%	11.4%
Same store sales growth (decline)	(11.8)%	2.1%			(6.1)%	(5.8)%
Effect on change in revenue from same store sales growth (decline)	$(57,302)	$9,121	$(66,423)	(728.2)%	$(89,572)	$(79,940)	$(9,632)	12.0%
Ending number of kiosks*	43,790	43,600	190	0.4%	43,790	43,600	190	0.4%
Total rentals (in thousands)*	172,172	199,480	(27,308)	(13.7)%	541,466	583,707	(42,241)	(7.2)%
Net revenue per rental	$2.54	$2.46	$0.08	3.3%	$2.58	$2.53	$0.05	2.0%

*
Excludes kiosks and the impact of kiosks acquired as part of the 2012 NCR Asset Acquisition which occurred on June 22, 2012. We acquired approximately 6,200 active kiosks. Approximately 1,900 of these kiosks remained in service at December 31, 2012. During the first quarter of 2013, we replaced 100 of these kiosks with Redbox kiosks and we removed but did not replace 1,500 more. As a result, there were approximately 300 of these kiosks still in service at March 31, 2013. During the three months ended September 30, 2013, kiosks acquired as part of the NCR acquisition made a negligible contribution to revenue. During the nine months ended September 30, 2013, kiosks acquired as part of the NCR acquisition generated revenue of approximately $2.8 million from 0.8 million rentals.

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
Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Revenue decreased $53.6 million, or 10.9%, primarily due to the following:

•	$57.3 million decrease from an 11.8% decrease in same store sales primarily due to:

◦
Timing of releases - total box office (calculated as the total box office of titles with total North American box office receipts of at least $5.0 million) during the quarter increased 7.9%, however, excluding releases on the last day of the quarter, total box office decreased 2.8%; and

◦
Soft flow-through from the second quarter of 2014 - a 37.5% lower box office and timing of releases during the second quarter of 2014 as compared to the second quarter of 2013 lead to a lack of strong recent content at the end of the second quarter of 2014 which contributed to a 13.7% decrease in rentals in the third quarter of 2014 compared to the third quarter of 2013, partially offset by

•	$3.7 million in sales from newly installed or relocated kiosks.
Net revenue per rental increased $0.08 to $2.54 primarily due to:

•	A continued increase in Blu-ray rentals which represent 15.1% of total disc rentals and 17.6% of revenue during the quarter as compared to 13.0% and 15.3% during the prior quarter;

•	Further stabilization in single night rentals due to more effective promotional activity that leverages customer-specific offerings; and

•	Higher mix of video game rentals which increased from 1.9% to 2.1% of total disc rentals and have a higher daily rental fee than discs.
We consider Blu-ray a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand.
Operating income decreased $2.0 million or 4.1% primarily due to the following offsetting impacts:

•	$53.6 million decrease in revenue as described above; partially offset by

•	$38.0 million decrease in direct operating expenses, which were 71.4% of revenue during the quarter and 71.3% during the prior quarter, primarily due to:

◦
$21.9 million decrease in product costs to $189.1 million primarily from less amortization of second quarter and prior releases as a result of lower prior period purchases and efficient management of content purchases during the third quarter. Our gross margin for the quarter was 56.8%, a decrease of 30 basis points from the prior quarter, and

◦
Lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and decreases in supply chain and repair and maintenance expenses due to cost containment measures; and

•
$10.5 million decrease in general and administrative expenses primarily due to expense reductions attributable to corporate restructuring, lower variable expenses, lower legal fees and general cost containment initiatives.

Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Revenue decreased $78.9 million, or 5.3%, primarily due to the following:

•	$89.6 million decrease from a 6.1% decrease in same store sales primarily due to:

◦
Timing of releases - total box office (as defined above) during the first nine months of 2014 increased 2.2%, however, excluding releases on the last day of the period, total box office decreased 1.1%;

◦
Soft flow-through from the second quarter of 2014 - 37.5% lower box office during the second quarter and 2.8% lower box office during the third quarter (when excluding content releases on the last day of the quarter) were partially offset by 28.1% higher box office during the first quarter. The significantly lower box office during the second quarter lead to a lack of strong recent content at quarter end which contributed to a 13.7% decrease in rentals in the third quarter and the 7.2% decrease in rentals for the nine month period;

•	$2.8 million decrease from revenue earned by kiosks acquired from NCR that were subsequently closed and removed from service; partially offset by

•	$13.4 million in revenue from newly installed or relocated kiosks including the replacement of the remaining NCR kiosks.
Net revenue per rental increased $0.05 to $2.58 primarily due to:

•	A continued increase in Blu-ray rentals which represent 14.8% of total disc rentals and 17.4% of revenue during the first nine months of 2014 as compared to 12.8% and 15.0% during the prior year; and

•	Further stabilization in single night rentals due to more effective promotional activity that leverages customer-specific offerings lead to a 23.7% reduction in promotional spend; partially offset by

•
Lower video game rentals, which declined 20.2% during the first nine months of 2014 as compared to the prior year due to a lighter release slate during the first and second quarters and the game industry’s shift to next generation platforms.

Operating income decreased $14.9 million, or 8.9%, primarily due to the following:

•	$78.9 million decrease in revenue as described above; partially offset by

•
$37.6 million decrease in direct operating expenses, which were 71.7% of revenue during the first nine months of 2014 as compared to 70.4% during the prior year, not including the comparability impact arising from the change in how we amortize product costs discussed below, primarily as a result of:

◦
Product costs decreasing $13.7 million to $611.0 million, with gross margin decreased by 140 basis points to 56.3% during the first nine months of 2014, primarily due to a change in how we amortize our product costs in our content library that was prospectively applied as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements resulting in a $21.7 million benefit which was recorded in the second quarter of 2013 to reflect an increase in the ending value of the Redbox content library as of June 30, 2013. For comparability purposes, product cost for the first nine months of 2013 would have been $23.8 million higher had the new methodology been applied retrospectively as costs would have shifted from prior periods into the first nine months of 2013;

◦
Further impacting gross margin was the performance of the content library as a result of the weak release schedule in the second quarter of 2014, partially offset by reduced promotional activity, a $1.9 million decrease in studio-related share-based expenses and closing underperforming NCR kiosks. The first nine months of 2013 benefited from an $11.4 million reduction in a loss contingency that had been previously expensed in 2012;

◦
Direct operating expenses were also impacted by lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and general cost containment initiatives;

•
$22.3 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives, including payroll related savings arising from our December 2013 workforce reduction and lower variable expenses associated with IT infrastructure costs, temporary staffing, legal and professional fees; and

•	$0.8 million decrease in marketing costs due to cost containment initiatives and more efficient title and customer-specific marketing campaigns.

Coinstar

	Three Months Ended				Nine Months Ended
Dollars in thousands, except average transaction size	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Revenue	$85,074	$79,611	$5,463	6.9%	$233,707	$219,520	$14,187	6.5%
Expenses:
Direct operating	42,428	41,833	595	1.4%	120,354	119,290	1,064	0.9%
Marketing	1,834	1,352	482	35.7%	4,397	3,357	1,040	31.0%
Research and development	64	1,428	(1,364)	(95.5)%	486	5,107	(4,621)	(90.5)%
General and administrative	7,313	7,349	(36)	(0.5)%	21,502	20,077	1,425	7.1%
Segment operating income	33,435	27,649	5,786	20.9%	86,968	71,689	15,279	21.3%
Less: Depreciation and amortization	(8,989)	(8,539)	(450)	5.3%	(26,473)	(25,493)	(980)	3.8%
Operating income	$24,446	$19,110	$5,336	27.9%	$60,495	$46,196	$14,299	31.0%
Operating income as a percentage of revenue	28.7%	24.0%			25.9%	21.0%
Same store sales growth (decline)	5.8%	0.4%			5.2%	(0.1)%
Ending number of kiosks	21,210	20,800	410	2.0%	21,210	20,800	410	2.0%
Total transactions (in thousands)	19,601	20,597	(996)	(4.8)%	55,039	57,651	(2,612)	(4.5)%
Average transaction size	$41.92	$41.25	$0.67	1.6%	$41.36	$40.40	$0.96	2.4%

Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Revenue increased $5.5 million, or 6.9%, primarily due to growth of U.S. same store sales, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and a growth in the number of Coinstar Exchange kiosks. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. effective October 1, 2013. Effective August 1, 2014, we increased the coin voucher product transaction fee from 8.9% to 9.9% at all U.K. grocery retail locations, resulting in higher U.K. same store sales during the third quarter of 2014.
The average transaction size continued to increase while the number of transactions have declined. The decline in transactions is the result of larger pours and less frequent visits, a slight decrease in the U.S. kiosk base year over year as a result of optimization efforts, and the impact of the Royal Canadian Mint’s penny reclamation efforts in Canada.
Operating income increased $5.3 million, or 27.9%, primarily due to the following:

•	$5.5 million increase in revenue as described above; and

•	$1.4 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and Coinstar Exchange; partially offset by

•	$0.6 million increase in direct operating expenses due to increased revenue sharing, selling and customer service costs to support higher revenues;

•
$0.5 million increase in marketing expenses primarily due to a shift in timing of marketing spend for Coinstar in the U.S. to the second half of 2014 compared to the prior year and other corporate marketing initiatives; and

•	$0.5 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our corporate technology infrastructure.

Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Revenue increased $14.2 million, or 6.5%, primarily due to growth of U.S. same store sales, higher volume in the U.K. due to an increased U.K. kiosk base, higher U.K. same store sales and growth in the number of Coinstar Exchange kiosks. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. which was effective October 1, 2013. The price increase in the U.K. discussed above resulted in higher U.K. same store sales during the third quarter of 2014.
The average transaction size continued to increase while the number of transactions have declined. The decline in transactions is the result of larger pours and less frequent visits, a slight decrease in the U.S. kiosk base year over year as a result of optimization efforts, and the impact of the penny reclamation in Canada.
Operating income increased $14.3 million, or 31.0%, primarily due to the following:

•	$14.2 million increase in revenue as described above; and

•	$4.6 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and Coinstar Exchange; partially offset by

•	$1.4 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business;

•	$1.1 million increase in direct operating expenses due to increased selling and customer service costs to support higher revenues;

•	$1.0 million increase in marketing expenses primarily due to media buys for print, online and radio to support the growth of our Coinstar Exchange business; and

•	$1.0 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our corporate technology infrastructure.

New Ventures

	Three Months Ended			Nine Months Ended
Dollars in thousands	September 30,		Change	September 30,		Change
	2014	2013		$2014	2013	$
Revenue	$29,742	$15,234	$14,508	$69,511	$15,244	$54,267
Expenses:
Direct operating	26,988	12,114	14,874	66,150	12,848	53,302
Marketing	1,212	421	791	3,188	596	2,592
Research and development	2,088	1,358	730	6,570	2,155	4,415
General and administrative	3,885	6,692	(2,807)	11,822	11,611	211
Segment operating loss	(4,431)	(5,351)	920	(18,219)	(11,966)	(6,253)
Less: depreciation and amortization	(4,371)	(2,419)	(1,952)	(12,136)	(2,529)	(9,607)
Operating loss	$(8,802)	$(7,770)	$(1,032)	$(30,355)	$(14,495)	$(15,860)
Ending number of kiosks	1,550	820	730	1,550	820	730
On July 23, 2013 we completed the acquisition of ecoATM. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished electronic products and mobile devices. Also during 2013, except for ecoATM and our product sampling kiosk venture, SAMPLEit, we discontinued all other concepts and reclassified their results of operations to discontinued operations for all periods presented. See Note 13: Discontinued Operations for more information. The New Ventures results of operations presented here represent the results of ecoATM from the July 23, 2013 acquisition date and the results of SAMPLEit.
Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Revenue increased $14.5 million primarily due to the acquisition of ecoATM as previously described and an increase of 730 kiosks installed from 820 as of September 30, 2013 to 1,550 as of September 30, 2014. The key drivers of ecoATM revenue are devices collected per kiosk per day, the percentage of those devices that are non-scrap and the average selling price that ecoATM receives when reselling the devices. Compared to the second quarter of 2014, we continued to see improvement in devices collected per kiosk per day through more competitive pricing and kiosk enhancements, as well as an increase in the quantity of high value devices collected. These factors, along with our higher installed kiosk base, combined to increase our revenue $5.9 million from the second quarter. As we expand our installed kiosk base, we expect our revenue to grow from these new kiosks, as well as the continued ramping of kiosks installed during the nine months of 2014. Additionally, we expect our expenses to increase due to operating these additional kiosks.
Operating loss increased $1.0 million primarily due to the following;

•
$14.9 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers. As we install additional ecoATM kiosks and our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$2.0 million increase in depreciation and amortization expense from depreciation on our increased installed kiosk base and amortization expense related to certain ecoATM intangible assets acquired as part of the business combination;

•	$0.7 million increase in research and development expense primarily at ecoATM due to continued development of our kiosk hardware and software platforms; and

•	$0.8 million increase in marketing costs mainly due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base; partially offset by

•
$2.8 million decrease in general and administrative expense primarily due to $4.0 million in transaction expenses related to the acquisition of ecoATM in the third quarter of 2013 partially offset by higher costs in the third quarter of 2014 to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion, and human resource programs; and

•	$14.5 million increase in revenue described above.

Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Revenue increased $54.3 million primarily due to the acquisition of ecoATM as previously described and an increase of 730 kiosks installed from 820 as of September 30, 2013 to 1,550 as of September 30, 2014. While there are several drivers that impact ecoATM revenue, the key revenue drivers are devices collected per kiosk per day, the percentage of those devices that are high value devices and the average selling price that ecoATM receives when reselling the devices. In 2014, we continue to see improvement in devices collected per kiosk per day through more competitive pricing and kiosk enhancements, including the software solution we deployed in the fourth quarter of 2013 to alleviate the locked iPhone issue. As we expand our installed kiosk base, we expect our revenue to grow from these new kiosks, as well as the continued ramping of kiosks installed during the first nine months of 2014. Additionally, we expect our expenses to increase due to operating these additional kiosks.
Operating loss increased $15.9 million primarily due to the following;

•
$53.3 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers. As we install additional ecoATM kiosks and our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$9.6 million increase in depreciation and amortization expense from depreciation on our increased installed kiosk base and amortization expense related to certain ecoATM intangible assets acquired as part of the business combination;

•	$4.4 million increase in research and development expense mainly at ecoATM due to continued development of our kiosk hardware and software platforms;

•	$2.6 million increase in marketing costs primarily due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base; and

•
$0.2 million increase in general and administrative expense primarily due to higher costs to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion and human resource programs, partially offset by $5.7 million in transaction expenses related to the acquisition of ecoATM in the nine months ended September 30, 2013; partially offset by

•	$54.3 million increase in revenue described above.

Loss from equity method investments

Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Loss from equity method investments was $11.4 million compared to income of $57.9 million primarily due to a gain of $68.4 million in the third quarter of 2013 resulting from the re-measurement of our previously held equity interest in ecoATM at its acquisition date fair value offset by an increased loss from our investment in the Joint Venture. On October 19, 2014, the Company and Verizon entered into an agreement whereby we would withdraw from the Joint Venture. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for information regarding the terms of the withdrawal agreement.
Additional financial information about our equity method investments is provided in Note 8: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements.
Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Loss and income from equity method investments was $31.3 million of loss compared to income of $41.3 million primarily due to a gain of $68.4 million in the first nine months of 2013 resulting from the re-measurement of our previously held equity interest in ecoATM at its acquisition date fair value offset by an increased loss from our investment in the Joint Venture.
Interest Expense, Net

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Cash interest expense	$11,517	$7,304	$4,213	57.7%	$29,646	$17,716	$11,930	67.3%
Non-cash interest expense:
Amortization of debt discount	616	804	(188)	(23.4)%	2,171	3,876	(1,705)	(44.0)%
Amortization of deferred financing fees	285	366	(81)	(22.1)%	1,252	1,341	(89)	(6.6)%
Other	—	(54)	54	(100.0)%	—	(548)	548	(100.0)%
Total non-cash interest expense	901	1,116	(215)	(19.3)%	3,423	4,669	(1,246)	(26.7)%
Total cash and non-cash interest expense	12,418	8,420	3,998	47.5%	33,069	22,385	10,684	47.7%
Loss from early extinguishment of debt	55	1	54	NM*	2,018	5,950	(3,932)	(66.1)%
Total interest expense	$12,473	$8,421	$4,052	48.1%	$35,087	$28,335	$6,752	23.8%
Interest income	(10)	(19)	9	(47.4)%	(50)	(2,382)	2,332	(97.9)%
Interest expense, net	12,463	8,402	4,061	48.3%	35,037	25,953	9,084	35.0%

*	Not meaningful

Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Interest expense, net increased $4.1 million, or 48.3%, primarily due to interest expense from increased borrowing.
Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Interest expense, net increased $9.1 million, or 35.0%, primarily due to interest expense from increased borrowing and a $2.3 million decrease in interest income primarily due to the prior period including income from a note receivable which settled in the second half of 2013. This was partially offset by a $3.9 million decrease in losses from the early extinguishment or conversion of debt. See Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Income Tax Expense
Comparing three months ended September 30, 2014 to three months ended September 30, 2013
Our effective tax rate from continuing operations was 39.8% and 15.2% for the three months ended September 30, 2014 and 2013, respectively.
Our effective tax rate for the three months ended September 30, 2014 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes, offset partially by the Domestic Production Activities Deduction, which we are entitled to based on our domestic manufacturing activities. Our effective tax rate for the three months ended September 30, 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to a $68.4 million nontaxable gain related to the re-measurement of our previously held equity interest in ecoATM and the Domestic Production Activities Deduction. The nontaxable gain decreased our effective tax rate by 23.4 percentage points for the three months ended September 30, 2013.
Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
Our effective tax rate from continuing operations was 33.1% and 17.4% for the nine months ended September 30, 2014 and 2013, respectively.
Our effective tax rate for the nine months ended September 30, 2014 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the Domestic Production Activities Deduction, which was recorded net of a contingency reserve, and discrete benefits, offset partially by state income taxes.
Our effective tax rate for the nine months ended September 30, 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the following items. A $68.4 million nontaxable gain related to the re-measurement of our previously held equity interest in ecoATM decreased our effective tax rate by 12.0 percentage points. A second quarter discrete one-time tax benefit of $17.8 million, net of a valuation allowance, realized from an arrangement to sell certain NCR kiosks and a series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary decreased our effective tax rate by 8.9 percentage points. Additionally, our effective tax rate was lower than the U.S. Federal statutory rate of 35.0% due to the Domestic Production Activities Deduction. These tax benefits were partially offset by state income taxes.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) restructuring costs associated with actions to reduce costs in our continuing operations primarily through workforce reductions across the Company, ii) acquisition costs primarily related to the acquisition of ecoATM, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iv) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and includes the impacts of the gain on re-measurement of our previously held equity interest in ecoATM upon acquisition , and v) tax benefits related to a net operating loss adjustment and the recognition of a worthless stock deduction in a corporate subsidiary ("Non-Core Adjustments").
We believe investors should consider our core results because they are more indicative of our ongoing performance and trends, are more consistent with how management evaluates our operational results and trends, provide meaningful supplemental information to investors through the exclusion of certain expenses which are either nonrecurring or may not be indicative of our directly controllable business operating results, allow for greater transparency in assessing our performance, help investors better analyze the results of our business and assist in forecasting future periods.

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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Net income from continuing operations	$17,890	$86,795	$(68,905)	(79.4)%	$63,586	$165,215	$(101,629)	(61.5)%
Depreciation, amortization and other	51,567	52,436	(869)	(1.7)%	157,537	150,241	7,296	4.9%
Interest expense, net	12,463	8,402	4,061	48.3%	35,037	25,953	9,084	35.0%
Income taxes	11,841	15,529	(3,688)	(23.7)%	31,454	34,766	(3,312)	(9.5)%
Share-based payments expense(1)	3,249	2,774	475	17.1%	10,093	11,454	(1,361)	(11.9)%
Adjusted EBITDA from continuing operations	97,010	165,936	(68,926)	(41.5)%	297,707	387,629	(89,922)	(23.2)%
Non-Core Adjustments:
Restructuring costs	—	—	—	NM*	469	—	469	NM*
Acquisition costs	—	4,003	(4,003)	(100.0)%	—	5,669	(5,669)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	3,274	2,300	974	42.3%	10,033	2,300	7,733	NM*
Loss from equity method investments	11,352	10,442	910	8.7%	31,261	27,096	4,165	15.4%
Gain on previously held equity interest in ecoATM	—	(68,376)	68,376	(100.0)%	—	(68,376)	68,376	(100.0)%
Core adjusted EBITDA from continuing operations	$111,636	$114,305	$(2,669)	(2.3)%	$339,470	$354,318	$(14,848)	(4.2)%
 *     Not Meaningful
(1) Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.

Comparing three months ended September 30, 2014 to three months ended September 30, 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment and increased operating loss in our New Ventures segment during the third quarter of 2013, after excluding the $4.0 million of non-core ecoATM acquisition costs, partially offset by increased segment operating income in our Coinstar segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing nine months ended September 30, 2014 to nine months ended September 30, 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to decreased segment operating income in our Redbox segment and increased segment operating loss in our New Ventures segment, including the impact of $5.7 million in non-core ecoATM acquisition costs, partially offset by increased segment operating income in our Coinstar segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	$	%	2014	2013	$	%
Diluted EPS from continuing operations	$0.93	$3.10	$(2.17)	(70.0)%	$2.98	$5.78	$(2.80)	(48.4)%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	—	—	—	NM*	0.01	—	0.01	NM*
Acquisition costs	—	0.09	(0.09)	(100.0)%	—	0.14	(0.14)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.14	0.06	0.08	133.3%	0.37	0.06	0.31	NM*
Loss from equity method investments	0.36	0.23	0.13	56.5%	0.89	0.58	0.31	53.4%
Gain on previously held equity interest on ecoATM	—	(2.36)	2.36	(100.0)%	—	(2.32)	2.32	(100.0)%
Tax benefit from net operating loss adjustment	—	—	—	NM*	(0.04)	—	(0.04)	NM*
Tax (benefit) expense of worthless stock deduction	0.01	—	0.01	NM*	(0.10)	—	(0.10)	NM*
Core diluted EPS from continuing operations	$1.44	$1.12	$0.32	28.6%	$4.11	$4.24	$(0.13)	(3.1)%
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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2014	2013	$	%	2014	2013	$	%
Net cash provided by operating activities	$49,627	$60,943	$(11,316)	(18.6)%	$207,047	$147,121	$59,926	40.7%
Purchase of property and equipment	(19,295)	(39,102)	19,807	(50.7)%	(72,311)	(123,346)	51,035	(41.4)%
Free cash flow	$30,332	$21,841	$8,491	38.9%	$134,736	$23,775	$110,961	466.7%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	September 30, 2014	December 31, 2013	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$650,000	$350,000	$300,000	85.7%
Term loans(1)	148,125	344,375	(196,250)	(57.0)%
Revolving line of credit	210,000	—	210,000	NM*
Convertible debt(1)	—	51,148	(51,148)	(100.0)%
Capital leases	18,051	21,361	(3,310)	(15.5)%
Total principal value of outstanding debt including capital leases	1,026,176	766,884	259,292	33.8%
Less domestic cash and cash equivalents held in financial institutions	(26,003)	(199,027)	173,024	(86.9)%
Net debt	1,000,173	567,857	432,316	76.1%
LTM Core adjusted EBITDA from continuing operations(2)	$476,804	$491,652	$(14,848)	(3.0)%
Net leverage ratio	2.10	1.15
*     Not Meaningful
(1) See debt section of Liquidity and Capital Resources below and Note 9: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2) LTM Core Adjusted EBITDA from continuing operations for the twelve months ended September 30, 2014 and December 31, 2013 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the nine months ended September 30, 2014	$339,470
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2013(A)	491,652
Less: Core adjusted EBITDA from continuing operations for the nine months ended September 30, 2013	(354,318)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended September 30, 2014	$476,804
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

The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $59.9 million primarily due to the following:

•
$89.2 million increase in net cash inflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, content library, accounts payable, other accrued liabilities, accrued payable to retailers, and accounts receivable;

•
$60.0 million change in net non-cash income and expense included in net income primarily due to a one-time gain of $68.4 million in the 2013 period resulting from the re-measurement of our previously held equity interest in ecoATM at its acquisition date fair value; partially offset by

•	$89.3 million decrease in net income to $62.8 million as discussed in the Consolidated Results section above.
Net Cash used in Investing Activities
We used $95.0 million of net cash in our investing activities primarily due to:

•
$72.3 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology primarily related to our Enterprise Resource Planning implementation; and

•	$24.5 million used for capital contributions to our Redbox Instant by Verizon Joint Venture.
Net Cash used in Financing Activities
We used $299.6 million of net cash from financing activities as follows:

•	$545.1 million for repurchases of our common stock;

•	$51.1 million to repurchase and settle convertible debt;

•	$10.6 million to pay capital lease obligations and other debt; and

•	$2.0 million for other financing activities; partially offset by

•	$295.5 million from issuance of our senior unsecured notes due 2021; and

•
$13.8 million in net borrowings from our Credit Facility. The revolving line of credit had an average daily balance of $150.8 million over the first nine months of 2014 and was used to support the activities discussed above relative to the timing of cash flows from operations throughout the same period.

Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of September 30, 2014, our cash and cash equivalent balance was $184.9 million, of which $71.7 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of September 30, 2014:
Principal	$350,000	$300,000	$148,125	$210,000	$1,008,125
Discount	(4,551)	(4,313)	(354)	—	(9,218)
Total	345,449	295,687	147,771	$210,000	998,907
Less: current portion	—	—	(8,445)	—	(8,445)
Total long-term portion	$345,449	$295,687	$139,326	$210,000	$990,462

Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of September 30, 2014, we were in compliance with the covenants of the related indenture.
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
In addition, the Senior Notes due 2021;

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

The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of September 30, 2014, we were in compliance with the covenants of the related indenture.
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
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2014	$1,875
2015	9,376
2016	13,126
2017	15,000
2018	18,750
2019	89,998
Total	$148,125

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
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the New Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the New Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of September 30, 2014, the interest rate on amounts outstanding under the Credit Facility was 2.02% and we were in compliance with the covenants of the Credit Facility.
Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The aggregate outstanding principal was $51.1 million at December 31, 2013.
The Convertible Notes were convertible as of December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In the nine months ended September 30, 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
Letters of Credit
As of September 30, 2014, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through September 2015, are used to collateralize certain obligations to third parties. As of September 30, 2014, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the three months ended March 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Contractual Payment Obligations
As of September 30, 2014, other than the following, there have been no material changes during the period covered by this report to our contractual obligations specified in the table of contractual obligations included in our 2013 Form 10-K:
On June 27, 2014 Sony notified us of their intent to extend our existing content license agreement with them. This will extend the license period through September 30, 2015 and require us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2014 which will vest immediately. See Note 11: Share-Based Payments for more information about our share-based payments for content arrangements. As of September 30, 2014, after accounting for this extension, our commitment to purchase content from Sony was approximately $162.8 million.
On September 26, 2014, Universal Studios Home Entertainment LLC exercised its option to extend the term of the revenue sharing license agreement between Redbox and Universal through December 31, 2015. As of September 30, 2014, after accounting for this extension, our commitment to purchase content from Universal was approximately $140.6 million.

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
The preceding explanation of the updated amortization methodology for our Redbox content library is included here because it impacts the comparability of first and second quarter of 2014 and 2013 results of operations. There have been no material changes to the critical accounting policies previously disclosed in our 2013 Form 10-K.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds. The motion is fully briefed, and is tentatively scheduled to be argued on November 12, 2014. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. The appeal was fully briefed as of July 1, 2014, and argument occurred on September 26, 2014.  The appellate court has not scheduled a date for argument. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it is not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our Form 10-Q for the period ended June 30, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2014:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
7/1/14 - 7/31/14	1,617		$54.98	—	$233,297
8/1/14 - 8/31/14	1,187,241		$59.52	1,185,970	$162,781
9/1/14 - 9/30/14	849		$56.70	—	$162,863	(3)
	1,189,707	(1)		1,185,970

(1)
Includes 3,737 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

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
October 30, 2014