Form 10-K
period 2014-12-31
OUTERWALL INC
filed 2015-02-05
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported in the NASDAQ Global Select Market System, was approximately $1.2 billion.
The number of shares outstanding of the registrant’s Common Stock as of February 3, 2015 was 18,967,544 shares.
_______________________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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
Summary of Recent Divestitures and Acquisitions
The following is a summary of the acquisitions and divestitures that we made during the last five years:

Year		Transaction

2010	•	We sold our subsidiaries comprising our electronic payment business in the second quarter.

2011	•	We sold our subsidiaries comprising our money transfer business in the second quarter.

2012	•	We entered into a joint venture, Redbox InstantTM by Verizon (the "Joint Venture"), with Verizon Ventures IV LLC (“Verizon”) in the first quarter. (1)
	•	We acquired NCR Corporation’s self-service entertainment DVD kiosk business in the second quarter.

2013	•	We sold certain kiosks previously acquired from NCR through the sale of a previously consolidated entity in the second quarter.(2)
	•	We acquired ecoATM, Inc. ("ecoATM") in the third quarter.(1)(3)
	•	We reclassified four concepts previously included in our New Ventures operating segment as discontinued operations, Orango™, Rubi™, Crisp Market™, and Star Studio™, in the fourth quarter.(4)
2014	•	We withdrew Redbox as a member of the Joint Venture in the fourth quarter.(1)
Additional information can be found in our Notes to Consolidated Financial Statements as follows:
(1) Note 5: Equity Method Investments and Related Party Transactions
(2) Note 17: Commitments and Contingencies
(3) Note 14: Business Segments and Enterprise-Wide Information
(4) Note 12: Discontinued Operations
Business Segments
Redbox
Within our Redbox segment, we operate 43,680 Redbox kiosks, in 36,140 locations, where consumers can rent or purchase movies and video games. Our Redbox kiosks are available in every U.S. state, Puerto Rico, and Canada, and are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walgreens, Walmart, Kroger and 7-Eleven. Our Redbox kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their titles, swipe a valid credit or debit card, and receive their movie(s) or video game(s). The process is designed to be fast, efficient and fully automated. We generate revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Typically, the daily rental fee at a Redbox kiosk is a flat fee plus tax for each disc and, if the consumer chooses to keep the movie or video game for additional days, the consumer is charged for each additional day at the same daily rental fee. Our consumers can rent a movie or video game from one location and return their rental to any of our Redbox locations. Additionally, our consumers may reserve a movie or video game online or via a smart phone application and pick it up at the selected Redbox location.

On October 20, 2014, we withdrew from the Joint Venture due primarily to a lower than anticipated subscriber base. We entered the Joint Venture to provide consumers a nationwide “over-the-top” video distribution service that offered rental of physical DVDs and Blu-ray Discs™ from our kiosks. While a member of the Joint Venture, we recognized revenue attributable to the rental of DVDs and Blu-ray Discs within our Redbox segment and accounted for our interest in the Joint Venture using the equity method of accounting. See Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for additional details.
Our content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. Our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. For additional information related to our content license agreements with studios see Note 17: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
Coinstar
Within our Coinstar segment, we own and operate 21,340 kiosks in 20,250 locations. Consumers feed loose change into coin-counting kiosks, which count the change and then dispense vouchers redeemable for cash or, in some cases, issue stored value products at the consumer’s election. Included in our kiosk total is a limited number of kiosks that exchange gift cards for a voucher redeemable for cash. Our Coinstar kiosks are available across the U.S., where they provide a convenient and trouble-free service to retailers such as Kroger and Walmart, and in Canada, Puerto Rico, Ireland and the United Kingdom. We are the only multi-national, fully automated network of self-service coin-counting kiosks and are the leader in the U.S. market.
We generate revenue through transaction fees from our consumers and product partners. Each voucher lists the dollar value of coins counted, less our transaction fee. When consumers elect to have a stored value product issued, the transaction fee normally charged to the consumer for the coin-counting services is charged instead to the stored value product issuer.
New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment. The self-service kiosk concept we are currently exploring in the marketplace is our consumer product sampling concept SAMPLEit, in the Beauty and Consumer Packaged Goods sector.
In the Electronics sector we acquired and continue to build the ecoATM business which provides an automated self-service kiosk where consumers can recycle mobile devices for cash and generates revenue through the sale of devices collected at our kiosks to third parties. We began reporting the results of this business in our New Ventures segment subsequent to its acquisition in the third quarter of 2013 and ended 2014 with approximately 1,890 kiosks in service.
New Ventures concepts and ecoATM are regularly assessed to determine whether continued funding or other alternatives are appropriate.
Strategic Investments
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
Seasonality
We have historically experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months. April has been a low rental month due, in part, to retail release timing in connection with the Academy award ceremonies and the Easter holiday that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. However, we have entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of titles affected by the delayed rental windows relative to historic patterns. Seasonal effects, however, may be minimized or increased by the actual release slate and the relative attractiveness of movie titles in a particular quarter or year which may have lingering effects in subsequent periods. Our Coinstar segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months. In our New Ventures segment, seasonality generally peaks during the summer months, declines in the fourth quarter and remains flat into the following quarter before increasing in late February but can be significantly impacted by the timing of new phone releases.

Employees
As of December 31, 2014, we had approximately 2,760 employees. Included in this total were approximately 1,900 field service employees throughout the U.S. and internationally who have broadened our geographic reach to develop and maintain strong relationships with retailers and service our kiosks.
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
Our Redbox business faces competition from many other providers, including those using other distribution channels, having more experience, greater or more appealing inventory, better financing, and better relationships with those in the movie and video game industries, than we have, including:

•	mail-delivery and online content providers, like Netflix, iTunes or Amazon;

•	cable, satellite, and telecommunications providers, like Comcast or DISH Network;

•	traditional movie programmers, like HBO or Showtime;

•	traditional brick and mortar video retailers, and other DVD kiosk businesses;

•	other retailers like Walmart and other chain stores selling DVDs and video games;

•	video game rental providers, like GameFly;

•	noncommercial sources like libraries; and;

•	general competition from other forms of entertainment, such as movie theaters, television and sporting events.
Our Coinstar business faces competition from supermarkets, banks and other companies that obtain coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting kiosks with competitor machines and operate such kiosks themselves or through a third party, or not carry coin-counting kiosks at all deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.

Our ecoATM business faces competition from companies whose primary business consists of the purchase of used electronics, including online retailers and web sites such as Gazelle, as well as brick and mortar stores which buy back used electronics. The business also faces competition from companies in other businesses who also have buyback programs, such as GameStop, Best Buy, Target, Apple, AT&T, Verizon, T-Mobile and Sprint. These competitors may have significantly more resources than we do or offer their customers a higher price or more convenient offering than we do for the same item. Both the proliferation of such programs and the perceived value to consumers provided by such programs could materially and adversely affect our business and results of operations.
There are many risks related to our Redbox business that may negatively impact our business.
The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, substantially to establish and maintain our infrastructure of Redbox kiosks in the U.S. Because we have now substantially completed our U.S. build-out of Redbox kiosks, future growth of our Redbox business in the U.S. will depend substantially upon growth in same store sales. As a result, we expect our Redbox business to grow more slowly in the future, compared with our historical experience. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and we face an expected secular decline in the physical rental market. If it does, our business, operating results and financial condition could be materially and adversely affected. Some of the risks that could negatively impact our participation in this industry include:

•
Increased availability of digital movie content and changes in consumer content delivery and viewing options and preferences, including increased use of online streaming, video-on-demand, subscription video-on-demand and time- and place-shifting technologies

•
Decreased quantity and quality of movie content availability for DVD distribution due to changes in quantity of new releases by studios, movie content failing to appeal to consumers’ tastes, increased focus on digital sales and rentals, and other general industry-related factors, including financial disruptions, and labor conflicts;

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
We do a substantial amount of our business with certain retailers. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 15.5%, 13.7%, and 9.7% of our consolidated revenue from continuing operations, respectively, during 2014. In addition, our ecoATM business is largely concentrated within the largest mall operators in the United States. Although we have had, and expect to continue to have, a successful relationship with these partners, changes to these relationships will continue to occur both in the long- and short-term, some of which could adversely affect our business and reputation. For example, our Redbox, Coinstar and ecoATM relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.

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
However, movie studios are experimenting with this model, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including making video-on-demand or other digital delivery methods available prior to or simultaneous with the physical DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and certain movies have been made available via premium video-on-demand while they are still in theaters. Further, some studios have implemented restrictions on renting DVDs for weeks following the initial release of the same title for purchase. For example, Redbox has entered into arrangements with certain studios that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer DVD titles without a delayed rental window. In addition, studios may seek to impose longer delays, or studios that currently provide content on street date may seek similar delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
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

We have entered into licensing agreements with certain studios to allow rental of their titles on the “street date,” and with other studios to make DVDs available for rent 28 days or more after the street date. Our business, financial condition and results of operations could be materially and adversely affected if these agreements do not provide the expected benefits to us. For example, agreements may require us to license minimum quantities of theatrical and direct-to-video DVDs for rental at our kiosks. If the titles or format provided are not attractive to our consumers, we could be required to purchase too many copies of undesirable titles or an undesirable format, possibly in substantial amounts, which could adversely affect our Redbox business by decreasing consumer demand for offered DVD titles and consumer satisfaction with our services or negatively impacting margins. If studios that do not have a delayed rental window elect to delay the general release of DVDs to the rental market for significant periods after they are released for retail sales, demand for rental of these titles may be adversely affected. In addition, we have incurred, and may continue to incur, additional non-cash increases to operating expenses, which are amortized over the terms of any such arrangements, that also could have a dilutive impact on our stockholders, such as the issuance of equity under certain of our existing studio contracts or to the extent we enter into similar arrangements with other movie studios in the future. Further, if some or all of these agreements prove beneficial but are early terminated, we could be negatively impacted. Moreover, if we cannot maintain similar arrangements in the future with these or other studios or distributors, or these arrangements do not provide the expected benefits to us, our business could suffer.
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
The operation of our business depends on sophisticated software, hardware, and computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. In the past, there have been limited delays and disruptions resulting from upgrading or improving these operating systems. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.
Further, certain aspects of the operating systems relating to our business are provided by third parties, including telecommunications. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third parties over whom we may have limited control.
Failure to adequately comply with privacy notices, information security policies, standards or legal requirements or to adequately safeguard against breaches of such policies could adversely affect our operations and could damage our business, reputation, financial position and results of operations.
As our business expands to provide new products and services, such as ecoATM and Coinstar Exchange, we are increasing the amount of consumer data that we collect, transfer and retain as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately collected, used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant security policies or controls that compromises consumer data or determination of non-compliance with applicable legal requirements, privacy notices or industry standards for data security could expose us to regulatory enforcement actions, civil litigation, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.

Our failure to meet consumer expectations with respect to pricing our products and services may adversely affect our business and results of operations.
Demand for our products and services may be sensitive to pricing changes. We evaluate and update our pricing strategies from time to time, and changes we institute may have a significant impact on, among other things, our revenue and net income. For example, in December 2014 the rental price for DVDs increased by 30 cents to $1.50 a day, the price for Blu-ray Discs increased by 50 cents to $2.00 a day, and in January 2015, the rental price for video games increased by $1.00 to $3.00 a day. In the future, other fee increases or pricing changes may deter consumers from using our kiosks or reduce the frequency of their usage.
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
To increase our kiosk installations, we need to attract new partners, broaden relationships with current partners, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as Coinstar kiosks in banks and credit unions and ecoATM kiosks in grocery locations. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of our kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future financial performance could be adversely affected.
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
We have historically experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months. April has been a low rental month due, in part, to retail release timing in connection with the Academy award ceremonies and the Easter holiday that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. However, we have entered into licensing agreements with certain studios that contain delayed rental windows. This has shifted the availability of titles affected by the delayed rental windows relative to historic patterns. Seasonal effects, however, may be minimized or increased by the actual release slate and the relative attractiveness of movie titles in a particular quarter or year which may have lingering effects in subsequent periods. Our Coinstar segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter and an increase in consumers’ desire for disposable income in the summer months. In our New Ventures segment, seasonality generally peaks during the summer months, declines in the fourth quarter and remains flat into the following quarter before increasing in late February but can be significantly impacted by the timing of new phone releases.

If we cannot manage our growth effectively, we could experience a material adverse effect on our business, financial condition and results of operations.
We have experienced periods of substantial growth in our business, particularly due to Redbox, and more recently, the acquisition of ecoATM. This growth has placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, as appropriate, and improving and upgrading our systems and infrastructure, both those relating to providing attractive and efficient consumer products and services and those relating to our administration and internal systems, processes and controls. For example, management has had to adapt to and provide for oversight of a more decentralized organization as Redbox and ecoATM operations have remained primarily in Oakbrook Terrace, Illinois, and San Diego, California, respectively, while Outerwall’s corporate headquarters and Coinstar operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit and will continue to cause us to commit, substantial financial, operational and technical resources to managing our business.
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
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, including through our New Ventures segment; however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering automated retail services, such as our acquisition of ecoATM, we may seek to grow businesses organically, such as our SAMPLEitTM product sampling kiosk venture, or we may seek to offer new products or services on our current kiosks. We may enter into joint ventures through which we may expand our product offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions for an automated retail environment, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.
As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, in July 2013, we acquired ecoATM. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

•
entrance into markets in which we have no direct prior experience, , and where we face competition from many other companies, including those having more experience, better financing, or better relationships with others in the industry than we have;

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
We currently have Coinstar operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of kiosks internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors, operating challenges and other difficulties in managing an organization outside the United States, could seriously harm the development of our business and ability to operate profitably. For example, in January 2015, we made the decision to shut down our Redbox operations in Canada as the business was not meeting the company's performance expectations. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.
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
Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, secondhand dealers, vehicle safety, charitable fundraising, the transfer of money or things of value, coins, currency controls, weights and measures, payment cards and other payment instruments, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business.
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
ecoATM is subject to secondhand dealer laws that regulate the purchase of used goods, such as the phones it purchases from consumers. Such laws contain requirements, or laws may be amended or enacted to create requirements, with which we cannot comply, thus requiring us to cease operations in certain jurisdictions. Moreover, a few legislatures have in the past enacted secondhand dealer laws which directly target our ecoATM business, or potentially Coinstar Exchange, and restrict or prohibit us from operating. If additional similar laws are enacted at either the state or local level, our ability to operate may be adversely impacted, thereby damaging our business and results of operations.
Also, if U.S. copyright law were altered to amend or eliminate the First Sale Doctrine, our business could be adversely affected. Under U.S. copyright law, the First Sale Doctrine provides that once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once sold. As such, once we purchase a DVD in the market, we are permitted to re-sell it, rent it or otherwise dispose of it. Although the majority of our content library is licensed directly from studios, and not purchased, if Congress or the courts were to change, or substantially limit, this First Sale Doctrine, our ability to obtain certain purchased content and then rent it could be adversely affected.

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
Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, trademarks, copyrights, trade secrets, licenses and other intellectual property arrangements. We have over 100 U.S. and international patents. For example, we have patents regarding kiosk systems for DVD rentals, managing credits and security and inventory management related to our Redbox business, and patents regarding coin counting, kiosk networking, fraud avoidance and voucher authentication related to our Coinstar business. We also have patents and other rights in the U.S., Canada and Europe related to our New Venture kiosk technologies, including U.S. patents on kiosk systems for identifying and analyzing electronic devices relating to our ecoATM business. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our businesses.
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
In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending U.S. or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending ourselves, our retailers or other third parties against these types of claims, regardless of their merits, or initiating litigation to enforce our rights, could require us to incur substantial costs, divert the attention of key personnel and result in an award of substantial damages. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our DVD, coin-counting or New Venture products and services in the U.S. or abroad. If third parties have, or obtain, proprietary rights that our products or services infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.
Litigation, arbitration, mediation, regulatory actions, investigations or other legal proceedings could result in material rulings, decisions, settlements, fines, penalties or publicity that could adversely affect our business, financial condition and results of operations.
Our business has in the past been, is currently and may in the future continue to be, party to class actions, regulatory actions, investigations, arbitration, mediation and other legal proceedings. The outcome of such proceedings is often difficult to assess or quantify. Plaintiffs, regulatory bodies or other parties may seek very large or indeterminate amounts of money from us or substantial restrictions on our business activities, and the results, including the magnitude, of lawsuits, actions, settlements, decisions and investigations may remain unknown for substantial periods of time. The cost to defend, settle or otherwise finalize lawsuits, regulatory actions, investigations, arbitrations, mediations or other legal proceedings may be significant and such proceedings may divert management’s time. For example, in recent years we have been involved in consumer class action lawsuits, a securities class action and derivative lawsuit, and studio litigation, as well as other litigation in the ordinary course of business. In addition, there may be adverse publicity associated with any such developments that could decrease consumer acceptance of our products and services. As a result, litigation, arbitration, mediation, regulatory actions or investigations involving us or our affiliates may adversely affect our business, financial condition and results of operations.
The loss of key personnel or the inability of replacements to quickly and successfully perform in their new roles could adversely affect our business.
In recent years, we have experienced significant changes in our senior management team, including changes in the presidents of our business lines in 2013 and 2014 and the departure of our CEO in 2015. Further changes in senior management could result in disruptions to our operations. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

Our stock price has been, and may continue to be, volatile.
Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2014, the closing price of our common stock ranged from $75.22 to $51.37 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier, distributor, or other third-party relationships;

•	trends and fluctuations in the use of our different lines of business;

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	acquisition, merger, investment and disposition activities;

•	period-to-period fluctuations in our financial results;

•	changes in management;

•	share repurchases and dividends;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•	the level of demand for our stock, including the amount of short interest in our stock;

•	economic or other external factors, for example, those relating to the current economic environment and fluctuations in the trading price of stocks generally;

•	ineffective internal controls; and

•	industry developments.
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
As of December 31, 2014, the total principal value of our outstanding debt, including capital leases, was $971.6 million. Our level of indebtedness could have important consequences for you, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, share repurchases, dividends and future business opportunities;

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
Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of the Senior Notes due 2021, the Senior Notes due 2019, or under our Credit Facility, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
If we do not comply with the covenants in the Amended and Restated Credit Agreement that governs our Credit Facility, the indentures that govern our Senior Notes due 2019, or our Senior Notes due 2021, respectively, we may not have the funds necessary to pay all of our indebtedness that could become due.
The Amended and Restated Credit Agreement governing our Credit Facility and the indentures that govern our Senior Notes due 2019 and our Senior Notes due 2021 require us to comply with certain covenants that may limit our ability to engage in activities that may be in our long-term best interests. For example, our Amended and Restated Credit Agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, without lender approval. Further, our Amended and Restated Credit Agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio, each as defined in our Amended and Restated Credit Agreement. A violation of any of these covenants could cause an event of default under our Amended and Restated Credit Agreement, which could result in the acceleration of our outstanding indebtedness.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in three office buildings, totaling 156,644 square feet under three leases, two of which expire December 31, 2019, and the third will expire December 9, 2017. Our Coinstar and New Ventures segments each use part of this space.
Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois. The Redbox offices currently occupy 211,742 square feet, and these premises are under a lease that expires on July 31, 2021. Our Redbox and New Ventures segments each use part of this space.
Our ecoATM business has facilities in San Diego, California that occupy 53,512 square feet and consist of facilities supporting administration, marketing, engineering, customer service and inventory processing. The lease for this space will expire on October 31, 2024.
ITEM 3. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014.  The plaintiffs appealed on January 7, 2015. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. On October 23, 2014, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s judgment in Redbox’s favor.

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

2014	High	Low
Quarter 1	$74.30	$62.60
Quarter 2	$72.85	$57.36
Quarter 3	$62.49	$52.72
Quarter 4	$76.38	$51.17

2013
Quarter 1	$59.16	$46.83
Quarter 2	$61.29	$50.70
Quarter 3	$65.60	$46.25
Quarter 4	$72.09	$49.97
The approximate number of holders of record of our common stock at February 3, 2015 was 79.
Dividends
Although we have never declared or paid any cash dividends on our common stock, on February 5, 2015, we announced that the Board of Directors has decided to initiate a quarterly cash dividend. The first cash dividend of $0.30 per outstanding share of our common stock is expected to be paid on March 18, 2015 to all stockholders of record on March 3, 2015. While it is our intention to pay quarterly cash dividends for the foreseeable future, the decision to pay future cash dividends will be made by our Board of Directors each quarter and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other conditions and factors, including prospects. We are required to meet certain financial covenants under our Credit Facility and the indentures related to the Senior Notes due 2019 and the Senior Notes due 2021 in order to pay dividends. We were in compliance with these financial covenants at December 31, 2014.
Repurchases of Common Stock
On January 30, 2014, our Board of Directors approved an additional stock repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. The Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares.
As of December 31, 2014, we were authorized to repurchase up to $163.7 million of our common stock under our share repurchase programs. Repurchased shares become a part of treasury stock.

The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2014:

	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs	(2)
10/1/14 - 10/31/14	3,170		$56.92	—	$162,863
11/1/14 - 11/30/14	565		$70.28	—	$163,385
12/1/14 - 12/31/14	114		$70.98	—	$163,655
	3,849	(1)		—

(1)
The only shares repurchased in the quarter ended December 31, 2014 represented shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)	Dollars in thousands
Unregistered Sales of Equity Securities
On October 1, 2014, we issued 25,000 shares of unregistered restricted common stock to Sony as partial consideration for the extension of our existing content license agreement with Sony discussed in Note 9: Share-Based Payments and Note 17: Commitments and Contingencies in our Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Sony represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Sony represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
On November 20, 2014 Redbox announced a contract extension with Paramount Home Entertainment under the existing terms of the revenue sharing license agreement discussed in Note 9: Share-Based Payments and Note 17: Commitments and Contingencies in our Notes to Consolidated Financial Statements. The one-year extension requires us to issue 50,000 shares of unregistered restricted common stock to Paramount during the first quarter of 2015.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share data	Years Ended December 31,
Statement of Comprehensive Income Data	2014	2013	2012	2011	2010
Revenue	$2,303,003	$2,306,601	$2,199,884	$1,844,046	$1,435,721
Operating income	$248,377	$260,968	$279,405	$223,014	$153,064
Income from continuing operations	$107,386	$208,091	$160,452	$122,934	$71,964
Loss from discontinued operations, net of tax(1)	(768)	(33,299)	(10,222)	(19,051)	(20,956)
Net income	$106,618	$174,792	$150,230	$103,883	$51,008
Basic earnings per share from continuing operations	$5.32	$7.65	$5.30	$4.02	$2.30
Basic loss per share from discontinued operations	(0.04)	(1.23)	(0.34)	(0.62)	(0.67)
Basic earnings per share attributable to Outerwall Inc.	$5.28	$6.42	$4.96	$3.40	$1.63
Diluted earnings per share from continuing operations	$5.19	$7.33	$4.99	$3.86	$2.22
Diluted loss per share from discontinued operations	(0.04)	(1.17)	(0.32)	(0.60)	(0.65)
Diluted earnings per share	$5.15	$6.16	$4.67	$3.26	$1.57
Shares used in basic per share calculations	20,192	27,216	30,305	30,520	31,268
Shares used in diluted per share calculations	20,699	28,381	32,174	31,869	32,397
	As of December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents	$242,696	$371,437	$282,894	$341,855	$183,416
Total assets	$1,583,319	$1,891,383	$1,561,725	$1,450,837	$1,265,598
Total debt, capital lease obligations and other	$994,085	$785,292	$385,760	$397,099	$377,321
Common stock	$473,592	$482,481	$504,881	$481,249	$434,169
Total stockholders’ equity	$97,378	$518,689	$549,088	$513,902	$426,009

(1)	Discontinued operations for all periods presented includes the results of operations from:

◦	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in June 2011;

◦	our E-Payment Business, which was sold in the second quarter of 2010; and

◦	our Entertainment Business, which was sold in the third quarter of 2009.

◦	four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio which were discontinued during 2013.

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
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 67,000 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. While we are focused on four consumer sectors, collectively our business segments and strategic investments currently operate within five consumer sectors: Entertainment, Money, Electronics, Beauty & Consumer Packaged Goods, and Health.
Core Offerings
We have two core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash and convert coins and paper bills to stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar Exchange brand.

New Ventures
We identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space in our New Ventures business segment (“New Ventures”).
In the Electronics sector we acquired and continue to build the ecoATM business which provides an automated self-service kiosk where consumers can recycle mobile devices for cash and generates revenue through the sale of devices collected at our kiosks to third parties. We began reporting the results of this business in our New Ventures segment subsequent to its acquisition in the third quarter of 2013 and ended 2014 with approximately 1,890 kiosks in service. A self-service kiosk concept we are currently exploring in the marketplace is our consumer product sampling concept SAMPLEit, which is in the Beauty and Consumer Packaged Goods sector. Beginning in the first quarter of 2015, we anticipate reporting ecoATM results as a separate segment.
New Ventures concepts and ecoATM are regularly assessed to determine whether continued funding or other alternatives are appropriate.
Strategic Investments and Joint Venture
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the Health sector we have invested in SoloHealth, Inc. Additionally, we held an equity interest in ecoATM prior to acquisition in the third quarter of 2013. On October 20, 2014, Redbox withdrew as a member of Redbox Instant by Verizon, (the "Joint Venture") a joint venture between Redbox and Verizon Ventures IV LLC ("Verizon").
See Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information about our strategic investments.

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
We expect to grow revenue through attracting new customers, testing pricing strategies, improving the Blu-ray rental mix, and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and higher margin dollars per rental. Not only does Blu-ray provide a strong financial benefit to our business, but it also offers consumers a better viewing experience due to superior picture and sound quality compared to other home video rental formats (including digital streaming). Further, our customer management tools allow us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue. We continually test pricing strategies and make decisions based on results, for example, following price testing in 2014, effective December 2, 2014, the rental price for DVDs increased by 30 cents to $1.50 a day, and the price for Blu-ray Discs increased by 50 cents to $2.00 a day; and, effective January 6, 2015, the rental price for video games increased by $1.00 to $3.00 a day.
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

Recent Events
Subsequent Events

•
On January 20, 2015, the Board of Directors of Outerwall Inc. announced that Nora M. Denzel, a director of the Company, was appointed by the Board to serve as Interim Chief Executive Officer of the Company, effective January 18, 2015, and that J. Scott Di Valerio stepped down as the Company’s Chief Executive Officer, effective January 18, 2015, and resigned from the Board, effective January 19, 2015.

•
On January 23, 2015, we made the decision to shut down our Redbox operations in Canada as the business was not meeting the company's performance expectations. As a result, we updated certain estimates used in the preparation of the financial statements and recognized an additional after-tax expense of $1.5 million in the fourth quarter of 2014 related to accelerated recognition of content library and capitalized installation costs on property and equipment. The remaining value of the content library and capitalized installation costs will be amortized over an expected three-month wind-down period ending March 31, 2015. Following the final shutdown of the operations in Canada, we expect Redbox Canada results will be reported as a discontinued operation.

•
On February 3, 2015, the Board approved an additional stock repurchase authorization of up to $250.0 million of its common stock plus the cash proceeds received from the exercise of stock options by the Company's directors and employees, bringing the total available for repurchases to approximately $413.7 million.

•
On February 3, 2015, our board of directors approved a dividend policy and declared a quarterly cash dividend of $0.30 per share to be paid on March 18, 2015, to all stockholders of record as of the close of business on March 3, 2015. Future quarterly dividend payments will be subject to approval by our board of directors.

Q4 2014 Events

•
On November 24, 2014, Redbox announced that, effective December 2, 2014, the rental price for DVDs would increase by 30 cents to $1.50 a day, and the price for Blu-ray Discs would increase by 50 cents to $2.00 a day; and that, effective January 6, 2015, the rental price for video games would increase by $1.00 to $3.00 a day.

•
On November 20, 2014 Redbox announced a contract extension with Paramount Home Entertainment under the existing terms. The one-year extension maintains day-and-date access for our customers to Paramount titles through the end of 2015.

•
On October 27, 2014, Redbox entered into an amended and restated content license agreement with Lions Gate Films, Inc. which extends the term of the existing agreement through September 30, 2016 and can be extended for an additional year under certain circumstances.

•
On October 19, 2014, Redbox, Verizon, the Joint Venture and Verizon Corporate Services Group, Inc. entered into a Withdrawal and Extinguishment of Rights Agreement pursuant to which Redbox withdrew as a member of the Joint Venture effective on October 20, 2014. The Joint Venture ceased operation of its consumer service effective October 7, 2014.

Q3 2014 Events

•	On September 26, 2014, Universal Studios Home Entertainment LLC exercised its option to extend the term of the revenue sharing license agreement between Redbox and Universal through December 31, 2015.

•
On September 2, 2014, our remaining outstanding 4.0% Convertible Senior Notes ("Convertible Notes") matured. In the three months ended September 30, 2014, we retired or settled upon maturity $33.4 million in face value of Convertible Notes for $33.4 million in cash and the issuance of 248,944 shares of our common stock. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

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

•
During the three months ended March 31, 2014, we executed a tender offer in which we accepted for payment an aggregate of 5,291,701 shares of our common stock at a final purchase price of $70.07 per share, for an aggregate cost of $370.8 million, excluding fees and expenses.(1)

(1)
Shares purchased as part of publicly announced repurchase plans or programs as approved by Board of Directors. See Note 8: Repurchases of Common Stock in our Notes to Consolidated Financial Statements for more information.

Results of Operations
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands, except per share amounts	2014	2013	2012	$	%	$	%
Revenue	$2,303,003	$2,306,601	$2,199,884	$(3,598)	(0.2)%	$106,717	4.9%
Operating income	$248,377	$260,968	$279,405	$(12,591)	(4.8)%	$(18,437)	(6.6)%
Income from continuing operations	$107,386	$208,091	$160,452	$(100,705)	(48.4)%	$47,639	29.7%
Diluted earnings per share from continuing operations	$5.19	$7.33	$4.99	$(2.14)	(29.2)%	$2.34	46.9%
Comparing 2014 to 2013
Revenue decreased $3.6 million, or 0.2%, primarily due to:

•	$81.4 million decrease from our Redbox segment primarily due to

◦
4.9% decrease in same store sales primarily due to the relative attractiveness and timing of title releases - while total box office for content released during 2014 increased 8.1%, significantly lower box office during certain periods of 2014, in particular content released in the second and third quarters, led to a lack of strong content throughout the year and contributed to a 6.8% decrease in rentals in 2014; and

◦
$17.3 million decrease in video game rentals primarily due to a lighter release slate during the first and second quarters because of the game industry’s shift to next generation platforms; partially offset by

•
$62.4 million increase from our New Ventures segment primarily due to the inclusion of a full year of ecoATM results subsequent to our acquisition of ecoATM on July 23, 2013 and an increase of 1,080 New Ventures kiosks during the year; and

•
$15.4 million increase from our Coinstar segment, primarily due to growth in U.S. same store sales driven by a price increase effective October 1, 2013, higher volume in the U.K. due to an increased kiosk base, growth in U.K. same store sales driven by a price increase effective August 1, 2014 and growth in the number of Coinstar Exchange kiosks.

Operating income decreased $12.6 million, or 4.8%, primarily due to:

•	$22.2 million increase in operating loss within our New Ventures segment, primarily from costs associated with scaling the ecoATM business;

•
$4.6 million increase in share based expense, which is not allocated to our segments, primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•	$2.3 million decrease in operating income within our Redbox segment primarily where the following items partially offset the decrease in revenue discussed above:

◦	$44.7 million decrease in direct operating expenses which stayed in line with revenue at 70.7% of revenue in 2014 as compared to 70.1% in 2013;

◦	$29.4 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives;

◦	$6.0 million decrease in depreciation and amortization expenses primarily due to certain of our kiosk assets becoming fully depreciated; partially offset by

•	$16.5 million increase in operating income within our Coinstar segment primarily due to revenue growth.

Comparing 2014 to 2013 Continued
Income from continuing operations decreased $100.7 million, or 48.4%, primarily due to:

•
$48.7 million increase in loss from equity method investments primarily due to a $68.4 million gain recorded in the third quarter of 2013 on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value;

•	$25.3 million increase in income tax expense due primarily to discrete tax benefits in 2013;

•
$14.8 million increase in interest expense due to increased average borrowings which includes the impact of the $300.0 million principal amount of Senior Notes due 2021 we issued on June 9, 2014 (see Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information); and

•	$12.6 million decrease in operating income discussed above.
Comparing 2013 to 2012
Revenue increased $106.7 million, or 4.9%, primarily due to:

•
$65.8 million increase from our Redbox segment, $141.7 million from new kiosk installations including the acquisition and replacement of NCR kiosks, offset by a $75.9 million decrease from a decline in same store sales due primarily to a lower box office;

•	$31.5 million increase from our New Ventures segment primarily due to the inclusion of ecoATM results;

•
$9.5 million increase from our Coinstar segment, primarily due to growth of U.S. same store sales as a result of the price increase in the fourth quarter of 2013 and revenue from kiosks installed at TD Canada Trust ("TDCT") locations.

Operating income decreased $18.4 million, or 6.6%, primarily due to:

•
Increased operating loss within our New Ventures segment for 2013, which includes only continuing operations related to our ecoATM and SAMPLEit concepts, primarily due to the inclusion of ecoATM results subsequent to our acquisition of ecoATM on July 23, 2013;

•
Increased share based expense, which is not allocated to our segments, primarily as a result of $8.7 million in expense associated with rights to receive cash issued as a part of the acquisition of ecoATM; offset partially by

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

▪
A $31.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements, as well as a weaker release schedule in the fourth quarter of 2013, down 21.0% from a year ago;

Comparing 2013 to 2012 Continued

◦
Increases in other direct operating expenses including revenue share, payment card processing fees, customer service and support function costs directly attributable to our revenue and kiosk growth and certain costs incurred to service the kiosks that were under the transition services agreement with NCR, offsetting this was a benefit from an $11.4 million reduction in a loss contingency accrual recorded during first quarter of 2013, of which $11.4 million had been previously expensed in 2012;

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
Share-Based Payments and Rights to Receive Cash
Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors and restricted stock to our employees. In connection with our acquisition of ecoATM, we also granted certain rights to receive cash (the "rights to receive cash"). We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expenses associated with share-based compensation to our executives, non-employee directors, employees and related to the rights to receive cash are part of our corporate function and are not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table:

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands, except per share amounts	2014	2013	2012	$	%	$	%
Direct operating	$6,585	$3,636	$863	$2,949	81.1%	$2,773	321.3%
Marketing	3,193	1,559	66	1,634	104.8%	1,493	NM*
Research and development	3,851	1,375	334	2,476	180.1%	1,041	311.7%
General and administrative	11,658	14,164	11,984	(2,506)	(17.7)%	2,180	18.2%
Total	$25,287	$20,734	$13,247	$4,553	22.0%	$7,487	56.5%
* Not meaningful
Unallocated share-based compensation expense increased $4.6 million, or 22.0% and $7.5 million, or 56.5% during the years ended December 31, 2014 and 2013, respectively, due to the rights to receive cash and changes in the fair value of restricted stock awards granted. See Note 9: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

Segment Results
Our discussion and analysis that follows covers results of operations for our Redbox, Coinstar and New Ventures segments.
We manage our business by evaluating the financial results of our segments, focusing primarily on segment revenue and segment operating income before depreciation, amortization and other; share-based compensation granted to executives, non-employee directors and employees and the rights to receive cash (“segment operating income”). Segment operating income contains internally allocated costs of our shared services support functions, including but not limited to, corporate executive management, business development, sales, customer service, finance, legal, human resources, information technology, and risk management. We also review depreciation and amortization allocated to each segment.
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
Our segment operating expenses include the following categories:
Direct Operating
Direct operating expenses consist primarily of (1) amortization of our content library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin processing expenses, (4) field operations support, (5) cost to acquire devices that are resold to third parties through our ecoATM business, and (6) revenue share we pay to studios. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.
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

Redbox

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands, except per share amounts	2014	2013	2012	$	%	$	%
Revenue	$1,893,135	$1,974,531	$1,908,773	$(81,396)	(4.1)%	$65,758	3.4%
Expenses:
Direct operating	1,338,946	1,383,646	1,340,899	(44,700)	(3.2)%	42,747	3.2%
Marketing	23,916	23,010	20,497	906	3.9%	2,513	12.3%
Research and development	120	78	739	42	53.8%	(661)	(89.4)%
General and administrative	136,756	166,117	159,885	(29,361)	(17.7)%	6,232	3.9%
Segment operating income	393,397	401,680	386,753	(8,283)	(2.1)%	14,927	3.9%
Less: depreciation and amortization	(156,628)	(162,637)	(148,068)	6,009	(3.7)%	(14,569)	9.8%
Operating income	$236,769	$239,043	$238,685	$(2,274)	(1.0)%	$358	0.1%
Operating income as a percentage of revenue	12.5%	12.1%	12.5%
Same store sales growth (decline)	(4.9)%	(4.1)%	10.2%
Effect on change in revenue from same store sales growth (decline)	$(95,771)	$(75,855)	$157,711	$(19,916)	26.3%	$(233,566)	(148.1)%
Ending number of kiosks*	43,680	44,000	43,700	(320)	(0.7)%	300	0.7%
Total rentals (in thousands)*	722,745	775,742	739,761	(52,997)	(6.8)%	35,981	4.9%
Net revenue per rental	$2.62	$2.54	$2.55	$0.08	3.1%	$(0.01)	(0.4)%

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

The comparable performance of our content library is continually affected by seasonality, strength of box office and timing of the release slate and the relative attractiveness of titles available for rent in a particular quarter or year which may have lingering effects in subsequent periods. Compared with prior periods when kiosk installations were increasing and helping drive growth, Redbox revenue and other operating results may be more affected by these factors. We also anticipate negative impacts in future periods arising from the expected secular decline in the physical rental market.
2014 Events

•
On November 24, 2014, Redbox announced that, effective December 2, 2014, the rental price for DVDs would increase by 30 cents to $1.50 a day, and the price for Blu-ray Discs would increase by 50 cents to $2.00 a day; and that, effective January 6, 2015, the rental price for video games would increase by $1.00 to $3.00 a day.

•	During the fourth quarter of 2014, Redbox launched Redbox Play Pass, a new loyalty program, which we expect to drive continued improvement in customer engagement and rental frequency.

•
On November 20, 2014 Redbox announced a contract extension with Paramount Home Entertainment under the existing terms. The one-year extension maintains day-and-date access for our customers to Paramount titles through the end of 2015.

•
On October 27, 2014, Redbox entered into a new content license agreement with Lions Gate Films, Inc. which extends the term of the existing agreement through September 30, 2016 and can be extended for an additional year under certain circumstances.

•	On October 19, 2014, Redbox entered into an agreement with Verizon to withdraw from the Joint Venture

•	On September 26, 2014, Universal Studios Home Entertainment LLC exercised its option to extend the term of the revenue sharing license agreement between Redbox and Universal through December 31, 2015.

•
On June 27, 2014, Sony notified us of their intent to extend our existing content license agreement with them. The extension became effective October 1, 2014 and extended the license period through September 30, 2015.

Comparing 2014 to 2013
Revenue decreased $81.4 million, or 4.1%, primarily due to the following:

•	$95.8 million decrease from a 4.9% decrease in same store sales primarily due to:

◦
Relative attractiveness and timing of title releases - while total box office (representing titles with total North American box office receipts of at least $5.0 million) for content released during 2014 increased 8.1%, significantly lower box office during certain periods of 2014 (particularly in the second and third quarters) led to a lack of strong content throughout the year which, combined with the impact from the expected secular decline in the market, contributed to a 6.8% decrease in rentals in 2014;

◦
Revenue from video game rentals decreased $17.3 million primarily due to a lighter release slate during the first and second quarters because of the game industry’s shift to next generation platforms and under performance of certain games titles; partially offset by

◦	More effective promotional activity that leverages customer-specific offerings and an increase in the daily rental fees for movie content implemented in December 2014.

•	$2.7 million decrease to zero from revenue earned by kiosks acquired from NCR as noted above; partially offset by

•	$17.1 million in revenue from newly installed or relocated kiosks including those that replaced the remaining NCR kiosks.
Net revenue per rental increased $0.08 to $2.62 primarily due to:

•
A continued increase in Blu-ray rentals which we consider a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Blu-ray rentals represented 15.0% of total disc rentals and 17.6% of revenue during 2014 as compared to 13.1% of total disc rentals and 15.4% of revenue during 2013; partially offset by

•	Lower video game rentals, which declined 16.8% during 2014 as compared to 2013 primarily due to the factors discussed above.
Operating income decreased $2.3 million, primarily due to the following:

•	$81.4 million decrease in revenue as described above; partially offset by

•	$44.7 million decrease in direct operating expenses, which were 70.7% of revenue in 2014 as compared to 70.1% in 2013, primarily as a result of:

◦
Product costs decreased $9.8 million to $820.8 million primarily due to lower spending on content in 2014 partially offset by a change in how we amortize our product costs in our content library that was prospectively applied as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements resulting in a $21.7 million benefit which was recorded in the second quarter of 2013 to reflect an increase in the ending value of the Redbox content library as of June 30, 2013. For comparability purposes, product cost in 2013 would have been $23.8 million higher had the new methodology been applied retrospectively as costs would have shifted from prior periods into 2013;

◦
Gross margin decreased by 130 basis points to 56.6% in 2014 primarily due to the performance of the content library as a result of the relative attractiveness of titles available for rent and the timing of the release schedule in 2014 partially offset by a $3.4 million decrease in studio-related share-based expenses and closing underperforming NCR kiosks. The 2013 period also benefited from an $11.4 million reduction in a loss contingency that had been previously expensed in 2012;

◦
Direct operating expenses were also impacted by lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and general cost containment initiatives. The 2014 period also included a one-time benefit from a $5.6 million adjustment to expenses related to personal property taxes due to a reduction of the estimated liability; and

•
$29.4 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives, including payroll related savings arising from our December 2013 workforce reduction and lower variable expenses associated with IT infrastructure costs, temporary staffing, legal and professional fees; and

•
$6.0 million decrease in depreciation and amortization expenses primarily due to certain of our kiosk assets that are depreciated over three to five years becoming fully depreciated partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks.

Comparing 2013 to 2012
Revenue increased $65.8 million, or 3.4%, primarily due to the following:

•
$139.0 million from new kiosk installations that were primarily installed in the second half of 2012 and were not included in our same store sales until the second half of 2013, as well as the replacement of NCR kiosks; and

•	$2.7 million from kiosks acquired from NCR; partially offset by a

•
$75.9 million decrease from a 4.1% decline in same store sales due primarily to a considerably weaker start to first quarter’s release schedule, which has a significant influence on first quarter rentals, with only 36.0% of the total first quarter box office available to rent in January versus 50.0% last year, an overall weaker box office during the second and fourth quarters, an increase in single night and discounted rentals for most of the year, as well as cannibalization of rentals as we installed over 5,200 new kiosks during the second half of 2012. Partially offsetting this was growth in third and fourth quarter same stores sales from over 4,200 of our 2012 kiosk installations that are now included in same store sales, a significantly stronger box office during the third quarter; up 46.0% from prior year as a result of the Summer Olympics in 2012, as well as substantial growth in Blu-ray and video game disc rentals, which were up 59.3% and 16.3%, respectively. While our same store sales declined from the prior period as noted above, we saw improvement in 2013 as some of the converted kiosk installs begin contributing to same store sales and product strength compares more favorably year over year. Additionally, we saw improvement in our single versus multiple night rental mix in December as they moved closer to historical averages due to less reliance on discounted rentals both of which drive higher net revenue per rental.

Net revenue per rental decreased $0.01 to $2.54 primarily due to higher than expected customer response to promotions during the third quarter which drove discounted rentals and an increase in single night rentals for most of the year. This decrease was partially offset by increases in Blu-ray and video game rentals as a percentage of our total rentals, both of which have a higher daily rental fee.
Blu-ray rentals continued prior trends and increased to 13.1% of total rentals for the year, with fourth quarter Blu-ray rentals hitting an all-time high of 14.2% of total disc rentals. Video game rentals increased from 2.0% to 2.2% of total rentals despite several popular releases being available only on multi-disc sets, which presented a challenge for our customers in renting these releases.
Operating income increased $0.4 million, or 0.1%, primarily due to the following:

•	$65.8 million increase in revenue as described above; offset by

•	$42.7 million increase in direct operating expenses composed of the following;

◦	Product costs increased $33.7 million to $830.6 million due to the following main factors:

▪
Increased content purchases in the third quarter as a result of a 19.0% increase in theatrical titles driven largely by a weaker release schedule in the third quarter of 2012 due to the Summer Olympics;

▪
Greater content purchases in anticipation of higher rental demand, growth in our installed kiosk base, increased content purchases under our Warner agreement which was signed in the fourth quarter of 2012 relative to the January through October 2012 period when we were procuring Warner content through alternative sources;

▪	Increased Blu-ray content purchases as we continued to grow this format; partially offset by

▪
A $31.8 million reduction in product costs due to the content library amortization change as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements, as well as a weaker release schedule in the fourth quarter of 2013, down 21.0% from a year ago;

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

◦
Benefiting the period was an $11.4 million reduction in a loss contingency accrual recorded during in the first quarter of 2013, of which $11.4 million had been previously expensed in 2012 as well as a $1.4 million reduction in studio related share based expenses primarily due to a larger change in our share price during the period, partially offset by a lower number of unvested shares on the last day of the calculation period;

◦	Direct operating expenses as a percent of revenue for 2013 were 70.1% as compared to 70.2% in the prior period.

•
$14.6 million increase in depreciation and amortization expenses primarily due to higher depreciation from continued investment in our technology infrastructure, incremental depreciation associated with our 2012 installed kiosks, including the NCR kiosks, as well as the launch of Redbox Instant by Verizon;

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

Coinstar

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands, except per share amounts	2014	2013	2012	$	%	$	%
Revenue	$315,628	$300,218	$290,761	$15,410	5.1%	$9,457	3.3%
Expenses:
Direct operating	161,214	158,562	155,740	2,652	1.7%	2,822	1.8%
Marketing	6,346	6,244	4,938	102	1.6%	1,306	26.4%
Research and development	531	6,962	4,455	(6,431)	(92.4)%	2,507	56.3%
General and administrative	27,012	25,944	26,367	1,068	4.1%	(423)	(1.6)%
Segment operating income	120,525	102,506	99,261	18,019	17.6%	3,245	3.3%
Less: depreciation and amortization	(35,471)	(33,921)	(36,108)	(1,550)	4.6%	2,187	(6.1)%
Operating income	$85,054	$68,585	$63,153	$16,469	24.0%	$5,432	8.6%
Operating income as a percentage of revenue	26.9%	22.8%	21.7%
Same store sales growth (decline)	4.7%	1.4%	(0.1)%
Ending number of kiosks	21,340	20,900	20,300	440	2.1%	600	3.0%
Total transactions (in thousands)	72,957	76,120	76,954	(3,163)	(4.2)%	(834)	(1.1)%
Average transaction size	$42.12	$41.39	$39.30	$0.73	1.8%	$2.09	5.3%
 * Not Meaningful

2014 Events

•	Effective August 1, 2014, we increased the coin voucher product transaction fee from 8.9% to 9.9% at all U.K. grocery retail locations.
Comparing 2014 to 2013
Revenue increased $15.4 million, or 5.1%, primarily due to:

•	Same store sales growth in the U.S. driven by a price increase implemented across all grocery locations effective October 1, 2013;

•	Higher volume in the U.K. due to an increased U.K. kiosk base;

•	Same store sales growth in the U.K driven by a price increase on August 1, 2014; and

•	Growth in the number of Coinstar Exchange kiosks.
The average transaction size continued to increase during 2014 while the number of transactions has declined. The decline in transactions is the result of larger pours and less frequent visits, a slight decrease in the U.S. kiosk base year over year as a result of optimization efforts, the expected volume decline as a result of the U.S. price increase, and the impact of the Royal Canadian Mint’s penny reclamation efforts in Canada.
Operating income increased $16.5 million, or 24.0%, primarily due to the following:

•	$15.4 million increase in revenue as described above; and

•	$6.4 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and Coinstar Exchange; partially offset by

•	$1.1 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business;

•	$2.7 million increase in direct operating expenses due to increased revenue sharing, selling and customer service costs to support higher revenues; and

•
$1.6 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our corporate technology infrastructure and the write-off of technology assets.

Comparing 2013 to 2012
Revenue increased $9.5 million, or 3.3%, primarily due to growth of U.S. same store sales and revenue from TDCT locations. The increase in same store sales in the U.S. was driven by the price increase implemented across all grocery locations in the U.S. The average coin-to-voucher transaction size continued to increase and the volume of non-cash voucher products increased by 0.3%. Revenue increased at a rate lower than the increase in transaction size due to variations in country and product mix, including growth in Canada driven by TDCT, which has a different revenue model than regular coin-to-voucher transactions. Same store sales grew in the U.S. driven by growth from the fee increase in fourth quarter of 2013, and the fact that revenue from kiosks installed in 2011 was fully included in the 2012 same store sales measurement. This was slightly offset by reduced same store sales in the UK and Canada.
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

•	$2.5 million increase in research and development expenses primarily due to an increase in kiosk software and hardware engineering efforts for our Coinstar and gift card exchange business kiosks.

New Ventures

	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands, except per share amounts	2014	2013	2012	$	%	$	%
Revenue	$94,240	$31,852	$350	$62,388	195.9%	$31,502	NM*
Expenses:
Direct operating	95,003	29,433	1,317	65,570	222.8%	28,116	NM*
Marketing	4,785	1,589	478	3,196	201.1%	1,111	232.4%
Research and development	8,545	4,669	1,229	3,876	83.0%	3,440	279.9%
General and administrative	16,295	15,551	6,283	744	4.8%	9,268	147.5%
Segment operating loss	(30,388)	(19,390)	(8,957)	(10,998)	56.7%	(10,433)	116.5%
Less: depreciation and amortization	(17,771)	(6,536)	(229)	(11,235)	171.9%	(6,307)	NM*
Operating loss	$(48,159)	$(25,926)	$(9,186)	$(22,233)	85.8%	$(16,740)	182.2%
Ending number of kiosks	1,980	900	50	1,080	120.0%	850	NM*

On July 23, 2013 we completed the acquisition of ecoATM. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished electronic products and mobile devices. Also during 2013, except for ecoATM and our product sampling kiosk venture, SAMPLEit, we discontinued all other concepts and reclassified their results of operations to discontinued operations for all periods presented. See Note 12: Discontinued Operations for more information. The New Ventures results of operations presented here represent the results of ecoATM from the July 23, 2013 acquisition date and the results of SAMPLEit.

Comparing 2014 to 2013
Revenue increased $62.4 million primarily due to the inclusion of a full year of ecoATM results in 2014 and from kiosks installed in 2014. We installed approximately 910 net new ecoATM kiosks, primarily in the grocery channel, during the second half of 2014.  Relative to our mall and mass merchant channels, sites in the grocery channel typically are smaller in overall square footage and have less foot traffic. As a result, we expect ecoATM kiosks in the grocery channel to ramp slower than our mall and mass merchant kiosks. While there are several drivers that impact ecoATM revenue, the key revenue drivers are the number of devices collected, the percentage of those devices that are non-scrap devices and the average selling price that ecoATM receives when reselling the devices. New Ventures segment revenue decreased sequentially from the quarter ended September 30, 2014 primarily due to seasonal trends, a lower mix of high value devices, and a lower average selling price in the secondary market resulting from an increased supply of devices following the iPhone 6 release in September 2014.
Operating loss increased $22.2 million, or 85.8%, primarily due to the following;

•
$65.6 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices in our ecoATM business, as well as costs for servicing of our kiosks and payments to our retailers. Additionally, in 2014 the highly successful launch of the iPhone 6/6+ caused a significant increase in device trade-ins that lowered resale values in the secondary market to below historical levels during the fourth quarter. Additionally, the 2014 operating expenses include a full year of ecoATM whereas 2013 includes costs only after the acquisition date and reflects the increased New Ventures kiosk base. As we install additional kiosks we expect our variable operating costs to increase proportionately, however, as our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$11.2 million increase in depreciation and amortization expense from depreciation on our increased installed kiosk base, amortization expense related to certain ecoATM intangible assets acquired as part of the business combination and higher depreciation expense as a result of continued investment in our corporate technology infrastructure;

•	$3.9 million increase in research and development expense at ecoATM due to continued development of our kiosk hardware and software platforms, as well as an increase to support our SAMPLEit kiosks;

•	$3.2 million increase in marketing costs primarily due to costs to promote the ecoATM and SAMPLEit kiosks, as well as additional headcount to support our installed kiosk base; and

•
$0.7 million increase in general and administrative expense primarily due to higher costs to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion and human resource programs, partially offset by $5.7 million in transaction expenses related to the acquisition of ecoATM in 2013; partially offset by

•	$62.4 million increase in revenue described above.
Comparing 2013 to 2012
Revenue increased $31.5 million primarily due to the acquisition of ecoATM.
Operating loss increased $16.7 million, or 182.2%, primarily due to the following:

•	$28.1 million increase in direct operating expenses primarily due to results in 2013 including ecoATM since its acquisition and shared services costs associated with adding kiosks to the marketplace;

•
$9.3 million increase in general and administrative expenses primarily due to $5.7 million in transaction expenses related to the acquisition of ecoATM, general and administrative expenses for ecoATM in 2013 since its acquisition, and shared services costs to support concept growth;

•	$6.3 million increase in depreciation and amortization primarily due to results in 2013 including ecoATM since its acquisition and additional depreciation on equipment to support growth;

•	$3.4 million increase in research and development due to results in 2013 including ecoATM since its acquisition and spending to support existing concepts; and

•	$1.1 million increase in marketing expense primarily due to results in 2013 including ecoATM since its acquisition and spending initiatives to support growth of existing concepts; partially offset by

•	$31.5 million increase in revenue as described above.

Income (loss) from equity method investments
Comparing 2014 to 2013
Loss and income from equity method investments was $28.7 million of loss compared to income of $19.9 million primarily due to:

•	$68.4 million gain in 2013 resulting from the re-measurement of our previously held equity interest in ecoATM during 2013; partially offset by

•	$19.7 million in lower losses from our investment in the Joint Venture and other equity method investments.
In 2015 we expect reduced impact from equity method investments as a result of our withdrawal from the Joint Venture in 2014. See Note 5: Equity Method Investments and Related Party Transactions in our Notes to Consolidated Financial Statements for more information.
Comparing 2013 to 2012
Income from equity method investments increased to $19.9 million from a $5.2 million loss, primarily due to:

•	$68.4 million gain in 2013 on the re-measurement of our previously held equity interest in ecoATM; and

•	$19.5 million gain on a license grant to the Joint Venture during 2012 which did not recur in 2013.
Interest Expense, Net

Dollars in thousands	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Cash interest expense	$41,562	$25,289	$12,833	$16,273	64.3%	$12,456	97.1%
Non-cash interest expense:
Amortization of debt discount	2,606	4,674	7,109	(2,068)	(44.2)%	(2,435)	(34.3)%
Amortization of deferred financing fees	1,510	1,720	2,126	(210)	(12.2)%	(406)	(19.1)%
Other	—	(550)	(2,700)	550	(100.0)%	2,150	(79.6)%
Total non-cash interest expense	4,116	5,844	6,535	(1,728)	(29.6)%	(691)	(10.6)%
Total cash and non-cash interest expense	45,678	31,133	19,368	14,545	46.7%	11,765	60.7%
Loss from early extinguishment of debt	2,018	6,013	953	(3,995)	(66.4)%	5,060	531.0%
Total interest expense	$47,696	$37,146	$20,321	$10,550	28.4%	$16,825	82.8%
Interest income	(60)	(4,345)	(4,673)	4,285	(98.6)%	328	(7.0)%
Interest expense, net	47,636	32,801	15,648	14,835	45.2%	17,153	109.6%
Comparing 2014 to 2013
Interest expense, net increased $14.8 million, or 45.2%, primarily due to:

•
$14.5 million higher interest expense from increased average borrowings which includes the impact of the $300.0 million principal amount of Senior Notes due 2021 we issued on June 9, 2014 (see Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information); and

•	$4.3 million decrease in interest income primarily due to income from the settlement of a note receivable in 2013; partially offset by

•
$4.0 million decrease in losses from the early extinguishment or conversion of debt. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Comparing 2013 to 2012
Interest expense, net increased $17.2 million, or 109.6%, during the year primarily due to:

•	$11.8 million higher interest expense associated with the $350.0 million in Senior Notes we issued on March 12, 2013 and

•	$5.1 million higher losses from the early extinguishment or conversion of debt. See Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Other Expense, Net

Dollars in thousands	Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Other, net	$(4,873)	$(5,527)	$(180)	$654	(11.8)%	$(5,347)	NM*
 *     Not Meaningful
Comparing 2014 to 2013
Other expense, net decreased by $0.7 million or 11.8% to $4.9 million primarily due to:

•	$3.0 million higher foreign currency related losses to $6.2 million primarily due to the impact of the Canadian dollar exchange rates on our Redbox Canada and Coinstar Canada operations; offset by

•	$2.8 million in expense incurred to write-down the carrying value of a note receivable from Sigue incurred during 2013 which did not recur in 2014.
Comparing 2013 to 2012
Other expense, increased by $5.3 million to $5.5 million primarily due to:

•	$3.1 million higher foreign currency related losses to $3.3 million primarily due to the impact of the Canadian dollar exchange rates on our Redbox Canada and Coinstar Canada operations; and

•	$2.8 million in expense incurred to write-down the carrying value of a note receivable from Sigue. See Note 16: Fair Value
Income Tax Expense

Dollars in thousands	Year Ended December 31,			2014 vs 2013	2013 vs 2012
	2014	2013	2012
Income tax expense	$(59,748)	$(34,477)	$(97,941)	$(25,271)	$63,464
Effective tax rate	35.7%	14.2%	37.9%	21.5 % pts	(23.7) % pts
Income tax expense and effective tax rates are driven by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each. It is also affected by permanent differences in the recognition of income and expenses for income tax purposes vs. financial reporting purposes and various discrete items that may occur in any given year, but are not consistent from year to year. The most significant, recurring permanent difference impacting our income tax expense is the Domestic Production Activities Deduction ("DPAD") which we are entitled to based on Redbox's domestic production activities.
Comparing 2014 to 2013
Income tax expense increased by $25.3 million resulting from higher taxable income primarily driven by:

•	$34.5 million in tax benefits related to discrete items occurring in 2013 composed of:

◦	$16.7 million related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary in 2013; and

◦
$17.8 million, net of a valuation allowance, through the realization of capital and ordinary gains and losses associated with the series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary; partially offset by

•	$5.3 million increase in the DPAD from $1.5 million in 2013 to $6.8 million in 2014; and

•
$3.9 million in additional impact primarily driven by the $7.1 million decrease in Income from continuing operations before income taxes excluding the $68.4 million non-taxable gain on previously held equity interest in ecoATM.

Comparing 2013 to 2012
Income tax expense decreased by $63.5 million primarily driven by:

•	$34.5 million in tax benefits related to discrete items occurring in 2013 composed of:

◦	$16.7 million related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary in 2013; and

◦
$17.8 million, net of a valuation allowance, through the realization of capital and ordinary gains and losses associated with the series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary; and

•
$30.5 million decrease driven by the $84.2 million decrease in income from continuing operations before income taxes excluding the $68.4 million non-taxable gain on previously held equity interest in ecoATM; partially offset by

•
$1.5 million in additional impact primarily driven by other permanent differences, including the DPAD, in the recognition of income and expenses for income tax purposes vs. financial reporting purposes and various discrete items.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include, but not limited to, i) restructuring costs associated with actions to reduce costs in our continuing operations primarily through workforce reductions across the Company, ii) acquisition costs primarily related to the acquisition of ecoATM, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iv) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and includes the impacts of the gain on re-measurement of our previously held equity interest in ecoATM upon acquisition, v) benefits from release of indemnification reserves upon settlement of the Sigue Note and vi) tax benefits related to a net operating loss adjustment and the recognition of a worthless stock deduction in a corporate subsidiary ("Non-Core Adjustments").
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands	2014	2013	2012	$	%	$	%
Net income from continuing operations	$107,386	$208,091	$160,452	$(100,705)	(48.4)%	$47,639	29.7%
Depreciation, amortization and other	209,870	203,094	184,405	6,776	3.3%	18,689	10.1%
Interest expense, net	47,636	32,801	15,648	14,835	45.2%	17,153	109.6%
Income taxes expense	59,748	34,477	97,941	25,271	73.3%	(63,464)	(64.8)%
Share-based payments expense(1)	13,384	16,831	19,362	(3,447)	(20.5)%	(2,531)	(13.1)%
Adjusted EBITDA from continuing operations	438,024	495,294	477,808	(57,270)	(11.6)%	17,486	3.7%
Non-Core Adjustments:
Restructuring costs	469	4,495	—	(4,026)	(89.6)%	4,495	NM*
Acquisition costs	—	5,669	3,235	(5,669)	(100.0)%	2,434	75.2%
Rights to receive cash issued in connection with the acquisition of ecoATM	13,270	8,664	—	4,606	15.8%	8,664	NM*
Loss from equity method investments, net	28,734	48,448	24,684	(19,714)	(14.0)%	23,764	96.3%
Sigue indemnification reserve releases	—	(2,542)	—	2,542	(100.0)%	(2,542)	NM*
Gain on previously held equity interest in ecoATM	—	(68,376)	—	68,376	(100.0)%	(68,376)	NM*
Gain on formation of Redbox Instant by Verizon	—	—	(19,500)	—	NM*	19,500	(100.0)%
Core adjusted EBITDA from continuing operations	$480,497	$491,652	$486,227	$(11,155)	(2.3)%	$5,425	1.1%
 *     Not Meaningful
(1) Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing 2014 to 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to:

•	Lower segment operating income in our Redbox segment, and

•	Higher segment operating loss in our New Ventures segment, partially offset by

•	Higher segment operating income in our Coinstar segment.
The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing 2013 to 2012
The increase in our core adjusted EBITDA from continuing operations was primarily due to:

•	Higher operating income in our Redbox and Coinstar segments, partially offset by

•	Higher operating loss in our New Ventures segment.
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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Year Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	$	%	$	%
Diluted EPS from continuing operations	$5.19	$7.33	$4.99	$(2.14)	(29.2)%	$2.34	46.9%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	0.01	0.10	—	(0.09)	(90.0)%	0.10	NM*
Acquisition costs	—	0.17	0.06	(0.17)	(100.0)%	0.11	183.3%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.53	0.25	—	0.28	112.0%	0.25	NM*
Loss from equity method investments	0.85	1.04	0.47	(0.19)	(18.3)%	0.57	121.3%
Sigue indemnification reserve releases	—	(0.05)	—	0.05	(100.0)%	(0.05)	NM*
Gain on previously held equity interest on ecoATM	—	(2.33)	—	2.33	(100.0)%	(2.33)	NM*
Gain on formation of Redbox Instant by Verizon	—	—	(0.37)	—	NM*	0.37	(100.0)%
Tax benefit from net operating loss adjustment	(0.05)	—	—	(0.05)	NM*	—	NM*
Tax benefit of worthless stock deduction	(0.10)	(0.59)	—	0.49	(83.1)%	(0.59)	NM*
Core diluted EPS from continuing operations	$6.43	$5.92	$5.15	$0.51	8.6%	$0.77	15.0%
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

	Years ended December 31,			2014 vs. 2013		2013 vs. 2012
Dollars in thousands	2014	2013	2012	$	%	$	%
Net cash provided by operating activities	$338,351	$327,834	$465,762	$10,517	3.2%	$(137,928)	(29.6)%
Purchase of property and equipment	(97,924)	(161,412)	(209,910)	63,488	(39.3)%	48,498	(23.1)%
Free cash flow	$240,427	$166,422	$255,852	$74,005	44.5%	$(89,430)	(35.0)%
An analysis of our net cash from operating activities and used in investing and financing activities is provided below in the Liquidity and Capital Resources section.

Net Debt and Net Leverage Ratio
Our non-GAAP financial measure net debt is defined as the total face value of outstanding debt, including capital leases, less cash and cash equivalents held in financial institutions domestically. Our non-GAAP financial measure net leverage ratio is defined as net debt divided by core adjusted EBITDA from continuing operations for the last twelve months ("LTM"). We believe net debt and net leverage ratio are important non-GAAP measures because they:

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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	December 31,		Change
Dollars in thousands	2014	2013	$	%
Senior unsecured notes(1)	$650,000	$350,000	$300,000	85.7%
Term loans(1)	146,250	344,375	(198,125)	(57.5)%
Revolving line of credit	160,000	—	160,000	NM*
Convertible debt(1)	—	51,148	(51,148)	(100.0)%
Capital leases	15,391	21,361	(5,970)	(27.9)%
Total principal value of outstanding debt including capital leases	971,641	766,884	204,757	26.7%
Less domestic cash and cash equivalents held in financial institutions	(66,546)	(199,027)	132,481	(66.6)%
Net debt	905,095	567,857	337,238	59.4%
LTM Core adjusted EBITDA from continuing operations	$480,497	$491,652	$(11,155)	(2.3)%
Net leverage ratio	1.88	1.15
*     Not Meaningful
(1) See debt section of Liquidity and Capital Resources below and Note 7: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
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

The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $10.5 million primarily due to:

•
$76.9 million increase in net cash inflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, accounts payable, content library, and other accrued liabilities; partially offset by

•	$68.2 million decrease in net income to $106.6 million as discussed in the Consolidated Results section above; and

•	$1.8 million change in net non-cash income and expense included in net income.
Net Cash used in Investing Activities
We used $115.4 million of net cash in our investing activities primarily due to:

•
$97.9 million used for purchases of property and equipment for kiosks and corporate infrastructure, including information technology primarily related to our Enterprise Resource Planning implementation; and

•	$24.5 million used for capital contributions to the Joint Venture; partially offset by

•	$5.0 million extinguishment payment from the Joint Venture upon finalization of our withdrawal from it.
Net Cash used in Financing Activities
We used $354.3 million of net cash from financing activities as follows:

•	$545.1 million for repurchases of our common stock;

•	$51.1 million to repurchase and settle convertible debt;

•
$38.1 million in net re-payments on our Credit Facility. The revolving line of credit had an average daily balance of $163.2 million in 2014 and was used to support the activities discussed above relative to the timing of cash flows from operations throughout the same period;

•	$14.0 million to pay capital lease obligations and other debt; and

•	$1.5 million for other financing activities; partially offset by

•	$295.5 million from issuance of our senior unsecured notes due 2021.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of December 31, 2014, our cash and cash equivalent balance was $242.7 million, of which $81.7 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.
Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	145,915	160,000	947,467
Less: current portion	—	—	(9,390)	—	(9,390)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077

Dollars in thousands	Senior Unsecured Notes due 2019	Credit Facility Term Loans	Convertible Notes	Total Debt
As of December 31, 2013:
Principal	$350,000	$344,375	$51,148	$745,523
Discount	(5,317)	—	(1,446)	(6,763)
Total	344,683	344,375	49,702	738,760
Less: current portion	—	(42,187)	(49,702)	(91,889)
Total long-term portion	$344,683	$302,188	$—	$646,871
Senior Unsecured Notes Due 2019
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the Senior Notes due 2019. As of December 31, 2014, we were in compliance with the covenants of the related indenture.
Senior Unsecured Notes Due 2021
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the Senior Notes due 2021.
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

•
We may also redeem some or all of the Senior Notes due 2021 before June 15, 2017 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable “make-whole” premium.

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
The terms of the Senior Notes due 2021 restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the related indenture will be subject to a number of important qualifications and exceptions.
The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of December 31, 2014, we were in compliance with the covenants of the related indenture.
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
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the "Credit Facility"). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto. The credit facility provided under the previous credit agreement was replaced by the Credit Facility. As a result of this refinancing activity, in the six months ended June 30, 2014, we recorded a loss on the extinguishment of the previous credit agreement of $1.7 million for certain previously capitalized and unamortized debt issuance costs. The loss on extinguishment is recorded within Interest expense, net in our Consolidated Statements of Comprehensive Income.
The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”).
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

The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
2015	$9,376
2016	13,126
2017	15,000
2018	18,750
2019	89,998
Total	$146,250

The Revolving Line matures on June 24, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. The maturity date of the borrowings under the Credit Facility may be accelerated to December 18, 2018 if our senior unsecured notes due 2019 remain outstanding on or after such date. We may prepay amounts borrowed under the Term Loan without premium or penalty (other than breakage costs in the case of borrowings made with the LIBOR/Eurocurrency Rate), but amounts prepaid may not be re-borrowed.
The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facilities and the obligations of any or all of the Guarantors to pay the full amount of our (or any Foreign Borrower’s) obligations under the Credit Facility.
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of December 31, 2014, the interest rate on amounts outstanding under the Credit Facility was 1.92% and we were in compliance with the covenants of the Credit Facility.
Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The aggregate outstanding principal was $51.1 million at December 31, 2013.
The Convertible Notes were convertible as of December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in Interest expense, net in our Consolidated Statements of Comprehensive Income.
Letters of Credit
As of December 31, 2014, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through September 2015, are used to collateralize certain obligations to third parties. As of December 31, 2014, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.

Contractual Payment Obligations

Dollars in thousands	Total	2015	2016 & 2017	2018 & 2019	2020 & Beyond
Long-term debt and other	$956,250	$169,390	$28,140	$18,750	$739,970
Contractual interest on long-term debt	203,813	38,625	77,250	38,625	49,313
Capital lease obligations(1)	16,000	11,475	3,921	502	102
Operating lease obligations(1)	72,999	18,527	24,807	21,493	8,172
Purchase obligations(1)(2)	61,971	57,758	4,213	—	—
Asset retirement obligations	13,576	—	—	—	13,576
Content agreement obligations(1)	476,072	416,683	59,389	—	—
Retailer revenue share obligations(1)	6,627	3,196	3,268	163	—
Total(3)	$1,807,308	$715,654	$200,988	$79,533	$811,133

(1)	See Note 17: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(2)
Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Outerwall, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Outerwall will pay NCR the difference between such aggregate amount and $25.0 million. As of December 31, 2014, the remaining commitment is $15.8 million under this agreement.

(3)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2014, we had $4.6 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements
Other than certain contractual arrangements listed above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For additional information see Note 17: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
Inflation
We believe that the impact of inflation was minimal on our business in 2014, 2013 and 2012.
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

Content Library
Content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content primarily through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. For purchased content that we expect to sell at the end of its useful life, we determine an estimated salvage value. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. Amortization charges are derived utilizing rental curves based on historical performance of movies and games over their useful lives and recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.
Goodwill
Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 4: Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements.

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
During the fourth quarter of 2013, we discontinued three new venture concepts, Rubi, Crisp Market and Star Studio. During the second quarter of 2013 we discontinued our Orango concept. As a result of the decision to discontinue the four concepts, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, as of December 31, 2013, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. In the event of a tax position where it would not be more likely than not that a tax benefit would be sustained, no tax benefit would be recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 11: Income Taxes From Continuing Operations in our Notes to Consolidated Financial Statements.
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

Accounting Pronouncements Not Yet Effective
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as either a:

•	Component of an entity, or group of components, that

◦	has been disposed of, meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off; and

◦	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or a

•	Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.
We are currently evaluating the impact of ASU 2014-08, which is effective for us in our fiscal year beginning on January 1, 2015.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, which is effective for us in our fiscal year beginning January 1, 2017.
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
We are currently evaluating the impact of ASU 2014-15, which is effective for us in our fiscal year beginning January 1, 2016.
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
Based on the principal balance of our outstanding term loans of $146.3 million as of December 31, 2014, an increase or decrease of one percentage point in the interest rate over the next year would increase or decrease our annual interest expense by approximately $1.5 million, before tax benefits.
Foreign Exchange Rate Fluctuation
We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, and Canada.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2014 is as follows:

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$600,369	$549,170	$552,864	$600,600
Income from continuing operations before income taxes	$37,962	$27,347	$29,731	$72,094
Income tax expense	(14,076)	(5,537)	(11,841)	(28,294)
Income from continuing operations	23,886	21,810	17,890	43,800
Loss from discontinued operations, net of tax	(711)	(57)	—	—
Net income	$23,175	$21,753	$17,890	$43,800
Basic earnings per share from continuing operations	$1.00	$1.12	$0.95	$2.38
Basic loss per share from discontinued operations	(0.03)	—	—	—
Basic earnings per share	$0.97	$1.12	$0.95	$2.38
Diluted income per share from continuing operations	$0.96	$1.08	$0.93	$2.35
Diluted loss per share from discontinued operations	(0.02)	—	—	—
Diluted earnings per share	$0.94	$1.08	$0.93	$2.35
Shares used in basic per share calculations	23,944	19,541	18,798	18,412
Shares used in diluted per share calculations	24,775	20,181	19,147	18,660

2013 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$573,307	$553,050	$586,539	$593,705
Income from continuing operations before income taxes	$44,162	$53,495	$102,324	$42,587
Income tax benefit (expense)	(16,155)	(3,082)	(15,529)	289
Income from continuing operations	28,007	50,413	86,795	42,876
Loss from discontinued operations, net of tax	(5,403)	(3,556)	(4,139)	(20,201)
Net income(1)	$22,604	$46,857	$82,656	$22,675
Basic earnings per share from continuing operations	$1.02	$1.84	$3.19	$1.61
Basic loss per share from discontinued operations	(0.20)	(0.13)	(0.16)	(0.76)
Basic earnings per share	$0.82	$1.71	$3.03	$0.85
Diluted earnings per share from continuing operations	$0.97	$1.77	$3.10	$1.55
Diluted loss per share from discontinued operations	(0.19)	(0.13)	(0.15)	(0.73)
Diluted earnings per share	$0.78	$1.64	$2.95	$0.82
Shares used in basic per share calculations	27,493	27,438	27,244	26,696
Shares used in diluted per share calculations	28,937	28,537	28,016	27,598

(1)	Net income in the third quarter of 2013 includes a $68.4 million gain on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited the accompanying consolidated balance sheets of Outerwall Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outerwall Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, the Company elected to change its method of accounting for content library amortization in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outerwall Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 5, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Seattle, Washington
February 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited Outerwall Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Outerwall Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Outerwall Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outerwall Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 5, 2015 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Seattle, Washington
February 5, 2015

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$242,696	$371,437
Accounts receivable, net of allowances of $2,223 and $1,826	48,590	50,296
Content library	180,121	199,868
Prepaid expenses and other current assets	39,837	84,709
Total current assets	511,244	706,310
Property and equipment, net	428,468	520,865
Deferred income taxes	11,378	6,443
Goodwill and other intangible assets, net	623,998	638,690
Other long-term assets	8,231	19,075
Total assets	$1,583,319	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$168,633	$236,018
Accrued payable to retailers	126,290	134,140
Other accrued liabilities	137,126	134,127
Current portion of long-term debt and other long-term liabilities	20,416	103,889
Deferred income taxes	21,432	23,143
Total current liabilities	473,897	631,317
Long-term debt and other long-term liabilities (Note 7)	973,669	681,403
Deferred income taxes	38,375	58,528
Total liabilities	1,485,941	1,371,248
Commitments and contingencies (Note 17)
Debt conversion feature	—	1,446
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,600,166 and 36,356,357 shares issued;
18,926,242 and 26,150,900 shares outstanding;	473,592	482,481
Treasury stock	(996,293)	(476,796)
Retained earnings	620,389	513,771
Accumulated other comprehensive loss	(310)	(767)
Total stockholders’ equity	97,378	518,689
Total liabilities and stockholders’ equity	$1,583,319	$1,891,383

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenue	$2,303,003	$2,306,601	$2,199,884
Expenses:
Direct operating(1)	1,601,748	1,575,277	1,498,819
Marketing	38,240	32,402	25,979
Research and development	13,047	13,084	6,757
General and administrative	191,721	221,776	204,519
Depreciation and other	195,178	192,161	179,027
Amortization of intangible assets	14,692	10,933	5,378
Total expenses	2,054,626	2,045,633	1,920,479
Operating income	248,377	260,968	279,405
Other income (expense), net:
Income (loss) from equity method investments, net (Note 5)	(28,734)	19,928	(5,184)
Interest expense, net	(47,636)	(32,801)	(15,648)
Other, net	(4,873)	(5,527)	(180)
Total other income (expense), net	(81,243)	(18,400)	(21,012)
Income from continuing operations before income taxes	167,134	242,568	258,393
Income tax expense	(59,748)	(34,477)	(97,941)
Income from continuing operations	107,386	208,091	160,452
Loss from discontinued operations, net of tax (Note 12)	(768)	(33,299)	(10,222)
Net income	106,618	174,792	150,230
Foreign currency translation adjustment(2)	457	856	1,048
Comprehensive income	$107,075	$175,648	$151,278
Basic earnings (loss) per share:
Continuing operations	$5.32	$7.65	$5.30
Discontinued operations	(0.04)	(1.23)	(0.34)
Basic earnings per share	$5.28	$6.42	$4.96
Diluted earnings (loss) per share:
Continuing operations	$5.19	$7.33	$4.99
Discontinued operations	(0.04)	(1.17)	(0.32)
Diluted earnings per share	$5.15	$6.16	$4.67
Weighted average shares used in basic per share calculations	20,192	27,216	30,305
Weighted average shares used in diluted per share calculations (Note 13)	20,699	28,381	32,174

(1)	“Direct operating” excludes depreciation and other of $128.8 million, $130.3 million and $127.2 million for 2014, 2013 and 2012, respectively.

(2)	Foreign currency translation adjustment had no tax effect in 2014, 2013 and 2012.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated Other Comprehensive Loss
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
BALANCE, December 31, 2011	30,879,778	$481,249	$(153,425)	$188,749	$(2,671)	$513,902
Proceeds from exercise of stock options, net	381,468	8,263	—	—	—	8,263
Adjustments related to tax withholding for share-based compensation	(61,362)	(3,671)	—	—	—	(3,671)
Share-based payments expense	225,445	19,362	—	—	—	19,362
Excess tax benefit on share-based compensation expense	—	5,418	—	—	—	5,418
Repurchases of common stock	(2,799,115)	—	(139,724)	—	—	(139,724)
Convertible debt-conversion option	109	(5,740)	—	—	—	(5,740)
Net income	—	—	—	150,230	—	150,230
Foreign currency translation adjustment(1)	—	—	—	—	1,048	1,048
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of stock options, net	411,902	12,655	—	—	—	12,655
Adjustments related to tax withholding for share-based compensation	(76,401)	(4,195)	—	—	—	(4,195)
Share-based payments expense	223,173	16,831	—	—	—	16,831
Excess tax benefit on share-based compensation expense	—	3,287	—	—	—	3,287
Repurchases of common stock	(3,306,433)	—	(195,004)	—	—	(195,004)
Repurchase and conversion of callable convertible debt, net of tax	272,336	(49,532)	11,357	—	—	(38,175)
Debt conversion feature	—	(1,446)	—	—	—	(1,446)
Net income	—	—	—	174,792	—	174,792
Foreign currency translation adjustment(1)	—	—	—	—	856	856
BALANCE, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689
Proceeds from exercise of stock options, net	103,260	3,735	—	—	—	3,735
Adjustments related to tax withholding for share-based compensation	(61,543)	(4,255)	—	—	—	(4,255)
Share-based payments expense	227,092	13,036	1,388	—	—	14,424
Excess tax benefit on share-based compensation expense	—	1,920	—	—	—	1,920
Repurchases of common stock	(7,925,227)	—	(545,140)	—	—	(545,140)
Repurchase and conversion of callable convertible debt, net of tax	431,760	(24,771)	24,255	—	—	(516)
Adjustment and settlement of debt conversion feature classified as temporary equity	—	1,446	—	—	—	1,446
Net income	—	—	—	106,618	—	106,618
Foreign currency translation adjustment(1)	—	—	—	—	457	457
BALANCE, December 31, 2014	18,926,242	$473,592	$(996,293)	$620,389	$(310)	$97,378

(1)	Foreign currency translation adjustment has no tax effect for the years ended December 31, 2014, 2013, and 2012.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income	$106,618	$174,792	$150,230
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	195,162	193,700	179,147
Amortization of intangible assets	14,692	10,933	5,378
Share-based payments expense	13,384	16,831	19,362
Windfall excess tax benefits related to share-based payments	(1,964)	(3,698)	(5,740)
Deferred income taxes	(22,611)	(10,933)	87,573
Impairment expense	—	32,732	—
(Income) loss from equity method investments, net	28,734	(19,928)	5,184
Amortization of deferred financing fees and debt discount	4,116	6,394	9,235
Loss from early extinguishment of debt	2,018	6,013	953
Other	(1,750)	(2,039)	(5,053)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	8,671	7,978	(17,061)
Content library	19,747	(22,459)	(30,693)
Prepaid expenses and other current assets	44,282	(50,542)	(6,963)
Other assets	1,702	230	858
Accounts payable	(68,912)	1,491	60,104
Accrued payable to retailers	(6,847)	(4,088)	10,461
Other accrued liabilities	1,309	(9,573)	2,787
Net cash flows from operating activities(1)	338,351	327,834	465,762
Investing Activities:
Purchases of property and equipment	(97,924)	(161,412)	(209,910)
Proceeds from sale of property and equipment	1,977	13,344	1,131
Acquisition of ecoATM, net of cash acquired	—	(244,036)	—
Receipt of note receivable principal	—	22,913	—
Acquisition of NCR DVD kiosk business	—	—	(100,000)
Cash paid for equity investments	(24,500)	(28,000)	(39,727)
Extinguishment payment received from equity investment	5,000	—	—
Net cash flows used in investing activities(1)	(115,447)	(397,191)	(348,506)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	343,769	—
Proceeds from new borrowing on Credit Facility	642,000	400,000	—
Principal payments on Credit Facility	(680,125)	(215,313)	(10,938)
Financing costs associated with Credit Facility and senior unsecured notes(2)	(2,911)	(2,203)	—
Settlement and conversion of convertible debt	(51,149)	(172,211)	(20,575)
Repurchases of common stock(3)	(545,091)	(195,004)	(139,724)
Principal payments on capital lease obligations and other debt	(13,996)	(14,834)	(16,392)
Windfall excess tax benefits related to share-based payments	1,964	3,698	5,740
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(520)	8,460	4,592
Net cash flows from (used in) financing activities(1)	$(354,328)	$156,362	$(177,297)

	Year Ended December 31,
	2014	2013	2012
Effect of exchange rate changes on cash	$2,683	$1,538	$1,080
Increase (decrease) in cash and cash equivalents	(128,741)	88,543	(58,961)
Cash and cash equivalents:
Beginning of period	371,437	282,894	341,855
End of period	$242,696	$371,437	$282,894

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,614	$20,699	$13,112
Cash paid during the period for income taxes, net	$36,777	$55,989	$9,211
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$8,198	$7,408	$19,174
Purchases of property and equipment included in ending accounts payable	$8,255	$6,656	$25,706
Non-cash gain included in equity investments	$—	$68,376	$—
Common stock issued on conversion of callable convertible debt, net of tax	$24,255	$14,292	$—
Non-cash debt issue costs(3)	$4,500	$6,231	$—

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

(2)
Total financing costs associated with the Credit Facility and senior unsecured notes issued in the second quarter of 2014 were $8.2 million composed of non-cash debt issue costs of $4.5 million recorded as debt discount associated with our issuance of $300.0 million senior unsecured notes due 2021, $1.5 million in deferred financing fees associated with the senior unsecured notes, and $2.2 million in deferred financing fees associated with the refinancing of our credit facility. The cash payments for financing costs associated with the Credit Facility and senior unsecured notes in 2014 were $2.9 million. The remaining accrued balance of the total financing cost as of December 31, 2014 was $0.8 million.

(3)
The total cost of repurchases of common stock in 2014 was $545.1 million, which includes $3.7 million in fees and expenses relating to the tender offer recorded as part of the cost of treasury stock in our Consolidated Balance Sheets. The cash payments for the tender offer fees in 2014 were $3.7 million.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2014, 2013, 2012
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
On July 23, 2013 we acquired the remaining 77.0% equity interest in our ecoATM business which provides an automated self-service kiosk system to purchase used mobile phones, tablets and MP3 players for cash. We paid $262.9 million in cash and the primary assets received included property and equipment of $23.2 million, identified intangible assets of $41.4 million and goodwill of $264.2 million, which is not deductible for tax purposes. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices. Since the acquisition date, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment. See Note 14: Business Segments and Enterprise-Wide Information for more information. The majority of our New Ventures kiosks are those of our ecoATM business.
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of December 31, 2014, are as follows:

	Kiosks	Locations
Redbox	43,680	36,140
Coinstar	21,340	20,250
New Ventures	1,980	1,750
Total	67,000	58,140
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $242.7 million and $371.4 million at December 31, 2014, and December 31, 2013, respectively. Of this total, cash equivalents were $0.9 million and $65.8 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at December 31, 2014, and December 31, 2013, were $81.7 million and $85.5 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at December 31, 2014, and December 31, 2013, were $66.5 million and $199.0 million, respectively in cash and cash equivalents held in financial institutions domestically and $11.6 million and $15.2 million, respectively in cash and cash equivalents held in foreign financial institutions.
Accounts Receivable
Accounts receivable represents receivables, net of allowances for doubtful accounts. The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on historical experience and other currently available information. When a specific account is deemed uncollectible, the account is written off against the allowance. Amounts expensed for uncollectible accounts and amounts charged against the allowance were immaterial in all periods presented.
Content Library
Content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content primarily through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. The cost of content mainly includes the cost of the movies and video games, labor, overhead, freight, and studio revenue sharing expenses. The content purchases are capitalized and amortized to their estimated salvage value as a component of direct operating expenses over the usage period. For purchased content that we expect to sell at the end of its useful life, we determine an estimated salvage value. Content salvage values are estimated based on the amounts that we have historically recovered on disposal. For licensed content that we do not expect to sell, no salvage value is provided. The useful lives and salvage value of our content library are periodically reviewed and evaluated. Amortization charges are derived utilizing rental curves based on historical performance of movies and games over their useful lives and recorded on an accelerated basis, reflecting higher rentals of movies and video games in the first few weeks after release, and substantially all of the amortization expense is recognized within one year of purchase.

In the second quarter of 2013, we completed a review of its content library amortization methodology and updated the methodology in order to add greater precision to product cost amortization. The previous method recognized accelerated amortization of content library costs at a rate faster than the decline in the content library's value due to the recognition of charges in addition to the normal rental curve amortization whenever individual discs were removed from kiosks, a process we define as "thinning". The Company's most recent analysis has shown that its amortization curves can reasonably capture the effect of thinning and therefore eliminates the need for additional charges at the time of thinning and provides a better correlation of costs to revenue. The modified approach to amortizing the cost of the content library is based on updated rental curves, which incorporate thinning estimates, and provides a more systematic method for recognizing the costs of movie and game titles. The Company anticipates that this new method will better align the recognition of costs with the related revenue.
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
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Expenditures that extend the life, increase the capacity, or improve the efficiency of property and equipment are capitalized, while expenditures for repairs and maintenance are expensed as incurred. Depreciation is recognized using the straight-line method over the following approximate useful lives:

Useful Life
Coin-counting kiosks and components	2 - 10 years
Redbox kiosks and components	3 - 5 years
ecoATM kiosk and components	5 years
Computers and software	3 - 5 years
Office furniture and equipment	5 - 7 years
Leased vehicles	3 - 6 years
Leasehold improvements (shorter of life of asset or remaining lease term)	1 - 11 years
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
Intangible Assets Subject to Amortization
Our intangible assets subject to amortization are primarily composed of developed technology and retailer relationships acquired in connection with our acquisitions. We used expectations of future cash flows, with appropriate discount rates based on the stage of the enterprise acquired, to estimate the fair value of our intangible assets. We amortize our intangible assets on a straight-line basis over their expected useful lives.

Goodwill
Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. For additional information see Note 4: Goodwill and Other Intangible Assets.
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
During the fourth quarter of 2013, we discontinued three new venture concepts, RubiTM, Crisp MarketTM and Star StudioTM. During the second quarter of 2013 we discontinued our OrangoTM concept. As a result of the decision to discontinue the four concepts, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, as of December 31, 2013, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. See Note 12: Discontinued Operations for additional information.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. In the event of a tax position where it would not be more likely than not that a tax benefit would be sustained, no tax benefit would be recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 11: Income Taxes From Continuing Operations for additional information.
Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, value added) on a net (excluded from revenue) basis.

Convertible Debt
In September 2009, we issued $200.0 million aggregate principal amount of 4% Convertible Senior Notes (the “Convertible Notes”). The Convertible Notes were convertible as of December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. On September 2, 2014, the Convertible Notes matured. In 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in interest expense in our Consolidated Statements of Comprehensive Income.
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
Revenue Recognition
We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured as follows:

•
Redbox - Revenue from movie and video game rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies or video games is recognized at the time of sale. On rental transactions for which the related movie or video game has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. In the fourth quarter of 2014, Redbox launched Redbox Play Pass, a new loyalty program, where customers can earn points redeemable for movie rentals. As customers accumulate points, we defer the estimated fair value of the points earned as deferred revenue (included within other current accrued liabilities).  We deferred $1.5 million as of December 31, 2014.

•
Coinstar - Revenue from a coin-counting transaction, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are counted by our coin-counting kiosks. Our revenue represents the fee charged for coin-counting transactions.

•
New Ventures - Revenue is recognized in our ecoATM business upon the sale and shipment of devices collected at our kiosks to third parties and when the service transaction is complete in our SAMPLEit concept.

Fees Paid to Retailers
Fees paid to retailers relate to the amount we pay our retailers for the benefit of placing our kiosks in their stores and their agreement to provide certain services on our behalf to our consumers. The fee is generally calculated as a percentage of each coin-counting transaction or as a percentage of our net movie or video game rental revenue or a fixed fee and is recorded in our Consolidated Statements of Comprehensive Income within Direct operating expenses. The fee arrangements are based on our negotiations and evaluation of certain factors with the retailers such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, co-op marketing incentives, or other criteria.
Advertising
Advertising costs, which are included as a component of marketing expenses, are expensed as incurred and totaled $13.5 million, $13.7 million and $13.5 million in 2014, 2013 and 2012, respectively.
Research and Development
Costs incurred for research and development activities are expensed as incurred.

Foreign Currency Translation
The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International and Redbox Canada GP, and the Euro for our Coinstar Ireland Limited subsidiary. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using average exchange rates. Transaction gains and losses including on foreign currency intercompany transactions not deemed to be of a long term investment nature are included in Other income (expense), net on our Consolidated Statements of Comprehensive Income. Translation gains and losses, including gains and losses on foreign currency intercompany transactions deemed to be of a long term investment nature, are reported as Accumulated other comprehensive loss in our Consolidated Balance Sheets.
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
We amortize share-based payment expense on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Vesting periods are generally four years. Expense for performance based shares is recognized over the vesting period if and when we conclude that it is probable that the performance condition will be achieved. We reassess the probability of vesting at each reporting period for awards with performance conditions and adjust compensation cost based on our probability assessment.
Shares to be issued upon the exercise of stock options will come from newly issued shares. The expense related to restricted stock granted to movie studios as part of license agreements is adjusted based on the number of unvested shares and market price of our common stock each reporting period.
Share-based payment expense is only recognized on awards that ultimately vest. Therefore, we have reduced the share-based payment expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We review and assess our forfeiture estimates quarterly and update them if necessary. Any changes to accumulated share-based payment expense are recognized in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted. For additional information see Note 9: Share-Based Payments.
Fair Value of Financial Instruments
The carrying amounts for cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Available-for-sale securities are marked to fair value on a quarterly basis. The fair value of our revolving line of credit approximates its carrying amount. For additional information see Note 16: Fair Value.
Reclassifications
During 2014, we reclassified certain deferred fees associated with the issuance of our Senior Notes due 2019 from other long-term assets to long-term debt and other long-term liabilities. We have reclassified these amounts for all periods presented in our Consolidated Balance Sheets.
During 2013, we discontinued four new venture concepts, Rubi, Crisp Market, Orango, and Star Studio. We have reclassified the results of operations of these four ventures to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 12: Discontinued Operations for more information.
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
The impact of the immaterial error on our prior period Consolidated Statements of Cash Flows is presented in the following table:

	2013			2012
Dollars in thousands	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash flows from changes in operating assets and liabilities:
Accounts payable	$(2,252)	$3,743	$1,491	$58,248	$1,856	$60,104
Net cash flows from operating activities	$324,091	$3,743	$327,834	$463,906	$1,856	$465,762
Investing Activities:
Purchases of property and equipment	$(157,669)	$(3,743)	$(161,412)	$(208,054)	$(1,856)	$(209,910)
Net cash flows from investing activities	$(393,448)	$(3,743)	$(397,191)	$(346,650)	$(1,856)	$(348,506)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in ending accounts payable	$12,254	$(5,598)	$6,656	$27,562	$(1,856)	$25,706
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

Accounting Pronouncements Not Yet Adopted
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as either a:

•	Component of an entity, or group of components, that

◦	has been disposed of, meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off; and

◦	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or a

•	Business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.
We are currently evaluating the impact of ASU 2014-08, which is effective for us in our fiscal year beginning on January 1, 2015.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. The amendments in the ASU can be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the update recognized at the date of the initial application along with additional disclosures. We are currently evaluating the impact of ASU 2014-09, including the methods of implementation, which is effective for us in our fiscal year beginning on January 1, 2017.
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
We are currently evaluating the impact of ASU 2014-15, which is effective for us in our fiscal year beginning January 1, 2016.
Note 3: Property and Equipment

	December 31,
Dollars in thousands	2014	2013
Kiosks and components	$1,165,925	$1,105,761
Computers, servers, and software	200,915	226,389
Office furniture and equipment	9,218	7,260
Vehicles	6,234	6,553
Leasehold improvements	29,625	23,198
Property and equipment, at cost	1,411,917	1,369,161
Accumulated depreciation and amortization	(983,449)	(848,296)
Property and equipment, net	$428,468	$520,865

Note 4: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands	December 31,
	2014	2013
Goodwill	$559,307	$559,307
Goodwill by Segment
The carrying amount of goodwill by segment was as follows:

Dollars in thousands	December 31,
	2014	2013
Redbox	$138,743	$138,743
Coinstar	156,351	156,351
New Ventures	264,213	264,213
Total goodwill	$559,307	$559,307
We elected to by-pass the qualitative assessment and performed the annual goodwill impairment test based on a quantitative analysis as of November 30, 2014. We estimated the fair value of our goodwill bearing reporting units using both the income and market approaches. Our estimates of fair value can change significantly based on factors such as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit exceeded its respective carrying value in the first step of the goodwill impairment test it was not necessary to proceed to the second step and there was no goodwill impairment in 2014.
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization	December 31,
	Period	2014	2013
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(23,200)	(17,768)
Retailer relationships, net		30,095	35,527
Developed technology	5 years	34,000	34,000
Accumulated amortization		(9,633)	(2,833)
Developed technology, net		24,367	31,167
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(6,571)	(4,111)
Other, net		10,229	12,689
Total intangible assets, net		$64,691	$79,383
Amortization expense was as follows:

	Year Ended December 31,
Dollars in thousands	2014	2013	2012
Retailer relationships	$5,432	$6,250	$4,456
Developed technology	6,800	2,833	—
Other	2,460	1,850	922
Total amortization of intangible assets	$14,692	$10,933	$5,378

Assuming no future impairment, the expected future amortization as of December 31, 2014 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
2015	$4,012	$6,800	$2,407	$13,219
2016	4,012	6,800	2,307	13,119
2017	4,012	6,800	2,285	13,097
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
Thereafter	10,035	—	765	10,800
Total expected amortization	$30,095	$24,367	$10,229	$64,691
Note 5: Equity Method Investments and Related Party Transactions
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
On October 19, 2014, the Company and Verizon entered into an agreement whereby we would withdraw from the Joint Venture effective October 20, 2014. Pursuant to the Withdrawal Agreement, all of Redbox’s rights under the Joint Venture’s operating agreement were extinguished for a total payment of $16.8 million made to Redbox and no further capital contributions were required. The $16.8 million payment received was composed of an $11.8 million expense reimbursement payment to satisfy all outstanding amounts due and additional expenses incurred by Redbox inclusive of transition services performed for the Joint Venture to Redbox and a $5.0 million extinguishment payment which is included within Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income.
Other Equity Method Investments
We include our equity method investments within other long-term assets on our Consolidated Balance Sheets. As of December 31, 2014 our $1.5 million investment in SoloHealth, Inc., representing 10% ownership, was our only equity method investment.
Since we acquired ecoATM on July 23, 2013, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our New Ventures segment. See Note 14: Business Segments and Enterprise-Wide Information for more information.

Income (Loss) from Equity Method Investments and Summarized Financial Information
Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Year Ended December 31,
Dollars in thousands	2014	2013	2012
Trademark gain	$—	$—	$19,500
Gain on previously held equity interest in ecoATM	—	68,376	—
Proportionate share of net loss of equity method investees:
Joint Venture	(25,793)	(42,660)	(20,236)
ecoATM and SoloHealth	(530)	(3,313)	(2,179)
Total proportionate share of net loss of equity method investees	(26,323)	(45,973)	(22,415)
Amortization of difference in carrying amount and underlying equity in Joint Venture	(2,411)	(2,475)	(2,269)
Total income (loss) from equity method investments	$(28,734)	$19,928	$(5,184)

A summary of financial information for our equity method investees in the aggregate, as provided to us by the investees, is as follows and includes the balance sheet as of and statement of operations through October 20, 2014, the date of our withdrawal from the Joint Venture, and as of December 31, 2014 and the period ended December 31, 2014 for SoloHealth:

Balance Sheets	October 20,	December 31,
Dollars in thousands	2014(1)	2014(2)	2013
Current assets	$9,095	$3,408	$32,832
Noncurrent assets	$3,053	$20,376	$30,765
Current liabilities	$86,735	$7,321	$46,706
Long-term liabilities	$—	$18,754	$23,905
Redeemable preferred stock	$—	$23,734	$23,542
(1) Represents the Joint Venture only
(2) Represents SoloHealth only

Statement of Operations	Year Ended December 31,
Dollars in thousands	2014	2013	2012
Revenue	$29,963	$15,824	$2,067
Cost of sales and service	$68,732	$25,092	$10,716
Net loss and loss from continuing operations	$140,919	$134,911	$58,510
Related Party Transactions
At December 31, 2013, included within accounts receivable, net of allowance, on our Consolidated Balance Sheets, was $5.9 million due from the Joint Venture related to costs incurred by Redbox on behalf of the Joint Venture during the normal course of business. There were no amounts due as of December 31, 2014.

Note 6: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets

	December 31,
Dollars in thousands	2014	2013
Spare parts	$13,643	$18,975
Licenses	5,881	4,568
Electronic devices inventory	5,259	3,529
Prepaid rent	1,446	1,302
DVD cases and labels	1,330	2,596
Income taxes receivable	113	37,466
Other	12,165	16,273
Total prepaid and other current assets	$39,837	$84,709

Other accrued liabilities

	December 31,
Dollars in thousands	2014	2013
Payroll related expenses	$33,343	$33,852
Accrued content library expense	23,226	21,602
Business taxes	21,629	22,939
Insurance	9,615	13,379
Deferred revenue	6,995	4,323
Accrued interest expense	6,974	7,015
Deferred rent expense	6,162	5,713
Service contract provider expenses	4,191	8,134
Other	24,991	17,170
Total other accrued liabilities	$137,126	$134,127

Note 7: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	145,915	$160,000	947,467	$15,391	$13,576	$17,651	$994,085
Less: current portion	—	—	(9,390)	—	(9,390)	(11,026)	—	—	(20,416)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077	$4,365	$13,576	$17,651	$973,669

Unamortized deferred financing fees(1)	$649	$1,372	$—	$2,965	$4,986				$4,986

	Debt					Other Liabilities			Total
	Senior Unsecured Notes due 2019	Credit Facility		Convertible Notes	Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands		Term Loans	Revolving Line of Credit
As of December 31, 2013:
Principal	$350,000	$344,375	$—	$51,148	$745,523
Discount	(5,317)	—	—	(1,446)	(6,763)
Total	344,683	344,375	$—	49,702	738,760	$21,361	$13,086	$12,085	$785,292
Less: current portion	—	(42,187)	—	(49,702)	(91,889)	(11,997)	—	(3)	(103,889)
Total long-term portion	$344,683	$302,188	$—	$—	$646,871	$9,364	$13,086	$12,082	$681,403

Unamortized deferred financing fees(1)	$832	$1,259	$2,749	$186	$5,026				$5,026
(1)Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.

Interest Expense

Dollars in thousands	Year Ended December 31,
	2014	2013	2012
Cash interest expense	$41,562	$25,289	$12,833
Non-cash interest expense:
Amortization of debt discount	2,606	4,674	7,109
Amortization of deferred financing fees	1,510	1,720	2,126
Other	—	(550)	(2,700)
Total non-cash interest expense	4,116	5,844	6,535
Total cash and non-cash interest expense	45,678	31,133	19,368
Loss from early extinguishment of debt	2,018	6,013	953
Total interest expense	$47,696	$37,146	$20,321
Senior Unsecured Notes Due 2019
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the Senior Notes due 2019. As of December 31, 2014, we were in compliance with the covenants of the related indenture.
Senior Unsecured Notes Due 2021
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the Senior Notes due 2021.
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

•
We may also redeem some or all of the Senior Notes due 2021 before June 15, 2017 at a redemption price of 100.000% of the principal amount, plus accrued and unpaid interest and additional interest, if any, to the redemption date, plus an applicable “make-whole” premium.

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
The terms of the Senior Notes due 2021 restrict our ability and the ability of certain of our subsidiaries to, among other things: incur additional indebtedness; create liens; pay dividends or make distributions in respect of capital stock; purchase or redeem capital stock; make investments or certain other restricted payments; sell assets; enter into transactions with stockholders or affiliates; or effect a consolidation or merger. However, these and other limitations set forth in the related indenture will be subject to a number of important qualifications and exceptions.
The indenture related to the Senior Notes due 2021 provides for customary events of default which include (subject in certain cases to grace and cure periods), among others: nonpayment of principal or interest or premium; breach of covenants or other agreements in the indenture; defaults in failure to pay certain other indebtedness; the failure to pay certain final judgments; the invalidity of certain of the Subsidiary Guarantors’ guarantees; and certain events of bankruptcy, insolvency or reorganization. Generally, if an event of default occurs and is continuing under the indenture, either the trustee or the holders of at least 25% in aggregate principal amount then outstanding may declare the principal amount plus accrued and unpaid interest to be immediately due and payable. As of December 31, 2014, we were in compliance with the covenants of the related indenture.
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
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the "Credit Facility"). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto. The credit facility provided under the previous credit agreement was replaced by the Credit Facility. As a result of this refinancing activity, in the six months ended June 30, 2014, we recorded a loss on the extinguishment of the previous credit agreement of $1.7 million for certain previously capitalized and unamortized debt issuance costs. The loss on extinguishment is recorded within Interest expense, net in our Consolidated Statements of Comprehensive Income.

The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”).
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
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
2015	$9,376
2016	13,126
2017	15,000
2018	18,750
2019	89,998
Total	$146,250

The Revolving Line matures on June 24, 2019, at which time all outstanding borrowings must be repaid and all outstanding letters of credit must have been terminated or cash collateralized. The maturity date of the borrowings under the Credit Facility may be accelerated to December 18, 2018 if our senior unsecured notes due 2019 remain outstanding on or after such date. We may prepay amounts borrowed under the Term Loan without premium or penalty (other than breakage costs in the case of borrowings made with the LIBOR/Eurocurrency Rate), but amounts prepaid may not be re-borrowed.
The Amended and Restated Credit Agreement contains events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgments, cross defaults to certain other indebtedness, and events constituting a change of control. The occurrence of an event of default will increase the applicable rate of interest and could result in the acceleration of our obligations under the Credit Facilities and the obligations of any or all of the Guarantors to pay the full amount of our (or any Foreign Borrower’s) obligations under the Credit Facility.
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. As of December 31, 2014, the interest rate on amounts outstanding under the Credit Facility was 1.92% and we were in compliance with the covenants of the Credit Facility.

Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The aggregate outstanding principal was $51.1 million at December 31, 2013.
The Convertible Notes were convertible as of December 31, 2013 and the debt conversion feature was classified as temporary equity on our Consolidated Balance Sheets. In 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in Interest expense, net in our Consolidated Statements of Comprehensive Income.
Asset Retirement Obligation
We have entered into agreements with our partners to place kiosks in their stores. Upon contract terminations, we are obligated to remove the kiosks from the store locations and, accordingly, we recognize the estimated fair value of the liability under the long-term section of our liabilities in our Consolidated Balance Sheets.
Other Long-Term Liabilities
Included in other long-term liabilities were primarily tenant improvements related to our office building renovation in Oakbrook Terrace, Illinois; Bellevue, Washington; and San Diego, California as well as the related unrecognized tax benefits as follows:

Dollars in thousands	December 31,
	2014	2013
Tenant improvement and deferred rent and other	$13,013	$9,301
Unrecognized tax benefit	4,638	2,781
Total other long-term liabilities	$17,651	$12,082
Note 8: Repurchases of Common Stock
Board Authorization
On January 30, 2014, our Board of Directors approved an additional stock repurchase program of up to $500.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. The Board also authorized a tender offer for up to $350.0 million with the option to increase the tender by up to 2% of outstanding shares. The tender offer expired on March 7, 2014.

Repurchases
Repurchased shares become a part of treasury stock. The shares tendered for tax withholding on vesting of restricted stock awards do not impact the repurchase program approved by our Board. The following tables present a summary of our 2014 authorized stock repurchase balance and repurchases made during the past three years:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2014(1)	$201,291
Additional board authorization(1)	500,000
Proceeds from the exercise of stock options	3,735
Repurchase of common stock from open market	(170,582)
Repurchase from tender offer(2)	(370,789)
Authorized repurchase - as of December 31, 2014(1)	$163,655

Repurchases made in the year ended December 31,	Number of Shares Repurchased	Average Price per Share (in dollars)	Total Purchase Price (in thousands)
2014
Tender offer(2)	5,291,701	$70.07	$370,789
Open market	2,633,526	$64.77	170,582
Total 2014	7,925,227	$68.31	541,371
2013	3,306,433	$58.98	195,004
2012	2,799,115	$49.92	139,724
Total	14,030,775	$62.44	$876,099

(1)
In addition to these amounts, the repurchase program approved by our Board of Directors allows for the use of cash proceeds received from the exercise of stock options by our officers, directors, and employees.

(2)
Fees and expenses totaling $3.7 million associated with the tender offer do not impact the repurchase program approved by our Board, are excluded from the total purchase price shown here and were recorded as part of the cost of treasury stock in our Consolidated Balance Sheets.

Credit Facility Requirements
Under our Credit Facility, we are permitted to repurchase shares of our common stock without limitation, provided that we are in compliance with certain covenants required under the terms of the Credit Facility. See Note 7: Debt and Other Long-Term Liabilities for additional information about the terms of the Credit Facility.
Note 9: Share-Based Payments
We currently grant share-based awards to our employees, non-employee directors and consultants under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
The following is the summary of grant information:

Shares in thousands	December 31, 2014
Unissued common stock reserved for issuance under all plans	1,219
Shares available for future grants	1,090

Certain information regarding our share-based payments is as follows:

	Year Ended December 31,
Dollars in thousands except per share data	2014	2013	2012
Share-based payments expense:
Share-based compensation - stock options	$803	$1,566	$2,654
Share-based compensation - restricted stock	11,214	10,504	10,593
Share-based payments for content arrangements	1,367	4,761	6,115
Total share-based payments expense	$13,384	$16,831	$19,362
Tax benefit on share-based payments expense	$5,134	$6,392	$7,246
Per share weighted average grant date fair value of stock options granted	$—	$53.90	$27.24
Per share weighted average grant date fair value of restricted stock granted	$71.37	$53.94	$55.94
Total intrinsic value of stock options exercised	$3,263	$10,567	$10,509
Grant date fair value of restricted stock vested	$13,036	$12,641	$11,648

	December 31, 2014
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$863	1.8 years
Share-based compensation - restricted stock	20,714	2.1 years
Share-based payments for content arrangements (1)	1,041	0.8 years
Total unrecognized share-based payments expense	$22,618

(1)
Related to 25,000 shares of restricted stock granted to Sony in connection with extending our existing content license agreement. The unrecognized expense associated with these vested shares is recognized over the agreement term.

Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2014:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2013	248	$45.72
Granted	—	$—
Exercised	(103)	$36.17
Canceled, expired, or forfeited	(17)	$52.04
Outstanding, December 31, 2014	128	$52.59
Certain information regarding stock options outstanding as of December 31, 2014, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	128	58
Weighted average per share exercise price	$52.59	$51.48
Aggregate intrinsic value	$2,904	$1,384
Weighted average remaining contractual term (in years)	7.31	6.79
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
Awards of performance-based restricted stock made prior to 2013, once earned, vest in equal installments over three years from the date of grant. Awards of performance-based restricted stock made in and subsequent to 2013, once earned, vest in two installments over three years from the date of grant (65% of the award vests two years from the date of grant and the remaining 35% of the award vests three years from the date of grant). The restricted shares require no payment from the grantee. The fair value of performance-based awards is based on achieving specific performance conditions and is recognized over the vesting period if and when we conclude that it is probable that the performance condition will be achieved.
The following table presents a summary of restricted stock award activity for 2014:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2013	597	$52.58
Granted	347	$71.37
Vested	(190)	$50.41
Forfeited	(145)	$59.35
Non-vested, December 31, 2014	609	$62.35

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
Information related to the shares of restricted stock granted as part of these agreements as of December 31, 2014, is as follows:

Whole shares	Granted	Vested	Unvested	Remaining Vesting Period
Sony (1)	218,348	218,348	—	N/A
Paramount (2)	300,000	255,000	45,000	one day
Total	518,348	473,348	45,000

(1)	Includes 25,000 shares granted and fully vested in 2014 due to one-year contract extension executed in 2014.

(2)	Vested on January 1, 2015.
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The fair value of the original and replacement awards amounted to $32.1 million, of which $1.4 million was attributed to pre-combination services rendered and included in the calculation of total consideration transferred. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards will be recognized net of forfeitures, and cash payments will be made, in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $13.3 million and $8.7 million in expense associated with the issuance of rights to receive cash for the twelve months ended December 31, 2014 and 2013, respectively. The expected future recognition of expense associated with the rights to receive cash as of December 31, 2014 is as follows:

Dollars in thousands	Expected Expense
2015	$4,588
2016	2,953
2017	513
Remaining total expected expense	$8,054

Note 10: Restructuring
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the plan, we discontinued the Rubi, Crisp Market, and Star Studio concepts in our New Ventures operating segment (see Note 12: Discontinued Operations for further information). Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company. The closure of all discontinued ventures and the workforce reductions were completed in 2014 and we expect no further restructuring charges.
The detail of restructuring charges incurred by reportable segment (on an allocated basis) and expense type is as follows:

Dollars in thousands	Cumulative as of December 31, 2014	Year Ended December 31, 2014	Year Ended December 31, 2013
Redbox
Severance	$4,306	$535	$3,771
Coinstar
Severance	747	23	724
Discontinued Operations
Severance	1,026	155	871
Other	1,873	435	1,438
Total	$7,952	$1,148	$6,804
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance	Other
Beginning balance - January 1, 2013	$—	$—
Costs charged to expense	5,366	1,438
Costs paid or otherwise settled	(2,858)	(20)
Balance as of December 31, 2013	2,508	1,418
Costs charged to expense	713	435
Costs paid or otherwise settled	(3,221)	(1,853)
Ending balance - December 31, 2014	$—	$—
The line items in our Consolidated Statements of Comprehensive Income in which the expenses are recorded are as follows:

	Year Ended December 31,
	2014		2013
Dollars in thousands	Severance	Other	Severance	Other
Direct operating	$410	$—	$—	$—
General and administrative	148	—	4,495	—
Loss from discontinued operations, net of tax	155	435	871	1,438
Total expense	$713	$435	$5,366	$1,438

Note 11: Income Taxes From Continuing Operations
Components of Income Taxes
The components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Dollars in thousands	2014	2013	2012
U.S. operations	$186,976	$258,665	$262,695
Foreign operations	(19,842)	(16,097)	(4,302)
Total income from continuing operations before income taxes	$167,134	$242,568	$258,393
Components of Income Tax Expense
The components of income tax expense from continuing operations were as follows:

	Year Ended December 31,
Dollars in thousands	2014	2013	2012
Current:
U.S. Federal	$69,561	$39,272	$—
State and local	12,383	10,159	4,142
Foreign	415	(424)	7
Total current	82,359	49,007	4,149
Deferred:
U.S. Federal	(17,167)	(4,169)	87,375
State and local	241	(5,726)	7,938
Foreign	(5,685)	(4,635)	(1,521)
Total deferred	(22,611)	(14,530)	93,792
Total income tax expense	$59,748	$34,477	$97,941
Rate Reconciliation
The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
U.S Federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.6	4.2	4.0
Federal and state credits	(1.2)	(0.9)	(0.8)
Domestic production activities deduction	(4.1)	(0.6)	—
Recognition of outside basis differences	(1.2)	(16.7)	—
ecoATM option payments	1.6	0.7	—
Valuation allowance	—	2.4	—
Acquisition of ecoATM	—	(10.0)	—
Other	1.0	0.1	(0.3)
Effective tax rate	35.7%	14.2%	37.9%
Our effective tax rate for the year ended December 31, 2014 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes, offset partially by the Domestic Production Activities Deduction, which we are entitled to based on our domestic production activities.

Our effective tax rate for the year ended December 31, 2013 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the following items:

•	During the fourth quarter of 2013, we reported a $16.7 million tax benefit related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary.

•	During the third quarter of 2013, we reported a $24.3 million tax benefit related to the non-taxable gain upon the re-measurement of our previously held equity interest in ecoATM.

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

The combined impact of these three items was a 24.3 percentage point reduction in the effective tax rate for the year ended December 31, 2013. In addition, our 2013 effective tax rate was increased by state income taxes, offset partially by the Domestic Production Activities Deduction.
Our effective tax rate for the year ended December 31, 2012 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes.
We did not provide for U.S. income taxes on certain undistributed earnings of foreign operations that were considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $18.8 million.
Unrecognized Tax Benefits
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Dollars in thousands	Year Ended December 31,
	2014	2013	2012
Balance, beginning of the year	$2,781	$2,383	$2,455
Additions based on tax positions related to the current year	1,836	824	—
Additions for tax positions related to prior years	806	18	251
Reductions for tax positions related to prior years	—	(257)	(71)
Reductions from lapse of applicable statute of limitations	(784)	(49)	(252)
Settlements	—	(138)	—
Balance, end of year	$4,639	$2,781	$2,383
We recognize interest and penalties, if any, related to income tax matters in Income tax expense. As of December 31, 2014 we accrued interest of $0.1 million. It was not necessary to accrue interest in 2013 or 2012 or accrue for penalties in any period presented.
Tax Years Open for Examination
As of December 31, 2014 for our major tax jurisdictions, the years 2011 through 2013 were open for examination by U.S. Federal and most state tax authorities. Additionally, the years 1998 through 2010 are subject to examination, to the extent that net operating loss and income tax credit carryforwards from those years were utilized in 2010 and later years.
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

Significant components of our deferred tax assets and liabilities and the net increase (decrease) in the valuation allowance were as follows:

Dollars in thousands	December 31,
	2014	2013
Deferred tax assets:
Income tax loss carryforwards	$5,690	$7,347
Capital loss carryforwards	5,930	5,917
Credit carryforwards	2,929	2,289
Accrued liabilities and allowances	22,652	14,929
Stock-based compensation	11,901	12,547
Intangible assets	17,166	17,252
Investment basis	—	3,968
Other	3,776	2,148
Gross deferred tax assets	70,044	66,397
Less: Valuation Allowance	(6,898)	(6,898)
Total deferred tax assets	63,146	59,499
Deferred tax liabilities:
Property and equipment	(68,417)	(93,407)
Product costs	(43,140)	(40,757)
Convertible debt interest	—	(552)
Total deferred tax liabilities	(111,557)	(134,716)
Net deferred tax liabilities	$(48,411)	$(75,217)
Change in Valuation Allowance

Dollars in thousands	Year Ended December 31,
	2014	2013	2012
Increase in valuation allowance	$—	$6,898	$—
Deferred Tax Assets Relating to Income Tax Loss Carryforwards
Our deferred tax assets relating to income tax loss carryforwards and expiration periods are summarized as follows:

Dollars in thousands	December 31, 2014
	Federal	State	Foreign
Net operating loss carryforwards	$257	$36,457	$16,448
Deferred tax assets related to net operating loss carryforwards	$90	$1,286	$4,314
Years that net operating loss carryforwards will expire between	2029 to 2034	2019 and 2034	2033 and 2035
Based upon our projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.
U.S. State Tax Credits and Expiration Periods
The following table shows our U.S. state tax credits and related expiration periods. Based upon our projections for future taxable income, we believe it is more likely than not that we will realize the benefits of these credits prior to their expiration.

Dollars in thousands	December 31, 2014
	Amount	Expiration
U.S state tax credits:
Illinois state tax credits	$3,388	2016 to 2017
California U.S. state tax credits	1,118	Do not expire
Total U.S. state tax credits	$4,506

Note 12: Discontinued Operations
Discontinuation of Certain New Ventures
During 2013, we discontinued four new venture concepts; Rubi, Crisp Market, Orango, and Star Studio. As a result, for each concept we estimated the fair value of assets held utilizing a cash flow approach. For each of the concepts and for certain shared service assets used for the new ventures, we estimated the fair value of the assets was zero and recorded impairment charges for each concept. Total asset impairment charges related to the concepts and relevant shared service assets were recorded in 2013 as follows:

Dollars in thousands	Impairment Expense
Rubi	$21,317
Orango	5,551
Crisp Market	289
Star Studio	2,786
Corporate assets utilized for discontinued concepts	2,789
Total impairment expense	$32,732
We completed the wind-down process of all discontinued ventures in 2014. The results of the discontinued ventures and associated impairment and restructuring charges, net of tax, are recorded within Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income (see Note 10: Restructuring). The discontinued concepts did not meet the criteria to be classified as held for sale and accordingly the assets and liabilities are not separately presented in our Consolidated Balance Sheets.
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
The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
Dollars in thousands	2014	2013	2012
Revenue	$100	$4,399	$2,159

Loss from discontinued operations before income tax	$(1,259)	$(54,395)	$(16,647)
Income tax benefit	491	21,096	6,425
Loss from discontinued operations, net of tax	$(768)	$(33,299)	$(10,222)

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
Net income used for calculating basic and diluted EPS is the same for all periods presented. The following table sets forth the computation of shares used for the basic and diluted EPS calculations:

	Year Ended December 31,
In thousands	2014	2013	2012
Weighted average shares used for basic EPS	20,192	27,216	30,305
Dilutive effect of stock options and other share-based awards	277	447	598
Dilutive effect of convertible debt	230	718	1,271
Weighted average shares used for diluted EPS	20,699	28,381	32,174
Stock options and share-based awards not included in diluted EPS calculation because their effect would be antidilutive	12	14	139
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
During the year ended December 31, 2013, we discontinued the Rubi, Crisp Market, Orango and Star Studio concepts and accordingly their results of operations were reclassified from the New Ventures segment to Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income for all periods presented. See Note 12: Discontinued Operations for further information.
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

Dollars in thousands
Year Ended December 31, 2014	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,893,135	$315,628	$94,240	$—	$2,303,003
Expenses:
Direct operating	1,338,946	161,214	95,003	6,585	1,601,748
Marketing	23,916	6,346	4,785	3,193	38,240
Research and development	120	531	8,545	3,851	13,047
General and administrative	136,756	27,012	16,295	11,658	191,721
Segment operating income (loss)	393,397	120,525	(30,388)	(25,287)	458,247
Less: depreciation and amortization	(156,628)	(35,471)	(17,771)	—	(209,870)
Operating income (loss)	236,769	85,054	(48,159)	(25,287)	248,377
Loss from equity method investments, net	—	—	—	(28,734)	(28,734)
Interest expense, net	—	—	—	(47,636)	(47,636)
Other, net	—	—	—	(4,873)	(4,873)
Income (loss) before income taxes	$236,769	$85,054	$(48,159)	$(106,530)	$167,134

Dollars in thousands
Year Ended December 31, 2013	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,974,531	$300,218	$31,852	$—	$2,306,601
Expenses:
Direct operating	1,383,646	158,562	29,433	3,636	1,575,277
Marketing	23,010	6,244	1,589	1,559	32,402
Research and development	78	6,962	4,669	1,375	13,084
General and administrative	166,117	25,944	15,551	14,164	221,776
Segment operating income (loss)	401,680	102,506	(19,390)	(20,734)	464,062
Less: depreciation and amortization	(162,637)	(33,921)	(6,536)	—	(203,094)
Operating income (loss)	239,043	68,585	(25,926)	(20,734)	260,968
Income from equity method investments, net	—	—	—	19,928	19,928
Interest expense, net	—	—	—	(32,801)	(32,801)
Other, net	—	—	—	(5,527)	(5,527)
Income (loss) before income taxes	$239,043	$68,585	$(25,926)	$(39,134)	$242,568

Dollars in thousands
Year Ended December 31, 2012	Redbox	Coinstar	New Ventures	Corporate Unallocated	Total
Revenue	$1,908,773	$290,761	$350	$—	$2,199,884
Expenses:
Direct operating	1,340,899	155,740	1,317	863	1,498,819
Marketing	20,497	4,938	478	66	25,979
Research and development	739	4,455	1,229	334	6,757
General and administrative	159,885	26,367	6,283	11,984	204,519
Segment operating income (loss)	386,753	99,261	(8,957)	(13,247)	463,810
Less: depreciation and amortization	(148,068)	(36,108)	(229)	—	(184,405)
Operating income (loss)	238,685	63,153	(9,186)	(13,247)	279,405
Loss from equity method investments, net	—	—	—	(5,184)	(5,184)
Interest expense, net	—	—	—	(15,648)	(15,648)
Other, net	—	—	—	(180)	(180)
Income (loss) before income taxes	$238,685	$63,153	$(9,186)	$(34,259)	$258,393
Significant Retailer Relationships
Our Redbox and Coinstar kiosks are primarily located within retailers. The following retailers accounted for 10% or more of our consolidated revenue:

	Year Ended December 31,
	2014	2013	2012
Wal-Mart Stores Inc.	15.5%	15.3%	16.0%
Walgreen Co.	13.7%	14.6%	16.0%
The Kroger Company	9.7%	10.0%	10.7%
Revenue and Long-lived Assets by Geographic Location
Revenue is allocated to geographic locations based on the location of the kiosk. Revenue by geographic location was as follows:

	Years Ended December 31,
Dollars in thousands	2014	2013	2012
U.S.	$2,242,753	$2,254,790	$2,154,943
All other	60,250	51,811	44,941
Total revenue	$2,303,003	$2,306,601	$2,199,884
Long-lived assets by geographic location were as follows:

	Years Ended December 31,
Dollars in thousands	2014	2013	2012
U.S.	$1,028,516	$1,141,299	$975,334
All other	43,559	43,774	30,884
Total long-lived assets	$1,072,075	$1,185,073	$1,006,218
Note 15: Retirement Plans
We sponsor a defined contribution plan for our employees who satisfy certain age and service requirements. Our Redbox subsidiary also sponsors a defined contribution plan to which new contributions were frozen effective January 1, 2010. Our contributions to these plans were $4.3 million, $4.9 million and $4.0 million in 2014, 2013 and 2012, respectively.

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

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$916	$—	$—

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$65,800	$—	$—
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
Trademark License
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

Notes Receivable
On June 9, 2011, we completed the sale transaction of the Money Transfer Business to Sigue Corporation (“Sigue”). We received $19.5 million in cash and a note receivable of $29.5 million (the “Sigue Note”). In December 2011, as part of the sale transaction, we were required to provide Sigue with an additional loan of $4.0 million under terms consistent with the Sigue Note. We estimated the fair value of the Sigue Note based on the future note payments discounted at a market rate for similar risk profile companies, approximately 18.0%, which reflected our best estimate of default risk, and was not an exit price based measure of fair value or the stated value on the face of the Sigue Note. We evaluated the Sigue Note for collectability on a quarterly basis. Our evaluation at September 30, 2013 included consideration of ongoing discussions surrounding early payment on the note and certain indemnification obligations we have previously undertaken, as a result of our evaluation we did not record interest income on the note and also recorded a charge of $2.8 million against the note balance to arrive at a carrying value which approximated its estimated fair value. During the fourth quarter of 2013, we received $24.8 million in cash from Sigue for full settlement of the Sigue Note, interest and a release of certain indemnification claims. We recorded a benefit of $2.5 million from the release of indemnification related reserves.
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
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using market rates of approximately 6.0% and 5.875%, respectively, for similar high-yield debt at December 31, 2014. We estimated the fair value of our senior unsecured notes due 2019 outstanding using a market rate of approximately 6.0% for similar high-yield debt at December 31, 2013. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, respectively, at December 31, 2014. The estimated fair value of our senior unsecured notes due 2019 was approximately $350.0 million at December 31, 2013. These estimated fair values for our senior unsecured notes due 2019 and 2021 were determined based on their stated terms, maturing on March 15, 2019, and June 15, 2021, respectively, and annual interest rates of 6.0% and 5.875%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
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
During 2014 we consolidated our ecoATM business offices and facilities into one new location in San Diego, California. The lease for the space we vacated during 2014 will expire in 2015. The new location occupies 53,512 square feet and consists of facilities supporting administration, marketing, engineering, customer service and inventory processing. The lease for this space will expire on October 31, 2024.
Rent expense under our operating lease agreements was $16.8 million, $12.3 million and $9.0 million during 2014, 2013 and 2012, respectively.

Capital Leases
We lease automobiles and computer equipment under capital leases expiring at various dates through 2019. In most circumstances, we expect that, in the normal course of business, these leases will be renewed or replaced by other leases.
Assets held under capital leases are included in property and equipment, net on the Consolidated Balance Sheets and include the following:

Dollars in thousands	December 31,
	2014	2013
Gross property and equipment	$41,336	$48,992
Accumulated depreciation	(26,831)	(28,489)
Net property and equipment	$14,505	$20,503
As of December 31, 2014, our future minimum lease payments are as follows:

Dollars in thousands	Capital Leases	Operating Leases(1)
2015	$11,475	$18,527
2016	3,110	13,617
2017	810	11,190
2018	311	8,808
2019	191	12,685
Thereafter	102	8,172
Total minimum lease commitments	15,999	$72,999
Less: amounts representing interest	(608)
Present value of capital lease obligations	15,391
Less: Current portion of capital lease obligations	(11,026)
Long-term portion of capital lease obligations	$4,365

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase Commitments
We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which resulted in total purchase commitments of $62.0 million as of December 31, 2014.
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made purchases in 2014 and 2013 that reduced this commitment by $2.1 million and $7.1 million, respectively. As of December 31, 2014, our remaining commitment is $15.8 million under this arrangement.
Content License Agreements
On November 20, 2014 Redbox announced a contract extension with Paramount Home Entertainment under the existing terms. The one-year extension maintains day-and-date access for our customers to Paramount titles through the end of 2015 and requires us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2015 which will vest immediately. See Note 9: Share-Based Payments for more information about our share-based payments for content arrangements.

We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of December 31, 2014 is presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	2015	2016
Lionsgate	$128,479	$71,472	$57,007
Sony	106,356	106,356	—
Universal	99,305	96,923	2,382
Paramount	98,773	98,773	—
Fox	39,600	39,600	—
Warner	3,559	3,559	—
Total estimated commitments	$476,072	$416,683	$59,389

General terms of our content license agreements with studios are as follows as of December 31, 2014:

Studio	End Date		Release Date
Lionsgate	9/30/2016	(1)	Day & Date	(2)
Sony	9/30/2015	(3)	Day & Date	(2)
Universal	12/31/2015		Delay	(4)
Paramount	12/31/2015	(3)	Day & Date	(2)
Fox	4/21/2015		Delay	(4)
Warner	12/31/2014		Delay	(4)

(1)	Agreement extends the term of the arrangement automatically for an additional year under certain conditions.

(2)	Content licensed under the agreement is available for rental on the same day and date as the retail release.

(3)	Agreement includes, at the studio’s sole discretion, the option of a one-year extension following the end date.

(4)	Content licensed under the agreement is available for rental after a certain number of days following the retail release.
Revenue Share Commitments
Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	2015	2016	2017	2018
Redbox	$6,627	$3,195	$2,616	$653	$163
Letters of Credit
As of December 31, 2014, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through September 2015, are used to collateralize certain obligations to third parties. As of December 31, 2014, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014.  The plaintiffs appealed on January 7, 2015. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
In March 2011, a California resident, Blake Boesky, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the U.S. District Court for the Northern District of Illinois. The plaintiff alleges that Redbox retains personally identifiable information of consumers for a time period in excess of that allowed under the Video Privacy Protection Act, 18 U.S.C. §§ 2710, et seq. A substantially similar complaint was filed in the same court in March 2011 by an Illinois resident, Kevin Sterk. Since the filing of the complaint, Blake Boesky has been replaced by a different named plaintiff, Jiah Chung, and an amended complaint has been filed alleging disclosures of personally identifiable information, in addition to plaintiffs' claims of retention of such information. Plaintiffs are seeking statutory damages, injunctive relief, attorneys' fees, costs of suit, and interest. The court has consolidated the cases. The court denied Redbox's motion to dismiss the plaintiffs' claims upon interlocutory appeal. The U.S. Court of Appeals for the Seventh Circuit reversed the district court's denial of Redbox's motion to dismiss plaintiff's claims involving retention of information, holding that the plaintiffs could not maintain a suit for damages under this theory. On April 25, 2012, the plaintiffs amended their complaint to add claims under the Stored Communications Act, 18 U.S.C. § 2707, and for breach of contract. On May 9, 2012, Redbox moved to dismiss the amended complaint. On July 23, 2012, the court dismissed the added retention claims, except to the extent that plaintiffs seek injunctive, non-monetary relief. On August 16, 2013, the court granted summary judgment in Redbox's favor on all remaining claims, and entered a final judgment for Redbox. On September 16, 2013, plaintiff filed a notice of appeal. On October 23, 2014, the U.S. Court of Appeals for the Seventh Circuit affirmed the district court’s judgment in Redbox’s favor.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Note 18: Guarantor Subsidiaries
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes due 2019 and 2021. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
	As of December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$180,889	$17,939	$43,868	$—	$242,696
Accounts receivable, net of allowances	3,203	43,874	1,513	—	48,590
Content library	—	176,490	3,631	—	180,121
Prepaid expenses and other current assets	21,442	23,923	1,030	(6,558)	39,837
Intercompany receivables	40,762	467,181	—	(507,943)	—
Total current assets	246,296	729,407	50,042	(514,501)	511,244
Property and equipment, net	133,923	263,412	31,133	—	428,468
Deferred income taxes	—	—	11,378	—	11,378
Goodwill and other intangible assets, net	249,717	374,281	—	—	623,998
Other long-term assets	6,665	1,231	335	—	8,231
Investment in related parties	917,234	(5,114)	—	(912,120)	—
Total assets	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,899	$153,260	$2,474	$—	$168,633
Accrued payable to retailers	69,189	42,977	14,124	—	126,290
Other accrued liabilities	59,770	74,536	2,820	—	137,126
Current portion of long-term debt and other long-term liabilities	20,020	—	396	—	20,416
Deferred income taxes	—	27,961	29	(6,558)	21,432
Intercompany payables	309,932	121,015	76,996	(507,943)	—
Total current liabilities	471,810	419,749	96,839	(514,501)	473,897
Long-term debt and other long-term liabilities	949,588	22,946	1,135	—	973,669
Deferred income taxes	35,058	3,288	29	—	38,375
Total liabilities	1,456,456	445,983	98,003	(514,501)	1,485,941
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	588,105	225,729	12,393	(352,635)	473,592
Treasury stock	(996,293)	—	—	—	(996,293)
Retained earnings	506,360	691,505	(17,991)	(559,485)	620,389
Accumulated other comprehensive income (loss)	(793)	—	483	—	(310)
Total stockholders’ equity	97,379	917,234	(5,115)	(912,120)	97,378
Total liabilities and stockholders’ equity	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319

CONSOLIDATING BALANCE SHEETS
	As of December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$315,250	$9,639	$46,548	$—	$371,437
Accounts receivable, net of allowances	2,029	45,672	2,595	—	50,296
Content library	37	196,695	3,136	—	199,868
Prepaid expenses and other current assets	67,664	28,234	960	(12,149)	84,709
Intercompany receivables	180,100	355,418	5,093	(540,611)	—
Total current assets	565,080	635,658	58,332	(552,760)	706,310
Property and equipment, net	163,747	320,296	36,822	—	520,865
Deferred income taxes	—	—	6,412	31	6,443
Goodwill and other intangible assets, net	251,150	387,540	—	—	638,690
Other long-term assets	7,156	11,499	420	—	19,075
Investment in related parties	815,243	4,825	—	(820,068)	—
Total assets	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,336	$215,703	$2,979	$—	$236,018
Accrued payable to retailers	71,085	48,126	14,929	—	134,140
Other accrued liabilities	59,444	71,607	3,076	—	134,127
Current portion of long-term debt and other long-term liabilities	103,519	3	367	—	103,889
Deferred income taxes	—	35,292	—	(12,149)	23,143
Intercompany payables	315,615	154,565	70,432	(540,612)	—
Total current liabilities	566,999	525,296	91,783	(552,761)	631,317
Long-term debt and other long-term liabilities	661,627	18,748	1,028	—	681,403
Deferred income taxes	45,307	13,190	—	31	58,528
Total liabilities	1,273,933	557,234	92,811	(552,730)	1,371,248
Commitments and contingencies
Debt conversion feature	1,446	—	—	—	1,446
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	596,995	225,016	12,393	(351,923)	482,481
Treasury stock	(476,796)	—	—	—	(476,796)
Retained earnings	407,959	577,568	(3,612)	(468,144)	513,771
Accumulated other comprehensive income (loss)	(1,161)	—	394	—	(767)
Total stockholders’ equity	526,997	802,584	9,175	(820,067)	518,689
Total liabilities and stockholders’ equity	$1,802,376	$1,359,818	$101,986	$(1,372,797)	$1,891,383

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$266,848	$1,975,905	$60,250	$—	$2,303,003
Expenses:
Direct operating	142,472	1,415,542	43,734	—	1,601,748
Marketing	7,227	27,631	3,382	—	38,240
Research and development	3,456	9,591	—	—	13,047
General and administrative	39,435	150,480	1,806	—	191,721
Depreciation and other	35,155	150,904	9,119	—	195,178
Amortization of intangible assets	1,433	13,259	—	—	14,692
Total expenses	229,178	1,767,407	58,041	—	2,054,626
Operating income	37,670	208,498	2,209	—	248,377
Other income (expense), net:
Loss from equity method investments, net	(530)	(28,204)	—	—	(28,734)
Interest income (expense), net	(48,007)	572	(201)	—	(47,636)
Other, net	14,077	2,707	(21,657)	—	(4,873)
Total other income (expense), net	(34,460)	(24,925)	(21,858)	—	(81,243)
Income (loss) from continuing operations before income taxes	3,210	183,573	(19,649)	—	167,134
Income tax benefit (expense)	(618)	(64,401)	5,271	—	(59,748)
Income (loss) from continuing operations	2,592	119,172	(14,378)	—	107,386
Loss from discontinued operations, net of tax	(803)	35	—	—	(768)
Equity in income (loss) of subsidiaries	104,829	(14,378)	—	(90,451)	—
Net income (loss)	106,618	104,829	(14,378)	(90,451)	106,618
Foreign currency translation adjustment(1)	368	—	89	—	457
Comprehensive income (loss)	$106,986	$104,829	$(14,289)	$(90,451)	$107,075

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$255,251	$1,999,539	$51,811	$—	$2,306,601
Expenses:
Direct operating	138,859	1,394,932	54,433	(12,947)	1,575,277
Marketing	6,540	23,269	2,593	—	32,402
Research and development	8,973	4,111	—	—	13,084
General and administrative	33,747	171,505	3,569	12,955	221,776
Depreciation and other	28,101	158,801	5,259	—	192,161
Amortization of intangible assets	2,245	8,688	—	—	10,933
Total expenses	218,465	1,761,306	65,854	8	2,045,633
Operating income (loss)	36,786	238,233	(14,043)	(8)	260,968
Other income (expense), net:
Income (loss) from equity method investments, net	65,063	(45,135)	—	—	19,928
Interest income (expense), net	(32,930)	257	(128)	—	(32,801)
Other, net	(3,868)	258	(1,925)	8	(5,527)
Total other income (expense), net	28,265	(44,620)	(2,053)	8	(18,400)
Income (loss) from continuing operations before income taxes	65,051	193,613	(16,096)	—	242,568
Income tax benefit (expense)	30,893	(70,429)	5,059	—	(34,477)
Income (loss) from continuing operations	95,944	123,184	(11,037)	—	208,091
Loss from discontinued operations, net of tax	(30,834)	(2,465)	—	—	(33,299)
Equity in income (loss) of subsidiaries	109,682	(11,037)	—	(98,645)	—
Net income (loss)	174,792	109,682	(11,037)	(98,645)	174,792
Foreign currency translation adjustment(1)	(105)	—	961	—	856
Comprehensive income (loss)	$174,687	$109,682	$(10,076)	$(98,645)	$175,648

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2012
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$247,906	$1,907,037	$44,941	$—	$2,199,884
Expenses:
Direct operating	137,092	1,334,227	45,838	(18,338)	1,498,819
Marketing	5,020	18,676	2,283	—	25,979
Research and development	6,018	739	—	—	6,757
General and administrative	23,442	161,814	931	18,332	204,519
Depreciation and other	30,716	144,805	3,506	—	179,027
Amortization of intangible assets	2,346	3,032	—	—	5,378
Total expenses	204,634	1,663,293	52,558	(6)	1,920,479
Operating income (loss)	43,272	243,744	(7,617)	6	279,405
Other income (expense), net:
Loss from equity method investments, net	(2,179)	(3,005)	—	—	(5,184)
Interest income (expense), net	(18,161)	2,554	(41)	—	(15,648)
Other, net	98	(264)	(8)	(6)	(180)
Total other income (expense), net	(20,242)	(715)	(49)	(6)	(21,012)
Income (loss) from continuing operations before income taxes	23,030	243,029	(7,666)	—	258,393
Income tax benefit (expense)	(5,518)	(93,734)	1,311	—	(97,941)
Income (loss) from continuing operations	17,512	149,295	(6,355)	—	160,452
Loss from discontinued operations, net of tax	(8,609)	(1,613)	—	—	(10,222)
Equity in income (loss) of subsidiaries	141,327	(6,355)	—	(134,972)	—
Net income (loss)	150,230	141,327	(6,355)	(134,972)	150,230
Foreign currency translation adjustment(1)	(196)	—	1,244	—	1,048
Comprehensive income (loss)	$150,034	$141,327	$(5,111)	$(134,972)	$151,278

(1)	Foreign currency translation adjustment had no tax effect in 2012.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$106,618	$104,829	$(14,378)	$(90,451)	$106,618
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	35,139	150,904	9,119	—	195,162
Amortization of intangible assets	1,433	13,259	—	—	14,692
Share-based payments expense	9,693	3,691	—	—	13,384
Windfall excess tax benefits related to share-based payments	(1,964)	—	—	—	(1,964)
Deferred income taxes	304	(17,232)	(5,683)	—	(22,611)
Loss from equity method investments, net	530	28,204	—	—	28,734
Amortization of deferred financing fees and debt discount	4,116	—	—	—	4,116
Loss from early extinguishment of debt	2,018	—	—	—	2,018
Other	(1,250)	(548)	48	—	(1,750)
Equity in (income) losses of subsidiaries	(104,829)	14,378	—	90,451	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(1,130)	8,787	1,014	—	8,671
Content library	36	20,206	(495)	—	19,747
Prepaid expenses and other current assets	40,826	3,753	(297)	—	44,282
Other assets	75	1,558	69	—	1,702
Accounts payable	(3,017)	(65,737)	(158)	—	(68,912)
Accrued payable to retailers	(1,896)	(5,149)	198	—	(6,847)
Other accrued liabilities	(840)	1,988	161	—	1,309
Net cash flows from (used in) operating activities(1)	85,862	262,891	(10,402)	—	338,351
Investing Activities:
Purchases of property and equipment	(33,602)	(57,909)	(6,413)	—	(97,924)
Proceeds from sale of property and equipment	750	1,227	—	—	1,977
Cash paid for equity investments	—	(24,500)	—	—	(24,500)
Extinguishment payment received from equity investment	—	5,000	—	—	5,000
Investments in and advances to affiliates	166,145	(178,406)	12,261	—	—
Net cash flows from (used in) investing activities(1)	133,293	(254,588)	5,848	—	(115,447)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing of Credit Facility	642,000	—	—	—	642,000
Principal payments on Credit Facility	(680,125)	—	—	—	(680,125)
Financing costs associated with Credit Facility and senior unsecured notes	(2,911)	—	—	—	(2,911)
Settlement and conversion of convertible debt	(51,149)	—	—	—	(51,149)
Repurchases of common stock	(545,091)	—	—	—	(545,091)
Principal payments on capital lease obligations and other debt	(13,552)	(3)	(441)	—	(13,996)
Windfall excess tax benefits related to share-based payments	1,964	—	—	—	1,964
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(520)	—	—	—	(520)
Net cash flows from (used in) financing activities(1)	(353,884)	(3)	(441)	—	(354,328)

	Year Ended December 31, 2014
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	368	—	2,315	—	2,683
Increase (decrease) in cash and cash equivalents	(134,361)	8,300	(2,680)	—	(128,741)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$180,889	$17,939	$43,868	$—	$242,696

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$174,792	$109,682	$(11,037)	$(98,645)	$174,792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	29,640	158,801	5,259	—	193,700
Amortization of intangible assets	2,245	8,688	—	—	10,933
Share-based payments expense	9,903	6,928	—	—	16,831
Windfall excess tax benefits related to share-based payments	(3,698)	—	—	—	(3,698)
Deferred income taxes	9,228	(15,727)	(4,434)	—	(10,933)
Impairment Expense	32,444	288	—	—	32,732
Loss (income) from equity method investments, net	(65,063)	45,135	—	—	(19,928)
Amortization of deferred financing fees and debt discount	6,394	—	—	—	6,394
Loss from early extinguishment of debt	6,013	—	—	—	6,013
Other	827	(2,951)	31	54	(2,039)
Equity in (income) losses of subsidiaries	(109,682)	11,037	—	98,645	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(1,144)	10,639	(1,517)	—	7,978
Content library	1,093	(23,357)	(195)	—	(22,459)
Prepaid expenses and other current assets	(43,762)	(6,280)	(500)	—	(50,542)
Other assets	201	400	(371)	—	230
Accounts payable	1,319	(408)	226	354	1,491
Accrued payable to retailers	(6,181)	1,633	460	—	(4,088)
Other accrued liabilities	13,184	(22,751)	(6)	—	(9,573)
Net cash flows from (used in) operating activities(1)	57,753	281,757	(12,084)	408	327,834
Investing Activities:
Purchases of property and equipment	(58,763)	(88,431)	(14,218)	—	(161,412)
Proceeds from sale of property and equipment	12,147	1,189	8	—	13,344
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—	—	(244,036)
Receipt of note receivable principal	22,913	—	—	—	22,913
Cash paid for equity investments	—	(28,000)	—	—	(28,000)
Investments in and advances to affiliates	125,856	(156,659)	30,857	(54)	—
Net cash flows from (used in) investing activities(1)	(141,883)	(271,901)	16,647	(54)	(397,191)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing on Credit Facility	400,000	—	—	—	400,000
Principal payments on Credit Facility	(215,313)	—	—	—	(215,313)
Financing costs associated with Credit Facility and senior unsecured notes	(2,203)	—	—	—	(2,203)
Conversion of convertible debt	(172,211)	—	—	—	(172,211)
Repurchases of common stock	(195,004)	—	—	—	(195,004)
Principal payments on capital lease obligations and other debt	(14,200)	(217)	(417)	—	(14,834)
Windfall excess tax benefits related to share-based payments	3,698	—	—	—	3,698
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	8,460	—	—	—	8,460
Net cash flows from (used in) financing activities(1)	156,996	(217)	(417)	—	156,362

	Year Ended December 31, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	(105)	—	1,643	—	1,538
Increase (decrease) in cash and cash equivalents	72,761	9,639	5,789	354	88,543
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$315,250	$9,639	$46,548	$—	$371,437

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2012
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$150,230	$141,327	$(6,355)	$(134,972)	$150,230
Adjustments to reconcile net income to net cash flows:
Depreciation and other	30,836	144,805	3,506	—	179,147
Amortization of intangible assets	2,346	3,032	—	—	5,378
Share-based payments expense	10,998	8,364	—	—	19,362
Windfall excess tax benefits related to share-based payments	(5,740)	—	—	—	(5,740)
Deferred income taxes	18,578	70,607	(1,612)	—	87,573
(Income) loss from equity method investments, net	2,179	3,005	—	—	5,184
Amortization of deferred financing fees and debt discount	9,235	—	—	—	9,235
Loss from early extinguishment of debt	953	—	—	—	953
Other	(2,343)	(2,720)	10	—	(5,053)
Equity in (income) losses of subsidiaries	(141,327)	6,355	—	134,972	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(371)	(15,787)	(903)	—	(17,061)
Content library	(673)	(27,079)	(2,941)	—	(30,693)
Prepaid expenses and other current assets	1,386	(8,159)	(190)	—	(6,963)
Other assets	39	848	(29)	—	858
Accounts payable	815	57,527	1,946	(184)	60,104
Accrued payable to retailers	7,432	1,025	2,004	—	10,461
Other accrued liabilities	(5,008)	7,520	275	—	2,787
Net cash flows from operating activities	79,565	390,670	(4,289)	(184)	465,762
Investing Activities:
Purchases of property and equipment	(64,423)	(132,528)	(12,959)	—	(209,910)
Proceeds from sale of property and equipment	302	782	47	—	1,131
Acquisition of NCR DVD kiosk business	—	(100,000)	—	—	(100,000)
Cash paid for equity investments	(10,877)	(28,850)	—	—	(39,727)
Investments in and advances to affiliates	96,990	(122,272)	25,282	—	—
Net cash flows from investing activities	21,992	(382,868)	12,370	—	(348,506)
Financing Activities:
Principal payments on Credit Facility	(10,938)	—	—	—	(10,938)
Repurchase of convertible debt	(20,575)	—	—	—	(20,575)
Repurchases of common stock	(139,724)	—	—	—	(139,724)
Principal payments on capital lease obligations and other debt	(8,226)	(7,802)	(364)	—	(16,392)
Windfall excess tax benefits related to share-based payments	5,740	—	—	—	5,740
Proceeds from exercise of stock options, net	4,592	—	—	—	4,592
Net cash flows from financing activities	(169,131)	(7,802)	(364)	—	(177,297)
Effect of exchange rate changes on cash	(196)	—	1,276	—	1,080
Increase (decrease) in cash and cash equivalents(1)	(67,770)	—	8,993	(184)	(58,961)
Cash and cash equivalents:
Beginning of period	310,259	—	31,766	(170)	341,855
End of period	$242,489	$—	$40,759	$(354)	$282,894

(1)
During 2013, we discontinued four ventures previously included in our New Ventures operating segment, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented because they were not material.

Note 19: Subsequent Events
On January 20, 2015, the Board of Directors of Outerwall Inc. announced that Nora M. Denzel, a director of the Company, was appointed by the Board to serve as Interim Chief Executive Officer of the Company, effective January 18, 2015, and that J. Scott Di Valerio stepped down as the Company’s Chief Executive Officer, effective January 18, 2015, and resigned from the Board, effective January 19, 2015.
On January 23, 2015, we made the decision to shut down our Redbox operations in Canada as the business was not meeting the company's performance expectations. As a result, we updated certain estimates used in the preparation of the financial statements and recognized an additional after-tax expense of $1.5 million in the fourth quarter of 2014 related to accelerated recognition of content library and capitalized installation costs on property and equipment. The remaining value of the content library and capitalized installation costs will be amortized over an expected three-month wind-down period ending March 31, 2015. Following the final shutdown of the operations in Canada, we expect Redbox Canada results will be reported as a discontinued operation.
On February 3, 2015, the Board approved an additional stock repurchase authorization of up to $250.0 million of its common stock plus the cash proceeds received from the exercise of stock options by the Company's directors and employees, bringing the total available for repurchases to approximately $413.7 million.
On February 3, 2015, our board of directors approved a dividend policy and declared a quarterly cash dividend of $0.30 per share to be paid on March 18, 2015, to all stockholders of record as of the close of business on March 3, 2015. Future quarterly dividend payments will be subject to approval by our board of directors.

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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission issued in 1992 and amended in 1994.
Based on our evaluation under the framework in Internal Control-Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 54.

ITEM 9B. OTHER INFORMATION
Pursuant to the approval of the Company’s Board of Directors on February 3, 2015, the Company is entering into indemnification agreements with its directors and Section 16 officers (and expects to do so with future individuals taking such positions). The indemnification agreements generally require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified under such agreement.  The foregoing description of the indemnification agreements is not complete and is qualified in its entirety by reference to the full text of the form of indemnification agreement, which is included in this Form 10-K as Exhibit 10.51 and incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2015 Annual Meeting of Stockholders.
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

Exhibit Number	Description of Document

2.1†	Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC, dated as of February 3, 2012.(21)

2.2	First Amendment to Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC.(29)

2.3	Second Amendment to Limited Liability Company Agreement of Verizon and Redbox Digital Entertainment Services, LLC.(29)

2.4	Verizon and Redbox Digital Entertainment Services, LLC Withdrawal and Extinguishment of Rights Agreement, dated as of October 19, 2014.

2.5†	Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of February 3, 2012.(21)

2.6	First Amendment to Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of June 22, 2012. (22)

2.7	Agreement and Plan of Merger, dated July 1, 2013, among Outerwall Inc., ecoATM, Inc. and Braeburn Acquisition Corporation.(16)

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2. (1)

4.2	Specimen Stock Certificate. (2)

4.3	Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A. (3)

4.4	First Supplemental Indenture, dated as of September 16, 2009, between Coinstar, Inc. and Wells Fargo Bank, N.A.(3)

4.5	Form of 4.00% Senior Convertible Note due 2014. Reference is made to Exhibit A of Exhibit 4.4. (3)

4.6	Indenture, dated as of March 12, 2013, among Coinstar, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association.(12)

4.7	Supplemental Indenture, dated as of December 19, 2013, among CUHL Holdings, LLC, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association.(28)

4.8	Supplemental Indenture, dated as of August 30, 2013, among ecoATM, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association.(28)

4.9	Form of 6.000% Senior Note due 2019 (included in Exhibit 4.6).(12)

4.10	Indenture, dated as of June 9, 2014, among Outerwall Inc., the Subsidiary Guarantors and U.S. Bank National Association.(30)

4.11	Registration Rights Agreement, dated as of June 9, 2014, among Outerwall Inc., the Subsidiary Guarantors and HSBC Securities (USA) Inc., as representative of the Initial Purchasers.(30)

4.12	Form of 5.875% Senior Note due 2021 (included in Exhibit 4.10).(30)

4.13	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(4)

4.14	Amendment to Restricted Stock Purchase Agreement, dated as of July 19, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(22)

4.15	Second Amendment to Restricted Stock Purchase Agreement, dated as of August 29, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(14)

4.16	Restricted Stock Purchase Agreement, dated as of October 1, 2014, between Outerwall Inc. and Sony Pictures Home Entertainment Inc.
4.17	Restricted Stock Purchase Agreement, dated June 15, 2010, between Coinstar, Inc. and Paramount Home Entertainment Inc.(5)

4.18	First Amendment to Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(20)

4.19	Restricted Stock Purchase Agreement, dated October 26, 2011, between Coinstar, Inc. and Paramount Home Entertainment Inc.(20)

4.20	Restricted Stock Purchase Agreement, dated as of December 10, 2014, between Outerwall Inc. and Paramount Home Entertainment Inc.

10.1*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(6)

10.2*	2013 Incentive Compensation Plan for Executive Leaders.

10.3*	2014 Incentive Compensation Plan for Executive Leaders.

10.4*	Outerwall Inc. 2011 Incentive Plan.(27)

10.5*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.(33)

10.6*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors.(14)

10.7*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors.(14)

10.8*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO.(14)

10.9*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO.(14)

10.10*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO.(14)

10.11*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO.(14)

10.12*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives on or after June 27, 2013.(24)

10.13*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives on or after June 27, 2013.(24)

10.14*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors on or after June 27, 2013.(24)

10.15*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors on or after June 27, 2013.(24)

10.16*	1997 Amended and Restated Equity Incentive Plan.(8)

10.17*
Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made between December 12, 2005 and March 30, 2010 to the CEO, COO or CFO.(6)

10.18*	Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after March 30, 2010 to the CEO, COO or CFO.(7)

10.19*
Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(6)

10.20*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(6)

10.21*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards made on or after March 30, 2010 to the CEO, COO or CFO.(7)

10.22*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(6)

10.23*	Amended and Restated Equity Grant Program for Nonemployee Directors under the Coinstar, Inc. 1997 Amended and Restated Equity Incentive Plan, as amended on June 4, 2007.(9)

10.24*	Form of Stock Option Grant under 1997 Amended and Restated Equity Incentive Plan For Grants Made to Nonemployee Directors.(10)

10.25*	Summary of Director Compensation.(33)

10.26*	Policy on Reimbursement of Incentive Payments.(6)

10.27*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(25)

10.28*	Amended and Restated Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(25)

10.29*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(11)

10.30*	Form of Change of Control Agreement.(17)

10.31*	First Amendment to Form of Change of Control Agreement.(6)

10.32*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to the CEO, COO or CFO.(21)

10.33*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO.(21)

10.34*	Offer Letter for Maria Stipp, dated June 1, 2011.(23)

10.35*	Change of Control Agreement between Coinstar, Inc. and Maria Stipp, dated June 27, 2011.(23)

10.36*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and Galen C. Smith.(25)

10.37*	Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and Galen C. Smith.(25)

10.38*	Change of Control Agreement, dated as of January, 2, 2013, between Coinstar, Inc. and Galen C. Smith.(25)

10.39*	Offer Letter between Outerwall Inc. and Peter Osvaldik, dated May 12, 2014.(26)

10.40
Second Amended and Restated Credit Agreement, dated July 15, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, as well as other lenders that are parties thereto.(18)

10.41
First Amendment to Credit Agreement, dated as of October 25, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.(20)

10.42	Consent, Waiver and Amendment dated March 7, 2013 under Second Amended and Restated Credit Agreement, dated July 15, 2011, as amended.(12)

10.43
Supplement and Amendment to Second Amended and Restated Credit Agreement, effective as of December 9, 2013, among Outerwall Inc., as borrower, the Revolving Lenders, the Additional Term Facility Lenders, and Bank of America, N.A., as administrative agent.(15)

10.44
Third Amended and Restated Credit Agreement, dated June 24, 2014, among Outerwall Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Bank USA, National Association, RBC Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Bank, N.A., as documentation agents, and the other lenders that are parties thereto.(31)

10.45	Stock Purchase Agreement dated as of August 23, 2010, among CUHL Holdings, Inc., Coinstar E-Payment Services Inc., Coinstar, Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(13)

10.46
First Amendment to Stock Purchase Agreement dated as of May 31, 2011, by and between Coinstar, Inc., Coinstar E-Payment Services Inc., CUHL Holdings Inc., Coinstar UK Holdings Limited, and Sigue Corporation.(19)

10.47	Second Amendment to Stock Purchase Agreement, by and between Coinstar, Inc., CUHL Holdings Inc., and Sigue Corporation, dated as of May 31, 2012.(22)

10.48*	Offer Letter for Mark Horak, dated January 28, 2014.(28)

10.49*	Employment Agreement between Redbox Automated Retail, LLC and Mark Horak, dated March 17, 2014.(28)

10.50*	Change of Control Agreement between Outerwall Inc. and Mark Horak, dated March 17, 2014.(28)

10.51*	Form of Indemnification Agreement for directors and Section 16 officers.

10.52*	Interim CEO Agreement between Outerwall Inc. and Nora M. Denzel, dated January 18, 2015.(32)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm—KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 2, 2013 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on September 16, 2009 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File Number 000-22555).
(8)	Incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Form DEF 14A filed on April 23, 2010 (File Number 000-22555).
(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File Number 000-22555).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on June 14, 2006 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on March 12, 2013 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on August 24, 2010 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File Number 000-22555).
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on December 10, 2013 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on July 24, 2013(File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2011 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on June 2, 2011 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 8-K filed on December 7, 2012 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on January 3, 2013 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2014 (File Number 000-22555).
(27)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File Number 000-22555).
(30)	Incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2014 (File Number 000-22555).
(31)	Incorporated by reference to the Registrant’s Form 8-K filed on June 24, 2014 (File Number 000-22555).
(32)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2015 (File Number 000-22555).

(33)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
February 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2015:

Signature	Title

/S/ Nora M. Denzel	Interim Chief Executive Officer and Director (Principal Executive Officer)
Nora M. Denzel

/S/ Galen C. Smith	Chief Financial Officer (Principal Financial Officer)
Galen C. Smith

/S/ Peter Osvaldik	Chief Accounting Officer (Principal Accounting Officer)
Peter Osvaldik

/S/ Nelson C. Chan	Chair of the Board
Nelson C. Chan

/S/ Seth Bernstein	Director
Seth Bernstein

/S/ David M. Eskenazy	Director
David M. Eskenazy

/S/ Ross G. Landsbaum	Director
Ross G. Landsbaum

/S/ Robert D. Sznewajs	Director
Robert D. Sznewajs

/S/ Ronald B. Woodard	Director
Ronald B. Woodard