Form 10-Q
period 2015-03-31
OUTERWALL INC
filed 2015-05-07
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $0.001 par value	18,450,813

OUTERWALL INC.
FORM 10-Q

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$197,934	$242,696
Accounts receivable, net of allowances of $1,128 and $2,223	36,644	48,590
Content library	172,500	180,121
Prepaid expenses and other current assets	42,908	39,837
Total current assets	449,986	511,244
Property and equipment, net	385,548	428,468
Deferred income taxes	2,231	11,378
Goodwill and other intangible assets, net	620,645	623,998
Other long-term assets	7,651	8,231
Total assets	$1,466,061	$1,583,319
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$165,336	$168,633
Accrued payable to retailers	107,082	126,290
Other accrued liabilities	146,921	137,126
Current portion of long-term debt and other long-term liabilities	19,544	20,416
Deferred income taxes	20,926	21,432
Total current liabilities	459,809	473,897
Long-term debt and other long-term liabilities	887,089	973,669
Deferred income taxes	26,432	38,375
Total liabilities	1,373,330	1,485,941
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,740,097 and 36,600,166 shares issued;
18,498,978 and 18,926,242 shares outstanding;	473,225	473,592
Treasury stock	(1,033,424)	(996,293)
Retained earnings	650,386	620,389
Accumulated other comprehensive income (loss)	2,544	(310)
Total stockholders’ equity	92,731	97,378
Total liabilities and stockholders’ equity	$1,466,061	$1,583,319

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$608,636	$597,762
Expenses:
Direct operating(1)	405,184	419,642
Marketing	8,420	6,993
Research and development	2,084	3,474
General and administrative	48,556	52,608
Restructuring and lease termination costs (Note 11)	15,851	557
Depreciation and other	42,686	47,942
Amortization of intangible assets	3,309	3,842
Total expenses	526,090	535,058
Operating income	82,546	62,704
Other expense, net:
Loss from equity method investments, net (Note 7)	(132)	(9,368)
Interest expense, net	(12,071)	(9,648)
Other, net	(2,346)	(648)
Total other expense, net	(14,549)	(19,664)
Income from continuing operations before income taxes	67,997	43,040
Income tax expense	(25,842)	(15,434)
Income from continuing operations	42,155	27,606
Loss from discontinued operations, net of tax (Note 12)	(6,556)	(4,431)
Net income	35,599	23,175
Foreign currency translation adjustment(2)	2,854	875
Comprehensive income	$38,453	$24,050

Income from continuing operations attributable to common shares (Note 13):
Basic	$40,775	$26,860
Diluted	$40,776	$26,879

Basic earnings (loss) per common share (Note 13):
Continuing operations	$2.23	$1.12
Discontinued operations	(0.36)	(0.18)
Basic earnings per common share	$1.87	$0.94

Diluted earnings (loss) per common share (Note 13):
Continuing operations	$2.23	$1.09
Discontinued operations	(0.36)	(0.18)
Diluted earnings per common share	$1.87	$0.91

Weighted average common shares used in basic and diluted per share calculations (Note 13):
Basic	18,269	23,944
Diluted	18,286	24,575

Dividends declared per common share (Note 19)	$0.30	$—

(1)	“Direct operating” excludes depreciation and other of $30.2 million and $31.7 million for the three months ended March 31, 2015 and 2014, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three months ended March 31, 2015 and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2014	18,926,242	$473,592	$(996,293)	$620,389	$(310)	$97,378
Proceeds from exercise of stock options, net	6,825	339	—	—	—	339
Adjustments related to tax withholding for share-based compensation	(52,800)	(3,526)	—	—	—	(3,526)
Share-based payments expense	235,906	2,662	3,577	—	—	6,239
Excess tax benefit on share-based compensation expense	—	158	—	—	—	158
Repurchases of common stock	(617,195)	—	(40,708)	—	—	(40,708)
Net income	—	—	—	35,599	—	35,599
Dividends (Note 19)	—	—	—	(5,602)	—	(5,602)
Foreign currency translation adjustment(1)	—	—	—	—	2,854	2,854
Balance, March 31, 2015	18,498,978	$473,225	$(1,033,424)	$650,386	$2,544	$92,731

(1)	Foreign currency translation adjustment has no tax effect for the three months ended March 31, 2015.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Operating Activities:
Net income	$35,599	$23,175
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	48,543	49,104
Amortization of intangible assets	3,353	3,848
Share-based payments expense	3,903	3,765
Windfall excess tax benefits related to share-based payments	(526)	(1,710)
Deferred income taxes	(2,547)	(9,564)
Restructuring and lease termination costs(2)	1,680	—
Loss from equity method investments, net	132	9,368
Amortization of deferred financing fees and debt discount	693	1,306
Other	(1,198)	(124)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	11,823	(5,952)
Content library	9,956	19,981
Prepaid expenses and other current assets	(3,106)	46,955
Other assets	168	437
Accounts payable	2,920	(27,390)
Accrued payable to retailers	(18,441)	(15,485)
Other accrued liabilities	13,120	(3,127)
Net cash flows from operating activities(1)	106,072	94,587
Investing Activities:
Purchases of property and equipment	(20,709)	(26,940)
Proceeds from sale of property and equipment	123	831
Cash paid for equity investments	—	(10,500)
Net cash flows used in investing activities(1)	(20,586)	(36,609)
Financing Activities:
Proceeds from new borrowing on Credit Facility	35,000	275,000
Principal payments on Credit Facility	(116,875)	(29,375)
Settlement and conversion of convertible debt	—	(4)
Repurchases of common stock	(40,708)	(421,067)
Dividends paid (Note 19)	(5,602)	—
Principal payments on capital lease obligations and other debt	(3,245)	(3,697)
Windfall excess tax benefits related to share-based payments	526	1,710
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(3,088)	(1,588)
Net cash flows used in financing activities(1)	(133,992)	(179,021)

	Three Months Ended
	March 31,
	2015	2014
Effect of exchange rate changes on cash	3,744	1,152
Decrease in cash and cash equivalents	(44,762)	(119,891)
Cash and cash equivalents:
Beginning of period	242,696	371,437
End of period	$197,934	$251,546
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,913	$14,013
Cash paid during the period for income taxes, net	$12,991	$23,664
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$720	$3,046
Purchases of property and equipment included in ending accounts payable	$2,025	$7,240

(1)
During the first quarter of 2015, we discontinued our Redbox operations in Canada. The first quarter of 2014 also includes the wind-down process of certain new ventures that were discontinued during 2013. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

(2)
The non-cash restructuring and lease termination costs in the first quarter of 2015 of $1.7 million is composed of $6.9 million in impairments of lease related assets partially offset by a $5.2 million benefit resulting from the lease termination.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2014, is derived from our 2014 Annual Report on Form 10-K. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements include the accounts of Outerwall Inc. and our wholly owned subsidiaries. Investments in companies of which we may have significant influence, but not a controlling interest, are accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
To be consistent with our 2015 reporting, the following have been retrospectively reported in our Consolidated Statements of Comprehensive Income for all periods presented with no effect on net income, cash flows or stockholder's equity:

•	Results of our Redbox Canada operations which were discontinued during the first quarter of 2015. See Note 12: Discontinued Operations for additional information;

•	Restructuring and lease termination costs. See Note 11: Restructuring for additional information; and

•
Basic and diluted earnings per share as a result of applying the two-class method of calculating earnings per share (the "Two-Class Method") during the first quarter of 2015. The Two-Class Method became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards ("participating securities") as a percentage of total common shares outstanding. The impact of applying the Two-Class Method on both income from continuing operations and basic and diluted weighted average shares used to calculate earnings per common share is as follows:

	Three Months Ended, March 31, 2014
In thousands, except per share data	As Reported Under the Treasury Stock Method	Amount Allocated to Participating Securities	As Revised Under the Two-Class Method
Income from continuing operations used in basic per share calculation	$27,606	$(746)	$26,860
Income from continuing operations used in diluted per share calculation	$27,606	$(727)	$26,879
Weighted average shares used in basic per share calculation	23,944	—	23,944
Weighted average shares used in diluted per share calculation	24,775	(200)	24,575
Basic earnings per common share from continuing operations	$1.15	$(0.03)	$1.12
Diluted earnings per common share from continuing operations	$1.11	$(0.02)	$1.09
See Note 13: Earnings Per Share for additional information.
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

The impact of the immaterial error on our prior period consolidated statements of cash flows is presented in the following table:

	Three Months Ended, March 31, 2014
Dollars in thousands	As Reported	Adjustment	As Revised
Cash flows from changes in operating assets and liabilities:
Accounts payable	$(27,672)	$282	$(27,390)
Net cash flows from operating activities	$94,305	$282	$94,587
Investing Activities:
Purchases of property and equipment	$(26,658)	$(282)	$(26,940)
Net cash flows from investing activities	$(36,327)	$(282)	$(36,609)
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in ending accounts payable	$13,120	$(5,880)	$7,240
Accounting Pronouncements Adopted During the Current Year
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirements for reporting discontinued operations. Under the ASU discontinued operations is defined as a:

•	Component of an entity, or group of components, that

◦	has been disposed of, meets the criteria to be classified as held-for-sale, or has been abandoned/spun-off and

◦	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, or a

◦	business or nonprofit activity that, on acquisition, meets the criteria to be classified as held-for-sale.
We adopted the provisions of ASU 2014-08 during the first quarter of 2015 and applied the guidance to our disposition of our Redbox operations in Canada ("Redbox Canada"). See Note 12: Discontinued Operations for additional information.
Accounting Pronouncements Not Yet Adopted
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2014 Annual Report on Form 10-K, except for the following:
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as a deferred charge. We are currently evaluating the impact of ASU 2015-03, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.
Note 2: Organization and Business
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. During the first quarter of 2015:

•
To align with a change in how our chief operating decision maker evaluates business performance, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include our product sampling kiosk concept SAMPLEit, are included in the All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information for additional information; and

•
We discontinued our Redbox operations in Canada as the business was not meeting our performance expectations. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 12: Discontinued Operations for additional information.

Our core offerings in automated retail include our Redbox, Coinstar and ecoATM segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand. Our ecoATM segment consists of self-service kiosks where consumers can recycle electronic devices for cash. In addition to our three reportable segments, we also conduct business activities through other self-service concepts, where we identify, evaluate, build or acquire and develop innovative new self-service retail concepts and regularly assess these concepts to determine whether continued funding or other alternatives are appropriate.
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. Our kiosk and location counts as of March 31, 2015, are as follows:

	Kiosks	Locations
Redbox	41,960	34,430
Coinstar	21,220	20,010
ecoATM	2,140	1,900
All Other	90	90
Total	65,410	56,430
Note 3: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $197.9 million and $242.7 million at March 31, 2015, and December 31, 2014, respectively. Of this total, cash equivalents were $8.6 million and $0.9 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at March 31, 2015, and December 31, 2014, were $68.7 million and $81.7 million, respectively that we identified for settling our accrued payables to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at March 31, 2015, and December 31, 2014, were $37.8 million and $66.5 million, respectively in cash and cash equivalents held in financial institutions domestically and $10.7 million and $11.6 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	March 31, 2015	December 31, 2014
Spare parts	$15,060	$13,643
Licenses	8,298	5,881
Electronic devices inventory	4,818	5,259
Prepaid rent	1,464	1,446
DVD cases and labels	1,093	1,330
Income taxes receivable	122	113
Other	12,053	12,165
Total prepaid and other current assets	$42,908	$39,837

Other accrued liabilities consist of the following:

Dollars in thousands	March 31, 2015	December 31, 2014
Accrued content library expense	$27,739	$23,226
Payroll related expenses	26,877	33,343
Business taxes	21,573	21,629
Income taxes payable	17,107	9,463
Insurance	9,852	9,615
Deferred revenue	7,073	6,995
Accrued early lease termination and sublease expenses	6,995	—
Accrued interest expense	6,455	6,974
Service contract provider expenses	3,744	4,191
Deferred rent expense	3,537	6,162
Other	15,969	15,528
Total other accrued liabilities	$146,921	$137,126
Note 5: Property and Equipment

Dollars in thousands	March 31, 2015	December 31, 2014
Kiosks and components	$1,165,096	$1,165,925
Computers, servers, and software	194,825	200,915
Leasehold improvements	21,126	29,625
Office furniture and equipment	7,271	9,218
Vehicles	5,736	6,234
Property and equipment, at cost	1,394,054	1,411,917
Accumulated depreciation and amortization	(1,008,506)	(983,449)
Property and equipment, net	$385,548	$428,468
During the first quarter of 2015, we recognized impairment charges of $6.9 million in connection with our early lease termination. See Note 11: Restructuring for additional information.
Note 6: Goodwill and Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows:

Dollars in thousands	March 31, 2015	December 31, 2014
Goodwill	$559,307	$559,307

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	March 31, 2015	December 31, 2014
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(24,203)	(23,200)
Retailer relationships, net		29,092	30,095
Developed technology	5 years	34,000	34,000
Accumulated amortization		(11,333)	(9,633)
Developed technology, net		22,667	24,367
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(7,221)	(6,571)
Other, net		9,579	10,229
Total intangible assets, net		$61,338	$64,691
Amortization expense was as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Retailer relationships	$1,003	$1,536
Developed technology	1,700	1,700
Other	650	612
Total amortization of intangible assets	3,353	3,848
Less: amortization included in discontinued operations	(44)	(6)
Total amortization of intangible assets from continuing operations	$3,309	$3,842
Assuming no future impairment, the expected future amortization as of March 31, 2015 is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2015	$3,009	$5,100	$1,787	$9,896
2016	4,012	6,800	2,281	13,093
2017	4,012	6,800	2,281	13,093
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
2020	4,012	—	765	4,777
Thereafter	6,023	—	—	6,023
Total expected amortization	$29,092	$22,667	$9,579	$61,338
Note 7: Equity Method Investments

We include our equity method investments within other long-term assets on our Consolidated Balance Sheets. As of March 31, 2015 our $1.3 million investment in Pursuant Health, Inc., formerly known as SoloHealth, Inc., representing 10% ownership, was our only equity method investment.

Income (Loss) from Equity Method Investments

On October 19, 2014, Redbox and Verizon Ventures IV LLC, a wholly owned subsidiary of Verizon Communications Inc., entered into an agreement whereby we would withdraw from Redbox Instant™ by Verizon (the "Joint Venture") effective October 20, 2014. Pursuant to the Withdrawal Agreement, all of Redbox’s rights under the Joint Venture’s operating agreement were extinguished for a total of $16.8 million made to Redbox and no further capital contributions were required.
Loss from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Proportionate share of net loss of equity method investees:
Joint Venture	$—	$(8,394)
Pursuant Health, Inc. (fka SoloHealth, Inc.)	(132)	(224)
Total proportionate share of net loss of equity method investees	(132)	(8,618)
Amortization of difference in carrying amount and underlying equity in Joint Venture	—	(750)
Total loss from equity method investments	$(132)	$(9,368)
Note 8: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of March 31, 2015:
Principal	$350,000	$300,000	$144,375	$80,000	$874,375
Discount	(4,041)	(3,991)	(317)	—	(8,349)
Total	345,959	296,009	144,058	80,000	866,026	$12,652	$12,663	$15,292	$906,633
Less: current portion	—	—	(10,313)	—	(10,313)	(9,231)	—	—	(19,544)
Total long-term portion	$345,959	$296,009	$133,745	$80,000	$855,713	$3,421	$12,663	$15,292	$887,089

Unamortized deferred financing fees(1)	$611	$1,319	$—	$2,799	$4,729				$4,729

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	$145,915	160,000	947,467	$15,391	$13,576	$17,651	$994,085
Less: current portion	—	—	(9,390)	—	(9,390)	(11,026)	—	—	(20,416)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077	$4,365	$13,576	$17,651	$973,669

Unamortized deferred financing fees(1)	$649	$1,372	$—	$2,965	$4,986				$4,986

(1)	Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.

Interest Expense

Dollars in thousands	Three Months Ended
	March 31,
	2015	2014
Cash interest expense	$11,395	$8,362
Non-cash interest expense:
Amortization of debt discount	435	802
Amortization of deferred financing fees	258	504
Total non-cash interest expense	693	1,306
Total interest expense	$12,088	$9,668
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of March 31, 2015, we were in compliance with the covenants of the related indenture.
Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of March 31, 2015, we were in compliance with the covenants of the related indenture.
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
The New Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of March 31, 2015, the interest rate on amounts outstanding under the Credit Facility was 2.11% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$7,500
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$144,375

Note 9: Repurchases of Common Stock
Board Authorization
On February 3, 2015, the Board approved an additional stock repurchase authorization of up to $250.0 million of its common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.
Repurchases
In the three months ended March 31, 2015, we repurchased a total of 617,195 shares of our common stock, via open market repurchases with an average price per share of $65.96 for $40.7 million.
The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2015	$163,655
Additional board authorization	250,000
Proceeds from the exercise of stock options	339
Repurchase of common stock from open market	(40,708)
Authorized repurchase - as of March 31, 2015	$373,286
Note 10: Share-Based Payments
We currently grant share-based awards to our executives, non-employee directors and employees under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Share-based payments expense:
Share-based compensation - stock options	$141	$233
Share-based compensation - restricted stock	2,559	2,914
Share-based payments for content arrangements	1,241	618
Total share-based payments expense	$3,941	$3,765
Tax benefit on share-based payments expense	$1,519	$1,445

	March 31, 2015
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$446	1.7 years
Share-based compensation - restricted stock	26,516	2.8 years
Share-based payments for content arrangements	3,376	0.7 years
Total unrecognized share-based payments expense	$30,338

Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2015:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2014	128	$52.59
Granted	—	—
Exercised	(7)	49.60
Canceled, expired, or forfeited	(16)	53.75
Outstanding, March 31, 2015	105	52.60
Certain information regarding stock options outstanding as of March 31, 2015, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	105	81
Weighted average per share exercise price	$52.60	$52.10
Aggregate intrinsic value	$1,424	$1,138
Weighted average remaining contractual term (in years)	4.96	4.41
Restricted stock and performance based restricted stock awards
Restricted stock awards are granted to eligible executives, non-employee directors and employees. Awards granted to employees and executives vest annually in equal installments over four years. Non-employee director awards vest one year after the grant date. Performance-based restricted stock awards are granted to executives only, with established performance criteria approved by the Compensation Committee of the Board of Directors. The fair value of non-performance-based awards is based on the market price on the grant date. We estimate forfeitures for restricted stock awards and recognize share-based compensation expense for only those awards expected to vest.
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
The following table presents a summary of restricted stock award activity for 2015:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2014	609	$62.35
Granted	262	55.72
Vested	(157)	59.28
Forfeited	(73)	66.41
Non-vested, March 31, 2015	641	60.04
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During the first quarter of 2015, 50,000 shares of restricted stock were granted and immediately vested pursuant to a revenue sharing agreement with Paramount.

Information related to the shares of restricted stock granted as part of these agreements as of March 31, 2015, is as follows:

Whole shares	Granted	Vested	Unvested
Paramount(1)	350,000	350,000	—

(1)	Includes 95,000 shares that vested on January 1, 2015.
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards is recognized net of forfeitures, and cash payments are made in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $1.9 million in expense associated with the issuance of rights to receive cash for the three months ended March 31, 2015. The expected future recognition of expense associated with the rights to receive cash as of March 31, 2015 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2015	$2,690
2016	2,905
2017	511
Remaining total expected expense	$6,106

Note 11: Restructuring
During the first quarter of 2015, we recorded restructuring charges arising from the following activities:

•	Discontinuing our Redbox operations in Canada. The disposal was completed on March 31, 2015. See Note 12: Discontinued Operations for further information; and

•
Reducing the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. We ceased using the office space on March 31, 2015 and the effective date of the early termination is July 31, 2016. Prior to exercising our early termination option, the leases had been scheduled to expire in July 2021; and

•	Implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the Company and subleasing a floor of a corporate facility.

We do not expect significant future restructuring charges related to our first quarter 2015 restructuring activities. The total amount incurred for restructuring, exclusive of asset impairments incurred by reportable segment (on an allocated basis) and expense type is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Redbox
Severance	$3,701	$534
Lease termination costs (excluding related asset impairments)	4,567	—
Total Redbox restructuring costs	8,268	534
Coinstar
Severance	492	23
Lease termination costs (excluding related asset impairments)	24	—
Total Coinstar restructuring costs	516	23
ecoATM
Severance	127	—
Lease termination costs (excluding related asset impairments)	—	—
Total ecoATM restructuring costs	127	—
Total restructuring costs in continuing operations	8,911	557
Restructuring costs in discontinued operations	522	557
Total restructuring costs	$9,433	$1,114

During the first quarter of 2015, we recognized $16.4 million in charges in connection with our restructuring and early lease termination including $6.9 million in impairments of lease related assets, and $9.4 million in restructuring costs, which include severance and lease termination costs.

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Restructuring costs	$9,433	$1,114
Impairment of lease related assets (see Note 5)	6,940	—
Total restructuring and lease termination costs	16,373	1,114
Less: restructuring costs included in discontinued operations	(522)	(557)
Restructuring and lease termination costs from continuing operations	$15,851	$557
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs	Other
Beginning Balance - January 1, 2015	$—	$—	$—
Costs charged to expense	4,451	4,669	313
Costs paid or otherwise settled	(1,752)	(2,614)	—
Ending Balance - March 31, 2015	$2,699	$2,055	$313

Note 12: Discontinued Operations
Summary Financial Information
On January 23, 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the company's performance expectations. We believe this represents a strategic shift which has a major effect on our operations as it represents a significant geographical area for our Redbox segment and the losses generated were significant to our total operations. On March 31, 2015, we completed the disposal of the Redbox Canada operations. As a result, we updated certain estimates used in the preparation of the financial statements and the remaining value of the content library and certain capitalized property and equipment consisting primarily of installation costs were amortized over the wind-down period ending March 31, 2015. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income.
In addition to Redbox Canada, 2014 discontinued operations includes a $1.2 million pretax loss from operations and a $0.5 million income tax benefit related to the wind-down process of certain new ventures that were discontinued during 2013. Continuing cash flows from the wind-down process were not material. Total loss on discontinued operations is as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Redbox Canada	$(6,556)	$(3,720)
Certain new ventures	—	(711)
Net loss on discontinued operations	$(6,556)	$(4,431)
Redbox Canada
The disposition and operating results of Redbox Canada are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$1,557	$2,607
Direct operating	4,269	4,593
Marketing	129	604
General and administrative	119	236
Restructuring and lease termination costs	522	—
Depreciation and other	5,858	1,153
Amortization of intangible assets	44	6
Other expense, net	(4,495)	(1,093)
Pretax loss of discontinued operations related to major classes of pretax loss	(13,879)	(5,078)
Income tax benefit(1)	7,323	1,358
Net loss on discontinued operations	$(6,556)	$(3,720)

(1)	The income tax benefit for the three months ended March 31, 2015 includes a benefit on the rate differential between the U.S. and Canada.

We estimate the cash expenditures after March 31, 2015 related to the disposition of Redbox Canada to be approximately $1.0 million. Significant operating and investing cash flows of Redbox Canada were as follows:

	Three Months Ended
	March 31,
Dollars in thousands	2015	2014
Net loss on discontinued operations	$(6,556)	$(3,720)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,902	1,159
Content library	3,064	469
Prepaid and other current assets	544	146
Accounts payable	(1,621)	(966)
Accrued payables to retailers	(155)	152
Other accrued liabilities	(32)	336
Net cash flows from operating activities	$1,146	$(2,424)
Investing activities:
Purchase of property, plant and equipment	(278)	(2,766)
Total cash flows used in investing activities	$(278)	$(2,766)

Note 13: Earnings Per Share

Beginning in the first quarter of 2015, we began applying the two-class method of calculating basic and diluted earnings per share (the "Two-Class Method") as it became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards as a percentage of total common shares outstanding.
The Two-Class Method is an earnings allocation formula that treats a participating security, as having rights to earnings that otherwise would have been available to common shareholders and assumes all earnings for the period are distributed. Our unvested restricted stock awards granted are participating securities as they entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.
Our calculation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
In thousands, except per share data	2015	2014
Numerator
Income from continuing operations	$42,155	$27,606
Loss from discontinued operations	(6,556)	(4,431)
Net income	$35,599	$23,175

Distributed income from continuing operations to common shares	$5,454	$—
Distributed income from continuing operations to participating shares	148	—
Total distributed income from continuing operations	$5,602	$—

Undistributed income from continuing operations to common shares	$35,321	$26,860
Undistributed income from continuing operations to participating shares	1,232	746
Total undistributed income from continuing operations	$36,553	$27,606

Income from continuing operations to common shares - basic	$40,775	$26,860
Undistributed income from continuing operations allocated to participating shares	1,232	746
Undistributed income from continuing operations reallocated to participating shares	(1,231)	(727)
Income from continuing operations to common shares - diluted	$40,776	$26,879

Denominator
Weighted average common shares - basic	18,269	23,944
Dilutive effect of share-based payment awards	17	112
Dilutive effect of convertible debt	—	519
Weighted average common shares - diluted(1)	18,286	24,575

Basic earnings (loss) per common share:
Continuing operations	$2.23	$1.12
Discontinued operations	(0.36)	(0.18)
Basic earnings per common share	$1.87	$0.94

Diluted earnings (loss) per common share:
Continuing operations	$2.23	$1.09
Discontinued operations	(0.36)	(0.18)
Diluted earnings per common share	$1.87	$0.91

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	3	156

(1)
Participating securities were included in the calculation of diluted earnings per share using the two-class method, as this calculation was more dilutive than the calculation using the treasury stock method.

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
Changes in our Organizational Structure
During the first quarter of 2015, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include product sampling kiosk concept SAMPLEit, are now included in the All Other reporting category in the reconciliation below as they do not meet quantitative thresholds to be reported as a separate segment. All goodwill previously allocated to the New Ventures segment has been allocated to the ecoATM segment.
Comparability of Segment Results
We have recast prior period results for the following:

•	Discontinued operations, consisting of our Redbox operations in Canada which we shut down during the first quarter of 2015. See Note 12: Discontinued Operations for further information; and

•	The addition of our ecoATM segment and an All Other reporting category, which we added during the first quarter of 2015.
Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results of operations, which consists of our Redbox, Coinstar and ecoATM segments, Corporate Unallocated expenses and All Other. All Other includes the results of other self-service concepts, which we regularly assess to determine whether continued funding or other alternatives are appropriate.

Dollars in thousands
Three Months Ended March 31, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$519,533	$69,330	$19,749	$24	$—	$608,636
Expenses:
Direct operating	342,935	37,263	22,806	1,191	989	405,184
Marketing	4,825	1,178	1,730	320	367	8,420
Research and development	—	—	1,456	(85)	713	2,084
General and administrative	33,735	7,795	1,968	2,507	2,551	48,556
Restructuring and lease termination costs (Note 11)	15,174	550	127	—	—	15,851
Segment operating income (loss)	122,864	22,544	(8,338)	(3,909)	(4,620)	128,541
Less: depreciation, amortization and other	(31,607)	(7,818)	(5,902)	(668)	—	(45,995)
Operating income (loss)	91,257	14,726	(14,240)	(4,577)	(4,620)	82,546
Loss from equity method investments, net	—	—	—	—	(132)	(132)
Interest expense, net	—	—	—	—	(12,071)	(12,071)
Other, net	—	—	—	—	(2,346)	(2,346)
Income (loss) from continuing operations before income taxes	$91,257	$14,726	$(14,240)	$(4,577)	$(19,169)	$67,997

Dollars in thousands
Three Months Ended March 31, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$513,049	$68,753	$15,946	$14	$—	$597,762
Expenses:
Direct operating	363,601	37,723	15,931	408	1,979	419,642
Marketing	4,460	1,006	668	161	698	6,993
Research and development	8	269	1,784	632	781	3,474
General and administrative	38,701	6,997	2,879	921	3,110	52,608
Restructuring and lease termination costs (Note 11)	534	23	—	—	—	557
Segment operating income (loss)	105,745	22,735	(5,316)	(2,108)	(6,568)	114,488
Less: depreciation, amortization and other	(39,404)	(8,563)	(3,712)	(105)	—	(51,784)
Operating income (loss)	66,341	14,172	(9,028)	(2,213)	(6,568)	62,704
Loss from equity method investments, net	—	—	—	—	(9,368)	(9,368)
Interest expense, net	—	—	—	—	(9,648)	(9,648)
Other, net	—	—	—	—	(648)	(648)
Income (loss) from continuing operations before income taxes	$66,341	$14,172	$(9,028)	$(2,213)	$(26,232)	$43,040
Significant Retailer Relationships
The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended
	March 31,
	2015	2014
Wal-Mart Stores Inc.	16.3%	15.3%
Walgreen Co.	14.3%	14.2%

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

Fair Value at March 31, 2015	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$8,589	$—	$—

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$916	$—	$—
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
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using market rates of approximately 6.000% and 5.875%, respectively, for similar high-yield debt at March 31, 2015. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, at March 31, 2015 and December 31, 2014, respectively. These estimated fair values for our senior unsecured notes due 2019 and 2021 were determined based on their stated terms, maturing on March 15, 2019 and June 15, 2021, respectively, and annual interest rates of 6.000% and 5.875%. The fair value estimate of our senior unsecured notes falls under Level 3 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

Note 16: Commitments and Contingencies
Lease Commitments
Operating Leases
During the first quarter of 2015, we made the following changes to our operating leases:

•
We early terminated our operating lease of certain floors of our Redbox headquarters and recognized the fair value of the ongoing lease payments and other related costs through the effective date of termination, July 31, 2016, as of the cease use date, March 31, 2015. See Note 11: Restructuring for additional information; and

•	We entered into a new operating lease of 16,085 square feet of office space in Woodland Hills, California which expires May 31, 2022.
As of March 31, 2015, our future minimum lease payments, net of sublease income are as follows:

Dollars in thousands	Operating Leases(1)
Remaining in 2015	$13,617
2016	17,193
2017	10,161
2018	6,374
2019	5,637
Thereafter	10,873
Total minimum lease commitments	63,855
Less: sublease income	(1,412)
Total minimum lease commitments, net	$62,443

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made no purchases in the three months ended March 31, 2015. As of March 31, 2015, our remaining commitment is $15.8 million under this arrangement.
We have also entered into other certain miscellaneous purchase agreements, which resulted in total purchase commitments of $22.2 million as of March 31, 2015.
Content License Agreements
On March 26, 2015, we entered into a revenue sharing agreement with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., (the "Warner Agreement") under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.
We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of March 31, 2015 is presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	2015	2016	2017
Warner	$206,110	$87,081	$98,237	$20,792
Lionsgate	123,376	69,699	53,677	—
Universal	111,085	102,550	8,535	—
Sony	95,934	95,934	—	—
Paramount	88,963	88,963	—	—
Fox	48,842	48,842	—	—
Total estimated commitments	$674,310	$493,069	$160,449	$20,792
Letters of Credit
As of March 31, 2015, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through October 2015, are used to collateralize certain obligations to third parties. As of March 31, 2015, no amounts were outstanding under these standby letter of credit agreements.
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

Note 17: Guarantor Subsidiaries
Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of March 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$145,914	$15,192	$36,828	$—	$197,934
Accounts receivable, net of allowances	2,490	29,356	4,798	—	36,644
Content library	—	172,162	338	—	172,500
Prepaid expenses and other current assets	24,630	24,513	745	(6,980)	42,908
Intercompany receivables	48,904	490,452	265	(539,621)	—
Total current assets	221,938	731,675	42,974	(546,601)	449,986
Property and equipment, net	123,224	246,045	16,279	—	385,548
Deferred income taxes	—	3,004	2,231	(3,004)	2,231
Goodwill and other intangible assets, net	249,713	370,932	—	—	620,645
Other long-term assets	6,250	1,108	293	—	7,651
Investment in related parties	960,644	18,217	—	(978,861)	—
Total assets	$1,561,769	$1,370,981	$61,777	$(1,528,466)	$1,466,061
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$15,770	$148,364	$1,202	$—	$165,336
Accrued payable to retailers	58,389	37,247	11,446	—	107,082
Other accrued liabilities	68,815	75,696	2,410	—	146,921
Current portion of long-term debt and other long-term liabilities	19,170	—	374	—	19,544
Deferred income taxes	—	27,906	—	(6,980)	20,926
Intercompany payables	410,845	100,963	27,813	(539,621)	—
Total current liabilities	572,989	390,176	43,245	(546,601)	459,809
Long-term debt and other long-term liabilities	866,637	20,161	291	—	887,089
Deferred income taxes	29,412	—	24	(3,004)	26,432
Total liabilities	1,469,038	410,337	43,560	(549,605)	1,373,330
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	587,738	225,729	12,393	(352,635)	473,225
Treasury stock	(1,033,424)	—	—	—	(1,033,424)
Retained earnings	539,274	734,915	2,423	(626,226)	650,386
Accumulated other comprehensive income (loss)	(857)	—	3,401	—	2,544
Total stockholders’ equity	92,731	960,644	18,217	(978,861)	92,731
Total liabilities and stockholders’ equity	$1,561,769	$1,370,981	$61,777	$(1,528,466)	$1,466,061

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$180,889	$17,939	$43,868	$—	$242,696
Accounts receivable, net of allowances	3,203	43,874	1,513	—	48,590
Content library	—	176,490	3,631	—	180,121
Prepaid expenses and other current assets	21,442	23,923	1,030	(6,558)	39,837
Intercompany receivables	40,762	467,181	—	(507,943)	—
Total current assets	246,296	729,407	50,042	(514,501)	511,244
Property and equipment, net	133,923	263,412	31,133	—	428,468
Deferred income taxes	—	—	11,378	—	11,378
Goodwill and other intangible assets, net	249,717	374,281	—	—	623,998
Other long-term assets	6,665	1,231	335	—	8,231
Investment in related parties	917,234	(5,114)	—	(912,120)	—
Total assets	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,899	$153,260	$2,474	$—	$168,633
Accrued payable to retailers	69,189	42,977	14,124	—	126,290
Other accrued liabilities	59,770	74,536	2,820	—	137,126
Current portion of long-term debt and other long-term liabilities	20,020	—	396	—	20,416
Deferred income taxes	—	27,961	29	(6,558)	21,432
Intercompany payables	309,932	121,015	76,996	(507,943)	—
Total current liabilities	471,810	419,749	96,839	(514,501)	473,897
Long-term debt and other long-term liabilities	949,588	22,946	1,135	—	973,669
Deferred income taxes	35,058	3,288	29	—	38,375
Total liabilities	1,456,456	445,983	98,003	(514,501)	1,485,941
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	588,105	225,729	12,393	(352,635)	473,592
Treasury stock	(996,293)	—	—	—	(996,293)
Retained earnings	506,360	691,505	(17,991)	(559,485)	620,389
Accumulated other comprehensive income (loss)	(793)	—	483	—	(310)
Total stockholders’ equity	97,379	917,234	(5,115)	(912,120)	97,378
Total liabilities and stockholders’ equity	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$58,810	$539,281	$10,545	$—	$608,636
Expenses:
Direct operating	33,726	366,411	5,047	—	405,184
Marketing	1,514	6,906	—	—	8,420
Research and development	(84)	2,168	—	—	2,084
General and administrative	12,056	36,295	205	—	48,556
Restructuring and lease termination costs	550	15,301	—	—	15,851
Depreciation and other	4,649	36,983	1,054	—	42,686
Amortization of intangible assets	3	3,306	—	—	3,309
Total expenses	52,414	467,370	6,306	—	526,090
Operating income	6,396	71,911	4,239	—	82,546
Other income (expense), net:
Loss from equity method investments, net	(132)	—	—	—	(132)
Interest income (expense), net	(12,396)	375	(50)	—	(12,071)
Other, net	2,436	(16)	(4,766)	—	(2,346)
Total other expense, net	(10,092)	359	(4,816)	—	(14,549)
Income (loss) from continuing operations before income taxes	(3,696)	72,270	(577)	—	67,997
Income tax benefit (expense)	(548)	(25,310)	16	—	(25,842)
Income (loss) from continuing operations	(4,244)	46,960	(561)	—	42,155
Income (loss) from discontinued operations, net of tax	1,524	(29,054)	20,974	—	(6,556)
Equity in income (loss) of subsidiaries	38,319	20,413	—	(58,732)	—
Net income (loss)	35,599	38,319	20,413	(58,732)	35,599
Foreign currency translation adjustment(1)	(64)	—	2,918	—	2,854
Comprehensive income (loss)	$35,535	$38,319	$23,331	$(58,732)	$38,453

(1)	Foreign currency translation adjustment had no tax effect in 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	Three Months Ended March 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$58,177	$528,994	$10,591	$—	$597,762
Expenses:
Direct operating	33,068	381,101	5,473	—	419,642
Marketing	1,127	5,810	56	—	6,993
Research and development	896	2,578	—	—	3,474
General and administrative	10,252	42,152	204	—	52,608
Restructuring and lease termination costs	23	534	—	—	557
Depreciation and other	9,102	37,740	1,100	—	47,942
Amortization of intangible assets	536	3,306	—	—	3,842
Total expenses	55,004	473,221	6,833	—	535,058
Operating income (loss)	3,173	55,773	3,758	—	62,704
Other income (expense), net:
Income (loss) from equity method investments, net	(224)	(9,144)	—	—	(9,368)
Interest income (expense), net	(9,631)	32	(49)	—	(9,648)
Other, net	1,607	64	(2,319)	—	(648)
Total other income (expense), net	(8,248)	(9,048)	(2,368)	—	(19,664)
Income (loss) from continuing operations before income taxes	(5,075)	46,725	1,390	—	43,040
Income tax benefit (expense)	2,328	(17,515)	(247)	—	(15,434)
Income (loss) from continuing operations	(2,747)	29,210	1,143	—	27,606
Loss from discontinued operations, net of tax	(709)	(147)	(3,575)	—	(4,431)
Equity in income (loss) of subsidiaries	26,631	(2,432)	—	(24,199)	—
Net income (loss)	23,175	26,631	(2,432)	(24,199)	23,175
Foreign currency translation adjustment(1)	(267)	—	1,142	—	875
Comprehensive income (loss)	$22,908	$26,631	$(1,290)	$(24,199)	$24,050

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$35,599	$38,319	$20,413	$(58,732)	$35,599
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	4,649	38,828	5,066	—	48,543
Amortization of intangible assets	3	3,306	44	—	3,353
Share-based payments expense	1,916	1,987	—	—	3,903
Windfall excess tax benefits related to share-based payments	(526)	—	—	—	(526)
Deferred income taxes	(6,070)	(6,347)	9,870	—	(2,547)
Restructuring and lease termination costs	136	1,544	—	—	1,680
Loss from equity method investments, net	132	—	—	—	132
Amortization of deferred financing fees and debt discount	693	—	—	—	693
Other	(149)	(322)	(727)	—	(1,198)
Equity in (income) losses of subsidiaries	(38,319)	(20,413)	—	58,732	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	712	14,518	(3,407)	—	11,823
Content library	—	6,663	3,293	—	9,956
Prepaid expenses and other current assets	(2,759)	(591)	244	—	(3,106)
Other assets	15	122	31	—	168
Accounts payable	2,895	1,202	(1,177)	—	2,920
Accrued payable to retailers	(10,800)	(5,730)	(1,911)	—	(18,441)
Other accrued liabilities	9,718	3,994	(592)		13,120
Net cash flows from (used in) operating activities(1)	(2,155)	77,080	31,147	—	106,072
Investing Activities:
Purchases of property and equipment	(5,607)	(14,721)	(381)	—	(20,709)
Proceeds from sale of property and equipment	—	123	—	—	123
Investments in and advances to affiliates	106,713	(65,229)	(41,484)	—	—
Net cash flows from (used in) investing activities(1)	101,106	(79,827)	(41,865)	—	(20,586)
Financing Activities:
Proceeds from new borrowing of Credit Facility	35,000	—	—	—	35,000
Principal payments on Credit Facility	(116,875)	—	—	—	(116,875)
Dividends paid (Note 19)	(5,602)	—	—	—	(5,602)
Repurchases of common stock	(40,708)	—	—	—	(40,708)
Principal payments on capital lease obligations and other debt	(3,143)	—	(102)	—	(3,245)
Windfall excess tax benefits related to share-based payments	526	—	—	—	526
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(3,088)	—	—	—	(3,088)
Net cash flows from (used in) financing activities(1)	(133,890)	—	(102)	—	(133,992)
Effect of exchange rate changes on cash	(36)	—	3,780	—	3,744
Increase (decrease) in cash and cash equivalents	(34,975)	(2,747)	(7,040)	—	(44,762)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$145,914	$15,192	$36,828	$—	$197,934

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$23,175	$26,631	$(2,432)	$(24,199)	$23,175
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	9,111	38,180	1,813	—	49,104
Amortization of intangible assets	536	3,312	—	—	3,848
Share-based payments expense	2,575	1,190	—	—	3,765
Windfall excess tax benefits related to share-based payments	(1,710)	—	—	—	(1,710)
Deferred income taxes	2,927	(11,261)	(1,230)	—	(9,564)
Loss (income) from equity method investments, net	224	9,144	—	—	9,368
Amortization of deferred financing fees and debt discount	1,306	—	—	—	1,306
Other	(130)	(11)	17	—	(124)
Equity in (income) losses of subsidiaries	(26,631)	2,432	—	24,199	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	609	(6,532)	(29)	—	(5,952)
Content library	36	19,373	572	—	19,981
Prepaid expenses and other current assets	47,126	(439)	281	(13)	46,955
Other assets	14	431	(8)	—	437
Accounts payable	(1,276)	(25,159)	(955)	—	(27,390)
Accrued payable to retailers	(7,642)	(8,213)	370	—	(15,485)
Other accrued liabilities	(13,179)	9,612	427	13	(3,127)
Net cash flows from (used in) operating activities(1)	37,071	58,690	(1,174)	—	94,587
Investing Activities:
Purchases of property and equipment	(9,239)	(15,316)	(2,385)	—	(26,940)
Proceeds from sale of property and equipment	—	831	—	—	831
Cash paid for equity investments	—	(10,500)	—	—	(10,500)
Investments in and advances to affiliates	31,807	(31,385)	(422)	—	—
Net cash flows from (used in) investing activities(1)	22,568	(56,370)	(2,807)	—	(36,609)
Financing Activities:
Proceeds from new borrowing on Credit Facility	275,000	—	—	—	275,000
Principal payments on Credit Facility	(29,375)	—	—	—	(29,375)
Conversion of convertible debt	(4)	—	—	—	(4)
Repurchases of common stock	(421,067)	—	—	—	(421,067)
Principal payments on capital lease obligations and other debt	(3,602)	(3)	(92)	—	(3,697)
Windfall excess tax benefits related to share-based payments	1,710	—	—	—	1,710
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,588)	—	—	—	(1,588)
Net cash flows from (used in) financing activities(1)	(178,926)	(3)	(92)	—	(179,021)
Effect of exchange rate changes on cash	(267)	—	1,419	—	1,152
Increase (decrease) in cash and cash equivalents	(119,554)	2,317	(2,654)	—	(119,891)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$195,696	$11,956	$43,894	$—	$251,546

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. The first quarter of 2014 also includes the wind-down process of certain new ventures that were discontinued during 2013. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

Note 18: Income Taxes From Continuing Operations
Our effective tax rate from continuing operations was 38.0% and 35.9% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate for the three months ended March 31, 2015 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes and the recording of valuation allowances related to capital loss carryforwards in Canada, offset partially by the Domestic Production Activities Deduction. Our effective tax rate for the three months ended March 31, 2014 was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes partially offset by discrete benefits.
Note 19: Dividends
On February 3, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on March 3, 2015. The dividend was paid on March 18, 2015 and totaled $5.6 million including $0.2 million paid to recipients of unvested restricted stock awards, which participate in earnings on a basis equivalent to the dividends paid to holders of common stock. See Note 13: Earnings Per Share for additional information.
Note 20: Subsequent Event
On May 5, 2015, our board of directors declared a quarterly cash dividend of $0.30 per share expected to be paid on June 23, 2015, to all stockholders of record as of the close of business on June 9, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Except for the consolidated historical information, the following discussion contains forward-looking statements that involve risks and uncertainties, such as our objectives, expectations and intentions. Our actual results could differ materially from results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and those discussed under “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”). Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report and in our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 65,410 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. While we are focused on four consumer sectors: Entertainment, Money, Electronics, and Beauty & Consumer Packaged Goods, we also have an investment within the Health sector.
Core Offerings
We have three core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks, is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash and convert coins and paper bills to stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand.

•
Our ecoATM business segment ("ecoATM") is focused on the electronics consumer sector and provides self-service kiosks where consumers can recycle certain electronic devices for cash and generates revenue through the sale of devices collected at our kiosks to third parties.

Other Self-Service Concepts
In addition to our three reportable segments, we also conduct business activities through other self-service concepts, where we identify, evaluate, build or acquire and develop innovative new self-service concepts in the automated retail space. Currently, we are exploring in the marketplace our consumer product sampling kiosk concept SAMPLEit, in the Beauty and Consumer Packaged Goods sector. We regularly assess the performance of our concepts to determine whether continued funding or other alternatives are appropriate. The combined results of these concepts are included in the All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment.
Strategic Investments and Joint Venture
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the Health sector we have invested in Pursuant Health, Inc., formerly known as SoloHealth, Inc.
See Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements for more information.

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

We expect to grow revenue through attracting new customers, testing pricing strategies, improving the Blu-ray rental mix, and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and higher margin dollars per rental. Further, our customer management tools enable us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue.

While we have substantially completed the build out of our Redbox network in the U.S., we believe we can improve financial performance by redeploying underperforming kiosks to lower kiosk density or higher consumer-traffic areas. We also have retrofitted a significant percentage of our existing kiosks to provide increased capacity, which enables Redbox to retain discs in the kiosks longer without a material increase in product cost thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily title availability and demand at individual kiosk locations. From a financial perspective, we expect these strategies to help offset the expected secular decline in the physical rental market.

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

•
Scale and grow our ecoATM business to profitability. We are focused on strategically scaling our ecoATM business while also enhancing existing kiosk performance in order to drive the business to profitability. We expect to increase revenue through continued focus on placing new kiosks in attractive locations `and driving increased productivity at existing kiosks while also leveraging expenses as a percentage of revenue as the business scales. We plan to increase collections of devices and accelerate the ramp time of new kiosk installations in our mass merchant channel through targeted promotions and continuous marketing to customers in our key demographic segments.

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

Comparability of Results
We have recast prior period results to reflect the following:

•
Discontinued operations, consisting of our Redbox operations in Canada ("Redbox Canada"), which we shut down during the first quarter of 2015. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information;

•
Added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include our product sampling kiosk concept SAMPLEit, are now included in the All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements for additional information; and

•
Calculated basic and diluted earnings per share under the two-class method (the "Two-Class Method"). During the first quarter of 2015, the Two-Class Method became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards as a percentage of total common shares outstanding. See Note 13: Earnings Per Share in our Notes to Consolidated Financial Statements for additional information.

Recent Events
Subsequent Events
On May 5, 2015, our board of directors declared a quarterly cash dividend of $0.30 per share expected to be paid on June 23, 2015, to all stockholders of record as of the close of business on June 9, 2015.
Q1 2015 Events

•
On March 31, 2015, we completed the shutdown of the Redbox Canada operations as the business was not meeting performance expectations. The value of the content library and certain capitalized property and equipment consisting primarily of installation costs were amortized over the wind-down period ending on the disposal date of March 31, 2015. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information;

•
On March 31, 2015, we reduced the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. See Redbox results discussion and Note 11: Restructuring in our Notes to Consolidated Financial Statements for additional information;

•	On March 26, 2015, Redbox entered into a revenue sharing license agreement with Warner Home Video, a division of Warner Bros. Home Entertainment Inc. to license content through March 31, 2017;

•	On February 5, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.6 million; and

•
During the three months ended March 31, 2015, we repurchased 617,195 shares of our common stock at an average price of $65.96 per share for $40.7 million. See Note 9: Repurchases of Common Stock in our Notes to Consolidated Financial Statements for additional information.

Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended
	March 31,		Change
Dollars in thousands, except per share amounts	2015	2014	$	%
Revenue	$608,636	$597,762	$10,874	1.8%
Operating income	$82,546	$62,704	$19,842	31.6%
Income from continuing operations	$42,155	$27,606	$14,549	52.7%
Diluted earnings from continuing operations per common share	$2.23	$1.09	$1.14	104.6%
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Revenue increased $10.9 million, or 1.8%, primarily due to:

•
$6.5 million increase from our Redbox segment primarily due to a 0.7% increase in same store sales driven by the price increases for movie content implemented in December 2014, partially offset by lower box office of content released and fewer titles released during the first quarter of 2015;

•
$3.8 million increase from our ecoATM segment from the installation of 1,230 kiosks primarily in grocery locations during the second half of 2014 partially offset by a decrease in collections due to lower traffic experienced by our retail partners; and

•	$0.6 million increase from our Coinstar segment, primarily due to growth in our Coinstar Exchange installed kiosk base partially offset by lower volume in U.S. Coinstar kiosks.
Operating income increased $19.8 million, or 31.6%, primarily due to:

•	$24.9 million increase in operating income within our Redbox segment primarily due to:

◦	$20.7 million decrease in direct operating expenses driven primarily by lower product costs and rental volume;

◦	$7.8 million decrease in depreciation and amortization primarily from lower kiosk related depreciation;

◦	$6.5 million in revenue growth; and a

◦	$5.0 million decrease in general and administrative expenses driven by ongoing cost reduction initiatives; partially offset by

◦	$14.6 million increase in restructuring and lease termination costs related mainly to early lease termination of certain floors at our Redbox headquarters and severance costs.

•
$0.6 million increase in operating income within our Coinstar segment primarily due to $0.6 million increase in revenue and lower operating expenses including depreciation and amortization, direct operating and research and development offset by general administrative, restructuring and marketing expenses; and

•
$1.9 million decrease in share based expense not allocated to our segments primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; partially offset by

•
$5.2 million increase in operating loss within our ecoATM segment, primarily from $6.9 million increase in direct operating expenses related to the acquisition, transportation and processing of electronic devices and kiosk servicing costs and $2.2 million increase in depreciation and amortization from growth in our installed kiosk base as well as higher marketing costs from increased promotions, partially offset by a $3.8 million increase in revenue.

Income from continuing operations increased $14.5 million, or 52.7%, primarily due to:

•	$19.8 million increase in operating income as described above;

•	$9.2 million lower losses from equity method investments due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014; partially offset by

•	$10.4 million increase in income tax expense;

•	$2.4 million increase in interest expense primarily due to a shift in the composition of our debt to higher fixed rate debt, partially offset by lower borrowings; and

•	$1.7 million increase in other expenses primarily related to foreign exchange.
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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended
	March 31,		Change
Dollars in thousands	2015	2014	$	%
Direct operating	$989	$1,979	$(990)	(50.0)%
Marketing	367	698	(331)	(47.4)%
Research and development	713	781	(68)	(8.7)%
General and administrative	2,551	3,110	(559)	(18.0)%
Total	$4,620	$6,568	$(1,948)	(29.7)%

Unallocated share-based compensation expense decreased $1.9 million, or 29.7% during the three months ended March 31, 2015, due to rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013 and changes in the fair value of restricted stock awards granted. See Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

Segment Results
Our discussion and analysis that follows covers results of operations for our Redbox, Coinstar and ecoATM segments.
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
We also review same store sales for our Redbox and Coinstar segments, which we calculate on a location basis. Most of our locations have a single kiosk, but in locations with a high-performing kiosk, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year. We use the average selling price of value devices (non-scrap) sold, number of value devices sold and number of overall devices sold rather than same store sales for our ecoATM business because transactions at the kiosk are for product acquisition, not revenue.

Detailed financial information about our business segments, including our change in reportable segments in the first quarter of 2015 and significant customer relationships is provided in Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.

Redbox

	Three Months Ended
Dollars in thousands, except net revenue per rental amounts	March 31,		Change
	2015	2014	$	%
Revenue	$519,533	$513,049	$6,484	1.3%
Expenses:
Direct operating	342,935	363,601	(20,666)	(5.7)%
Marketing	4,825	4,460	365	8.2%
Research and development	—	8	(8)	(100.0)%
General and administrative	33,735	38,701	(4,966)	(12.8)%
Restructuring and lease termination costs	15,174	534	14,640	NM*
Segment operating income	122,864	105,745	17,119	16.2%
Less: depreciation and amortization	(31,607)	(39,404)	7,797	(19.8)%
Operating income	$91,257	$66,341	$24,916	37.6%
Operating income as a percentage of revenue	17.6%	12.9%
Same store sales growth	0.7%	0.9%
Effect on change in revenue from same store sales growth (decline)	$3,362	$4,715	$(1,353)	(28.7)%
Ending number of kiosks	41,960	42,800	(840)	(2.0)%
Total rentals (in thousands)	173,047	198,770	(25,723)	(12.9)%
Net revenue per rental	$3.00	$2.58	$0.42	16.3%

*	Not Meaningful
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
Q1 2015 Events

•
During the first quarter of 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the company's performance expectations. The results of Redbox Canada have been presented as discontinued operations on our Consolidated Statements of Comprehensive Income and are no longer included in segment operating results presented above. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information;

•
On March 31, as part of restructuring efforts, we reduced the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. In accordance with accounting for exit and disposal activities, we recorded pre-tax charges totaling $11.0 million at the cease use date, March 31, 2015. These charges include $4.4 million for the estimated fair value of our remaining lease obligations including an early termination penalty and $6.6 million in impairments of lease related assets. We have included these costs in restructuring and lease termination costs in our Consolidated Statements of Comprehensive Income; and

•
On March 26, 2015, we entered into a revenue sharing agreement (the "Warner Agreement") with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Revenue increased $6.5 million, or 1.3%, primarily due to the following:

•	$3.4 million increase from a 0.7% increase in same store sales primarily due to:

◦
Price increases - Implemented a 30 cent increase in the rental price for DVDs to $1.50 per day, effective December 2, 2014, a 50 cent increase in the rental price for Blu-ray Discs to $2.00 per day, effective December 2, 2014, and a $1.00 increase in the rental price for video games to $3.00 per day, effective January 6, 2015.

◦
The benefit from the price increases was partially offset by the negative impact on demand from fewer releases and lower box office of content released, lower demand from price-sensitive customers following the price increases and the impact from the expected secular decline in the market. Continued investment through the early stages of the price changes in customer-specific promotional offerings drove incremental revenue and lessened the impact of the demand decline. The total box office (representing titles with North American box office receipts of at least $5.0 million) of titles released during the first three months of 2015 decreased 29.3% and included 18% less or 8 fewer titles compared with the first three months of 2014. The net result of these factors contributed to a 12.9% decrease in rentals in the first three months of 2015.

•	$3.1 million in revenue from newly installed or relocated kiosks.
Net revenue per rental increased $0.42 to $3.00 primarily due to:

•	The impact of the increase in daily rental prices discussed above partially offset by an expected increase in single night rental activity as a result of the price increases; and

•
An increase in Blu-ray revenue which represented 18.2% of total revenue and 14.5% of total disc rentals during the first three months of 2015 as compared with 17.7% and 15.2% during the prior year. The increase in revenue due to the price increase was partially offset by decreases in rental volume due to fewer releases and a resulting lower availability of recent Blu-ray content in the first three months of 2015 compared with the prior year. Blu-ray rentals were also impacted by lower box office of content released, lower demand from price-sensitive customers and an expected increase in single night rental activity as discussed above; partially offset by

•
A decrease in video game revenue which represented 2.9% of total revenue and 1.1% of total disc rentals during the first three months of 2015 as compared with 3.4% and 1.4% during the prior year primarily due to continued under performance of titles released in the last three months of 2014 and consumer transition to new generation platforms. Video games also were impacted by lower demand from price-sensitive customers and an increase in single night rental activity driven by the price change.

Operating income increased $24.9 million, or 37.6%, primarily due to the following:

•	$20.7 million decrease in direct operating expenses, which were 66.0% of revenue during the first three months of 2015 as compared with 70.9% during the prior year primarily as a result of:

◦
$13.8 million decrease in product costs to $210.4 million primarily due to lower spending on content in the first three months of 2015 due to fewer releases primarily in January and a lower average cost per disc due to the mix of content that combined with the revenue impact discussed above increased gross margin 320 basis points to 59.5% during the first three months of 2015;

◦
Direct operating expenses were also impacted by lower credit card fees driven by the lower volume of rentals, lower supply chain costs due to cost containment and field optimization initiatives and lower wireless network charges tied to data usage under new contracts starting in January 2015, partially offset by higher retailer revenue sharing expenses due to higher revenue;

•
7.8 million decrease in depreciation and amortization expenses primarily due to the benefit from kiosk assets that are depreciated over three to five years becoming fully depreciated partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•	$6.5 million increase in revenue as described above; and

•
$5.0 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives and lower variable expenses associated with IT infrastructure costs, temporary staffing, legal and professional fees; partially offset by

•
$15.2 million of restructuring and lease termination charges incurred in the first three months of 2015, which included restructuring efforts surrounding our Redbox facility as discussed above and severance related expenses.

Coinstar

	Three Months Ended
Dollars in thousands, except average transaction size	March 31,		Change
	2015	2014	$	%
Revenue	$69,330	$68,753	$577	0.8%
Expenses:
Direct operating	37,263	37,723	(460)	(1.2)%
Marketing	1,178	1,006	172	17.1%
Research and development	—	269	(269)	(100.0)%
General and administrative	7,795	6,997	798	11.4%
Restructuring and lease termination costs (Note 11)	550	23	527	NM*
Segment operating income	22,544	22,735	(191)	(0.8)%
Less: Depreciation and amortization	(7,818)	(8,563)	745	(8.7)%
Operating income	$14,726	$14,172	$554	3.9%
Operating income as a percentage of revenue	21.2%	20.6%
Same store sales growth	0.8%	3.1%
Ending number of kiosks	21,220	21,000	220	1.0%
Total transactions (in thousands)	15,916	16,588	(672)	(4.1)%
Average transaction size	$42.49	$40.76	$1.73	4.2%

*	Not Meaningful
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Revenue increased $0.6 million, or 0.8%, primarily due to growth in the number of Coinstar Exchange kiosks and transactions partially offset by a decrease in Coinstar revenue in the U.S. due to a reduction in volume. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the U.K. in August 2014 was primarily offset by the unfavorable exchange rate impact on U.K. revenue due to the recent strengthening of the U.S. dollar versus the British pound. Same store sales growth was primarily flat as a result of these factors.
The average Coinstar transaction size continued to increase while the number of transactions have declined. The decline in transactions is the result of larger pours and less frequent visits and a slight decrease in the U.S. kiosk base year over year as a result of continued optimization efforts.
Operating income increased $0.6 million, or 3.9%, primarily due to the following:

•	$0.7 million decrease in depreciation and amortization expense primarily due to intangible assets related to customer contracts being fully amortized in August 2014;

•	$0.6 million increase in revenue as described above; and

•
$0.5 million decrease in direct operating expenses due to lower wireless charges tied to data usage under new contracts in 2015, improved transportation and processing efficiencies in our Coinstar business, partially offset by increased revenue sharing, selling and customer service costs to support higher revenues; partially offset by

•
$0.8 million increase in general and administrative expenses primarily due to an increase in technology costs, partially offset by a lower shared services costs related to professional fees, business taxes, temporary staffing and facilities expenses as a result of an overall reduction in organization costs; and

•	$0.5 million increase in allocated restructuring expenses related to the subleasing of certain corporate facilities and severance expense from our ongoing cost saving initiatives.

ecoATM

	Three Months Ended
Dollars in thousands, except average selling price of value devices sold	March 31,		Change
	2015	2014	$	%
Revenue	$19,749	$15,946	$3,803	23.8%
Expenses:
Direct operating	22,806	15,931	6,875	43.2%
Marketing	1,730	668	1,062	159.0%
Research and development	1,456	1,784	(328)	(18.4)%
General and administrative	1,968	2,879	(911)	(31.6)%
Restructuring and lease termination costs (Note 11)	127	—	127	NM*
Segment operating loss	(8,338)	(5,316)	(3,022)	56.8%
Less: depreciation and amortization	(5,902)	(3,712)	(2,190)	59.0%
Operating loss	$(14,240)	$(9,028)	$(5,212)	57.7%
Ending number of kiosks	2,140	910	1,230	135.2%
Average selling price of value devices sold	$60.28	$94.31	$(34.03)	(36.1)%
Number of value devices sold	317,134	166,940	150,194	90.0%
Number of overall devices sold	518,633	240,999	277,634	115.2%

*	Not Meaningful
Q1 2015 Events
During the first quarter of 2015, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, previously included in our New Ventures segment, are included in All Other as they do not meet quantitative thresholds to be reported as a separate segment. All goodwill previously allocated to the New Ventures segment has been allocated to the ecoATM segment.
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Revenue increased $3.8 million primarily due to the increase in the number of ecoATM installed kiosks. A majority of the growth in installs occurred during the second half of 2014 in the grocery channel. Relative to the mall and mass merchant channels, locations in the grocery channel typically are smaller in overall square footage and have less foot traffic. As a result, we expect ecoATM kiosks in the grocery channel to ramp at a slower rate and have lower collections relative to the mall and mass merchant kiosks.
Our key revenue drivers are devices collected per kiosk per day, and the percentage of those devices that are value devices, as well as the average selling price that we receive when reselling the devices. Our collections of value devices on a per kiosk basis were below those in the first quarter of last year as a result of lower transactions at our kiosks due to declines in consumer traffic at ecoATM locations and expanded alternative recycling options such as carrier promotions. This also impacted the mix of value devices collected and was the primary reason for the decline in our average selling price of value devices compared to the prior year.
While the decrease in retail foot traffic impacted our collection rates during the first quarter, we have seen increased traffic and collections following the quarter and expect those to return to historical levels over time. As we continue to expand our ecoATM installed kiosk base, we expect our revenue to grow from newly installed kiosks and the continued ramping of previously installed kiosks. Additionally, we expect our total expenses to increase due to operating these additional kiosks, but expect expenses as a percentage of revenue to decrease as the business scales. We continually review performance and the impact of device recycling trends such as value devices collected and the ASP on those devices, as well as kiosk installations on long term projections for purposes of assessing whether the reporting unit goodwill may be at risk of impairment.
Operating loss increased $5.2 million primarily due to the following;

•
$6.9 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of electronic devices, as well as costs for servicing kiosks and payments to retailers. As we install additional kiosks and existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•	$2.2 million increase in depreciation and amortization expense from depreciation on our increased installed ecoATM kiosk base; and

•	$1.1 million increase in marketing costs primarily due to costs to promote the ecoATM brand and additional headcount to support our installed ecoATM kiosk base; partially offset by

•	$3.8 million increase in revenue described above; and

•	$0.9 million decrease in general and administrative expense primarily from a reduction in headcount, lower data facilities costs, and lower temp staffing; and

•	$0.3 million decrease in research and development expense due to lower development costs on ecoATM kiosk hardware and software platforms.
Loss from Equity Method Investments
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
For the three months ended March 31, 2015, our loss from our equity method investments was $0.1 million compared to $9.4 million during the same period of 2014. The decrease in equity method losses is a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014. See Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements for more information.
Interest Expense, Net

Dollars in thousands	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Cash interest expense	$11,395	$8,362	$3,033	36.3%
Non-cash interest expense:
Amortization of debt discount	435	802	(367)	(45.8)%
Amortization of deferred financing fees	258	504	(246)	(48.8)%
Total non-cash interest expense	693	1,306	(613)	(46.9)%
Total interest expense	12,088	9,668	2,420	25.0%
Interest income	(17)	(20)	3	(15.0)%
Interest expense, net	$12,071	$9,648	$2,423	25.1%
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Interest expense, net increased $2.4 million, or 25.1%, primarily due to a shift in the composition of our debt to higher fixed rate debt, partially offset by lower borrowings. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.
Other, Net

Dollars in thousands	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Other, net	$(2,346)	$(648)	$(1,698)	262.0%
Comparing three months ended March 31, 2015 to three months ended March 31, 2014

Other, net increased by $1.7 million or 262.0%, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.

Income Tax Expense
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
Our effective tax rate from continuing operations was 38.0% and 35.9% for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate for the three months ended March 31, 2015 was higher than the U.S. Federal statutory rate of 35.0% due primarily to state income taxes and the recording of valuation allowances related to capital loss carryforwards in Canada, offset partially by the Domestic Production Activities Deduction. Our effective tax rate for the three months ended March 31, 2014 was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes partially offset by discrete benefits.
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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) restructuring costs (including severance and early lease termination costs and related impairment of assets) associated with actions to reduce costs in our continuing operations across the Company, ii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iii) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and iv) tax benefits related to a net operating loss adjustment ("Non-Core Adjustments").
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
Dollars in thousands	2015	2014	$	%
Net income from continuing operations	$42,155	$27,606	$14,549	52.7%
Depreciation, amortization and other	45,995	51,784	(5,789)	(11.2)%
Interest expense, net	12,071	9,648	2,423	25.1%
Income taxes	25,842	15,434	10,408	67.4%
Share-based payments expense(1)	3,941	3,765	176	4.7%
Adjusted EBITDA from continuing operations	130,004	108,237	21,767	20.1%
Non-Core Adjustments:
Restructuring costs	15,851	469	15,382	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	1,920	3,421	(1,501)	(43.9)%
Loss from equity method investments	132	9,368	(9,236)	(98.6)%
Core adjusted EBITDA from continuing operations	$147,907	$121,495	$26,412	21.7%

*	Not Meaningful
(1) Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended March 31, 2015 to three months ended March 31, 2014
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased segment operating income in our Redbox segment and lower losses from equity method investments as a result of our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2015. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

Core Diluted EPS from continuing operations
Our non-GAAP financial measure core diluted EPS from continuing operations is defined as diluted earnings per share from continuing operations utilizing the treasury stock method excluding non-core adjustments, net of applicable taxes.
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended
	March 31,		Change
	2015	2014	$	%
Diluted EPS from continuing operations per common share (two-class method)	$2.23	$1.09	$1.14	104.6%
Adjustment from participating securities allocation and share differential to treasury stock method(1)	0.05	0.02	0.03	150.0%
Diluted EPS from continuing operations (treasury stock method)	2.28	1.11	1.17	105.4%
Non-Core Adjustments, net of tax:(1)
Restructuring costs	0.52	0.01	0.51	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	0.07	0.11	(0.04)	(36.4)%
Loss from equity method investments	—	0.23	(0.23)	(100.0)%
Tax benefit from net operating loss adjustment	—	(0.04)	0.04	(100.0)%
Core diluted EPS from continuing operations	$2.87	$1.42	$1.45	102.1%

*	Not Meaningful
(1) Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
A reconciliation of amounts used in core diluted EPS from continuing operations table above is presented in the following table:

	Three Months Ended
	March 31,
In thousands	2015	2014
Income from continuing operations attributable to common shares	$40,776	$26,879
Add: income from continuing operations allocated to participating securities	1,379	727
Income from continuing operations	$42,155	$27,606

Weighted average diluted common shares	18,286	24,575
Add: diluted common equivalent shares of participating securities	184	200
Weighted average diluted shares	18,470	24,775
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

	Three Months Ended
	March 31,		Change
Dollars in thousands	2015	2014	$	%
Net cash provided by operating activities	$106,072	$94,587	$11,485	12.1%
Purchase of property and equipment	(20,709)	(26,940)	6,231	(23.1)%
Free cash flow	$85,363	$67,647	$17,716	26.2%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	March 31, 2015	December 31, 2014	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$650,000	$650,000	$—	—%
Term loans(1)	144,375	146,250	(1,875)	(1.3)%
Revolving line of credit	80,000	160,000	(80,000)	(50.0)%
Capital leases	12,652	15,391	(2,739)	(17.8)%
Total principal value of outstanding debt including capital leases	887,027	971,641	(84,614)	(8.7)%
Less domestic cash and cash equivalents held in financial institutions	(37,772)	(66,546)	28,774	(43.2)%
Net debt	849,255	905,095	(55,840)	(6.2)%
LTM Core adjusted EBITDA from continuing operations(2)	$523,232	$496,820	$26,412	5.3%
Net leverage ratio	1.62	1.82

*	Not Meaningful

(1)	See debt section of Liquidity and Capital Resources below and Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2)    LTM Core Adjusted EBITDA from continuing operations for the twelve months ended March 31, 2015 and December 31, 2014 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the three months ended March 31, 2015	$147,907
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014:
Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014 as reported in our Annual Report on Form 10-K for the period ended December 31, 2014(1)	480,497
Add: Core adjusted EBITDA loss from Redbox Canada operations for the twelve months ended December 31, 2014	16,323
Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014 as adjusted for discontinued operations	496,820
Less: Core adjusted EBITDA from continuing operations for the three months ended March 31, 2014	(121,495)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended March 31, 2015	$523,232
(1) Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014 is obtained from our Form 10-K for the period ended December 31, 2014, where it is reconciled to net income from continuing operations, the most comparable GAAP financial measure, and represents the LTM core adjusted EBITDA from continuing operations we use in our calculation of net leverage ratio as of December 31, 2014.

Liquidity and Capital Resources
We believe our existing cash, cash equivalents and amounts available to us under our Credit Facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox, Coinstar or ecoATM kiosks generate lower than anticipated revenue or operating results, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of service enhancements, the cost of developing potential new product service offerings, and enhancements, and cash required to fund potential future acquisitions, investment or capital returns to shareholders such as through share repurchases.
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $11.5 million primarily due to the following:

•	$12.4 million increase in net income to $35.6 million; and

•
$1.0 million decrease in net cash inflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, content library, accounts payable, other accrued liabilities, accrued payable to retailers, and accounts receivable, partially offset by

•	$2.0 million change in net non-cash income and expense included in net income.
Net Cash used in Investing Activities
We used $20.7 million of net cash in our investing activities primarily for the purchases of property and equipment for kiosks and corporate infrastructure.
Net Cash used in Financing Activities
We used $134.0 million of net cash from financing activities as follows:

•	$81.9 million in net payments for borrowings from our Credit Facility

•	$40.7 million for repurchases of our common stock;

•	$5.6 million for dividends paid;

•	$3.2 million to pay capital lease obligations and other debt; and

•	$3.1 million for withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of March 31, 2015, our cash and cash equivalent balance was $197.9 million, of which $68.7 million was identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of March 31, 2015
Principal	$350,000	$300,000	$144,375	$80,000	$874,375
Discount	(4,041)	(3,991)	(317)	—	(8,349)
Total	345,959	296,009	144,058	80,000	866,026
Less: current portion	—	—	(10,313)	—	(10,313)
Total long-term portion	$345,959	$296,009	$133,745	$80,000	$855,713
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of March 31, 2015, we were in compliance with the covenants of the related indenture.
Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "Senior Notes due 2021") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of March 31, 2015, we were in compliance with the covenants of the related indenture.
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
The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of March 31, 2015, the interest rate on amounts outstanding under the Credit Facility was 2.11% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$7,500
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$144,375

Letters of Credit
As of March 31, 2015, we had six irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through October 2015, are used to collateralize certain obligations to third parties. As of March 31, 2015, no amounts were outstanding under these standby letter of credit agreements.

Other Contingencies
Contractual Payment Obligations
During the first quarter the following significant changes occurred to our contractual obligations:
Operating Lease Obligations

•
We early terminated of operating leases of certain floors of our Redbox headquarters and recognized the fair value of the ongoing lease payments and other related costs through the effective date of termination, July 31, 2016, as of the cease use date, March 31, 2015. See Note 11: Restructuring for additional information; and

•	We entered into a new operating lease of 16,085 square feet of office space in Woodland Hills, California which expires May 31, 2022.
Content Agreement Obligations

•
On March 26, 2015, Redbox entered into a Kiosk Rental Revenue Sharing Terms Agreement (the “Agreement”) with Warner Home Video, a division of Warner Bros. Home Entertainment Inc. (“Warner Home Video”). Under the Agreement, Redbox will license theatrical and direct-to-video titles released by Warner Home Video and WB Animation through March 31, 2017. The Agreement maintains a 28-day window on such titles.

As of March 31, 2015, our contractual payment obligations are as follows:

Dollars in thousands	Total	Remaining in 2015	2016 & 2017	2018 & 2019	2020 & Beyond
Long-term debt and other(1)	$874,375	$87,500	$28,125	$18,750	$740,000
Contractual interest on long-term debt	194,156	28,969	77,250	38,625	49,312
Capital lease obligations	13,146	8,516	3,938	556	136
Operating lease obligations, net(2)	62,443	13,245	26,314	12,011	10,873
Purchase obligations(3)(4)	22,150	17,938	4,212	—	—
Asset retirement obligations	12,663	—	—	—	12,663
Content agreement obligations(3)	674,310	493,069	181,241	—	—
Retailer revenue share obligations	5,299	1,993	3,143	163	—
Total	$1,858,542	$651,230	$324,223	$70,105	$812,984

(1)	See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	Net of sublease income of $1.4 million. See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(3)	See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(4)
Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Outerwall, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Outerwall will pay NCR the difference between such aggregate amount and $25.0 million. As of March 31, 2015, the remaining commitment is $15.8 million under this agreement.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
There have been no material changes to the critical accounting policies previously disclosed in our 2014 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our reported market risks and risk management policies since the filing of our 2014 Form 10-K.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2015:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs(2)
1/1/15 - 1/31/15	1,487	$64.50	—	$163,655
2/1/15 - 2/28/15	276,264	$66.44	226,090	$398,656
3/1/15 - 3/31/15	392,244	$65.73	391,105	$373,286
	669,995		617,195

(1)
Includes 52,800 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)
On February 3, 2015, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.

On January 1, 2015, we issued 50,000 shares of unregistered restricted common stock to Paramount Home Entertainment Inc. (“Paramount”) as partial consideration for the extension of our existing revenue sharing license agreement with Paramount discussed in Note 10: Share-Based Payments and Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis, among other things, that: (1) Paramount represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Paramount represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

10.1*	2015 Incentive Compensation Plan for Executive Leaders.

10.2*	Outerwall Inc. 2011 Incentive Plan, as amended and restated on February 12, 2015.

10.3*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives on or after February 12, 2015.

10.4*	Letter Agreement between Outerwall Inc. and Donald Rench, dated February 12, 2015.

10.5*	Interim CEO Agreement between Outerwall Inc. and Nora M. Denzel, dated January 18, 2015.(1)

10.6*	Release of Claims Agreement between Outerwall Inc. and James Pinckney, dated March 6, 2015.(2)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2015 (File Number 000-22555).

(2)	Incorporated by reference to the Registrant’s Form 8-K/A filed on March 12, 2015 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
May 7, 2015