Form 10-Q
period 2015-06-30
OUTERWALL INC
filed 2015-07-30
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2015
Common Stock, $0.001 par value	18,127,265

OUTERWALL INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$237,708	$242,696
Accounts receivable, net of allowances of $979 and $2,223	33,432	48,590
Content library	146,556	180,121
Prepaid expenses and other current assets	60,064	39,837
Total current assets	477,760	511,244
Property and equipment, net	360,445	428,468
Deferred income taxes	2,480	11,378
Goodwill and other intangible assets, net (Note 6)	531,446	623,998
Other long-term assets	7,098	8,231
Total assets	$1,379,229	$1,583,319
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$147,209	$168,633
Accrued payable to retailers	114,815	126,290
Other accrued liabilities	134,566	137,126
Current portion of long-term debt and other long-term liabilities	18,490	20,416
Deferred income taxes	25,676	21,432
Total current liabilities	440,756	473,897
Long-term debt and other long-term liabilities	892,075	973,669
Deferred income taxes	22,237	38,375
Total liabilities	1,355,068	1,485,941
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,695,640 and 36,600,166 shares issued;
18,169,984 and 18,926,242 shares outstanding;	477,259	473,592
Treasury stock	(1,055,447)	(996,293)
Retained earnings	599,332	620,389
Accumulated other comprehensive income (loss)	3,017	(310)
Total stockholders’ equity	24,161	97,378
Total liabilities and stockholders’ equity	$1,379,229	$1,583,319

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$545,369	$546,527	$1,154,005	$1,144,289
Expenses:
Direct operating(1)	369,619	381,734	774,803	801,376
Marketing	8,047	9,136	16,467	16,129
Research and development	2,039	3,412	4,123	6,886
General and administrative	48,783	48,596	97,339	101,204
Restructuring and lease termination costs (Note 11)	—	—	15,851	557
Depreciation and other	45,174	47,812	87,860	95,754
Amortization of intangible assets	3,309	3,840	6,618	7,682
Goodwill impairment (Note 6)	85,890	—	85,890	—
Total expenses	562,861	494,530	1,088,951	1,029,588
Operating income (loss)	(17,492)	51,997	65,054	114,701
Other income (expense), net:
Loss from equity method investments, net (Note 7)	(133)	(10,541)	(265)	(19,909)
Interest expense, net	(12,183)	(12,932)	(24,254)	(22,580)
Other income (expense), net	642	1,614	(1,704)	966
Total other income (expense), net	(11,674)	(21,859)	(26,223)	(41,523)
Income (loss) from continuing operations before income taxes	(29,166)	30,138	38,831	73,178
Income tax expense	(18,185)	(6,305)	(44,027)	(21,739)
Income (loss) from continuing operations	(47,351)	23,833	(5,196)	51,439
Income (loss) from discontinued operations, net of tax (Note 12)	1,735	(2,080)	(4,821)	(6,511)
Net income (loss)	(45,616)	21,753	(10,017)	44,928
Foreign currency translation adjustment(2)	473	(336)	3,327	539
Comprehensive income (loss)	$(45,143)	$21,417	$(6,690)	$45,467

Income (loss) from continuing operations attributable to common shares (Note 13):
Basic	$(47,472)	$23,016	$(5,465)	$49,880
Diluted	$(47,472)	$23,036	$(5,465)	$49,918

Basic earnings (loss) per common share (Note 13):
Continuing operations	$(2.66)	$1.18	$(0.30)	$2.30
Discontinued operations	0.10	(0.11)	(0.27)	(0.30)
Basic earnings (loss) per common share	$(2.56)	$1.07	$(0.57)	$2.00

Diluted earnings (loss) per common share (Note 13):
Continuing operations	$(2.66)	$1.15	$(0.30)	$2.24
Discontinued operations	0.10	(0.10)	(0.27)	(0.29)
Diluted earnings (loss) per common share	$(2.56)	$1.05	$(0.57)	$1.95

Weighted average common shares used in basic and diluted per share calculations (Note 13):
Basic	17,848	19,541	18,057	21,730
Diluted	17,848	20,048	18,057	22,298

Dividends declared per common share (Note 19)	$0.30	$—	$0.60	$—

(1)
“Direct operating” excludes “Depreciation and other” of $29.6 million and $58.0 million for the three and six months ended June 30, 2015, respectively, and $31.4 million and $63.1 million for the three and six months ended June 30, 2014, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three and six months ended June 30, 2015 and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, March 31, 2015	18,498,978	$473,225	$(1,033,424)	$650,386	$2,544	$92,731
Proceeds from exercise of stock options, net	41,217	2,159	—	—	—	2,159
Adjustments related to tax withholding for share-based compensation	(2,425)	(173)	—	—	—	(173)
Share-based payments expense	(83,249)	2,048	—	—	—	2,048
Repurchases of common stock	(284,537)	—	(22,023)	—	—	(22,023)
Net loss	—	—	—	(45,616)	—	(45,616)
Dividends (Note 19)	—	—	—	(5,438)	—	(5,438)
Foreign currency translation adjustment(1)	—	—	—	—	473	473
Balance, June 30, 2015	18,169,984	$477,259	$(1,055,447)	$599,332	$3,017	$24,161

(1)	Foreign currency translation adjustment has no tax effect for the three months ended June 30, 2015.

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2014	18,926,242	$473,592	$(996,293)	$620,389	$(310)	$97,378
Proceeds from exercise of stock options, net	48,042	2,498	—	—	—	2,498
Adjustments related to tax withholding for share-based compensation	(55,225)	(3,699)	—	—	—	(3,699)
Share-based payments expense	152,657	4,710	3,577	—	—	8,287
Excess tax benefit on share-based compensation expense	—	158	—	—	—	158
Repurchases of common stock	(901,732)	—	(62,731)	—	—	(62,731)
Net loss	—	—	—	(10,017)	—	(10,017)
Dividends (Note 19)	—	—	—	(11,040)	—	(11,040)
Foreign currency translation adjustment(1)	—	—	—	—	3,327	3,327
Balance, June 30, 2015	18,169,984	$477,259	$(1,055,447)	$599,332	$3,017	$24,161

(1)	Foreign currency translation adjustment has no tax effect for the six months ended June 30, 2015.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Operating Activities:
Net income (loss)	$(45,616)	$21,753	$(10,017)	$44,928
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and other	45,174	49,154	93,718	98,258
Amortization of intangible assets	3,309	3,847	6,662	7,695
Share-based payments expense	3,289	3,079	7,192	6,844
Windfall excess tax benefits related to share-based payments	(160)	(243)	(686)	(1,953)
Deferred income taxes	(1,392)	(5,440)	(3,939)	(15,004)
Restructuring and lease termination costs(2)	—	—	1,680	—
Loss from equity method investments, net	133	10,541	265	19,909
Amortization of deferred financing fees and debt discount	692	1,216	1,385	2,522
Loss from early extinguishment of debt	—	1,963	—	1,963
Goodwill impairment (Note 6)	85,890	—	85,890	—
Other	383	(1,040)	(816)	(1,164)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	3,254	11,283	15,077	5,331
Content library	24,703	27,505	34,659	47,486
Prepaid expenses and other current assets	(18,976)	(24,952)	(22,082)	22,003
Other assets	154	599	322	1,036
Accounts payable	(20,617)	(43,605)	(17,697)	(70,995)
Accrued payable to retailers	6,931	8,762	(11,510)	(6,723)
Other accrued liabilities	(12,008)	(1,589)	1,112	(4,716)
Net cash flows from operating activities(1)	75,143	62,833	181,215	157,420
Investing Activities:
Purchases of property and equipment	(19,508)	(26,076)	(40,217)	(53,016)
Proceeds from sale of property and equipment	2,817	962	2,940	1,793
Cash paid for equity investments	—	—	—	(10,500)
Net cash flows used in investing activities(1)	(16,691)	(25,114)	(37,277)	(61,723)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	295,500	—	295,500
Proceeds from new borrowing on Credit Facility	77,000	230,000	112,000	505,000
Principal payments on Credit Facility	(68,875)	(505,000)	(185,750)	(534,375)
Financing costs associated with Credit Facility and senior unsecured notes	—	(2,082)	—	(2,082)
Settlement and conversion of convertible debt	—	(17,720)	—	(17,724)
Repurchases of common stock	(22,023)	(53,413)	(62,731)	(474,480)
Dividends paid (Note 19)	(5,417)	—	(11,019)	—
Principal payments on capital lease obligations and other debt	(3,033)	(3,384)	(6,278)	(7,081)
Windfall excess tax benefits related to share-based payments	160	243	686	1,953
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	1,887	563	(1,201)	(1,025)
Net cash flows used in financing activities(1)	(20,301)	(55,293)	(154,293)	(234,314)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Effect of exchange rate changes on cash	1,623	(746)	5,367	406
Change in cash and cash equivalents	39,774	(18,320)	(4,988)	(138,211)
Cash and cash equivalents:
Beginning of period	197,934	251,546	242,696	371,437
End of period	$237,708	$233,226	$237,708	$233,226
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,933	$3,198	$22,846	$17,210
Cash paid during the period for income taxes, net	$53,905	$32,853	$66,896	$9,189
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$257	$2,467	$977	$5,513
Purchases of property and equipment included in ending accounts payable	$2,411	$1,724	$4,436	$1,724
Common stock issued on conversion of callable convertible debt	$—	$12,715	$—	$12,715
Non-cash debt issue costs	$—	$6,069	$—	$6,069

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

(2)
The non-cash restructuring and lease termination costs in the six months ended June 30, 2015 of $1.7 million is composed of $6.9 million in impairments of lease related assets partially offset by a $5.2 million benefit resulting from the lease termination.

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1: Basis of Presentation and Principles of Consolidation
The unaudited consolidated financial information included herein has been prepared by Outerwall Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements of Outerwall Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to present fairly our consolidated financial position, results of operations, and cash flows for the periods presented. The financial information as of December 31, 2014, is derived from our 2014 Annual Report on Form 10-K and our Form 8-K filed on May 8, 2015. The consolidated financial statements included within this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K and in our Form 8-K filed on May 8, 2015.
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
Reclassifications
To be consistent with our 2015 reporting, the following have been retrospectively reported in our Consolidated Statements of Comprehensive Income (Loss) for all periods presented with no effect on net income, cash flows or stockholder's equity:

•	Results of our Redbox Canada operations which were discontinued during the first quarter of 2015. See Note 12: Discontinued Operations for additional information;

•	Restructuring and lease termination costs. See Note 11: Restructuring for additional information; and

•
Basic and diluted earnings per share as a result of applying the two-class method of calculating earnings per share (the “Two-Class Method”). During the first quarter of 2015, the Two-Class Method became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards (“participating securities”) as a percentage of total common shares outstanding. The impact of applying the Two-Class Method on both income from continuing operations and basic and diluted weighted average shares used to calculate earnings per common share is as follows:

	As Reported Under the Treasury Stock Method		Amount Allocated to Participating Securities		As Revised Under the Two-Class Method
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
In thousands, except per share data	June 30, 2014		June 30, 2014		June 30, 2014
Income from continuing operations used in basic per share calculation	$23,833	$51,439	$(817)	$(1,559)	$23,016	$49,880
Income from continuing operations used in diluted per share calculation	$23,833	$51,439	$(797)	$(1,521)	$23,036	$49,918
Weighted average shares used in basic per share calculation	19,541	21,730	—	—	19,541	21,730
Weighted average shares used in diluted per share calculation	20,181	22,488	(133)	(190)	20,048	22,298
Basic earnings per common share from continuing operations	$1.22	$2.37	$(0.04)	$(0.07)	$1.18	$2.30
Diluted earnings per common share from continuing operations	$1.18	$2.29	$(0.03)	$(0.05)	$1.15	$2.24
See Note 13: Earnings Per Share for additional information.

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
We adopted the provisions of ASU 2014-08 during the first quarter of 2015 and applied the guidance to our disposition of our Redbox operations in Canada (“Redbox Canada”). See Note 12: Discontinued Operations for additional information.
Accounting Pronouncements Not Yet Adopted
There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2014 Annual Report on Form 10-K, except for the following:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 sets forth a new revenue recognition model that requires identifying the contract, identifying the performance obligations, determining the transaction price, allocating the transaction price to performance obligations and recognizing the revenue upon satisfaction of performance obligations. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted to the original effective date of December 15, 2016. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently in the process of evaluating the impact of ASU 2014-09.
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
Note 2: Organization and Business
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. During the first quarter of 2015:

•
To align with a change in how our chief operating decision maker evaluates business performance, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include our product sampling kiosk concept SAMPLEit, are included in the All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information for additional information; and

•
We discontinued our Redbox operations in Canada as the business was not meeting our performance expectations. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income (Loss). See Note 12: Discontinued Operations for additional information.

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
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, convenience stores, financial institutions, malls and restaurants. Our kiosk and location counts as of June 30, 2015, are as follows:

	Kiosks	Locations
Redbox	41,340	33,840
Coinstar	21,140	19,950
ecoATM	2,260	2,020
All Other	90	90
Total	64,830	55,900
Note 3: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $237.7 million and $242.7 million at June 30, 2015, and December 31, 2014, respectively. Of this total, cash equivalents were $22.0 million and $0.9 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at June 30, 2015, and December 31, 2014, were $81.2 million and $81.7 million, respectively that we identified for settling our accrued payables to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at June 30, 2015, and December 31, 2014, were $62.6 million and $66.5 million, respectively in cash and cash equivalents held in financial institutions domestically and $13.3 million and $11.6 million, respectively in cash and cash equivalents held in foreign financial institutions.
Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	June 30, 2015	December 31, 2014
Spare parts	$14,600	$13,643
Licenses	6,632	5,881
Electronic devices inventory	6,034	5,259
Prepaid rent	1,126	1,446
DVD cases and labels	1,121	1,330
Income taxes receivable	19,924	113
Other	10,627	12,165
Total prepaid and other current assets	$60,064	$39,837

Other accrued liabilities consist of the following:

Dollars in thousands	June 30, 2015	December 31, 2014
Payroll related expenses	$36,537	$33,343
Studio revenue share and other content related expenses	26,528	23,226
Business taxes	18,043	21,629
Insurance	9,906	9,615
Deferred revenue	7,716	6,995
Accrued interest expense	6,970	6,974
Accrued early lease termination and sublease expenses	6,263	—
Service contract provider expenses	5,213	4,191
Deferred rent expense	3,925	6,162
Income taxes payable	267	9,463
Other	13,198	15,528
Total other accrued liabilities	$134,566	$137,126
Note 5: Property and Equipment

Dollars in thousands	June 30, 2015	December 31, 2014
Kiosks and components	$1,164,339	$1,165,925
Computers, servers, and software	196,280	200,915
Leasehold improvements	23,025	29,625
Office furniture and equipment	7,465	9,218
Vehicles	5,330	6,234
Property and equipment, at cost	1,396,439	1,411,917
Accumulated depreciation and amortization	(1,035,994)	(983,449)
Property and equipment, net	$360,445	$428,468
During the first half of 2015, we recognized impairment charges of $6.9 million in connection with our early lease termination. See Note 11: Restructuring for additional information.
Note 6: Goodwill and Other Intangible Assets
Goodwill

We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended June 30, 2015, it became evident that revenue and profitability trends in our ecoATM reporting unit were not being achieved as expected. For example collection rates, revenue and profitability on a per kiosk basis experienced declines versus prior periods and expected seasonal trends. As a result, we revised our internal expectations for future revenue growth and profitability lower than our previous estimates. This is primarily driven by certain challenges in an increasingly competitive industry which impact the per kiosk device collection, revenue and profitability expectations and the timing and installation of kiosks. Further, while these competitive challenges grew more acute during the second quarter, we also experienced the loss of a key executive at ecoATM. This led to an indication in the second quarter of 2015 that ecoATM’s fair value was more likely than not below its carrying value.

As a result, we performed the first step of the goodwill impairment test with the assistance of a third-party valuation specialist. The first step of the impairment test was completed by comparing the carrying value of ecoATM, including goodwill, to its fair value determined using a weighted combination of a discounted cash flow (“DCF”) income based approach and a guideline public company market based approach. The DCF methodology requires significant judgment in selecting appropriate inputs including the risk adjusted market cost of capital for the discount rate, the terminal growth rate and projections of future cash flows, all of which are inherently uncertain. The guideline public company method involves significant judgment in selecting the appropriate inputs including the peer company group, the selection of relevant multiples and the determination of a reasonable control premium. Due to these significant judgments, the fair value determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction. Completion of the first step of the impairment test determined that the carrying amount of ecoATM exceeded its fair value and that the second step of the impairment test needed to be performed.
Under the second step of the impairment test, we completed the process of estimating the fair value of ecoATM’s assets and liabilities, including intangible assets consisting of developed technology, trade name and covenants not to compete for the purpose of deriving an estimate of the implied fair value of goodwill. The estimate of the implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Significant assumptions used in measuring the value of these assets and liabilities included the discount rates and obsolescence rates used in valuing the intangible assets, and replacement costs for valuing the tangible assets. The inputs and assumptions used in our goodwill impairment test are classified as Level 3 inputs within the fair value hierarchy.

Based on the result of the second step of the goodwill impairment analysis, we recognized a non-cash, non-tax deductible charge for goodwill impairment of $85.9 million related to our ecoATM business segment.

As a result of the impairment recorded, the estimated fair value of the ecoATM reporting unit equals its carrying value. The estimate of ecoATM's fair value includes key assumptions with inherent uncertainty which may change in future periods and have a negative effect on the fair value resulting in potential future impairments, the most significant of which is our estimate of future cash flows predicated on estimated kiosks, revenue and profitability measures.

Gross amount of goodwill and accumulated impairment charges that we have recorded are as follows:

Dollars in thousands
Goodwill	$559,307
Accumulated impairment losses	(85,890)
Net goodwill at June 30, 2015	$473,417
A reconciliation of the beginning and ending carrying amounts of goodwill by segment is as follows:

Dollars in thousands	December 31, 2014	Goodwill Impairment	June 30, 2015
Redbox	$138,743	$—	$138,743
Coinstar	156,351	—	156,351
ecoATM	264,213	(85,890)	178,323
Total goodwill	$559,307	$(85,890)	$473,417

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	June 30, 2015	December 31, 2014
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(25,206)	(23,200)
Retailer relationships, net		28,089	30,095
Developed technology	5 years	34,000	34,000
Accumulated amortization		(13,033)	(9,633)
Developed technology, net		20,967	24,367
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(7,827)	(6,571)
Other, net		8,973	10,229
Total intangible assets, net		$58,029	$64,691
Amortization expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Retailer relationships	$1,003	$1,535	$2,006	$3,071
Developed technology	1,700	1,700	3,400	3,400
Other	606	612	1,256	1,224
Total amortization of intangible assets	3,309	3,847	6,662	7,695
Less: amortization included in discontinued operations	—	(7)	(44)	(13)
Total amortization of intangible assets from continuing operations	$3,309	$3,840	$6,618	$7,682
Assuming no future impairment, the expected future amortization as of June 30, 2015, is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2015	$2,006	$3,400	$1,182	$6,588
2016	4,012	6,800	2,281	13,093
2017	4,012	6,800	2,281	13,093
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
2020	4,012	—	407	4,419
Thereafter	6,023	—	357	6,380
Total expected amortization	$28,089	$20,967	$8,973	$58,029

Note 7: Equity Method Investments

We include our equity method investments within other long-term assets on our Consolidated Balance Sheets. As of June 30, 2015, our $1.2 million investment in Pursuant Health, Inc., formerly known as SoloHealth, Inc., representing approximately 10% ownership, was our only equity method investment.
Income (Loss) from Equity Method Investments

On October 19, 2014, Redbox and Verizon Ventures IV LLC, a wholly owned subsidiary of Verizon Communications Inc., entered into an agreement whereby we would withdraw from Redbox Instant™ by Verizon (the “Joint Venture”) effective October 20, 2014. Pursuant to the Withdrawal Agreement, all of Redbox’s rights under the Joint Venture’s operating agreement were extinguished for a total of $16.8 million, paid to Redbox, and no further capital contributions were required.
Loss from equity method investments within our Consolidated Statements of Comprehensive Income (Loss) is composed of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Proportionate share of net loss of equity method investees:
Joint Venture	$—	$(9,567)	$—	$(17,961)
Pursuant Health, Inc. (fka SoloHealth, Inc.)	(133)	(224)	(265)	(448)
Total proportionate share of net loss of equity method investees	(133)	(9,791)	(265)	(18,409)
Amortization of difference in carrying amount and underlying equity in Joint Venture	—	(750)	—	(1,500)
Total loss from equity method investments	$(133)	$(10,541)	$(265)	$(19,909)

Note 8: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2015:
Principal	$350,000	$300,000	$142,500	$90,000	$882,500
Discount	(3,786)	(3,830)	(298)	—	(7,914)
Total	346,214	296,170	$142,202	90,000	874,586	$9,876	$9,577	$16,526	$910,565
Less: current portion	—	—	(11,250)	—	(11,250)	(7,240)	—	—	(18,490)
Total long-term portion	$346,214	$296,170	$130,952	$90,000	$863,336	$2,636	$9,577	$16,526	$892,075

Unamortized deferred financing fees(1)	$572	$1,266	$—	$2,632	$4,470				$4,470

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	$145,915	160,000	947,467	$15,391	$13,576	$17,651	$994,085
Less: current portion	—	—	(9,390)	—	(9,390)	(11,026)	—	—	(20,416)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077	$4,365	$13,576	$17,651	$973,669

Unamortized deferred financing fees(1)	$649	$1,372	$—	$2,965	$4,986				$4,986

(1)	Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.
Interest Expense

Dollars in thousands	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cash interest expense	$11,499	$9,773	$22,894	$18,135
Non-cash interest expense:
Amortization of debt discount	434	753	869	1,555
Amortization of deferred financing fees	258	463	516	967
Total non-cash interest expense	692	1,216	1,385	2,522
Total cash and non-cash interest expense	12,191	10,989	24,279	20,657
Loss from early extinguishment of debt	—	1,963	—	1,963
Total interest expense	$12,191	$12,952	$24,279	$22,620
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of June 30, 2015, we were in compliance with the covenants of the related indenture.

Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “Senior Notes due 2021”) at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature.
During the second quarter of 2015, we registered the Senior Notes due 2021 and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) to allow holders to exchange the notes and related guarantees for the same principal amount of a new issue and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes are generally freely transferable under the Securities Act. The full principal amount of the Senior Notes due 2021 was exchanged for the Exchange Notes.
As of June 30, 2015, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto.
The New Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of June 30, 2015, the interest rate on amounts outstanding under the Credit Facility was 1.94% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$5,625
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$142,500

Note 9: Repurchases of Common Stock
Board Authorization
On February 3, 2015, the Board approved an additional stock repurchase authorization of up to $250.0 million of its common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.
Repurchases
In the six months ended June 30, 2015, we repurchased a total of 901,732 shares of our common stock, via open market repurchases and a 10b5-1 plan, with an average price per share of $69.57 for $62.7 million.

The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2015	$163,655
Additional board authorization	250,000
Proceeds from the exercise of stock options	2,498
Repurchase of common stock from open market	(62,731)
Authorized repurchase - as of June 30, 2015	$353,422
Note 10: Share-Based Payments
We currently grant share-based awards to our executives, non-employee directors and employees under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Share-based payments expense:
Share-based compensation - stock options	$40	$223	$181	$456
Share-based compensation - restricted stock	2,039	3,443	4,598	6,357
Share-based payments for content arrangements	1,241	(587)	2,482	31
Total share-based payments expense	$3,320	$3,079	$7,261	$6,844
Tax benefit on share-based payments expense	$1,289	$1,182	$2,807	$2,627

	June 30, 2015
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$248	1.4 years
Share-based compensation - restricted stock	21,968	2.6 years
Share-based payments for content arrangements	2,135	0.5 years
Total unrecognized share-based payments expense	$24,351
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2015:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2014	128	$52.59
Granted	—	—
Exercised	(48)	52.00
Canceled, expired, or forfeited	(24)	53.99
Outstanding, June 30, 2015	56	52.48

Certain information regarding stock options outstanding as of June 30, 2015, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	56	40
Weighted average per share exercise price	$52.48	$51.79
Aggregate intrinsic value	$1,320	$972
Weighted average remaining contractual term (in years)	6.83	6.59
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
The following table presents a summary of restricted stock award activity for 2015:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2014	609	$62.35
Granted	277	56.53
Vested	(173)	59.46
Forfeited	(171)	60.71
Non-vested, June 30, 2015	542	61.00
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income (Loss) and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. During the first quarter of 2015, 50,000 shares of restricted stock were granted and immediately vested pursuant to a revenue sharing agreement with Paramount.
Information related to the shares of restricted stock granted as part of these agreements as of June 30, 2015, is as follows:

Whole shares	Granted	Vested	Unvested
Paramount(1)	350,000	350,000	—

(1)	Includes 95,000 shares that vested on January 1, 2015.

Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards is recognized net of forfeitures, and cash payments are made in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $2.9 million in expense associated with the issuance of rights to receive cash for the six months ended June 30, 2015. The expected future recognition of expense associated with the rights to receive cash as of June 30, 2015 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2015	$1,708
2016	2,893
2017	510
Remaining total expected expense	$5,111

Note 11: Restructuring
During the first quarter of 2015, we recorded restructuring charges arising from the following activities:

•	Discontinuing our Redbox operations in Canada. The disposal was completed on March 31, 2015. See Note 12: Discontinued Operations for further information;

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

There were no significant restructuring charges in the second quarter of 2015 or 2014. The total amount incurred for restructuring, exclusive of asset impairments incurred by reportable segment (on an allocated basis) and expense type is as follows:

	Six Months Ended
	June 30,
Dollars in thousands	2015	2014
Redbox
Severance	$3,701	$534
Lease termination costs (excluding related asset impairments)	4,567	—
Total Redbox restructuring costs	8,268	534
Coinstar
Severance	492	23
Lease termination costs (excluding related asset impairments)	24	—
Total Coinstar restructuring costs	516	23
ecoATM
Severance	127	—
Lease termination costs (excluding related asset impairments)	—	—
Total ecoATM restructuring costs	127	—
Total restructuring costs in continuing operations	8,911	557
Restructuring costs in discontinued operations	522	590
Total restructuring costs	$9,433	$1,147

During the six months ended June 30, 2015, we recognized $16.4 million in charges in connection with our restructuring and early lease termination including $6.9 million in impairments of lease related assets, and $9.4 million in restructuring costs, which include severance and net lease termination costs.

	Six Months Ended
	June 30,
Dollars in thousands	2015	2014
Restructuring costs	$9,433	$1,147
Impairment of lease related assets (see Note 5)	6,940	—
Total restructuring and lease termination costs	16,373	1,147
Less: restructuring costs included in discontinued operations	(522)	(590)
Restructuring and lease termination costs from continuing operations	$15,851	$557
A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs	Other
Beginning Balance - January 1, 2015	$—	$—	$—
Costs charged to expense	4,451	4,669	313
Reclassification of deferred balances(1)	—	5,260	—
Costs paid or otherwise settled	(4,174)	(3,666)	(231)
Ending Balance - June 30, 2015	$277	$6,263	$82

(1)	Deferred rent liabilities related to the early lease termination that were reclassified to present the outstanding liability related to the terminated leases.

Note 12: Discontinued Operations
Summary Financial Information
On January 23, 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the company's performance expectations. This represents a strategic shift which has a major effect on our operations as it represents a significant geographical area for our Redbox segment and the losses generated were significant to our total operations. On March 31, 2015, we completed the disposal of the Redbox Canada operations. As a result, we updated certain estimates used in the preparation of the financial statements and the remaining value of the content library and certain capitalized property and equipment consisting primarily of installation costs were amortized over the wind-down period ending March 31, 2015. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income (Loss).
In addition to Redbox Canada, discontinued operations for the six months ended June 30, 2014 included a $1.3 million pretax loss from operations and a $0.5 million income tax benefit related to the wind-down process of certain new ventures that were discontinued during 2013. Continuing cash flows from the wind-down process were not material. Total loss on discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Redbox Canada	$1,735	$(2,023)	$(4,821)	$(5,743)
Certain new ventures	—	(57)	—	(768)
Net income (loss) on discontinued operations	$1,735	$(2,080)	$(4,821)	$(6,511)
Redbox Canada
The disposition and operating results of Redbox Canada are presented in discontinued operations in our Consolidated Statements of Comprehensive Income (Loss) for all periods presented. The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$—	$2,643	$1,557	$5,250
Direct operating	35	4,325	4,304	8,918
Marketing	(17)	647	112	1,251
General and administrative	35	378	154	614
Restructuring and lease termination costs	—	—	522	—
Depreciation and other	—	1,368	5,858	2,521
Amortization of intangible assets	—	7	44	13
Other income (expense), net	166	1,291	(4,329)	198
Pretax income (loss) of discontinued operations related to major classes of pretax loss	113	(2,791)	(13,766)	(7,869)
Income tax benefit(1)	1,622	768	8,945	2,126
Net income (loss) on discontinued operations	$1,735	$(2,023)	$(4,821)	$(5,743)

(1)	The income tax benefit for the six months ended June 30, 2015 includes a benefit on the rate differential between the U.S. and Canada.

Significant operating and investing cash flows of Redbox Canada were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Dollars in thousands	2015	2014	2015	2014
Income (loss) on discontinued operations	$1,735	$(2,023)	$(4,821)	$(5,743)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	1,375	5,902	2,534
Content library	148	(60)	3,212	409
Prepaid and other current assets	690	(117)	1,234	29
Accounts payable	(1,095)	115	(2,716)	(851)
Accrued payables to retailers	—	150	(155)	302
Other accrued liabilities	(585)	(360)	(617)	(24)
Net cash flows from (used in) operating activities	$893	$(920)	$2,039	$(3,344)
Investing activities:
Purchase of property, plant and equipment	—	(1,505)	(278)	(4,271)
Total cash flows used in investing activities	$—	$(1,505)	$(278)	$(4,271)

Note 13: Earnings Per Share

Beginning in the first quarter of 2015, we began applying the two-class method of calculating basic and diluted earnings per share (the “Two-Class Method”) as it became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards as a percentage of total common shares outstanding.
The Two-Class Method is an earnings allocation formula that treats a participating security, as having rights to earnings that otherwise would have been available to common shareholders and assumes all earnings for the period are distributed. Our unvested restricted stock awards granted are participating securities as they entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock. Due to our net loss position for the three and six month periods ended June 30, 2015, losses are not allocated to participating shares for the purpose of calculating basic and diluted EPS as restricted stock holders are not required to fund losses.
Basic and diluted weighted average shares were the same for the three and six month periods ended June 30, 2015, as the effects of potentially dilutive securities were antidilutive due to our net loss position. Our calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2015	2014	2015	2014
Numerator
Income (loss) from continuing operations	$(47,351)	$23,833	$(5,196)	$51,439
Income (loss) from discontinued operations, net of tax	1,735	(2,080)	(4,821)	(6,511)
Net income (loss)	$(45,616)	$21,753	$(10,017)	$44,928

Income (loss) from continuing operations	$(47,351)	$23,833	$(5,196)	$51,439
Dividends and undistributed income allocated to participating shares	(121)	(817)	(269)	(1,559)
Income (loss) from continuing operations to common shares - basic	(47,472)	23,016	(5,465)	49,880
Effect of reallocating undistributed income from continuing operations to participating shares	—	20	—	38
Income (loss) from continuing operations to common shares - diluted	$(47,472)	$23,036	$(5,465)	$49,918

Denominator
Weighted average common shares - basic	17,848	19,541	18,057	21,730
Dilutive effect of share-based payment awards	—	98	—	108
Dilutive effect of convertible debt	—	409	—	460
Weighted average common shares - diluted(1)	17,848	20,048	18,057	22,298

Basic earnings (loss) per common share:
Continuing operations	$(2.66)	$1.18	$(0.30)	$2.30
Discontinued operations	0.10	(0.11)	(0.27)	(0.30)
Basic earnings (loss) per common share	$(2.56)	$1.07	$(0.57)	$2.00

Diluted earnings (loss) per common share:
Continuing operations	$(2.66)	$1.15	$(0.30)	$2.24
Discontinued operations	0.10	(0.10)	(0.27)	(0.29)
Diluted earnings (loss) per common share	$(2.56)	$1.05	$(0.57)	$1.95

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	14	2	16	7

(1)
Participating securities were included in the calculation of diluted earnings per share using the two-class method, as this calculation was more dilutive than the calculation using the treasury stock method.

Note 14: Business Segments and Enterprise-Wide Information
Management, including our chief operating decision maker, who is our CEO, evaluates the performances of our business segments primarily on segment revenue and segment operating income (loss) before depreciation, amortization and other, and share-based compensation granted to executives, non-employee directors and employees (“segment operating income (loss)”). Segment operating income (loss) contains internally allocated costs of our shared service support functions, including but not limited to, corporate executive management, business development, sales, finance, legal, human resources, information technology and risk management. We also review depreciation and amortization allocated to each segment. Share-based payments expense related to share-based compensation granted to executives, non-employee directors and employees and expense related to the rights to receive cash issued in connection with our acquisition of ecoATM are not allocated to our segments and are included in the Corporate Unallocated column in the analysis and reconciliation below; however, share-based payments expense related to our content arrangements with certain movie studios has been allocated to our Redbox segment and is included within direct operating expenses. Our performance evaluation does not include segment assets.
Changes in our Organizational Structure
During the first quarter of 2015, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include product sampling kiosk concept SAMPLEit, are now included in the All Other reporting category in the reconciliation below as they do not meet quantitative thresholds to be reported as a separate segment. All goodwill previously allocated to the New Ventures segment has been allocated to the ecoATM segment. See Note 6: Goodwill and Other Intangible Assets for further information.
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

Dollars in thousands
Three Months Ended June 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$438,976	$80,279	$26,062	$52	$—	$545,369
Expenses:
Direct operating	301,444	39,358	27,227	1,078	512	369,619
Marketing	4,266	1,232	2,149	258	142	8,047
Research and development	—	—	1,549	1	489	2,039
General and administrative	34,336	7,768	2,094	2,644	1,941	48,783
Goodwill impairment (Note 6)	—	—	85,890	—	—	85,890
Segment operating income (loss)	98,930	31,921	(92,847)	(3,929)	(3,084)	30,991
Less: depreciation, amortization and other	(33,063)	(8,437)	(6,305)	(678)	—	(48,483)
Operating income (loss)	65,867	23,484	(99,152)	(4,607)	(3,084)	(17,492)
Loss from equity method investments, net	—	—	—	—	(133)	(133)
Interest expense, net	—	—	—	—	(12,183)	(12,183)
Other, net	—	—	—	—	642	642
Income (loss) from continuing operations before income taxes	$65,867	$23,484	$(99,152)	$(4,607)	$(14,758)	$(29,166)

Dollars in thousands
Three Months Ended June 30, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$442,838	$79,880	$23,799	$10	$—	$546,527
Expenses:
Direct operating	317,376	40,203	22,387	436	1,332	381,734
Marketing	5,533	1,557	927	220	899	9,136
Research and development	18	153	1,391	675	1,175	3,412
General and administrative	33,692	7,169	3,564	573	3,598	48,596
Segment operating income (loss)	86,219	30,798	(4,470)	(1,894)	(7,004)	103,649
Less: depreciation, amortization and other	(38,783)	(8,921)	(3,812)	(136)	—	(51,652)
Operating income (loss)	47,436	21,877	(8,282)	(2,030)	(7,004)	51,997
Loss from equity method investments, net	—	—	—	—	(10,541)	(10,541)
Interest expense, net	—	—	—	—	(12,932)	(12,932)
Other, net	—	—	—	—	1,614	1,614
Income (loss) from continuing operations before income taxes	$47,436	$21,877	$(8,282)	$(2,030)	$(28,863)	$30,138

Dollars in thousands
Six Months Ended June 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$958,509	$149,609	$45,811	$76	$—	$1,154,005
Expenses:
Direct operating	644,379	76,621	50,033	2,269	1,501	774,803
Marketing	9,091	2,410	3,879	578	509	16,467
Research and development	—	—	3,005	(84)	1,202	4,123
General and administrative	68,071	15,563	4,062	5,151	4,492	97,339
Restructuring and lease termination costs (Note 11)	15,174	550	127	—	—	15,851
Goodwill impairment (Note 6)	—	—	85,890	—	—	85,890
Segment operating income (loss)	221,794	54,465	(101,185)	(7,838)	(7,704)	159,532
Less: depreciation, amortization and other	(64,670)	(16,255)	(12,207)	(1,346)	—	(94,478)
Operating income (loss)	157,124	38,210	(113,392)	(9,184)	(7,704)	65,054
Loss from equity method investments, net	—	—	—	—	(265)	(265)
Interest expense, net	—	—	—	—	(24,254)	(24,254)
Other, net	—	—	—	—	(1,704)	(1,704)
Income (loss) from continuing operations before income taxes	$157,124	$38,210	$(113,392)	$(9,184)	$(33,927)	$38,831

Dollars in thousands
Six Months Ended June 30, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$955,887	$148,633	$39,745	$24	$—	$1,144,289
Expenses:
Direct operating	680,977	77,926	38,318	844	3,311	801,376
Marketing	9,993	2,563	1,595	381	1,597	16,129
Research and development	26	422	3,175	1,307	1,956	6,886
General and administrative	72,393	14,166	6,443	1,494	6,708	101,204
Restructuring and lease termination costs (Note 11)	534	23	—	—	—	557
Segment operating income (loss)	191,964	53,533	(9,786)	(4,002)	(13,572)	218,137
Less: depreciation, amortization and other	(78,187)	(17,484)	(7,524)	(241)	—	(103,436)
Operating income (loss)	113,777	36,049	(17,310)	(4,243)	(13,572)	114,701
Loss from equity method investments, net	—	—	—	—	(19,909)	(19,909)
Interest expense, net	—	—	—	—	(22,580)	(22,580)
Other, net	—	—	—	—	966	966
Income (loss) from continuing operations before income taxes	$113,777	$36,049	$(17,310)	$(4,243)	$(55,095)	$73,178
Significant Retailer Relationships
The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Wal-Mart Stores Inc.	16.4%	15.1%	16.4%	15.2%
Walgreen Co.	13.5%	13.7%	14.0%	14.0%
The Kroger Company	10.0%	9.9%	9.9%	9.8%
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

Fair Value at June 30, 2015	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$22,012	$—	$—

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$916	$—	$—
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
For more information regarding the goodwill impairment charge recognized in the three months ended June 30, 2015, and the related fair value, see Note 6: Goodwill and Other Intangible Assets.
Fair Value of Other Financial Instruments
The carrying value of our term loans approximates their fair value and falls under Level 2 of the fair value hierarchy.
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using quoted market prices by independent dealers. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, at June 30, 2015 and December 31, 2014, respectively. The fair value estimate of our senior unsecured notes falls under Level 2 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

Note 16: Commitments and Contingencies
Lease Commitments
Operating Leases
During the first half of 2015, we made the following changes to our operating leases:

•
We early terminated our operating lease of certain floors of our Redbox headquarters and recognized the fair value of the ongoing lease payments and other related costs through the effective date of termination, July 31, 2016, as of the cease use date, March 31, 2015. See Note 11: Restructuring for additional information; and

•	We entered into a new operating lease of 16,085 square feet of office space in Woodland Hills, California which expires May 31, 2022.
As of June 30, 2015, our future minimum lease payments, net of sublease income are as follows:

Dollars in thousands	Operating Leases(1)
Remaining in 2015	$8,875
2016	14,624
2017	10,718
2018	6,891
2019	6,123
Thereafter	11,682
Total minimum lease commitments	58,913
Less: sublease income	(1,955)
Total minimum lease commitments, net	$56,958

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered was to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made no purchases in the six months ended June 30, 2015. As of June 30, 2015, our remaining commitment is $15.8 million under this arrangement.
We have also entered into other certain miscellaneous purchase agreements in the normal course of business, which resulted in total purchase commitments of $41.9 million as of June 30, 2015.
Content License Agreements
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016. See Note 20: Subsequent Events for additional information.
On June 5, 2015, Redbox entered into an amendment to the existing April 22, 2010, agreement with Twentieth Century Fox Home Entertainment LLC (“Fox”) that maintains a 28-day window on Blu-ray Disc® and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox.
On March 26, 2015, we entered into a revenue sharing agreement with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., (the “Warner Agreement”) under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated commitments in relation to these agreements as of June 30, 2015, is presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	Remaining in 2015	2016	2017
Fox	$224,013	$53,148	$106,134	$64,731
Warner	167,570	54,366	92,245	20,959
Lionsgate	91,707	44,225	47,482	—
Universal	45,806	37,952	7,854	—
Paramount	33,276	33,276	—	—
Sony(1)	19,821	19,821	—	—
Total estimated commitments	$582,193	$242,788	$253,715	$85,690

(1)
Subsequent to quarter end and not included in this table, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016. See Note 20: Subsequent Events for additional information.

Letters of Credit
As of June 30, 2015, we had five irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through May 2016, are used to collateralize certain obligations to third parties. As of June 30, 2015, no amounts were outstanding under these standby letter of credit agreements.
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

Note 17: Guarantor Subsidiaries
Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$171,245	$23,961	$42,502	$—	$237,708
Accounts receivable, net of allowances	3,558	29,103	771	—	33,432
Content library	—	146,348	208	—	146,556
Prepaid expenses and other current assets	36,874	26,083	1,129	(4,022)	60,064
Intercompany receivables	30,171	541,671	428	(572,270)	—
Total current assets	241,848	767,166	45,038	(576,292)	477,760
Property and equipment, net	112,823	231,284	16,338	—	360,445
Deferred income taxes	—	4,890	2,480	(4,890)	2,480
Goodwill and other intangible assets, net	249,709	281,737	—	—	531,446
Other long-term assets	5,828	985	285	—	7,098
Investment in related parties	916,223	30,486	—	(946,709)	—
Total assets	$1,526,431	$1,316,548	$64,141	$(1,527,891)	$1,379,229
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,845	$136,143	$221	$—	$147,209
Accrued payable to retailers	69,668	32,295	12,852	—	114,815
Other accrued liabilities	57,665	72,296	2,064	2,541	134,566
Current portion of long-term debt and other long-term liabilities	18,116	—	374	—	18,490
Deferred income taxes	—	32,239	—	(6,563)	25,676
Intercompany payables	445,218	109,170	17,882	(572,270)	—
Total current liabilities	601,512	382,143	33,393	(576,292)	440,756
Long-term debt and other long-term liabilities	873,656	18,182	237	—	892,075
Deferred income taxes	27,102	—	25	(4,890)	22,237
Total liabilities	1,502,270	400,325	33,655	(581,182)	1,355,068
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	591,772	234,729	18,393	(367,635)	477,259
Treasury stock	(1,055,447)	—	—	—	(1,055,447)
Retained earnings	488,055	681,494	8,857	(579,074)	599,332
Accumulated other comprehensive income (loss)	(219)	—	3,236	—	3,017
Total stockholders’ equity	24,161	916,223	30,486	(946,709)	24,161
Total liabilities and stockholders’ equity	$1,526,431	$1,316,548	$64,141	$(1,527,891)	$1,379,229

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$180,889	$17,939	$43,868	$—	$242,696
Accounts receivable, net of allowances	3,203	43,874	1,513	—	48,590
Content library	—	176,490	3,631	—	180,121
Prepaid expenses and other current assets	21,442	23,923	1,030	(6,558)	39,837
Intercompany receivables	40,762	467,181	—	(507,943)	—
Total current assets	246,296	729,407	50,042	(514,501)	511,244
Property and equipment, net	133,923	263,412	31,133	—	428,468
Deferred income taxes	—	—	11,378	—	11,378
Goodwill and other intangible assets, net	249,717	374,281	—	—	623,998
Other long-term assets	6,665	1,231	335	—	8,231
Investment in related parties	917,234	(5,114)	—	(912,120)	—
Total assets	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,899	$153,260	$2,474	$—	$168,633
Accrued payable to retailers	69,189	42,977	14,124	—	126,290
Other accrued liabilities	59,770	74,536	2,820	—	137,126
Current portion of long-term debt and other long-term liabilities	20,020	—	396	—	20,416
Deferred income taxes	—	27,961	29	(6,558)	21,432
Intercompany payables	309,932	121,015	76,996	(507,943)	—
Total current liabilities	471,810	419,749	96,839	(514,501)	473,897
Long-term debt and other long-term liabilities	949,588	22,946	1,135	—	973,669
Deferred income taxes	35,058	3,288	29	—	38,375
Total liabilities	1,456,456	445,983	98,003	(514,501)	1,485,941
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	588,105	225,729	12,393	(352,635)	473,592
Treasury stock	(996,293)	—	—	—	(996,293)
Retained earnings	506,360	691,505	(17,991)	(559,485)	620,389
Accumulated other comprehensive income (loss)	(793)	—	483	—	(310)
Total stockholders’ equity	97,379	917,234	(5,115)	(912,120)	97,378
Total liabilities and stockholders’ equity	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Three Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$68,687	$465,039	$11,643	$—	$545,369
Expenses:
Direct operating	35,397	328,952	5,270	—	369,619
Marketing	1,477	6,543	27	—	8,047
Research and development	1	2,038	—	—	2,039
General and administrative	11,767	36,820	196	—	48,783
Depreciation and other	8,051	36,063	1,060	—	45,174
Amortization of intangible assets	4	3,305	—	—	3,309
Goodwill impairment (Note 6)	—	85,890	—	—	85,890
Total expenses	56,697	499,611	6,553	—	562,861
Operating income (loss)	11,990	(34,572)	5,090	—	(17,492)
Other income (expense), net:
Loss from equity method investments, net	(133)	—	—	—	(133)
Interest income (expense), net	(12,485)	317	(15)	—	(12,183)
Other, net	3,142	80	(2,580)	—	642
Total other income (expense), net	(9,476)	397	(2,595)	—	(11,674)
Income (loss) from continuing operations before income taxes	2,514	(34,175)	2,495	—	(29,166)
Income tax benefit (expense)	5,981	(23,736)	(430)	—	(18,185)
Income (loss) from continuing operations	8,495	(57,911)	2,065	—	(47,351)
Income (loss) from discontinued operations, net of tax	(856)	1,221	1,370	—	1,735
Equity in income (loss) of subsidiaries	(53,255)	3,435	—	49,820	—
Net income (loss)	(45,616)	(53,255)	3,435	49,820	(45,616)
Foreign currency translation adjustment(1)	638	—	(165)	—	473
Comprehensive income (loss)	$(44,978)	$(53,255)	$3,270	$49,820	$(45,143)

(1)	Foreign currency translation adjustment had no tax effect for the three months ended June 30, 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Three Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$68,085	$466,639	$11,803	$—	$546,527
Expenses:
Direct operating	35,401	340,591	5,742	—	381,734
Marketing	1,651	7,351	134	—	9,136
Research and development	832	2,580	—	—	3,412
General and administrative	10,365	37,995	236	—	48,596
Depreciation and other	9,469	37,221	1,122	—	47,812
Amortization of intangible assets	536	3,304	—	—	3,840
Total expenses	58,254	429,042	7,234	—	494,530
Operating income	9,831	37,597	4,569	—	51,997
Other income (expense), net:
Loss from equity method investments, net	(224)	(10,317)	—	—	(10,541)
Interest income (expense), net	(12,971)	91	(52)	—	(12,932)
Other, net	4,114	58	(2,558)	—	1,614
Total other expense, net	(9,081)	(10,168)	(2,610)	—	(21,859)
Income from continuing operations before income taxes	750	27,429	1,959	—	30,138
Income tax benefit (expense)	920	(6,935)	(290)	—	(6,305)
Income from continuing operations	1,670	20,494	1,669	—	23,833
Loss from discontinued operations, net of tax	(94)	(58)	(1,928)	—	(2,080)
Equity in income (loss) of subsidiaries	20,177	(259)	—	(19,918)	—
Net income (loss)	21,753	20,177	(259)	(19,918)	21,753
Foreign currency translation adjustment(1)	297	—	(633)	—	(336)
Comprehensive income (loss)	$22,050	$20,177	$(892)	$(19,918)	$21,417

(1)	Foreign currency translation adjustment had no tax effect for the three months ended June 30, 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Six Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$127,497	$1,004,320	$22,188	$—	$1,154,005
Expenses:
Direct operating	69,123	695,363	10,317	—	774,803
Marketing	2,991	13,449	27	—	16,467
Research and development	(83)	4,206	—	—	4,123
General and administrative	23,823	73,115	401	—	97,339
Restructuring and lease termination costs	551	15,300	—	—	15,851
Depreciation and other	12,700	73,046	2,114	—	87,860
Amortization of intangible assets	7	6,611	—	—	6,618
Goodwill impairment (Note 6)	—	85,890	—	—	85,890
Total expenses	109,112	966,980	12,859	—	1,088,951
Operating income	18,385	37,340	9,329	—	65,054
Other income (expense), net:
Loss from equity method investments, net	(265)	—	—	—	(265)
Interest income (expense), net	(24,881)	692	(65)	—	(24,254)
Other, net	5,578	64	(7,346)	—	(1,704)
Total other income (expense), net	(19,568)	756	(7,411)	—	(26,223)
Income (loss) from continuing operations before income taxes	(1,183)	38,096	1,918	—	38,831
Income tax benefit (expense)	5,433	(49,046)	(414)	—	(44,027)
Income (loss) from continuing operations	4,250	(10,950)	1,504	—	(5,196)
Income (loss) from discontinued operations, net of tax	668	(27,833)	22,344	—	(4,821)
Equity in income (loss) of subsidiaries	(14,935)	23,848	—	(8,913)	—
Net income (loss)	(10,017)	(14,935)	23,848	(8,913)	(10,017)
Foreign currency translation adjustment(1)	574	—	2,753	—	3,327
Comprehensive income (loss)	$(9,443)	$(14,935)	$26,601	$(8,913)	$(6,690)

(1)	Foreign currency translation adjustment had no tax effect for the six months ended June 30, 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Six Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$126,262	$995,633	$22,394	$—	$1,144,289
Expenses:
Direct operating	68,469	721,692	11,215	—	801,376
Marketing	2,778	13,161	190	—	16,129
Research and development	1,728	5,158	—	—	6,886
General and administrative	20,617	80,147	440	—	101,204
Restructuring and lease termination costs	23	534	—	—	557
Depreciation and other	18,571	74,961	2,222	—	95,754
Amortization of intangible assets	1,072	6,610	—	—	7,682
Total expenses	113,258	902,263	14,067	—	1,029,588
Operating income	13,004	93,370	8,327	—	114,701
Other income (expense), net:
Loss from equity method investments, net	(448)	(19,461)	—	—	(19,909)
Interest income (expense), net	(22,602)	123	(101)	—	(22,580)
Other, net	5,721	122	(4,877)	—	966
Total other expense, net	(17,329)	(19,216)	(4,978)	—	(41,523)
Income (loss) from continuing operations before income taxes	(4,325)	74,154	3,349	—	73,178
Income tax benefit (expense)	3,248	(24,450)	(537)	—	(21,739)
Income (loss) from continuing operations	(1,077)	49,704	2,812	—	51,439
Loss from discontinued operations, net of tax	(803)	(205)	(5,503)	—	(6,511)
Equity in income (loss) of subsidiaries	46,808	(2,691)	—	(44,117)	—
Net income (loss)	44,928	46,808	(2,691)	(44,117)	44,928
Foreign currency translation adjustment(1)	30	—	509	—	539
Comprehensive income (loss)	$44,958	$46,808	$(2,182)	$(44,117)	$45,467

(1)	Foreign currency translation adjustment had no tax effect for the six months ended June 30, 2014.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$(10,017)	$(14,935)	$23,848	$(8,913)	$(10,017)
Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
Depreciation and other	12,700	74,892	6,126	—	93,718
Amortization of intangible assets	7	6,611	44	—	6,662
Share-based payments expense	3,681	3,511	—	—	7,192
Windfall excess tax benefits related to share-based payments	(686)	—	—	—	(686)
Deferred income taxes	(8,029)	(3,903)	7,993	—	(3,939)
Restructuring and lease termination costs	136	1,544	—	—	1,680
Loss from equity method investment, net	265	—	—	—	265
Amortization of deferred financing fees and debt discount	1,385	—	—	—	1,385
Goodwill impairment (Note 6)	—	85,890	—	—	85,890
Other	(265)	176	(727)	—	(816)
Equity in (income) losses of subsidiaries	14,935	(23,848)	—	8,913	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(357)	14,773	661	—	15,077
Content library	—	31,236	3,423	—	34,659
Prepaid expenses and other current assets	(17,957)	(4,455)	330	—	(22,082)
Other assets	47	245	30	—	322
Accounts payable	(2,022)	(13,438)	(2,237)	—	(17,697)
Accrued payable to retailers	479	(10,682)	(1,307)	—	(11,510)
Other accrued liabilities	1,674	426	(988)	—	1,112
Net cash flows from (used in) operating activities(1)	(4,024)	148,043	37,196	—	181,215
Investing Activities:
Purchases of property and equipment	(13,869)	(25,818)	(530)	—	(40,217)
Proceeds from sale of property and equipment	17	2,923	—	—	2,940
Investments in and advances to affiliates	161,753	(119,126)	(42,627)	—	—
Net cash flows from (used in) investing activities(1)	147,901	(142,021)	(43,157)	—	(37,277)
Financing Activities:
Proceeds from new borrowing of Credit Facility	112,000	—	—	—	112,000
Principal payments on Credit Facility	(185,750)	—	—	—	(185,750)
Repurchases of common stock	(62,731)	—	—	—	(62,731)
Dividends paid (Note 19)	(11,019)	—	—	—	(11,019)
Principal payments on capital lease obligations and other debt	(6,080)	—	(198)	—	(6,278)
Windfall excess tax benefits related to share-based payments	686	—	—	—	686
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,201)	—	—	—	(1,201)
Net cash flows from (used in) financing activities(1)	(154,095)	—	(198)	—	(154,293)
Effect of exchange rate changes on cash	574	—	4,793	—	5,367
Increase (decrease) in cash and cash equivalents	(9,644)	6,022	(1,366)	—	(4,988)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$171,245	$23,961	$42,502	$—	$237,708

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$44,928	$46,808	$(2,691)	$(44,117)	$44,928
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and other	18,554	75,912	3,792	—	98,258
Amortization of intangible assets	1,072	6,623	—	—	7,695
Share-based payments expense	5,451	1,393	—	—	6,844
Windfall excess tax benefits related to share-based payments	(1,953)	—	—	—	(1,953)
Deferred income taxes	(2,451)	(10,855)	(1,698)	—	(15,004)
Loss from equity method investments, net	448	19,461	—	—	19,909
Amortization of deferred financing fees and debt discount	2,522	—	—	—	2,522
Loss from early extinguishment of debt	1,963	—	—	—	1,963
Other	(1,011)	(180)	27	—	(1,164)
Equity in (income) losses of subsidiaries	(46,808)	2,691	—	44,117	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	528	4,514	289	—	5,331
Content library	36	47,037	413	—	47,486
Prepaid expenses and other current assets	20,618	1,105	98	182	22,003
Other assets	42	979	15	—	1,036
Accounts payable	(3,201)	(67,218)	(576)	—	(70,995)
Accrued payable to retailers	4,146	(13,460)	2,591	—	(6,723)
Other accrued liabilities	(3,874)	(978)	318	(182)	(4,716)
Net cash flows from (used in) operating activities(1)	41,010	113,832	2,578	—	157,420
Investing Activities:
Purchases of property and equipment	(17,458)	(31,412)	(4,146)	—	(53,016)
Proceeds from sale of property and equipment	750	1,043	—	—	1,793
Cash paid for equity investments	—	(10,500)	—	—	(10,500)
Investments in and advances to affiliates	69,392	(71,176)	1,784	—	—
Net cash flows from (used in) investing activities(1)	52,684	(112,045)	(2,362)	—	(61,723)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing on Credit Facility	505,000	—	—	—	505,000
Principal payments on Credit Facility	(534,375)	—	—	—	(534,375)
Financing costs associated with Credit Facility and senior unsecured notes	(2,082)	—	—	—	(2,082)
Settlement and conversion of convertible debt	(17,724)	—	—	—	(17,724)
Repurchases of common stock	(474,480)	—	—	—	(474,480)
Principal payments on capital lease obligations and other debt	(6,863)	(3)	(215)	—	(7,081)
Windfall excess tax benefits related to share-based payments	1,953	—	—	—	1,953
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,025)	—	—	—	(1,025)
Net cash flows from (used in) financing activities(1)	(234,096)	(3)	(215)	—	(234,314)

(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	5	—	401	—	406
Increase (decrease) in cash and cash equivalents	(140,397)	1,784	402	—	(138,211)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$174,853	$11,423	$46,950	$—	$233,226

(1)
2014 includes the wind-down process of certain new ventures that were discontinued during 2013. Cash flows from these discontinued operations were not significant and are not segregated from cash flows from continuing operations in all periods presented.

Note 18: Income Taxes From Continuing Operations
Our effective tax rate from continuing operations was (62.4)% and 20.9% for the three months ended June 30, 2015 and 2014, respectively, and 113.4% and 29.7% for the six months ended June 30, 2015 and 2014, respectively.
Our effective tax rate for the three months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction and a net decrease in valuation allowances related to capital loss carryforwards and state tax credit carryforwards.
Our effective tax rate for the three months ended June 30, 2014, was lower than the U.S. Federal statutory rate of 35.0% primarily due to a worthless stock deduction and the domestic production activities deduction, partially offset by state income taxes.
Our effective tax rate for the six months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction.
Our effective tax rate for the six months ended June 30, 2014, was lower than the U.S. Federal statutory rate of 35.0% primarily due to a worthless stock deduction and the domestic production activities deduction, partially offset by state income taxes.
Note 19: Dividends

On May 5, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on June 9, 2015. The dividend was paid on June 23, 2015, and totaled $5.4 million including 0.1 million paid to recipients of unvested restricted stock awards, which participate in earnings on a basis equivalent to the dividends paid to holders of common stock.
On February 3, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on March 3, 2015. The dividend was paid on March 18, 2015, and totaled $5.6 million including $0.2 million paid to recipients of unvested restricted stock awards. See Note 13: Earnings Per Share for additional information.
Note 20: Subsequent Events

On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016, with no further options to renew, and require us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015. After accounting for this extension, our total commitment to purchase content from Sony was approximately $157.8 million.

On July 28, 2015, the Board of directors declared a quarterly cash dividend of $0.30 per share expected to be paid on September 15, 2015, to all stockholders of record as of the close of business on August 28, 2015.

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
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 64,830 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. While we are focused on four consumer sectors: Entertainment, Money, Electronics, and Beauty & Consumer Packaged Goods, we also have an investment within the Health sector.
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

•
Our ecoATM business segment (“ecoATM”) is focused on the consumer electronics sector and provides self-service kiosks where consumers can recycle certain electronic devices for cash and generates revenue through the sale of devices collected at our kiosks to third parties.

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

We expect to grow revenue by attracting new customers, testing pricing strategies, improving the Blu-ray rental mix, and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and generates higher margin dollars per rental. Further, our customer management tools enable us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue.

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

•
Scale and grow our ecoATM business to profitability. We are focused on strategically scaling our ecoATM business while also enhancing existing kiosk performance in order to drive the business to profitability. We expect to increase revenue through continued focus on placing new kiosks in attractive locations and driving increased productivity at existing kiosks while also leveraging expenses as a percentage of revenue as the business scales. We plan to increase collections of devices and accelerate the ramp time of new kiosk installations in our mass merchant channel through targeted promotions and ongoing marketing to customers in our key demographic segments.

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

Comparability of Results
We have recast prior period results to reflect the following:

•
Discontinued operations, consisting of our Redbox operations in Canada (“Redbox Canada”), which we shut down during the first quarter of 2015. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information;

•
Added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our New Ventures segment. The combined results of the other self-service concepts, which include our product sampling kiosk concept SAMPLEit, are now included in the All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements for additional information; and

•
Calculated basic and diluted earnings per share under the two-class method (the “Two-Class Method”). During the first quarter of 2015, the Two-Class Method became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards as a percentage of total common shares outstanding. See Note 13: Earnings Per Share in our Notes to Consolidated Financial Statements for additional information.

Recent Events
Subsequent Events

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016, with no further options to renew, and require us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•
On July 28, 2015, the Board of directors declared a quarterly cash dividend of $0.30 per share expected to be paid on September 15, 2015, to all stockholders of record as of the close of business on August 28, 2015.

Q2 2015 Events

•	On June 23, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.4 million;

•
On June 5, 2015, Redbox entered into an amendment to the existing April 22, 2010, agreement with Twentieth Century Fox Home Entertainment LLC (“Fox”) that maintains a 28-day window on Blu-ray Disc® and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox; and

•	During the three months ended June 30, 2015, we repurchased 284,537 shares of our common stock at an average price per share of $77.40 for $22.0 million.

•
During the three months ended June 30, 2015, we recognized a goodwill impairment charge of $85.9 million related to our ecoATM business segment. See Note 6: Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements and the ecoATM results section below for additional information.

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

•
On March 26, 2015, we entered into a revenue sharing agreement with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., (the “Warner Agreement”) under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

•	On March 18, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.6 million; and

•	During the three months ended March 31, 2015, we repurchased 617,195 shares of our common stock at an average price of $65.96 per share for $40.7 million.
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands, except per share amounts	2015	2014	$	%	2015	2014	$	%
Revenue	$545,369	$546,527	$(1,158)	(0.2)%	$1,154,005	$1,144,289	$9,716	0.8%
Operating income (loss)	$(17,492)	$51,997	$(69,489)	(133.6)%	$65,054	$114,701	$(49,647)	(43.3)%
Income (loss) from continuing operations	$(47,351)	$23,833	$(71,184)	(298.7)%	$(5,196)	$51,439	$(56,635)	(110.1)%
Diluted earnings (loss) from continuing operations per common share	$(2.66)	$1.15	$(3.81)	(331.3)%	$(0.30)	$2.24	$(2.54)	(113.4)%
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Revenue decreased $1.2 million, or 0.2%, primarily due to:

•
$3.9 million decrease from our Redbox segment primarily due to a 0.6% decrease in same store sales driven by a decline in rentals and the removal of underperforming kiosks, partially offset by price increases for movie content implemented in December 2014. Movie rentals were also impacted by the relative strength of content and the timing of the release slate;

•	$2.3 million increase from our ecoATM segment primarily due to the increase in number of kiosks installed partially offset by a decrease in the average selling prices of value devices sold; and

•	$0.4 million increase from our Coinstar segment, primarily due to the increase in number of Coinstar Exchange kiosks installed partially offset by lower volume in U.S. Coinstar kiosks.
Operating income (loss) decreased $69.5 million, or 133.6%, primarily due to:

•
$90.9 million increase in operating loss within our ecoATM segment, primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss increased $5.0 million for our ecoATM segment primarily due to an increase in direct operating expenses and depreciation associated with the increase in the installed kiosk base; partially offset by

•	$18.4 million increase in operating income within our Redbox segment primarily due to:

◦	$15.9 million decrease in direct operating expenses driven primarily by lower product costs and rental volume; and

◦	$5.7 million decrease in depreciation and amortization primarily from lower kiosk related depreciation; partially offset by

◦	$3.9 million decrease in revenue.

•
$3.9 million decrease in share based expense not allocated to our segments primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•
$1.6 million increase in operating income within our Coinstar segment primarily due to a $0.4 million increase in revenue and lower operating expenses including depreciation and amortization, direct operating and research and development offset by general administrative, restructuring and marketing expenses.

Income (loss) from continuing operations decreased $71.2 million, or 298.7%, primarily due to:

•	$69.5 million decrease in operating income as described above; and

•	$11.9 million increase in income tax expense; partially offset by

•	$10.4 million lower losses from equity method investments due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Revenue increased $9.7 million, or 0.8% primarily due to:

•	$6.1 million increase from our ecoATM segment primarily due to the increase in number of kiosks installed partially offset by a decrease in the average selling prices of value devices sold;

•
$2.6 million increase from our Redbox segment primarily due to a 0.5% increase in same store sales driven by the benefit of price increases on the first six months of 2015, substantially offset by a decline in rentals during the first half of 2015 and the removal of underperforming kiosks. Movie rentals were also impacted by the relative strength of content and the timing of the release slate; and

•	$1.0 million increase from our Coinstar segment, primarily due to the increase in number of Coinstar Exchange kiosks installed partially offset by lower transactions in U.S. Coinstar kiosks.
Operating income decreased $49.6 million, or 43.3%, primarily due to:

•
$96.1 million increase in operating loss within our ecoATM segment, primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss increased $10.2 million for our ecoATM segment primarily due to an increase in direct operating expenses and depreciation associated with the increase in the installed kiosk base; partially offset by

•	$43.3 million increase in operating income within our Redbox segment primarily due to:

◦	$36.6 million decrease in direct operating expenses driven primarily by lower product costs and rental volume;

◦	$13.5 million decrease in depreciation and amortization primarily from lower kiosk related depreciation;

◦	$4.3 million decrease in general and administrative expenses driven by ongoing cost reduction initiatives; and

◦	$2.6 million in revenue growth; partially offset by

◦	$14.6 million increase in restructuring and lease termination costs related mainly to early lease termination of certain floors at our Redbox headquarters and severance costs.

•
$5.9 million decrease in share based expense not allocated to our segments primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•
$2.2 million increase in operating income within our Coinstar segment primarily due to a $1.0 million increase in revenue and lower operating expenses including depreciation and amortization, direct operating and research and development offset by general administrative, restructuring and marketing expenses.

Income (loss) from continuing operations decreased $56.6 million, or 110.1%, primarily due to:

•	$49.6 million decrease in operating income as described above;

•	$22.3 million increase in income tax expense;

•	$2.7 million increase in other expenses primarily related to foreign exchange; and

•	$1.7 million increase in interest expense primarily due to a shift in the composition of our debt to higher fixed rate debt, partially offset by lower borrowings; partially offset by

•	$19.6 million lower losses from equity method investments due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014.

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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Direct operating	$512	$1,332	$(820)	(61.6)%	$1,501	$3,311	$(1,810)	(54.7)%
Marketing	142	899	(757)	(84.2)%	509	1,597	(1,088)	(68.1)%
Research and development	489	1,175	(686)	(58.4)%	1,202	1,956	(754)	(38.5)%
General and administrative	1,941	3,598	(1,657)	(46.1)%	4,492	6,708	(2,216)	(33.0)%
Total	$3,084	$7,004	$(3,920)	(56.0)%	$7,704	$13,572	$(5,868)	(43.2)%

*	Not Meaningful

Unallocated share-based compensation expense decreased $3.9 million, or 56.0% and $5.9 million, or 43.2% during the three and six months ended June 30, 2015, primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013 and changes in the fair value of restricted stock awards granted. See Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

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

Redbox

	Three Months Ended				Six Months Ended
Dollars in thousands, except net revenue per rental amounts	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$438,976	$442,838	$(3,862)	(0.9)%	$958,509	$955,887	$2,622	0.3%
Expenses:
Direct operating	301,444	317,376	(15,932)	(5.0)%	644,379	680,977	(36,598)	(5.4)%
Marketing	4,266	5,533	(1,267)	(22.9)%	9,091	9,993	(902)	(9.0)%
Research and development	—	18	(18)	(100.0)%	—	26	(26)	(100.0)%
General and administrative	34,336	33,692	644	1.9%	68,071	72,393	(4,322)	(6.0)%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	15,174	534	14,640	NM*
Segment operating income	98,930	86,219	12,711	14.7%	221,794	191,964	29,830	15.5%
Less: depreciation and amortization	(33,063)	(38,783)	5,720	(14.7)%	(64,670)	(78,187)	13,517	(17.3)%
Operating income	$65,867	$47,436	$18,431	38.9%	$157,124	$113,777	$43,347	38.1%
Operating income as a percentage of revenue	15.0%	10.7%			16.4%	11.9%
Same store sales growth (decline)	(0.6)%	(7.8)%			0.5%	(3.3)%
Effect on change in revenue from same store sales growth (decline)	$(2,663)	$(36,876)	$34,213	(92.8)%	$4,573	$(32,161)	$36,734	(114.2)%
Ending number of kiosks	41,340	42,550	(1,210)	(2.8)%	41,340	42,550	(1,210)	(2.8)%
Total rentals (in thousands)	146,047	168,122	(22,075)	(13.1)%	319,094	366,892	(47,798)	(13.0)%
Net revenue per rental	$3.00	$2.63	$0.37	14.1%	$3.00	$2.60	$0.40	15.4%

*	Not Meaningful
The comparable performance of our content library is continually affected by seasonality, the timing of the release slate and the relative attractiveness of titles available for rent in a particular quarter or year which may have lingering effects in subsequent periods and the ongoing secular decline in the market. Compared with prior periods when kiosk installations were increasing and helping drive growth, Redbox revenue and other operating results may be more affected by these factors.
Q2 2015 Events

•	On June 12, 2015, Redbox announced plans to expand the availability of new generation games to all kiosks nationwide in 2015; and

•
On June 5, 2015, Redbox entered into an amendment to the April 22, 2010, agreement with Fox that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox.

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

•
On March 31, as part of restructuring efforts, we reduced the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. In accordance with accounting for exit and disposal activities, we recorded pre-tax charges totaling $11.0 million at the cease use date, March 31, 2015. These charges include $4.4 million for the estimated fair value of our remaining lease obligations including an early termination penalty and $6.6 million in impairments of lease related assets. We have included these costs in restructuring and lease termination costs in our Consolidated Statements of Comprehensive Income; and

•
On March 26, 2015, we entered into the Warner Agreement under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Revenue decreased $3.9 million, or 0.9%, primarily due to the following:

•	$2.7 million decrease from a 0.6% decrease in same store sales primarily due to:

◦
A 13.1% decline in total disc rentals primarily driven by a decline in video game rentals from a consumer transition to new generation platforms, lower demand from price-sensitive customers following the price increases discussed below and the expected secular decline in the market. Movie rentals were also impacted by the relative attractiveness of titles available for rent and the timing of the release slate.

▪
While the total box office (representing titles with North American box office receipts of at least $5.0 million) of titles released during the second quarter of 2015 increased 53.9% as compared to the second quarter of 2014, there was a higher percentage of total content released later in the current period therefore having a shorter period to generate revenue. During the second quarter of 2015, 38.2% of the titles and 45.6% of the total box office for titles released during the quarter were released in the last month. By comparison, during the second quarter of 2014, 12.9% of the titles and 9.5% of the total box office for titles released during the quarter were released in the last month.

▪
Demand was also negatively affected by an increase in competition for viewer time due to several significant theatrical releases during the second quarter of 2015 particularly in the last month of the period which created competition when a significant portion of our box office was released.

◦	We continue to invest in customer-specific promotional offerings to lessen the negative impact on demand driven by the price increase and secular decline.

◦
The negative impact on revenue from the decline in rentals was substantially offset by price increases. We implemented a 30 cent increase in the rental price for DVDs to $1.50 per day, effective December 2, 2014, a 50 cent increase in the rental price for Blu-ray Discs to $2.00 per day, effective December 2, 2014, and a $1.00 increase in the rental price for video games to $3.00 per day, effective January 6, 2015. Revenue from movie rentals increased 0.7% as the net result of the impacts discussed above.

•	$1.2 million decrease in revenue from kiosks removed subsequent to the second quarter of 2014 due to continued efforts to optimize our network by removing underperforming kiosks.
Net revenue per rental increased $0.37 to $3.00 primarily due to:

•	The impact of the increase in daily rental prices discussed above partially offset by an expected increase in single night rental activity as a result of the price increases; and

•
An increase in Blu-ray revenue which represented 18.1% of total revenue and 14.1% of total disc rentals during the second quarter of 2015 as compared with 16.7% and 14.0% during the prior year. Blu-ray revenue increased 7.8% compared to the second quarter of 2014 primarily due to the price increase discussed above; partially offset by

•
A decrease in video game revenue which represented 2.4% of total revenue and 0.9% of total disc rentals during the second quarter of 2015 as compared with 3.9% and 1.8% during the prior year primarily due to consumer transition to new generation platforms as the number of discs we stocked in our kiosks was down 47.1% in the second quarter of 2015 as compared to the prior year. As indicated above, we expect to invest more in video games later in the year to expand the availability of new generation games to all kiosks nationwide as additional titles become available for new generation platforms. Video games also were impacted by lower demand from price-sensitive customers and an expected increase in single night rental activity driven by the price change.

Operating income increased $18.4 million, or 38.9%, primarily due to the following:

•	$15.9 million decrease in direct operating expenses, which were 68.7% of revenue during the second quarter of 2015 as compared with 71.7% during the prior year primarily as a result of:

◦
$5.5 million decrease in product costs to $186.4 million primarily due to lower spending on content in the second quarter of 2015 specifically in the games category in response to consumer transition to new generation platforms that combined with the revenue impacts discussed above increased gross margin 0.8% to 57.5% during the second quarter of 2015; and

◦
Direct operating expenses were also impacted by lower credit card fees driven by the lower volume of rentals, lower wireless network charges tied to data usage under new contracts starting in January 2015 and cost containment initiatives related to third party fees for customer service.

•
$5.7 million decrease in depreciation and amortization expenses primarily due to the benefit from kiosk assets that are depreciated over three to five years becoming fully depreciated, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks; and

•	$1.3 million decrease in marketing spend due to cost containment measures; partially offset by

•	$3.9 million decrease in revenue as described above.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Revenue increased $2.6 million, or 0.3%, primarily due to the following:

•	$4.6 million increase from a 0.5% increase in same store sales primarily due to:

◦	The benefit from the price increases on the first six months of 2015 as discussed above; partially offset by

◦
A 13.0% decline in rentals for the first six months of 2015 primarily driven by a decline in video game rentals from a consumer transition to new generation platforms, lower demand from price-sensitive customers following the price increases and the expected secular decline in the market. Movie rentals were also impacted by the relative attractiveness of titles available for rent and the timing of the release slate.

▪
Total box office of titles released during the first six months of 2015 decreased 6.6% compared to the first six months of 2014 with a higher percentage of total content released later in the current period therefore having a shorter period to generate revenue. During the first six months of 2015, 18.3% of the titles and 20.5% of the total box office for titles released during the period were released in the last month. By comparison, during the first six months of 2014, 5.3% of the titles and 2.6% of the total box office for titles released during the period were released in the last month.

▪
Demand was also negatively affected by an increase in competition for viewer time due to several significant theatrical releases during the first six months of 2015, particularly in the last month of the period which created competition when a significant portion of our box office was released.

◦	We continued investment in customer-specific promotional offerings throughout the first six months of 2015 to lessen the negative impact on demand driven by the price increase and secular decline.

◦	Revenue from movie rentals increased 1.4% primarily due to the price increases despite the negative impacts on demand.

•	$2.0 million decrease in revenue from kiosks removed subsequent to the second half of 2014 due to continued efforts to optimize our network by removing underperforming kiosks.
Net revenue per rental increased $0.40 to $3.00 primarily due to:

•	The impact of the increase in daily rental prices discussed above partially offset by an expected increase in single night rental activity as a result of the price increases; and

•
An increase in Blu-ray revenue which represented 18.2% of total revenue and 14.3% of total disc rentals during the first six months of 2015 as compared with 17.2% and 14.7% during the prior year. Blu-ray revenue increased 6.1% compared to the first six months of 2014 primarily due to the price increase discussed above. Blu-ray rentals were negatively impacted by lower demand from price-sensitive customers as discussed above, fewer releases and a resulting lower availability of recent Blu-ray content in the first quarter of 2015 compared to the prior year and the secular decline in the market; partially offset by

•
A decrease in video game revenue which represented 2.7% of total revenue and 1.1% of total disc rentals during the first six months of 2015 as compared with 3.6% and 1.6% during the prior year primarily due to consumer transition to new generation platforms and under performance of titles released in the fourth quarter of 2014. Video games also were impacted by lower demand from price-sensitive customers and an expected increase in single night rental activity driven by the price change.

Operating income increased $43.3 million, or 38.1%, primarily due to the following:

•	$36.6 million decrease in direct operating expenses, which were 67.2% of revenue during the first six months of 2015 as compared with 71.2% during the prior year primarily as a result of:

◦
$19.3 million decrease in product costs to $396.8 million primarily due to lower spending on content in the first six months of 2015 due to fewer movie releases primarily in January, a lower average cost per disc in the first quarter of 2015 due to the mix of content and lower games purchases primarily in the second quarter of 2015 in response to consumer transition to new generation platforms that combined with the revenue impacts discussed above increased gross margin 2.1% to 58.6% during the first six months of 2015; and

◦
Direct operating expenses were also impacted by lower credit card fees driven by the lower volume of rentals, lower wireless network charges tied to data usage under new contracts starting in January 2015 and lower costs due to cost containment initiatives related to the field and third party fees for customer service.

•
$13.5 million decrease in depreciation and amortization expenses primarily due to the benefit from kiosk assets that are depreciated over three to five years becoming fully depreciated, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•
$4.3 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives and lower variable expenses associated with IT infrastructure costs, temporary staffing, legal and professional fees;

•	$2.6 million increase in revenue as described above; and

•	$0.9 million decrease in marketing spend due to cost containment measures; partially offset by

•
$15.2 million of restructuring and lease termination charges incurred in the first quarter of 2015, which included restructuring efforts surrounding our Redbox facility as discussed above and severance related expenses.

Coinstar

	Three Months Ended				Six Months Ended
Dollars in thousands, except average transaction size	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$80,279	$79,880	$399	0.5%	$149,609	$148,633	$976	0.7%
Expenses:
Direct operating	39,358	40,203	(845)	(2.1)%	76,621	77,926	(1,305)	(1.7)%
Marketing	1,232	1,557	(325)	(20.9)%	2,410	2,563	(153)	(6.0)%
Research and development	—	153	(153)	(100.0)%	—	422	(422)	(100.0)%
General and administrative	7,768	7,169	599	8.4%	15,563	14,166	1,397	9.9%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	550	23	527	NM*
Segment operating income	31,921	30,798	1,123	3.6%	54,465	53,533	932	1.7%
Less: Depreciation and amortization	(8,437)	(8,921)	484	(5.4)%	(16,255)	(17,484)	1,229	(7.0)%
Operating income	$23,484	$21,877	$1,607	7.3%	$38,210	$36,049	$2,161	6.0%
Operating income as a percentage of revenue	29.3%	27.4%			25.5%	24.3%
Same store sales growth	1.9%	6.7%			1.4%	4.9%
Ending number of kiosks	21,140	21,200	(60)	(0.3)%	21,140	21,200	(60)	(0.3)%
Total transactions (in thousands)	18,200	18,850	(650)	(3.4)%	34,116	35,438	(1,322)	(3.7)%
Average transaction size	$43.03	$41.32	$1.71	4.1%	$42.78	$41.19	$1.59	3.9%

*	Not Meaningful
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Revenue increased $0.4 million, or 0.5%, primarily due to growth in the number of Coinstar Exchange kiosks and transactions partially offset by decreased revenue for Coinstar in the U.S. due to a reduction in volume. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the U.K. in August 2014 was primarily offset by the unfavorable exchange rate impact on U.K. revenue due to the strengthening of the U.S. dollar versus the British pound compared to the prior year. Same store sales growth was 1.9% as a result of these factors.
The average Coinstar transaction size increased on a year over year basis while the number of transactions have declined. The decline in transactions is the result of larger pours and less frequent visits and a slight decrease in the U.S. kiosk base year over year as a result of continued optimization efforts.
Operating income increased $1.6 million, or 7.3%, primarily due to the following:

•
$0.8 million decrease in direct operating expenses due to lower wireless charges tied to data usage under new contracts in 2015, lower vehicle fleet expenses including fuel cost savings from reduced gas prices, and reduction in selling and customer service costs, partially offset by increased revenue sharing costs;

•	$0.5 million decrease in depreciation and amortization expense primarily due to intangible assets related to customer contracts being fully amortized in August 2014;

•	$0.4 million increase in revenue as described above; and

•	$0.3 million decrease in marketing expense due to an expected shift in timing of marketing expenses to the second half of 2015 compared to the prior year period; partially offset by

•
$0.6 million increase in general and administrative expenses primarily due to an increase in technology costs, partially offset by lower shared services costs related to professional fees, business taxes, temporary staffing and facilities expenses as a result of an overall reduction in organization costs.

Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Revenue increased $1.0 million, or 0.7%, primarily due to growth in the number of Coinstar Exchange kiosks and transactions partially offset by decreased revenue for Coinstar in the U.S. due to a reduction in volume. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the U.K. in August 2014 was primarily offset by the unfavorable exchange rate impact on U.K. revenue due to the strengthening of the U.S. dollar versus the British pound compared to the prior year. Same store sales growth was 1.4% as a result of these factors.

The average Coinstar transaction size increased on a year over year basis while the number of transactions have declined. The decline in transactions is the result of larger pours and less frequent visits and a slight decrease in the U.S. kiosk base year over year as a result of continued optimization efforts.
Operating income increased $2.2 million, or 6.0%, primarily due to the following:

•
$1.3 million decrease in direct operating expenses due to lower wireless charges tied to data usage under new contracts in 2015, lower vehicle fleet expenses including fuel cost savings from reduced gas prices, reduction in selling and customer service costs, partially offset by increased revenue sharing costs;

•	$1.2 million decrease in depreciation and amortization expense primarily due to intangible assets related to customer contracts being fully amortized in August 2014;

•	$1.0 million increase in revenue as described above; and

•	$0.4 million decrease in research and development expense; partially offset by

•
$1.4 million increase in general and administrative expenses primarily due to an increase in technology costs, partially offset by a lower shared services costs related to professional fees, business taxes, temporary staffing and facilities expenses as a result of an overall reduction in organization costs; and

•	$0.5 million increase in allocated restructuring expenses related to the subleasing of certain corporate facilities and severance expense from our ongoing cost saving initiatives.

ecoATM

	Three Months Ended				Six Months Ended
Dollars in thousands, except average selling price of value devices sold	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$26,062	$23,799	$2,263	9.5%	$45,811	$39,745	$6,066	15.3%
Expenses:
Direct operating	27,227	22,387	4,840	21.6%	50,033	38,318	11,715	30.6%
Marketing	2,149	927	1,222	131.8%	3,879	1,595	2,284	143.2%
Research and development	1,549	1,391	158	11.4%	3,005	3,175	(170)	(5.4)%
General and administrative	2,094	3,564	(1,470)	(41.2)%	4,062	6,443	(2,381)	(37.0)%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	127	—	127	NM*
Goodwill impairment (Note 6)	85,890	—	85,890	NM*	85,890	—	85,890	NM*
Segment operating loss	(92,847)	(4,470)	(88,377)	NM*	(101,185)	(9,786)	(91,399)	NM*
Less: depreciation and amortization	(6,305)	(3,812)	(2,493)	65.4%	(12,207)	(7,524)	(4,683)	62.2%
Operating loss	$(99,152)	$(8,282)	$(90,870)	NM*	$(113,392)	$(17,310)	$(96,082)	NM*
Ending number of kiosks	2,260	980	1,280	130.6%	2,260	980	1,280	130.6%
Average selling price of value devices sold	$61.72	$91.55	$(29.83)	(32.6)%	$61.09	$92.66	$(31.57)	(34.1)%
Number of value devices sold	409,331	249,969	159,362	63.8%	726,465	416,909	309,556	74.3%
Number of overall devices sold	704,450	325,321	379,129	116.5%	1,223,083	566,320	656,763	116.0%

*	Not Meaningful
Q2 2015 Events
During the second quarter of 2015, we recognized a goodwill impairment charge of $85.9 million related to ecoATM. The goodwill was originally recognized as part of our acquisition of ecoATM in 2013. During the three months ended June 30, 2015, it became evident that revenue and profitability trends in our ecoATM reporting unit were not being achieved as expected. For example collection rates, revenue and profitability on a per kiosk basis experienced declines versus prior periods and expected seasonal trends. As a result, we revised our internal expectations for future revenue growth and profitability lower than our previous estimates. This is primarily driven by certain challenges in an increasingly competitive industry which impact the per kiosk device collection, revenue and profitability expectations and the timing and installation of kiosks. Further, while these competitive challenges grew more acute during the second quarter, we also experienced the loss of a key executive at ecoATM. See Note 6: Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements for additional information.
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
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Revenue increased $2.3 million, or 9.5%, primarily due to the increase in the number of ecoATM installed kiosks, offset by a lower average selling price on value devices due to a lower mix of higher value devices and lower collections per kiosk compared to the prior year. A majority of ecoATM installs in the quarter were in the mass merchant channel. We are evaluating the grocery channel where we have seen kiosks ramp at a slower rate and have lower collections than mass merchant and mall channel kiosks. During the quarter, ecoATM redeployed approximately 70 underperforming kiosks in the grocery channel to the mall and mass merchant channels to optimize the profitability of the ecoATM kiosk network.
Our key revenue drivers are devices collected, the percentage of those devices that are value devices, as well as the average selling price that we receive when reselling the devices. We experienced increased collections during the quarter with a 116.5% increase in overall devices sold and a 63.8% increase in the number of value devices sold. However, collection of value devices on a per kiosk basis were down compared to the prior year as a result of lower transactions at our kiosks, primarily due to sustained marketing of alternative recycling options from carriers. Carrier marketing also impacted the number of higher value devices that we collected impacting the mix of overall value devices and was the primary reason for the decline in our average selling price of value devices compared to the prior year.
While increased competition from carriers and others impacted ecoATM collection rates during the second quarter, we expect ecoATM collection rates to increase over time through competitive pricing, targeted marketing and deployment of a new user interface that will improve the user experience. Additionally, as we continue to expand our ecoATM installed kiosk base to the mall and mass merchant channels, and selected groceries locations, we expect ecoATM revenue to grow from newly installed kiosks and the continued ramping of previously installed kiosks. We expect ecoATM total expenses to increase due to operating these additional kiosks, but expect expenses as a percentage of revenue to decrease as the business scales. We continually review performance and the impact of device recycling trends such as value devices collected and the average selling price on those devices, as well as kiosk installations and other developments on long term projections for purposes of assessing whether the reporting unit goodwill may be at risk of future impairment.
Operating loss increased $90.9 million primarily due to the $85.9 million goodwill impairment charge recognized in 2015 and the following;

•
$4.8 million increase in direct operating expenses mainly due to costs associated with our increased installed ecoATM kiosk base, including the acquisition, transportation and processing of electronic devices, servicing of kiosks and payments to retailers. As we install additional kiosks and existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•	$2.5 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base; and

•
$1.2 million increase in marketing costs primarily due to costs to promote the ecoATM brand and raise awareness to the consumer combined with additional headcount to support our installed ecoATM kiosk base; partially offset by

•	$2.3 million increase in revenue described above; and

•
$1.5 million decrease in general and administrative expense primarily from a reduction in headcount, lower data facilities costs, and lower temp staffing as a result of an overall reduction in organization costs.

Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Revenue increased $6.1 million, or 15.3%, primarily due to the increase in the number of ecoATM installed kiosks, offset by lower average selling price on our value devices due to a lower mix of higher value devices, lower collections per kiosk and lower pricing in the secondary market compared to the prior year. A majority of the growth in installs occurred during the second half of 2014 in the mass merchant and grocery channel. Overall collections increased year over year, with a 116.0% increase in the number of overall devices sold and a 74.3% increase in the number of value devices sold. However, collections of value devices on a per kiosk basis for the six months of the current year were down compared to the prior year as a result of lower transactions at our kiosks, primarily due to sustained marketing of alternative recycling options from carriers. This also impacted the mix of value devices collected and was the primary reason for the decline in our average selling price of value devices compared to the prior year.
Operating loss increased $96.1 million primarily due to the $85.9 million goodwill impairment charge recognized in 2015 and the following;

•
$11.7 million increase in direct operating expenses mainly due to costs associated with our increased installed ecoATM kiosk base, including the acquisition, transportation and processing of electronic devices, servicing of kiosks and payments to retailers. As we install additional kiosks and existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•	$4.7 million increase in depreciation and amortization expense from depreciation on our increased installed ecoATM kiosk base; and

•
$2.3 million increase in marketing costs primarily due to costs to promote the ecoATM brand and raise awareness to the consumer combined with additional headcount to support our installed ecoATM kiosk base; partially offset by

•	$6.1 million increase in revenue described above; and

•
$2.4 million decrease in general and administrative expense primarily from a reduction in headcount, lower data facilities costs, and lower temp staffing as a result of an overall reduction in organization costs.

Loss from Equity Method Investments
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
For the three months ended June 30, 2015, our loss from our equity method investments was $0.1 million compared to $10.5 million during the same period of 2014. The decrease in equity method losses is a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
For the six months ended June 30, 2015, our loss from our equity method investments was $0.3 million compared to $19.9 million during the same period of 2014. The decrease in equity method losses is a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014.
Additional financial information about our equity method investments is provided in Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements.
Interest Expense, Net

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Cash interest expense	$11,499	$9,773	$1,726	17.7%	$22,894	$18,135	$4,759	26.2%
Non-cash interest expense:
Amortization of debt discount	434	753	(319)	(42.4)%	869	1,555	(686)	(44.1)%
Amortization of deferred financing fees	258	463	(205)	(44.3)%	516	967	(451)	(46.6)%
Total non-cash interest expense	692	1,216	(524)	(43.1)%	1,385	2,522	(1,137)	(45.1)%
Loss from early extinguishment of debt	—	1,963	(1,963)	(100.0)%	—	1,963	(1,963)	(100.0)%
Total cash and non-cash interest expense	12,191	12,952	(761)	(5.9)%	24,279	22,620	1,659	7.3%
Interest income	(8)	(20)	12	(60.0)%	(25)	(40)	15	(37.5)%
Interest expense, net	$12,183	$12,932	$(749)	(5.8)%	$24,254	$22,580	$1,674	7.4%
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Interest expense, net decreased $0.7 million, or 5.8%, primarily due to a loss from early extinguishment of debt recognized in 2014, partially offset by a shift in the composition of our debt to higher fixed rate debt.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Interest expense, net increased $1.7 million, or 7.4%, primarily due to a shift in the composition of our debt to higher fixed rate debt and, partially offset by a loss from early extinguishment of debt recognized in 2014 and lower borrowings.
See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.
Other Income (Expense), Net

Dollars in thousands	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Other income (expense), net	$642	$1,614	$(972)	(60.2)%	$(1,704)	$966	$(2,670)	(276.4)%
Comparing three months ended June 30, 2015 to three months ended June 30, 2014

Other income (expense), net decreased by $1.0 million or 60.2%, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.

Comparing six months ended June 30, 2015 to six months ended June 30, 2014

Other income (expense), net decreased by $2.7 million or 276.4%, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.
Income Tax Expense
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
Our effective tax rate from continuing operations was (62.4)% and 20.9% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction and a net decrease in valuation allowances related to capital loss carryforwards and state tax credit carryforwards. Our effective tax rate for the three months ended June 30, 2014 was lower than the U.S. Federal statutory rate of 35.0% primarily due to a worthless stock deduction and the domestic production activities deduction, partially offset by state income taxes.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
Our effective tax rate from continuing operations was 113.4% and 29.7% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the six months ended June 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction. Our effective tax rate for the six months ended June 30, 2014 was lower than the U.S. Federal statutory rate of 35.0% primarily due to a worthless stock deduction and the domestic production activities deduction, partially offset by state income taxes.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities are primarily nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) goodwill impairment, ii) restructuring costs (including severance and early lease termination costs and related impairment of assets) associated with actions to reduce costs in our continuing operations across the Company, iii) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, iv) income or loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control, v) tax benefits related to a net operating loss adjustment, and vi) tax benefit related to worthless stock deduction (“Non-Core Adjustments”).
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Net income (loss) from continuing operations	$(47,351)	$23,833	$(71,184)	(298.7)%	$(5,196)	$51,439	$(56,635)	(110.1)%
Depreciation, amortization and other	48,483	51,652	(3,169)	(6.1)%	94,478	103,436	(8,958)	(8.7)%
Interest expense, net	12,183	12,932	(749)	(5.8)%	24,254	22,580	1,674	7.4%
Income taxes	18,185	6,305	11,880	188.4%	44,027	21,739	22,288	102.5%
Share-based payments expense(1)	3,320	3,079	241	7.8%	7,261	6,844	417	6.1%
Adjusted EBITDA from continuing operations	34,820	97,801	(62,981)	(64.4)%	164,824	206,038	(41,214)	(20.0)%
Non-Core Adjustments:
Goodwill impairment	85,890	—	85,890	NM*	85,890	—	85,890	NM*
Restructuring costs	—	—	—	—%	15,851	469	15,382	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	1,005	3,338	(2,333)	(69.9)%	2,925	6,759	(3,834)	(56.7)%
Loss from equity method investments, net	133	10,541	(10,408)	(98.7)%	265	19,909	(19,644)	(98.7)%
Core adjusted EBITDA from continuing operations	$121,848	$111,680	$10,168	9.1%	$269,755	$233,175	$36,580	15.7%

*	Not Meaningful
(1) Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended June 30, 2015 to three months ended June 30, 2014
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased segment operating income in our Redbox segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing six months ended June 30, 2015 to six months ended June 30, 2014
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased segment operating income in our Redbox segment. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.

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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	$	%	2015	2014	$	%
Diluted EPS from continuing operations per common share (two-class method)	$(2.66)	$1.15	$(3.81)	(331.3)%	$(0.30)	$2.24	$(2.54)	(113.4)%
Adjustment from participating securities allocation and share differential to treasury stock method(1)	0.03	0.03	—	—%	0.01	0.05	(0.04)	(80.0)%
Diluted EPS from continuing operations (treasury stock method)	(2.63)	1.18	(3.81)	(322.9)%	(0.29)	2.29	(2.58)	(112.7)%
Non-Core Adjustments, net of tax:(1)
Goodwill impairment	4.77	—	4.77	NM*	4.71	—	4.71	NM*
Restructuring costs	—	—	—	—%	0.53	0.01	0.52	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	0.04	0.13	(0.09)	(69.2)%	0.11	0.23	(0.12)	(52.2)%
Loss from equity method investments, net	0.01	0.32	(0.31)	(96.9)%	0.01	0.53	(0.52)	(98.1)%
Tax benefit from net operating loss adjustment	—	—	—	—%	—	(0.04)	0.04	(100.0)%
Tax benefit of worthless stock deduction	—	(0.11)	0.11	(100.0)%	—	(0.10)	0.10	(100.0)%
Core diluted EPS from continuing operations	$2.19	$1.52	$0.67	44.1%	$5.07	$2.92	$2.15	73.6%

*	Not Meaningful
(1) Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
A reconciliation of amounts used in calculating core diluted EPS from continuing operations in the table above is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands	2015	2014	2015	2014
Income (loss) from continuing operations attributable to common shares	$(47,472)	$23,036	$(5,465)	$49,918
Add: income from continuing operations allocated to participating securities	121	797	269	1,521
Income (loss) from continuing operations	$(47,351)	$23,833	$(5,196)	$51,439

Weighted average diluted common shares	17,848	20,048	18,057	22,298
Add: diluted common equivalent shares of participating securities	127	133	181	190
Add: dilutive securities under treasury stock method	14	—	16	—
Weighted average diluted shares (treasury stock method)	17,989	20,181	18,254	22,488

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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Net cash provided by operating activities	$75,143	$62,833	$12,310	19.6%	$181,215	$157,420	$23,795	15.1%
Purchase of property and equipment	(19,508)	(26,076)	6,568	(25.2)%	(40,217)	(53,016)	12,799	(24.1)%
Free cash flow	$55,635	$36,757	$18,878	51.4%	$140,998	$104,404	$36,594	35.1%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	June 30, 2015	December 31, 2014	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$650,000	$650,000	$—	—%
Term loans(1)	142,500	146,250	(3,750)	(2.6)%
Revolving line of credit	90,000	160,000	(70,000)	(43.8)%
Capital leases	9,876	15,391	(5,515)	(35.8)%
Total principal value of outstanding debt including capital leases	892,376	971,641	(79,265)	(8.2)%
Less domestic cash and cash equivalents held in financial institutions	(62,609)	(66,546)	3,937	(5.9)%
Net debt	829,767	905,095	(75,328)	(8.3)%
LTM Core adjusted EBITDA from continuing operations(2)	$533,400	$496,820	$36,580	7.4%
Net leverage ratio	1.56	1.82

(1)	See debt section of Liquidity and Capital Resources below and Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2)    LTM Core Adjusted EBITDA from continuing operations for the twelve months ended June 30, 2015 and December 31, 2014 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the six months ended June 30, 2015	$269,755
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014 (1)	496,820
Less: Core adjusted EBITDA from continuing operations for the six months ended June 30, 2014	(233,175)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended June 30, 2015	$533,400
(1) Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014 is obtained from our Form 8-K filed on May 8, 2015 for the period ended December 31, 2014, where it is reconciled to net income from continuing operations, the most comparable GAAP financial measure, and represents the LTM core adjusted EBITDA from continuing operations we use in our calculation of net leverage ratio as of December 31, 2014.

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
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $23.8 million primarily due to the following:

•	$72.3 million change in net non-cash income and expense included in net income; and

•
$6.5 million decrease in net cash outflows from changes in working capital primarily due to changes in prepaid expenses and other current assets, content library, accounts payable, other accrued liabilities, accrued payable to retailers, and accounts receivable, partially offset by

•	$54.9 million decrease in net income to a loss of $10.0 million.
Net Cash used in Investing Activities
We used $37.3 million of net cash in our investing activities primarily due to:

•	$40.2 million for the purchases of property and equipment for kiosks and corporate infrastructure; partially offset by

•	$2.9 million for proceeds from the sale of property and equipment.
Net Cash used in Financing Activities
We used $154.3 million of net cash from financing activities primarily due to:

•	$73.8 million in net payments for borrowings from our Credit Facility;

•	$62.7 million for repurchases of our common stock;

•	$11.0 million for dividends paid;

•	$6.3 million to pay capital lease obligations and other debt; and

•	$1.2 million for withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of June 30, 2015, our cash and cash equivalent balance was $237.7 million, of which $81.2 million was identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of June 30, 2015
Principal	$350,000	$300,000	$142,500	$90,000	$882,500
Discount	(3,786)	(3,830)	(298)	—	(7,914)
Total	346,214	296,170	142,202	90,000	874,586
Less: current portion	—	—	(11,250)	—	(11,250)
Total long-term portion	$346,214	$296,170	$130,952	$90,000	$863,336
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of June 30, 2015, we were in compliance with the covenants of the related indenture.
Senior Unsecured Notes Due 2021
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the “Senior Notes due 2021”) at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature.
During the second quarter of 2015, we registered the Senior Notes due 2021 and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) to allow holders to exchange the notes and related guarantees for the same principal amount of a new issue and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes are generally freely transferable under the Securities Act. The full principal amount of the Senior Notes due 2021 was exchanged for the Exchange Notes.
As of June 30, 2015, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the “Credit Facility”). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto.
The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of June 30, 2015, the interest rate on amounts outstanding under the Credit Facility was 1.94% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$5,625
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$142,500

Letters of Credit
As of June 30, 2015, we had five irrevocable standby letters of credit that totaled $6.4 million. These standby letters of credit, which expire at various times through May 2016, are used to collateralize certain obligations to third parties. As of June 30, 2015, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
Contractual Payment Obligations
During 2015 the following significant changes occurred to our contractual obligations:
Operating Lease Obligations

•
We early terminated operating leases for certain floors of our Redbox headquarters and recognized the fair value of the ongoing lease payments and other related costs through the effective date of termination, July 31, 2016, as of the cease use date, March 31, 2015. See Note 11: Restructuring for additional information; and

•	We entered into a new operating lease of 16,085 square feet of office space in Woodland Hills, California which expires May 31, 2022.
Content Agreement Obligations

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•	On June 5, 2015, Redbox entered into an amendment to the April 22, 2010, agreement with Fox that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017; and

•
On March 26, 2015, we entered into the Warner Agreement under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

As of June 30, 2015, our contractual payment obligations are as follows:

Dollars in thousands	Total	Remaining in 2015	2016 & 2017	2018 & 2019	2020 & Beyond
Long-term debt and other(1)	$882,500	$95,625	$28,125	$458,750	$300,000
Contractual interest on long-term debt	184,500	19,313	77,250	61,500	26,437
Capital lease obligations	10,265	5,595	3,971	562	137
Operating lease obligations, net(2)	56,958	8,344	23,918	13,014	11,682
Purchase obligations(3)(4)	41,901	30,308	11,593	—	—
Asset retirement obligations	10,433	—	—	—	10,433
Content agreement obligations(3)(5)	582,193	242,788	339,405	—	—
Retailer revenue share obligations	4,983	1,677	3,143	163	—
Total	$1,773,733	$403,650	$487,405	$533,989	$348,689

(1)	See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	Net of sublease income of $2.0 million. See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(3)	See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(4)
Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Outerwall, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Outerwall will pay NCR the difference between such aggregate amount and $25.0 million. As of June 30, 2015, the remaining commitment is $15.8 million under this agreement.

(5)
Subsequent to quarter end and not included in this table, Sony elected to exercise its option to extend our existing content license agreement with them. This will extend the license period through September 30, 2016. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the present circumstances. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2014 Form 10-K at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Form 8-K filed on May 8, 2015.
There have been no material changes to the critical accounting policies previously disclosed in our 2014 Form 10-K and in our Form 8-K filed on May 8, 2015, except for the following:
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

During the three months ended June 30, 2015, it became evident that revenue and profitability trends in our ecoATM reporting unit were not being achieved as expected. For example collection rates, revenue and profitability on a per kiosk basis experienced declines versus prior periods and expected seasonal trends. As a result, we revised our internal expectations for future revenue growth and profitability lower than our previous estimates. This is primarily driven by certain challenges in an increasingly competitive industry which impact the per kiosk device collection, revenue and profitability expectations and the timing and installation of kiosks. Further, while these competitive challenges grew more acute during the second quarter, we also experienced the loss of a key executive at ecoATM. This led to an indication in the second quarter of 2015 that ecoATM’s fair value was more likely than not below its carrying value.
As a result, we performed the first step of the goodwill impairment test with the assistance of a third-party valuation specialist. The first step of the impairment test was completed by comparing the carrying value of ecoATM, including goodwill, to its fair value determined using a weighted combination of a discounted cash flow (“DCF”) income based approach and a guideline public company market based approach. The DCF methodology requires significant judgment in selecting appropriate inputs including the risk adjusted market cost of capital for the discount rate, the terminal growth rate and projections of future cash flows, all of which are inherently uncertain. The guideline public company method involves significant judgment in selecting the appropriate inputs including the peer company group, the selection of relevant multiples and the determination of a reasonable control premium. Due to these significant judgments, the fair value determined in connection with the goodwill impairment test may not necessarily be indicative of the actual value that would be recognized in a future transaction. Completion of the first step of the impairment test determined that the carrying amount of ecoATM exceeded its fair value and that the second step of the impairment test needed to be performed.
Under the second step of the impairment test, we completed the process of estimating the fair value of ecoATM’s assets and liabilities, including intangible assets consisting of developed technology, trade name and covenants not to compete for the purpose of deriving an estimate of the implied fair value of goodwill. The estimate of the implied fair value of goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Significant assumptions used in measuring the value of these assets and liabilities included the discount rates and obsolescence rates used in valuing the intangible assets, and replacement costs for valuing the tangible assets.

Based on the result of the second step of the goodwill impairment analysis, we recognized a non-cash, non-tax deductible charge for goodwill impairment of $85.9 million related to our ecoATM business segment.

As a result of the impairment recorded, the estimated fair value of the ecoATM reporting unit equals its carrying value. The estimate of ecoATM's fair value includes key assumptions with inherent uncertainty which may change in future periods and have a negative effect on the fair value resulting in potential future impairments, the most significant of which is our estimate of future cash flows predicated on estimated kiosks, revenue and profitability measures.

For additional information see Note 6: Goodwill and Other Intangible Assets in our Notes to Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2015:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs(2)
4/1/15 - 4/30/15	1,306	$67.08	—	$373,286
5/1/15 - 5/31/15	70,774	$78.18	70,325	$369,924
6/1/15 - 6/30/15	214,882	$77.14	214,212	$353,422
	286,962		284,537

(1)
Includes 2,425 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)
On February 3, 2015, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

10.1*	2015 Incentive Compensation Plan for Line of Business Leaders.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
July 30, 2015