Form 10-Q
period 2015-09-30
OUTERWALL INC
filed 2015-10-29
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2015
Common Stock, $0.001 par value	17,274,464

OUTERWALL INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$195,603	$242,696
Accounts receivable, net of allowances of $816 and $2,223	23,748	48,590
Content library	126,769	180,121
Prepaid expenses and other current assets	42,406	39,837
Total current assets	388,526	511,244
Property and equipment, net	341,002	428,468
Deferred income taxes	2,712	11,378
Goodwill and other intangible assets, net (Note 6)	528,138	623,998
Other long-term assets	6,443	8,231
Total assets	$1,266,821	$1,583,319
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$119,148	$168,633
Accrued payable to retailers	101,101	126,290
Other accrued liabilities	147,908	137,126
Current portion of long-term debt and other long-term liabilities	17,868	20,416
Deferred income taxes	9,501	21,432
Total current liabilities	395,526	473,897
Long-term debt and other long-term liabilities	856,275	973,669
Deferred income taxes	17,071	38,375
Total liabilities	1,268,872	1,485,941
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,710,717 and 36,600,166 shares issued;
17,246,475 and 18,926,242 shares outstanding;	481,281	473,592
Treasury stock	(1,116,205)	(996,293)
Retained earnings	631,507	620,389
Accumulated other comprehensive income (loss)	1,366	(310)
Total stockholders’ equity (deficit)	(2,051)	97,378
Total liabilities and stockholders’ equity (deficit)	$1,266,821	$1,583,319

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$512,055	$549,899	$1,666,060	$1,694,188
Expenses:
Direct operating(1)	340,199	379,442	1,115,002	1,180,818
Marketing	7,131	9,143	23,598	25,272
Research and development	1,514	2,999	5,637	9,885
General and administrative	47,818	47,586	145,157	148,790
Restructuring and lease termination costs (Note 11)	—	—	15,851	557
Depreciation and other	39,880	46,380	127,740	142,134
Amortization of intangible assets	3,308	3,665	9,926	11,347
Goodwill impairment (Note 6)	—	—	85,890	—
Total expenses	439,850	489,215	1,528,801	1,518,803
Operating income	72,205	60,684	137,259	175,385
Other expense, net:
Loss from equity method investments, net (Note 7)	(328)	(11,352)	(593)	(31,261)
Interest expense, net	(11,973)	(12,465)	(36,227)	(35,045)
Other, net	(1,384)	(1,352)	(3,088)	(386)
Total other expense, net	(13,685)	(25,169)	(39,908)	(66,692)
Income from continuing operations before income taxes	58,520	35,515	97,351	108,693
Income tax expense	(20,928)	(13,392)	(64,955)	(35,131)
Income from continuing operations	37,592	22,123	32,396	73,562
Loss from discontinued operations, net of tax (Note 12)	(256)	(4,233)	(5,077)	(10,744)
Net income	37,336	17,890	27,319	62,818
Foreign currency translation adjustment(2)	(1,651)	(695)	1,676	(156)
Comprehensive income	$35,685	$17,195	$28,995	$62,662

Income from continuing operations attributable to common shares (Note 13):
Basic	$36,462	$21,384	$31,491	$71,268
Diluted	$36,462	$21,392	$31,491	$71,309

Basic earnings (loss) per common share (Note 13):
Continuing operations	$2.12	$1.14	$1.77	$3.43
Discontinued operations	(0.02)	(0.23)	(0.28)	(0.52)
Basic earnings per common share	$2.10	$0.91	$1.49	$2.91

Diluted earnings (loss) per common share (Note 13):
Continuing operations	$2.12	$1.12	$1.77	$3.37
Discontinued operations	(0.02)	(0.22)	(0.29)	(0.51)
Diluted earnings per common share	$2.10	$0.90	$1.48	$2.86

Weighted average common shares used in basic and diluted per share calculations (Note 13):
Basic	17,220	18,798	17,775	20,792
Diluted	17,229	19,021	17,789	21,186

Dividends declared per common share (Note 19)	$0.30	$—	$0.90	$—

(1)
“Direct operating” excludes “Depreciation and other” of $28.7 million and $86.7 million for the three and nine months ended September 30, 2015, respectively, and $31.2 million and $94.3 million for the three and nine months ended September 30, 2014, respectively.

(2)	Foreign currency translation adjustment had no tax effect for the three and nine months ended September 30, 2015 and 2014, respectively.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

					Accumulated Other Comprehensive Income
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, June 30, 2015	18,169,984	$477,259	$(1,055,447)	$599,332	$3,017	$24,161
Proceeds from exercise of stock options, net	950	54	—	—	—	54
Adjustments related to tax withholding for share-based compensation	(2,321)	(153)	—	—	—	(153)
Share-based payments expense	16,448	3,588	—	—	—	3,588
Excess tax benefit on share-based compensation expense	—	533	—	—	—	533
Repurchases of common stock	(938,586)	—	(60,758)	—	—	(60,758)
Net income	—	—	—	37,336	—	37,336
Dividends (Note 19)	—	—	—	(5,161)	—	(5,161)
Foreign currency translation adjustment(1)	—	—	—	—	(1,651)	(1,651)
Balance, September 30, 2015	17,246,475	$481,281	$(1,116,205)	$631,507	$1,366	$(2,051)

(1)	Foreign currency translation adjustment has no tax effect for the three months ended September 30, 2015.

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2014	18,926,242	$473,592	$(996,293)	$620,389	$(310)	$97,378
Proceeds from exercise of stock options, net	48,992	2,552	—	—	—	2,552
Adjustments related to tax withholding for share-based compensation	(57,546)	(3,852)	—	—	—	(3,852)
Share-based payments expense	169,105	8,298	3,577	—	—	11,875
Excess tax benefit on share-based compensation expense	—	691	—	—	—	691
Repurchases of common stock	(1,840,318)	—	(123,489)	—	—	(123,489)
Net income	—	—	—	27,319	—	27,319
Dividends (Note 19)	—	—	—	(16,201)	—	(16,201)
Foreign currency translation adjustment(1)	—	—	—	—	1,676	1,676
Balance, September 30, 2015	17,246,475	$481,281	$(1,116,205)	$631,507	$1,366	$(2,051)

(1)	Foreign currency translation adjustment has no tax effect for the nine months ended September 30, 2015.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Operating Activities:
Net income	$37,336	$17,890	$27,319	$62,818
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	39,880	47,898	133,598	146,156
Amortization of intangible assets	3,308	3,671	9,970	11,366
Share-based payments expense	4,829	3,249	12,021	10,093
Windfall excess tax benefits related to share-based payments	(29)	(35)	(715)	(1,988)
Deferred income taxes	(21,741)	(2,404)	(25,680)	(17,408)
Restructuring and lease termination costs(2)	—	—	1,680	—
Loss from equity method investments, net	328	11,352	593	31,261
Amortization of deferred financing fees and debt discount	693	901	2,078	3,423
Loss from early extinguishment of debt	—	55	—	2,018
Goodwill impairment (Note 6)	—	—	85,890	—
Other	315	(313)	(501)	(1,477)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	9,655	12,133	24,732	17,464
Content library	18,546	1,314	53,205	48,800
Prepaid expenses and other current assets	17,188	1,044	(4,894)	23,047
Other assets	84	611	406	1,647
Accounts payable	(28,383)	(26,011)	(46,080)	(97,006)
Accrued payable to retailers	(12,777)	(21,099)	(24,287)	(27,822)
Other accrued liabilities	16,327	(629)	17,439	(5,345)
Net cash flows from operating activities(1)	85,559	49,627	266,774	207,047
Investing Activities:
Purchases of property and equipment	(19,947)	(19,295)	(60,164)	(72,311)
Proceeds from sale of property and equipment	128	42	3,068	1,835
Cash paid for equity investments	—	(14,000)	—	(24,500)
Net cash flows used in investing activities(1)	(19,819)	(33,253)	(57,096)	(94,976)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	—	—	295,500
Proceeds from new borrowing on Credit Facility	35,000	130,000	147,000	635,000
Principal payments on Credit Facility	(72,813)	(86,875)	(258,563)	(621,250)
Financing costs associated with Credit Facility and senior unsecured notes	(9)	(824)	(9)	(2,906)
Settlement and conversion of convertible debt	—	(33,425)	—	(51,149)
Repurchases of common stock	(60,758)	(70,598)	(123,489)	(545,078)
Dividends paid (Note 19)	(5,139)	—	(16,158)	—
Principal payments on capital lease obligations and other debt	(2,660)	(3,516)	(8,938)	(10,597)
Windfall excess tax benefits related to share-based payments	29	35	715	1,988
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(45)	(59)	(1,246)	(1,084)
Net cash flows used in financing activities(1)	(106,395)	(65,262)	(260,688)	(299,576)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Effect of exchange rate changes on cash	(1,450)	563	3,917	969
Change in cash and cash equivalents	(42,105)	(48,325)	(47,093)	(186,536)
Cash and cash equivalents:
Beginning of period	237,708	233,226	242,696	371,437
End of period	$195,603	$184,901	$195,603	$184,901
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,151	$12,614	$34,997	$29,824
Cash paid during the period for income taxes, net	$17,551	$14,594	$84,447	$23,783
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$994	$1,901	$1,971	$7,414
Purchases of property and equipment included in ending accounts payable	$3,422	$5,869	$3,422	$5,869
Common stock issued on conversion of callable convertible debt	$—	$14,057	$—	$24,255
Non-cash debt issue costs	$—	$—	$—	$4,500

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

(2)
The non-cash restructuring and lease termination costs in the nine months ended September 30, 2015 of $1.7 million is composed of $6.9 million in impairments of lease related assets partially offset by a $5.2 million benefit resulting from the lease termination.

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

	As Reported Under the Treasury Stock Method		Amount Allocated to Participating Securities		As Revised Under the Two-Class Method
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
In thousands, except per share data	September 30, 2014		September 30, 2014		September 30, 2014
Income from continuing operations used in basic per share calculation	$22,123	$73,562	$(739)	$(2,294)	$21,384	$71,268
Income from continuing operations used in diluted per share calculation	$22,123	$73,562	$(731)	$(2,253)	$21,392	$71,309
Weighted average shares used in basic per share calculation	18,798	20,792	—	—	18,798	20,792
Weighted average shares used in diluted per share calculation	19,147	21,372	(126)	(186)	19,021	21,186
Basic earnings per common share from continuing operations	$1.18	$3.54	$(0.04)	$(0.11)	$1.14	$3.43
Diluted earnings per common share from continuing operations	$1.16	$3.44	$(0.04)	$(0.07)	$1.12	$3.37
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as a deferred charge. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30). This ASU provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the impact of ASU 2015-03 and 2015-15, which are effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We are currently evaluating the impact of ASU 2015-05, which is effective for us in our fiscal year beginning January 1, 2016, and do not expect this standard to have a material impact to our consolidated financial statements and related disclosures. Early adoption is permitted.

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

Our core offerings in automated retail include our Redbox, Coinstar and ecoATM segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand. Our ecoATM segment consists of self-service kiosks where consumers can sell electronic devices for cash. In addition to our three reportable segments, we also conduct business activities through other self-service concepts, where we identify, evaluate, build or acquire and develop innovative new self-service retail concepts and regularly assess these concepts to determine whether continued funding or other alternatives are appropriate.
Our kiosks are located primarily in supermarkets, drug stores, mass merchants, convenience stores, financial institutions, malls and restaurants. Our kiosk and location counts as of September 30, 2015, are as follows:

	Kiosks	Locations
Redbox	40,790	33,310
Coinstar	21,110	19,910
ecoATM	2,210	1,980
All Other	110	110
Total	64,220	55,310
Note 3: Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $195.6 million and $242.7 million at September 30, 2015, and December 31, 2014, respectively. Of this total, cash equivalents were $9.3 million and $0.9 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at September 30, 2015, and December 31, 2014, were $73.6 million and $81.7 million, respectively that we identified for settling our accrued payables to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at September 30, 2015, and December 31, 2014, were $33.9 million and $66.5 million, respectively in cash and cash equivalents held in financial institutions domestically and $13.3 million and $11.6 million, respectively in cash and cash equivalents held in foreign financial institutions.

Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets:

Dollars in thousands	September 30, 2015	December 31, 2014
Spare parts	$12,620	$13,643
Licenses	7,840	5,881
Electronic devices inventory	6,057	5,259
Income taxes receivable	1,936	113
Prepaid rent	1,566	1,446
DVD cases and labels	1,041	1,330
Other	11,346	12,165
Total prepaid and other current assets	$42,406	$39,837

Other accrued liabilities consist of the following:

Dollars in thousands	September 30, 2015	December 31, 2014
Payroll related expenses	$39,543	$33,343
Studio revenue share and other content related expenses	36,146	23,226
Business taxes	16,668	21,629
Insurance	9,745	9,615
Deferred revenue	8,001	6,995
Income taxes payable	6,526	9,463
Accrued interest expense	6,107	6,974
Accrued early lease termination and sublease expenses	5,692	—
Service contract provider expenses	5,277	4,191
Deferred rent expense	1,642	6,162
Other	12,561	15,528
Total other accrued liabilities	$147,908	$137,126
Note 5: Property and Equipment

Dollars in thousands	September 30, 2015	December 31, 2014
Kiosks and components	$1,168,956	$1,165,925
Computers, servers, and software	196,396	200,915
Leasehold improvements	23,319	29,625
Office furniture and equipment	7,461	9,218
Vehicles	5,545	6,234
Property and equipment, at cost	1,401,677	1,411,917
Accumulated depreciation and amortization	(1,060,675)	(983,449)
Property and equipment, net	$341,002	$428,468
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

Based on the result of the second step of the goodwill impairment analysis, we recognized a non-cash, non-tax deductible charge for goodwill impairment of $85.9 million related to our ecoATM business segment in the second quarter of 2015.

As a result of the impairment recorded, the estimated fair value of the ecoATM reporting unit equaled its carrying value as of June 30, 2015. The estimate of ecoATM's fair value includes key assumptions with inherent uncertainty which may change in future periods and have a negative effect on the fair value resulting in potential future impairments, the most significant of which is our estimate of future cash flows predicated on estimated growth in kiosks, revenue and profitability measures. Additionally, fair value may be negatively impacted by changes in our strategy related to ecoATM and increased competition from companies whose primary business consists of the purchase of used electronics and with companies in other businesses who also have buyback programs.

Gross amount of goodwill and accumulated impairment charges that we have recorded are as follows:

Dollars in thousands
Goodwill	$559,307
Accumulated impairment losses	(85,890)
Net goodwill at September 30, 2015	$473,417

A reconciliation of the beginning and ending carrying amounts of goodwill by segment is as follows:

Dollars in thousands	December 31, 2014	Goodwill Impairment	September 30, 2015
Redbox	$138,743	$—	$138,743
Coinstar	156,351	—	156,351
ecoATM	264,213	(85,890)	178,323
Total goodwill	$559,307	$(85,890)	$473,417
Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization Period	September 30, 2015	December 31, 2014
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(26,209)	(23,200)
Retailer relationships, net		27,086	30,095
Developed technology	5 years	34,000	34,000
Accumulated amortization		(14,733)	(9,633)
Developed technology, net		19,267	24,367
Other	1 - 40 years	16,800	16,800
Accumulated amortization		(8,432)	(6,571)
Other, net		8,368	10,229
Total intangible assets, net		$54,721	$64,691
Amortization expense was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Retailer relationships	$1,003	$1,358	$3,009	$4,429
Developed technology	1,700	1,700	5,100	5,100
Other	605	613	1,861	1,837
Total amortization of intangible assets	3,308	3,671	9,970	11,366
Less: amortization included in discontinued operations	—	(6)	(44)	(19)
Total amortization of intangible assets from continuing operations	$3,308	$3,665	$9,926	$11,347
Assuming no future impairment, the expected future amortization as of September 30, 2015, is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Other	Total
Remainder of 2015	$1,003	$1,700	$577	$3,280
2016	4,012	6,800	2,281	13,093
2017	4,012	6,800	2,281	13,093
2018	4,012	3,967	1,664	9,643
2019	4,012	—	801	4,813
2020	4,012	—	407	4,419
Thereafter	6,023	—	357	6,380
Total expected amortization	$27,086	$19,267	$8,368	$54,721

Note 7: Equity Method Investments

We include our equity method investments within other long-term assets on our Consolidated Balance Sheets. As of September 30, 2015, our $0.9 million investment in Pursuant Health, Inc., formerly known as SoloHealth, Inc., representing approximately 10% ownership, was our only equity method investment.
Loss from Equity Method Investments

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
Loss from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Proportionate share of net loss of equity method investees:
Joint Venture	$—	$(10,378)	$—	$(28,339)
Pursuant Health, Inc. (fka SoloHealth, Inc.)	(328)	(224)	(593)	(672)
Total proportionate share of net loss of equity method investees	(328)	(10,602)	(593)	(29,011)
Amortization of difference in carrying amount and underlying equity in Joint Venture	—	(750)	—	(2,250)
Total loss from equity method investments	$(328)	$(11,352)	$(593)	$(31,261)
Note 8: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of September 30, 2015:
Principal	$350,000	$300,000	$139,688	$55,000	$844,688
Discount	(3,530)	(3,670)	(279)	—	(7,479)
Total	346,470	296,330	139,409	55,000	837,209	$8,177	$9,497	$19,260	$874,143
Less: current portion	—	—	(12,188)	—	(12,188)	(5,680)	—	—	(17,868)
Total long-term portion	$346,470	$296,330	$127,221	$55,000	$825,021	$2,497	$9,497	$19,260	$856,275

Unamortized deferred financing fees(1)	$534	$1,213	$—	$2,467	$4,214				$4,214

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	145,915	160,000	947,467	$15,391	$13,576	$17,651	$994,085
Less: current portion	—	—	(9,390)	—	(9,390)	(11,026)	—	—	(20,416)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077	$4,365	$13,576	$17,651	$973,669

Unamortized deferred financing fees(1)	$649	$1,372	$—	$2,965	$4,986				$4,986

(1)	Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.
Interest Expense

Dollars in thousands	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cash interest expense	$11,297	$11,519	$34,191	$29,654
Non-cash interest expense:
Amortization of debt discount	435	616	1,304	2,171
Amortization of deferred financing fees	258	285	774	1,252
Total non-cash interest expense	693	901	2,078	3,423
Total cash and non-cash interest expense	11,990	12,420	36,269	33,077
Loss from early extinguishment of debt	—	55	—	2,018
Total interest expense	$11,990	$12,475	$36,269	$35,095
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of September 30, 2015, we were in compliance with the covenants of the related indenture.
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
As of September 30, 2015, we were in compliance with the covenants of the related indenture.
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

The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of September 30, 2015, the interest rate on amounts outstanding under the Credit Facility was 1.95% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$2,813
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$139,688

Note 9: Repurchases of Common Stock
Board Authorization
On February 3, 2015, the Board approved an additional stock repurchase authorization of up to $250.0 million of its common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.
Repurchases
In the nine months ended September 30, 2015, we repurchased a total of 1,840,318 shares of our common stock, via open market repurchases and a 10b5-1 plan, with an average price per share of $67.10 for $123.5 million.
The following table presents a summary of our authorized stock repurchase balance:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2015	$163,655
Additional board authorization	250,000
Proceeds from the exercise of stock options	2,552
Repurchase of common stock from open market	(123,489)
Authorized repurchase - as of September 30, 2015	$292,718

Note 10: Share-Based Payments
We currently grant share-based awards to our executives, non-employee directors and employees under our 2011 Incentive Plan (the “Plan”). The Plan permits the granting of stock options, restricted stock, restricted stock units, and performance-based restricted stock.
Certain information regarding our share-based payments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Share-based payments expense:
Share-based compensation - stock options	$57	$163	$238	$619
Share-based compensation - restricted stock	3,566	3,115	8,164	9,472
Share-based payments for content arrangements	1,241	(29)	3,723	2
Total share-based payments expense	$4,864	$3,249	$12,125	$10,093
Tax benefit on share-based payments expense	$1,888	$1,246	$4,696	$3,873

	September 30, 2015
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$202	1.2 years
Share-based compensation - restricted stock	20,656	2.4 years
Share-based payments for content arrangements	894	0.5 years
Total unrecognized share-based payments expense	$21,752
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2015:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2014	128	$52.59
Granted	—	—
Exercised	(49)	52.10
Canceled, expired, or forfeited	(24)	53.99
Outstanding, September 30, 2015	55	52.40
Certain information regarding stock options outstanding as of September 30, 2015, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	55	39
Weighted average per share exercise price	$52.40	$51.67
Aggregate intrinsic value	$284	$240
Weighted average remaining contractual term (in years)	6.58	6.34

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
The following table presents a summary of restricted stock award activity for 2015:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2014	609	$62.35
Granted	325	67.04
Vested	(180)	59.31
Forfeited	(201)	65.22
Non-vested, September 30, 2015	553	65.88
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
Information related to the shares of restricted stock granted as part of these agreements as of September 30, 2015, is as follows:

Whole shares	Granted	Vested	Unvested
Paramount(1)	350,000	350,000	—

(1)	Includes 95,000 shares that vested on January 1, 2015.
Rights to Receive Cash
As a part of the acquisition of ecoATM, we issued replacement awards for unvested restricted stock and options in ecoATM with rights to receive cash equal to the per share merger consideration for restricted stock and net of the exercise price for options. The replacement awards vest in accordance with the terms of the original replaced award. The replacement awards are considered liability classified as they represent rights to receive cash. Expense associated with the post-combination awards is recognized net of forfeitures, and cash payments are made in accordance with the awards' vesting schedule, generally on a monthly basis. We recognized $3.8 million in expense associated with the issuance of rights to receive cash for the nine months ended September 30, 2015. The expected future recognition of expense associated with the rights to receive cash as of September 30, 2015 is as follows:

Dollars in thousands	Expected Expense
Remainder of 2015	$639
2016	2,156
2017	335
Remaining total expected expense	$3,130

Note 11: Restructuring
During the first quarter of 2015, we recorded restructuring charges arising from the following activities:

•	Discontinuing our Redbox operations in Canada. The disposal was completed on March 31, 2015. See Note 12: Discontinued Operations for further information;

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
There were no significant restructuring charges in the third quarter of 2015 or 2014. The total amount incurred for restructuring, exclusive of asset impairments incurred by reportable segment (on an allocated basis) and expense type is as follows:

	Nine Months Ended
	September 30,
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

During the nine months ended September 30, 2015, we recognized $16.4 million in charges in connection with our restructuring and early lease termination including $6.9 million in impairments of lease related assets, and $9.4 million in restructuring costs, which include severance and net lease termination costs.

	Nine Months Ended
	September 30,
Dollars in thousands	2015	2014
Restructuring costs	$9,433	$1,147
Impairment of lease related assets (see Note 5)	6,940	—
Total restructuring and lease termination costs	16,373	1,147
Less: restructuring costs included in discontinued operations	(522)	(590)
Restructuring and lease termination costs from continuing operations	$15,851	$557

A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs	Other
Beginning Balance - January 1, 2015	$—	$—	$—
Costs charged to expense	4,451	4,669	313
Reclassification of deferred balances(1)	—	5,260	—
Costs paid or otherwise settled	(4,451)	(4,237)	(265)
Ending Balance - September 30, 2015	$—	$5,692	$48

(1)	Deferred rent liabilities related to the early lease termination that were reclassified to present the outstanding liability related to the terminated leases.

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
In addition to Redbox Canada, discontinued operations for the nine months ended September 30, 2014 included a $1.3 million pretax loss from operations and a $0.5 million income tax benefit related to the wind-down process of certain new ventures that were discontinued during 2013. Continuing cash flows from the wind-down process were not material. Total loss on discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Redbox Canada	$(256)	$(4,233)	$(5,077)	$(9,976)
Certain new ventures	—	—	—	(768)
Loss on discontinued operations	$(256)	$(4,233)	$(5,077)	$(10,744)

Redbox Canada
The disposition and operating results of Redbox Canada are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$—	$2,965	$1,557	$8,215
Direct operating	10	4,669	4,314	13,587
Marketing	—	619	112	1,870
General and administrative	(10)	278	144	892
Restructuring and lease termination costs	—	—	522	—
Depreciation and other	—	1,516	5,858	4,037
Amortization of intangible assets	—	6	44	19
Other expense, net	(36)	(1,661)	(4,365)	(1,463)
Pretax loss of discontinued operations related to major classes of pretax loss	(36)	(5,784)	(13,802)	(13,653)
Income tax benefit (expense)(1)	(220)	1,551	8,725	3,677
Net loss on discontinued operations	$(256)	$(4,233)	$(5,077)	$(9,976)

(1)	The income tax benefit for the nine months ended September 30, 2015 includes a benefit on the rate differential between the U.S. and Canada.
Significant operating and investing cash flows of Redbox Canada were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Dollars in thousands	2015	2014	2015	2014
Loss on discontinued operations	$(256)	$(4,233)	$(5,077)	$(9,976)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	—	1,522	5,902	4,056
Content library	167	(768)	3,379	(359)
Prepaid and other current assets	(42)	3	1,192	32
Accounts payable	28	500	(2,688)	(351)
Accrued payables to retailers	—	(193)	(155)	109
Other accrued liabilities	(57)	(67)	(674)	(91)
Net cash flows from (used in) operating activities	$(160)	$(3,236)	$1,879	$(6,580)
Investing activities:
Purchase of property, plant and equipment	(33)	291	(311)	(3,980)
Total cash flows used in investing activities	$(33)	$291	$(311)	$(3,980)

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

Our calculation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands, except per share data	2015	2014	2015	2014
Numerator
Income from continuing operations	$37,592	$22,123	$32,396	$73,562
Loss from discontinued operations, net of tax	(256)	(4,233)	(5,077)	(10,744)
Net income	$37,336	$17,890	$27,319	$62,818

Income from continuing operations	$37,592	$22,123	$32,396	$73,562
Dividends and undistributed income allocated to participating shares	(1,130)	(739)	(905)	(2,294)
Income from continuing operations to common shares - basic	36,462	21,384	31,491	71,268
Effect of reallocating undistributed income from continuing operations to participating shares	—	8	—	41
Income from continuing operations to common shares - diluted	$36,462	$21,392	$31,491	$71,309

Denominator
Weighted average common shares - basic	17,220	18,798	17,775	20,792
Dilutive effect of share-based payment awards	9	53	14	87
Dilutive effect of convertible debt	—	170	—	307
Weighted average common shares - diluted(1)	17,229	19,021	17,789	21,186

Basic earnings (loss) per common share:
Continuing operations	$2.12	$1.14	$1.77	$3.43
Discontinued operations	(0.02)	(0.23)	(0.28)	(0.52)
Basic earnings per common share	$2.10	$0.91	$1.49	$2.91

Diluted earnings (loss) per common share:
Continuing operations	$2.12	$1.12	$1.77	$3.37
Discontinued operations	(0.02)	(0.22)	(0.29)	(0.51)
Diluted earnings per common share	$2.10	$0.90	$1.48	$2.86

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	12	226	1	16

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

Dollars in thousands
Three Months Ended September 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$395,372	$85,677	$30,965	$41	$—	$512,055
Expenses:
Direct operating	269,022	41,249	28,583	786	559	340,199
Marketing	4,180	1,439	1,134	262	116	7,131
Research and development	—	—	1,201	—	313	1,514
General and administrative	31,788	8,502	3,105	933	3,490	47,818
Segment operating income (loss)	90,382	34,487	(3,058)	(1,940)	(4,478)	115,393
Less: depreciation, amortization and other	(27,754)	(7,942)	(6,788)	(704)	—	(43,188)
Operating income (loss)	62,628	26,545	(9,846)	(2,644)	(4,478)	72,205
Loss from equity method investments, net	—	—	—	—	(328)	(328)
Interest expense, net	—	—	—	—	(11,973)	(11,973)
Other, net	—	—	—	—	(1,384)	(1,384)
Income (loss) from continuing operations before income taxes	$62,628	$26,545	$(9,846)	$(2,644)	$(18,163)	$58,520

Dollars in thousands
Three Months Ended September 30, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$435,083	$85,074	$29,733	$9	$—	$549,899
Expenses:
Direct operating	308,123	42,428	26,411	577	1,903	379,442
Marketing	5,419	1,834	973	239	678	9,143
Research and development	15	64	1,360	728	832	2,999
General and administrative	33,249	7,313	3,027	858	3,139	47,586
Segment operating income (loss)	88,277	33,435	(2,038)	(2,393)	(6,552)	110,729
Less: depreciation, amortization and other	(36,685)	(8,989)	(4,297)	(74)	—	(50,045)
Operating income (loss)	51,592	24,446	(6,335)	(2,467)	(6,552)	60,684
Loss from equity method investments, net	—	—	—	—	(11,352)	(11,352)
Interest expense, net	—	—	—	—	(12,465)	(12,465)
Other, net	—	—	—	—	(1,352)	(1,352)
Income (loss) from continuing operations before income taxes	$51,592	$24,446	$(6,335)	$(2,467)	$(31,721)	$35,515

Dollars in thousands
Nine Months Ended September 30, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$1,353,881	$235,286	$76,776	$117	$—	$1,666,060
Expenses:
Direct operating	913,401	117,870	78,616	3,055	2,060	1,115,002
Marketing	13,271	3,849	5,013	840	625	23,598
Research and development	—	—	4,206	(84)	1,515	5,637
General and administrative	99,859	24,065	7,167	6,084	7,982	145,157
Restructuring and lease termination costs (Note 11)	15,174	550	127	—	—	15,851
Goodwill impairment (Note 6)	—	—	85,890	—	—	85,890
Segment operating income (loss)	312,176	88,952	(104,243)	(9,778)	(12,182)	274,925
Less: depreciation, amortization and other	(92,424)	(24,197)	(18,995)	(2,050)	—	(137,666)
Operating income (loss)	219,752	64,755	(123,238)	(11,828)	(12,182)	137,259
Loss from equity method investments, net	—	—	—	—	(593)	(593)
Interest expense, net	—	—	—	—	(36,227)	(36,227)
Other, net	—	—	—	—	(3,088)	(3,088)
Income (loss) from continuing operations before income taxes	$219,752	$64,755	$(123,238)	$(11,828)	$(52,090)	$97,351

Dollars in thousands
Nine Months Ended September 30, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$1,390,970	$233,707	$69,478	$33	$—	$1,694,188
Expenses:
Direct operating	989,100	120,354	64,729	1,421	5,214	1,180,818
Marketing	15,412	4,397	2,568	620	2,275	25,272
Research and development	41	486	4,535	2,035	2,788	9,885
General and administrative	105,642	21,479	9,470	2,352	9,847	148,790
Restructuring and lease termination costs (Note 11)	534	23	—	—	—	557
Segment operating income (loss)	280,241	86,968	(11,824)	(6,395)	(20,124)	328,866
Less: depreciation, amortization and other	(114,872)	(26,473)	(11,821)	(315)	—	(153,481)
Operating income (loss)	165,369	60,495	(23,645)	(6,710)	(20,124)	175,385
Loss from equity method investments, net	—	—	—	—	(31,261)	(31,261)
Interest expense, net	—	—	—	—	(35,045)	(35,045)
Other, net	—	—	—	—	(386)	(386)
Income (loss) from continuing operations before income taxes	$165,369	$60,495	$(23,645)	$(6,710)	$(86,816)	$108,693
Significant Retailer Relationships
The following retailers accounted for 10% or more of our consolidated revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Wal-Mart Stores Inc.	16.6%	15.4%	16.5%	15.3%
Walgreen Co.	12.9%	13.2%	13.6%	13.8%
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

Assets and Liabilities Measured and Reported at Fair Value on a Recurring Basis
The following table presents our financial assets and liabilities that are measured and reported at fair value in our Consolidated Balance Sheets on a recurring basis, by level within the fair value hierarchy (in thousands):

Fair Value at September 30, 2015	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$9,278	$—	$—

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$916	$—	$—
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
We estimated the fair value of our senior unsecured notes due 2019 and 2021 outstanding using quoted market prices by independent dealers. The estimated fair value of our senior unsecured notes due 2019 and 2021 was approximately $350.0 million and $300.0 million, at September 30, 2015 and December 31, 2014, respectively. The fair value estimate of our senior unsecured notes falls under Level 2 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.

Note 16: Commitments and Contingencies
Lease Commitments
Operating Leases
During 2015, we made the following changes to our operating leases:

•
We early terminated our operating lease of certain floors of our Redbox headquarters and recognized the fair value of the ongoing lease payments and other related costs through the effective date of termination, July 31, 2016, as of the cease use date, March 31, 2015. See Note 11: Restructuring for additional information; and

•	We entered into a new operating lease of 16,085 square feet of office space in Woodland Hills, California which expires May 31, 2022.
As of September 30, 2015, our future minimum lease payments, net of sublease income are as follows:

Dollars in thousands	Operating Leases(1)
Remaining in 2015	$4,298
2016	15,420
2017	10,601
2018	7,109
2019	6,152
Thereafter	10,435
Total minimum lease commitments	54,015
Less: sublease income	(1,689)
Total minimum lease commitments, net	$52,326

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered was to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made no purchases in the nine months ended September 30, 2015, and we made $2.1 million in purchases in the nine months ended September 30, 2014, that reduced this commitment. As of September 30, 2015, our remaining commitment is $15.8 million under this arrangement.
We have also entered into other certain miscellaneous purchase agreements in the normal course of business, which resulted in total purchase commitments of $35.2 million as of September 30, 2015.
Content License Agreements
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This will extend the license period through December 31, 2016, with no further options to renew, and require us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016. See Note 20: Subsequent Events for additional information.
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and required us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015.
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

We have entered into certain license agreements to obtain content for movie and video game rentals. Total estimated movie content commitments as of September 30, 2015, is presented in the following table:

Dollars in thousands		Years Ended December 31,
	Total	Remaining in 2015	2016	2017
Total estimated movie content commitments(1)	$575,585	$155,439	$333,835	$86,311

(1)
Subsequent to quarter end and not included in this table, Paramount elected to exercise its option to extend our existing content license agreement. This will extend the license period through December 31, 2016. See Note 20: Subsequent Events for additional information.

Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument is scheduled for November 10, 2015. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.

Note 17: Guarantor Subsidiaries
Certain of our wholly owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the Senior Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of September 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$139,233	$14,453	$41,917	$—	$195,603
Accounts receivable, net of allowances	2,484	20,459	805	—	23,748
Content library	—	126,769	—	—	126,769
Prepaid expenses and other current assets	23,577	25,021	797	(6,989)	42,406
Intercompany receivables	31,137	563,167	428	(594,732)	—
Total current assets	196,431	749,869	43,947	(601,721)	388,526
Property and equipment, net	106,173	219,614	15,215	—	341,002
Deferred income taxes	—	6,331	2,712	(6,331)	2,712
Goodwill and other intangible assets, net	249,706	278,432	—	—	528,138
Other long-term assets	5,232	1,017	194	—	6,443
Investment in related parties	942,221	30,105	—	(972,326)	—
Total assets	$1,499,763	$1,285,368	$62,068	$(1,580,378)	$1,266,821
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$12,168	$106,782	$198	$—	$119,148
Accrued payable to retailers	62,765	26,517	11,819	—	101,101
Other accrued liabilities	66,040	77,712	2,336	1,820	147,908
Current portion of long-term debt and other long-term liabilities	17,530	—	338	—	17,868
Deferred income taxes	—	18,310	—	(8,809)	9,501
Intercompany payables	484,166	93,511	17,055	(594,732)	—
Total current liabilities	642,669	322,832	31,746	(601,721)	395,526
Long-term debt and other long-term liabilities	835,771	20,315	189	—	856,275
Deferred income taxes	23,373	—	28	(6,330)	17,071
Total liabilities	1,501,813	343,147	31,963	(608,051)	1,268,872
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock	—	—	3,000	(3,000)	—
Common stock	595,795	234,729	18,393	(367,636)	481,281
Treasury stock	(1,116,205)	—	—	—	(1,116,205)
Retained earnings	519,027	707,492	6,679	(601,691)	631,507
Accumulated other comprehensive income (loss)	(667)	—	2,033	—	1,366
Total stockholders’ equity (deficit)	(2,050)	942,221	30,105	(972,327)	(2,051)
Total liabilities and stockholders’ equity (deficit)	$1,499,763	$1,285,368	$62,068	$(1,580,378)	$1,266,821

CONSOLIDATING BALANCE SHEETS
(unaudited)
	As of December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$180,889	$17,939	$43,868	$—	$242,696
Accounts receivable, net of allowances	3,203	43,874	1,513	—	48,590
Content library	—	176,490	3,631	—	180,121
Prepaid expenses and other current assets	21,442	23,923	1,030	(6,558)	39,837
Intercompany receivables	40,762	467,181	—	(507,943)	—
Total current assets	246,296	729,407	50,042	(514,501)	511,244
Property and equipment, net	133,923	263,412	31,133	—	428,468
Deferred income taxes	—	—	11,378	—	11,378
Goodwill and other intangible assets, net	249,717	374,281	—	—	623,998
Other long-term assets	6,665	1,231	335	—	8,231
Investment in related parties	917,234	(5,114)	—	(912,120)	—
Total assets	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$12,899	$153,260	$2,474	$—	$168,633
Accrued payable to retailers	69,189	42,977	14,124	—	126,290
Other accrued liabilities	59,770	74,536	2,820	—	137,126
Current portion of long-term debt and other long-term liabilities	20,020	—	396	—	20,416
Deferred income taxes	—	27,961	29	(6,558)	21,432
Intercompany payables	309,932	121,015	76,996	(507,943)	—
Total current liabilities	471,810	419,749	96,839	(514,501)	473,897
Long-term debt and other long-term liabilities	949,588	22,946	1,135	—	973,669
Deferred income taxes	35,058	3,288	29	—	38,375
Total liabilities	1,456,456	445,983	98,003	(514,501)	1,485,941
Commitments and contingencies
Stockholders’ Equity (Deficit):
Preferred stock	—	—	—	—	—
Common stock	588,105	225,729	12,393	(352,635)	473,592
Treasury stock	(996,293)	—	—	—	(996,293)
Retained earnings	506,360	691,505	(17,991)	(559,485)	620,389
Accumulated other comprehensive income (loss)	(793)	—	483	—	(310)
Total stockholders’ equity (deficit)	97,379	917,234	(5,115)	(912,120)	97,378
Total liabilities and stockholders’ equity (deficit)	$1,553,835	$1,363,217	$92,888	$(1,426,621)	$1,583,319

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Three Months Ended September 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$72,992	$426,337	$12,726	$—	$512,055
Expenses:
Direct operating	36,657	297,857	5,685	—	340,199
Marketing	1,592	5,414	125	—	7,131
Research and development	—	1,514	—	—	1,514
General and administrative	11,745	35,843	230	—	47,818
Depreciation and other	7,573	31,236	1,071	—	39,880
Amortization of intangible assets	3	3,305	—	—	3,308
Total expenses	57,570	375,169	7,111	—	439,850
Operating income	15,422	51,168	5,615	—	72,205
Other income (expense), net:
Loss from equity method investments, net	(328)	—	—	—	(328)
Interest income (expense), net	23,448	(35,164)	(257)	—	(11,973)
Other, net	3,412	8	(4,804)	—	(1,384)
Total other income (expense), net	26,532	(35,156)	(5,061)	—	(13,685)
Income from continuing operations before income taxes	41,954	16,012	554	—	58,520
Income tax benefit (expense)	(31,826)	10,604	294	—	(20,928)
Income from continuing operations	10,128	26,616	848	—	37,592
Income (loss) from discontinued operations, net of tax	6	(235)	(27)	—	(256)
Equity in income (loss) of subsidiaries	27,202	821	—	(28,023)	—
Net income	37,336	27,202	821	(28,023)	37,336
Foreign currency translation adjustment(1)	(448)	—	(1,203)	—	(1,651)
Comprehensive income (loss)	$36,888	$27,202	$(382)	$(28,023)	$35,685

(1)	Foreign currency translation adjustment had no tax effect for the three months ended September 30, 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Three Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$71,616	$464,814	$13,469	$—	$549,899
Expenses:
Direct operating	36,930	335,780	6,732	—	379,442
Marketing	1,945	7,059	139	—	9,143
Research and development	861	2,138	—	—	2,999
General and administrative	10,789	36,558	239	—	47,586
Depreciation and other	8,173	36,983	1,224	—	46,380
Amortization of intangible assets	358	3,307	—	—	3,665
Total expenses	59,056	421,825	8,334	—	489,215
Operating income	12,560	42,989	5,135	—	60,684
Other income (expense), net:
Loss from equity method investments, net	(224)	(11,128)	—	—	(11,352)
Interest income (expense), net	(12,570)	163	(58)	—	(12,465)
Other, net	1,941	344	(3,637)	—	(1,352)
Total other expense, net	(10,853)	(10,621)	(3,695)	—	(25,169)
Income from continuing operations before income taxes	1,707	32,368	1,440	—	35,515
Income tax benefit (expense)	(1,915)	(10,957)	(520)	—	(13,392)
Income from continuing operations	(208)	21,411	920	—	22,123
Loss from discontinued operations, net of tax	—	(176)	(4,057)	—	(4,233)
Equity in income (loss) of subsidiaries	18,098	(3,137)	—	(14,961)	—
Net income (loss)	17,890	18,098	(3,137)	(14,961)	17,890
Foreign currency translation adjustment(1)	(680)	—	(15)	—	(695)
Comprehensive income (loss)	$17,210	$18,098	$(3,152)	$(14,961)	$17,195

(1)	Foreign currency translation adjustment had no tax effect for the three months ended September 30, 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Nine Months Ended September 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$200,489	$1,430,657	$34,914	$—	$1,666,060
Expenses:
Direct operating	105,780	993,220	16,002	—	1,115,002
Marketing	4,583	18,863	152	—	23,598
Research and development	(83)	5,720	—	—	5,637
General and administrative	35,568	108,958	631	—	145,157
Restructuring and lease termination costs	551	15,300	—	—	15,851
Depreciation and other	20,273	104,282	3,185	—	127,740
Amortization of intangible assets	10	9,916	—	—	9,926
Goodwill impairment (Note 6)	—	85,890	—	—	85,890
Total expenses	166,682	1,342,149	19,970	—	1,528,801
Operating income	33,807	88,508	14,944	—	137,259
Other income (expense), net:
Loss from equity method investments, net	(593)	—	—	—	(593)
Interest income (expense), net	(1,433)	(34,472)	(322)	—	(36,227)
Other, net	8,990	72	(12,150)	—	(3,088)
Total other income (expense), net	6,964	(34,400)	(12,472)	—	(39,908)
Income from continuing operations before income taxes	40,771	54,108	2,472	—	97,351
Income tax expense	(26,393)	(38,442)	(120)	—	(64,955)
Income from continuing operations	14,378	15,666	2,352	—	32,396
Income (loss) from discontinued operations, net of tax	674	(28,068)	22,317	—	(5,077)
Equity in income (loss) of subsidiaries	12,267	24,669	—	(36,936)	—
Net income	27,319	12,267	24,669	(36,936)	27,319
Foreign currency translation adjustment(1)	126	—	1,550	—	1,676
Comprehensive income	$27,445	$12,267	$26,219	$(36,936)	$28,995

(1)	Foreign currency translation adjustment had no tax effect for the nine months ended September 30, 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
	Nine Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$197,878	$1,460,447	$35,863	$—	$1,694,188
Expenses:
Direct operating	105,399	1,057,472	17,947	—	1,180,818
Marketing	4,723	20,220	329	—	25,272
Research and development	2,589	7,296	—	—	9,885
General and administrative	31,406	116,705	679	—	148,790
Restructuring and lease termination costs	23	534	—	—	557
Depreciation and other	26,744	111,944	3,446	—	142,134
Amortization of intangible assets	1,430	9,917	—	—	11,347
Total expenses	172,314	1,324,088	22,401	—	1,518,803
Operating income	25,564	136,359	13,462	—	175,385
Other income (expense), net:
Loss from equity method investments, net	(672)	(30,589)	—	—	(31,261)
Interest income (expense), net	(35,172)	286	(159)	—	(35,045)
Other, net	7,662	466	(8,514)	—	(386)
Total other expense, net	(28,182)	(29,837)	(8,673)	—	(66,692)
Income (loss) from continuing operations before income taxes	(2,618)	106,522	4,789	—	108,693
Income tax benefit (expense)	1,333	(35,407)	(1,057)	—	(35,131)
Income (loss) from continuing operations	(1,285)	71,115	3,732	—	73,562
Loss from discontinued operations, net of tax	(803)	(381)	(9,560)	—	(10,744)
Equity in income (loss) of subsidiaries	64,906	(5,828)	—	(59,078)	—
Net income (loss)	62,818	64,906	(5,828)	(59,078)	62,818
Foreign currency translation adjustment(1)	(650)	—	494	—	(156)
Comprehensive income (loss)	$62,168	$64,906	$(5,334)	$(59,078)	$62,662

(1)	Foreign currency translation adjustment had no tax effect for the nine months ended September 30, 2014.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income	$27,319	$12,267	$24,669	$(36,936)	$27,319
Adjustments to reconcile net income to net cash flows from (used in) operating activities:
Depreciation and other	20,273	106,127	7,198	—	133,598
Amortization of intangible assets	10	9,916	44	—	9,970
Share-based payments expense	6,500	5,521	—	—	12,021
Windfall excess tax benefits related to share-based payments	(715)	—	—	—	(715)
Deferred income taxes	(13,932)	(19,271)	7,523	—	(25,680)
Restructuring and lease termination costs	136	1,544	—	—	1,680
Loss from equity method investment, net	593	—	—	—	593
Amortization of deferred financing fees and debt discount	2,078	—	—	—	2,078
Goodwill impairment (Note 6)	—	85,890	—	—	85,890
Other	(409)	636	(728)	—	(501)
Equity in (income) losses of subsidiaries	(12,267)	(24,669)	—	36,936	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	717	23,416	599	—	24,732
Content library	—	49,573	3,632	—	53,205
Prepaid expenses and other current assets	(1,693)	(3,394)	193	—	(4,894)
Other assets	56	214	136	—	406
Accounts payable	(2,677)	(41,218)	(2,185)	—	(46,080)
Accrued payable to retailers	(6,423)	(16,460)	(1,404)	—	(24,287)
Other accrued liabilities	10,391	7,509	(461)	—	17,439
Net cash flows from (used in) operating activities(1)	29,957	197,601	39,216	—	266,774
Investing Activities:
Purchases of property and equipment	(18,837)	(40,123)	(1,204)	—	(60,164)
Proceeds from sale of property and equipment	17	3,051	—	—	3,068
Investments in and advances to affiliates	207,470	(164,015)	(43,455)	—	—
Net cash flows from (used in) investing activities(1)	188,650	(201,087)	(44,659)	—	(57,096)
Financing Activities:
Proceeds from new borrowing of Credit Facility	147,000	—	—	—	147,000
Principal payments on Credit Facility	(258,563)	—	—	—	(258,563)
Repurchases of common stock	(123,489)	—	—	—	(123,489)
Dividends paid (Note 19)	(16,158)	—	—	—	(16,158)
Principal payments on capital lease obligations and other debt	(8,640)	—	(298)	—	(8,938)
Financing costs associated with Credit Facility and senior unsecured notes	(9)	—	—	—	(9)
Windfall excess tax benefits related to share-based payments	715	—	—	—	715
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,246)	—	—	—	(1,246)
Net cash flows from (used in) financing activities(1)	(260,390)	—	(298)	—	(260,688)
Effect of exchange rate changes on cash	127	—	3,790	—	3,917
Increase (decrease) in cash and cash equivalents	(41,656)	(3,486)	(1,951)	—	(47,093)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$139,233	$14,453	$41,917	$—	$195,603

(1)
During the first quarter of 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

CONSOLIDATING STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$62,818	$64,906	$(5,828)	$(59,078)	$62,818
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and other	26,728	113,408	6,020	—	146,156
Amortization of intangible assets	1,430	9,936	—	—	11,366
Share-based payments expense	8,227	1,866	—	—	10,093
Windfall excess tax benefits related to share-based payments	(1,988)	—	—	—	(1,988)
Deferred income taxes	5,746	(13,965)	(3,105)	(6,084)	(17,408)
Loss from equity method investments, net	672	30,589	—	—	31,261
Amortization of deferred financing fees and debt discount	3,423	—	—	—	3,423
Loss from early extinguishment of debt	2,018	—	—	—	2,018
Other	(1,149)	(368)	40	—	(1,477)
Equity in (income) losses of subsidiaries	(64,906)	5,828	—	59,078	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	395	16,157	912	—	17,464
Content library	36	48,988	(224)	—	48,800
Prepaid expenses and other current assets	16,024	1,026	(87)	6,084	23,047
Other assets	55	1,546	46	—	1,647
Accounts payable	(2,427)	(94,130)	(449)	—	(97,006)
Accrued payable to retailers	(11,177)	(15,003)	(1,642)	—	(27,822)
Other accrued liabilities	(5,049)	(331)	35	—	(5,345)
Net cash flows from (used in) operating activities(1)	40,876	170,453	(4,282)	—	207,047
Investing Activities:
Purchases of property and equipment	(24,933)	(41,663)	(5,715)	—	(72,311)
Proceeds from sale of property and equipment	750	1,085	—	—	1,835
Cash paid for equity investments	—	(24,500)	—	—	(24,500)
Investments in and advances to affiliates	98,892	(101,884)	2,992	—	—
Net cash flows from (used in) investing activities(1)	74,709	(166,962)	(2,723)	—	(94,976)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing on Credit Facility	635,000	—	—	—	635,000
Principal payments on Credit Facility	(621,250)	—	—	—	(621,250)
Financing costs associated with Credit Facility and senior unsecured notes	(2,906)	—	—	—	(2,906)
Settlement and conversion of convertible debt	(51,149)	—	—	—	(51,149)
Repurchases of common stock	(545,078)	—	—	—	(545,078)
Principal payments on capital lease obligations and other debt	(10,263)	(3)	(331)	—	(10,597)
Windfall excess tax benefits related to share-based payments	1,988	—	—	—	1,988
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,084)	—	—	—	(1,084)
Net cash flows from (used in) financing activities(1)	(299,242)	(3)	(331)	—	(299,576)

(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	(650)	—	1,619	—	969
Increase (decrease) in cash and cash equivalents	(184,307)	3,488	(5,717)	—	(186,536)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$130,943	$13,127	$40,831	$—	$184,901

(1)
2014 includes the wind-down process of certain new ventures that were discontinued during 2013. Cash flows from these discontinued operations were not significant and are not segregated from cash flows from continuing operations in all periods presented.

Note 18: Income Taxes From Continuing Operations
Our effective tax rate from continuing operations was 35.8% and 37.7% for the three months ended September 30, 2015 and 2014, respectively, and 66.7% and 32.3% for the nine months ended September 30, 2015 and 2014, respectively.
Our effective tax rate for both the three months ended September 30, 2015 and September 30, 2014, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic production activities deduction.
Our effective tax rate for the nine months ended September 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction.
Our effective tax rate for the nine months ended September 30, 2014, was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction and discrete benefits, partially offset by state income taxes.
Note 19: Dividends

On July 28, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on August 28, 2015. The dividend was paid on September 15, 2015, and totaled $5.1 million, including $0.2 million paid to recipients of unvested restricted stock awards, which participate in earnings on a basis equivalent to the dividends paid to holders of common stock.

On May 5, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on June 9, 2015. The dividend was paid on June 23, 2015, and totaled $5.4 million including $0.1 million paid to recipients of unvested restricted stock awards.
On February 3, 2015, the Board declared a quarterly cash dividend of $0.30 per share of common stock to shareholders of record at the close of business on March 3, 2015. The dividend was paid on March 18, 2015, and totaled $5.6 million including $0.2 million paid to recipients of unvested restricted stock awards. See Note 13: Earnings Per Share for additional information.
Note 20: Subsequent Events
Studio Agreement
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This will extend the license period through December 31, 2016, with no further options to renew, and require us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016. After accounting for this extension, our total commitment to purchase content from Paramount was approximately $112.8 million.
Dividend
On October 27, 2015, the Board declared a quarterly cash dividend of $0.30 per share expected to be paid on December 8, 2015, to all stockholders of record as of the close of business on November 23, 2015.
Asset Acquisition from Gazelle, Inc.
On October 29, 2015, Outerwall Inc. entered into an asset purchase agreement (the "Agreement") with Gazelle, Inc., a Delaware corporation ("Gazelle") that provides consumers an on-line solution for the sale and purchase of used mobile phones, computers and tablets.
Under the Agreement, we will buy certain assets and liabilities of Gazelle. The total purchase price is approximately $18.0 million subject to certain adjustments including for net inventory at the closing date.
The transaction is expected to close during the fourth quarter and is subject to customary closing conditions. Upon closing, the transaction will be accounted for as a business combination.

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
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products and services in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. Our products and services can be found at approximately 64,220 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants. While we are focused on four consumer sectors: Entertainment, Money, Electronics, and Beauty & Consumer Packaged Goods, we also have an investment within the Health sector.
Core Offerings
We have three core businesses:

•	Our Redbox business segment (“Redbox”), where consumers can rent or purchase movies and video games from self-service kiosks, is focused on the entertainment consumer sector.

•
Our Coinstar business segment (“Coinstar”) is focused on the money consumer sector and provides self-service kiosks where consumers can convert their coins to cash and convert coins and cash to stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand.

•
Our ecoATM business segment (“ecoATM”) is focused on the consumer electronics sector and provides self-service kiosks where consumers can sell certain electronic devices for cash and generates revenue through the sale of devices collected at our kiosks to third parties.

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

Strategy
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant outlays of time and financial resources. We believe we have significant opportunities to continue to grow our revenues, profitability and cash flow by capitalizing on our strengths and favorable industry trends through the execution of the following strategies:

•	Continue to manage profitability in our Redbox business. We are focused on profitably managing Redbox through increased revenue generation and improved kiosk-operations efficiency.

We expect to grow revenue by attracting new customers, testing pricing strategies, improving the Blu-ray rental mix, expanding the availability and depth of new generation video game content and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and generates higher margin dollars per rental. Video games drive revenue by providing Redbox users a low cost access point of $3.00 per night, which is a significant discount to the related purchase price of the new release content. Further, our customer management tools enable us to provide personalized recommendations and promotions to our customers, which helps us generate incremental revenue.

While we have completed the build out of our Redbox network in the U.S., we believe we can improve financial performance by redeploying underperforming kiosks to lower-kiosk-density or higher consumer-traffic areas. We also have retrofitted a significant percentage of our existing kiosks to provide increased capacity, which enables Redbox to retain discs in the kiosks longer without a material increase in product cost thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily title availability and demand at individual kiosk locations. From a financial perspective, we expect these strategies to help offset the secular decline in the physical market.

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

•
Scale and grow our ecoATM business to profitability. We are focused on strategically scaling our ecoATM business while also enhancing existing kiosk performance in order to drive the business to profitability. We expect to increase revenue through continued focus on placing new kiosks in attractive locations and driving increased productivity at existing kiosks while also leveraging expenses as a percentage of revenue as the business scales. We plan to increase collections of devices and accelerate the ramp time of new kiosk installations in our mass merchant channel through ongoing marketing to customers in our key demographic segments.

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

Recent Events
Subsequent Events

•
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This will extend the license period through December 31, 2016, with no further options to renew, and require us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•
On October 27, 2015, the Board declared a quarterly cash dividend of $0.30 per share expected to be paid on December 8, 2015, to all stockholders of record as of the close of business on November 23, 2015.

•
On October 29, 2015, Outerwall Inc. entered into an asset purchase agreement (the "Agreement") with Gazelle, Inc., a Delaware corporation ("Gazelle") that provides consumers an on-line solution for the sale and purchase of used mobile phones, computers and tablets. Under the Agreement, we will buy certain assets and liabilities of Gazelle. The total purchase price is approximately $18.0 million subject to certain adjustments including for net inventory at the closing date. The transaction is expected to close during the fourth quarter and is subject to customary closing conditions. Upon closing, the transaction will be accounted for as a business combination.

Q3 2015 Events

•	On September 15, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.1 million.

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and required us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015; and

•	During the three months ended September 30, 2015, we repurchased 938,586 shares of our common stock at an average price per share of $64.73 for $60.8 million.
Q2 2015 Events

•	On June 23, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.4 million;

•
On June 5, 2015, Redbox entered into an amendment to the existing April 22, 2010, agreement with Twentieth Century Fox Home Entertainment LLC (“Fox”) that maintains a 28-day window on Blu-ray Disc® and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox;

•	During the three months ended June 30, 2015, we repurchased 284,537 shares of our common stock at an average price per share of $77.40 for $22.0 million; and

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

•	On March 18, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.6 million; and

•	During the three months ended March 31, 2015, we repurchased 617,195 shares of our common stock at an average price of $65.96 per share for $40.7 million.
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands, except per share amounts	2015	2014	$	%	2015	2014	$	%
Revenue	$512,055	$549,899	$(37,844)	(6.9)%	$1,666,060	$1,694,188	$(28,128)	(1.7)%
Operating income	$72,205	$60,684	$11,521	19.0%	$137,259	$175,385	$(38,126)	(21.7)%
Income from continuing operations	$37,592	$22,123	$15,469	69.9%	$32,396	$73,562	$(41,166)	(56.0)%
Diluted earnings from continuing operations per common share	$2.12	$1.12	$1.00	89.3%	$1.77	$3.37	$(1.60)	(47.5)%
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Revenue decreased $37.8 million, or 6.9%, primarily due to:

•
$39.7 million decrease from our Redbox segment primarily due to a 8.4% decrease in same store sales driven by a decline in rentals and the removal of underperforming kiosks, partially offset by price increases for movie content implemented in December 2014. Movie rentals were impacted primarily by lower total box office (representing titles with North American box office receipts of at least $5.0 million per title) of movie titles released which was 45.3% lower than the prior period including seven fewer titles, the timing of the release slate, a higher impact from the secular decline in the physical market and lower demand from price-sensitive customers following the price increases which is heightened in periods of weak content. This was partially offset by

•
$1.2 million increase from our ecoATM segment primarily due to the increase in number of kiosks installed partially offset by a decrease in the average selling prices of value devices sold, primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk; and

•	$0.6 million increase from our Coinstar segment, primarily due to the increase in number of Coinstar Exchange kiosks installed and higher volume in U.S. Coinstar kiosks.

Operating income increased $11.5 million, or 19.0%, primarily due to:

•	$11.0 million increase in operating income within our Redbox segment primarily due to:

◦
$39.1 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on movie content and other lower direct expenses primarily from lower contractual fees paid to our retail partners due to lower revenue and lower credit card fees driven by lower rental volume; and

◦	$8.9 million decrease in depreciation and amortization primarily from lower kiosk related depreciation; partially offset by

◦	$39.7 million decrease in revenue.

•
$2.1 million increase in operating income within our Coinstar segment primarily due to higher revenue and lower operating expenses including direct operating, depreciation and amortization, and marketing, partially offset by an increase in general and administrative expenses; and

•
$2.1 million decrease in share based expense not allocated to our segments primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; partially offset by

•	$3.5 million increase in operating loss within our ecoATM segment, primarily due to an increase in direct operating expenses and depreciation associated with the increase in the installed kiosk base.
Income from continuing operations increased $15.5 million, or 69.9%, primarily due to:

•	$11.5 million increase in operating income as described above; and

•	$11.0 million lower losses from equity method investments due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014; partially offset by

•	$7.5 million increase in income tax expense primarily due to higher pre-tax income partially offset by higher permanent tax benefits.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Revenue decreased $28.1 million, or 1.7% primarily due to:

•
$37.1 million decrease from our Redbox segment primarily due to a 2.3% decrease in same store sales driven by a decline in rentals and the removal of underperforming kiosks, partially offset by price increases for movie content implemented in December 2014. Movie rentals were impacted primarily by lower total box office of movie titles released which was 19.4% lower than the prior period including twelve fewer titles, the timing of the release slate, a higher impact from the secular decline in the physical market and lower demand from price-sensitive customers following the price increases which is heightened in periods of weak content. This was partially offset by

•
$7.3 million increase from our ecoATM segment primarily due to the increase in number of kiosks installed partially offset by a decrease in the average selling prices of value devices sold primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk; and

•	$1.6 million increase from our Coinstar segment, primarily due to the increase in number of Coinstar Exchange kiosks installed partially offset by lower transactions in U.S. Coinstar kiosks.
Operating income decreased $38.1 million, or 21.7%, primarily due to:

•
$99.6 million increase in operating loss within our ecoATM segment, primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss increased $13.7 million for our ecoATM segment primarily due to an increase in direct operating expenses and depreciation associated with the increase in the installed kiosk base; partially offset by

•	$54.4 million increase in operating income within our Redbox segment primarily due to:

◦
$75.7 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on movie content and other lower direct expenses primarily from lower credit card fees driven by lower rental volume and lower contractual fees paid to our retail partners due to lower revenue;

◦	$22.4 million decrease in depreciation and amortization primarily from lower kiosk related depreciation;

◦	$5.8 million decrease in general and administrative expenses driven by ongoing cost reduction initiatives; partially offset by

◦	$37.1 million decrease in revenue; and

◦	$14.6 million increase in restructuring and lease termination costs related mainly to early lease termination of certain floors at our Redbox headquarters and severance costs.

•
$7.9 million decrease in share based expense not allocated to our segments primarily due to the lower expense from rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•
$4.3 million increase in operating income within our Coinstar segment primarily due to a $1.6 million increase in revenue and lower operating expenses including direct operating, depreciation and amortization, marketing, and research and development, partially offset by an increase in general and administrative and restructuring expenses.

Income from continuing operations decreased $41.2 million, or 56.0%, primarily due to:

•	$38.1 million decrease in operating income as described above;

•	$29.8 million increase in income tax expense primarily due to higher pre-tax income excluding the non-tax deductible goodwill impairment charge and reduced permanent tax benefits;

•	$2.7 million increase in other expenses primarily related to foreign exchange; and

•	$1.2 million increase in interest expense primarily due to a shift in the composition of our debt to higher fixed rate debt, partially offset by lower borrowings; partially offset by

•	$30.7 million lower losses from equity method investments due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014.
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
Unallocated Share-Based Compensation and Rights to Receive Cash Expense

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Direct operating	$559	$1,903	$(1,344)	(70.6)%	$2,060	$5,214	$(3,154)	(60.5)%
Marketing	116	678	(562)	(82.9)%	625	2,275	(1,650)	(72.5)%
Research and development	313	832	(519)	(62.4)%	1,515	2,788	(1,273)	(45.7)%
General and administrative	3,490	3,139	351	11.2%	7,982	9,847	(1,865)	(18.9)%
Total	$4,478	$6,552	$(2,074)	(31.7)%	$12,182	$20,124	$(7,942)	(39.5)%

*	Not Meaningful

Unallocated share-based compensation expense decreased $2.1 million, or 31.7% and $7.9 million, or 39.5% during the three and nine months ended September 30, 2015, primarily due to the continued vesting of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013 and changes in the fair value of restricted stock awards granted. See Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.

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

Redbox

	Three Months Ended				Nine Months Ended
Dollars in thousands, except net revenue per rental amounts	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$395,372	$435,083	$(39,711)	(9.1)%	$1,353,881	$1,390,970	$(37,089)	(2.7)%
Expenses:
Direct operating	269,022	308,123	(39,101)	(12.7)%	913,401	989,100	(75,699)	(7.7)%
Marketing	4,180	5,419	(1,239)	(22.9)%	13,271	15,412	(2,141)	(13.9)%
Research and development	—	15	(15)	(100.0)%	—	41	(41)	(100.0)%
General and administrative	31,788	33,249	(1,461)	(4.4)%	99,859	105,642	(5,783)	(5.5)%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	15,174	534	14,640	NM*
Segment operating income	90,382	88,277	2,105	2.4%	312,176	280,241	31,935	11.4%
Less: depreciation and amortization	(27,754)	(36,685)	8,931	(24.3)%	(92,424)	(114,872)	22,448	(19.5)%
Operating income	$62,628	$51,592	$11,036	21.4%	$219,752	$165,369	$54,383	32.9%
Operating income as a percentage of revenue	15.8%	11.9%			16.2%	11.9%
Same store sales growth (decline)	(8.4)%	(11.8)%			(2.3)%	(6.1)%
Effect on change in revenue from same store sales growth (decline)	$(35,837)	$(57,076)			$(31,264)	$(89,237)
Ending number of kiosks	40,790	42,400	(1,610)	(3.8)%	40,790	42,400	(1,610)	(3.8)%
Total rentals (in thousands)	132,645	170,763	(38,118)	(22.3)%	451,739	537,655	(85,916)	(16.0)%
Net revenue per rental	$2.96	$2.54	$0.42	16.5%	$2.99	$2.58	$0.41	15.9%

*	Not Meaningful
The comparable performance of our content library is continually affected by the ongoing secular decline in the physical market, seasonality, the timing of the release slate and the relative attractiveness of titles available for rent in a particular quarter or year, which may have lingering effects in subsequent periods. Compared with prior periods when kiosk installations were increasing and helping drive growth, Redbox revenue and other operating results may be more affected by these factors.
Q3 2015 Events

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and requires us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015.

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

Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Revenue decreased $39.7 million, or 9.1%, primarily due to the following:

•	$35.8 million decrease from a 8.4% decrease in same store sales primarily due to:

◦
22.3% decline in total disc rentals primarily driven by the lower total box office (representing titles with North American box office receipts of at least $5.0 million per title) of movie titles released which was 45.3% lower than the prior period including seven fewer titles, the timing of the release slate, a higher impact from the secular decline in the physical market, lower demand from price-sensitive customers following the price increases discussed below which is heightened in periods of weak content and a decline in video game rentals due to consumer transition to new generation platforms and the limited new release titles available for the new platforms.

◦
The negative impact on revenue from the decline in rentals was partially offset by price increases. We implemented a 30 cent increase in the rental price for DVDs to $1.50 per day, effective December 2, 2014, a 50 cent increase in the rental price for Blu-ray Discs to $2.00 per day, effective December 2, 2014, and a $1.00 increase in the rental price for video games to $3.00 per day, effective January 6, 2015. During the fourth quarter of 2015 the comparative period benefit to revenue from the price increases will phase out as we lap the price increases.

•	$3.9 million decrease in revenue from kiosks removed subsequent to the third quarter of 2014 due to continued efforts to optimize our network by removing underperforming kiosks.
We continue to invest in customer-specific promotional offerings to lessen the negative impact on demand driven by the price increases and the secular decline in the physical market.
Net revenue per rental increased $0.42 to $2.96 primarily due to the following:

•	The impact of the increase in daily rental prices discussed above partially offset by an expected increase in single night rental activity as a result of the price increases;

•
A decrease in Blu-ray revenue primarily as a result of fewer Blu-ray releases, lower demand from price-sensitive customers and the higher impact from the secular decline in the physical market. Blu-ray revenue represented 16.9% of total revenue and 13.2% of total disc rentals during the third quarter of 2015 as compared with 17.6% and 15.1% during the comparative period; and

•
A decrease in video game revenue primarily as a result of consumer transition to new generation platforms, a lack of new release content availability due to the transition and seasonality of publisher release schedules and lower demand from price-sensitive customers. Video games represented 2.8% of total revenue and 1.4% of total disc rentals during the third quarter of 2015 as compared with 4.5% and 2.1% during the prior year.

We announced plans to expand new generation content across the kiosk network and began investing more in video games in the last month of the third quarter. We expect to continue to invest in the fourth quarter of 2015 to expand the availability and depth of new generation game content to all kiosks nationwide as additional new release titles become available for new generation platforms.
Operating income increased $11.0 million, or 21.4%, primarily due to the following:

•	$39.1 million decrease in direct operating expenses, which were 68.0% of revenue during the third quarter of 2015 as compared with 70.8% during the prior year primarily as a result of:

◦
$23.1 million decrease in product costs to $162.9 million primarily due to lower spending on movie content in the third quarter of 2015 due to fewer movie releases and weak content, lower games purchases due to the consumer transition to new generation platforms, and lower cost per title driven by studio mix which, when combined with the revenue impacts discussed above, increased gross margin 1.5% to 58.8% for the third quarter of 2015; and

◦
$16.0 million decrease in other direct operating expenses primarily due to lower contractual fees paid to our retail partners due to lower revenue, lower credit card fees driven by lower rental volume, lower wireless network charges tied to data usage under new contracts starting in January 2015, and cost containment initiatives related to third party fees for customer service.

•
$8.9 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•
$1.5 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives and lower variable expenses associated with technology infrastructure including temporary staffing and lower data facilities costs; and

•	$1.2 million decrease in marketing expenses due to cost containment measures; partially offset by

•	$39.7 million decrease in revenue as described above.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Revenue decreased $37.1 million, or 2.7%, primarily due to the following:

•	$31.3 million decrease from a 2.3% decrease in same store sales primarily due to:

◦
A 16.0% decline in rentals for the first nine months of 2015 primarily driven by the lower total box office of movie titles released which was 19.4% lower than the prior period including twelve fewer titles, the timing of the release slate, a higher impact from the secular decline in the physical market, lower demand from price-sensitive customers following the price increases discussed below which is heightened in periods of weak content and a decline in video game rentals due to consumer transition to new generation platforms and the limited new release titles available for the new platforms.

▪
Demand was also negatively affected by an increase in competition for viewer time due to several significant theatrical releases during the second quarter of 2015, particularly in June, which created competition when a significant portion of our box office was released.

◦
The negative impact on revenue from the decline in rentals was substantially offset by the price increases discussed above. During the fourth quarter of 2015 the comparative period benefit to revenue from the price increases will phase out as we lap the price increases.

•	$5.8 million decrease in revenue from kiosks removed subsequent to the third quarter of 2014 due to continued efforts to optimize our network by removing underperforming kiosks.
We continue to invest in customer-specific promotional offerings to lessen the negative impact on demand driven by the price increases and the secular decline in the physical market.
Net revenue per rental increased $0.41 to $2.99 primarily due to:

•	The impact of the increase in daily rental prices discussed above partially offset by an expected increase in single night rental activity as a result of the price increases;

•
Blu-ray revenue represented 17.8% of total revenue and 14.0% of total disc rentals during the first nine months of 2015 as compared with 17.3% and 14.8% during the prior year. Blu-ray revenue benefited compared to the first nine months of 2014 primarily due to the price increase discussed above that offset a decline in rental volume. Blu-ray rentals were negatively impacted by fewer Blu-ray releases compared to the prior year, lower demand as compared to the prior year from price-sensitive customers, and the higher impact from the secular decline in the physical market; and

•
A decrease in video game revenue which represented 2.7% of total revenue and 1.1% of total disc rentals during the first nine months of 2015 as compared with 3.9% and 1.8% during the prior year primarily due to consumer transition to new generation platforms and under performance of titles released in the fourth quarter of 2014. Video games also were impacted by lower demand from price-sensitive customers.

Operating income increased $54.4 million, or 32.9%, primarily due to the following:

•	$75.7 million decrease in direct operating expenses, which were 67.5% of revenue during the first nine months of 2015 as compared with 71.1% during the prior year primarily as a result of:

◦
$42.4 million decrease in product costs to $559.6 million primarily due to lower spending on content in the first nine months of 2015 due to fewer movie releases, a lower average cost per disc in the first and third quarters of 2015 due to the mix of content and lower games purchases primarily due to consumer transition to new generation platforms that combined with the revenue impacts discussed above increased gross margin 2.0% to 58.7% for the first nine months of 2015; and

◦
$33.3 million decrease in other direct operating expenses primarily due to lower credit card fees driven by the lower volume of rentals, lower wireless network charges tied to data usage under new contracts starting in January 2015, lower contractual fees paid to our retail partners due to the lower revenue and lower costs due to cost containment initiatives related to our field service operations and third party fees for customer service.

•
$22.4 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base, partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks;

•
$5.8 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives and lower variable expenses associated with IT infrastructure costs including temporary staffing and lower data facilities costs; and

•	$2.1 million decrease in marketing spend due to cost containment measures; partially offset by

•	$37.1 million decrease in revenue as described above; and

•
$15.2 million of restructuring and lease termination charges incurred in the first quarter of 2015, which included restructuring efforts surrounding our Redbox facility as discussed above and severance related expenses.

Coinstar

	Three Months Ended				Nine Months Ended
Dollars in thousands, except average transaction size	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$85,677	$85,074	$603	0.7%	$235,286	$233,707	$1,579	0.7%
Expenses:
Direct operating	41,249	42,428	(1,179)	(2.8)%	117,870	120,354	(2,484)	(2.1)%
Marketing	1,439	1,834	(395)	(21.5)%	3,849	4,397	(548)	(12.5)%
Research and development	—	64	(64)	(100.0)%	—	486	(486)	(100.0)%
General and administrative	8,502	7,313	1,189	16.3%	24,065	21,479	2,586	12.0%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	550	23	527	NM*
Segment operating income	34,487	33,435	1,052	3.1%	88,952	86,968	1,984	2.3%
Less: Depreciation and amortization	(7,942)	(8,989)	1,047	(11.6)%	(24,197)	(26,473)	2,276	(8.6)%
Operating income	$26,545	$24,446	$2,099	8.6%	$64,755	$60,495	$4,260	7.0%
Operating income as a percentage of revenue	31.0%	28.7%			27.5%	25.9%
Same store sales growth	3.2%	5.8%			2.0%	5.2%
Ending number of kiosks	21,110	21,210	(100)	(0.5)%	21,110	21,200	(90)	(0.4)%
Total transactions (in thousands)	19,166	19,601	(435)	(2.2)%	53,282	55,039	(1,757)	(3.2)%
Average transaction size	$43.50	$41.92	$1.58	3.8%	$43.05	$41.36	$1.69	4.1%

*	Not Meaningful
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Revenue increased $0.6 million, or 0.7%, primarily due to an increase in the number of Coinstar Exchange kiosks and transactions and higher revenue for Coinstar in the U.S. due to increased volume. Coinstar revenue in the U.K. and Canada was negatively impacted by unfavorable exchange rates due to the strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the U.K. in August 2014 was primarily offset by the unfavorable exchange rate. Same store sales growth was 3.2% as a result of these factors.
The average Coinstar transaction size increased on a year over year basis while the number of transactions has declined, reflecting larger pours and less frequent visits and a slight decrease in the U.S. kiosk base year over year as a result of continued optimization efforts.
Operating income increased $2.1 million, or 8.6%, primarily due to the following:

•
$1.2 million decrease in direct operating expenses primarily due to lower wireless charges tied to data usage under new contracts in 2015, lower vehicle fleet expenses including fuel cost savings from reduced gas prices and savings from efficiencies in the transportation and processing of coin;

•
$1.0 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base and intangible assets related to customer contracts being fully amortized in August 2014;

•	$0.6 million increase in revenue as described above; and

•	$0.4 million decrease in marketing expenses due to an expected shift in timing of spend to the fourth quarter of 2015; partially offset by

•	$1.2 million increase in general and administrative expenses primarily due to an increase in technology costs, partially offset by lower costs as a result of ongoing cost containment initiatives.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Revenue increased $1.6 million, or 0.7%, primarily due to an increase in the number of Coinstar Exchange kiosks and transactions partially offset by decreased revenue for Coinstar in the U.S. due to a reduction in volume. Coinstar revenue in the U.K. and Canada was negatively impacted by unfavorable exchange rates due to the strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the U.K. in August 2014 was primarily offset by the unfavorable exchange rate. Same store sales growth was 2.0% as a result of these factors.

The average Coinstar transaction size increased while the number of transactions declined, reflecting larger pours and less frequent visits and a slight decrease in the U.S. kiosk base as a result of continued optimization efforts.
Operating income increased $4.3 million, or 7.0%, primarily due to the following:

•
$2.5 million decrease in direct operating expenses due to lower wireless charges tied to data usage under new contracts in 2015, lower vehicle fleet expenses including fuel cost savings from reduced gas prices and a reduction in selling and customer service costs, partially offset by increased revenue sharing costs from the growth of Coinstar Exchange;

•
$2.3 million decrease in depreciation and amortization expenses primarily due to intangible assets related to customer contracts being fully amortized in August 2014 and an increase in our fully depreciated asset base;

•	$1.6 million increase in revenue as described above;

•	$0.5 million decrease in marketing expenses due to an expected shift in timing of marketing spend to later in 2015; and

•	$0.5 million decrease in research and development expenses; partially offset by

•
$2.6 million increase in general and administrative expenses primarily due to an increase in technology costs and costs to support Coinstar Exchange growth, partially offset by lower costs as a result of ongoing cost containment initiatives; and

•	$0.5 million increase in restructuring expenses related to the subleasing of certain corporate facilities and severance expense from our ongoing cost containment initiatives.

ecoATM

	Three Months Ended				Nine Months Ended
Dollars in thousands, except average selling price of value devices sold	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Revenue	$30,965	$29,733	$1,232	4.1%	$76,776	$69,478	$7,298	10.5%
Expenses:
Direct operating	28,583	26,411	2,172	8.2%	78,616	64,729	13,887	21.5%
Marketing	1,134	973	161	16.5%	5,013	2,568	2,445	95.2%
Research and development	1,201	1,360	(159)	(11.7)%	4,206	4,535	(329)	(7.3)%
General and administrative	3,105	3,027	78	2.6%	7,167	9,470	(2,303)	(24.3)%
Restructuring and lease termination costs (Note 11)	—	—	—	—%	127	—	127	NM*
Goodwill impairment (Note 6)	—	—	—	—%	85,890	—	85,890	NM*
Segment operating loss	(3,058)	(2,038)	(1,020)	50.0%	(104,243)	(11,824)	(92,419)	781.6%
Less: depreciation and amortization	(6,788)	(4,297)	(2,491)	58.0%	(18,995)	(11,821)	(7,174)	60.7%
Operating loss	$(9,846)	$(6,335)	$(3,511)	55.4%	$(123,238)	$(23,645)	$(99,593)	421.2%
Ending number of kiosks	2,210	1,510	700	46.4%	2,210	1,510	700	46.4%
Average selling price of value devices sold	$59.15	$75.95	$(16.80)	(22.1)%	$60.29	$84.75	$(24.46)	(28.9)%
Number of value devices sold	505,314	373,981	131,333	35.1%	1,231,779	790,890	440,889	55.7%
Number of overall devices sold	735,781	531,265	204,516	38.5%	1,958,864	1,097,585	861,279	78.5%

*	Not Meaningful
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
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Our key revenue drivers are the total devices collected, the number of those devices that are value devices, the mix of those value devices, as well as the average selling price that we receive when reselling the devices.
Revenue increased $1.2 million, or 4.1%, primarily due to the following:

•
Increased collections during the quarter with a 38.5% increase in overall devices sold and a 35.1% increase in the number of value devices sold. The increased collections were driven mainly by an increase in the number of ecoATM installed kiosks. Also, as a result of our optimization efforts in the third quarter of 2015, we removed approximately 250 underperforming kiosks, primarily from the grocery channel, and redeployed approximately 180 kiosks into retailer locations, with the majority in the mall and mass merchant channels. We are continuing to evaluate the grocery channel where kiosks have ramped at a slower rate and have lower collections than mass merchant and mall channels. The increased collections were partially offset by

•
A $16.80 lower average selling price of value devices primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk compared to the prior year primarily due to sustained carrier marketing of alternative recycling options.

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
Operating loss increased $3.5 million primarily due to the following;

•	$2.5 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base; and

•
$2.2 million increase in direct operating expenses mainly due to costs associated with our increased installed ecoATM kiosk base, including the acquisition, transportation and processing of electronic devices, servicing of kiosks and payments to retailers; partially offset by

•	$1.2 million increase in revenue described above.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Revenue increased $7.3 million, or 10.5%, primarily due to the following:

•
Increased collections during the year with a 78.5% increase in the number of overall devices sold and a 55.7% increase in the number of value devices sold. The increased collections were driven mainly by an increase in the number of ecoATM installed kiosks. Also, as a result of our optimization efforts during 2015, we removed approximately 340 underperforming kiosks, primarily from the grocery channel, and redeployed approximately 250 kiosks into retailer locations, with the majority in the mall and mass merchant channels. We are continuing to evaluate the grocery channel where kiosks have ramped at a slower rate and have lower collections than mass merchant and mall channels. The increased collections were partially offset by;

•
A $24.46 lower average selling price of value devices primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk compared to the prior year primarily due to sustained carrier marketing of alternative recycling options.

Operating loss increased $99.6 million primarily due to the $85.9 million goodwill impairment charge recognized in 2015 and the following;

•
$13.9 million increase in direct operating expenses mainly due to costs associated with our increased installed ecoATM kiosk base, including the acquisition, transportation and processing of electronic devices, servicing of kiosks and payments to retailers;

•	$7.2 million increase in depreciation and amortization expense from depreciation on our increased installed ecoATM kiosk base; and

•
$2.4 million increase in marketing costs primarily due to costs to promote the ecoATM brand and raise awareness to the consumer combined with additional headcount to support our installed ecoATM kiosk base; partially offset by

•	$7.3 million increase in revenue described above; and

•
$2.3 million decrease in general and administrative expense primarily from a reduction in headcount, lower data facilities costs, and lower temp staffing as a result of an overall reduction in organization costs.

Loss from Equity Method Investments
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
For the three months ended September 30, 2015, our loss from our equity method investments was $0.3 million compared to $11.4 million during the same period of 2014. The decrease in equity method losses is a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
For the nine months ended September 30, 2015, our loss from our equity method investments was $0.6 million compared to $31.3 million during the same period of 2014. The decrease in equity method losses is a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014.
Additional financial information about our equity method investments is provided in Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements.
Interest Expense, Net

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Cash interest expense	$11,297	$11,519	$(222)	(1.9)%	$34,191	$29,654	$4,537	15.3%
Non-cash interest expense:
Amortization of debt discount	435	616	(181)	(29.4)%	1,304	2,171	(867)	(39.9)%
Amortization of deferred financing fees	258	285	(27)	(9.5)%	774	1,252	(478)	(38.2)%
Total non-cash interest expense	693	901	(208)	(23.1)%	2,078	3,423	(1,345)	(39.3)%
Loss from early extinguishment of debt	—	55	(55)	(100.0)%	—	2,018	(2,018)	(100.0)%
Total cash and non-cash interest expense	11,990	12,475	(485)	(3.9)%	36,269	35,095	1,174	3.3%
Interest income	(17)	(10)	(7)	70.0%	(42)	(50)	8	(16.0)%
Interest expense, net	$11,973	$12,465	$(492)	(3.9)%	$36,227	$35,045	$1,182	3.4%
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Interest expense, net decreased $0.5 million, or 3.9%, primarily due to lower borrowings.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Interest expense, net increased $1.2 million, or 3.4%, primarily due to a shift in the composition of our debt to higher fixed rate debt and, partially offset by a loss from early extinguishment of debt recognized in 2014 and lower borrowings.
See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.
Other Income (Expense), Net

Dollars in thousands	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Other, net	$(1,384)	$(1,352)	$(32)	2.4%	$(3,088)	$(386)	$(2,702)	700.0%
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014

Other income (expense), net decreased by $2.7 million, primarily due to the impact of the Canadian dollar exchange rates on our Coinstar operations.

Income Tax Expense
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
Our effective tax rate from continuing operations was 35.8% and 37.7% for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for both the three months ended September 30, 2015 and September 30, 2014, was higher than the U.S. Federal statutory rate of 35.0% primarily due to state income taxes, partially offset by the domestic production activities deduction.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
Our effective tax rate from continuing operations was 66.7% and 32.3% for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the nine months ended September 30, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge that was recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction. Our effective tax rate for the nine months ended September 30, 2014 was lower than the U.S. Federal statutory rate of 35.0% primarily due to the domestic production activities deduction and discrete benefits, partially offset by state income taxes.
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Net income from continuing operations	$37,592	$22,123	$15,469	69.9%	$32,396	$73,562	$(41,166)	(56.0)%
Depreciation, amortization and other	43,188	50,045	(6,857)	(13.7)%	137,666	153,481	(15,815)	(10.3)%
Interest expense, net	11,973	12,465	(492)	(3.9)%	36,227	35,045	1,182	3.4%
Income taxes	20,928	13,392	7,536	56.3%	64,955	35,131	29,824	84.9%
Share-based payments expense(1)	4,864	3,249	1,615	49.7%	12,125	10,093	2,032	20.1%
Adjusted EBITDA from continuing operations	118,545	101,274	17,271	17.1%	283,369	307,312	(23,943)	(7.8)%
Non-Core Adjustments:
Goodwill impairment	—	—	—	—%	85,890	—	85,890	NM*
Restructuring costs	—	—	—	—%	15,851	469	15,382	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	854	3,274	(2,420)	(73.9)%	3,779	10,033	(6,254)	(62.3)%
Loss from equity method investments, net	328	11,352	(11,024)	(97.1)%	593	31,261	(30,668)	(98.1)%
Core adjusted EBITDA from continuing operations	$119,727	$115,900	$3,827	3.3%	$389,482	$349,075	$40,407	11.6%

*	Not Meaningful
(1)    Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing three months ended September 30, 2015 to three months ended September 30, 2014
The increase in our core adjusted EBITDA from continuing operations was primarily due to increased segment operating income in our Redbox and Coinstar segments. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing nine months ended September 30, 2015 to nine months ended September 30, 2014
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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	$	%	2015	2014	$	%
Diluted EPS from continuing operations per common share (two-class method)	$2.12	$1.12	$1.00	89.3%	$1.77	$3.37	$(1.60)	(47.5)%
Adjustment from participating securities allocation and share differential to treasury stock method(1)	0.04	0.04	—	—%	0.03	0.07	(0.04)	(57.1)%
Diluted EPS from continuing operations (treasury stock method)	2.16	1.16	1	86.2%	1.80	3.44	(1.64)	(47.7)%
Non-Core Adjustments, net of tax:(1)
Goodwill impairment	—	—	—	—%	4.78	—	4.78	NM*
Restructuring costs	—	—	—	—%	0.54	0.01	0.53	NM*
Rights to receive cash issued in connection with the acquisition of ecoATM	0.04	0.14	(0.10)	(71.4)%	0.14	0.37	(0.23)	(62.2)%
Loss from equity method investments, net	0.01	0.36	(0.35)	(97.2)%	0.02	0.89	(0.87)	(97.8)%
Tax benefit from net operating loss adjustment	—	—	—	—%	—	(0.04)	0.04	(100.0)%
Tax benefit of worthless stock deduction	—	0.01	(0.01)	(100.0)%	—	(0.10)	0.10	(100.0)%
Core diluted EPS from continuing operations	$2.21	$1.67	$0.54	32.3%	$7.28	$4.57	$2.71	59.3%

*	Not Meaningful
(1)    Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
A reconciliation of amounts used in calculating core diluted EPS from continuing operations in the table above is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2015	2014	2015	2014
Income from continuing operations attributable to common shares	$36,462	$21,392	$31,491	$71,309
Add: income from continuing operations allocated to participating securities	1,130	731	905	2,253
Income from continuing operations	$37,592	$22,123	$32,396	$73,562

Weighted average diluted common shares	17,229	19,021	17,789	21,186
Add: diluted common equivalent shares of participating securities	142	126	182	186
Weighted average diluted shares (treasury stock method)	17,371	19,147	17,971	21,372

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
Dollars in thousands	2015	2014	$	%	2015	2014	$	%
Net cash provided by operating activities	$85,559	$49,627	$35,932	72.4%	$266,774	$207,047	$59,727	28.8%
Purchase of property and equipment	(19,947)	(19,295)	(652)	3.4%	(60,164)	(72,311)	12,147	(16.8)%
Free cash flow	$65,612	$30,332	$35,280	116.3%	$206,610	$134,736	$71,874	53.3%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	September 30, 2015	December 31, 2014	Change
Dollars in thousands			$	%
Senior unsecured notes(1)	$650,000	$650,000	$—	—%
Term loans(1)	139,688	146,250	(6,562)	(4.5)%
Revolving line of credit	55,000	160,000	(105,000)	(65.6)%
Capital leases	8,177	15,391	(7,214)	(46.9)%
Total principal value of outstanding debt including capital leases	852,865	971,641	(118,776)	(12.2)%
Less domestic cash and cash equivalents held in financial institutions	(33,909)	(66,546)	32,637	(49.0)%
Net debt	818,956	905,095	(86,139)	(9.5)%
LTM Core adjusted EBITDA from continuing operations(2)	$537,227	$496,820	$40,407	8.1%
Net leverage ratio	1.52	1.82

(1)	See debt section of Liquidity and Capital Resources below and Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.
(2)    LTM Core Adjusted EBITDA from continuing operations for the twelve months ended September 30, 2015 and December 31, 2014 was determined as follows:

Dollars in thousands
Core adjusted EBITDA from continuing operations for the nine months ended September 30, 2015	$389,482
Add: Core adjusted EBITDA from continuing operations for the twelve months ended December 31, 2014(1)	496,820
Less: Core adjusted EBITDA from continuing operations for the nine months ended September 30, 2014	(349,075)
LTM Core adjusted EBITDA from continuing operations for the twelve months ended September 30, 2015	$537,227
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
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities increased by $59.7 million primarily due to the following:

•
$35.5 million change in net non-cash income and expense included in net income primarily due to changes in goodwill impairment, loss from equity method investments, depreciation and other, and deferred income taxes; and

•
$59.7 million decrease in net cash outflows from changes in working capital primarily due to changes in accounts payable, prepaid expenses and other current assets, other accrued liabilities, accounts receivable, content library, and accrued payable to retailers, partially offset by

•	$35.5 million decrease in net income.
Net Cash used in Investing Activities
We used $57.1 million of net cash in our investing activities primarily due to:

•	$60.2 million for the purchases of property and equipment for kiosks and corporate infrastructure; partially offset by

•	$3.1 million for proceeds from the sale of property and equipment.
Net Cash used in Financing Activities
We used $260.7 million of net cash from financing activities primarily due to:

•	$123.5 million for repurchases of our common stock;

•	$111.6 million in net payments for borrowings from our Credit Facility;

•	$16.2 million for dividends paid;

•	$8.9 million to pay capital lease obligations and other debt; and

•	$1.2 million for withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of September 30, 2015, our cash and cash equivalent balance was $195.6 million, of which $73.6 million was identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	Senior Unsecured Notes due 2019	Senior Unsecured Notes due 2021	Term Loans	Revolving Line of Credit
As of September 30, 2015
Principal	$350,000	$300,000	$139,688	$55,000	$844,688
Discount	(3,530)	(3,670)	(279)	—	(7,479)
Total	346,470	296,330	139,409	55,000	837,209
Less: current portion	—	—	(12,188)	—	(12,188)
Total long-term portion	$346,470	$296,330	$127,221	$55,000	$825,021
Senior Unsecured Notes Due 2019
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “Senior Notes due 2019”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of September 30, 2015, we were in compliance with the covenants of the related indenture.
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
As of September 30, 2015, we were in compliance with the covenants of the related indenture.
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
The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). As of September 30, 2015, the interest rate on amounts outstanding under the Credit Facility was 1.95% and we were in compliance with the covenants of the Credit Facility.
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
Remainder of 2015	$2,813
2016	13,125
2017	15,000
2018	18,750
2019	90,000
Total	$139,688

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
Content Agreement Obligations

•
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This will extend the license period through December 31, 2016. See Note 20: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•	On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016.

•	On June 5, 2015, Redbox entered into an amendment to the April 22, 2010, agreement with Fox that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017; and

•
On March 26, 2015, we entered into the Warner Agreement under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

As of September 30, 2015, our contractual payment obligations are as follows:

Dollars in thousands	Total	Remaining in 2015	2016 & 2017	2018 & 2019	2020 & Beyond
Long-term debt and other(1)	$844,688	$57,813	$28,125	$458,750	$300,000
Contractual interest on long-term debt	174,844	9,656	77,250	61,500	26,438
Capital lease obligations	8,590	3,352	4,165	757	316
Operating lease obligations, net(2)	52,326	4,033	25,127	12,731	10,435
Purchase obligations(3)(4)	35,215	22,037	13,178	—	—
Asset retirement obligations	10,292	—	—	—	10,292
Total estimated movie content commitments(3)	575,585	155,439	420,146	—	—
Retailer revenue share obligations	2,820	455	2,234	131	—
Total	$1,704,360	$252,785	$570,225	$533,869	$347,481

(1)	See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	Net of sublease income of $1.7 million. See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(3)	See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(4)
Excludes any amounts associated with the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, pursuant to which Outerwall, Redbox or an affiliate will purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered equals less than $25.0 million, Outerwall will pay NCR the difference between such aggregate amount and $25.0 million. As of September 30, 2015, the remaining commitment is $15.8 million under this agreement.

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

Based on the result of the second step of the goodwill impairment analysis, we recognized a non-cash, non-tax deductible charge for goodwill impairment of $85.9 million related to our ecoATM business segment in the second quarter of 2015.

As a result of the impairment recorded, the estimated fair value of the ecoATM reporting unit equaled its carrying value as of June 30, 2015. The estimate of ecoATM's fair value includes key assumptions with inherent uncertainty which may change in future periods and have a negative effect on the fair value resulting in potential future impairments, the most significant of which is our estimate of future cash flows predicated on estimated growth in kiosks, revenue and profitability measures. Additionally, fair value may be negatively impacted by changes in our strategy related to ecoATM and increased competition from companies whose primary business consists of the purchase of used electronics and with companies in other businesses who also have buyback programs.

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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the year-to-date period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument is scheduled for November 10, 2015. We believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
ITEM 1A. RISK FACTORS
There have been no material changes from risk factors previously disclosed in our 2014 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY, SECURITIES, AND USE OF PROCEEDS
The following table summarizes information regarding shares repurchased during the quarter ended September 30, 2015:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs(2)
7/1/15 - 7/31/15	43,866	$76.65	43,000	$350,124
8/1/15 - 8/31/15	863,635	$64.26	863,086	$294,662
9/1/15 - 9/30/15	33,406	$61.44	32,500	$292,718
	940,907		938,586

(1)
Includes 2,321 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

(2)
On February 3, 2015, our Board of Directors approved an additional repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit Number	Description of Document

10.1*	Offer Letter, dated July 28, 2015, between Outerwall Inc. and Erik E. Prusch. (1)

10.2*	Employment Agreement, executed on July 29, 2015, between Outerwall Inc. and Erik E. Prusch. (1)

10.3*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Erik E. Prusch. (1)

10.4*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Erik E. Prusch. (1)

10.5*	Change of Control Agreement, executed on July 29, 2015, between Outerwall Inc. and Erik E. Prusch. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
* Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference to the Registrant's Form 8-K filed on July 30, 2015 (File Number 000-22555).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
October 29, 2015