Form 10-K
period 2015-12-31
OUTERWALL INC
filed 2016-02-04
CIK 941604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing price as reported in the NASDAQ Global Select Market System, was approximately $1.2 billion.
The number of shares outstanding of the registrant’s Common Stock as of January 29, 2016 was 16,614,033 shares.
_______________________________________________________
Documents Incorporated by Reference
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

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

PART I
ITEM 1. BUSINESS
Overview
We were incorporated in Delaware on October 12, 1993 and are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. In 2013, we changed our name from Coinstar, Inc. to Outerwall Inc. Our core offerings in automated retail include our Redbox business, where consumers can rent or purchase movies and video games from self-service kiosks (“Redbox” segment); our Coinstar business, where consumers can convert their coins to cash and convert coins and cash to stored value products at self-service kiosks (“Coinstar” segment); and our ecoATM business, where consumers can sell certain electronic devices for cash at self-service kiosks and purchase and sell certain electronic devices for cash through an online solution under our recently acquired Gazelle™ brand ("ecoATM" segment).
Summary of Recent Divestitures and Acquisitions
The following is a summary of the acquisitions and divestitures that we made during the last five years:

Year		Transaction

2011	•	We sold our subsidiaries comprising our money transfer business in the second quarter.

2012	•	We entered into a joint venture, Redbox InstantTM by Verizon (the "Joint Venture"), with Verizon Ventures IV LLC (“Verizon”) in the first quarter.(1)
	•	We acquired NCR Corporation’s self-service entertainment DVD kiosk business in the second quarter.

2013	•	We sold certain kiosks previously acquired from NCR through the sale of a previously consolidated entity in the second quarter.(2)
	•	We acquired ecoATM, Inc. ("ecoATM") in the third quarter.(1)(3)
	•	We reclassified four concepts previously included in our former New Ventures operating segment as discontinued operations, Orango™, Rubi™, Crisp Market™, and Star Studio™, in the fourth quarter.(4)
2014	•	We withdrew Redbox as a member of the Joint Venture in the fourth quarter.(1)

2015	•	We completed the shutdown of our Redbox operations in Canada ("Redbox Canada") on March 31, 2015 and reclassified the results of Redbox Canada to discontinued operations.(4)
	•	We acquired certain assets and liabilities of Gazelle, Inc. ("Gazelle") in the fourth quarter.(3)(5)
	•	We made the decision to discontinue our SAMPLEit concept included in our All Other reporting category in the fourth quarter.(3)
Additional information can be found in our Notes to Consolidated Financial Statements as follows:
(1) Note 7: Equity Method Investments
(2) Note 16: Commitments and Contingencies
(3) Note 14: Business Segments and Enterprise-Wide Information
(4) Note 12: Discontinued Operations
(5) Note 3: Business Combinations

Business Segments
Redbox
Within our Redbox segment, we operate 40,480 Redbox kiosks, in 33,060 locations, where consumers can rent or purchase movies and video games. Our Redbox kiosks are available in every U.S. state and Puerto Rico, and are installed primarily at leading grocery stores, mass retailers, drug stores, restaurants and convenience stores including Walgreens, Walmart, Kroger and 7-Eleven. Our Redbox kiosks provide the functionality of a traditional video rental store, yet typically occupy an area of less than twelve square feet. Consumers use a touch screen to select titles, swipe a valid credit or debit card, and receive movie(s) or video game(s). The process is designed to be fast, efficient and fully automated. We generate revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Typically, the daily rental fee at a Redbox kiosk is a flat fee plus tax for each disc. If the consumer chooses to keep the movie or video game for additional days, the consumer is charged for each additional day at the same daily rental fee. Our consumers can rent a movie or video game from one location and return their rental to any Redbox location. Additionally, our consumers may pre-reserve a movie or video game online or via a smart phone application and pick it up at the selected Redbox location.
Our content library consists of movies and video games available for rent or purchase. We obtain our movie and video game content through revenue sharing agreements and license agreements with studios and game publishers, as well as through distributors and other suppliers. Our goal is to achieve satisfactory availability rates to meet consumer demand while also maximizing our margins. For additional information related to our content license agreements with studios see Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
Coinstar
Within our Coinstar segment, we own and operate 20,930 kiosks in 19,660 locations. Consumers feed loose change into coin-counting kiosks, which recognize and value the change and then dispense vouchers redeemable for cash or, in some cases, issue stored value products at the consumer’s election. Included in our kiosk and location totals are a limited number of Coinstar Exchange kiosks that exchange gift cards for a voucher redeemable for cash. Our Coinstar kiosks are available across the U.S., where they provide a convenient and trouble-free service to retailers such as Kroger and Walmart, and in Canada, Puerto Rico, Ireland and the United Kingdom. We are the only multi-national, fully automated network of self-service coin-counting kiosks and we are the leader in the U.S. market.
We generate revenue through transaction fees from our consumers and product partners. Each voucher lists the dollar value of coins deposited in the kiosk, less our transaction fee. When consumers elect to have a stored value product issued, the transaction fee normally charged to the consumer for the service is charged instead to the stored value product issuer.
ecoATM
Within our ecoATM business segment, we own and operate 2,250 kiosks in 2,020 locations, where consumers can sell certain electronic devices for cash. Our ecoATM kiosks are located across the U.S., installed primarily in malls, mass retailers and grocery stores. With the acquisition of Gazelle in the fourth quarter of 2015, we acquired www.gazelle.com, a direct-to-consumer online solution for the purchase and sale of certain electronic devices for cash. We generate revenue through the sale of these devices to third party resellers, through online marketplaces and through the Gazelle direct-to-consumer storefront.
Other Concepts and Investments
In addition to our three reportable segments; we may also identify, evaluate, build or acquire, and develop innovative new concepts in the automated retail space. The combined results of the concepts we have operated are included in our All Other reporting category as they do not meet quantitative thresholds to be a separate reportable segment.
Recently, we explored a consumer product sampling kiosk concept called SAMPLEit. We regularly assess the performance of our concepts to determine whether continued funding or other alternatives are appropriate and as a result, we discontinued operating SAMPLEit in the fourth quarter of 2015. As SAMPLEit did not represent a major component of our operations or financial results, the results of SAMPLEit did not qualify to be reported as a discontinued operation and remain in our All Other reporting category.
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the health sector we have invested in Pursuant Health, Inc., formerly known as SoloHealth, Inc. See Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements for more information.

Seasonality
We have experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months. April has been a low rental month due, in part, to retail release timing in connection with the Academy Awards and the Easter holiday that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. By entering into licensing agreements with certain studios that contain delayed rental windows, the availability of titles affected has shifted relative to historic patterns. Seasonal effects, however, may be minimized or increased by the actual release slate, the relative attractiveness of movie titles, and the total box office in a particular quarter or year which may have lingering effects in subsequent periods. Significant recurring events that compete with customer interest for movie content such as the Olympics also have a negative impact on revenue from our Redbox segment. They create competition and affect retail timing, which aims to avoid such events that compete with viewing interest. New video game content releases are concentrated in the fourth quarter due to publisher release schedules and typically drive higher revenue in the fourth quarter.
Our Coinstar segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter, along with an increase in consumers’ desire for disposable income in the summer months.
In our ecoATM segment, kiosk transactions generally peak during the summer months, decline in the fourth quarter and remain flat into the following quarter before increasing in early March. Transactions can be significantly impacted by the timing of new phone releases.
Employees
As of December 31, 2015, we had approximately 2,670 employees. Included in this total were approximately 1,730 field service employees throughout the U.S. and internationally, who have broadened our geographic reach to develop and maintain strong relationships with retailers and service our kiosks.
Additional Business Information
See Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements as well as Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to our segments, intellectual property, competition, limited or sole source suppliers, content, and geographic and significant business relationship information, which information is incorporated herein by reference.
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
Our Redbox business faces competition from many other sources, including those using other distribution channels, having more experience, larger or more appealing inventory, better financing, and better relationships with those in the movie and video game industries, including:

•	mail-delivery and online content providers, such as Netflix, Hulu, iTunes or Amazon;

•	cable, satellite, and telecommunications providers, such as Comcast or DISH Network;

•	traditional movie programmers, such as HBO or Showtime;

•	traditional brick and mortar video retailers, and other DVD kiosk businesses;

•	other retailers such as Walmart and other chain stores selling DVDs and video games;

•	video game rental providers, such as GameFly;

•	noncommercial sources such as libraries; and

•	general competition from other forms of entertainment, such as movie theaters, television and sporting events.
Our Coinstar business faces competition from supermarkets, banks and other companies that obtain coin-counting equipment from companies such as ScanCoin, Cummins-Allison Corporation and others. Our retailers may choose to replace our coin-counting kiosks with competitor machines and operate such kiosks themselves or through a third party, or not carry coin-counting kiosks at all, deciding that floor space could be used for other purposes. In addition, retailers, some of which have significantly more resources than we do, may decide to enter the coin-counting market independently. Some banks and other competitors already provide coin-counting free of charge or for an amount that yields very low margins or that may not generate a profit at all. An expansion of the coin-counting services provided or a reduction in related fees charged by any of these competitors or retailer decisions to use floor space for other than coin-counting, could materially and adversely affect our business and results of operations.
Our ecoATM business, including its Gazelle brand, faces competition from companies whose primary business consists of the purchase of used electronics, including online retailers and websites, as well as brick and mortar stores that buy back used electronics. The business also faces competition from companies in other businesses that also have buyback or leasing programs, such as GameStop, Best Buy, Target, Apple, AT&T, Verizon, T-Mobile and Sprint. These competitors may have significantly more resources than we do or offer their customers a higher price or more convenient offering than we do for the same item. Both the proliferation of such programs and the perceived value to consumers provided by such programs could materially and adversely affect our business and results of operations.
There are many risks related to our Redbox business that may negatively impact our business.
The home video industry is highly competitive with many factors affecting our ability to profitably manage our Redbox business. We have invested, and plan to continue to invest, to maintain our infrastructure of Redbox kiosks in the United States. Now that we have substantially completed our U.S. build-out of Redbox kiosks, optimizing our Redbox business in the United States will depend substantially upon growth or minimizing decline in same store sales. In addition, the home video distribution market is rapidly evolving as newer technologies and distribution channels compete for market share, and we have experienced a secular decline in the physical rental market. As it continues, our business, operating results and financial condition will be adversely affected. Some additional risks that could negatively impact our results include:

•
Increased availability of digital movie content and changes in consumer content delivery and viewing options and preferences, including increased use of online streaming, video-on-demand, subscription video-on-demand and time- and place-shifting technologies;

•	Increased availability and quality of original programming and similar episodic content, and exclusive arrangements with programmers, such as HBO, Showtime, and Netflix.

•
Decreased quantity and quality of movie content availability for DVD distribution due to changes in quantity of new releases by studios, a trend towards developing more high-budget "event" or "blockbuster" movies, movie content failing to appeal to consumers’ tastes, increased focus on digital sales and rentals, and other general industry-related factors, including financial disruptions, and labor conflicts;

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
As a result, we expect our Redbox business results to continue to decline over time. Further, any additional adverse developments relating to any of these risks, as well as others relating to our participation in the home video industry, could significantly affect our business, financial condition and operating results.
The termination, non-renewal or renegotiation on materially adverse terms of our contracts or relationships with one or more of our significant retailers, studios or game publishers could seriously harm our business, financial condition and results of operations.
The success of our business depends in large part on our ability to maintain contractual relationships with our partners in profitable locations. Certain contract provisions with our partners vary, including product and service offerings, the service fees we are committed to pay, and the ability to cancel the contract upon notice after a certain period of time. For Redbox and Coinstar, we typically enter multi-year kiosk installation agreements that automatically renew until we, or the retailer, gives notice of termination. Our typical ecoATM agreements allow retailers and mall operators to terminate for convenience with minimal notice. We strive to provide direct and indirect benefits to our partners that are superior to, or competitive with, other providers or systems or alternative uses of the floor space that our kiosks occupy. If we are unable to provide them with adequate benefits, we may be unable to maintain or renew our contractual relationships on acceptable terms, causing our business, financial condition and results of operations to suffer.
Certain retailers account for a substantial amount of our business. For example, we have significant relationships with Wal-Mart Stores, Inc., Walgreen Co., and The Kroger Company, which accounted for approximately 16.6%, 13.4%, and 9.8% of our consolidated revenue from continuing operations, respectively, during 2015. Although we have had, and expect to continue to have, a successful relationship with these partners, changes will continue to occur both in the short- and long-term, some of which could adversely affect our business and reputation. For example, our Redbox, Coinstar and ecoATM relationship with Walmart is governed by contracts that provide either party the right to terminate the contracts in their entirety, or as to any store serviced by the contracts, with or without cause, on as little as 90 days’ notice. Cancellation, adverse renegotiation of or other changes to these relationships could seriously harm our business and reputation.
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
However, movie studios are experimenting with this model, including shortening or discontinuing altogether, or otherwise restricting, movie distribution windows, including making video-on-demand or other digital delivery methods available prior to, or simultaneous with, the physical DVD release. For example, certain movie studios have made new release titles available on video-on-demand or for online purchase on the same date as the DVD release, and certain movies have been made available via premium video-on-demand while they are still in theaters. Further, some studios have implemented restrictions on renting DVDs for weeks following the initial release of the same title for purchase. For example, Redbox has entered into arrangements with certain studios that include delayed rental windows. Entering into these studio licensing arrangements that contain a delayed rental window may decrease consumer satisfaction and consumer demand, and we may lose consumers to our competitors that offer access to titles without a delayed window. In addition, studios may seek to impose longer delays, or studios that currently provide content on the street date may seek similar delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
If we do not manage our content library effectively, our business, financial condition and results of operations could be materially and adversely affected.
A critical element of our Redbox business model is to optimize our library of DVD titles, formats, and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our library utilization would become less efficient and our margins for the Redbox business would be adversely affected, such as what occurred in the fourth quarter of 2015 when we purchased additional content to encourage consumers to return to normal rental patterns. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth, formats and product destruction, among others, or if the price of DVDs increases or decreases generally or for certain titles, our library may become unbalanced and our margins may be adversely affected.
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

Failure to adequately comply with privacy notices, information security policies, standards or legal requirements or to adequately safeguard against breaches of such policies, standards or requirements could adversely affect our operations and could damage our business, reputation, financial position and results of operations.
As our business expands to provide new products and services, such as ecoATM, including its Gazelle brand, Coinstar Exchange, and as we continue our efforts to enhance the Redbox customer experience, we are increasing the amount of consumer data that we collect, transfer, retain and use as part of our business. These activities are subject to laws and regulations, as well as industry standards, in the United States and other jurisdictions in which our products and services are or may be made available. These requirements, which often differ materially and sometimes conflict among the many jurisdictions in which we operate, are designed to protect the privacy of consumers’ personal information and to prevent that information from being inappropriately collected, used or disclosed. We maintain and review technical and operational safeguards designed to protect this information and generally require third party vendors and others with whom we work to do so as well. However, despite those safeguards, it is possible that hackers, employees acting contrary to our policies, third-party agents or others could improperly access relevant systems or improperly obtain or disclose data about our consumers, or that we may be determined not to be in compliance with applicable legal requirements and industry standards for data use and security, such as the Payment Card Industry guidelines. A breach or purported breach of relevant use and security policies or controls that compromises consumer data or determination of non-compliance with applicable legal requirements, privacy notices or industry standards for data use and security could expose us to regulatory enforcement actions, civil litigation, card association or other monetary fines or sanctions, or contractual liabilities, limit our ability to provide our products and services, subject us to legal action and related costs and damage our business reputation, financial position, and results of operations.
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
We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on our products and services or to make other financial concessions to win or retain their business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. Our fee arrangements are based on our evaluation of unique factors with each retailer, such as total revenue, long-term, non-cancelable contracts, installation of our kiosks in high-traffic, geographic locations and new product and service commitments. Together with other factors, an increase in service fees paid, or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business. In addition, we accept payment for movie and game rentals through debit and credit card transactions. For these payments, we pay interchange and other fees, which have increased and may increase further over time. Further, because Redbox processes millions of small dollar amount transactions, and interchange fees represent a larger percentage of card processing costs compared to a typical retailer, we are relatively more susceptible to any fee increase. When interchange or other fees increase, it generally raises our operating costs and lowers our profit margins or requires that we charge our customers more for our products and services.

We may be unable to attract new partners, broaden current partner relationships, and penetrate new markets and distribution channels.
To increase the availability of our products and services, we need to attract new partners, broaden relationships with current partners, and develop operational efficiencies that make it feasible for us to penetrate lower density markets or new distribution channels, such as Coinstar kiosks in banks and credit unions and the direct-to-consumer channel through Gazelle. We may be unable to attract new retailers or drive down costs relating to the manufacture, installation or servicing of our kiosks to levels that would enable us to operate profitably in lower density markets or penetrate new distribution channels. If we are unable to do so, our future business and financial performance could be adversely affected.
Our future operating results may fluctuate.
Our future operating results will depend significantly on our ability to continue to drive new and repeat use of our Redbox and Coinstar kiosks, our ability to develop and commercialize new products and services, such as ecoATM and Coinstar Exchange, and the costs incurred to do so, and our ability to successfully integrate acquisitions, such as Gazelle, and other third-party relationships into our operations. Our operating results have a history of fluctuating and may continue to fluctuate based upon many factors, including fluctuations in revenue generated by and operating expenses incurred by our different lines of business, seasonality, the timing of the release slate and the relative attractiveness of the titles available for rent in a particular quarter or year which may have lingering effects in subsequent periods, fluctuations in consumer rental patterns, including the number of movies rented per visit, the type of DVDs they want to rent and for how long, the effects of legacy contracts with minimum purchase requirements, and the level of DVD migration between kiosks.
We have experienced seasonality in our revenue from our Redbox segment. December and the summer months have historically been high rental months. April has been a low rental month due, in part, to retail release timing in connection with the Academy Awards and the Easter holiday that historically has provided stronger content and resulted in higher rentals in March. September and October have been low rental months, due, in part, to the beginning of the school year and the introduction of the new fall television season. By entering into licensing agreements with certain studios that contain delayed rental windows, the availability of titles affected has shifted relative to historic patterns. Seasonal effects, however, may be minimized or increased by the actual release slate, the relative attractiveness of movie titles, and the total box office in a particular quarter or year which may have lingering effects in subsequent periods. Significant recurring events that compete with customer interest for movie content such as the Olympics also have a negative impact on revenue from our Redbox segment. They create competition and affect retail timing, which aims to avoid such events that compete with viewing interest. New video game content releases are concentrated in the fourth quarter due to publisher release schedules and typically drive higher revenue in the fourth quarter.
Our Coinstar segment generally experiences its highest revenue in the second half of the year due to increased retailer foot traffic and holiday shopping in the fourth quarter, along with an increase in consumers’ desire for disposable income in the summer months.
In our ecoATM segment, kiosk transactions generally peak during the summer months, decline in the fourth quarter and remain flat into the following quarter before increasing in early March. Transactions can be significantly impacted by the timing of new phone releases.

If we cannot manage our business effectively, we could experience a material adverse effect on our financial condition and results of operations.
We have experienced periods of substantial change in our business, particularly due to Redbox, and more recently, the acquisition of ecoATM and Gazelle. These changes have placed, and may continue to place, significant demands on our operational, financial and administrative infrastructure and our management. As our operations have grown in size, scope and complexity, we have focused on integrating, improving and upgrading our systems and infrastructure related to providing attractive and efficient consumer products and services, and our administration and internal systems, processes and controls. For example, management has had to adapt to and provide oversight for an increasingly decentralized organization as Redbox and ecoATM operations have remained primarily in Oakbrook Terrace, Illinois, and San Diego, California, respectively, while Outerwall’s corporate headquarters and Coinstar operations have remained in Bellevue, Washington. This integration and expansion of our administration, processes, systems and infrastructure have required us to commit, and may continue to cause us to commit, substantial financial, operational and technical resources to managing our business.
Although we believe the total addressable market for automated kiosks is large, we cannot be certain about its size, the most effective plan for locating kiosks, or the optimum market density. Because the kiosk market and our business model are continually evolving, we have incomplete data and track records for predicting kiosk and market performance in future periods. As a result, we may make errors in predicting and reacting to relevant business trends, which could have a material adverse effect on our business, financial condition and results of operations. For example, we may, among other things, over-install kiosks in certain geographic areas leading to non-accretive installations, and we cannot be certain that historical revenue ramps for new kiosks will be sustainable in the future.
Managing our business changes will require significant expenditures and allocation of valuable management and operational resources. If we fail to achieve the necessary level of efficiency in our organization, including effectively evolving and growing our business lines, our business, operating results and financial condition could be harmed.
If we cannot execute on our strategy and offer new retail products and services, our business could suffer.
Our strategy is based upon leveraging our core competencies in the retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. To be competitive, we need to offer new product and service offerings that are accepted by the market and establish third-party relationships necessary to develop and commercialize such product and service offerings. We are exploring new businesses to enter, and new products and services to offer, however, the complexities and structures of these new businesses and products could create conflicting priorities, constrain limited resources, and negatively impact our core businesses. We may use our financial resources and management’s time and focus to invest in other companies offering retail services, such as our acquisition of ecoATM, we may seek to grow businesses organically, or we may seek to offer new products or services on our current kiosks, such as Coinstar Exchange gift card exchange. We may enter into joint ventures through which we may expand our product and service offerings. Any new business opportunity also may have its own unique risks related to operations, finances, intellectual property, technology, legal and regulatory issues, corporate governance or other challenges, for which we may have limited or no prior experience. In addition, if we fail to timely establish or maintain relationships with significant retailers and suppliers, we may not be able to provide our consumers with desirable new products and services. Further, to develop and commercialize certain new products and services, we will need to create new kiosks or enhance the capabilities of our current kiosks, as well as adapt our related networks and systems through appropriate technological solutions for a retail environment, and establish market acceptance of such products or services. We cannot assure you that new products or services that we provide will be successful or profitable.

Acquisitions and investments involve risks that could harm our business and impair our ability to realize potential benefits from such acquisitions and investments.
As part of our business strategy, we have in the past sought, and may in the future seek, to acquire or invest in businesses, products or technologies that we feel could complement or expand our business. For example, we acquired ecoATM in July 2013 and Gazelle in November 2015. However, we may be unable to adequately address the financial, legal and operational risks raised by such acquisitions or investments and may not successfully integrate these acquisitions or investments, which could harm our business and prevent us from realizing the projected benefits of the acquisitions and investments. In addition, we may not have the right or power to direct the management or policies of companies we have invested in. Further, the evaluation and negotiation of potential acquisitions and investments, as well as the integration of acquired businesses, divert management time and other resources. Accordingly, we cannot assure you that any particular transaction, even if successfully completed, will ultimately benefit our business. Certain financial and operational risks related to acquisitions and investments that may have a material impact on our business are:

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

•
entrance into markets in which we have no direct prior experience, and where we face competition from many other companies, including those having more experience, better financing, or better relationships with others in the industry than we have;

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
We currently have Coinstar operations in Canada, the United Kingdom and Ireland. We expect to continue our deployment of kiosks internationally. Accordingly, political uncertainties, economic changes, exchange rate fluctuations, restrictions on the repatriation of funds, adverse changes in legal requirements, including tax, tariff and trade regulations, difficulties with foreign distributors, operating challenges and other difficulties in managing an organization outside the U.S., could seriously harm the development of our business and ability to operate profitably. For example, in January 2015, we made the decision to shut down our Redbox operations in Canada as the business was not meeting the company's performance expectations. Further, as we do more business in an increasing number of countries, our business becomes more exposed to the impact of the political and economic uncertainties, including government oversight, of foreign jurisdictions.
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
Our business is subject to federal, state, local and foreign laws and government regulation, including those relating to copyright law, access to kiosks in public places, consumer privacy and protection, data protection and information security, taxes, secondhand dealers, vehicle safety, charitable fundraising, the transfer of money or things of value, coins, currency controls, weights and measures, payment cards and other payment instruments, sweepstakes, and contests. The application of existing laws and regulations, changes in laws or enactment of new laws and regulations, that apply, or may in the future apply, to our current or future products or services, changes in governmental authorities’ interpretation of the application of various government regulations to our business, or the failure or inability to gain and retain required permits and approvals could materially and adversely affect our business. For example, if the U.S. government was to pass laws or adopt regulations to phase out certain coins, as previously happened with the penny in Canada, it could have a material and adverse effect on our Coinstar business.
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
In many jurisdictions, ecoATM is subject to secondhand dealer laws that regulate the purchase of used goods, such as the phones it purchases from consumers at kiosks. Such laws contain requirements, or laws may be amended or enacted to create requirements, with which we cannot comply, thus requiring us to cease operations in certain jurisdictions. Moreover, a few legislatures have in the past enacted laws which directly restrict or prohibit businesses like ecoATM, and potentially Coinstar Exchange, from operating. If additional similar laws are enacted at either the state or local level, or if existing laws are held to apply to our businesses, our ability to operate may be adversely impacted, thereby damaging our business and results of operations.
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
Events outside of our control, including the economic environment, have negatively affected, and could continue to negatively affect, consumers’ use of our products and services.
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
Our success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, trademarks, copyrights, trade secrets, licenses and other intellectual property arrangements. We have over 100 U.S. and international patents. For example, we have patents regarding kiosk systems for DVD rentals, managing credits and security and inventory management related to our Redbox business, and patents regarding coin counting, kiosk networking, fraud avoidance and voucher authentication related to our Coinstar business. We also have patents and other rights in the United States, Canada and Europe related to our various kiosk technologies, including U.S. patents on kiosk systems for identifying and analyzing electronic devices relating to our ecoATM business. In addition, we may apply for or obtain (through development, acquisition or otherwise) additional patents regarding technologies used in our businesses.
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
In addition, certain parties may assert claims of patent infringement or misappropriation against us based on current or pending U.S. or foreign patents, copyrights or trade secrets, or contracts. If such claims were successful, our business could be harmed. Defending ourselves, our retailers or other third parties against these types of claims, regardless of their merits, or initiating litigation to enforce our rights, could require us to incur substantial costs, divert the attention of key personnel and result in an award of substantial damages. Parties making these types of claims may be able to obtain injunctive or other equitable relief, which could effectively block or impair our ability to provide our DVD, coin-counting or other products and services in the United States or abroad. If third parties have, or obtain, proprietary rights that our products or services infringe, we may be unable to obtain necessary licenses from others at a reasonable cost or at all. The failure to protect our intellectual property rights effectively or to avoid infringing the intellectual property rights of others, as well as unfavorable rulings or settlements, could seriously harm our business, financial condition and results of operations.
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
In recent years, we have experienced significant changes in our senior management team, including changes in our CEO and the presidents of our business lines. Further changes in senior management could result in disruptions to our operations. If we lose or terminate the services of one or more of our current executives or key employees or if one or more of our current or former executives or key employees joins a competitor or otherwise leaves or competes with us, it could harm our business and our ability to successfully implement our business plan. Additionally, if we are unable to timely hire qualified replacements for our executive and other key positions, our ability to execute our business plan could be harmed. Even if we can timely hire qualified replacements, we would expect to experience operational disruptions and inefficiencies during any transition.

Our stock price has been, and may continue to be, volatile.
Our stock price has fluctuated substantially since our initial public offering in July 1997. For example, during the year ended December 31, 2015, the closing price of our common stock ranged from $84.45 to $36.54 per share. Our stock price may fluctuate significantly in response to a number of factors, including:

•	operating results below market expectations and changes in, or our failure to meet, financial estimates of securities analysts or our own guidance;

•	period-to-period fluctuations in our financial results;

•	the termination, non-renewal or re-negotiation of one or more retailer, supplier, distributor, or other third-party relationships;

•	trends and fluctuations in the use of our different lines of business;

•	changes in management;

•	acquisition, merger, investment and disposition activities;

•	share repurchases and dividends;

•	announcements of technological innovations or new products or services by us or our competitors;

•	announcements regarding the establishment, modification or termination of relationships regarding the development of new or enhanced products and services;

•	release of analyst reports;

•
mix of our stockholders at a given time, including percentage holdings of institutional, activist or retail investors, and various actions that may be taken by our stockholders that could cause speculation or market perception relating to our stock that is inconsistent with the fundamentals or prospects of our business;

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
As of December 31, 2015, the total principal value of our outstanding debt, including capital leases, was $892.2 million. Our level of indebtedness could have important consequences for you, including:

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
Our ability to make payments on our indebtedness, including without limitation any payments required to be made to holders of the Senior Notes due 2021 (the “2021 Notes”), the Senior Notes due 2019 (the “2019 Notes”) or under our credit facility, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
If we do not comply with the covenants in the credit agreement that governs our credit facility and the indentures that govern the 2021 Notes and the 2019 Notes or otherwise default under them, we may not have the funds necessary to pay all of our indebtedness that could become due.
The credit agreement governing our credit facility and the indentures governing the 2021 Notes and our 2019 Notes will require us to comply with certain covenants that may limit our ability to engage in activities that may be in our long-term best interests. For example, our credit agreement prohibits us from incurring any additional indebtedness, except in specified circumstances, without lender approval. Further, our credit agreement restricts our ability to acquire and dispose of assets, engage in mergers or reorganizations, pay dividends or make investments or capital expenditures. Other restrictive covenants require that we meet a maximum consolidated net leverage ratio and a minimum consolidated interest coverage ratio, each as defined in our credit agreement. A violation of any of these covenants could cause an event of default under our credit agreement, which could result in the acceleration of our outstanding indebtedness.
Our failure to comply with these covenants or others under our indentures could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would adversely affect our financial health. We cannot assure you that we would have sufficient funds to repay all the outstanding amounts, and any acceleration of amounts due under our credit agreement or the indentures governing our outstanding indebtedness likely would have a material adverse effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Bellevue, Washington. Our corporate administrative, marketing and product development facility in Bellevue, Washington is located in two office buildings, totaling 80,780 square feet under two leases, which expire December 31, 2019. Our Coinstar segment uses part of this space.
Our Redbox subsidiary has offices in Oakbrook Terrace, Illinois and Woodland Hills, California. The Redbox offices in Oakbrook Terrace currently occupy 114,451 square feet under a lease that expires on July 31, 2021. The Redbox offices in Woodland Hills, California currently occupy 16,085 square feet, and these premises are under a lease that expires on May 31, 2022.
Our ecoATM business has facilities in San Diego, California that occupy 53,512 square feet and consist of facilities supporting administration, marketing, engineering, customer service and inventory processing. The lease for this space expires on August 10, 2025. Additionally, with the acquisition of Gazelle in the fourth quarter of 2015, we acquired facilities in Boston, Massachusetts and Louisville, Kentucky that occupy 9,906 square feet and 37,500 square feet, respectively, and consist of facilities supporting administration, marketing, engineering, customer service and inventory processing. The leases for these spaces expire on November 30, 2020 and February 28, 2018, respectively.
ITEM 3. LEGAL PROCEEDINGS
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
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

2015	High	Low
Quarter 1	$77.94	$60.83
Quarter 2	$83.40	$64.93
Quarter 3	$85.26	$56.50
Quarter 4	$66.68	$36.51

2014
Quarter 1	$74.30	$62.60
Quarter 2	$72.85	$57.36
Quarter 3	$62.49	$52.72
Quarter 4	$76.38	$51.17
The approximate number of holders of record of our common stock at January 29, 2016 was 72.
Dividends
On February 3, 2015, our Board of Directors decided to initiate a quarterly cash dividend. The first cash dividend of $0.30 per outstanding share of our common stock was paid on March 18, 2015, to all stockholders of record on March 3, 2015. Additional cash dividends of $0.30 per outstanding share of our common stock were paid on June 23, 2015, September 15, 2015, and December 8, 2015. While it is our intention to pay quarterly cash dividends for the foreseeable future, the decision to pay future cash dividends will be made by our Board of Directors each quarter and will depend upon, among other things, existing conditions, including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other conditions and factors, including prospects. We are required to meet certain financial covenants under our Credit Facility and the indentures related to the 2019 Notes and the 2021 Notes in order to pay dividends. We were in compliance with these financial covenants at December 31, 2015.

Repurchases of Common Stock
On February 3, 2015, our Board of Directors approved an additional stock repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our officers, directors, and employees. Repurchases may be made through open market purchases, negotiated transactions or other means, including accelerated share repurchases and 10b5-1 trading plans in accordance with applicable securities laws and other restrictions. The share repurchase program will continue until the amount of Outerwall common stock authorized is repurchased or the Board of Directors determines to discontinue or otherwise modify the share repurchase program.
As of December 31, 2015, we were authorized to repurchase up to $256.4 million of our common stock under our share repurchase programs. Repurchased shares become a part of treasury stock.
The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2015:

	Total Number of Shares Repurchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Maximum Approximate Dollar Value (in thousands) of Shares that May Yet be Purchased Under the Plans or Programs
10/1/15 - 10/31/15	2,154	$59.40	—	$292,718
11/1/15 - 11/30/15	381,697	$63.74	381,426	$268,406
12/1/15 - 12/31/15	292,679	$41.05	292,395	$256,407
	676,530		673,821

(1)
Includes 2,709 shares tendered for tax withholding on vesting of restricted stock awards, none of which are included against the dollar value of shares that may be purchased under programs approved by our Board of Directors.

Unregistered Sales of Equity Securities
On October 2, 2015, we issued 25,000 shares of unregistered restricted common stock to Sony as partial consideration for the extension of our existing content license agreement with Sony discussed in Note 10: Share-Based Payments and Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements. The issuance of the common stock was exempt from registration pursuant to the Securities Act of 1933, as amended (the “Securities Act”) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as a transaction not involving a public offering. We believe that the issuance is exempt from the registration requirements of the Securities Act on the basis that: (1) Sony represented it was an accredited investor as defined under the Securities Act; (2) there was no general solicitation; and (3) Sony represented that it was purchasing such shares for its own account and not with a view towards distribution. The shares of common stock carry a legend stating that the shares are not registered under the Securities Act and therefore cannot be resold unless they are registered under the Securities Act or unless an exemption to registration is available.
On October 16, 2015, Redbox announced a contract extension with Paramount Home Entertainment under the existing terms of the revenue sharing license agreement discussed in Note 10: Share-Based Payments and Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements. The one-year extension required us to issue 50,000 shares of unregistered restricted common stock to Paramount during the first quarter of 2016, pursuant to terms and conditions similar to those of the Sony issuance described above.
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

In thousands, except per share data	Years Ended December 31,
Statement of Comprehensive Income Data	2015	2014	2013	2012	2011
Revenue	$2,193,211	$2,291,586	$2,299,785	$2,198,151	$1,844,046
Operating income	$168,875	$268,404	$278,876	$287,493	$223,014
Income from continuing operations	$49,446	$124,677	$222,688	$166,303	$122,934
Loss from discontinued operations, net of tax(1)	(5,109)	(18,059)	(47,896)	(16,073)	(19,051)
Net income	$44,337	$106,618	$174,792	$150,230	$103,883
Basic earnings per common share from continuing operations	$2.75	$5.98	$7.98	$5.38	$3.95
Loss per common share from discontinued operations	(0.29)	(0.89)	(1.76)	(0.53)	(0.62)
Basic earnings per share attributable to Outerwall Inc.	$2.46	$5.09	$6.22	$4.85	$3.33
Diluted earnings per share from continuing operations per common share	$2.75	$5.89	$7.72	$5.10	$3.81
Diluted loss per share from discontinued operations per common share	(0.29)	(0.88)	(1.70)	(0.50)	(0.60)
Diluted earnings per share per common share	$2.46	$5.01	$6.02	$4.60	$3.21
Weighted average common shares used in basic per share calculations	17,467	20,192	27,216	30,305	30,520
Weighted average common shares used in diluted per share calculations	17,487	20,503	28,169	32,012	31,715
	As of December 31,
Balance Sheet Data	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Cash and cash equivalents	$222,549	$242,696	$371,437	$282,894	$341,855
Total assets	$1,366,060	$1,583,286	$1,891,383	$1,555,365	$1,366,625
Total debt, capital lease obligations and other	$914,497	$994,085	$785,292	$385,760	$397,099
Common stock	$485,163	$473,592	$482,481	$504,881	$481,249
Total stockholders’ equity (deficit)	$(22,074)	$97,378	$518,689	$549,088	$513,902

(1)	Discontinued operations for all periods presented includes the results of operations from:

◦	our Redbox Canada operations, which we shut down during the first quarter of 2015;

◦	four ventures previously included in our former New Ventures segment, Orango, Rubi, Crisp Market, and Star Studio, which were discontinued during 2013; and

◦	our Money Transfer Business, which we met the criteria to classify as a discontinued operation in the second quarter of 2010 and sold in June 2011.

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
Overview
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. Our automated retail business model leverages technology advancements that allow delivery of new and innovative consumer products and services in a compact, automated format. We believe this model positions us to address retailers’ increasing need to provide more in less space driven by increased urbanization and consumers’ increasing expectation of instant gratification. We also have a strong consumer base which we communicate with on a regular basis to drive behavior and increase activity within our retail locations. Our products and services can be found at approximately 63,780 kiosks in leading supermarkets, drug stores, mass merchants, financial institutions, convenience stores, malls and restaurants.
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

•
Our ecoATM business segment (“ecoATM”) is focused on the consumer electronics sector and provides self-service kiosks and an online solution where consumers can sell certain electronic devices for cash and generates revenue through the sale of devices collected to third party resellers, through online marketplaces and through the Gazelle direct-to-consumer storefront.

Other Concepts and Investments
In addition to our three reportable segments; we may also identify, evaluate, build or acquire, and develop innovative new concepts in the automated retail space. The combined results of the concepts we have operated are included in our All Other reporting category as they do not meet quantitative thresholds to be a separate reportable segment.
Recently, we explored a consumer product sampling kiosk concept called SAMPLEit. We regularly assess the performance of our concepts to determine whether continued funding or other alternatives are appropriate and as a result, we discontinued operating SAMPLEit in the fourth quarter of 2015. As SAMPLEit did not represent a major component of our operations or financial results, the results of SAMPLEit did not qualify to be reported as a discontinued operation and remain in our All Other reporting category.
On occasion, we make strategic investments in external companies that provide automated self-service kiosk solutions. For example, in the health sector we have invested in Pursuant Health, Inc., formerly known as SoloHealth, Inc. Additionally, we held an equity interest in ecoATM prior to acquisition in the third quarter of 2013 and on October 20, 2014, Redbox withdrew as a member of Redbox Instant by Verizon (the "Joint Venture"), a joint venture between Redbox and Verizon Ventures IV LLC ("Verizon"). See Note 7: Equity Method Investments in our Notes to Consolidated Financial Statements for more information about our strategic investments.

Strategy
Our strategy is based upon leveraging our core competencies in the automated retail space to provide the consumer with convenience and value and to help retailers drive incremental traffic and revenue. Our competencies include success in building strong consumer and retailer relationships, and in deploying, scaling and managing kiosk businesses. We build strong retailer relationships by providing retailers with turnkey solutions that complement their businesses without significant expenditures of time and financial resources. We believe we have opportunities to continue to manage our businesses for profitability and cash flow by capitalizing on our strengths through the execution of the following strategies:

•	Continue to profitably manage our Redbox business. We are focused on profitably managing Redbox through revenue generation and improved kiosk-operations efficiency.
We expect to optimize our business by maintaining our customer base, attracting new customers, testing pricing strategies, leveraging the variable cost structure of the business, improving the Blu-ray rental mix, expanding the availability and depth of new generation video game content and utilizing our customer management tools. Blu-ray drives revenue growth by shifting rentals to its higher revenue price point, $2.00 per night, and generates higher margin dollars per rental. Video games drive revenue by providing Redbox users a low cost access point of $3.00 per night, which is a significant discount to the related purchase price of the new release content. Further, our customer management tools enable us to provide personalized recommendations and promotions to our customers, which help us generate incremental revenue.
While we have completed the build out of our Redbox network in the U.S., we believe we can improve financial performance by redeploying underperforming kiosks to areas with lower kiosk density or with higher consumer traffic. We also have retrofitted a significant percentage of our existing kiosks to provide increased capacity, which enables Redbox to retain discs in the kiosks longer without a material increase in product cost, thereby allowing us to provide greater title selection and copy depth to generate incremental rentals. We also continuously improve our proprietary algorithms allowing Redbox to more accurately predict daily title availability and demand at individual kiosk locations. From a financial perspective, we expect these strategies to partially offset the secular decline in the physical market.

•
Optimize and grow revenues from our Coinstar business. We believe we can improve financial performance in our Coinstar business through kiosk optimization. We continue to focus on finding more attractive locations for our existing kiosks, including through redeployment of underperforming kiosks to areas with lower kiosk density or higher consumer traffic. Further, the Coinstar business continues to develop consumer-oriented products and services, such as Coinstar Exchange, and to expand into other channels, such as financial institutions, where we can leverage our Coinstar platform.

•
Drive our ecoATM business to profitability. We are focused on achieving segment operating profitability in our ecoATM business. We expect to increase revenue through continued focus on redeploying underperforming and placing existing kiosks in inventory in attractive locations and driving increased productivity at existing kiosks while leveraging expenses as a percentage of revenue as the business scales. We also operate the Gazelle brand, which provides an online solution to buy and sell used electronics which we believe will provide greater leverage and margin enhancement opportunities for our ecoATM business.

•
Use our expertise to continue to develop our existing businesses and new innovative retail solutions. Through Redbox and Coinstar, we have demonstrated our ability to profitably scale automated retail solutions. We also leverage those core competencies to identify, evaluate, build or acquire, and develop new automated retail concepts through both organic and inorganic opportunities. For example, in the third quarter of 2013, we acquired ecoATM, one of our previous strategic investments and in November 2015, we acquired Gazelle. We are committed to addressing the changing needs and preferences of our consumers, including through strategic investments and exploring further international opportunities.

Comparability of Results
We have recast prior period results to reflect the following:

•
Discontinued operations, consisting of our Redbox operations in Canada (“Redbox Canada”), which we shut down during the first quarter of 2015. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information;

•
In the first quarter of 2015, we added ecoATM as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our former New Ventures segment. The combined results of the other self-service concepts are now included in our All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements for additional information; and

•
Calculated basic and diluted earnings per share under the two-class method (the “Two-Class Method”). During the first quarter of 2015, the Two-Class Method became significantly more dilutive than the previously applied treasury stock method as a result of stock repurchases increasing the average number of unvested restricted awards as a percentage of total common shares outstanding. See Note 13: Earnings Per Share in our Notes to Consolidated Financial Statements for additional information.

Additionally, results of operations for Gazelle from the November 10, 2015 acquisition date are included in our ecoATM segment. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements for additional information.
Recent Events
Subsequent Events

•
On January 21, 2016, Redbox entered into an amendment to the existing agreement with Universal Home Entertainment LLC (“Universal”), extending the agreement through December 31, 2017. See Note 16: Commitments and Contingencies and Note 21: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.

•	On February 3, 2016, the Board declared a quarterly cash dividend of $0.30 per share expected to be paid on March 29, 2016, to all stockholders of record as of the close of business on March 15, 2016.
Q4 2015 Events

•
On December 15, 2015, we repurchased $41.1 million in face value of our 2021 Notes for $34.6 million in cash. The gain from early extinguishment of these Notes was approximately $5.9 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.

•	On December 8, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.1 million.

•
On November 10, 2015, we acquired certain assets and liabilities of Gazelle, Inc. ("Gazelle") for approximately $18.0 million. The purchase of Gazelle is accounted for as a business combination and included in our ecoATM segment. See Note 3: Business Combinations in our Notes to Consolidated Financial Statement for additional information.

•
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This extended the license period through December 31, 2016, with no further options to renew, and required us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016, which we issued on January 4, 2016.

•	During the three months ended December 31, 2015, we repurchased 673,821 shares of our common stock at an average price per share of $53.89 for $36.3 million;

•
During the three months ended December 31, 2015, we made the decision to discontinue operating SAMPLEit and recognized a non-cash charge for accelerated depreciation of $5.0 million. SAMPLEit results are included in our All Other reporting category; and

•
During the three months ended December 31, 2015, we recorded restructuring charges of $11.3 million, including an $8.5 million one-time payment to settle an outstanding purchase commitment, as we continued to implement actions to further align costs with revenues in our continuing operations. See Note 11: Restructuring in our Notes to Consolidated Financial Statements for additional information.

Q3 2015 Events

•	On September 15, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.1 million.

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and required us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015, which we issued on October 2, 2015; and

•	During the three months ended September 30, 2015, we repurchased 938,586 shares of our common stock at an average price per share of $64.73 for $60.8 million.
Q2 2015 Events

•	On June 23, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.4 million;

•
On June 5, 2015, Redbox entered into an amendment to the existing April 22, 2010, agreement with Twentieth Century Fox Home Entertainment LLC (“Fox”) that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox;

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

•	On March 18, 2015, we paid a cash dividend of $0.30 per outstanding share of our common stock totaling approximately $5.6 million; and

•	During the three months ended March 31, 2015, we repurchased 617,195 shares of our common stock at an average price of $65.96 per share for $40.7 million.

Results of Operations
Consolidated Results
The discussion and analysis that follows covers our results from continuing operations:

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands, except per share amounts	2015	2014	2013	$	%	$	%
Revenue	$2,193,211	$2,291,586	$2,299,785	$(98,375)	(4.3)%	$(8,199)	(0.4)%
Operating income	$168,875	$268,404	$278,876	$(99,529)	(37.1)%	$(10,472)	(3.8)%
Income from continuing operations	$49,446	$124,677	$222,688	$(75,231)	(60.3)%	$(98,011)	(44.0)%
Diluted earnings from continuing operations per common share	$2.75	$5.89	$7.72	$(3.14)	(53.3)%	$(1.83)	(23.7)%
Comparing 2015 to 2014
Revenue decreased $98.4 million, or 4.3%, primarily due to:

•	$120.8 million decrease from our Redbox segment primarily due to:

◦
5.8% decrease in same store sales and the removal of underperforming kiosks, partially offset by price increases for movie content implemented in December 2014. The decrease in same store sales was primarily driven by a decline in movie rentals that were impacted primarily by accelerated secular decline in the physical market in 2015 as compared to 2014, lower total box office (representing titles with total North American box office receipts of at least $5.0 million) of movie titles released which was 10.4% lower than the prior year including twenty fewer titles, the timing of the release slate and lower demand for movie content from price-sensitive customers in the first eleven months of 2015 following the price increases which is heightened in periods of weak content; and

◦
A decline in video game rentals due to consumer transition to new generation platforms, limited new release titles available for the new platforms and lower demand from price sensitive customers due to the price increase. This was partially offset by

•
$19.4 million increase from our ecoATM segment primarily due to the results of Gazelle being included since the acquisition date and the increase in number of kiosks installed. This was partially offset by a decrease in the average selling prices of value devices sold primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk; and

•	$3.0 million increase from our Coinstar segment, primarily due to the increase in the number of Coinstar Exchange kiosks installed.
Operating income decreased $99.5 million, or 37.1%, primarily due to:

•
$100.4 million increase in operating loss within our ecoATM segment, primarily due to the $85.9 million goodwill impairment charge recognized in 2015. Excluding the $85.9 million goodwill impairment charge, operating loss increased $14.5 million for our ecoATM segment primarily due to an increase in direct operating expenses and depreciation associated with the increase in the installed kiosk base, partially offset by an increase in revenue;

•
$10.0 million increase in operating loss within our All Other reporting category, primarily related to a non-cash charge for accelerated depreciation of $5.0 million from our decision to discontinue operating SAMPLEit and increased operating costs related to SAMPLEit operations.

•	$0.9 million decrease in operating income within our Redbox segment primarily due to:

◦	$120.8 million decrease in revenue; and

◦
$23.0 million increase in restructuring and lease termination costs primarily related to implementing actions to further align costs with revenues in our continuing operations, a one-time payment to settle an outstanding purchase commitment, and an early lease termination of certain floors at our Redbox headquarters; partially offset by

◦
$104.8 million decrease in direct operating expenses driven primarily by lower product costs due to lower spending on content and other lower direct expenses primarily from lower credit card fees driven by lower rental volume and lower contractual fees paid to our retail partners due to lower revenue;

◦	$30.3 million decrease in depreciation and amortization primarily from lower kiosk related depreciation; and

◦	$6.5 million decrease in general and administrative expenses driven by ongoing cost reduction initiatives. This was partially offset by

•
$8.5 million decrease in share based expense not allocated to our segments primarily due to the lower expense from rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•
$3.3 million increase in operating income within our Coinstar segment primarily due to a $3.0 million increase in revenue and lower operating expenses including direct operating, depreciation and amortization, marketing, and research and development, partially offset by an increase in general and administrative and restructuring expenses.

Income from continuing operations decreased $75.2 million, or 60.3%, primarily due to:

•	$99.5 million decrease in operating income as described above;

•	$7.5 million increase in income tax expense primarily due to higher pre-tax income excluding the non-tax deductible goodwill impairment charge and reduced permanent tax benefits; partially offset by

•	$27.9 million lower losses from equity method investments primarily due to our withdrawal from Redbox Instant by Verizon during the fourth quarter of 2014; and

•
$5.3 million decrease in interest expense, net primarily due to a decrease in (gain) loss from early extinguishment of debt, as we recognized a gain of $5.9 million in 2015 compared to a loss of $2.0 million in 2014, and lower borrowings, partially offset by a shift in the composition of our debt to higher fixed rate debt.

Comparing 2014 to 2013
Revenue decreased $8.2 million, or 0.4%, primarily due to:

•	$86.0 million decrease from our Redbox segment primarily due to

◦
4.9% decrease in same store sales primarily due to the relative attractiveness and timing of title releases - while total box office for content released during 2014 increased 8.1%, significantly lower box office during certain periods of 2014, in particular content released in the second and third quarters, led to a lack of strong content throughout the year and contributed to a 7.2% decrease in rentals in 2014; and

◦
$17.1 million decrease in video game rentals primarily due to a lighter release slate during the first and second quarters because of the game industry’s shift to next generation platforms; partially offset by

•
$62.4 million increase from our ecoATM segment primarily due to the inclusion of a full year of results subsequent to our acquisition of ecoATM on July 23, 2013 and an increase of 1,010 ecoATM kiosks during the year; and

•
$15.4 million increase from our Coinstar segment, primarily due to growth in U.S. same store sales driven by a price increase effective October 1, 2013, higher volume in the U.K. due to an increased kiosk base, growth in U.K. same store sales driven by a price increase effective August 1, 2014 and growth in the number of Coinstar Exchange kiosks.

Operating income decreased $10.5 million, or 3.8%, primarily due to:

•
$23.9 million increase in operating loss within our ecoATM segment, primarily from costs associated with scaling the ecoATM business and the inclusion of a full year of results in 2014, partially offset by transaction expenses recognized in 2013 related to the ecoATM acquisition;

•
$4.6 million increase in share based expense, which is not allocated to our segments, primarily as a result of rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013; and

•	$0.2 million decrease in operating income within our Redbox segment primarily due to the following items which partially offset the decrease in revenue discussed above:

◦	$46.9 million decrease in direct operating expenses which stayed in line with revenue at 70.1% of revenue in 2014 as compared to 69.4% in 2013;

◦	$25.3 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives;

◦	$10.6 million decrease in depreciation and amortization expenses primarily due to certain of our kiosk assets becoming fully depreciated; partially offset by

•	$16.5 million increase in operating income within our Coinstar segment primarily due to revenue growth.

Income from continuing operations decreased $98.0 million, or 44.0%, primarily due to:

•
$48.7 million increase in loss from equity method investments primarily due to a $68.4 million gain recorded in the third quarter of 2013 on the re-measurement of our previously held equity interest in ecoATM to its acquisition date fair value;

•	$26.5 million increase in income tax expense due primarily to discrete tax benefits in 2013;

•
$14.8 million increase in interest expense due to increased average borrowings which includes the impact of the $300.0 million principal amount of our 2021 Notes that we issued on June 9, 2014 (see Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information); and

•	$10.5 million decrease in operating income discussed above.
Share-Based Payments and Rights to Receive Cash
Our share-based payments consist of share-based compensation granted to executives, non-employee directors and employees, and share-based payments granted to movie studios as part of content agreements. We grant stock options, restricted stock and performance-based restricted stock to executives and non-employee directors, and restricted stock to our employees. In connection with our acquisition of ecoATM, we also granted certain rights to receive cash (the "rights to receive cash"). We also granted restricted stock to certain movie studios as part of content agreements with our Redbox segment. The expense associated with the grants to movie studios is allocated to our Redbox segment and included within direct operating expenses. The expenses associated with share-based compensation to our executives, non-employee directors, employees and related to the rights to receive cash are part of our corporate function and are not allocated to our segments. The components of our unallocated share-based compensation expense are presented in the following table:

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands, except per share amounts	2015	2014	2013	$	%	$	%
Direct operating	$2,561	$6,585	$3,636	$(4,024)	(61.1)%	$2,949	81.1%
Marketing	695	3,193	1,559	(2,498)	(78.2)%	1,634	104.8%
Research and development	1,737	3,851	1,375	(2,114)	(54.9)%	2,476	180.1%
General and administrative	11,756	11,658	14,164	98	0.8%	(2,506)	(17.7)%
Total	$16,749	$25,287	$20,734	$(8,538)	(33.8)%	$4,553	22.0%

*	Not meaningful
Unallocated share-based compensation expense decreased $8.5 million, or 33.8% and increased $4.6 million, or 22.0% during the years ended December 31, 2015 and 2014, respectively. These changes are primarily due to the timing of expense recognized for rights to receive cash we issued as replacement awards for unvested restricted stock as part of our acquisition of ecoATM in the third quarter of 2013. See Note 10: Share-Based Payments in our Notes to Consolidated Financial Statements for more information.
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

We also review same store sales for our Redbox and Coinstar segments, which we calculate on a location basis. Most of our locations have a single kiosk, but in locations with a high-performing kiosk, we may add additional kiosks to drive incremental revenue and provide a broader product offering. Same store sales reflects the change in revenue from locations that have been operating for more than 13 months by the end of the reporting period compared with the same locations in the same period of the prior year. We use the average selling price of value devices (non-scrap) sold, number of value devices sold and number of overall devices sold rather than same store sales for our ecoATM business because transactions at the kiosk or purchased by our online solution are for product acquisition, not revenue.
Detailed financial information about our business segments, including our change in reportable segments in the first quarter of 2015 and significant customer relationships is provided in Note 14: Business Segments and Enterprise-Wide Information in our Notes to Consolidated Financial Statements.
Revenue
Our Redbox segment generates revenue primarily through fees charged to rent or purchase a movie or video game, and we pay retailers a percentage of our revenue. Our Coinstar segment generates revenue primarily through transaction fees from our consumers and product partners and we pay retailers a percentage of our revenue. Our ecoATM segment generates revenue through the sale of devices collected to third parties, through online marketplaces and through the Gazelle direct-to-consumer storefront.
Our segment operating expenses include the following categories:
Direct Operating
Direct operating expenses consist primarily of (1) amortization of our content library, (2) transaction fees and commissions we pay to our retailers, (3) credit card fees and coin processing expenses, (4) field operations support, (5) cost to acquire devices that are resold to third parties and consumers through our ecoATM segment, and (6) revenue share we pay to studios. Variations in the percentage of transaction fees and commissions we pay to our retailers may result in increased expenses. Such variations are based on certain factors, such as total revenue, long-term non-cancelable contracts, installation of our kiosks in high traffic and/or urban or rural locations, new product commitments, or other criteria.
Marketing
Our marketing expenses represent our cost of advertising, traditional marketing, online marketing, and public relations efforts in national and regional advertising and major international markets.
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
General and Administrative
Our general and administrative expenses consist primarily of executive management, business development, supply chain management, finance, management information system, human resources, legal, facilities, risk management and administrative support for field operations.
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

Redbox

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands, except net revenue per rental amounts	2015	2014	2013	$	%	$	%
Revenue	$1,760,899	$1,881,718	$1,967,715	$(120,819)	(6.4)%	$(85,997)	(4.4)%
Expenses:
Direct operating	1,213,744	1,318,509	1,365,368	(104,765)	(7.9)%	(46,859)	(3.4)%
Marketing	19,804	20,969	20,835	(1,165)	(5.6)%	134	0.6%
Research and development	—	120	76	(120)	(100.0)%	44	57.9%
General and administrative	129,013	135,554	160,863	(6,541)	(4.8)%	(25,309)	(15.7)%
Restructuring and related costs (Note 11)	23,540	534	3,771	23,006	NM*	(3,237)	(85.8)%
Segment operating income	374,798	406,032	416,802	(31,234)	(7.7)%	(10,770)	(2.6)%
Less: depreciation and amortization	(118,902)	(149,236)	(159,851)	30,334	(20.3)%	10,615	(6.6)%
Operating income	$255,896	$256,796	$256,951	$(900)	(0.4)%	$(155)	(0.1)%
Operating income as a percentage of revenue	14.5%	13.6%	13.1%
Same store sales growth (decline)	(5.8)%	(4.9)%	(4.1)%
Effect on change in revenue from same store sales growth (decline)	$(107,938)	$(95,505)	$(76,346)	$(12,433)	13.0%	$(19,159)	25.1%
Ending number of kiosks	40,480	42,280	42,900	(1,800)	(4.3)%	(620)	(1.4)%
Total rentals (in thousands)	587,554	717,128	772,872	(129,574)	(18.1)%	(55,744)	(7.2)%
Net revenue per rental	$2.99	$2.62	$2.54	$0.37	14.1%	$0.08	3.1%

*	Not meaningful
The comparable performance of our content library is continually affected by the ongoing secular decline in the physical market, seasonality, the actual release slate, the relative attractiveness of movie titles, and the total box office in a particular quarter or year, which may have lingering effects in subsequent periods. Now that we have substantially completed our U.S. build-out of Redbox kiosks, optimizing our Redbox business in the United States will depend substantially upon growth or minimizing decline in same store sales. As a result, we expect our Redbox business to continue to decline over time.
2015 Events

•
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This extended the license period through December 31, 2016, with no further options to renew, and required us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016, which we issued on January 4, 2016.

•
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and required us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015, which we issued on October 2, 2015.

•	On June 12, 2015, Redbox announced plans to expand the availability of new generation games to all kiosks nationwide and completed this expansion in the fourth quarter of 2015.

•
On June 5, 2015, Redbox entered into an amendment to the April 22, 2010, agreement with Fox that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox.

•
On March 31, 2015, as part of restructuring efforts, we reduced the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. In accordance with accounting for exit and disposal activities, we recorded pre-tax charges totaling $11.0 million at the cease use date, March 31, 2015. These charges include $4.4 million for the estimated fair value of our remaining lease obligations including an early termination penalty and $6.6 million in impairments of lease related assets. We have included these costs in restructuring and lease termination costs in our Consolidated Statements of Comprehensive Income.

•
On March 26, 2015, we entered into the Warner Agreement under which Redbox agrees to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles; and

•
During the first quarter of 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the company's performance expectations. The results of Redbox Canada have been presented as discontinued operations on our Consolidated Statements of Comprehensive Income and are no longer included in segment operating results presented above. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements for additional information.

Comparing 2015 to 2014
Revenue decreased $120.8 million, or 6.4%, primarily due to the following:

•	$107.9 million decrease from a 5.8% decrease in same store sales primarily due to:

◦
17.7% decline in total movie rentals primarily driven by accelerated secular decline in the physical market in 2015 as compared to 2014, the lower total box office of movie titles released which was 10.4% lower than the prior year including twenty fewer titles, the timing of the release slate and lower demand for movie content from price-sensitive customers in the first eleven months of 2015 following the price increases discussed below which is heightened in periods of weak content; and

◦
A decline in video game rentals due to consumer transition to new generation platforms, limited new release titles available for those platforms and lower demand from price sensitive customers due to the price increase discussed below; partially offset by

◦
30 cent increase in the rental price for DVDs to $1.50 per day, effective December 2, 2014, a 50 cent increase in the rental price for Blu-ray Discs to $2.00 per day, effective December 2, 2014, and a $1.00 increase in the rental price for video games to $3.00 per day, effective January 6, 2015.

•	$12.9 million decrease in revenue primarily from kiosks removed during 2015, due to continued efforts to optimize our network by removing underperforming kiosks.
We continue to invest in customer-specific promotional offerings to lessen the negative impact on demand driven by the price increases and the secular decline in the physical market.
Net revenue per rental increased $0.37 to $2.99 primarily due to the impact of the increase in daily rental prices discussed above, partially offset by an expected increase in single night rental activity as a result of the price increases.
Blu-ray revenue represented 18.0% of total rental revenue and 14.3% of total disc rentals during 2015 as compared with 17.6% and 14.9% during the prior year. Blu-ray rentals were negatively impacted by fewer Blu-ray releases compared to the prior year and lower demand in the first eleven months of 2015 as compared to the prior year from price-sensitive customers.
Video game revenue represented 3.5% of total revenue and 1.5% of total disc rentals in 2015 as compared with 4.4% and 2.0% during the prior year, primarily due to consumer transition to new generation platforms and underperformance of titles released in the fourth quarter of 2014. Video games also were impacted by lower demand from price-sensitive customers.
Operating income decreased $0.9 million, primarily due to the following:

•	$120.8 million decrease in revenue as described above; and

•
$23.0 million increase in restructuring and related costs which included restructuring efforts surrounding our Redbox facility as discussed above, a one-time payment to settle an outstanding purchase commitment and severance related expenses; partially offset by

•	$104.8 million decrease in direct operating expenses, which were 68.9% of revenue during 2015 as compared with 70.1% during the prior year primarily as a result of:

◦
$52.4 million decrease in product costs to $754.4 million primarily due to lower spending on content in 2015, primarily due to fewer movie releases, a lower average cost per disc due to the mix of movie content and lower purchases due to fewer kiosks that combined with the revenue impacts discussed above increased gross margin 0.1% to 57.2% for 2015; and

◦
$52.4 million decrease in other direct operating expenses primarily due to lower contractual fees paid to our retail partners due to the lower revenue, lower credit card fees driven by the lower volume of rentals, lower wireless network charges tied to data usage under new contracts starting in January 2015, and lower costs due to cost containment initiatives related to our field service operations and third party fees for customer service.

•
$30.3 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks; and

•
$6.5 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives and lower variable expenses associated with IT infrastructure costs including temporary staffing and lower data facilities costs.

Comparing 2014 to 2013
Revenue decreased $86.0 million, or 4.4%, primarily due to the following:

•	$95.5 million decrease from a 4.9% decrease in same store sales primarily due to:

◦
Relative attractiveness and timing of title releases - while total box office for content released during 2014 increased 8.1%, significantly lower box office during certain periods of 2014 (particularly in the second and third quarters) led to a lack of strong content throughout the year which, combined with the impact from the expected secular decline in the market, contributed to a 7.2% decrease in rentals in 2014;

◦
Revenue from video game rentals decreased $17.1 million primarily due to a lighter release slate during the first and second quarters because of the game industry’s shift to next generation platforms and under performance of certain games titles; partially offset by

◦	More effective promotional activity that leverages customer-specific offerings and an increase in the daily rental fees for movie content implemented in December 2014.

•	$2.8 million decrease to zero from revenue earned by kiosks acquired from NCR as noted above; partially offset by

•	$12.2 million increase in revenue from newly installed or relocated kiosks including those that replaced the remaining NCR kiosks.
Net revenue per rental increased $0.08 to $2.62 primarily due to:

•
A continued increase in Blu-ray rentals which we consider a key focus for future revenue growth as it has a higher revenue and margin dollar per rental and offers consumers a better viewing experience due to superior picture and sound quality compared to other options such as digital streaming and video on demand. Blu-ray rentals represented 14.9% of total disc rentals and 17.6% of revenue during 2014 as compared to 13.1% of total disc rentals and 15.4% of revenue during 2013; partially offset by

•	Lower video game rentals, which declined 16.6% during 2014 as compared to 2013 primarily due to the factors discussed above.
Operating income decreased $0.2 million, primarily due to the following:

•	$86.0 million decrease in revenue as described above; partially offset by

•	$46.9 million decrease in direct operating expenses, which were 70.1% of revenue in 2014 as compared to 69.4% in 2013, primarily as a result of:

◦
Product costs decreased $9.6 million to $806.8 million primarily due to lower spending on content in 2014 partially offset by a change in how we amortize our product costs in our content library that was prospectively applied as explained in Note 2: Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements resulting in a $21.7 million benefit which was recorded in the second quarter of 2013 to reflect an increase in the ending value of the Redbox content library as of June 30, 2013. For comparability purposes, product cost in 2013 would have been $23.8 million higher had the new methodology been applied retrospectively as costs would have shifted from prior periods into 2013;

◦
Gross margin decreased by 140 basis points to 57.1% in 2014 primarily due to the performance of the content library as a result of the relative attractiveness of titles available for rent and the timing of the release schedule in 2014 partially offset by a $3.4 million decrease in studio-related share-based expenses and closing underperforming NCR kiosks. The 2013 period also benefited from an $11.4 million reduction in a loss contingency that had been previously expensed in 2012;

◦
Direct operating expenses were also impacted by lower retailer revenue sharing expenses primarily due to lower revenue, lower payment card processing fees due to fewer rentals and general cost containment initiatives. The 2014 period also included a one-time benefit from a $5.6 million adjustment to expenses related to personal property taxes due to a reduction of the estimated liability; and

•
$25.3 million decrease in general and administrative expenses primarily as a result of ongoing cost reduction initiatives, including payroll related savings arising from our December 2013 workforce reduction and lower variable expenses associated with IT infrastructure costs, temporary staffing, legal and professional fees; and

•
$10.6 million decrease in depreciation and amortization expenses primarily due to certain of our kiosk assets that are depreciated over three to five years becoming fully depreciated partially offset by higher depreciation expense as a result of continued investment in our corporate technology infrastructure and additional depreciation for newly installed or replaced kiosks.

Coinstar

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands, except average transaction size	2015	2014	2013	$	%	$	%
Revenue	$318,611	$315,628	$300,218	$2,983	0.9%	$15,410	5.1%
Expenses:
Direct operating	159,211	161,214	158,562	(2,003)	(1.2)%	2,652	1.7%
Marketing	5,566	6,346	6,244	(780)	(12.3)%	102	1.6%
Research and development	—	531	6,962	(531)	(100.0)%	(6,431)	(92.4)%
General and administrative	31,561	26,989	25,220	4,572	16.9%	1,769	7.0%
Restructuring and related costs (Note 11)	2,076	23	724	2,053	NM*	(701)	(96.8)%
Segment operating income	120,197	120,525	102,506	(328)	(0.3)%	18,019	17.6%
Less: depreciation and amortization	(31,871)	(35,471)	(33,921)	3,600	(10.1)%	(1,550)	4.6%
Operating income	$88,326	$85,054	$68,585	$3,272	3.8%	$16,469	24.0%
Operating income as a percentage of revenue	27.7%	26.9%	22.8%
Same store sales growth	2.9%	4.7%	1.4%
Ending number of kiosks	20,930	21,340	20,900	(410)	(1.9)%	440	2.1%
Total transactions (in thousands)	70,760	72,957	76,120	(2,197)	(3.0)%	(3,163)	(4.2)%
Average transaction size	$43.78	$42.12	$41.39	$1.66	3.9%	$0.73	1.8%

*	Not meaningful
Comparing 2015 to 2014
Revenue increased $3.0 million, or 0.9%, primarily due to an increase in the number of Coinstar Exchange kiosks and transactions. Coinstar revenue in the United Kingdom. and Canada was negatively impacted by unfavorable exchange rates due to the strengthening of the U.S. dollar versus the British pound and Canadian dollar compared to the prior year. The impact of the increased coin voucher product transaction fee from 8.9% to 9.9% implemented in the United Kingdom in August 2014 was primarily offset by the unfavorable exchange rate. Overall our same store sales growth was 2.9% as a result of these factors.
The average Coinstar transaction size increased while the number of transactions declined, reflecting larger pours and less frequent visits and a slight decrease in the U.S. kiosk base as a result of continued optimization efforts.
Operating income increased $3.3 million, or 3.8%, primarily due to the following:

•
$3.6 million decrease in depreciation and amortization expenses primarily due to an increase in our fully depreciated asset base and intangible assets related to customer contracts being fully amortized in August 2014;

•	$3.0 million increase in revenue as described above;

•
$2.0 million decrease in direct operating expenses due to lower wireless charges tied to data usage under new contracts in 2015, lower vehicle fleet expenses including fuel cost savings from reduced gas prices and a reduction in selling and customer service costs, partially offset by increased revenue sharing costs from the higher revenue discussed above;

•	$0.8 million decrease in marketing expenses due to overall lower spend in 2015; and

•	$0.5 million reduction in research and development expenses; partially offset by

•
$4.6 million increase in general and administrative expenses primarily due to an increase in technology costs and costs to support Coinstar Exchange growth, partially offset by lower costs as a result of ongoing cost containment initiatives; and

•
$2.1 million increase in restructuring expenses related to the subleasing of certain corporate facilities, a one-time payment to settle an outstanding purchase commitment and severance expense from our ongoing cost containment initiatives.

Comparing 2014 to 2013
Effective August 1, 2014, we increased the coin voucher product transaction fee from 8.9% to 9.9% at all U.K. grocery retail locations.
Revenue increased $15.4 million, or 5.1%, primarily due to:

•	Same store sales growth in the United States driven by a price increase implemented across all grocery locations effective October 1, 2013;

•	Higher volume in the United Kingdom due to an increased U.K. kiosk base;

•	Same store sales growth in the United Kingdom driven by a price increase on August 1, 2014; and

•	Growth in the number of Coinstar Exchange kiosks.
The average transaction size continued to increase during 2014 while the number of transactions declined. The decline in transactions was the result of larger pours and less frequent visits, a slight decrease in the U.S. kiosk base year over year as a result of optimization efforts, the expected volume decline as a result of the U.S. price increase, and the impact of the Royal Canadian Mint’s penny reclamation efforts in Canada.
Operating income increased $16.5 million, or 24.0%, primarily due to the following:

•	$15.4 million increase in revenue as described above; and

•	$6.4 million decrease in research and development expenses primarily due to a reduction in kiosk hardware and software engineering efforts for Coinstar and Coinstar Exchange; partially offset by

•	$2.7 million increase in direct operating expenses due to increased revenue sharing, selling and customer service costs to support higher revenues;

•	$1.8 million increase in general and administrative expenses primarily due to increased expenses associated with the growth of our Coinstar Exchange business; and

•
$1.6 million increase in depreciation and amortization expense due to higher depreciation expense as a result of continued investment in our corporate technology infrastructure and the write-off of technology assets.

ecoATM

	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands, except average selling price of value devices sold	2015	2014	2013	$	%	$	%
Revenue	$113,558	$94,187	$31,824	$19,371	20.6%	$62,363	196.0%
Expenses:
Direct operating	113,141	92,182	27,271	20,959	22.7%	64,911	238.0%
Marketing	8,481	3,513	938	4,968	141.4%	2,575	274.5%
Research and development	5,545	5,691	2,772	(146)	(2.6)%	2,919	105.3%
General and administrative	10,875	12,773	7,868	(1,898)	(14.9)%	4,905	62.3%
Restructuring and related costs (Note 11)	687	—	—	687	NM*	—	—%
Goodwill impairment (Note 6)	85,890	—	—	85,890	NM*	—	—%
Segment operating loss	(111,061)	(19,972)	(7,025)	(91,089)	456.1%	(12,947)	184.3%
Less: depreciation and amortization	(26,382)	(17,031)	(6,077)	(9,351)	54.9%	(10,954)	180.3%
Operating loss	$(137,443)	$(37,003)	$(13,102)	$(100,440)	271.4%	$(23,901)	182.4%
Ending number of kiosks	2,250	1,890	880	360	19.0%	1,010	114.8%
Average selling price of value devices sold	$60.55	$76.30	$66.11	$(15.75)	(20.6)%	$10.19	15.4%
Number of value devices sold	1,857,535	1,195,028	444,230	662,507	55.4%	750,798	169.0%
Number of overall devices sold	2,755,919	1,696,565	630,809	1,059,354	62.4%	1,065,756	169.0%

*	Not meaningful
On November 10, 2015, we acquired certain assets and liabilities of Gazelle. The primary reasons for the business combination were to help drive our ecoATM business to profitability, provide margin and revenue uplift opportunities, and leverage a direct-to-consumer channel for collected devices. Gazelle results of operations are included in ecoATM from the November 10, 2015 acquisition date and include revenue of $13.3 million and operating loss of $0.9 million. See Note 3: Business Combinations in our Notes to Consolidated Financial Statement for additional information.
On July 23, 2013 we completed the acquisition of ecoATM. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished electronic products and mobile devices. ecoATM results of operations presented here represent the results of ecoATM from the July 23, 2013 acquisition date.
2015 Events

•
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

•
During the first quarter of 2015, we added ecoATM as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our former New Ventures segment. The combined results of the other self-service concepts, previously included in our New Ventures segment, are included in our All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. All goodwill previously allocated to the New Ventures segment has been allocated to the ecoATM segment.

Comparing 2015 to 2014
Our key revenue drivers are the total devices collected, the number of those devices that are value devices, the mix of those value devices, as well as the average selling price that we receive when reselling the devices.
Revenue increased $19.4 million, or 20.6%, primarily due to the following:

•	$13.3 million of revenue from Gazelle included in 2015 since the November 10, 2015 acquisition date; and

•
The number of overall devices sold increased 62.4% and the number of value devices sold increased 55.4% primarily due to increased kiosk collections, driven by an increase in the number of ecoATM installed kiosks and 2015 benefiting from having a full year of collections for kiosks installed throughout 2014. Devices sold also increased to a lesser extent due to the results of Gazelle being included since acquisition. Also, as a result of our optimization efforts during 2015, we removed approximately 360 underperforming ecoATM kiosks, primarily from the grocery channel, and redeployed approximately 320 kiosks into retailer locations, with the majority in the mall and mass merchant channels. We are continuing to evaluate the grocery channel where kiosks have ramped at a slower rate and have lower collections than mass merchant and mall channels. This was partially offset by;

•
$15.75 lower average selling price of value devices primarily due to a lower mix of higher value devices and lower collections of value devices per kiosk compared to the prior year primarily due to sustained carrier marketing of alternative trade-in options.

Operating loss increased $100.4 million primarily due to the $85.9 million goodwill impairment charge recognized in 2015 and the following;

•
$21.0 million increase in direct operating expenses mainly due to costs associated with our increased installed ecoATM kiosk base, including the acquisition, transportation and processing of electronic devices, servicing of kiosks and payments to retailers and the results of Gazelle being included since acquisition;

•	$9.4 million increase in depreciation and amortization expense primarily from depreciation on our increased installed ecoATM kiosk base; and

•
$5.0 million increase in marketing costs primarily due to costs to promote the ecoATM brand and raise awareness to the consumer combined with additional headcount to support our installed ecoATM kiosk base and increased direct-to-consumer marketing costs of Gazelle since acquisition; partially offset by

•	$19.4 million increase in revenue described above; and

•
$1.9 million decrease in general and administrative expense primarily from a reduction in headcount, lower data facilities costs, and lower temp staffing as a result of an overall reduction in organization costs.

Comparing 2014 to 2013
Revenue increased $62.4 million primarily due to the inclusion of a full year of ecoATM results in 2014 and from kiosks installed primarily in the grocery channel during the second half of 2014. Relative to our mall and mass merchant channels, sites in the grocery channel typically are smaller in overall square footage and have less foot traffic. As a result, we expect our ecoATM kiosks in the grocery channel to ramp slower than our mall and mass merchant kiosks. Our key revenue drivers are devices collected per kiosk per day, the percentage of those devices that are value devices, as well as the average selling price that we receive when reselling the devices. Revenue decreased sequentially from the quarter ended September 30, 2014 primarily due to seasonal trends, a lower mix of higher value devices, and a lower average selling price in the secondary market resulting from an increased supply of devices following the iPhone 6 release in September 2014.
Operating loss increased $23.9 million, or 182.4%, primarily due to the following;

•
$64.9 million increase in direct operating expenses mainly due to costs associated with the acquisition, transportation and processing of mobile devices, as well as costs for servicing of our kiosks and payments to our retailers. Additionally, in 2014 the highly successful launch of the iPhone 6/6+ caused a significant increase in device trade-ins that lowered resale values in the secondary market to below historical levels during the fourth quarter. 2014 operating expenses also included a full year of results whereas 2013 included costs only after the acquisition date and reflected the increased ecoATM kiosk base. As we install additional kiosks we expect our variable operating costs to increase proportionately, however, as our existing kiosks continue to ramp, we expect to leverage the fixed cost portions of our direct operating expenses;

•
$11.0 million increase in depreciation and amortization expense from depreciation on our increased installed kiosk base, amortization expense related to certain intangible assets acquired as part of the business combination and higher depreciation expense as a result of continued investment in our corporate technology infrastructure;

•
$4.9 million increase in general and administrative expense primarily due to higher costs to support the continued growth in our installed kiosk base, as well as expenses related to facilities expansion and human resource programs, partially offset by $5.7 million in transaction expenses related to the acquisition of ecoATM in 2013;

•	$2.9 million increase in research and development expense due to continued development of our kiosk hardware and software platforms; and

•	$2.6 million increase in marketing costs primarily due to costs to promote the ecoATM brand and additional headcount to support our installed kiosk base; partially offset by

•	$62.4 million increase in revenue described above.
Income (loss) from equity method investments
Comparing 2015 to 2014
Loss from our equity method investments was $0.8 million compared to $28.7 million during the same period of 2014. The decrease in equity method losses was primarily a result of our withdrawal from Redbox Instant by Verizon on October 20, 2014.
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
Interest Expense, Net

Dollars in thousands	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Cash interest expense	$45,507	$41,562	$25,289	$3,945	9.5%	$16,273	64.3%
Non-cash interest expense:
Amortization of debt discount	1,731	2,606	4,674	(875)	(33.6)%	(2,068)	(44.2)%
Amortization of deferred financing fees	1,030	1,510	1,720	(480)	(31.8)%	(210)	(12.2)%
Other	—	—	(550)	—	—%	550	(100.0)%
Total non-cash interest expense	2,761	4,116	5,844	(1,355)	(32.9)%	(1,728)	(29.6)%
Total cash and non-cash interest expense	48,268	45,678	31,133	2,590	5.7%	14,545	46.7%
(Gain) loss from early extinguishment of debt	(5,854)	2,018	6,013	(7,872)	(390.1)%	(3,995)	(66.4)%
Total interest expense	42,414	47,696	37,146	(5,282)	(11.1)%	10,550	28.4%
Interest income	(61)	(52)	(4,339)	(9)	17.3%	4,287	(98.8)%
Interest expense, net	$42,353	$47,644	$32,807	$(5,291)	(11.1)%	$14,837	45.2%
Comparing 2015 to 2014
Interest expense, net decreased $5.3 million, or 11.1%, primarily due to:

•
$7.9 million decrease in (gain) loss from early extinguishment of debt as we recognized a gain of $5.9 million in 2015 compared to a loss of $2.0 million in 2014. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information; partially offset by

•	$2.6 million higher interest expense due to a shift in the composition of our debt to higher fixed rate debt, partially offset by lower borrowings.

Comparing 2014 to 2013
Interest expense, net increased $14.8 million, or 45.2%, primarily due to:

•
$14.5 million higher interest expense from increased average borrowings which includes the impact of the $300.0 million principal amount of our 2021 Notes that we issued on June 9, 2014. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information; and

•	$4.3 million decrease in interest income primarily due to income from the settlement of a note receivable in 2013; partially offset by

•
$4.0 million decrease in losses from the early extinguishment or conversion of debt. See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for more information.

Other, Net

Dollars in thousands	Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Other, net	$(2,657)	$(1,185)	$(3,599)	$(1,472)	124.2%	$2,414	(67.1)%
Comparing 2015 to 2014
Other, net decreased by $1.5 million, primarily due to higher foreign currency losses due to the impact of the Canadian dollar exchange rates on our Coinstar operations, partially offset by a $1.0 million gain on the purchase of Gazelle recognized in 2015. See Note 3: Business Combinations in our Notes to Consolidated Financial Statements for more information on the gain on the purchase of Gazelle.
Comparing 2014 to 2013
Other, net decreased by $2.4 million or 67.1% primarily due to:

•	$2.8 million in expense incurred to write-down the carrying value of a note receivable from Sigue incurred during 2013 which did not recur in 2014; partially offset by

•	$1.3 million higher foreign currency related losses to $2.7 million primarily due to the impact of the Canadian dollar exchange rates on our Coinstar Canada operations.
Income Tax Expense

Dollars in thousands	Year Ended December 31,			2015 vs 2014	2014 vs 2013
	2015	2014	2013
Income tax expense	$(73,619)	$(66,164)	$(39,710)	$(7,455)	$(26,454)
Effective tax rate	59.8%	34.7%	15.1%	25.1 pts	19.6 pts
Income tax expense and effective tax rates are driven by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income we earn in each. It is also affected by permanent differences in the recognition of income and expenses for income tax purposes compared to financial reporting purposes and various discrete items that may occur in any given year, but are not consistent from year to year. The most significant, recurring permanent difference impacting our income tax expense is the domestic production activities deduction. See Note 18: Income Taxes From Continuing Operations in our Notes to Consolidated Financial Statements for more information.
Comparing 2015 to 2014
Income tax expense increased by $7.5 million primarily driven by:

•
$6.9 million increase in tax expense primarily driven by an increase of $18.2 million in income from continuing operations before income taxes excluding the $85.9 million non-tax deductible impairment of goodwill; and

•	$3.8 million in tax benefits related to discrete items occurring in 2014, mainly composed of:

◦	$2.1 million related to the true-up of recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary in 2013; and

◦	$1.7 million related to other miscellaneous items; partially offset by

•	$3.2 million decrease in tax expense related to a net reduced benefit from permanent items.

Comparing 2014 to 2013
Income tax expense increased by $26.5 million resulting from higher taxable income primarily driven by:

•	$34.5 million in tax benefits related to discrete items occurring in 2013 composed of:

◦	$16.7 million related to the recognition of a worthless stock deduction from an outside basis difference in a corporate subsidiary in 2013; and

◦
$17.8 million, net of a valuation allowance, through the realization of capital and ordinary gains and losses associated with the series of transactions to reorganize Redbox related subsidiary structures through the sale of a wholly owned subsidiary; partially offset by

•	$5.3 million increase in the domestic production activities deduction from $1.5 million in 2013 to $6.8 million in 2014; and

•
$2.7 million in additional impact primarily driven by various permanent and discrete items as well as the $3.2 million decrease in Income from continuing operations before income taxes excluding the $68.4 million non-taxable gain on previously held equity interest in ecoATM.

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
Core and Non-Core Results
We distinguish our core activities, those associated with our primary operations which we directly control, from non-core activities. Non-core activities may include nonrecurring events or events we do not directly control. Our non-core adjustments for the periods presented include i) goodwill impairment, ii) restructuring costs (including severance and contract termination costs, that include early lease terminations and the related asset impairments) associated with actions to reduce costs in our continuing operations across the Company, iii) acquisition costs related to the acquisitions of Gazelle and ecoATM, iv) compensation expense for rights to receive cash issued in conjunction with our acquisition of ecoATM and attributable to post-combination services as they are fixed amount acquisition related awards and not indicative of the directly controllable future business results, v) loss from equity method investments, which represents our share of income or loss from entities we do not consolidate or control and includes the impacts of the gain on re-measurement of our previously held equity interest in ecoATM upon acquisition, vi) gain on bargain purchase of Gazelle, vii) benefits from release of indemnification reserves upon settlement of the Sigue Note, viii) tax benefits related to a net operating loss adjustment and a worthless stock deduction ("Non-Core Adjustments").
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
A reconciliation of core adjusted EBITDA from continuing operations to net income from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands	2015	2014	2013	$	%	$	%
Net income from continuing operations	$49,446	$124,677	$222,688	$(75,231)	(60.3)%	$(98,011)	(44.0)%
Depreciation, amortization and other	184,940	202,478	200,308	(17,538)	(8.7)%	2,170	1.1%
Interest expense, net	42,353	47,644	32,807	(5,291)	(11.1)%	14,837	45.2%
Income taxes expense	73,619	66,164	39,710	7,455	11.3%	26,454	66.6%
Share-based payments expense(1)	17,377	13,384	16,831	3,993	29.8%	(3,447)	(20.5)%
Adjusted EBITDA from continuing operations	367,735	454,347	512,344	(86,612)	(19.1)%	(57,997)	(11.3)%
Non-Core Adjustments:
Goodwill impairment	85,890	—	—	85,890	NM*	—	—%
Restructuring and related costs	27,153	469	4,495	26,684	NM*	(4,026)	(89.6)%
Acquisition costs	342	—	5,669	342	NM*	(5,669)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	4,354	13,270	8,664	(8,916)	(67.2)%	4,606	53.2%
Loss from equity method investments, net	800	28,734	48,448	(27,934)	(97.2)%	(19,714)	(40.7)%
Gain on purchase of Gazelle	(989)	—	—	(989)	NM*	—	—%
Sigue indemnification reserve releases	—	—	(2,542)	—	—%	2,542	(100.0)%
Gain on previously held equity interest in ecoATM	—	—	(68,376)	—	—%	68,376	(100.0)%
Core adjusted EBITDA from continuing operations	$485,285	$496,820	$508,702	$(11,535)	(2.3)%	$(11,882)	(2.3)%

*	Not Meaningful
(1)    Includes both non-cash share-based compensation for executives, non-employee directors and employees as well as share-based payments for content arrangements.
Comparing 2015 to 2014
The decrease in our core adjusted EBITDA from continuing operations was primarily due to lower segment operating income in our Redbox and ecoATM segments. The other significant components of core adjusted EBITDA from continuing operations have been discussed previously in the Results of Operations section above.
Comparing 2014 to 2013
The decrease in our core adjusted EBITDA from continuing operations was primarily due to:

•	Lower segment operating income in our Redbox segment, and

•	Higher segment operating loss in our ecoATM segment, partially offset by

•	Higher segment operating income in our Coinstar segment.
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
A reconciliation of core diluted EPS from continuing operations to diluted EPS from continuing operations, the most comparable GAAP financial measure, is presented in the following table:

	Year Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$	%	$	%
Diluted EPS from continuing operations per common share (two-class method)	$2.75	$5.89	$7.72	$(3.14)	(53.3)%	$(1.83)	(23.7)%
Adjustment from participating securities allocation and share differential to treasury stock method(1)	0.05	0.13	0.13	(0.08)	(61.5)%	—	—%
Diluted EPS from continuing operations (treasury stock method)	2.80	6.02	7.85	(3.22)	(53.5)%	(1.83)	(23.3)%
Non-Core Adjustments, net of tax:(1)
Goodwill impairment	4.87	—	—	4.87	NM*	—	—%
Restructuring and related costs	0.94	0.01	0.10	0.93	NM*	(0.09)	(90.0)%
Acquisition costs	0.01	—	0.17	0.01	NM*	(0.17)	(100.0)%
Rights to receive cash issued in connection with the acquisition of ecoATM	0.17	0.53	0.25	(0.36)	(67.9)%	0.28	112.0%
Loss from equity method investments	0.03	0.85	1.04	(0.82)	(96.5)%	(0.19)	(18.3)%
Gain on purchase of Gazelle	(0.05)	—	—	(0.05)	NM*	—	—%
Sigue indemnification reserve releases	—	—	(0.05)	—	—%	0.05	(100.0)%
Gain on previously held equity interest on ecoATM	—	—	(2.33)	—	—%	2.33	(100.0)%
Tax benefits from net operating loss adjustment and worthless stock deduction	—	(0.15)	(0.59)	0.15	(100.0)%	0.44	(74.6)%
Core diluted EPS from continuing operations	$8.77	$7.26	$6.44	$1.51	20.8%	$0.82	12.7%

*	Not Meaningful
(1)    Non-Core Adjustments are presented after-tax using the applicable effective tax rate for the respective periods.
A reconciliation of amounts used in calculating core diluted EPS from continuing operations in the table above is presented in the following table:

	Year Ended December 31,
In thousands	2015	2014	2013
Income from continuing operations attributable to common shares	$48,117	$120,748	$217,215
Add: income from continuing operations allocated to participating securities	1,329	3,929	5,473
Income from continuing operations	$49,446	$124,677	$222,688

Weighted average diluted common shares	17,487	20,503	28,169
Add: diluted common equivalent shares of participating securities	155	196	212
Weighted average diluted shares (treasury stock method)	17,642	20,699	28,381

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

	Years ended December 31,			2015 vs. 2014		2014 vs. 2013
Dollars in thousands	2015	2014	2013	$	%	$	%
Net cash provided by operating activities	$326,085	$338,351	$327,834	$(12,266)	(3.6)%	$10,517	3.2%
Purchase of property and equipment	(77,591)	(97,924)	(161,412)	20,333	(20.8)%	63,488	(39.3)%
Free cash flow	$248,494	$240,427	$166,422	$8,067	3.4%	$74,005	44.5%
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
A reconciliation of net debt to total outstanding debt including capital leases, the most comparable GAAP financial measure, is presented in the following table:

	December 31,		Change
Dollars in thousands	2015	2014	$	%
Senior unsecured notes(1)	$608,908	$650,000	$(41,092)	(6.3)%
Term loans(1)	136,875	146,250	(9,375)	(6.4)%
Revolving line of credit	140,500	160,000	(19,500)	(12.2)%
Capital leases	5,889	15,391	(9,502)	(61.7)%
Total principal value of outstanding debt including capital leases	892,172	971,641	(79,469)	(8.2)%
Less domestic cash and cash equivalents held in financial institutions	(46,192)	(66,546)	20,354	(30.6)%
Net debt	845,980	905,095	(59,115)	(6.5)%
LTM Core adjusted EBITDA from continuing operations	$485,285	$496,820	$(11,535)	(2.3)%
Net leverage ratio	1.74	1.82

(1)	See debt section of Liquidity and Capital Resources below and Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements for detail of associated debt discount.

Liquidity and Capital Resources
We believe our existing cash, cash equivalents and amounts available to us under our Credit Facility will be sufficient to fund our cash requirements and capital expenditure needs for at least the next 12 months. After that time, the extent of additional financing needed, if any, will depend on the success of our business. If we significantly increase kiosk installations beyond planned levels or if our Redbox, Coinstar or ecoATM kiosks generate lower than anticipated revenue or operating results, then our cash needs may increase. Furthermore, our future capital requirements will depend on a number of factors, including consumer use of our products and services, the timing and number of machine installations, the number of available installable kiosks, the type and scope of product and service enhancements, the cost of developing potential new product and service offerings, and enhancements, and cash required to fund potential future acquisitions, investment or capital returns to security holders such as through share or debt repurchases.
The following is an analysis of our year-to-date cash flows:
Net Cash from Operating Activities
Our net cash from operating activities decreased by $12.3 million primarily due to:

•	$62.3 million decrease in net income; partially offset by

•
$39.6 million change in net non-cash income and expense included in net income primarily due to changes in goodwill impairment, loss from equity method investments, depreciation and other, (gain) loss from early extinguishment of debt and gain on purchase of Gazelle; and

•
$10.4 million decrease in net cash outflows from changes in working capital primarily due to changes in accounts payable, prepaid expenses and other current assets, content library, other accrued liabilities, and accrued payable to retailers.

Net Cash used in Investing Activities
We used $92.3 million of net cash in our investing activities primarily due to:

•	$77.6 million for the purchases of property and equipment for kiosks and corporate infrastructure; and

•	$18.0 million for the purchase of Gazelle; partially offset by

•	$3.2 million for proceeds from the sale of property and equipment.
Net Cash used in Financing Activities
We used $256.7 million of net cash from financing activities primarily due to:

•	$159.8 million for repurchases of our common stock;

•	$34.6 million used to repurchase a portion of our 2021 Notes;

•	$28.9 million in net payments for borrowings from our Credit Facility;

•	$21.2 million for dividends paid; and

•	$11.5 million to pay capital lease obligations and other debt.
Cash and Cash Equivalents
A portion of our business involves collecting and processing large volumes of cash, most of it in the form of coins. As of December 31, 2015, our cash and cash equivalent balance was $222.5 million, of which $83.3 million was identified for settling our payable to the retailer partners in relation to our Coinstar kiosks. The remaining balance of our cash and cash equivalents was available for use to support our liquidity needs.

Debt
Debt comprises the following:

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	2019 Notes	2021 Notes	Term Loans	Revolving Line of Credit
As of December 31, 2015:
Principal	$350,000	$258,908	$136,875	$140,500	$886,283
Discount	(3,275)	(3,029)	(260)	—	(6,564)
Total	346,725	255,879	136,615	140,500	879,719
Less: current portion	—	—	(13,125)	—	(13,125)
Total long-term portion	$346,725	$255,879	$123,490	$140,500	$866,594

	Senior Notes		Credit Facility		Total Debt
Dollars in thousands	2019 Notes	2021 Notes	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	145,915	160,000	947,467
Less: current portion	—	—	(9,390)	—	(9,390)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077
2019 Notes
On March 12, 2013, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% 2019 Notes at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. As of December 31, 2015, we were in compliance with the covenants of the related indenture.
2021 Notes
On June 9, 2014, we and certain subsidiaries of ours, as subsidiary guarantors, entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% 2021 Notes at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature.
During the second quarter of 2015, we registered these notes and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) to allow holders to exchange the notes and related guarantees for the same principal amount of a new issue and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes are generally freely transferable under the Securities Act. The full principal amount of the notes was exchanged for the Exchange Notes.
On December 15, 2015, we repurchased 41,092 2021 Notes, or $41.1 million in face value of 2021 Notes, for $34.6 million in cash. The gain from early extinguishment of these 2021 Notes was approximately $5.9 million and is included in interest expense, net on our Consolidated Statements of Comprehensive Income.
As of December 31, 2015, we were in compliance with the covenants of the related indenture.
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
The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
2016	$13,125
2017	15,000
2018	18,750
2019	90,000
Total	$136,875

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
The Amended and Restated Credit Agreement contains certain loan covenants, including, among others, financial covenants providing for a maximum consolidated net leverage ratio (i.e., consolidated total debt (net of certain cash and cash equivalents held by us and our domestic subsidiaries) to consolidated EBITDA) and a minimum consolidated interest coverage ratio, and limitations on our ability with regard to the incurrence of debt, the existence of liens, capital expenditures, stock repurchases and dividends, investments, and mergers, dispositions and acquisitions. Our obligations under the Credit Facility are guaranteed by each of our direct and indirect U.S. subsidiaries (collectively, the “Guarantors”), and if any Foreign Borrower is added to the Credit Facility, the Foreign Borrower’s obligations will be guaranteed by us and each of the Guarantors. The interest rate on amounts outstanding under the Credit Facility was 2.29% and 1.92% as of December 31, 2015 and December 31, 2014, respectively and as of December 31, 2015, we were in compliance with the covenants of the Credit Facility.
Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The Convertible Notes were convertible as of December 31, 2013. In 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in Interest expense, net in our Consolidated Statements of Comprehensive Income.

Letters of Credit
As of December 31, 2015, we had five irrevocable standby letters of credit that totaled $6.5 million. These standby letters of credit, which expire at various times through November 2016, are used to collateralize certain obligations to third parties. As of December 31, 2015, no amounts were outstanding under these standby letter of credit agreements.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.
Contractual Payment Obligations

Dollars in thousands	Total	2016	2017 & 2018	2019 & 2020	2021 & Beyond
Long-term debt and other(1)	$886,283	$153,625	$33,750	$440,000	$258,908
Contractual interest on long-term debt	151,939	36,216	72,433	35,682	7,608
Capital lease obligations(2)	6,221	4,144	1,440	514	123
Operating lease obligations, net(2)(3)	61,351	18,124	23,173	12,922	7,132
Purchase obligations(2)	24,450	19,601	4,849	—	—
Asset retirement obligations	9,412	—	—	—	9,412
Content agreement obligations(2)	448,718	381,275	67,443	—	—
Retailer revenue share obligations(2)	2,365	1,711	654	—	—
Total(4)	$1,590,739	$614,696	$203,742	$489,118	$283,183

(1)	See Note 8: Debt and Other Long-Term Liabilities in our Notes to Consolidated Financial Statements.

(2)	See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(3)	Net of sublease income of $1.3 million. See Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.

(4)
Income tax liabilities for uncertain tax positions were excluded as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2015, we had $6.9 million of gross unrecognized tax benefits for uncertain tax positions.

Off-Balance Sheet Arrangements
Other than certain contractual arrangements listed above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. For additional information see Note 16: Commitments and Contingencies in our Notes to Consolidated Financial Statements.
Inflation
We believe that the impact of inflation was minimal on our business in 2015, 2014 and 2013.

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
Goodwill
Goodwill represents the excess purchase price of an acquired enterprise or assets over the estimated fair value of identifiable net assets acquired. We assess goodwill for potential impairment at the reporting unit level on an annual basis as of November 30, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. We also consider our current market capitalization as of the reporting date and for a period of time around the reporting date. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, then the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess.
During the three months ended June 30, 2015, it became evident that revenue and profitability trends in our ecoATM reporting unit were not being achieved as expected. For example collection rates, revenue and profitability on a per kiosk basis experienced declines versus prior periods and expected seasonal trends. As a result, we revised our internal expectations for future revenue growth and profitability lower than our previous estimates. This is primarily driven by certain challenges in an increasingly competitive industry which impact the per kiosk device collection, revenue and profitability expectations and the timing and installation of kiosks. Further, while these competitive challenges grew more acute during the second quarter of

2015, we also experienced the loss of a key executive at ecoATM. This led to an indication in the second quarter of 2015 that ecoATM’s fair value was more likely than not below its carrying value.
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
On November 10, 2015, we acquired certain assets and liabilities of Gazelle, which are included in our ecoATM reporting unit. The primary reasons for the business combination were to help drive our ecoATM business to profitability, provide margin and revenue uplift opportunities, and leverage a direct-to-consumer channel for collected devices. The expected increase in our estimated future cash flows from the Gazelle acquisition was used in estimating the ecoATM reporting unit fair value for our annual goodwill impairment test as of November 30, 2015.
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
Excluding the impact of Gazelle on the fair value and carrying value of the ecoATM reporting unit, there have been no significant changes in our expectations for the ecoATM reporting unit from the June 30, 2015 valuation date, when the estimated fair value of the ecoATM reporting unit equaled its carrying value, to the November 30, 2015 annual measurement date, that indicated the carrying value of the ecoATM reporting unit exceeded its fair value as of November 30, 2015.
When performing step one comparing the fair value of a reporting unit with its carrying amount, we estimate the fair value of all of our goodwill bearing reporting units using both the income and market approaches and reconcile these approaches to our enterprise market capitalization as of our annual measurement date of November 30, considering whether the control premium indicated is reasonable. We also consider our current market capitalization as of the reporting date and for a period of time around the reporting date. Our estimates of fair value for all of our reporting units can change significantly based on factors such as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit exceeded its respective carrying value in the first step of the goodwill impairment test performed as of November 30, it was not necessary to proceed to the second step and there was no additional goodwill impairment in 2015.
As a measure of sensitivity, a 10% decrease in the fair value of our Redbox, Coinstar and ecoATM reporting units as of November 30, 2015, respectively, would have had no impact on the carrying value of our goodwill.
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
On January 23, 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the Company's performance expectations. On March 31, 2015, we completed the disposal of the Redbox Canada operations. As a result, we updated certain estimates used in the preparation of the financial statements and the remaining value of certain capitalized property and equipment, consisting primarily of installation costs, was amortized over the wind-down period ending March 31, 2015. See Note 12: Discontinued Operations in our Notes to Consolidated Financial Statements.
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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. In the event of a tax position where it would not be more likely than not that a tax benefit would be sustained, no tax benefit would be recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 18: Income Taxes From Continuing Operations in our Notes to Consolidated Financial Statements.
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
Accounting Pronouncements Not Yet Effective
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent and is effective for us in our fiscal year beginning January 1, 2016. We elected to early adopt this new guidance in the fourth quarter of 2015 and have applied the changes retrospectively to all periods presented. See Note 2: Summary of Significant Accounting Policies for additional information.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as a deferred charge. In August 2015, the FASB issued

ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30). This ASU provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted. As of December 31, 2015, we had $3.8 million of deferred financing fees recorded in other long-term assets in our Consolidated Balance Sheets.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.
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
We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.

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
Based on the principal balance of our outstanding term loans of $136.9 million as of December 31, 2015, an increase or decrease of one percentage point in the interest rate over the next year would increase or decrease our annual interest expense by approximately $1.4 million, before tax benefits.
Foreign Exchange Rate Fluctuation
We are subject to the risk of foreign exchange rate fluctuation in the normal course of business as a result of our operations in the United Kingdom, Ireland, and Canada.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2015 is as follows:

2015 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$608,636	$545,369	$512,055	$527,151
Income (loss) from continuing operations before income taxes	$67,997	$(29,166)	$58,520	$25,714
Income tax expense	(25,842)	(18,185)	(20,928)	(8,664)
Income (loss) from continuing operations	42,155	(47,351)	37,592	17,050
Income (loss) from discontinued operations, net of tax	(6,556)	1,735	(256)	(32)
Net income (loss)	$35,599	$(45,616)	$37,336	$17,018
Income (loss) from continuing operations attributable to common shares - basic	$40,775	$(47,472)	$36,462	$16,602
Income (loss) from continuing operations attributable to common shares - diluted	$40,776	$(47,472)	$36,462	$16,602
Basic earnings (loss) per share from continuing operations	$2.23	$(2.66)	$2.12	$1.00
Basic earnings (loss) per share from discontinued operations	(0.36)	0.10	(0.02)	—
Basic earnings (loss) per share	$1.87	$(2.56)	$2.10	$1.00
Diluted income (loss) per share from continuing operations	$2.23	$(2.66)	$2.12	$1.00
Diluted earnings (loss) per share from discontinued operations	(0.36)	0.10	(0.02)	—
Diluted earnings (loss) per share	$1.87	$(2.56)	$2.10	$1.00
Shares used in basic per share calculations	18,269	17,848	17,220	16,552
Shares used in diluted per share calculations	18,286	17,848	17,229	16,575

2014 (In thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenue	$597,762	$546,527	$549,899	$597,398
Income from continuing operations before income taxes	$43,040	$30,138	$35,515	$82,148
Income tax expense	(15,434)	(6,305)	(13,392)	(31,033)
Income from continuing operations	27,606	23,833	22,123	51,115
Loss from discontinued operations, net of tax	(4,431)	(2,080)	(4,233)	(7,315)
Net income	$23,175	$21,753	$17,890	$43,800
Income from continuing operations attributable to common shares - basic	$26,860	$23,016	$21,384	$49,462
Income from continuing operations attributable to common shares - diluted	$26,879	$23,036	$21,392	$49,468
Basic earnings per share from continuing operations	$1.12	$1.18	$1.14	$2.69
Basic loss per share from discontinued operations	(0.18)	(0.11)	(0.23)	(0.40)
Basic earnings per share	$0.94	$1.07	$0.91	$2.29
Diluted earnings per share from continuing operations	$1.09	$1.15	$1.12	$2.68
Diluted loss per share from discontinued operations	(0.18)	(0.10)	(0.22)	(0.40)
Diluted earnings per share	$0.91	$1.05	$0.90	$2.28
Shares used in basic per share calculations	23,944	19,541	18,798	18,412
Shares used in diluted per share calculations	24,575	20,048	19,021	18,473

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited the accompanying consolidated balance sheets of Outerwall Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outerwall Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the financial statements, the Company elected to change its method of accounting for content library amortization in 2013.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Outerwall Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
(signed) KPMG LLP
Seattle, Washington
February 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Outerwall Inc.:
We have audited Outerwall Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Outerwall Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Outerwall Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Outerwall Inc. acquired Gazelle, Inc. (Gazelle) during 2015 and management excluded from its assessment of the effectiveness of Outerwall Inc.’s internal control over financial reporting as of December 31, 2015, Gazelle’s internal control over financial reporting associated with total assets of $24.0 million and total revenue of $13.3 million included in the consolidated financial statements of Outerwall Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Outerwall Inc. also excluded an evaluation of the internal control over financial reporting of Gazelle.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Outerwall Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 4, 2016 expressed an unqualified opinion on those consolidated financial statements.
(signed) KPMG LLP
Seattle, Washington
February 4, 2016

OUTERWALL INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$222,549	$242,696
Accounts receivable, net of allowances of $1,272 and $2,223	38,464	48,590
Content library	188,490	180,121
Prepaid expenses and other current assets	51,368	39,819
Total current assets	500,871	511,226
Property and equipment, net	316,013	428,468
Deferred income taxes	2,606	11,363
Goodwill and other intangible assets, net (Note 6)	540,514	623,998
Other long-term assets	6,056	8,231
Total assets	$1,366,060	$1,583,286
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$184,010	$168,633
Accrued payable to retailers	115,098	126,290
Other accrued liabilities	141,437	137,126
Current portion of long-term debt and other long-term liabilities	17,131	20,416
Total current liabilities	457,676	452,465
Long-term debt and other long-term liabilities (Note 8)	897,366	973,669
Deferred income taxes	33,092	59,774
Total liabilities	1,388,134	1,485,908
Commitments and contingencies (Note 16)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value - 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value - 60,000,000 authorized;
36,720,579 and 36,600,166 shares issued;
16,607,516 and 18,926,242 shares outstanding;	485,163	473,592
Treasury stock	(1,151,063)	(996,293)
Retained earnings	643,452	620,389
Accumulated other comprehensive income (loss)	374	(310)
Total stockholders’ equity (deficit)	(22,074)	97,378
Total liabilities and stockholders’ equity (deficit)	$1,366,060	$1,583,286

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$2,193,211	$2,291,586	$2,299,785
Expenses:
Direct operating(1)	1,493,088	1,581,311	1,556,999
Marketing	35,674	35,293	30,227
Research and development	7,198	13,047	13,082
General and administrative	190,393	190,496	215,798
Restructuring and related costs (Note 11)	27,153	557	4,495
Depreciation and other	171,390	187,824	189,401
Amortization of intangible assets	13,550	14,654	10,907
Goodwill impairment (Note 6)	85,890	—	—
Total expenses	2,024,336	2,023,182	2,020,909
Operating income	168,875	268,404	278,876
Other income (expense), net:
Income (loss) from equity method investments, net (Note 7)	(800)	(28,734)	19,928
Interest expense, net	(42,353)	(47,644)	(32,807)
Other, net	(2,657)	(1,185)	(3,599)
Total other expense, net	(45,810)	(77,563)	(16,478)
Income from continuing operations before income taxes	123,065	190,841	262,398
Income tax expense	(73,619)	(66,164)	(39,710)
Income from continuing operations	49,446	124,677	222,688
Loss from discontinued operations, net of tax (Note 12)	(5,109)	(18,059)	(47,896)
Net income	44,337	106,618	174,792
Foreign currency translation adjustment(2)	684	457	856
Comprehensive income	$45,021	$107,075	$175,648

Income from continuing operations attributable to common shares (Note 13):
Basic	$48,117	$120,748	$217,215
Diluted	$48,118	$120,806	$217,394

Basic earnings (loss) per common share (Note 13):
Continuing operations	$2.75	$5.98	$7.98
Discontinued operations	(0.29)	(0.89)	(1.76)
Basic earnings per common share	$2.46	$5.09	$6.22

Diluted earnings (loss) per common share (Note 13):
Continuing operations	$2.75	$5.89	$7.72
Discontinued operations	(0.29)	(0.88)	(1.70)
Diluted earnings per common share	$2.46	$5.01	$6.02

Weighted average common shares used in basic and diluted per share calculations (Note 13):
Basic	17,467	20,192	27,216
Diluted	17,487	20,503	28,169

Dividends declared per common share (Note 20)	$1.20	$—	$—

(1)	“Direct operating” excludes depreciation and other of $118.7 million, $125.7 million and $129.1 million for 2015, 2014 and 2013, respectively.

(2)	Foreign currency translation adjustment had no tax effect in 2015, 2014 and 2013.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury	Retained
	Shares	Amount	Stock	Earnings		Total
BALANCE, December 31, 2012	28,626,323	$504,881	$(293,149)	$338,979	$(1,623)	$549,088
Proceeds from exercise of stock options, net	411,902	12,655	—	—	—	12,655
Adjustments related to tax withholding for share-based compensation	(76,401)	(4,195)	—	—	—	(4,195)
Share-based payments expense	223,173	16,831	—	—	—	16,831
Excess tax benefit on share-based compensation expense	—	3,287	—	—	—	3,287
Repurchases of common stock	(3,306,433)	—	(195,004)	—	—	(195,004)
Repurchase and conversion of callable convertible debt, net of tax	272,336	(49,532)	11,357	—	—	(38,175)
Debt conversion feature	—	(1,446)	—	—	—	(1,446)
Net income	—	—	—	174,792	—	174,792
Foreign currency translation adjustment(1)	—	—	—	—	856	856
BALANCE, December 31, 2013	26,150,900	$482,481	$(476,796)	$513,771	$(767)	$518,689
Proceeds from exercise of stock options, net	103,260	3,735	—	—	—	3,735
Adjustments related to tax withholding for share-based compensation	(61,543)	(4,255)	—	—	—	(4,255)
Share-based payments expense	227,092	13,036	1,388	—	—	14,424
Excess tax benefit on share-based compensation expense	—	1,920	—	—	—	1,920
Repurchases of common stock	(7,925,227)	—	(545,140)	—	—	(545,140)
Repurchase and conversion of callable convertible debt, net of tax	431,760	(24,771)	24,255	—	—	(516)
Adjustment and settlement of debt conversion feature classified as temporary equity	—	1,446	—	—	—	1,446
Net income	—	—	—	106,618	—	106,618
Foreign currency translation adjustment(1)	—	—	—	—	457	457
BALANCE, December 31, 2014	18,926,242	$473,592	$(996,293)	$620,389	$(310)	$97,378
Proceeds from exercise of stock options, net	48,992	2,552	—	—	—	2,552
Adjustments related to tax withholding for share-based compensation	(60,255)	(4,013)	—	—	—	(4,013)
Share-based payments expense	206,676	12,258	5,030	—	—	17,288
Excess tax benefit on share-based compensation expense	—	774	—	—	—	774
Repurchases of common stock	(2,514,139)	—	(159,800)	—	—	(159,800)
Net income	—	—	—	44,337	—	44,337
Dividends (Note 20)	—	—	—	(21,274)	—	(21,274)
Foreign currency translation adjustment(1)	—	—	—		684	684
BALANCE, December 31, 2015	16,607,516	$485,163	$(1,151,063)	$643,452	$374	$(22,074)

(1)	Foreign currency translation adjustment had no tax effect for the years ended December 31, 2015, 2014 and 2013.

See accompanying Notes to Consolidated Financial Statements

OUTERWALL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income	$44,337	$106,618	$174,792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	177,247	195,162	193,700
Amortization of intangible assets	13,594	14,692	10,933
Share-based payments expense	17,240	13,384	16,831
Windfall excess tax benefits related to share-based payments	(739)	(1,964)	(3,698)
Deferred income taxes	(19,619)	(22,611)	(10,933)
Restructuring, impairment and related costs(2)	2,054	—	32,732
(Income) loss from equity method investments, net	800	28,734	(19,928)
Amortization of deferred financing fees and debt discount	2,761	4,116	6,394
(Gain) loss from early extinguishment of debt	(5,854)	2,018	6,013
Gain on purchase of Gazelle (Note 3)	(989)	—	—
Goodwill impairment (Note 6)	85,890	—	—
Other	(972)	(1,750)	(2,039)
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	10,011	8,671	7,978
Content library	(8,320)	19,747	(22,459)
Prepaid expenses and other current assets	(10,065)	44,282	(50,542)
Other assets	162	1,702	230
Accounts payable	17,943	(68,912)	1,491
Accrued payable to retailers	(9,968)	(6,847)	(4,088)
Other accrued liabilities	10,572	1,309	(9,573)
Net cash flows from operating activities(1)	326,085	338,351	327,834
Investing Activities:
Purchases of property and equipment	(77,591)	(97,924)	(161,412)
Proceeds from sale of property and equipment	3,225	1,977	13,344
Acquisitions, net of cash acquired	(17,980)	—	(244,036)
Receipt of note receivable principal	—	—	22,913
Cash paid for equity investments	—	(24,500)	(28,000)
Extinguishment payment received from equity investment	—	5,000	—
Net cash flows used in investing activities(1)	(92,346)	(115,447)	(397,191)
Financing Activities:
Proceeds from issuance of senior unsecured notes	—	295,500	343,769
Proceeds from new borrowing on Credit Facility	310,500	642,000	400,000
Principal payments on Credit Facility	(339,375)	(680,125)	(215,313)
Financing costs associated with Credit Facility and senior unsecured notes(3)	(9)	(2,911)	(2,203)
Settlement and conversion of convertible debt	—	(51,149)	(172,211)
Repurchase of Notes (Note 9)	(34,589)	—	—
Repurchases of common stock(4)	(159,800)	(545,091)	(195,004)
Dividends paid (Note 20)	(21,210)	—	—
Principal payments on capital lease obligations and other debt	(11,510)	(13,996)	(14,834)
Windfall excess tax benefits related to share-based payments	739	1,964	3,698
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,461)	(520)	8,460
Net cash flows from (used in) financing activities(1)	$(256,715)	$(354,328)	$156,362

	Year Ended December 31,
	2015	2014	2013
Effect of exchange rate changes on cash	$2,829	$2,683	$1,538
Increase (decrease) in cash and cash equivalents	(20,147)	(128,741)	88,543
Cash and cash equivalents:
Beginning of period	242,696	371,437	282,894
End of period	$222,549	$242,696	$371,437

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$45,502	$41,614	$20,699
Cash paid during the period for income taxes, net	$100,544	$36,777	$55,989
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment financed by capital lease obligations	$2,397	$8,198	$7,408
Purchases of property and equipment included in ending accounts payable	$2,577	$8,255	$6,656
Non-cash gain included in equity investments	$—	$—	$68,376
Common stock issued on conversion of callable convertible debt, net of tax	$—	$24,255	$14,292
Non-cash debt issue costs(3)	$—	$4,500	$6,231

(1)
During 2015 we discontinued our Redbox operations in Canada. 2014 also includes the wind-down process of certain new ventures that were discontinued during 2013. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

(2)
The non-cash restructuring, impairment and related costs in 2015 of $2.1 million is composed of $7.4 million in impairments of lease related assets partially offset by a $5.3 million benefit resulting from the lease termination. The 2013 non-cash charge represents asset impairments of $32.7 million related to our four ventures previously included in our former New Ventures segment, Orango, Rubi, Crisp Market, and Star Studio, which were discontinued during 2013.

(3)
Total financing costs associated with the Credit Facility and senior unsecured notes issued in 2014 were $8.2 million composed of non-cash debt issue costs of $4.5 million recorded as debt discount associated with our issuance of $300.0 million senior unsecured notes due 2021, $1.5 million in deferred financing fees associated with the senior unsecured notes, and $2.2 million in deferred financing fees associated with the refinancing of our Credit Facility. The cash payments for financing costs associated with the Credit Facility and senior unsecured notes in 2014 were $2.9 million.

(4)
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

See accompanying Notes to Consolidated Financial Statements

INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OUTERWALL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2015, 2014, 2013
Note 1: Organization and Business
Description of Business
We are a leading provider of automated retail solutions offering convenient products and services that benefit consumers and drive incremental retail traffic and revenue for retailers. During 2015:

•
We made the decision to discontinue operating SAMPLEit in the fourth quarter of 2015. As SAMPLEit does not represent a major component of our operations or financial results, the results of SAMPLEit do not qualify to be reported as a discontinued operation and remain in our All Other reporting category. See Note 14: Business Segments and Enterprise-Wide Information for additional information.

•
To align with a change in how our chief operating decision maker evaluates business performance, we added ecoATM, our electronic device recycling business, as a separate reportable segment in the first quarter of 2015. Previously, the results of ecoATM along with those of other self-service concepts were included in our former New Ventures segment. The combined results of the other self-service concepts are included in our All Other reporting category as they do not meet quantitative thresholds to be reported as a separate segment. See Note 14: Business Segments and Enterprise-Wide Information for additional information.

•
We discontinued our Redbox operations in Canada ("Redbox Canada") as the business was not meeting our performance expectations. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income. See Note 12: Discontinued Operations for additional information.

•
We acquired certain assets and liabilities of Gazelle, Inc. ("Gazelle") in the fourth quarter of 2015. Results of operations for Gazelle from the acquisition date, November 10, 2015, are included in our ecoATM segment. See Note 3: Business Combinations and Note 14: Business Segments and Enterprise-Wide Information for additional information.

Our core offerings in automated retail include our Redbox, Coinstar and ecoATM segments. Our Redbox segment consists of self-service kiosks where consumers can rent or purchase movies and video games. Our Coinstar segment consists of self-service coin-counting kiosks where consumers can convert their coins to cash or stored value products. We also offer self-service kiosks that exchange gift cards for cash under our Coinstar™ Exchange brand. Our ecoATM segment consists of self-service kiosks and an online solution where consumers can sell certain electronic devices for cash and generates revenue through the sale of devices collected to third party resellers, through online marketplaces and through the Gazelle direct-to-consumer storefront.
In addition to our three reportable segments, we may also conduct business activities through other self-service concepts, where we identify, evaluate, build or acquire and develop new self-service retail concepts and regularly assess these concepts to determine whether continued funding or other alternatives are appropriate.
On July 23, 2013 we acquired the remaining 77.0% equity interest in our ecoATM business. We paid $262.9 million in cash and the primary assets received included property and equipment of $23.2 million, identified intangible assets of $41.4 million and goodwill of $264.2 million, which is not deductible for tax purposes. The primary reason for the business combination was to expand Outerwall’s presence in automated retail and gain exposure to the growing demand for refurbished products and mobile devices. Since the acquisition date, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our ecoATM segment. See Note 14: Business Segments and Enterprise-Wide Information for more information.

Our kiosks are located primarily in supermarkets, drug stores, mass merchants, convenience stores, financial institutions, malls and restaurants. Our kiosk and location counts as of December 31, 2015, are as follows:

	Kiosks	Locations
Redbox	40,480	33,060
Coinstar	20,930	19,660
ecoATM	2,250	2,020
All Other(1)	120	120
Total	63,780	54,860

(1)	As part of our decision to discontinue operating SAMPLEit in the fourth quarter of 2015, all SAMPLEit kiosks were removed from their locations during January 2016.
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
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents were $222.5 million and $242.7 million at December 31, 2015, and December 31, 2014, respectively. Of this total, cash equivalents were $2.7 million and $0.9 million, respectively, and consisted of money market demand accounts and investment grade fixed income securities such as money market funds, certificate of deposits, and commercial paper. Our cash balances with financial institutions may exceed the deposit insurance limits.
Included in our cash and cash equivalents at December 31, 2015, and December 31, 2014, were $83.3 million and $81.7 million, respectively that we identified for settling our accrued payable to our retailer partners in relation to our Coinstar kiosks.
Separately included in our cash and cash equivalents at December 31, 2015, and December 31, 2014, were $46.2 million and $66.5 million, respectively in cash and cash equivalents held in financial institutions domestically and $9.0 million and $11.6 million, respectively in cash and cash equivalents held in foreign financial institutions.

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
In the second quarter of 2013, we completed a review of our content library amortization methodology and updated the methodology in order to add greater precision to product cost amortization. The previous method recognized accelerated amortization of content library costs at a rate faster than the decline in the content library's value due to the recognition of charges in addition to the normal rental curve amortization whenever individual discs were removed from kiosks, a process we define as "thinning". The Company's most recent analysis has shown that its amortization curves can reasonably capture the effect of thinning and therefore eliminates the need for additional charges at the time of thinning and provides a better correlation of costs to revenue. The modified approach to amortizing the cost of the content library is based on updated rental curves, which incorporate thinning estimates, and provides a more systematic method for recognizing the costs of movie and game titles that better aligns the recognition of costs with the related revenue.
The Company believes that the change in its content library amortization methodology, made on a prospective basis, is a change in accounting estimate that is affected by a change in accounting principle. The Company believes that the modified content library amortization methodology is preferable because it better reflects the pattern of consumption of the expected benefits of the content library. A copy of our auditor's preferability letter is filed as an exhibit to our 10-Q for the period ended June 30, 2013.
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
On January 23, 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the Company's performance expectations. On March 31, 2015, we completed the disposal of the Redbox Canada operations. As a result, we updated certain estimates used in the preparation of the financial statements and the remaining value of certain capitalized property and equipment, consisting primarily of installation costs, was amortized over the wind-down period ending March 31, 2015. See Note 12: Discontinued Operations for additional information.

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
We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate or effective settlement with a taxing authority that has full knowledge of all relevant information. In the event of a tax position where it would not be more likely than not that a tax benefit would be sustained, no tax benefit would be recognized in the financial statements. When applicable, associated interest and penalties have been recognized as a component of income tax expense. See Note 18: Income Taxes From Continuing Operations for additional information.
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
Revenue Recognition
We recognize revenue when persuasive evidence of a sale arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured as follows:

•
Redbox - Revenue from movie and video game rentals is recognized ratably over the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies or video games is recognized at the time of sale. On rental transactions for which the related movie or video game has not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. In the fourth quarter of 2014, Redbox launched Redbox Play Pass, a new loyalty program, where customers can earn points redeemable for movie rentals. As customers accumulate points, we defer the estimated fair value of the points earned as deferred revenue (included within other current accrued liabilities). We deferred $2.5 million and $1.5 million as of December 31, 2015 and December 31, 2014, respectively.

•
Coinstar - Revenue from a coin transaction, which is collected from either consumers or card issuers (in stored value product transactions), is recognized at the time the consumers’ coins are collected by our coin-counting kiosks. Our revenue represents the fee charged for coin transactions.

•	ecoATM - Revenue is recognized upon the sale and shipment of devices collected to third parties and consumers.

•	All Other - Revenue was recognized in our discontinued SAMPLEit concept when the service transaction was completed.

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
Advertising
Advertising costs, which are included as a component of marketing expenses, are expensed as incurred and totaled $15.2 million, $11.8 million and $11.7 million in 2015, 2014 and 2013, respectively.
Research and Development
Costs incurred for research and development activities are expensed as incurred.
Foreign Currency Translation
The functional currencies of our international subsidiaries are the British pound Sterling for our subsidiary Coinstar Limited in the United Kingdom, Canadian dollar for Coinstar International and Redbox Canada GP, and the Euro for our Coinstar Ireland Limited subsidiary. We translate assets and liabilities related to these operations to U.S. dollars at the exchange rate in effect at the date of the Consolidated Balance Sheets; we convert revenues and expenses into U.S. dollars using average exchange rates. Transaction gains and losses including on foreign currency intercompany transactions not deemed to be of a long term investment nature are included in Other income (expense), net on our Consolidated Statements of Comprehensive Income, except for those associated with discontinued operations which are included in Loss from discontinued operations, net of tax on our Consolidated Statements of Comprehensive Income. Translation gains and losses, including gains and losses on foreign currency intercompany transactions deemed to be of a long term investment nature, are reported as Accumulated other comprehensive loss in our Consolidated Balance Sheets.
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

Fair Value of Financial Instruments
The carrying amounts for cash equivalents approximate fair value, which is the amount for which the instrument could be exchanged in a current transaction between willing parties. Available-for-sale securities are marked to fair value on a quarterly basis. The fair value of our revolving line of credit approximates its carrying amount. For additional information see Note 15: Fair Value.
Reclassifications
To be consistent with our 2015 reporting, the following have been retrospectively reported in our Consolidated Statements of Comprehensive Income for all periods presented with no effect on net income, cash flows or stockholder's equity:

•	Results of our Redbox Canada operations which were discontinued during the first quarter of 2015. See Note 12: Discontinued Operations for additional information;

•	Restructuring and related costs. See Note 11: Restructuring for additional information; and

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

	As Reported Under the Treasury Stock Method		Amount Allocated to Participating Securities		As Revised Under the Two-Class Method
In thousands, except per share data	2014	2013	2014	2013	2014	2013
Income from continuing operations used in basic per share calculation	$124,677	$222,688	$(3,929)	$(5,473)	$120,748	$217,215
Income from continuing operations used in diluted per share calculation	$124,677	$222,688	$(3,871)	$(5,294)	$120,806	$217,394
Weighted average shares used in basic per share calculation	20,192	27,216	—	—	20,192	27,216
Weighted average shares used in diluted per share calculation	20,699	28,381	(196)	(212)	20,503	28,169
Basic earnings per common share from continuing operations	$6.17	$8.18	$(0.19)	$(0.20)	$5.98	$7.98
Diluted earnings per common share from continuing operations	$6.02	$7.85	$(0.13)	$(0.13)	$5.89	$7.72
See Note 13: Earnings Per Share for additional information.
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
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent and is effective for us in our fiscal year beginning January 1, 2016. We elected to early adopt this new guidance in the fourth quarter of 2015 and have applied the changes retrospectively. The changes to our 2014 Consolidated Balance Sheet as a result of adopting the new guidance are as follow:

In thousands, except per share data	As Reported	Reclassifications	As Revised
Assets:
Prepaid expenses and other current assets	$39,837	$(18)	$39,819
Deferred income taxes - long term	$11,378	$(15)	$11,363
Liabilities:
Deferred income taxes - current	$21,432	$(21,432)	$—
Deferred income taxes - long term	$38,375	$21,399	$59,774
Accounting Pronouncements Not Yet Adopted
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, instead of as a deferred charge. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30). This ASU provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted. As of December 31, 2015, we had $3.8 million of deferred financing fees recorded in other long-term assets in our Consolidated Balance Sheets.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.
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
We do not expect this standard to have a material impact to our consolidated financial statements and related disclosures, which is effective for us in our fiscal year beginning January 1, 2016. Early adoption is permitted.

Note 3: Business Combinations
Acquisition of Gazelle, Inc.,
On October 29, 2015, Outerwall Inc. entered into an asset purchase agreement (the “Agreement”) with Gazelle, Inc., a Delaware corporation ("Gazelle") that provides consumers an on-line solution for the sale and purchase of used mobile phones, computers and tablets. This taxable transaction closed on November 10, 2015. The primary reasons for the business combination were to help drive our ecoATM business to profitability, provide margin and revenue uplift opportunities, and leverage a direct-to-consumer channel for collected devices.
We accounted for the purchase of Gazelle as a business combination. Costs related to this acquisition of approximately $0.3 million were expensed during the fourth quarter of 2015 and are included within general and administrative expenses in our Consolidated Statements of Comprehensive Income.
The following table shows the consideration transferred and the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and the resultant purchase price allocation.

Dollars in thousands	November 10, 2015
Total consideration transferred	$17,980

Assets acquired:
Accounts receivable	$67
Prepaid expenses and other current assets	3,963
Property and equipment	252
Intangible assets	16,000
Total assets acquired	20,282
Liabilities assumed:
Deferred revenue	(750)
Deferred tax liabilities	(563)
Total liabilities assumed	(1,313)
Total net assets acquired	$18,969
Bargain purchase gain	$989
The assets acquired and liabilities assumed, as well as the results of operations from the date of the acquisition, are included within our ecoATM segment. The purchase priced allocation resulted in the recognition of a gain on bargain purchase of approximately $1.0 million, which was included within other, net in our Consolidated Statements of Comprehensive Income. The gain on bargain purchase is primarily the result of acquiring certain assets of Gazelle, including the Gazelle trade name, in a transaction under which the previous investors were motivated to sell due to short-term liquidity concerns.
Acquired identifiable intangible assets and their estimated useful life in years are as follows:

Dollars in thousands	Purchase Price	Estimated Useful Life in Years
Trade name	$14,000	10
Developed technology	$2,000	3
The following table shows the revenue and operating loss included in our Consolidated Statements of Comprehensive Income resulting from the acquisition of Gazelle since the closing date, including the amortization for acquired intangibles which are included in our ecoATM segment:

Year Ended
Dollars in thousands	December 31, 2015
Revenue	$13,269
Operating loss	$948

Pro forma information
The following unaudited pro forma information represents the results of operations for Outerwall Inc. and includes the Gazelle business acquired as if the acquisition was consummated as of January 1, 2014.

	Years Ended December 31,
	(Unaudited)
Dollars in thousands	2015	2014
Pro-forma revenue	$2,264,467	$2,378,508
Pro-forma income from continuing operations	$38,524	$114,641
The unaudited pro forma results have been adjusted with respect to certain aspects of our acquisition of Gazelle to reflect:

•	changes in assets to record their acquisition date fair values and the resulting changes in amortization;

•	adjustments for the bargain purchase gain and costs related to the acquisition; and

•	the income tax impact of the pro forma adjustments at a combined federal and state statutory rate of 37.5%.
The unaudited pro forma results do not reflect future events that may occur after the acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
Note 4: Prepaid Expenses and Other Current Assets and Other Accrued Liabilities
Prepaid expenses and other current assets

	December 31,
Dollars in thousands	2015	2014
Spare parts	$9,780	$13,643
Licenses	6,394	5,881
Electronic devices inventory	7,846	5,259
Income taxes receivable	9,517	95
Prepaid rent	1,043	1,446
DVD cases and labels	1,371	1,330
Other	15,417	12,165
Total prepaid and other current assets	$51,368	$39,819
Other accrued liabilities

	December 31,
Dollars in thousands	2015	2014
Payroll related expenses	$40,676	$33,343
Studio revenue share and other content related expenses	28,964	23,226
Business taxes	16,080	21,629
Insurance	13,594	9,615
Deferred revenue	11,201	6,995
Income taxes payable	16	9,463
Accrued interest expense	6,913	6,974
Accrued early lease termination and sublease expenses	4,991	—
Service contract provider expenses	4,070	4,191
Deferred rent expense	1,728	6,162
Other	13,204	15,528
Total other accrued liabilities	$141,437	$137,126

Note 5: Property and Equipment

	December 31,
Dollars in thousands	2015	2014
Kiosks and components	$1,163,210	$1,165,925
Computers, servers, and software	193,507	200,915
Leasehold improvements	22,663	29,625
Office furniture and equipment	7,047	9,218
Vehicles	5,118	6,234
Property and equipment, at cost	1,391,545	1,411,917
Accumulated depreciation and amortization	(1,075,532)	(983,449)
Property and equipment, net	$316,013	$428,468
During 2015 we recognized:

•	$5.0 million of accelerated depreciation as a result of our decision to discontinue operating SAMPLEit. See Note 14: Business Segments and Enterprise-Wide Information for additional information; and

•	$7.4 million of impairment charges in connection with our early lease termination. See Note 11: Restructuring for additional information.
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

As a result of the impairment recorded, the estimated fair value of the ecoATM reporting unit equaled its carrying value as of June 30, 2015.
Gross amount of goodwill and accumulated impairment charges that we have recorded are as follows:

Dollars in thousands
Goodwill	$559,307
Accumulated impairment losses	(85,890)
Net goodwill at December 31, 2015	$473,417
Goodwill by Segment
A reconciliation of the beginning and ending carrying amounts of goodwill by segment is as follows:

Dollars in thousands	December 31, 2014	Goodwill Impairment	December 31, 2015
Redbox	$138,743	$—	$138,743
Coinstar	156,351	—	156,351
ecoATM	264,213	(85,890)	178,323
Total goodwill	$559,307	$(85,890)	$473,417
We elected to by-pass the qualitative assessment and performed the annual goodwill impairment test based on a quantitative analysis as of November 30, 2015. We estimated the fair value of our goodwill bearing reporting units using both the income and market approaches and reconciled these approaches to our enterprise market capitalization as of November 30, considering a reasonable control premium. Our estimates of fair value can change significantly based on factors such as revenue growth rates, profit margins, discount rates, market conditions, market prices, and changes in business strategies. As the estimated fair value of each reporting unit exceeded its respective carrying value in the first step of the goodwill impairment test it was not necessary to proceed to the second step and there was no additional goodwill impairment in 2015. Subsequent to our testing date of November 30, we also considered the change in our market capitalization between the measurement date and December 31, 2015 and subsequent to our fiscal year end. Considering factors such as the average price of our stock during 2015, in conjunction with the other methodologies and factors noted above, we determined that the decrease in our market capitalization did not change our conclusions made as of the measurement date.
The acquired assets and liabilities of Gazelle (See Note 3: Business Combinations for further information), are included in the carrying value of our ecoATM reporting unit. The estimate of ecoATM's fair value as of November 30, 2015, included the expected increase in our estimated future cash flows from the Gazelle acquisition. The expected future cash flows of our ecoATM reporting unit include key assumptions with inherent uncertainty which may change in future periods and may have a negative effect on the fair value resulting in potential future impairments, the most significant of which is our estimate of future cash flows predicated on estimated growth in kiosks, revenue and profitability measures. Additionally, fair value may be negatively impacted by changes in our strategy related to the ecoATM reporting unit and factors outside of our control such as increased competition from companies whose primary business consists of the purchase of used electronics and with companies in other businesses who also have buyback programs.
Excluding the impact of Gazelle on the fair value and carrying value of the ecoATM reporting unit, there have been no significant changes in our expectations for the ecoATM reporting unit from the June 30, 2015 valuation date, when the estimated fair value of the ecoATM reporting unit equaled its carrying value, to the November 30, 2015 annual measurement date, that indicated the carrying value of the ecoATM reporting unit exceeded its fair value as of November 30, 2015.

Other Intangible Assets
The gross amount of our other intangible assets and the related accumulated amortization were as follows:

Dollars in thousands	Amortization	December 31,
	Period	2015	2014
Retailer relationships	5 - 10 years	$53,295	$53,295
Accumulated amortization		(27,212)	(23,200)
Retailer relationships, net		26,083	30,095
Developed technology	3 - 5 years	36,000	34,000
Accumulated amortization		(16,544)	(9,633)
Developed technology, net		19,456	24,367
Trade names	5 - 10 years	20,000	6,000
Accumulated amortization		(3,133)	(1,700)
Trade names, net		16,867	4,300
Other	1 - 40 years	10,800	10,800
Accumulated amortization		(6,109)	(4,871)
Other, net		4,691	5,929
Total intangible assets, net		$67,097	$64,691
Amortization expense was as follows:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Retailer relationships	$4,012	$5,432	$6,250
Developed technology	6,911	6,800	2,833
Trade names	1,433	1,200	500
Other	1,238	1,260	1,350
Total amortization of intangible assets	$13,594	$14,692	$10,933
Less: amortization included in discontinued operations	(44)	(38)	(26)
Total amortization of intangible assets from continuing operations	$13,550	$14,654	$10,907
Assuming no future impairment, the expected future amortization as of December 31, 2015, is as follows:

Dollars in thousands	Retailer Relationships	Developed Technology	Trade Names	Other	Total
2016	$4,012	$7,467	$2,600	$1,081	$15,160
2017	4,012	7,467	2,600	1,081	15,160
2018	4,012	4,522	2,100	964	11,598
2019	4,012	—	1,400	801	6,213
2020	4,012	—	1,400	407	5,819
Thereafter	6,023	—	6,767	357	13,147
Total expected amortization	$26,083	$19,456	$16,867	$4,691	$67,097

Note 7: Equity Method Investments
Redbox Instant™ by Verizon
In February 2012, Redbox and Verizon Ventures IV LLC (“Verizon”), a wholly owned subsidiary of Verizon Communications Inc., entered into a Limited Liability Company Agreement (the “LLC Agreement”) and related arrangements. The LLC Agreement governed the relationship of the parties with respect to a joint venture, Redbox Instant by Verizon (the “Joint Venture”). Redbox initially acquired a 35.0% ownership interest in the Joint Venture and made an initial capital contribution of $14.0 million in cash in February 2012 subsequent to the formation of the Joint Venture. The following table summarizes Redbox's initial cash capital contribution and subsequent cash capital contributions representing its pro-rata share of requests made by the Joint Venture board of managers:

Dollars in thousands	Cash Contributions
2012	$24,500
2013	28,000
2014	24,500
Total cash capital contributions	$77,000
On October 19, 2014, the Company and Verizon entered into an agreement whereby we would withdraw from the Joint Venture effective October 20, 2014. Pursuant to the agreement, all of Redbox’s rights under the Joint Venture’s operating agreement were extinguished for a total payment of $16.8 million made to Redbox and no further capital contributions were required. The $16.8 million payment received was composed of an $11.8 million expense reimbursement payment to satisfy all outstanding amounts due and additional expenses incurred by Redbox inclusive of transition services performed for the Joint Venture to Redbox and a $5.0 million extinguishment payment which is included within Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income.
Other Equity Method Investments
We include our equity method investments within other long-term assets on our Consolidated Balance Sheets. As of December 31, 2015, our $0.7 million investment in Pursuant Health, Inc., formerly known as SoloHealth, Inc., representing approximately 10% ownership, was our only equity method investment.
Since we acquired ecoATM on July 23, 2013, the results of ecoATM operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our ecoATM segment. See Note 14: Business Segments and Enterprise-Wide Information for more information.
Income (Loss) from Equity Method Investments and Summarized Financial Information
Income (loss) from equity method investments within our Consolidated Statements of Comprehensive Income is composed of the following:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Gain on previously held equity interest on ecoATM	$—	$—	$68,376
Proportionate share of net loss of equity method investees:
Joint Venture	—	(25,793)	(42,660)
Pursuant Health and ecoATM	(800)	(530)	(3,313)
Total proportionate share of net loss of equity method investees	(800)	(26,323)	(45,973)
Amortization of difference in carrying amount and underlying equity in Joint Venture	—	(2,411)	(2,475)
Total income (loss) from equity method investments	$(800)	$(28,734)	$19,928

A summary of financial information for our equity method investees in the aggregate, as provided to us by the investees, is as follows:

Balance Sheets(1)	December 31,
Dollars in thousands	2015	2014
Current assets	$3,457	$3,408
Noncurrent assets	$13,394	$20,376
Current liabilities	$5,888	$7,321
Long-term liabilities	$22,811	$18,754

(1)	Represents Pursuant Health, Inc. only.

Statement of Operations	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Revenue	$7,389	$29,963	$15,824
Cost of sales and service	$10,129	$68,732	$25,092
Net loss from continuing operations	$6,107	$140,919	$134,911
Note 8: Debt and Other Long-Term Liabilities

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	2019 Notes	2021 Notes	Term Loans	Revolving Line of Credit
As of December 31, 2015:
Principal	$350,000	$258,908	$136,875	$140,500	$886,283
Discount	(3,275)	(3,029)	(260)	—	(6,564)
Total	346,725	255,879	136,615	140,500	879,719	$5,889	$9,412	$19,477	$914,497
Less: current portion	—	—	(13,125)	—	(13,125)	(4,006)	—	—	(17,131)
Total long-term portion	$346,725	$255,879	$123,490	$140,500	$866,594	$1,883	$9,412	$19,477	$897,366

Unamortized deferred financing fees(1)	$495	$1,054	$—	$2,300	$3,849				$3,849

	Debt					Other Liabilities			Total
	Senior Notes		Credit Facility		Total Debt	Capital Lease Obligations	Asset retirement obligations	Other long-term liabilities
Dollars in thousands	2019 Notes	2021 Notes	Term Loans	Revolving Line of Credit
As of December 31, 2014:
Principal	$350,000	$300,000	$146,250	$160,000	$956,250
Discount	(4,296)	(4,152)	(335)	—	(8,783)
Total	345,704	295,848	145,915	160,000	947,467	$15,391	$13,576	$17,651	$994,085
Less: current portion	—	—	(9,390)	—	(9,390)	(11,026)	—	—	(20,416)
Total long-term portion	$345,704	$295,848	$136,525	$160,000	$938,077	$4,365	$13,576	$17,651	$973,669

Unamortized deferred financing fees(1)	$649	$1,372	$—	$2,965	$4,986				$4,986

(1)	Deferred financing fees are recorded in other long-term assets in our Consolidated Balance Sheets and are amortized on a straight line basis over the life of the related loan.

Interest Expense

Dollars in thousands	Year Ended December 31,
	2015	2014	2013
Cash interest expense	$45,507	$41,562	$25,289
Non-cash interest expense:
Amortization of debt discount	1,731	2,606	4,674
Amortization of deferred financing fees	1,030	1,510	1,720
Other	—	—	(550)
Total non-cash interest expense	2,761	4,116	5,844
Total cash and non-cash interest expense	48,268	45,678	31,133
(Gain) loss from early extinguishment of debt	(5,854)	2,018	6,013
Total interest expense	$42,414	$47,696	$37,146
2019 Notes
On March 12, 2013, we entered into an indenture pursuant to which we issued $350.0 million principal amount of 6.000% Senior Notes due 2019 (the “2019 Notes”) at par for proceeds, net of expenses, of $343.8 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the 2019 Notes. As of December 31, 2015, we were in compliance with the covenants of the related indenture.
2021 Notes
On June 9, 2014, we entered into an indenture pursuant to which we issued $300.0 million principal amount of 5.875% Senior Notes due 2021 (the "2021 Notes") at par for proceeds, net of expenses, of $294.0 million. The expenses were allocated between debt discount and deferred financing fees based on their nature. Each of our direct and indirect U.S. subsidiaries guarantees the 2021 Notes.
During the second quarter of 2015, we registered the 2021 Notes and related guarantees under the Securities Act of 1933, as amended (the “Securities Act”) to allow holders to exchange the notes and related guarantees for the same principal amount of a new issue and related guarantees (collectively, the “Exchange Notes”) with substantially identical terms, except that the Exchange Notes are generally freely transferable under the Securities Act. The full principal amount of the 2021 Notes was exchanged for the Exchange Notes.
On December 15, 2015, we repurchased 41,092 Notes, or $41.1 million in face value of Notes, for $34.6 million in cash. The gain from early extinguishment of these Notes was approximately $5.9 million and is included in Interest expense, net on our Consolidated Statements of Comprehensive Income.
As of December 31, 2015, we were in compliance with the covenants of the related indenture.
Revolving Line of Credit and Term Loan
On June 24, 2014, we entered into the Third Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) providing for a senior secured credit facility (the "Credit Facility"). The Amended and Restated Credit Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement dated as of November 20, 2007 and amended and restated as of April 29, 2009 and as of July 15, 2011 and all amendments and restatements thereto. The credit facility provided under the previous credit agreement was replaced by the Credit Facility. As a result of this refinancing activity, we recorded a loss on the extinguishment of the previous credit agreement of $1.7 million in 2014 for certain previously capitalized and unamortized debt issuance costs. The loss on extinguishment is recorded within Interest expense, net in our Consolidated Statements of Comprehensive Income.
The Credit Facility consists of (a) a $150.0 million amortizing term loan (the “Term Loan”) and (b) a $600.0 million revolving line of credit (the “Revolving Line”), which includes (i) a $75.0 million sublimit for the issuance of letters of credit, (ii) a $50.0 million sublimit for swingline loans and (iii) a $75.0 million sublimit for loans in certain foreign currencies available to us and certain wholly owned Company foreign subsidiaries (the “Foreign Borrowers”). We may, subject to applicable conditions and subject to obtaining commitments from lenders, request an increase in the Revolving Line of up to $200.0 million in aggregate (the “Accordion”). The interest rate on amounts outstanding under the Credit Facility was 2.29% and 1.92% as of December 31, 2015 and December 31, 2014, respectively.
As of December 31, 2015, we were in compliance with the covenants of the Credit Facility.

The Amended and Restated Credit Agreement requires principal amortization payments under the Term Loan as follows:

Dollars in thousands	Repayment Amount
2016	$13,125
2017	15,000
2018	18,750
2019	90,000
Total	$136,875

Convertible Debt
On September 2, 2014, our 4.0% Convertible Senior Notes (the “Convertible Notes”) matured. The Convertible Notes were convertible as of December 31, 2013. In 2014, we retired or settled upon maturity, a combined 51,148 Convertible Notes for total consideration of $51.1 million in cash and the issuance of 431,760 shares of common stock. The amount by which total consideration exceeded the fair value of the Convertible Notes has been recorded as a reduction of stockholders’ equity. The loss from early extinguishment of the Convertible Notes was approximately $0.3 million and is recorded in Interest expense, net in our Consolidated Statements of Comprehensive Income.
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
Other Long-Term Liabilities
Included in other long-term liabilities were primarily tenant improvements related to our office building renovation in Oakbrook Terrace, Illinois; Bellevue, Washington; and San Diego, California as well as the related unrecognized tax benefits as follows:

Dollars in thousands	December 31,
	2015	2014
Tenant improvement and deferred rent and other	$12,592	$13,012
Unrecognized tax benefit	6,885	4,639
Total other long-term liabilities	$19,477	$17,651
Note 9: Repurchases of Common Stock
Board Authorization
On February 3, 2015, our Board of Directors approved an additional stock repurchase program of up to $250.0 million of our common stock plus the cash proceeds received from the exercise of stock options by our executives, non-employee directors and employees.

Repurchases
Repurchased shares become a part of treasury stock. The shares tendered for tax withholding on vesting of restricted stock awards do not impact the repurchase program approved by our Board. The following tables present a summary of our 2015 authorized stock repurchase balance and repurchases made during the past three years:

Dollars in thousands	Board Authorization
Authorized repurchase - as of January 1, 2015	$163,655
Additional board authorization	250,000
Proceeds from the exercise of stock options	2,552
Repurchase of common stock from open market	(159,800)
Authorized repurchase - as of December 31, 2015	$256,407

Repurchases made in the year ended December 31,	Number of Shares Repurchased	Average Price per Share (in dollars)	Total Purchase Price (in thousands)
2015	2,514,139	$63.56	$159,800
2014
Tender offer(1)	5,291,701	$70.07	370,789
Open market	2,633,526	$64.77	170,582
Total 2014	7,925,227	$68.31	541,371
2013	3,306,433	$58.98	195,004
Total	13,745,799	$65.20	$896,175

(1)
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
The following is the summary of grant information:

Shares in thousands	December 31, 2015
Unissued common stock reserved for issuance under all plans	1,034
Shares available for future grants	979
Certain information regarding our share-based payments is as follows:

	Year Ended December 31,
Dollars in thousands except per share data	2015	2014	2013
Share-based payments expense:
Share-based compensation - stock options	$293	$803	$1,566
Share-based compensation - restricted stock	12,102	11,214	10,504
Share-based payments for content arrangements	4,982	1,367	4,761
Total share-based payments expense	$17,377	$13,384	$16,831
Tax benefit on share-based payments expense	$6,736	$5,134	$6,392
Per share weighted average grant date fair value of stock options granted	$—	$—	$53.90
Per share weighted average grant date fair value of restricted stock granted	$66.67	$71.37	$53.94
Total intrinsic value of stock options exercised	$1,061	$3,263	$10,567
Grant date fair value of restricted stock vested	$12,631	$13,036	$12,641

	December 31, 2015
Dollars in thousands	Unrecognized Share-Based Payments Expense	Weighted-Average Remaining Life
Unrecognized share-based payments expense:
Share-based compensation - stock options	$149	0.9 years
Share-based compensation - restricted stock	19,032	2.2 years
Share-based payments for content arrangements	1,090	0.8 years
Total unrecognized share-based payments expense	$20,271
Share-Based Compensation
Stock options
Shares of common stock are issued upon exercise of stock options. The following table presents a summary of stock option activity for 2015:

Shares in thousands	Options	Weighted Average Exercise Price
Outstanding, December 31, 2014	128	$52.59
Granted	—	$—
Exercised	(49)	$52.10
Canceled, expired, or forfeited	(24)	$53.99
Outstanding, December 31, 2015	55	$52.40
Certain information regarding stock options outstanding as of December 31, 2015, is as follows:

	Options
Shares and intrinsic value in thousands	Outstanding	Exercisable
Number	55	39
Weighted average per share exercise price	$52.40	$51.67
Aggregate intrinsic value	$35	$35
Weighted average remaining contractual term (in years)	6.33	6.09
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

The following table presents a summary of restricted stock award activity for 2015:

Shares in thousands	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested, December 31, 2014	609	$62.35
Granted	352	$66.67
Vested	(188)	$59.09
Forfeited	(217)	$65.26
Non-vested, December 31, 2015	556	$65.86
Share-Based Payments for Content Arrangements
We have granted restricted stock as part of content license agreements with certain movie studios. The expense related to these agreements is included within direct operating expenses in our Consolidated Statements of Comprehensive Income and is adjusted based on the number of unvested shares and market price of our common stock each reporting period. See Note 16: Commitments and Contingencies for more information on changes in commitments to issue restricted stock for content license agreements.
Information related to the shares of restricted stock granted as part of these agreements as of December 31, 2015, is as follows:

Whole shares	Granted	Vested	Unvested
Sony(1)	243,348	243,348	—
Paramount(2)(3)	350,000	350,000	—

(1)	Includes 25,000 shares granted and fully vested in the fourth quarter of 2015 due to a one-year contract extension executed in 2015.

(2)	Includes 50,000 shares granted and fully vested in the first quarter of 2015 due to a one-year contract extension executed in 2015.

(3)	Includes 95,000 shares that vested on January 1, 2015.
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This required us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016, which we issued on January 4, 2016.
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
We recognized $4.4 million, $13.3 million and $8.7 million in expense associated with the issuance of rights to receive cash for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The expected future recognition of expense associated with the rights to receive cash as of December 31, 2015 is as follows:

Dollars in thousands	Expected Expense
2016	$1,868
2017	284
Remaining total expected expense	$2,152

Note 11: Restructuring
2015 Restructuring
During the first quarter of 2015, we recorded restructuring charges arising from the following activities:

•	Discontinuing our Redbox operations in Canada. The disposal was completed on March 31, 2015. See Note 12: Discontinued Operations for further information;

•
Reducing the size of our Redbox headquarters facility in Oakbrook Terrace, Illinois through early termination of operating leases for certain floors. We ceased using the office space on March 31, 2015, and the effective date of the early termination is July 31, 2016. Prior to exercising our early termination option, the leases had been scheduled to expire in July 2021; and

•	Implementing actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the Company and subleasing a floor of a corporate facility.
The restructuring liability for this workforce reduction was recorded in the first quarter of 2015 in accordance with ASC 420, consistent with management's approval and commitment to the restructuring plan in the first quarter of 2015, and the communication of those plan details to affected employees within that quarter.
During the fourth quarter of 2015, we recorded restructuring charges arising from the following additional activities:

•	Discontinuing our SAMPLEit concept, which is recorded in our All Other reporting category. See Note 14: Business Segments and Enterprise-Wide Information for additional information; and

•
Continuing to implement actions to further align costs with revenues in our continuing operations primarily through workforce reductions across the Company, a one-time payment to settle an outstanding purchase commitment, and vacating a floor of a corporate facility. See Note 16: Commitments and Contingencies for further information related to the purchase commitment.

We recorded the restructuring liabilities in the fourth quarter of 2015 under ASC 712, consistent with management's approval and commitment to the restructuring plan. We had a substantive plan in place, for purposes of ASC 712, based on the fact that the termination benefits to be paid to our employees were similar to the termination benefits historically paid by us, thereby enabling employees to determine the type and amount of benefits they would receive if they were involuntarily terminated. The restructuring liability represented our obligation related to our employees' rights to receive compensation attributable to services already rendered, which rights had already vested or accumulated. Due to the fact that management had approved and committed to the restructuring plan and based on historical experience, payment of the severance was probable and the amount was reasonably estimated.
We do not expect significant future restructuring charges related to our 2015 restructuring activities. The total amount incurred for restructuring, exclusive of asset impairments incurred by reportable segment (on an allocated basis) and expense type is as follows:

Year Ended December 31,
Dollars in thousands	2015
Redbox
Severance	$4,236
Lease termination and related costs (excluding related asset impairments)	4,958
Purchase commitment settlement costs	7,021
Total Redbox restructuring costs	16,215
Coinstar
Severance	492
Lease termination and related costs (excluding related asset impairments)	100
Purchase commitment settlement costs	1,369
Total Coinstar restructuring costs	1,961
ecoATM
Severance	602
Lease termination and related costs (excluding related asset impairments)	—
Purchase commitment settlement costs	85
Total ecoATM restructuring costs	687
All Other
Severance	822
Lease termination and related costs (excluding related asset impairments)	2
Purchase commitment settlement costs	26
Total All Other restructuring costs	850
Total restructuring costs in continuing operations	19,713
Restructuring costs in discontinued operations	522
Total restructuring costs	$20,235
During 2015, we recognized $27.7 million in charges in connection with our restructuring and related costs including $7.4 million in impairments of lease related assets, and $20.2 million in restructuring costs, which include severance, net lease termination costs and a one-time payment to settle an outstanding purchase commitment.

Year Ended December 31,
Dollars in thousands	2015
Restructuring costs	$20,235
Impairment of lease related assets (see Note 5)	7,440
Total restructuring and related costs	27,675
Less: restructuring costs included in discontinued operations	(522)
Restructuring and related costs from continuing operations	$27,153

A reconciliation of the beginning and ending liability balance by expense type is as follows:

Dollars in thousands	Severance Expense	Lease Termination Costs	Other
Beginning Balance - January 1, 2015	$—	$—	$—
Costs charged to expense(1)	6,284	5,138	8,813
Reclassification of deferred balances(2)	—	5,260	—
Costs paid or otherwise settled	(4,899)	(5,407)	(8,813)
Ending Balance - December 31, 2015	$1,385	$4,991	$—

(1)	Other includes an $8.5 million one-time payment to settle an outstanding purchase commitment.

(2)	Deferred rent liabilities related to the early lease termination that were reclassified to present the outstanding liability related to the terminated leases.
2013 Restructuring
During the fourth quarter of 2013, as a result of a comprehensive operational review, we committed to a restructuring plan intended to, among other things, better align our cost structure with revenue growth in our core businesses. As part of the plan, we discontinued the Rubi, Crisp Market, and Star Studio concepts (see Note 12: Discontinued Operations for further information). Also as part of the restructuring plan, we implemented actions to reduce costs in our continuing operations primarily through workforce reductions across the Company. The closure of all discontinued ventures and the workforce reductions were completed in 2014.
The restructuring liabilities for the workforce reductions were recorded in the fourth quarter of 2013 and in 2014 in accordance with ASC 420, consistent with management's approval and commitment to the restructuring plan, and the communication of plan details to affected employees.
The total amount incurred for restructuring, exclusive of asset impairments incurred by reportable segment (on an allocated basis) and expense type is as follows:

Dollars in thousands	Cumulative as of December 31, 2014	Year Ended December 31, 2014	Year Ended December 31, 2013
Redbox
Severance	$4,305	$534	$3,771
Coinstar
Severance	747	23	724
Total restructuring costs in continuing operations	5,052	557	4,495
Restructuring costs in discontinued operations	2,899	590	2,309
Total restructuring costs	$7,951	$1,147	$6,804
Note 12: Discontinued Operations
On January 23, 2015, we made the decision to shut down our Redbox Canada operations as the business was not meeting the company's performance expectations. This represents a strategic shift which has a major effect on our operations as it represents a significant geographical area for our Redbox segment and the losses generated were significant to our total operations. On March 31, 2015, we completed the disposal of the Redbox Canada operations. As a result, we updated certain estimates used in the preparation of our financial statements and the remaining value of the content library and certain capitalized property and equipment consisting primarily of installation costs were amortized over the wind-down period ending March 31, 2015. We have reclassified the results of Redbox Canada to discontinued operations for all periods presented in our Consolidated Statements of Comprehensive Income.
In addition to Redbox Canada, during 2013, we discontinued certain new ventures. See below for additional information.

The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Redbox Canada revenue	$1,972	$11,417	$6,816
Certain new ventures revenue	—	100	4,399
Total revenue	$1,972	$11,517	$11,215

Redbox Canada loss before income tax	$(13,605)	$(23,707)	$(19,830)
Certain new ventures loss before income tax	—	(1,259)	(54,395)
Total loss before income tax:	(13,605)	(24,966)	(74,225)

Redbox Canada income tax benefit	8,496	6,416	5,233
Certain new ventures income tax benefit	—	491	21,096
Total income tax benefit	8,496	6,907	26,329

Redbox Canada loss, net of tax	(5,109)	(17,291)	(14,597)
Certain new ventures loss, net of tax	—	(768)	(33,299)
Total loss from discontinued operations, net of tax	$(5,109)	$(18,059)	$(47,896)
Redbox Canada
The disposition and operating results of Redbox Canada are presented in discontinued operations in our Consolidated Statements of Comprehensive Income for all periods presented. The following table sets forth the components of discontinued operations included in our Consolidated Statements of Comprehensive Income:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Major classes of line items constituting pretax loss of discontinued operations:
Revenue	$1,972	$11,417	$6,816
Direct operating	4,533	20,027	18,278
Marketing	112	2,947	2,175
Research and development	—	—	2
General and administrative	117	1,078	3,088
Restructuring and related costs	522	—	—
Depreciation and other	5,857	7,354	2,760
Amortization of intangible assets	44	38	26
Other expense, net	(4,392)	(3,680)	(317)
Pretax loss of discontinued operations related to major classes of pretax loss	(13,605)	(23,707)	(19,830)
Income tax benefit(1)	8,496	6,416	5,233
Net loss on discontinued operations	$(5,109)	$(17,291)	$(14,597)

(1)	The income tax benefit for 2015 includes a benefit on the rate differential between the U.S. and Canada.

Significant operating and investing cash flows of Redbox Canada were as follows:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Net loss on discontinued operations	$(5,109)	$(17,291)	$(14,597)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,901	7,392	2,786
Content library	3,328	(787)	(410)
Prepaid and other current assets	1,329	(293)	(516)
Accounts payable	(2,663)	627	644
Accrued payables to retailers	(155)	(175)	247
Other accrued liabilities	(806)	(122)	506
Net cash flows from operating activities	$1,825	$(10,649)	$(11,340)
Investing activities:
Purchase of property, plant and equipment	(292)	(5,494)	(9,330)
Total cash flows used in investing activities	$(292)	$(5,494)	$(9,330)
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
We completed the wind-down process of all discontinued ventures in 2014. The results of the discontinued ventures and associated impairment and restructuring charges, net of tax, are recorded within Loss from discontinued operations, net of tax in our Consolidated Statements of Comprehensive Income (see Note 11: Restructuring). The continuing cash flows from these operations after discontinuation are insignificant and are not segregated from cash flows from continuing operations in all periods presented in our Consolidated Statements of Cash Flows.

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
The Two-Class Method is an earnings allocation formula that treats a participating security, as having rights to earnings that otherwise would have been available to common shareholders and assumes all earnings for the period are distributed. Our unvested service-based restricted stock awards granted are participating securities as they entitle recipients to receive nonforfeitable dividends during the vesting period on a basis equivalent to the dividends paid to holders of common stock.
Our calculation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
In thousands, except per share data	2015	2014	2013
Numerator
Income from continuing operations	$49,446	$124,677	$222,688
Loss from discontinued operations, net of tax	(5,109)	(18,059)	(47,896)
Net income	$44,337	$106,618	$174,792

Income from continuing operations	$49,446	$124,677	$222,688
Dividends and undistributed income allocated to participating shares	(1,329)	(3,929)	(5,473)
Income from continuing operations to common shares - basic	48,117	120,748	217,215
Effect of reallocating undistributed income from continuing operations to participating shares	1	58	179
Income from continuing operations to common shares - diluted	$48,118	$120,806	$217,394

Denominator
Weighted average common shares - basic	17,467	20,192	27,216
Dilutive effect of share-based payment awards	20	81	235
Dilutive effect of convertible debt	—	230	718
Weighted average common shares - diluted(1)	17,487	20,503	28,169

Basic earnings (loss) per common share:
Continuing operations	$2.75	$5.98	$7.98
Discontinued operations	(0.29)	(0.89)	(1.76)
Basic earnings per common share	$2.46	$5.09	$6.22

Diluted earnings (loss) per common share:
Continuing operations	$2.75	$5.89	$7.72
Discontinued operations	(0.29)	(0.88)	(1.70)
Diluted earnings per common share	$2.46	$5.01	$6.02

Stock options and share-based awards not included in diluted EPS calculation because their effect would have be antidilutive	7	11	13

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
Changes in our Organizational Structure
We regularly assess the performance of our concepts to determine whether continued funding or other alternatives are appropriate and as a result, we discontinued operating SAMPLEit in the fourth quarter of 2015. As SAMPLEit did not represent a major component of our operations or financial results, the results of SAMPLEit did not qualify to be reported as a discontinued operation and remain in our All Other reporting category.
During the first quarter of 2015, we added ecoATM, our electronic device recycling business, as a separate reportable segment. Previously, the results of ecoATM along with those of other self-service concepts were included in our former New Ventures segment. The combined results of the other self-service concepts are now included in our All Other reporting category in the reconciliation below, as they do not meet quantitative thresholds to be reported as a separate segment. All goodwill previously allocated to the New Ventures segment has been allocated to the ecoATM segment. See Note 6: Goodwill and Other Intangible Assets for further information.
Results of operations for Gazelle from the acquisition date, November 10, 2015, are included in our ecoATM segment. See Note 3: Business Combinations for further information.
On July 23, 2013, we completed the acquisition of ecoATM. Prior to July 23, 2013 we held a non-controlling equity interest in ecoATM and reported our share of ecoATM's operating results in loss from equity method investments in our Consolidated Statements of Comprehensive Income. Subsequent to our acquisition of ecoATM on July 23, 2013, the assets acquired and liabilities assumed, as well as the results of operations, with the exception of expense for rights to receive cash which are unallocated corporate expenses, are included in our ecoATM segment.
Comparability of Segment Results
We have recast prior period results for the following:

•	Discontinued operations, consisting of our Redbox operations in Canada which we shut down during the first quarter of 2015. See Note 12: Discontinued Operations for further information; and

•	The addition of our ecoATM segment and our All Other reporting category, which we added during the first quarter of 2015.
Our analysis and reconciliation of our segment information to the consolidated financial statements that follows covers our results of operations, which consists of our Redbox, Coinstar and ecoATM segments, Corporate Unallocated expenses and our All Other reporting category. All Other includes the results of other self-service concepts, which we regularly assess to determine whether continued funding or other alternatives are appropriate.

Dollars in thousands
Year Ended December 31, 2015	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$1,760,899	$318,611	$113,558	$143	$—	$2,193,211
Expenses:
Direct operating	1,213,744	159,211	113,141	4,431	2,561	1,493,088
Marketing	19,804	5,566	8,481	1,128	695	35,674
Research and development	—	—	5,545	(84)	1,737	7,198
General and administrative	129,013	31,561	10,875	7,188	11,756	190,393
Restructuring and related costs (Note 11)	23,540	2,076	687	850	—	27,153
Goodwill impairment (Note 6)	—	—	85,890	—	—	85,890
Segment operating income (loss)	374,798	120,197	(111,061)	(13,370)	(16,749)	353,815
Less: depreciation and amortization	(118,902)	(31,871)	(26,382)	(7,785)	—	(184,940)
Operating income (loss)	255,896	88,326	(137,443)	(21,155)	(16,749)	168,875
Loss from equity method investments, net	—	—	—	—	(800)	(800)
Interest expense, net	—	—	—	—	(42,353)	(42,353)
Other, net	—	—	—	—	(2,657)	(2,657)
Income (loss) from continuing operations before income taxes	$255,896	$88,326	$(137,443)	$(21,155)	$(62,559)	$123,065

Dollars in thousands
Year Ended December 31, 2014	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$1,881,718	$315,628	$94,187	$53	$—	$2,291,586
Expenses:
Direct operating	1,318,509	161,214	92,182	2,821	6,585	1,581,311
Marketing	20,969	6,346	3,513	1,272	3,193	35,293
Research and development	120	531	5,691	2,854	3,851	13,047
General and administrative	135,554	26,989	12,773	3,522	11,658	190,496
Restructuring and related costs (Note 11)	534	23	—	—	—	557
Segment operating income (loss)	406,032	120,525	(19,972)	(10,416)	(25,287)	470,882
Less: depreciation and amortization	(149,236)	(35,471)	(17,031)	(740)	—	(202,478)
Operating income (loss)	256,796	85,054	(37,003)	(11,156)	(25,287)	268,404
Loss from equity method investments, net	—	—	—	—	(28,734)	(28,734)
Interest expense, net	—	—	—	—	(47,644)	(47,644)
Other, net	—	—	—	—	(1,185)	(1,185)
Income (loss) from continuing operations before income taxes	$256,796	$85,054	$(37,003)	$(11,156)	$(102,850)	$190,841

Dollars in thousands
Year Ended December 31, 2013	Redbox	Coinstar	ecoATM	All Other	Corporate Unallocated	Total
Revenue	$1,967,715	$300,218	$31,824	$28	$—	$2,299,785
Expenses:
Direct operating	1,365,368	158,562	27,271	2,162	3,636	1,556,999
Marketing	20,835	6,244	938	651	1,559	30,227
Research and development	76	6,962	2,772	1,897	1,375	13,082
General and administrative	160,863	25,220	7,868	7,683	14,164	215,798
Restructuring and related costs (Note 11)	3,771	724	—	—	—	4,495
Segment operating income (loss)	416,802	102,506	(7,025)	(12,365)	(20,734)	479,184
Less: depreciation and amortization	(159,851)	(33,921)	(6,077)	(459)	—	(200,308)
Operating income (loss)	256,951	68,585	(13,102)	(12,824)	(20,734)	278,876
Loss from equity method investments, net	—	—	—	—	19,928	19,928
Interest expense, net	—	—	—	—	(32,807)	(32,807)
Other, net	—	—	—	—	(3,599)	(3,599)
Income (loss) from continuing operations before income taxes	$256,951	$68,585	$(13,102)	$(12,824)	$(37,212)	$262,398
Significant Retailer Relationships
The following retailers accounted for 10% or more of our consolidated revenue:

	Year Ended December 31,
	2015	2014	2013
Wal-Mart Stores Inc.	16.6%	15.5%	15.2%
Walgreen Co.	13.4%	13.8%	14.7%
The Kroger Company	9.8%	9.8%	10.0%
Revenue and Long-lived Assets by Geographic Location
Revenue is allocated to geographic locations based on the location of the kiosk. Revenue by geographic location was as follows:

	Years Ended December 31,
Dollars in thousands	2015	2014	2013
U.S.	$2,145,887	$2,242,753	$2,254,790
All other	47,324	48,833	44,995
Total revenue	$2,193,211	$2,291,586	$2,299,785
Long-lived assets by geographic location were as follows:

	Years Ended December 31,
Dollars in thousands	2015	2014	2013
U.S.	$848,450	$1,027,271	$1,140,224
All other	14,133	33,426	38,406
Total long-lived assets	$862,583	$1,060,697	$1,178,630

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

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$2,743	$—	$—

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Money market demand accounts and investment grade fixed income securities	$916	$—	$—
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
For more information regarding the goodwill impairment charge recognized in 2015, and the related fair value, see Note 6: Goodwill and Other Intangible Assets.
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
We estimated the fair value of our 2019 Notes and 2021 Notes outstanding using quoted market prices by independent dealers. The estimated fair value of our 2019 Notes and 2021 Notes was approximately $312.0 million and $213.0 million at December 31, 2015, and $350.0 million and $300.0 million at December 31, 2014, respectively. The fair value estimate of our senior unsecured notes falls under Level 2 of the fair value hierarchy. We have reported the carrying value, face value less the unamortized debt discount, of our senior unsecured notes, issued at par, in our Consolidated Balance Sheets.
Note 16: Commitments and Contingencies
Lease Commitments
Operating Leases
We lease our corporate administrative, marketing, and product development facilities in Bellevue, Washington under operating leases that expire December 31, 2019.
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
We entered into a new operating lease of 16,085 square feet of office space for Redbox in Woodland Hills, California which expires May 31, 2022.
We lease our ecoATM facility in San Diego, California. The lease for this space will expire on August 10, 2025. Additionally, with the acquisition of Gazelle in the fourth quarter of 2015, we acquired facilities in Boston, Massachusetts and Louisville, Kentucky. The leases for these spaces will expire on November 30, 2020 and February 28, 2018, respectively.
Rent expense, net of sublease income under our operating lease agreements was $18.0 million, $16.8 million and $12.3 million during 2015, 2014 and 2013, respectively.
Capital Leases
We lease automobiles and computer equipment under capital leases expiring at various dates through 2022. We assess these leases as they come due as to whether we should purchase, enter into new capital leases, or enter into operating leases.
Assets held under capital leases are included in property and equipment, net on the Consolidated Balance Sheets and include the following:

Dollars in thousands	December 31,
	2015	2014
Gross property and equipment	$26,394	$41,336
Accumulated depreciation	(20,735)	(26,831)
Net property and equipment	$5,659	$14,505

As of December 31, 2015, our future minimum lease payments, net of sublease income are as follows:

Dollars in thousands	Capital Leases	Operating Leases(1)
2016	$4,144	$18,969
2017	1,011	13,445
2018	429	10,215
2019	305	7,986
2020	209	4,936
Thereafter	123	7,132
Total minimum lease commitments	6,221	62,683
Less: sublease income	—	(1,332)
Total minimum lease commitments, net	6,221	$61,351
Less: amounts representing interest	(332)
Present value of capital lease obligations	5,889
Less: Current portion of capital lease obligations	(4,006)
Long-term portion of capital lease obligations	$1,883

(1)	Includes all operating leases having an initial or remaining non-cancelable lease term in excess of one year.
Purchase Commitments
Pursuant to the manufacturing and services agreement entered into as part of the NCR Asset Acquisition, Outerwall, Redbox or an affiliate were committed to purchase goods and services from NCR for a period of five years from June 22, 2012. At the end of the five-year period, if the aggregate amount paid in margin to NCR for goods and services delivered were to equal less than $25.0 million, Outerwall was to pay NCR the difference between such aggregate amount and $25.0 million. We made purchases in 2015, 2014 and 2013 that reduced this commitment by $0.4 million, $2.1 million and $7.1 million, respectively. During the fourth quarter of 2015, we made a one-time payment of $8.5 million in cash to satisfy all outstanding obligations related to, and to effectively settle, our remaining purchase commitment of $15.4 million established by the manufacturing and services agreement. The one-time payment was recognized as restructuring and related costs in our Consolidated Statements of Comprehensive Income.
We have entered into certain miscellaneous purchase agreements, primarily related to purchases of equipment, which resulted in total purchase commitments of $24.5 million as of December 31, 2015.
Content License Agreements
On January 21, 2016, Redbox entered into an amendment to the existing agreement with Universal Home Entertainment LLC (“Universal”), extending the agreement through December 31, 2017. See Note 21: Subsequent Events in our Notes to Consolidated Financial Statements for additional information.
On October 16, 2015, Paramount elected to exercise its option to extend our existing content license agreement. This extended the license period through December 31, 2016, with no further options to renew, and required us to issue 50,000 shares of additional restricted stock to Paramount during the first quarter of 2016, which we issued on January 4, 2016.
On July 14, 2015, Sony elected to exercise its option to extend our existing content license agreement. This extended the license period through September 30, 2016, with no further options to renew, and required us to issue 25,000 shares of additional restricted stock to Sony during the fourth quarter of 2015, which we issued on October 2, 2015.
On June 5, 2015, Redbox entered into an amendment to the existing April 22, 2010, agreement with Twentieth Century Fox Home Entertainment LLC (“Fox”) that maintains a 28-day window on Blu-ray Disc and DVD titles through June 30, 2017, and includes a revenue sharing arrangement between Redbox and Fox.
On March 26, 2015, we entered into a revenue sharing agreement with Warner Home Video, a division of Warner Bros. Home Entertainment Inc., (the “Warner Agreement”) under which Redbox agreed to license minimum quantities of theatrical and direct-to-video titles for rental through March 31, 2017. The Warner Agreement maintains a 28-day window on such titles.

We have entered into certain license agreements to obtain content for movie and video game rentals. A summary of the estimated movie commitments in relation to these agreements as of December 31, 2015, is presented in the following table:

Dollars in thousands	December 31,
	Total	2016	2017
Total estimated movie commitments(1)	$448,718	$381,275	$67,443

(1)
Subsequent to year end and not included in this table, Redbox entered into an amendment to the existing agreement with Universal, extending the agreement through December 31, 2017. See Note 21: Subsequent Events for additional information.

General terms of our content license agreements with studios are as follows as of December 31, 2015:

Studio	End Date		Release Date
Fox	6/30/2017		Delay	(1)
Sony	9/30/2016		Day & Date	(2)
Paramount	12/31/2016		Day & Date	(2)
Warner	3/31/2017		Delay	(1)
Lionsgate	9/30/2016	(3)	Day & Date	(2)
Universal	12/31/2015	(4)	Delay	(1)

(1)	Content licensed under the agreement is available for rental after a certain number of days following the retail release.

(2)	Content licensed under the agreement is available for rental on the same day and date as the retail release.

(3)	Agreement extends the term of the arrangement automatically for an additional year under certain conditions.

(4)
Subsequent to year end, Redbox entered into an amendment to the existing agreement with Universal, extending the agreement through December 31, 2017. See Note 21: Subsequent Events for additional information.

Revenue Share Commitments
Certain of our Retailer agreements include minimum revenue share commitments through the term of the arrangement. Our minimum commitments under these agreements are presented in the following table:

Dollars in thousands	December 31,
	Total	2016	2017	2018
Redbox	$2,365	$1,711	$523	$131
Letters of Credit
As of December 31, 2015, we had five irrevocable standby letters of credit that totaled $6.5 million. These standby letters of credit, which expire at various times through November 2016, are used to collateralize certain obligations to third parties. As of December 31, 2015, no amounts were outstanding under these standby letter of credit agreements.

Legal Matters
In October 2009, an Illinois resident, Laurie Piechur, individually and on behalf of all others similarly situated, filed a putative class action complaint against our Redbox subsidiary in the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. The plaintiff alleged that, among other things, Redbox charges consumers illegal and excessive late fees in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, and that Redbox's rental terms violate the Illinois Rental Purchase Agreement Act or the Illinois Automatic Contract Renewal Act and the plaintiff is seeking monetary damages and other relief. In November 2009, Redbox removed the case to the U.S. District Court for the Southern District of Illinois. In February 2010, the District Court remanded the case to the Circuit Court for the Twentieth Judicial Circuit, St. Clair County, Illinois. In May 2010, the court denied Redbox's motion to dismiss the plaintiff's complaint. In November 2011, the plaintiff moved for class certification, and Redbox moved for summary judgment. The court denied Redbox's motion for summary judgment in February 2012. The plaintiff filed an amended complaint on April 19, 2012, and an amended motion for class certification on June 5, 2012. The court denied Redbox's motion to dismiss the amended complaint. The amended class certification motion was briefed and argued. At the hearing on plaintiff's amended motion for class certification, the plaintiff dismissed all claims but two and is pursuing only her claims under the Illinois Rental Purchase Agreement Act and the Illinois Automatic Contract Renewal Act. On May 21, 2013, the court denied plaintiff's amended class action motion. On January 29, 2014, the Illinois Supreme Court denied plaintiff’s petition for leave to appeal the trial court’s denial of class certification. Redbox has moved to dismiss all remaining claims on mootness grounds, and the Court granted Redbox’s motion on December 11, 2014. The plaintiffs appealed on January 7, 2015. Oral argument was held November 10, 2015. The Appellate Court affirmed the trial court’s rulings on January 11, 2016. We continue to believe that the claims against us are without merit and intend to defend ourselves vigorously in this matter should plaintiff seek further appellate review. Currently, no accrual has been established as it was not possible to estimate the possible loss or range of loss because this matter had not advanced to a stage where we could make any such estimate.
Other Contingencies
During the year ended December 31, 2013, we resolved a previously disclosed loss contingency related to a supply agreement and recorded a benefit of $11.4 million in the direct operating line item in our Consolidated Statements of Comprehensive Income.

Note 17: Guarantor Subsidiaries
Certain of our wholly-owned subsidiaries have, jointly and severally, fully and unconditionally guaranteed the 2019 Notes and 2021 Notes. Pursuant to SEC regulations, we have presented in columnar format the condensed consolidating financial information for Outerwall Inc., the guarantor subsidiaries on a combined basis, and all non-guarantor subsidiaries on a combined basis in the following tables:

CONSOLIDATING BALANCE SHEETS
	As of December 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$160,167	$19,372	$43,010	$—	$222,549
Accounts receivable, net of allowances	3,983	33,269	1,212	—	38,464
Content library	—	188,490	—	—	188,490
Prepaid expenses and other current assets	17,720	33,049	599	—	51,368
Intercompany receivables	35,654	527,996	426	(564,076)	—
Total current assets	217,524	802,176	45,247	(564,076)	500,871
Property and equipment, net	97,659	204,081	14,273	—	316,013
Deferred income taxes	—	—	2,606	—	2,606
Goodwill and other intangible assets, net	249,703	290,811	—	—	540,514
Other long-term assets	4,596	1,293	167	—	6,056
Investment in related parties	921,456	27,798	—	(949,254)	—
Total assets	$1,490,938	$1,326,159	$62,293	$(1,513,330)	$1,366,060
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$16,127	$167,694	$189	$—	$184,010
Accrued payable to retailers	71,947	30,157	12,994	—	115,098
Other accrued liabilities	57,025	82,401	2,011	—	141,437
Current portion of long-term debt and other long-term liabilities	16,832	—	299	—	17,131
Intercompany payables	459,789	85,487	18,800	(564,076)	—
Total current liabilities	621,720	365,739	34,293	(564,076)	457,676
Long-term debt and other long-term liabilities	877,325	19,882	159	—	897,366
Deferred income taxes	13,965	19,083	44	—	33,092
Total liabilities	1,513,010	404,704	34,496	(564,076)	1,388,134
Commitments and contingencies
Stockholders’ Equity:
Preferred stock	—	—	—	—	—
Common stock	599,675	252,727	4,636	(371,875)	485,163
Treasury stock	(1,151,063)	—	3,000	(3,000)	(1,151,063)
Retained earnings	530,140	668,728	18,963	(574,379)	643,452
Accumulated other comprehensive income (loss)	(824)	—	1,198	—	374
Total stockholders’ equity (deficit)	(22,072)	921,455	27,797	(949,254)	(22,074)
Total liabilities and stockholders’ equity	$1,490,938	$1,326,159	$62,293	$(1,513,330)	$1,366,060

CONSOLIDATING BALANCE SHEETS
	As of December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Assets
Current Assets:
Cash and cash equivalents	$180,889	$17,939	$43,868	$—	$242,696
Accounts receivable, net of allowances	3,203	43,874	1,513	—	48,590
Content library	—	176,490	3,631	—	180,121
Prepaid expenses and other current assets	14,884	23,923	1,012	—	39,819
Intercompany receivables	40,762	467,181	—	(507,943)	—
Total current assets	239,738	729,407	50,024	(507,943)	511,226
Property and equipment, net	133,923	263,412	31,133	—	428,468
Deferred income taxes	—	—	11,363	—	11,363
Goodwill and other intangible assets, net	249,717	374,281	—	—	623,998
Other long-term assets	6,665	1,231	335	—	8,231
Investment in related parties	917,234	(5,114)	—	(912,120)	—
Total assets	$1,547,277	$1,363,217	$92,855	$(1,420,063)	$1,583,286
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,899	$153,260	$2,474	$—	$168,633
Accrued payable to retailers	69,189	42,977	14,124	—	126,290
Other accrued liabilities	59,770	74,536	2,820	—	137,126
Current portion of long-term debt and other long-term liabilities	20,020	—	396	—	20,416
Intercompany payables	309,932	121,015	76,996	(507,943)	—
Total current liabilities	471,810	391,788	96,810	(507,943)	452,465
Long-term debt and other long-term liabilities	949,588	22,946	1,135	—	973,669
Deferred income taxes	28,500	31,249	25	—	59,774
Total liabilities	1,449,898	445,983	97,970	(507,943)	1,485,908
Commitments and contingencies
Stockholders’ Equity:
Common stock	588,105	225,729	12,393	(352,635)	473,592
Treasury stock	(996,293)	—	—	—	(996,293)
Retained earnings	506,360	691,505	(17,991)	(559,485)	620,389
Accumulated other comprehensive income (loss)	(793)	—	483	—	(310)
Total stockholders’ equity	97,379	917,234	(5,115)	(912,120)	97,378
Total liabilities and stockholders’ equity	$1,547,277	$1,363,217	$92,855	$(1,420,063)	$1,583,286

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$271,430	$1,874,457	$47,324	$—	$2,193,211
Expenses:
Direct operating	143,429	1,328,269	21,390	—	1,493,088
Marketing	6,485	28,916	273	—	35,674
Research and development	(83)	7,281	—	—	7,198
General and administrative	47,699	142,012	682	—	190,393
Restructuring and related costs	2,926	24,227	—	—	27,153
Depreciation and other	32,643	134,522	4,225	—	171,390
Amortization of intangible assets	14	13,536	—	—	13,550
Goodwill impairment	—	85,890	—	—	85,890
Total expenses	233,113	1,764,653	26,570	—	2,024,336
Operating income	38,317	109,804	20,754	—	168,875
Other income (expense), net:
Loss from equity method investments, net	(800)	—	—	—	(800)
Interest income (expense)	30,177	(72,164)	(366)	—	(42,353)
Other, net	15,273	1,354	(19,284)	—	(2,657)
Total other income (expense), net	44,650	(70,810)	(19,650)	—	(45,810)
Income from continuing operations before income taxes	82,967	38,994	1,104	—	123,065
Income tax expense	(31,603)	(41,785)	(231)	—	(73,619)
Income (loss) from continuing operations	51,364	(2,791)	873	—	49,446
Income (loss) from discontinued operations, net of tax	640	(28,068)	22,319	—	(5,109)
Equity in income (loss) of subsidiaries	(7,667)	23,192	—	(15,525)	—
Net income (loss)	44,337	(7,667)	23,192	(15,525)	44,337
Foreign currency translation adjustment(1)	(31)	—	715	—	684
Comprehensive income (loss)	$44,306	$(7,667)	$23,907	$(15,525)	$45,021

(1)	Foreign currency translation adjustment had no tax effect in 2015.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$266,848	$1,975,905	$48,833	$—	$2,291,586
Expenses:
Direct operating	142,472	1,415,132	23,707	—	1,581,311
Marketing	7,227	27,631	435	—	35,293
Research and development	3,456	9,591	—	—	13,047
General and administrative	39,412	150,211	873	—	190,496
Restructuring and related costs	23	534	—	—	557
Depreciation and other	35,155	148,217	4,452	—	187,824
Amortization of intangible assets	1,433	13,221	—	—	14,654
Total expenses	229,178	1,764,537	29,467	—	2,023,182
Operating income	37,670	211,368	19,366	—	268,404
Other income (expense), net:
Loss from equity method investments, net	(530)	(28,204)	—	—	(28,734)
Interest income (expense), net	(48,007)	572	(209)	—	(47,644)
Other, net	14,077	1,334	(16,596)	—	(1,185)
Total other income (expense), net	(34,460)	(26,298)	(16,805)	—	(77,563)
Income from continuing operations before income taxes	3,210	185,070	2,561	—	190,841
Income tax expense	(618)	(64,989)	(557)	—	(66,164)
Income from continuing operations	2,592	120,081	2,004	—	124,677
Loss from discontinued operations, net of tax	(803)	(874)	(16,382)	—	(18,059)
Equity in income (loss) of subsidiaries	104,829	(14,378)	—	(90,451)	—
Net income (loss)	106,618	104,829	(14,378)	(90,451)	106,618
Foreign currency translation adjustment(1)	368	—	89	—	457
Comprehensive income (loss)	$106,986	$104,829	$(14,289)	$(90,451)	$107,075

(1)	Foreign currency translation adjustment had no tax effect in 2014.

CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended December 31, 2013
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Revenue	$255,251	$1,999,539	$44,995	$—	$2,299,785
Expenses:
Direct operating	138,859	1,394,932	36,155	(12,947)	1,556,999
Marketing	6,540	23,269	418	—	30,227
Research and development	8,973	4,111	(2)	—	13,082
General and administrative	33,023	169,099	721	12,955	215,798
Restructuring and related costs	724	3,771	—	—	4,495
Depreciation and other	28,101	157,292	4,008	—	189,401
Amortization of intangible assets	2,245	8,662	—	—	10,907
Total expenses	218,465	1,761,136	41,300	8	2,020,909
Operating income (loss)	36,786	238,403	3,695	(8)	278,876
Other income (expense), net:
Income (loss) from equity method investments, net	65,063	(45,135)	—	—	19,928
Interest income (expense), net	(32,930)	257	(134)	—	(32,807)
Other, net	(3,868)	479	(218)	8	(3,599)
Total other income (expense), net	28,265	(44,399)	(352)	8	(16,478)
Income from continuing operations before income taxes	65,051	194,004	3,343	—	262,398
Income tax benefit (expense)	30,893	(70,577)	(26)	—	(39,710)
Income from continuing operations	95,944	123,427	3,317	—	222,688
Loss from discontinued operations, net of tax	(30,834)	(2,708)	(14,354)	—	(47,896)
Equity in income (loss) of subsidiaries	109,682	(11,037)	—	(98,645)	—
Net income (loss)	174,792	109,682	(11,037)	(98,645)	174,792
Foreign currency translation adjustment(1)	(105)	—	961	—	856
Comprehensive income (loss)	$174,687	$109,682	$(10,076)	$(98,645)	$175,648

(1)	Foreign currency translation adjustment had no tax effect in 2013.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2015
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$44,337	$(7,667)	$23,192	$(15,525)	$44,337
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	32,643	136,367	8,237	—	177,247
Amortization of intangible assets	14	13,536	44	—	13,594
Share-based payments expense	10,323	6,917	—	—	17,240
Windfall excess tax benefits related to share-based payments	(739)	—	—	—	(739)
Deferred income taxes	(14,533)	(12,730)	7,644	—	(19,619)
Restructuring, impairment and related costs	509	1,545	—	—	2,054
Loss from equity method investments, net	800	—	—	—	800
Amortization of deferred financing fees and debt discount	2,761	—	—	—	2,761
Gain from early extinguishment of debt	(5,854)	—	—	—	(5,854)
Gain on purchase of Gazelle	—	(989)	—	—	(989)
Goodwill impairment	—	85,890	—	—	85,890
Other	(539)	295	(728)	—	(972)
Equity in loss (income) of subsidiaries	7,667	(23,192)	—	15,525	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(781)	10,673	119	—	10,011
Content library	—	(11,951)	3,631	—	(8,320)
Prepaid expenses and other current assets	(2,826)	(7,599)	360	—	(10,065)
Other assets	66	(62)	158	—	162
Accounts payable	(1,316)	21,447	(2,188)	—	17,943
Accrued payable to retailers	2,758	(12,820)	94	—	(9,968)
Other accrued liabilities	(391)	11,337	(374)	—	10,572
Net cash flows from operating activities(1)	74,899	210,997	40,189	—	326,085
Investing Activities:
Purchases of property and equipment	(26,861)	(49,071)	(1,659)	—	(77,591)
Proceeds from sale of property and equipment	17	3,208	—	—	3,225
Acquisitions, net of cash acquired	—	(17,980)	—	—	(17,980)
Investments in and advances to affiliates	187,538	(145,721)	(41,817)	—	—
Net cash flows from (used in) investing activities(1)	160,694	(209,564)	(43,476)	—	(92,346)
Financing Activities:
Proceeds from new borrowing of Credit Facility	310,500	—	—	—	310,500
Principal payments on Credit Facility	(339,375)	—	—	—	(339,375)
Repurchases of common stock	(159,800)	—	—	—	(159,800)
Repurchase of Notes	(34,589)	—	—	—	(34,589)
Dividends paid	(21,210)	—	—	—	(21,210)
Principal payments on capital lease obligations and other debt	(11,110)	—	(400)	—	(11,510)
Financing costs associated with Credit Facility and senior unsecured notes	(9)	—	—	—	(9)
Windfall excess tax benefits related to share-based payments	739	—	—	—	739
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(1,461)	—	—	—	(1,461)
Net cash flows used in financing activities(1)	(256,315)	—	(400)	—	(256,715)

	Year Ended December 31, 2015
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	—	—	2,829	—	2,829
Increase (decrease) in cash and cash equivalents	(20,722)	1,433	(858)	—	(20,147)
Cash and cash equivalents:
Beginning of period	180,889	17,939	43,868	—	242,696
End of period	$160,167	$19,372	$43,010	$—	$222,549

(1)
During 2015 we discontinued our Redbox operations in Canada. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2014
(in thousands)	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$106,618	$104,829	$(14,378)	$(90,451)	$106,618
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	35,139	150,904	9,119	—	195,162
Amortization of intangible assets	1,433	13,259	—	—	14,692
Share-based payments expense	9,693	3,691	—	—	13,384
Windfall excess tax benefits related to share-based payments	(1,964)	—	—	—	(1,964)
Deferred income taxes	304	(17,232)	(5,683)	—	(22,611)
Loss from equity method investments, net	530	28,204	—	—	28,734
Amortization of deferred financing fees and debt discount	4,116	—	—	—	4,116
Loss from early extinguishment of debt	2,018	—	—	—	2,018
Other	(1,250)	(548)	48	—	(1,750)
Equity in loss (income) of subsidiaries	(104,829)	14,378	—	90,451	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(1,130)	8,787	1,014	—	8,671
Content library	36	20,206	(495)	—	19,747
Prepaid expenses and other current assets	40,826	3,753	(297)	—	44,282
Other assets	75	1,558	69	—	1,702
Accounts payable	(3,017)	(65,737)	(158)	—	(68,912)
Accrued payable to retailers	(1,896)	(5,149)	198	—	(6,847)
Other accrued liabilities	(840)	1,988	161	—	1,309
Net cash flows from (used in) operating activities(1)	85,862	262,891	(10,402)	—	338,351
Investing Activities:
Purchases of property and equipment	(33,602)	(57,909)	(6,413)	—	(97,924)
Proceeds from sale of property and equipment	750	1,227	—	—	1,977
Cash paid for equity investments	—	(24,500)	—	—	(24,500)
Extinguishment payment received from equity investment	—	5,000	—	—	5,000
Investments in and advances to affiliates	166,145	(178,406)	12,261	—	—
Net cash flows from (used in) investing activities(1)	133,293	(254,588)	5,848	—	(115,447)
Financing Activities:
Proceeds from issuance of senior unsecured notes	295,500	—	—	—	295,500
Proceeds from new borrowing of Credit Facility	642,000	—	—	—	642,000
Principal payments on Credit Facility	(680,125)	—	—	—	(680,125)
Financing costs associated with Credit Facility and senior unsecured notes	(2,911)	—	—	—	(2,911)
Settlement and conversion of convertible debt	(51,149)	—	—	—	(51,149)
Repurchases of common stock	(545,091)	—	—	—	(545,091)
Principal payments on capital lease obligations and other debt	(13,552)	(3)	(441)	—	(13,996)
Windfall excess tax benefits related to share-based payments	1,964	—	—	—	1,964
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	(520)	—	—	—	(520)
Net cash flows from (used in) financing activities(1)	(353,884)	(3)	(441)	—	(354,328)

	Year Ended December 31, 2014
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	368	—	2,315	—	2,683
Increase (decrease) in cash and cash equivalents	(134,361)	8,300	(2,680)	—	(128,741)
Cash and cash equivalents:
Beginning of period	315,250	9,639	46,548	—	371,437
End of period	$180,889	$17,939	$43,868	$—	$242,696

(1)
During the first quarter of 2015, we discontinued our Redbox operations in Canada and during 2013, we discontinued four ventures, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

CONSOLIDATING STATEMENTS OF CASH FLOWS
	Year Ended December 31, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Operating Activities:
Net income (loss)	$174,792	$109,682	$(11,037)	$(98,645)	$174,792
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and other	29,640	158,801	5,259	—	193,700
Amortization of intangible assets	2,245	8,688	—	—	10,933
Share-based payments expense	9,903	6,928	—	—	16,831
Windfall excess tax benefits related to share-based payments	(3,698)	—	—	—	(3,698)
Deferred income taxes	9,228	(15,727)	(4,434)	—	(10,933)
Restructuring, impairment and related costs	32,444	288	—	—	32,732
Loss (income) from equity method investments, net	(65,063)	45,135	—	—	(19,928)
Amortization of deferred financing fees and debt discount	6,394	—	—	—	6,394
Loss from early extinguishment of debt	6,013	—	—	—	6,013
Other	827	(2,951)	31	54	(2,039)
Equity in (income) losses of subsidiaries	(109,682)	11,037	—	98,645	—
Cash flows from changes in operating assets and liabilities:
Accounts receivable, net	(1,144)	10,639	(1,517)	—	7,978
Content library	1,093	(23,357)	(195)	—	(22,459)
Prepaid expenses and other current assets	(43,762)	(6,280)	(500)	—	(50,542)
Other assets	201	400	(371)	—	230
Accounts payable	1,319	(408)	226	354	1,491
Accrued payable to retailers	(6,181)	1,633	460	—	(4,088)
Other accrued liabilities	13,184	(22,751)	(6)	—	(9,573)
Net cash flows from (used in) operating activities(1)	57,753	281,757	(12,084)	408	327,834
Investing Activities:
Purchases of property and equipment	(58,763)	(88,431)	(14,218)	—	(161,412)
Proceeds from sale of property and equipment	12,147	1,189	8	—	13,344
Acquisition of ecoATM, net of cash acquired	(244,036)	—	—	—	(244,036)
Receipt of note receivable principal	22,913	—	—	—	22,913
Cash paid for equity investments	—	(28,000)	—	—	(28,000)
Investments in and advances to affiliates	125,856	(156,659)	30,857	(54)	—
Net cash flows from (used in) investing activities(1)	(141,883)	(271,901)	16,647	(54)	(397,191)
Financing Activities:
Proceeds from issuance of senior unsecured notes	343,769	—	—	—	343,769
Proceeds from new borrowing of Credit Facility	400,000	—	—	—	400,000
Principal payments on Credit Facility	(215,313)	—	—	—	(215,313)
Financing costs associated with Credit Facility and senior unsecured notes	(2,203)	—	—	—	(2,203)
Conversion of convertible debt	(172,211)	—	—	—	(172,211)
Repurchases of common stock	(195,004)	—	—	—	(195,004)
Principal payments on capital lease obligations and other debt	(14,200)	(217)	(417)	—	(14,834)
Windfall excess tax benefits related to share-based payments	3,698	—	—	—	3,698
Withholding tax paid on vesting of restricted stock net of proceeds from exercise of stock options	8,460	—	—	—	8,460
Net cash flows from (used in) financing activities(1)	156,996	(217)	(417)	—	156,362

	Year Ended December 31, 2013
	Outerwall Inc.	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations and Consolidation Reclassifications	Total
Effect of exchange rate changes on cash	(105)	—	1,643	—	1,538
Increase (decrease) in cash and cash equivalents	72,761	9,639	5,789	354	88,543
Cash and cash equivalents:
Beginning of period	242,489	—	40,759	(354)	282,894
End of period	$315,250	$9,639	$46,548	$—	$371,437

(1)
During the first quarter of 2015, we discontinued our Redbox operations in Canada and during 2013, we discontinued four ventures, Orango, Rubi, Crisp Market, and Star Studio. Cash flows from these discontinued operations are not segregated from cash flows from continuing operations in all periods presented. See Note 12: Discontinued Operations for cash flow disclosures related to our discontinued Redbox operations in Canada.

Note 18: Income Taxes From Continuing Operations
Components of Income Taxes
The components of income from continuing operations before income taxes were as follows:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
U.S. operations	$121,940	$188,473	$259,057
Foreign operations	1,125	2,368	3,341
Total income from continuing operations before income taxes	$123,065	$190,841	$262,398
Components of Income Tax Expense
The components of income tax expense from continuing operations were as follows:

	Year Ended December 31,
Dollars in thousands	2015	2014	2013
Current:
U.S. Federal	$89,996	$69,117	$38,876
State and local	10,658	12,294	10,104
Foreign	469	415	(424)
Total current	101,123	81,826	48,556
Deferred:
U.S. Federal	(27,641)	(16,232)	(3,642)
State and local	380	427	(5,653)
Foreign	(243)	143	449
Total deferred	(27,504)	(15,662)	(8,846)
Total income tax expense	$73,619	$66,164	$39,710
Rate Reconciliation
The income tax expense differs from the amount that would result by applying the U.S. statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
U.S Federal tax expense at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.8	4.1	3.9
Federal and state credits	(1.6)	(1.1)	(0.9)
Domestic production activities deduction	(4.9)	(3.6)	(0.6)
Goodwill Impairment	24.4	—	—
Recognition of outside basis differences	—	(1.1)	(15.4)
ecoATM option payments	0.2	1.4	0.7
Valuation allowance	0.2	—	2.3
Acquisition of ecoATM	—	—	(9.3)
Other	0.7	—	(0.6)
Effective tax rate	59.8%	34.7%	15.1%
Our effective tax rate for the year ended December 31, 2015, was higher than the U.S. Federal statutory rate of 35.0% primarily due to an $85.9 million non-tax deductible goodwill impairment charge recorded in the second quarter of 2015 and state income taxes, partially offset by the domestic production activities deduction and federal and state tax credits.
On December 18, 2015, the President signed into law the Protecting Americans from Tax Hikes Act of 2015, which retroactively extended a number of tax deductions and credits that otherwise would have expired, including the research and development credit and bonus depreciation. We reported the 2015 impact of the Act in the fourth quarter.

Our effective tax rate for the year ended December 31, 2014 was lower than the U.S. Federal statutory rate of 35.0% due primarily to the domestic production activities deduction and federal and state tax credits, partially offset by state income taxes.
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

The combined impact of these three items was a 22.4 percentage point reduction in the effective tax rate for the year ended December 31, 2013. In addition, our 2013 effective tax rate was increased by state income taxes, offset partially by the domestic production activities deduction.
We did not provide for U.S. income taxes on certain undistributed earnings of foreign operations that were considered permanently invested outside of the United States. Upon repatriation, some of these earnings would generate foreign tax credits, which may reduce the U.S. tax liability associated with any future foreign dividend. At December 31, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $18.8 million.
Unrecognized Tax Benefits
The aggregate changes in the balance of unrecognized tax benefits were as follows:

Dollars in thousands	Year Ended December 31,
	2015	2014	2013
Balance, beginning of the year	$4,639	$2,781	$2,383
Additions based on tax positions related to the current year	1,837	1,836	824
Additions for tax positions related to prior years	527	806	18
Reductions for tax positions related to prior years	(118)	—	(257)
Reductions from lapse of applicable statute of limitations	—	(784)	(49)
Settlements	—	—	(138)
Balance, end of year	$6,885	$4,639	$2,781
We recognize interest and penalties, if any, related to income tax matters in Income tax expense. We accrued interest of $0.3 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively. It was not necessary to accrue interest in 2013 or accrue for penalties in any period presented.
Tax Years Open for Examination
As of December 31, 2015, for our major tax jurisdictions, the years 2012 through 2014 were open for examination by U.S. Federal and most state tax authorities. Additionally, the years 1998 through 2011 are subject to examination, to the extent that net operating loss and income tax credit carryforwards from those years were utilized in 2010 and later years.
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

Significant components of our deferred tax assets and liabilities and the net increase (decrease) in the valuation allowance were as follows:

Dollars in thousands	December 31,
	2015	2014
Deferred tax assets:
Income tax loss carryforwards	$3,015	$5,690
Capital loss carryforwards	4,759	5,930
Credit carryforwards	3,482	2,929
Accrued liabilities and allowances	27,188	22,652
Stock-based compensation	9,065	11,901
Intangible assets	13,109	17,166
Other	5,720	3,776
Gross deferred tax assets	66,338	70,044
Less: Valuation Allowance	(7,141)	(6,898)
Total deferred tax assets	59,197	63,146
Deferred tax liabilities:
Property and equipment	(42,984)	(68,417)
Product costs	(46,699)	(43,140)
Total deferred tax liabilities	(89,683)	(111,557)
Net deferred tax liabilities	$(30,486)	$(48,411)
Change in Valuation Allowance

Dollars in thousands	Year Ended December 31,
	2015	2014	2013
Increase in valuation allowance	$243	$—	$6,898
The increase in our valuation allowance is due to changes in the expected future and actual utilization of capital losses and state tax credit carryforwards.
Deferred Tax Assets Relating to Income Tax Loss Carryforwards
Our deferred tax assets relating to income tax loss carryforwards and expiration periods are summarized as follows:

Dollars in thousands	December 31, 2015
	Federal	State	Foreign
Net operating loss carryforwards	$23	$24,570	$7,082
Deferred tax assets related to net operating loss carryforwards	$8	$1,118	$1,889
Years that net operating loss carryforwards will expire between	2029-2034	2017-2033	2033-2035
U.S. State Tax Credits and Expiration Periods
The following table shows our U.S. state tax credits before valuation allowances and related expiration periods.

Dollars in thousands	December 31, 2015
	Amount	Expiration
U.S state tax credits:
Illinois state tax credits	$2,894	2017-2021
California U.S. state tax credits	588	Do not expire
Total U.S. state tax credits	$3,482
Note 19: Retirement Plans
We sponsor a defined contribution plan for our employees who satisfy certain age and service requirements. Our contributions to these plans were $4.3 million, $4.3 million and $4.9 million in 2015, 2014 and 2013, respectively.

Note 20: Dividends
On February 3, 2015, our Board of Directors decided to initiate a quarterly cash dividend. The first cash dividend of $0.30 per outstanding share of our common stock was paid on March 18, 2015, to all stockholders of record on March 3, 2015. Additional cash dividends of $0.30 per outstanding share of our common stock were paid on June 23, 2015, September 15, 2015, and December 8, 2015. Total dividends paid in 2015 were $21.3 million, including $0.6 million paid to recipients of unvested restricted stock awards. See Note 13: Earnings Per Share for additional information.
Note 21: Subsequent Events
Studio Agreement
On January 21, 2016, Redbox entered into an amendment to the existing agreement with Universal, extending the agreement through December 31, 2017. After accounting for this amendment, our total estimated movie commitments to purchase content was approximately $640.5 million.
Dividend
On February 3, 2016, the Board declared a quarterly cash dividend of $0.30 per share expected to be paid on March 29, 2016, to all stockholders of record as of the close of business on March 15, 2016.

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
Changes in Internal Control over Financial Reporting
We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Attestation Report of the Independent Registered Public Accounting Firm
The attestation report of KPMG LLP, our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting is set forth on page 55.

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Proxy Statement relating to our 2016 Annual Meeting of Stockholders.
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

Exhibit Number	Description of Document

2.1†	Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of February 3, 2012.(14)

2.2	First Amendment to Asset Purchase Agreement by and among Redbox Automated Retail, LLC and NCR Corporation, dated as of June 22, 2012.(15)

2.3	Agreement and Plan of Merger, dated July 1, 2013, among Outerwall Inc., ecoATM, Inc. and Braeburn Acquisition Corporation.(10)

3.1	Restated Certificate of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Reference is made to Exhibits 3.1 through 3.2.(1), (2)

4.2	Specimen Stock Certificate.(17)

4.3	Indenture, dated as of March 12, 2013, among Coinstar, Inc., certain subsidiary guarantors and Wells Fargo Bank, National Association.(7)

4.4	Supplemental Indenture, dated as of December 19, 2013, among CUHL Holdings, LLC, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association.(18)

4.5	Supplemental Indenture, dated as of August 30, 2013, among ecoATM, Inc., the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association.(18)

4.6	Supplemental Indenture, dated as of November 30, 2015, among OMLP LLC, the other Guarantors (as defined in the Indenture referred to therein) and Wells Fargo, National Association.

4.7	Form of 6.000% Exchange Note due 2019.(29)

4.8	Indenture, dated as of June 9, 2014, among Outerwall Inc., the Subsidiary Guarantors and U.S. Bank National Association.(20)

4.9	Supplemental Indenture, dated as of November 30, 2015, among OMLP LLC, the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association.

4.10	Form of 5.875% Exchange Note due 2021.(30)

4.11	Restricted Stock Purchase Agreement, dated July 17, 2009, between Coinstar, Inc. and Sony Pictures Home Entertainment Inc.(3)

4.12	Amendment to Restricted Stock Purchase Agreement, dated as of July 19, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(15)

4.13	Second Amendment to Restricted Stock Purchase Agreement, dated as of August 29, 2011, between SPHE Scan Based Trading Corporation and Coinstar, Inc.(8)

4.14	Restricted Stock Purchase Agreement, dated as of October 1, 2014, between Outerwall Inc. and Sony Pictures Home Entertainment Inc.(22)

4.15	Restricted Stock Purchase Agreement, dated as of October 1, 2015, between Outerwall Inc. and Sony Pictures Home Entertainment Inc.

4.16	Restricted Stock Purchase Agreement, dated as of November 10, 2015, between Outerwall Inc. and Paramount Home Entertainment Inc.

10.1*	Executive Deferred Compensation Plan, as amended and restated on December 31, 2008.(4)

10.2*	2014 Incentive Compensation Plan for Executive Leaders.(22)

10.3*	2015 Incentive Compensation Plan for Executive Leaders.(23)

10.4*	2015 Incentive Compensation Plan for Business Leaders.(24)

10.5*	Outerwall Inc. 2011 Incentive Plan, as amended and restated on February 12, 2015.(23)

10.6*	Equity Grant Program for Nonemployee Directors Under the 2011 Incentive Plan.(22)

10.7*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors prior to June 27, 2013.(8)

10.8*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to the CEO, COO or CFO prior to June 27, 2013.(8)

10.9*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Executives other than the CEO, COO or CFO prior to June 27, 2013.(8)

10.10*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to the CEO, COO or CFO prior to June 27, 2013.(8)

10.11*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives other than the CEO, COO or CFO prior to June 27, 2013.(8)

10.12*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to the CEO, COO or CFO prior to June 27, 2013.(14)

10.13*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards to Executives other than the CEO, COO or CFO prior to June 27, 2013.(14)

10.14*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Executives on or after June 27, 2013.(17)

10.15*	Form of Stock Option Grant Notice and Form of Stock Option Agreement under the 2011 Incentive Plan for Option Grants made to Nonemployee Directors on or after June 27, 2013.(17)

10.16*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Nonemployee Directors on or after June 27, 2013.(17)

10.17*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives on or after June 27, 2013 and before February 12, 2015.(17)

10.18*	Form of Notice of Restricted Stock Award and Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Executives on or after February 12, 2015.(23)

10.19*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Awards made to Erik E. Prusch.(25)

10.20*	Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 2011 Incentive Plan for Performance-Based Awards made to Erik E. Prusch.(25)

10.21*	1997 Amended and Restated Equity Incentive Plan.(5)

10.22*
Form of 1997 Amended and Restated Equity Incentive Plan Stock Option Grant Notice and Form of Stock Option Agreement for option grants made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(4)

10.23*
Form of Notice of Restricted Stock Award and Form of Restricted Stock Award Agreement under the 1997 Amended and Restated Equity Incentive Plan for awards made after December 12, 2005 to Plan Participants other than the CEO, COO or CFO.(4)

10.24*	Policy on Reimbursement of Incentive Payments.(4)

10.25*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(19)

10.26*	Amended and Restated Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and J. Scott Di Valerio.(19)

10.27*	Change of Control Agreement between Coinstar, Inc. and J. Scott Di Valerio, dated January 19, 2010.(6)

10.28*	Form of Change of Control Agreement.(11)

10.29*	First Amendment to Form of Change of Control Agreement.(4)

10.30*	Offer Letter for Maria Stipp, dated June 1, 2011.(16)

10.31*	Change of Control Agreement between Coinstar, Inc. and Maria Stipp, dated June 27, 2011.(16)

10.32*	Offer Letter, dated January 2, 2013, between Coinstar, Inc. and Galen C. Smith.(19)

10.33*	Employment Agreement, entered into on January 2, 2013 and effective as of April 1, 2013, between Coinstar, Inc. and Galen C. Smith.(19)

10.34*	Change of Control Agreement, dated as of January, 2, 2013, between Coinstar, Inc. and Galen C. Smith.(19)

10.35*	Offer Letter between Outerwall Inc. and Peter Osvaldik, dated May 12, 2014.(27)

10.36
Second Amended and Restated Credit Agreement (the “Credit Agreement”), dated July 15, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, Wells Fargo Bank, National Association, as syndication agent, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as co-documentation agents, as well as other lenders that are parties thereto.(12)

10.37
First Amendment to Credit Agreement, dated as of October 25, 2011, among Coinstar, Inc., as borrower, Bank of America, N.A., as administrative agent for the lenders, and the other lenders party thereto.(13)

10.38	Consent, Waiver and Amendment dated March 7, 2013 under Second Amended and Restated Credit Agreement, dated July 15, 2011, as amended.(7)

10.39
Supplement and Amendment to Second Amended and Restated Credit Agreement, effective as of December 9, 2013, among Outerwall Inc., as borrower, the Revolving Lenders, the Additional Term Facility Lenders, and Bank of America, N.A., as administrative agent.(9)

10.40*
Third Amended and Restated Credit Agreement, dated June 24, 2014, among Outerwall Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, HSBC Bank USA, National Association, RBC Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners, HSBC Bank USA, National Association, Royal Bank of Canada and U.S. Bank National Association, as syndication agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Morgan Stanley Bank, N.A., as documentation agents, and the other lenders that are parties thereto.(21)

10.41*	Offer Letter for Mark Horak, dated January 28, 2014.(18)

10.42*	Employment Agreement between Redbox Automated Retail, LLC and Mark Horak, dated March 17, 2014.(18)

10.43*	Change of Control Agreement between Outerwall Inc. and Mark Horak, dated March 17, 2014.(18)

10.44*	Form of Indemnification Agreement for directors and Section 16 officers.(22)

10.45*	Interim CEO Agreement between Outerwall Inc. and Nora M. Denzel, dated January 18, 2015.(28)

10.46*	Letter Agreement between Outerwall Inc. and Donald Rench, dated February 12, 2015.(23)

10.47*	Release of Claims Agreement between Outerwall Inc. and James Pinckney, dated March 6, 2015.(23)

10.48*	Offer Letter for Erik E. Prusch, dated July 29, 2015.(25)

10.49*	Employment Agreement between Outerwall Inc. and Erik E. Prusch, executed on July 29, 2015.(25)

10.50*	Change of Control Agreement between Outerwall Inc. and Erik E. Prusch, executed on July 29, 2015.(25)

10.51*	Offer Letter between Outerwall Inc. and Jeffrey W. Kist.(26)

21.1	Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm-KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a confidential treatment order by the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (File Number 000-22555).
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on July 2, 2013 (File Number 000-22555).
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2009 (File Number 000-22555).
(4)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2009 (File Number 000-22555).
(5)	Incorporated by reference to Appendix A of the Registrant’s Form DEF 14A filed on April 23, 2010 (File Number 000-22555).
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2010 (File Number 000-22555).
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on March 12, 2013 (File Number 000-22555).
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File Number 000-22555).
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on December 10, 2013 (File Number 000-22555).
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on July 24, 2013 (File Number 000-22555).
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on March 7, 2007 (File Number 000-22555).
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on July 21, 2011 (File Number 000-22555).
(13)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2011 (File Number 000-22555).
(14)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2012 (File Number 000-22555).
(15)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2012 (File Number 000-22555).
(16)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2012 (File Number 000-22555).
(17)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (File Number 000-22555).
(18)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2014 (File Number 000-22555).
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on January 3, 2013 (File Number 000-22555).
(20)	Incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2014 (File Number 000-22555).
(21)	Incorporated by reference to the Registrant’s Form 8-K filed on June 24, 2014 (File Number 000-22555).
(22)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2014 (File Number 000-22555).
(23)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2015 (File Number 000-22555).
(24)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (File Number 000-22555).
(25)	Incorporated by reference to the Registrant’s Form 8-K filed on July 30, 2015 (File Number 000-22555).
(26)	Incorporated by reference to the Registrant’s Form 8-K filed on December 7, 2015 (File Number 000-22555)
(27)	Incorporated by reference to the Registrant’s Form 8-K filed on May 16, 2014 (File Number 000-22555).
(28)	Incorporated by reference to the Registrant’s Form 8-K filed on January 20, 2015 (File Number 000-22555).
(29)	Incorporated by reference to the Registrant’s Form S-4 filed on September 6, 2013 (File Number 333-191044).
(30)	Incorporated by reference to the Registrant’s Form S-4 filed on March 5, 2015 (File Number 333-202523).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTERWALL INC.

By:	/s/ Galen C. Smith
Galen C. Smith
Chief Financial Officer
February 4, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 4, 2016:

Signature	Title

/s/ Erik E. Prusch	Chief Executive Officer and Director (Principal Executive Officer)
Erik E Prusch

/S/ Galen C. Smith	Chief Financial Officer (Principal Financial Officer)
Galen C. Smith

/S/ Jeffrey W. Kist	Interim Chief Accounting Officer (Principal Accounting Officer)
Jeffrey W. Kist

/S/ Nelson C. Chan	Chair of the Board
Nelson C. Chan

/S/ Nora M. Denzel	Director
Nora M. Denzel

/s/ David M. Eskenazy	Director
David M. Eskenazy

/s/ Ross G. Landsbaum	Director
Ross G. Landsbaum

/S/ Robert D. Sznewajs	Director
Robert D. Sznewajs

/S/ Ronald B. Woodard	Director
Ronald B. Woodard